Form 10-Q
period 1994-03-31
ENRON OIL & GAS CO
filed 1994-05-13
CIK 821189

Enron Oil & Gas Company
P. O. Box 1188
Houston, TX   7725101188

May 13, 1994



Securities and Exchange Commission
Washington, D.C.


Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,




/S/BEN B. BOYD
Ben B. Boyd
Vice President and Controller

                                            FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D. C.  20549


(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1994

(  )  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934


                                  Commission File Number 1-9743
                                     ENRON OIL & GAS COMPANY
                     (Exact name of registrant as specified in its charter)


                Delaware                                47-0684736
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

  1400 Smith Street, P.O. Box 1188
            Houston, Texas                             77251-1188
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (713) 853-6161

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994.


    Common Stock, No Par Value                          79,928,500 shares
                Class                                    Number of Shares

                                     ENRON OIL & GAS COMPANY

                                        TABLE OF CONTENTS



                                                                    Page No.

PART I.  FINANCIAL INFORMATION

        ITEM 1.    Financial Statements

                   Consolidated Statements of Income -
                     Three Months Ended March 31, 1994 and 1993         3

                   Consolidated Balance Sheets - March 31, 1994
                     and December 31, 1993                              4

                   Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1994 and 1993         5

                   Notes to Consolidated Financial Statements           6

        ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10


PART II.  OTHER INFORMATION

        ITEM 4.    Results of Votes of Security Holders                14

        ITEM 6.    Exhibits and Reports on Form 8-K                    14

                                 PART I.  FINANCIAL INFORMATION

                                  ITEM 1.  FINANCIAL STATEMENTS
                                     ENRON OIL & GAS COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                             (In Thousands Except Per Share Amounts)
                                           (Unaudited)

                                                                          Three Months Ended
                                                                                March 31,
                                                                         1994           1993
NET OPERATING REVENUES
   Natural Gas
     Associated Companies                                              $ 75,008       $ 68,275
     Trade                                                               62,278         50,856
   Crude Oil, Condensate and
    Natural Gas Liquids
     Associated Companies                                                 7,525         12,949
     Trade                                                                5,955          3,229
   Other                                                                  1,441          1,511
          Total                                                         152,207        136,820

OPERATING EXPENSES
   Lease and Well                                                        14,999         13,758
   Exploration                                                            9,231          5,991
   Dry Hole                                                               2,623          2,722
   Impairment of Unproved Oil and Gas Properties                          4,196          4,161
   Depreciation, Depletion and Amortization                              64,840         59,780
   General and Administrative                                            13,417         10,955
   Taxes Other Than Income                                                9,964          9,834
          Total                                                         119,270        107,201

OPERATING INCOME                                                         32,937         29,619

OTHER INCOME                                                              8,304          1,774

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                          41,241         31,393

INTEREST EXPENSE
   Incurred                                                               3,646          3,689
   Capitalized                                                           (1,493)        (1,251)
     Net Interest Expense                                                 2,153          2,438

INCOME BEFORE INCOME TAXES                                               39,088         28,955
INCOME TAX PROVISION(BENEFIT)                                             8,830         (1,253)

NET INCOME                                                             $ 30,258       $ 30,208

EARNINGS PER SHARE OF COMMON STOCK                                     $    .38       $    .38

AVERAGE NUMBER OF COMMON SHARES                                          79,920         80,000

The accompanying notes are an integral part of these consolidated financial statements.

                                    ENRON OIL & GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                                         (In Thousands)

                                                                    March 31,     December 31,
                                                                      1994            1993
                                                                   (Unaudited)

                                             ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                       $   57,209      $  103,129
   Accounts Receivable
     Associated Companies                                              55,259          59,143
     Trade                                                             61,856          66,109
   Inventories                                                         14,731          14,082
   Other                                                                8,438           6,962
           Total                                                      197,493         249,425
OIL AND GAS PROPERTIES (Successful Efforts Method)                  2,810,455       2,772,220
   Less: Accumulated Depreciation, Depletion and Amortization      (1,253,655)     (1,226,175)
           Net Oil and Gas Properties                               1,556,800       1,546,045
OTHER ASSETS                                                           17,379          15,692

TOTAL ASSETS                                                       $1,771,672      $1,811,162



                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable
     Associated Companies                                          $   22,466      $   13,250
     Trade                                                            117,651         143,542
   Accrued Taxes Payable                                               17,719          17,354
   Dividends Payable                                                    4,795           4,795
   Current Maturities of Long-Term Debt                                   -            30,000
   Other                                                                4,785           8,989
           Total                                                      167,416         217,930
LONG-TERM DEBT                                                        153,000         153,000
OTHER LIABILITIES                                                       9,907           9,477
DEFERRED INCOME TAXES                                                 272,486         270,154
COMMITMENTS AND CONTINGENCIES (Note 8)

DEFERRED REVENUE                                                      216,840         227,528

SHAREHOLDERS' EQUITY
   Common Stock, No Par, 80,000,000 Shares Authorized and Issued      200,800         200,800
   Additional Paid In Capital                                         417,119         417,531
   Cumulative Foreign Currency Translation Adjustment                 (12,956)         (6,855)
   Retained Earnings                                                  350,458         324,995
   Common Stock Held in Treasury, 80,000 shares                        (3,398)         (3,398)
           Total Shareholders' Equity                                 952,023         933,073

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,771,672      $1,811,162

The accompanying notes are an integral part of these consolidated financial statements.

                                     ENRON OIL & GAS COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                         1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of Net Income to Net Operating Cash Inflows:
   Net Income                                                         $  30,258   $  30,208
   Items Not Requiring (Providing) Cash
     Depreciation, Depletion and Amortization                            64,840      59,780
     Impairment of Unproved Oil and Gas Properties                        4,196       4,161
     Deferred Income Taxes                                                3,714      (1,678)
     Other, Net                                                            (803)       (127)
   Exploration Expenses                                                   9,231       5,991
   Dry Hole Expenses                                                      2,623       2,722
   Gains on Sales of Oil and Gas Properties                              (6,001)        (14)
   Other, Net                                                              (150)         63
   Changes in Components of Working Capital
    and Other Liabilities
     Accounts Receivable                                                  8,137     (10,647)
     Inventories                                                           (649)      1,150
     Accounts Payable                                                   (16,675)    (12,775)
     Accrued Taxes Payable                                                  365       2,406
     Other Liabilities                                                    1,598       1,663
     Other, Net                                                          (5,680)    (42,577)
   Changes in Components of Working Capital Associated
    with Investing Activities                                             8,835      29,736
NET OPERATING CASH INFLOWS                                              103,839      70,062
INVESTING CASH FLOWS
   Additions to Oil and Gas Properties                                  (88,527)    (91,386)
   Exploration Expenses                                                  (9,231)     (5,991)
   Dry Hole Expenses                                                     (2,623)     (2,722)
   Proceeds from Property Sales                                           6,713         421
   Amortization of Deferred Revenue                                     (10,688)    (23,192)
   Changes in Components of Working Capital Associated
    with Investing Activities                                            (8,835)    (29,736)
   Other, Net                                                            (1,362)     (2,502)
NET INVESTING CASH OUTFLOWS                                            (114,553)   (155,108)
FINANCING CASH FLOWS
   Long-Term Debt                                                       (30,000)          -
   Dividends Paid                                                        (4,795)     (4,800)
   Treasury Stock Purchased                                                (891)     (6,266)
   Proceeds from Sales of Treasury Stock                                    480       3,355
NET FINANCING CASH OUTFLOWS                                             (35,206)     (7,711)
DECREASE IN CASH AND CASH EQUIVALENTS                                   (45,920)    (92,757)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        103,129     132,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  57,209   $  39,861

The accompanying notes are an integral part of these consolidated financial statements.

                                    ENRON OIL & GAS COMPANY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by management of Enron Oil & Gas Company (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1993.

   Certain reclassifications have been made to the consolidated financial statements for 1993 to conform with the current presentation.

2. Cash and Cash Equivalents at March 31, 1994 includes $43.1 million advanced to Enron Corp. under a promissory note, effective January 1, 1993, at a fixed interest rate of 7%, which note provides for the investment of funds temporarily surplus to the Company.

3. Income Tax Provision(Benefit) for the three-month periods ended March 31, 1994 and 1993 includes a tax benefit of $8.1 million and $13.9 million, respectively, related to tight gas sand federal income tax credit utilization.

4. Natural Gas and Crude Oil, Condensate and Natural Gas Liquids Net Operating Revenues

   Natural Gas Net Operating Revenues are comprised of the following (in millions):
                                                         Three Months Ended
                                                               March 31,
                                                        1994             1993
       Wellhead Natural Gas Revenues
           Associated Companies (1)(2)                $ 89.4           $ 75.9
           Trade                                        48.2             35.9
                   Total                              $137.6           $111.8
      Other Natural Gas Marketing Activities
           Gross Revenues from:
               Associated Companies                   $ 44.6           $ 34.8
               Trade (3)                                33.0             30.6
                   Total                                77.6             65.4
           Associated Costs from:
               Associated Companies (1)(4)              53.0             42.4
               Trade                                    18.9             15.9
                   Total (5)                            71.9             58.3
                   Net                                   5.7              7.1
           Commodity Price Hedging (6)                  (6.0)              .2
                   Total                              $  (.3)          $  7.3

                                    ENRON OIL & GAS COMPANY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Crude Oil, Condensate and Natural Gas Liquids, Net Operating Revenues are comprised of the following (in millions):
                                                          Three Months Ended
                                                               March 31,
                                                         1994            1993
      Wellhead Crude Oil, Condensate and
        Natural Gas Liquid Revenues
           Associated Companies                        $  7.1          $ 13.0
           Trade                                          6.0             3.2
                   Total                               $ 13.1          $ 16.2

      Other Crude Oil Marketing Activities
        Commodity Price Hedging (6)                    $   .4          $    -



(1) Wellhead Natural Gas Revenues include $39.5 million and $29.5 million for the three-month periods ended March 31, 1994 and 1993, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
(2) Includes $7.0 million and $15.5 million for the three-month periods ended March 31, 1994 and 1993, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.
(3) Includes $10.7 million and $23.2 million for the three-month periods ended March 31, 1994 and 1993, respectively, associated with the amortization of deferred revenues under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes the effect of a price swap agreement with a third party which in effect fixes the price of certain purchases.
(5) Includes $9.9 million and $20.0 million for the three-month periods ended March 31, 1994 and 1993, respectively, for volumes delivered under volumetric production payment and exchange agreements effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and exchange differentials.
(6) Represents gain or loss associated with commodity futures transactions primarily with Enron Corp. affiliated companies based on NYMEX prices in effect on dates of execution, less customary transaction fees. These transactions serve as price hedges for a portion of wellhead sales.

                                    ENRON OIL & GAS COMPANY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Gains on sales of certain oil and gas properties in the amount of $6.0 million and $14,000 are required to be removed from Net Income in connection with determining Net Operating Cash Inflows while the related proceeds are classified as investing cash flows for the three-month periods ended March 31, 1994 and 1993, respectively. However, current accounting guidelines will not permit the relevant federal income tax impact of these transactions to be reclassified to investing cash flows. The current federal income tax impact of these sales transactions was calculated by the Company to be $1.3 million and $.1 million for the three-month periods ended March 31, 1994 and 1993, respectively, which entered into the overall calculation of current federal income tax. The Company believes that this federal income tax impact should be considered in analyzing the elements of the cash flow statement.

6. In March 1994, the Company replaced an existing credit agreement with a Revolving Credit Agreement dated as of March 11, 1994, among the Company and the banks named therein (the "Credit Agreement"). The Credit Agreement provides for aggregate borrowings of up to $100 million, with provisions for increases, at the option of the Company, up to $300 million. Advances under the Credit Agreement bear interest, at the option of the Company, based on a base rate, an adjusted CD rate or an Eurodollar rate. Each advance under the Credit Agreement matures on a date selected by the Company at the time of the advance, but in no event after January 15, 1998. There were no advances outstanding under the Credit Agreement at March 31, 1994.

7. In March 1994, a subsidiary of the Company received two advances aggregating $31 million under a credit agreement dated as of March 8, 1994, between the subsidiary and a financial institution. The credit agreement provides for aggregate borrowings of up to $75 million. One of the advances is in the amount of $16 million, bears interest at a fixed rate of 4.52% and is due in 1998. The other advance is in the amount of $15 million, bears interest at a floating rate that resets quarterly equal to 84% of the London Interbank Bid Rate which is 1/8 of 1% less than the London Interbank Offered Rate and is due in 1998. Both advances are collateralized with a letter of credit issued by a bank on behalf of the subsidiary and guaranteed by the Company. The advances were used to partially repay a promissory note payable to a bank by the subsidiary.

8. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, TransAmerican Natural Gas Corporation ("TransAmerican") has filed a petition against the Company and Enron Corp. alleging breach of contract, tortious interference with contract, misappropriation of trade secrets and violation of state antitrust laws. The petition, as amended, seeks actual damages of $100 million plus exemplary damages of $300 million. The Company has answered the petition and is actively defending the matter; in addition, the Company has filed counterclaims against TransAmerican and its sole shareholder, John R. Stanley, alleging fraud, negligent misrepresentation and breach of state antitrust laws. On April 1, 1994, Enron Corp. was granted summary judgment, wherein the court ordered that TransAmerican can take nothing on its claims against Enron Corp. Trial, originally set for February 7, 1994, is now set for September 12, 1994. Although no assurances can be given, the Company believes that the claims made by TransAmerican are totally without merit, that the ultimate resolution of the matter will not have a materially adverse effect on its financial condition or results of operations, and that such ultimate resolution could result in a recovery to the Company.

                           ITEM 1.  FINANCIAL STATEMENTS - (Concluded)
                                    ENRON OIL & GAS COMPANY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. On May 3, 1994, the shareholders of the Company approved a resolution submitted by the Board of Directors that would, contingent upon the Board of Directors of the Company declaring, on or before May 3, 1995, a stock split of either two-for-one or three-for-two, amend the Restated Certificate of Incorporation of the Company to increase the total number of authorized shares of the common stock of the Company from 80 million to 160 million shares in the event of a two-for-one stock split or to 120 million shares in the event of a three-for-two stock split. Subsequently and also on May 3, 1994, the Board of Directors declared a two-for-one split of the Company's common stock to be effected as a non-taxable dividend of one share for each share outstanding. Shares will be issued on June 15, 1994 to shareholders of record as of May 31, 1994. All per share amounts referenced herein are reflected on a pre-split basis. An amendment to the Restated Certificate of Incorporation of the Company to increase the total number of authorized shares of the common stock of the Company from 80 million to 160 million shares will be filed with the Secretary of State of Delaware.

10.   Significant items of other income are detailed below (in millions):

                                                          Three Months Ended
                                                                March 31,
                                                         1994            1993

      Gains on Sales of Oil and Gas Properties         $  6.0          $    -
      Interest Income                                     1.5             1.2
      Other, Net                                          0.8             0.6
           Total                                       $  8.3          $  1.8

                        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     ENRON OIL & GAS COMPANY


The following review of operations for the three-month period ended March 31, 1994 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

Results of Operations

Three Months Ended March 31, 1994
vs. Three Months Ended March 31, 1993

      In the first quarter of 1994, Enron Oil & Gas Company (the "Company") realized net income of $30.3 million compared to net income of $30.2 million for the same period in 1993. Net operating revenues for the first quarter of 1994 were $152.2 million as compared to $136.8 million for the same period a year ago.

      Volume and price statistics are as follows:
                                                         1994           1993
      Wellhead Volumes
          Natural Gas (MMcf/d) (1) (3)                    799            705
          Crude Oil and Condensate (MBbl/d) (1)          10.8            9.7
          Natural Gas Liquids (MBbl/d)                    0.7            0.7
      Wellhead Average Prices
          Natural Gas ($/Mcf) (2) (4)                  $ 1.91         $ 1.76
          Crude Oil and Condensate ($/Bbl) (2)          12.83          17.56
          Natural Gas Liquids ($/Bbl)                    8.37          12.37
      Other Natural Gas Marketing
          Volumes (MMcf/d) (3)                            341            289
          Average Gross Revenue ($/Mcf)                  2.53         $ 2.52
          Associated Costs ($/Mcf) (5)                   2.35           2.25
          Margin ($/Mcf)                               $ 0.18         $ 0.27

      (1) Million cubic feet per day or thousand barrels per day, as applicable.
      (2)   Dollars per thousand cubic feet or per barrel, as applicable.
      (3) Includes 48 MMcf per day and 103 MMcf per day for the three-month periods ended March 31, 1994 and 1993, respectively, delivered under the terms of volumetric production payment agreements effective October 1, 1992, as amended.
      (4) Includes an average equivalent wellhead value of $1.61/Mcf and $1.67/Mcf for the three-month periods ended March 31, 1994 and 1993, respectively, for the volumes described in note (3), net of transportation costs.
      (5)   Including transportation and exchange differentials.

      First quarter 1994 average wellhead natural gas prices were up approximately 9% from the same period in 1993 resulting in an approximate $11 million increase in net operating revenues. An increase of 13% in wellhead natural gas volumes over the first quarter of 1993 added approximately $15 million to net operating revenues. First quarter wellhead crude oil and condensate average prices declined 27% reducing net operating revenues by about $5 million. Crude oil and condensate wellhead volumes increased 11% adding approximately $2 million to net operating revenue compared to the same period a year ago.

                        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                                     ENRON OIL & GAS COMPANY


      Other marketing activities associated with sales and purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX related commodity market transactions, and margins relating to the volumetric production payment added $.1 million to net operating revenues during the first quarter of 1994, a decrease of $7.2 million from the same period in 1993. This decrease primarily results from shrinking margins associated with amortization of volumetric production payment deferred revenues due to increases in market responsive natural gas prices associated with volumes supplying these dispositions and a decrease in delivered volumes due to the rescheduling of deliveries under the terms of the volumetric production payment agreement, as amended, and losses on natural gas commodity price hedging activities utilizing NYMEX related commodity market transactions. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, increased $.10 per Mcf. The average price received for these transactions did not vary substantially from the same period last year.

      The net reduction in benefits from these other marketing activities, a substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, are more than offset by an increase in revenues associated with market responsive price increases for wellhead natural gas deliveries, as noted above. If the stronger market responsive pricing environment continues, the incremental benefits realized by the Company in prior years from these other marketing activities will continue to be reduced. However, in such circumstances the Company will continue to realize more significant benefits from the improved pricing related to wellhead deliveries. (See Note 4 to Consolidated Financial Statements). Since December 31, 1993, the Company has reduced the level of wellhead natural gas volumes for which it had previously locked in prices using various commodity price hedging mechanisms from about two-thirds to approximately one-half of its anticipated wellhead natural gas volumes for the year 1994.

      During the first quarter of 1994, operating expenses of $119 million were $12 million higher than the $107 million incurred in the first quarter of 1993. Lease and well expenses increased approximately $1 million to $15 million and exploration expenses increased $3 million to $9 million primarily due to expanded international operations. Dry hole expenses and impairments of unproved oil and gas properties decreased slightly from the same period last year. Depreciation, depletion and amortization ("DD&A") expense increased $5 million to $65 million reflecting an increase in production volumes and a decrease in the average DD&A rate from $.87 per thousand cubic feet equivalent ("Mcfe") in the first quarter of 1993 to $.83 per Mcfe in the first quarter of 1994. The DD&A rate decrease is primarily due to production from international operations at an average DD&A rate signficantly less than the North American operations average DD&A rate. General and administrative expenses increased $2 million to $13 million in the first quarter 1994 primarily due to overall higher costs associated with certain employee related expenses.

      The Company reduced its total per unit operating costs for lease and well expense, DD&A, general and administrative expense, interest expense, and taxes other than income by $.05 per Mcfe, averaging $1.35 per Mcfe during the first quarter of 1994 compared to $1.40 per Mcfe during the same period in 1993. This decrease is primarily attributable to the reduction in the average DD&A rate as noted above.

                        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                                     ENRON OIL & GAS COMPANY


      Other income for the first quarter of 1994 includes $6 million in gains associated with the routine sale of oil and gas properties that do not fit the overall growth strategy of the Company as compared to $14,000 of gains for similar sales recorded in the first quarter of 1993. The Company expects to continue the sale of similar properties from time to time. Net interest expense of $2 million decreased slightly from the first quarter of 1993.

      Income tax provision (benefit) for the first quarters of 1994 and 1993 includes a provision of approximately $9 million and a benefit of approximately $1 million, respectively. The difference results primarily from a reduction in the federal income tax benefits associated with tight gas sand federal income tax credits utilized in the first quarter of 1994 as compared to the first quarter of 1993 along with the significant increase in income before income taxes during the first quarter of 1994.

      Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate method.

Capital Resources and Liquidity

      The Company's primary sources of cash during the three months ended
March 31, 1994 were funds generated from operations, proceeds from the sale of certain oil and gas properties and issuance of new debt. Primary cash outflows consisted of funds used in operations, exploration and development expenditures, repayment of debt, and dividends paid to the Company's shareholders.

      Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, property sales net of income tax, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses. The Company generated discretionary cash flow of $109 million during the first three months of 1994, an 8% increase over the $101 million generated for the same period in 1993, primarily reflecting an increase in net operating revenues partially reduced by an increase in current federal income taxes as discussed above.

      Net operating cash flows of $104 million for the first three months of 1994 increased $34 million as compared to the same period in 1993 primarily due to the increase in discretionary cash flow discussed above and an increase in cash flow associated with a reduction in working capital requirements. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1994 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

      Exploration and development expenditures totaled $100 million for the first three months of 1994 which was essentially equal to the amount expended during the same period in 1993 reflecting a continuing emphasis on domestic drilling activity as well as an increasing emphasis on certain international development drilling opportunities.

                          PART I.  FINANCIAL INFORMATION - (Concluded)

                        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                                     ENRON OIL & GAS COMPANY


      During the first quarter of 1994, the Company was part of a consortium selected to negotiate for offshore development and operating rights to certain fields off the west coast of India. Two of the fields are oil fields with current production and the third is a large undeveloped gas field. The Company's working interest ownership is expected to be approximately 30 percent, and the Company will operate the joint venture. The consortium is working with the Indian government to finalize the production sharing contract and joint operating and product sales agreements.

      The level of exploration and development expenditures will vary in future periods depending on energy market conditions and other related economic factors. The Company has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. There are no material continuing commitments associated with expenditure plans.

                                   PART II.  OTHER INFORMATION
                                     ENRON OIL & GAS COMPANY





ITEM 4.      Results of Votes of Security Holders

      The annual meeting of shareholders of Enron Oil & Gas Company was held on May 3, 1994. The matter voted upon, other than the election of directors and procedure items, was as follows:

      The shareholders of the Company approved by an affirmative vote of 76,732,439 shares and negative vote of 8,198 shares, with 12,494 shares abstaining, a resolution submitted by the Board of Directors that would, contingent upon the Board of Directors of the Company declaring, on or before May 3, 1995, a stock split of either two-for-one or three-for-two, amend the Restated Certificate of Incorporation of the Company to increase the total number of authorized shares of the common stock of the Company from 80 million to 160 million shares in the event of a two-for-one stock split or to 120 million shares in the event of a three-for-two stock split. Subsequently and also on May 3, 1994, the Board of Directors declared a two-for-one split of the Company's common stock to be effected as a non-taxable dividend of one share for each share outstanding. Shares will be issued on June 15, 1994 to shareholders of record as of May 31, 1994. An amendment to the Restated Certificate of Incorporation of the Company to increase the total number of authorized shares of the common stock of the Company from 80 million to 160 million shares will be filed with the Secretary of State of Delaware.


ITEM 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibits - None

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended March 31, 1994.

                                           SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ENRON OIL & GAS COMPANY
                                        (Registrant)




Date:  May 12, 1994                           By      /S/ W. C. WILSON
                                                        W. C. Wilson
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                 (Principal Financial Officer)




Date:  May 12, 1994                           By        /S/ BEN B. BOYD
                                                          Ben B. Boyd
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)