Form 10-Q
period 1994-06-30
ENRON OIL & GAS CO
filed 1994-08-12
CIK 821189

Enron Oil & Gas Company
P. O. Box 1188
Houston, TX   7725101188


August 12, 1994


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

    For the quarterly period ended June 30, 1994

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 Commission File Number 1-9743
                    ENRON OIL & GAS COMPANY
     (Exact name of registrant as specified in its charter)


          Delaware                                 47-0684736
(State  or  other  jurisdiction  of     (I.R.S.  Employer Identification No.)
  incorporation or organization)

  1400 Smith Street, P.O. Box 1188
       Houston, Texas                               77251-1188
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    (713)853-6161

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994.


Common Stock, $.01 Par Value             159,835,750 shares
         Class                            Number of Shares

                   ENRON OIL & GAS COMPANY

                      TABLE OF CONTENTS



                                                              Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

           Consolidated Statements of Income -
             Three Months Ended June 30, 1994 and 1993 and
             Six  Months  Ended  June  30,  1994  and  1993      3

           Consolidated Balance Sheets - June 30, 1994 and
             December 31, 1993                                   4

           Consolidated Statements of Cash Flow -
              Six  Months  Ended  June  30,  1994  and  1993     5

           Notes   to  Consolidated  Financial  Statements       6

      ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations   10


PART II.  OTHER INFORMATION

      ITEM  4.     Results  of  Votes  of  Security  Holders    16

      ITEM  6.      Exhibits  and  Reports  on  Form   8-K      16

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                          ENRON OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)

                                        Three  Months Ended    Six  Months Ended
                                             June 30,             June 30,
                                          1994       1993      1994      1993

NET OPERATING REVENUES
   Natural Gas
     Associated Companies              $ 66,353   $ 60,875  $141,361  $129,150
     Trade                               55,704     62,268   117,982   113,124
   Crude Oil, Condensate and Natural Gas Liquids
     Associated Companies                10,487     10,008    18,012    22,957
     Trade                                8,111      5,746    14,066     8,975
   Other                                  1,847      1,596     3,288     3,107
                  Total                 142,502    140,493   294,709   277,313

OPERATING EXPENSES
   Lease and Well                        16,367     14,032    31,366    27,790
   Exploration                           10,458      9,961    19,689    15,952
   Dry Hole                               5,471        548     8,094     3,270
   Impairment of Unproved Oil & Gas
    Properties                            6,304      4,320    10,500     8,481
   Depreciation, Depletion and
    Amortization                         62,177     58,666   127,017   118,446
   General and Administrative            10,867     10,897    24,284    21,852
   Taxes Other Than Income                4,724     10,545    14,688    20,379
                  Total                 116,368    108,969   235,638   216,170

OPERATING INCOME                         26,134     31,524    59,071    61,143

OTHER INCOME                             12,327        586    20,631     2,360

INCOME  BEFORE  INTEREST  EXPENSE
  AND INCOME  TAXES                      38,461     32,110    79,702    63,503

INTEREST EXPENSE
   Incurred                               3,400      3,809     7,046     7,498
   Capitalized                           (1,520)    (1,297)   (3,013)   (2,548)
        Net Interest Expense              1,880      2,512     4,033     4,950

INCOME BEFORE INCOME TAXES               36,581     29,598    75,669    58,553
INCOME TAX PROVISION (BENEFIT)            2,369    (3,923)    11,199    (5,176)

NET INCOME                             $ 34,212  $ 33,521   $ 64,470  $ 63,729

EARNINGS PER SHARE OF COMMON STOCK     $    .21  $    .21   $    .40  $    .40

AVERAGE NUMBER OF COMMON SHARES (Note 9)159,859   160,000    159,850   160,000




The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                                     June 30,      December 31,
                                                       1994            1993
                                                    (Unaudited)

                                  ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                        $   85,717       $ 103,129
   Accounts Receivable
     Associated Companies                               45,364          59,143
     Trade                                              60,310          66,109
   Inventories                                          16,593          14,082
   Other                                                 8,281           6,962
             Total                                     216,265         249,425
OIL AND GAS PROPERTIES (Successful Efforts Method)   2,871,333       2,772,220
   Less:  Accumulated Depreciation, Depletion and
     Amortization                                   (1,297,618)     (1,226,175)
             Net Oil and Gas Properties              1,573,715       1,546,045
OTHER ASSETS                                            13,913          15,692

TOTAL ASSETS                                        $1,803,893      $1,811,162



                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable
     Associated Companies                          $   22,126       $   13,250
     Trade                                            118,223          143,542
   Accrued Taxes Payable                               15,340           17,354
   Dividends Payable                                    4,796            4,795
   Current Maturities of Long-Term Debt                     -           30,000
   Other                                                5,319            8,989
             Total                                    165,804          217,930
LONG-TERM DEBT                                        176,000          153,000
OTHER LIABILITIES                                       8,400            9,477
DEFERRED INCOME TAXES                                 266,372          270,154
COMMITMENTS AND CONTINGENCIES (Note 8)

DEFERRED REVENUE                                      206,034          227,528

SHAREHOLDERS' EQUITY
   Common Stock, $.01 Par, 160,000,000 Shares
     Authorized and Issued at June 30, 1994
     and No Par, 80,000,000 Shares Authorized
     and Issued at December 31, 1993                  201,600          200,800
   Additional Paid In Capital                         415,513          417,531
    Cumulative  Foreign  Currency Translation
     Adjustment                                       (12,800)          (6,855)
   Retained Earnings                                  379,874          324,995
   Common Stock Held in Treasury, 136,750 shares
     at June 30, 1994 and 80,000 shares
     at December 31, 1993                              (2,904)          (3,398)
             Total Shareholders' Equity               981,283          933,073

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,803,893       $1,811,162


The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)


                                                              Six Months Ended
                                                                   June 30,
                                                               1994       1993

CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of Net Income to Net Operating Cash Inflows:
   Net Income                                               $  64,470   $  63,729
   Items Not Requiring (Providing) Cash
    Depreciation, Depletion and Amortization                  127,017     118,446
    Impairment of Unproved Oil and Gas Properties              10,500       8,481
    Deferred Income Taxes                                       1,486      (1,165)
    Other, Net                                                    605         524
   Exploration Expenses                                        19,689      15,952
   Dry Hole Expenses                                            8,094       3,270
   Gains on Sales of Oil and Gas Properties                   (18,948)         (7)
   Other, Net                                                     878         291
   Changes in Components of Working Capital and Other Liabilities
     Accounts Receivable                                       19,577      (4,666)
     Inventories                                               (3,025)     (2,572)
     Accounts Payable                                         (16,443)      1,105
     Accrued Taxes Payable                                     (2,014)      5,808
     Other Liabilities                                           (419)      2,693
     Other, Net                                                (4,989)    (50,032)
   Changes in Components of Working Capital Associated with
     Investing Activities                                      13,021      32,594
NET OPERATING CASH INFLOWS                                    219,499     194,451
INVESTING CASH FLOWS
   Additions to Oil and Gas Properties                       (185,315)   (169,392)
   Exploration Expenses                                       (19,689)    (15,952)
   Dry Hole Expenses                                           (8,094)     (3,270)
   Proceeds from Property Sales                                31,311         490
   Amortization of Deferred Revenue                           (21,494)    (46,643)
   Changes in Components of Working Capital Associated with
     Investing Activities                                     (13,021)    (32,594)
   Other, Net                                                  (3,295)     (3,225)
NET INVESTING CASH OUTFLOWS                                  (219,597)   (270,586)
FINANCING CASH FLOWS
   Issuance of Long-Term Debt                                  56,000           -
   Decrease in Long-Term Debt                                 (63,000)          -
   Dividends Paid                                              (9,590)     (9,600)
   Treasury Stock Purchased                                    (2,233)     (9,708)
   Proceeds from Sales of Treasury Stock                        1,509       4,972
NET FINANCING CASH OUTFLOWS                                   (17,314)    (14,336)
DECREASE IN CASH AND CASH EQUIVALENTS                         (17,412)    (90,471)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              103,129     132,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  85,717   $  42,147


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

     Certain reclassifications have been made to the consolidated financial statements and notes for 1993 to conform with the current presentation.

2. Cash and Cash Equivalents at June 30, 1994 includes $75.2 million advanced to Enron Corp. under a revolving promissory note payable on demand, effective January 1, 1993, at a fixed interest rate of 7%, which note provides for the investment of funds temporarily surplus to the Company.

3. Income Tax Provision (Benefit) for the three-month periods ended June 30, 1994 and 1993 includes tax benefits of $7.1 million and $16.1 million, respectively, and for the six-month periods ended June 30, 1994 and 1993 includes tax benefits of $15.2 million and $30.0 million, respectively, all of which are related to tight gas sand federal income tax credit utilization. Income Tax Provision (Benefit) for the three and six-month periods ended June 30, 1994 also includes a $4.8 million deferred tax benefit resulting from a reduction in estimated composite state income tax rates and a $1.4 million current U.S. tax benefit arising from the discontinuance of operations in Malaysia.

4.    Natural  Gas  and  Crude Oil, Condensate  and  Natural  Gas
Liquids Net Operating Revenues

      Natural  Gas  Net Operating Revenues are comprised  of  the following (in millions):
                                           Three Months Ended  Six MonthsEnded
                                                June 30,           June 30,
                                           1994         1993    1994      1993
Wellhead Natural Gas Revenues
   Associated Companies (1)(2)           $ 72.7       $ 88.3   $162.0    $164.2
   Trade                                   41.1         39.2     89.3      75.1
           Total                         $113.8       $127.5   $251.3    $239.3
Other Natural Gas Marketing Activities
   Gross Revenues from:
     Associated Companies                $ 41.0       $ 25.6   $ 85.7    $ 60.4
     Trade (3)                             30.9         40.4     63.9      71.0
           Total                           71.9         66.0    149.6     131.4
   Associated Cost from:
     Associated Companies (1)(4)           47.1         42.9    100.1      85.3
     Trade                                 16.1         17.1     35.1      33.0
           Total (5)                       63.2         60.0    135.2     118.3
           Net                              8.7          6.0     14.4      13.1
   Commodity Price Hedging (6)              (.4)       (10.4)    (6.4)    (10.1)
           Total                         $  8.3      $  (4.4)  $  8.0    $  3.0

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Crude Oil, Condensate and Natural Gas Liquids, Net Operating
Revenues are comprised of the following (in millions):

                                           Three Months Ended   Six MonthsEnded
                                                 June 30,           June 30,
                                            1994        1993     1994     1993
Wellhead Crude Oil, Condensate and
  Natural Gas Liquid Revenues
   Associated Companies                   $ 10.1      $ 10.0   $ 17.1   $ 22.9
   Trade                                     8.1         5.8     14.1      9.0
           Total                          $ 18.2      $ 15.8   $ 31.2   $ 31.9

Other Crude Oil Marketing Activities
   Commodity Price Hedging (6)            $   .4      $    -   $   .9   $    -



(1)  Wellhead  Natural  Gas Revenues include $33.5  million  and
     $30.1 million for the three-month periods ended June 30, 1994 and 1993, respectively, and $73.0 million and $59.6 million for the six-month periods ended June 30, 1994 and 1993, respectively, associated with deliveries by Enron Oil & Gas Company to Enron
     Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated
     Costs.
(2) Includes $5.4 million and $14.8 million for the three-month periods ended June 30, 1994 and 1993, respectively, and $12.4 million and $30.3 million for the six-month periods ended June
     30, 1994 and 1993, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.
(3) Includes $10.8 million and $23.5 million for the three-month periods ended June 30, 1994 and 1993, respectively, and $21.5 million and $46.6 million for the six-month periods ended June 30, 1994 and 1993, respectively, associated with the amortization of deferred revenues under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4)  Includes the effect of a price swap agreement with a  third party which  in effect fixes the price of certain purchases.
(5) Includes $8.4 million and $21.3 million for the three-month periods ended June 30, 1994 and 1993, respectively, and $18.4 million and $41.3 million for the six-month periods ended June
     30, 1994 and 1993, respectively, for volumes delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and exchange differentials.
(6) Represents gain or loss associated with commodity futures transactions primarily with Enron Corp. affiliated companies based on NYMEX prices in effect on dates of execution, less customary transaction fees. These transactions serve as price hedges for a portion of wellhead sales.

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Gains on sales of certain oil and gas properties in the amount of $18.9 million and $7,000 are required to be removed from Net Income in connection with determining Net Operating Cash Inflows while the related proceeds are classified as investing cash flows for the six-month periods ended June 30, 1994 and 1993, respectively. However, current accounting guidelines will not permit the relevant federal income tax impact of these transactions to be reclassified to investing cash flows. The current federal income tax impact of these sales transactions was calculated by the Company to be $6.2 million and $.1 million for the six-month periods ended June 30, 1994 and 1993, respectively, which entered into the overall calculation of current federal income tax. The Company believes that this federal income tax impact should be considered in analyzing the elements of the cash flow statement.

6. In March 1994, the Company replaced an existing credit agreement with a Revolving Credit Agreement dated as of March 11, 1994, among the Company and the banks named therein (the "Credit Agreement"). The Credit Agreement provides for aggregate borrowings of up to $100 million, with provisions for increases, at the option of the Company, up to $300 million. Advances under the Credit Agreement bear interest, at the option of the Company, based on a base rate, an adjusted CD rate or an Eurodollar rate. Each advance under the Credit Agreement matures on a date selected by the Company at the time of the advance, but in no event after January 15, 1998. No advances have been drawn under the Credit Agreement through June 30, 1994.

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

      In May 1994, the subsidiary received a $25 million advance under a credit agreement dated May 27, 1994 between the subsidiary and a financial institution. The credit agreement provides for aggregate borrowings of up to $44 million and is due in 1999. The advances bear interest based on various interest rate options, as defined in the credit agreement (4.485% at June 30, 1994). The advance is guaranteed by the Company and was used to partially repay temporary advances from the Company to the subsidiary for exploration, development and production costs.

      In July 1994, the Company prepaid $25 million of loans payable due in April 1995 with proceeds from a promissory note payable to Enron Corp. which note is in the same amount and with essentially the same terms as the loan prepaid. The Enron Corp. promissory note and the remaining $25 million balance of loans payable due in April 1995 are classified as long-term because of the Company's intention and ability to replace such loans upon maturity with other long-term debt.

           ITEM 1.  FINANCIAL STATEMENTS - (Concluded)
                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, TransAmerican Natural Gas
Corporation ("TransAmerican") has filed a petition against the Company and Enron Corp. alleging breach of contract, tortious interference with contract, misappropriation of trade secrets and violation of state antitrust laws. The petition, as amended, seeks actual damages of $100 million plus exemplary damages of $300 million. The Company has answered the petition and is actively defending the matter; in addition, the Company has filed counterclaims against TransAmerican and its sole shareholder, John R. Stanley, alleging fraud, negligent misrepresentation and breach of state antitrust laws. On April 6, 1994, Enron Corp. was granted summary judgment, wherein the court ordered that TransAmerican can take nothing on its claims against Enron Corp. Trial, which was set most recently for September 12, 1994 has been continued, and there is no current setting. Although no assurances can be given, the Company believes that the claims made by TransAmerican are totally without merit, that the ultimate resolution of the matter will not have a materially adverse effect on its financial condition or results of operations, and that such ultimate resolution could result in a recovery to the Company.

9. On May 3, 1994, the shareholders of the Company approved a resolution submitted by the Board of Directors that would, contingent upon the Board of Directors of the Company declaring, on or before May 3, 1995, a stock split of either two-for-one or three-for-two, amend the Restated Certificate of Incorporation of the Company to increase the total number of authorized shares of the common stock of the Company from 80 million to 160 million shares in the event of a two-for-one stock split or to 120 million shares in the event of a three-for-two stock split. Subsequently and also on May 3, 1994, the Board of Directors declared a two-for-one split of the Company's common stock to be effected as a non-taxable dividend of one share for each share outstanding. On June 14, 1994, the shareholders consented to a revised amendment to the Restated Certificate of Incorporation of the Company to change the common stock which, at the time, had no par value to a par value of $.01 per share. Such revised amendment was filed with the Secretary of State of Delaware on
June 14, 1994. Shares were issued on June 15, 1994 to shareholders of record as of May 31, 1994. All per share amounts referenced herein are reflected on a post-split basis.

10. Significant items of other income are detailed below (in millions):

                                           Three Months Ended   Six Months Ended
                                               June 30,             June 30,
                                            1994       1993     1994      1993

Gains on Sales of Oil and Gas Properties  $ 12.9    $    -    $ 18.9    $    -
Interest Income                              1.2        .7       2.6       1.9
Other, Net                                  (1.8)      (.1)     (1.0)       .5
           Total                          $ 12.3    $   .6    $ 20.6    $  2.4

11. In July and early August 1994, the Company completed the sale of other selected oil and gas properties similar to those sold during the first half of the year generating proceeds of approximately $49 million and gains of approximately $31 million before federal income taxes.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ENRON OIL & GAS COMPANY


The following review of operations for the three-month and six-month periods ended June 30, 1994 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

Results of Operations

Three Months Ended June 30, 1994
vs. Three Months Ended June 30, 1993

      In the second quarter of 1994, Enron Oil & Gas Company (the "Company") realized net income of $34.2 million compared to net income of $33.5 million for the same period in 1993. Net operating revenues for the second quarter of 1994 were $142.5 million as compared to $140.5 million for the same period a year ago.

     Volume and price statistics are as follows:
                                                   1994    1993
Wellhead Volumes
   Natural Gas (MMcf/d) (1)(3)                      760     695
   Crude Oil and Condensate (MBbl/d) (1)           12.3     9.5
   Natural Gas Liquids (MBbl/d) (1)                 0.6     0.5
Wellhead Average Prices
   Natural Gas ($/Mcf) (2)(4)                    $ 1.65  $ 2.02
   Crude Oil and Condensate ($/Bbl) (2)           15.80   17.51
   Natural Gas Liquids ($/Bbl) (2)                10.34   12.55
Other Natural Gas Marketing
   Volumes (MMcf/d) (1)(3)                          334     277
   Average Gross Revenue ($/Mcf) (2)             $ 2.37  $ 2.61
   Associated Costs ($/Mcf) (2)(5)                 2.08    2.38
   Margin ($/Mcf) (2)                            $ 0.29  $ 0.23

(1)   Million cubic feet per day or thousand barrels per day,  as applicable.
(2)   Dollars  per  thousand  cubic  feet  or  per  barrel,   as
      applicable.
(3) Includes 48 MMcf per day and 103 MMcf per day for the three-month periods ended June 30, 1994 and 1993, respectively, delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes an average equivalent wellhead value of $1.24/Mcf and $1.58/Mcf for the three-month periods ended June 30, 1994 and 1993, respectively, for the volumes described in note (3), net of transportation costs.
(5)   Including transportation and exchange differentials.

      Second quarter 1994 average wellhead natural gas prices were down approximately 18% from the same period in 1993 reducing net operating revenues by approximately $26 million. An increase of 9% in wellhead natural gas volumes over the second quarter of 1993 added approximately $12 million to net operating revenues.
The   Company  curtailed  United  States  wellhead  natural   gas
delivered volumes by as much as 15% to 20% during portions of the second quarter of 1994 due to the significant reduction in
related  wellhead  natural  gas  prices.   Second  quarter   1994
wellhead crude oil and condensate average prices declined 10% reducing net operating revenues by about $2 million. Wellhead
crude   oil   and   condensate  volumes  increased   29%   adding
approximately $4 million to net operating revenues compared to the same period a year ago.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


       Other marketing activities associated with sales and purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX related commodity market transactions, and margins relating to the volumetric production payment added $9 million to net operating revenues during the second quarter of 1994, an increase of $13 million over the same period in 1993. This increase primarily results from decreased losses on natural gas commodity price hedging activities utilizing NYMEX related commodity market transactions. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, decreased $.30 per Mcf. The average price received for these transactions decreased by $.24 per Mcf over the same period a year ago. Volumes to supply these contracts increased approximately 21%.

       The impact of these other marketing activities, a substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, are more than offset by increases or reductions in revenues associated with market responsive prices for wellhead deliveries. Since December 31, 1993, the Company has reduced the level of wellhead natural gas volumes for which it had previously locked in prices using various commodity price hedging mechanisms from about two-thirds to approximately one-half of its anticipated wellhead natural gas volumes for the year 1994.

      During the second quarter of 1994, operating expenses of $116 million were $7 million higher than the $109 million incurred in the second quarter of 1993. Lease and well expenses increased approximately $2 million to $16 million primarily reflecting increased international operations. Dry hole expenses increased $5 million from the same period last year due to an unsuccessful well drilled in the Gulf of Mexico during the second quarter of 1994. Impairment of unproved oil and gas properties increased $2 million over the same period a year ago primarily due to impairments associated with certain offshore leases. Depreciation, depletion and amortization ("DD&A") expense increased $4 million to $62 million reflecting an increase in production volumes partially offset by a decrease in the average DD&A rate from $.85 per thousand cubic feet equivalent ("Mcfe") in the second quarter of 1993 to $.82 per Mcfe in the second quarter of 1994. The DD&A rate decrease is primarily due to production from offshore Trinidad at an average DD&A rate significantly less than the North American operations average
DD&A rate. Taxes other than income decreased $6 million primarily due to a $4 million reduction in estimated state franchise taxes and reductions in state severance taxes due to lower taxable United States wellhead volumes and average prices.

      The Company reduced its total per unit operating costs for lease and well expense, DD&A, general and administrative expense, interest expense, and taxes other than income by $.15 per Mcfe, averaging $1.26 per Mcfe during the second quarter of 1994 compared to $1.41 per Mcfe during the same period in 1993. This decrease is primarily attributable to reductions in taxes other than income and the average DD&A rate as noted above.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


      Other income for the second quarter of 1994 includes $13 million in gains associated with the sale of selected oil and gas properties that for various reasons did not fit the overall future growth plans of the Company as compared to a $7,000 loss from sale of oil and gas properties recorded in the second quarter of 1993.

      Income tax provision (benefit) includes a provision of approximately $2 million for the second quarter of 1994 compared to a benefit of approximately $4 million for the comparable quarter in 1993. The difference results primarily from a reduction in the federal income tax benefits associated with tight gas sand federal income tax credits utilized in the second quarter of 1994 as compared to the second quarter of 1993 and an increase in income before income taxes during the second quarter of 1994 partially offset by a reduction in state income taxes and a deduction related to the discontinuance of operations in Malaysia. (See Note 3 to Consolidated Financial Statements).

      Federal income taxes are accrued using the estimated effective income tax rate method.

Six Months Ended June 30, 1994
vs. Six Months Ended June 30, 1993

      In the first half of 1994, the Company realized net income of $64.5 million compared to net income of $63.7 million for the same period in 1993. Net operating revenues were $294.7 million as compared to $277.3 million for the same period a year ago.

     Volume and price statistics are as follows:
                                                   1994    1993
Wellhead Volumes
   Natural Gas (MMcf/d) (1)(3)                      779     700
   Crude Oil and Condensate (MBbl/d) (1)           11.5     9.6
   Natural Gas Liquids (MBbl/d) (1)                 0.6     0.6
Wellhead Average Prices
   Natural Gas ($/Mcf) (2)(4)                    $ 1.78  $ 1.89
   Crude Oil and Condensate ($/Bbl) (2)           14.42   17.53
   Natural Gas Liquids ($/Bbl) (2)                 9.28   12.45
Other Natural Gas Marketing
   Volumes (MMcf/d) (1)(3)                          337     283
   Average Gross Revenue ($/Mcf) (2)             $ 2.45  $ 2.57
   Associated Costs ($/Mcf) (2)(5)                 2.21    2.31
   Margin ($/Mcf)(2)                             $ 0.24  $ 0.26

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2)   Dollars per thousand cubic feet or per barrel, as applicable.
(3) Includes 48 Mmcf per day and 103 MMcf per day for the six-month periods ended June 30, 1994 and 1993, respectively, delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes an average equivalent wellhead value of $1.42/Mcf and $1.62/Mcf for the six-month periods ended June 30, 1994 and 1993, respectively, for the volumes described in note (3), net of transportation costs.
(5)  Including transportation and exchange differentials.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


      Average wellhead natural gas volumes for the first six months of 1994 increased approximately 11% to 779 Mmcf per day primarily reflecting the effects of development activities in Trinidad. The increase in wellhead natural gas volumes added $27 million to net operating revenues. First half average wellhead natural gas prices were down approximately 6% to $1.78 per Mcf compared to the same period a year ago. The decrease in average wellhead natural gas prices received by the Company reduced net operating revenues by approximately $15 million. First half 1994 wellhead crude oil and condensate volumes were up approximately 20% from the same period in 1993 primarily reflecting development activities in Trinidad. The increase in volumes resulted in an approximate $6 million increase to net operating revenues. An 18% decrease in wellhead crude oil and condensate prices decreased net operating revenues by approximately $6 million.

       Other marketing activities associated with sales and purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX related commodity market transactions, and margins relating to the volumetric production payment added $9 million to net operating revenues during the first half of 1994. This increase of $6 million from the same period in 1993 primarily results from decreased losses on natural gas commodity price hedging activities utilizing NYMEX commodity market transactions. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, decreased $.10 per Mcf. The average price received for these transactions decreased $.12 per Mcf. Related other natural gas marketing volumes increased 19%.

       The impact of these other marketing activities, a substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, are more than offset by increases or reductions in revenues associated with market responsive prices for wellhead deliveries. Since December 31, 1993, the Company has reduced the level of wellhead natural gas volumes for which it had previously locked in prices using various commodity price hedging mechanisms from about two-thirds to approximately one-half of its anticipated wellhead natural gas volumes for the year 1994.

      During the first half of 1994, operating expenses of $236 million were approximately $20 million higher than the $216 million incurred in the same period in 1993. Lease and well expenses increased approximately $4 million to $31 million primarily due to expanded international operations. Exploration expenses of $20 million increased $4 million from the previous year due to an increased emphasis on exploration activities. Dry hole expenses increased $5 million from 1993 primarily due to an unsuccessful well drilled in the Gulf of Mexico during the second quarter of 1994. Impairment of unproved oil and gas properties for the first half of 1994 increased $2 million from the comparable period a year ago primarily due to impairments associated with certain offshore leases. DD&A expense increased $9 million to $127 million reflecting an increase in production volumes partially offset by an average DD&A rate decrease from $.86 per Mcfe in the first half of 1993 to $.82 per Mcfe in the first half of 1994. The DD&A rate decrease is primarily due to production from offshore Trinidad at an average DD&A rate significantly less than the North American operations DD&A rate. Taxes other than income decreased approximately $6 million primarily due to a $4 million reduction in estimated state franchise taxes and reductions in state severance taxes due to lower taxable United States wellhead volumes and prices.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



      The Company continued to reduce its per unit operating cost to $1.31 per Mcfe during the first half of 1994 compared to $1.40 per Mcf a year ago. The decrease was primarily due to per unit reductions in DD&A and taxes other than income as discussed above.

     Other income for the first half of 1994 of approximately $21 million reflects an increase of $18 million from the same period a year ago. The increase was due primarily to $19 million of gains on sales of selected oil and gas properties in 1994 that for various reasons did not fit the overall future growth plans of the Company as compared to $7,000 of gains recorded in 1993. In continuing its strategy of full utilization of assets to optimize profitability, cash flow and return on investments the Company expects to continue the sale of similar properties from time to time.

      Income tax provision (benefit) includes a provision of approximately $11 million for the first half of 1994 compared to a benefit of approximately $5 million for the comparable period in 1993. The difference results primarily from a $15 million reduction in the federal income tax benefits associated with tight gas sand federal income tax credits utilized in the first half of 1994 as compared to the first half of 1993 and an increase in income before income taxes during the first six months of 1994 partially offset by a reduction in state income taxes and a deduction related to the discontinuance of operations in Malaysia. (See Note 3 to Consolidated Financial Statements).

      Federal income taxes are accrued using the estimated effective income tax rate method.


Capital Resources and Liquidity

      The Company's primary sources of cash during the six months ended June 30, 1994 were funds generated from operations, proceeds from the sale of certain oil and gas properties and the issuance of new debt. Primary cash outflows consisted of funds used in operations, exploration and development expenditures, repayment of debt and dividends paid to the Company's shareholders.

      Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, property sales net of income tax, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses. The Company generated discretionary cash flow of $220 million during the first half of 1994, an increase of 5% over the $210 million generated for the same period in 1993, primarily reflecting an increase in net operating revenues.

      Net operating cash flow for the first half of 1994 of $219 million increased $25 million as compared to the first half of 1993 primarily due to the increase in discretionary cash flow discussed above and a decrease in working capital requirements. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1994 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

          PART I.  FINANCIAL INFORMATION - (Concluded)

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                     ENRON OIL & GAS COMPANY



       Exploration and development expenditures totaled $213 million during the first half of 1994 as compared to $189 million expended during the same period in 1993. The increase was attributable primarily to increased development drilling expenditures associated with operations outside of North America.

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

Other Events

      In July and early August 1994, the Company completed the sale of other selected oil and gas properties similar to those sold during the first half of the year generating proceeds of approximately $49 million and gains of approximately $31 million before federal income taxes.

                   PART II.  OTHER INFORMATION
                     ENRON OIL & GAS COMPANY




ITEM 4.   Results of Votes of Security Holders

      The  annual  meeting of shareholders of  Enron  Oil  &  Gas
Company was held on May 3, 1994. The matter voted upon, other than the election of directors and procedural items, was as follows:

      The shareholders of the Company approved by an affirmative vote of 76,732,439 shares and negative vote of 8,198 shares, with 12,494 shares abstaining, a resolution submitted by the Board of Directors that would, contingent upon the Board of Directors of the Company declaring, on or before May 3, 1995, a stock split of either two-for-one or three-for-two, amend the Restated Certificate of Incorporation of the Company to increase the total number of authorized shares of the common stock of the Company from 80 million to 160 million shares in the event of a two-for-one stock split or to 120 million shares in the event of a three-for-two stock split. Subsequently and also on May 3, 1994, the Board of Directors declared a two-for-one split of the Company's common stock to be effected as a non-taxable dividend of one share for each share outstanding. On June 14, 1994, shareholders representing 83.32% of the outstanding common shares consented to a revised amendment to the Restated Certificate of Incorporation of the Company to change the common stock which, at the time, had no par value to a par value of $.01 per share. Such revised amendment was filed with the Secretary of State of Delaware on
June 14, 1994. Shares were issued on June 15, 1994 to shareholders of record as of May 31, 1994.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended June 30, 1994.

                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ENRON OIL & GAS COMPANY
                                                  (Registrant)



Date:   August 12, 1994                       By      /S/ W. C. WILSON
                                                          W. C. Wilson
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                 (PrincipalFinancial Officer)




Date:   August 12, 1994                       By      /S/ BEN B. BOYD
                                                         Ben B. Boyd
                                                 Vice  President and Controller
                                                 (Principal Accounting Officer)