Form 10-Q
period 1994-09-30
ENRON OIL & GAS CO
filed 1994-11-09
CIK 821189

Enron Oil & Gas Company
P. O. Box 1188
Houston, TX   7725101188





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

    For the quarterly period ended September 30, 1994

( )Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 Commission File Number 1-9743
                    ENRON OIL & GAS COMPANY
     (Exact name of registrant as specified in its charter)


            Delaware                                 47-0684736
 (State  or  other  jurisdiction  of    (I.R.S.  Employer Identification No.)
  incorporation or organization)

  1400 Smith Street, P.O. Box 4362
        Houston, Texas                                77210-4362
 (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area  code    (713) 853-6161

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994.


    Common Stock, $.01 Par Value           159,741,050 shares
              Class                         Number of Shares

                   ENRON OIL & GAS COMPANY

                      TABLE OF CONTENTS



                                                              Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

           Consolidated Statements of Income -
             Three Months Ended September 30, 1994 and
             1993 and Nine Months Ended September 30, 1994
             and 1993                                            3

           Consolidated Balance Sheets - September 30, 1994
             and December 31, 1993                               4

           Consolidated Statements of Cash Flow -
              Nine Months Ended September 30, 1994 and  1993     5

             Notes   to  Consolidated  Financial  Statements     6

      ITEM 2.    Management's Discussion and Analysis of
                 Financial Condition   and   Results   of
                 Operations                                     10

PART II.  OTHER INFORMATION

       ITEM   6.      Exhibits  and  Reports  on  Form   8-K    17

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                          ENRON OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)

                                                  Three  Months Ended   Nine Months Ended
                                                     September  30,        September 30,
                                                  1994          1993    1994        1993
NET OPERATING REVENUES
   Natural Gas
     Associated Companies                       $ 57,382     $ 64,304  $198,743   $193,454
     Trade                                        48,929       62,138   166,911    175,262
   Crude Oil, Condensate and Natural Gas Liquids
     Associated Companies                         13,130       8,541    31,142      31,498
     Trade                                         7,424       4,209    21,490      13,184
   Other                                             554       1,906     3,842       5,013
                  Total                          127,419     141,098   422,128     418,411

OPERATING EXPENSES
   Lease and Well                                 13,416      15,541    44,782      43,331
   Exploration                                     9,958       9,752    29,647      25,704
   Dry Hole                                        2,709       2,066    10,803       5,336
   Impairment  of  Unproved  Oil & Gas Properties  6,864       4,378    17,364      12,859
   Depreciation, Depletion and Amortization       54,628      64,197   181,645     182,643
   General and Administrative                     13,766      12,172    38,050      34,024
   Taxes Other Than Income                         7,322       6,090    22,010      26,469
                  Total                          108,663     114,196   344,301     330,366

OPERATING INCOME                                  18,756      26,902    77,827      88,045

OTHER INCOME                                      33,819      12,737    54,450      15,097

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES   52,575      39,639   132,277     103,142

INTEREST EXPENSE
   Incurred
     Affiliate                                       275           -       275           -
     Other                                         3,306       3,784    10,352      11,282
   Capitalized                                    (1,503)     (1,313)   (4,516)     (3,861)
        Net Interest Expense                       2,078       2,471     6,111       7,421

INCOME BEFORE INCOME TAXES                        50,497      37,168   126,166      95,721
INCOME TAX PROVISION (BENEFIT)                     9,529       1,412    20,728      (3,764)

NET INCOME                                      $ 40,968    $ 35,756  $105,438    $ 99,485

EARNINGS PER SHARE OF COMMON STOCK              $    .26    $    .22  $    .66    $    .62

AVERAGE NUMBER OF COMMON SHARES                  159,777     160,000   159,826     160,000




The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)


                                                              September 30,   December 31,
                                                                 1994           1993
                                                               (Unaudited)

                                  ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                    $   86,831       $   103,129
   Accounts Receivable
     Associated Companies                                          38,858            59,143
     Trade                                                         55,413            66,109
   Inventories                                                     17,903            14,082
   Other                                                            8,185             6,962
             Total                                                207,190           249,425
OIL AND GAS PROPERTIES (Successful Efforts Method)              2,911,755         2,772,220
   Less:  Accumulated Depreciation, Depletion and
     Amortization                                              (1,273,993)       (1,226,175)
             Net Oil and Gas Properties                         1,637,762         1,546,045
OTHER ASSETS                                                       10,867            15,692

TOTAL ASSETS                                                   $1,855,819        $1,811,162



                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable
     Associated Companies                                      $    8,798        $   13,250
     Trade                                                        114,798           143,542
   Accrued Taxes Payable                                           17,458            17,354
   Dividends Payable                                                4,792             4,795
   Current Maturities of Long-Term Debt                                 -            30,000
   Other                                                            6,026             8,989
             Total                                                151,872           217,930
LONG-TERM DEBT                                                    183,862           153,000
OTHER LIABILITIES                                                  13,510             9,477
DEFERRED INCOME TAXES                                             291,754           270,154
COMMITMENTS AND CONTINGENCIES (Note 8)

DEFERRED REVENUE                                                  195,109           227,528

SHAREHOLDERS' EQUITY
   Common Stock, $.01 Par, 160,000,000 Shares Authorized
     and Issued at September 30, 1994 and No Par, 80,000,000
     Shares Authorized and Issued at December 31, 1993            201,600           200,800
   Additional Paid In Capital                                     415,356           417,531
   Cumulative Foreign Currency Translation Adjustment              (8,146)           (6,855)
   Retained Earnings                                              416,049           324,995
   Common Stock Held in Treasury, 251,750 shares at September 30,
     1994 and 80,000 shares at December 31, 1993                   (5,147)           (3,398)
             Total Shareholders' Equity                         1,019,712           933,073

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,855,819        $1,811,162


The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of Net Income to Net Operating Cash Inflows:
   Net Income                                                    $ 105,438    $ 99,485
   Items Not Requiring (Providing) Cash
    Depreciation, Depletion and Amortization                       181,645     182,643
    Impairment of Unproved Oil and Gas Properties                   17,364      12,859
    Deferred Income Taxes                                           25,846      55,718
    Other, Net                                                      (3,241)        532
   Exploration Expenses                                             29,647      25,704
   Dry Hole Expenses                                                10,803       5,336
   Gains on Sales of Oil and Gas Properties                        (52,212)    (11,556)
   Other, Net                                                        3,622         318
   Changes in Components of Working Capital and Other Liabilities
     Accounts Receivable                                            30,978       4,772
     Inventories                                                    (4,335)     (2,618)
     Accounts Payable                                              (33,196)      3,065
     Accrued Taxes Payable                                             104       7,844
     Other Liabilities                                               4,675       3,462
     Other, Net                                                     (4,186)    (51,270)
   Changes in Components of Working Capital Associated with
     Investing Activities                                           20,328      38,677
NET OPERATING CASH INFLOWS                                         333,280     374,971
INVESTING CASH FLOWS
   Additions to Oil and Gas Properties                            (313,329)   (264,817)
   Exploration Expenses                                            (29,647)    (25,704)
   Dry Hole Expenses                                               (10,803)     (5,336)
   Proceeds from Property Sales                                     82,167      36,740
   Amortization of Deferred Revenue                                (32,419)    (70,351)
   Changes in Components of Working Capital Associated with
     Investing Activities                                          (20,328)    (38,677)
   Other, Net                                                         (708)     (1,305)
NET INVESTING CASH OUTFLOWS                                       (325,067)   (369,450)
FINANCING CASH FLOWS
   Issuance of Long-Term Debt                                       81,000           -
   Repayments of Long-Term Debt                                    (88,000)          -
   Dividends Paid                                                  (14,387)    (14,400)
   Treasury Stock Purchased                                         (4,778)    (13,114)
   Proceeds from Sales of Treasury Stock                             1,654       6,214
NET FINANCING CASH OUTFLOWS                                        (24,511)    (21,300)
DECREASE IN CASH AND CASH EQUIVALENTS                              (16,298)    (15,779)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   103,129     132,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  86,831   $ 116,839


The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Enron Oil & Gas Company and subsidiaries (the "Company") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     Certain reclassifications have been made to the consolidated financial statements and notes for 1993 to conform with the current presentation.

2. Cash and Cash Equivalents at September 30, 1994 includes $79.6 million advanced to Enron Corp. under a revolving promissory note payable on demand, effective January 1, 1993, at a fixed interest rate of 7%, which note provides for the investment of funds temporarily surplus to the Company.

3. Income Tax Provision (Benefit) for the three-month periods ended September 30, 1994 and 1993 includes tax benefits of $14.2 million and $21.4 million, respectively, and for the nine-month periods ended September 30, 1994 and 1993 includes tax benefits of $29.4 million and $51.4 million, respectively, all of which are related to tight gas sand federal income tax credit utilization. Income Tax Provision (Benefit) for the nine-month period ended September 30, 1994 also includes a $4.6 million deferred tax benefit resulting from a reduction in estimated composite state income tax rates and a $1.5 million current U.S. tax benefit arising from the discontinuance of operations in Malaysia. The three and nine-month periods ended September 30, 1993 include a predominantly one-time non-cash charge to income of $7.0 million primarily to adjust the accumulated deferred federal income tax liability for the increase in the corporate federal income tax rate from 34 percent to 35 percent.

4.    Natural  Gas  and  Crude Oil, Condensate  and  Natural  Gas
Liquids Net Operating Revenues

      Natural  Gas  Net Operating Revenues are comprised  of  the
following  (in  millions):          Three  Months  Ended     Nine
Months Ended
                                            September         30,
September 30,__
                                      1994_      1993_      1994_
1993__
Wellhead Natural Gas Revenues
   Associated Companies (1)(2)   $ 56.2   $ 87.1 $218.3  $251.3
   Trade                           35.8     36.8  125.0   112.0
           Total                 $ 92.0   $123.9 $343.3  $363.3
Other Natural Gas Marketing Activities
   Gross Revenues from:
     Associated Companies        $ 38.5   $ 28.4 $124.2  $ 88.8
     Trade (3)                     26.8     40.8   90.8   111.8
           Total                   65.3     69.2  215.0   200.6
   Associated Cost from:
     Associated Companies (1)(4)   41.4     46.3  141.6   131.5
     Trade                         13.7     15.2   48.8    48.3
           Total (5)               55.1     61.5  190.4   179.8
           Net                     10.2      7.7   24.6    20.8
   Commodity Price Hedging (6)      4.1     (5.2)  (2.3)  (15.4)
           Total                 $ 14.3   $  2.5 $ 22.3  $  5.4

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Crude Oil, Condensate and Natural Gas Liquids, Net Operating
Revenues are comprised of the following (in millions):

                                       Three  Months  Ended   Nine Months Ended
                                          September 30,          September 30,
                                        1994         1993      1994       1993
Wellhead Crude Oil, Condensate and
  Natural Gas Liquid Revenues
   Associated Companies               $ 12.9      $  8.6     $ 30.0     $ 31.5
   Trade                                 7.4         4.2       21.5       13.2
           Total                      $ 20.3      $ 12.8     $ 51.5     $ 44.7

Other Crude Oil Marketing Activities
   Commodity Price Hedging (6)        $   .3      $    -     $  1.1     $    -



(1) Wellhead Natural Gas Revenues include $27.4 million and $33.1 million for the three-month periods ended September 30, 1994 and 1993, respectively, and $100.4 million and $92.7 million for the nine-month periods ended September 30, 1994 and 1993, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
(2) Includes $5.0 million and $13.7 million for the three-month periods ended September 30, 1994 and 1993, respectively, and $17.4 million and $44.0 million for the nine-month periods ended September 30, 1994 and 1993, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.
(3) Includes $10.9 million and $23.7 million for the three-month periods ended September 30, 1994 and 1993, respectively, and $32.4 million and $70.4 million for the nine-month periods ended September 30, 1994 and 1993, respectively, associated with the amortization of deferred revenues under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes the effect of a price swap agreement with a third party which in effect fixes the price of certain purchases.
(5) Includes $7.9 million and $20.4 million for the three-month periods ended September 30, 1994 and 1993, respectively, and $26.2 million and $61.6 million for the nine-month periods ended September 30, 1994 and 1993, respectively, for volumes delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and exchange differentials.
(6) Represents gain or loss associated with commodity futures transactions primarily with Enron Corp. affiliated companies based on NYMEX prices in effect on dates of execution, less customary transaction fees. These transactions serve as price hedges for a portion of wellhead sales.

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Gains on sales of certain oil and gas properties in the amount of $52.2 million and $11.6 million are required to be removed from Net Income in connection with determining Net Operating Cash Inflows while the related proceeds are classified as investing cash flows for the nine-month periods ended
September 30, 1994 and 1993, respectively. However, current accounting guidelines will not permit the relevant federal income tax impact of these transactions to be reclassified to investing cash flows. The current federal income tax impact of these sales transactions was calculated by the Company to be $18.7 million and $9.0 million for the nine-month periods ended September 30, 1994 and 1993, respectively, which entered into the overall calculation of current federal income tax. The Company believes that this federal income tax impact should be considered in analyzing the elements of the cash flow statement.

6. In March 1994, the Company replaced an existing credit agreement with a Revolving Credit Agreement dated as of March 11, 1994, among the Company and the banks named therein (the "Credit Agreement"). The Credit Agreement provides for aggregate borrowings of up to $100 million, with provisions for increases, at the option of the Company, up to $300 million. Advances under the Credit Agreement bear interest, at the option of the Company, based on a base rate, an adjusted CD rate or a Eurodollar rate. Each advance under the Credit Agreement matures on a date selected by the Company at the time of the advance, but in no event after January 15, 1998. No advances have been drawn under the Credit Agreement through September 30, 1994.

7. In March 1994, a subsidiary received two advances aggregating $31 million under a credit agreement dated as of
March 8, 1994, between the subsidiary and a financial institution. One of the advances is in the amount of $16 million, bears interest at a fixed rate of 4.52% and is due in 1998. The other advance is in the amount of $15 million, bears interest at a floating rate that resets quarterly equal to 84% of the London Interbank Bid Rate which is 1/8 of 1% less than the London Interbank Offered Rate and is due in 1998. Both advances are collateralized with a letter of credit issued by a bank on behalf of the subsidiary and guaranteed by the Company. The advances were used to partially repay a promissory note payable to a bank by the subsidiary.

      In May 1994, the subsidiary received a $25 million advance under a credit agreement dated May 27, 1994 between the subsidiary and a financial institution. The credit agreement provides for aggregate borrowings of up to $44 million and is due in 1999. The advances bear interest based on various interest rate options, as defined in the credit agreement (4.515% at September 30, 1994). The advance is guaranteed by the Company and was used to partially repay temporary advances from the Company to the subsidiary for exploration, development and production costs.

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

9. Significant items of other income are detailed below (in millions):

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                           1994        1993    1994       1993

Gains on Sales of Oil and Gas Properties  $ 33.3     $ 11.5  $  52.2    $ 11.6
Interest Income                              1.6        2.0      4.2       3.9
Other, Net                                  (1.1)      (0.8)    (2.0)      (.4)
           Total                          $ 33.8     $ 12.7   $ 54.4    $ 15.1

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ENRON OIL & GAS COMPANY


The following review of operations for the three-month and nine-month periods ended September 30, 1994 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

Results of Operations

Three Months Ended September 30, 1994
vs. Three Months Ended September 30, 1993

      In the third quarter of 1994, Enron Oil & Gas Company (the "Company") realized net income of $41.0 million compared to net income of $35.8 million for the same period in 1993. Net operating revenues for the third quarter of 1994 were $127.4 million as compared to $141.1 million for the same period a year ago.

     Volume and price statistics are as follows:
                                                   1994     1993
Wellhead Volumes
   Natural Gas (MMcf/d) (1)(3)                      672     703
   Crude Oil and Condensate (MBbl/d) (1)           12.8     8.4
   Natural Gas Liquids (MBbl/d) (1)                 0.7     0.5
Wellhead Average Prices
   Natural Gas ($/Mcf) (2)(4)                    $ 1.49  $ 1.92
   Crude Oil and Condensate ($/Bbl) (2)           16.70   15.94
   Natural Gas Liquids ($/Bbl) (2)                 9.68   10.38
Other Natural Gas Marketing
   Volumes (MMcf/d) (1)(3)                          306     295
   Average Gross Revenue ($/Mcf) (2)             $ 2.32  $ 2.55
   Associated Costs ($/Mcf) (2)(5)                 1.96    2.27
   Margin ($/Mcf) (2)                            $ 0.36  $ 0.28

(1)   Million cubic feet per day or thousand barrels per day,  as applicable.
(2)    Dollars  per  thousand  cubic  feet  or  per  barrel,   as
   applicable.
(3) Includes 48 MMcf per day and 103 MMcf per day for the three-month periods ended September 30, 1994 and 1993, respectively, delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes an average equivalent wellhead value of $1.13/Mcf and $1.44/Mcf for the three-month periods ended September 30, 1994 and 1993, respectively, for the volumes described in note
   (3), net of transportation costs.
(5)  Including transportation and exchange differentials.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


      Third quarter 1994 average wellhead natural gas prices were down approximately 22% from the same period in 1993 reducing net operating revenues by approximately $27 million. A decrease of 4% in wellhead natural gas volumes from the third quarter of 1993 reduced net operating revenues by approximately $5 million. The Company voluntarily curtailed its United States wellhead natural gas delivered volumes by as much as 25% of maximum deliverability during portions of the third quarter of 1994 due to the significant reduction in related wellhead natural gas prices. The selective curtailment of deliveries from high cost and low margin properties limited the net income impact of the curtailments to approximately $4 million. The resulting volume reductions in the United States were mostly offset by the new natural gas deliveries from the Kiskadee field offshore Trinidad and increased natural gas deliveries in Canada. While quarter to quarter volumes in the United States were down as a result of the curtailments addressed above, strong drilling programs in the
United States have resulted in a continued improvement in the Company's capacity to deliver natural gas during periods of stronger prices. Third quarter 1994 wellhead crude oil and condensate average prices increased 5% adding approximately $1 million to net operating revenues as compared to the third quarter of 1993. Wellhead crude oil and condensate volumes increased 52% adding approximately $6 million to net operating revenues compared to the same period a year ago primarily reflecting the new deliveries from offshore Trinidad and increases in United States deliveries.

       Other marketing activities associated with sales and purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX-related commodity market transactions, and margins relating to the volumetric production payment added $15 million to net operating revenues during the third quarter of 1994, an increase of $12 million over the same period in 1993. This increase primarily results from gains on natural gas commodity price hedging activities utilizing NYMEX-
related commodity market transactions in the current period versus losses incurred during the third quarter a year ago. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, decreased $.31 per Mcf. The average price received for these transactions decreased by $.23 per Mcf over the same period a year ago. Volumes to supply these contracts increased approximately 4%.

       The impact of these other marketing activities, a substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, are more than offset by increases or reductions in revenues associated with market responsive prices for wellhead deliveries. Since December 31, 1993, the Company has reduced the level of wellhead natural gas volumes for which it had previously locked in prices using various commodity price hedging mechanisms. Using these mechanisms, the Company has locked in prices for approximately one-half of its anticipated wellhead natural gas volumes for the remainder of the year.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY

     During the third quarter of 1994, operating expenses of $109 million were $5 million lower than the $114 million incurred in the third quarter of 1993. Lease and well expenses decreased approximately $2 million to $13 million primarily reflecting the reclassification in the third quarter of year-to-date amounts previously reported as other net operating revenues to net against related lease and well expenses. Impairment of unproved oil and gas properties increased $2 million over the same period a year ago primarily due to impairments associated with certain offshore leases. Depreciation, depletion and amortization ("DD&A") expense decreased $10 million to $55 million reflecting a decrease in North American production volumes and a decrease in the average DD&A rate from $.92 per thousand cubic feet equivalent ("Mcfe") in the third quarter of 1993 to $.79 per Mcfe in the third quarter of 1994. The DD&A rate decrease is primarily due to production from offshore Trinidad at an average DD&A rate significantly less than the North American operations average DD&A rate and a tempering of the North American rate as a result of the curtailment of production associated with higher cost reserves. General and administrative costs increased $2 million to $14 million due to the overall costs associated with expanded international and domestic operations. Taxes other than income increased from the comparable period in 1993 due to the recognition in 1993 of a $3 million reduction of franchise taxes resulting from a refund of prior year payments in the third quarter of 1993 essentially equal to the effects of the reductions in state severance taxes as a result of lower taxable United States wellhead volumes and prices in the third quarter of 1994. The Company continues to recognize benefits associated with severance tax exemptions related to the production of certain high cost gas reserves.

      The Company reduced its total per unit operating costs for lease and well expense, DD&A, general and administrative expense, interest expense, and taxes other than income by $.12 per Mcfe, averaging $1.32 per Mcfe during the third quarter of 1994 compared to $1.44 per Mcfe during the same period in 1993. This decrease is primarily attributable to reductions in the average DD&A rate as noted above.

      Other  income  for the third quarter of 1994  includes  $33 million in gains associated with the sale of selected oil and gas properties as compared to $12 million in similar gains recorded in the third quarter of 1993.

      Income tax provision of approximately $10 million for the third quarter of 1994 increased $8 million over the comparable quarter in 1993. The difference results primarily from a reduction in the federal income tax benefits associated with tight gas sand federal income tax credits utilized in the third quarter of 1994 as compared to the third quarter of 1993 and an increase in income before income taxes during the third quarter of 1994. (See Note 3 to Consolidated Financial Statements).

      Federal income taxes are accrued using the estimated annual effective income tax rate.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


Nine Months Ended September 30, 1994
vs. Nine Months Ended September 30, 1993

      In the first nine months of 1994, the Company realized net income of $105.4 million compared to net income of $99.5 million for the same period in 1993. Net operating revenues were $422.1 million as compared to $418.4 million for the same period a year ago.

     Volume and price statistics are as follows:
                                                   1994    1993
Wellhead Volumes
   Natural Gas (MMcf/d) (1)(3)                      743     701
   Crude Oil and Condensate (MBbl/d) (1)           12.0     9.2
   Natural Gas Liquids (MBbl/d) (1)                 0.7     0.6
Wellhead Average Prices
   Natural Gas ($/Mcf) (2)(4)                    $ 1.69  $ 1.90
   Crude Oil and Condensate ($/Bbl) (2)           15.24   17.05
   Natural Gas Liquids ($/Bbl) (2)                 9.43   11.83
Other Natural Gas Marketing
   Volumes (MMcf/d) (1)(3)                          327     287
   Average Gross Revenue ($/Mcf) (2)             $ 2.41  $ 2.56
   Associated Costs ($/Mcf) (2)(5)                 2.13    2.29
   Margin ($/Mcf)(2)                             $ 0.28  $ 0.27

(1)   Million cubic feet per day or thousand barrels per day,  as applicable.
(2)    Dollars  per  thousand  cubic  feet  or  per  barrel,   as
   applicable.
(3)Includes 48 Mmcf per day and 103 MMcf per day for the nine-month periods ended September 30, 1994 and 1993, respectively, delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4)Includes an average equivalent wellhead value of $1.32/Mcf and $1.56/Mcf for the nine-month periods ended September 30, 1994 and 1993, respectively, for the volumes described in note (3), net of transportation costs.
(5)Including transportation and exchange differentials.

      Average wellhead natural gas volumes for the first nine months of 1994 increased approximately 6% to 743 MMcf per day primarily reflecting the effects of development activities in Trinidad partially offset by voluntary curtailments of production in the United States. The increase in wellhead natural gas volumes added $22 million to net operating revenues. The volume reductions in the United States resulting from voluntary curtailments were more than offset by the new natural gas deliveries from the Kiskadee field offshore Trinidad and increased deliveries in Canada. Average wellhead natural gas prices for the first nine months of 1994 were down approximately 11% to $1.69 per Mcf compared to the same period a year ago. The decrease in average wellhead natural gas prices received by the Company reduced net operating revenues by approximately $42 million. A 30% increase in wellhead crude oil and condensate volumes during the first nine months of 1994 added $13 million to net operating revenues compared to the same period in 1993 primarily reflecting development activities in Trinidad. An 11% decrease in wellhead crude oil and condensate prices decreased net operating revenues by approximately $6 million.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



       Other marketing activities associated with sales and purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX-related commodity market transactions, and margins relating to the volumetric production payment added $23 million to net operating revenues during the first nine months of 1994. This increase of $18 million from the same period in 1993 primarily results from decreased losses on natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions and increased margins associated with natural gas marketing activities. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, decreased $.16 per Mcf. The average price received for these transactions decreased $.15 per Mcf. Related other natural gas marketing volumes increased 14%.

       The impact of these other marketing activities, a substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, are more than offset by increases or reductions in revenues associated with market responsive prices for wellhead deliveries. Since December 31, 1993, the Company has reduced the level of wellhead natural gas volumes for which it had previously locked in prices using various commodity price hedging mechanisms. Using these mechanisms, the Company has locked in prices for approximately one-half of its anticipated wellhead natural gas volumes for the remainder of the year.

      During the first nine months of 1994, operating expenses of $344 million were approximately $14 million higher than the $330 million incurred in the same period in 1993. Lease and well expenses of $45 million were approximately $1 million higher than a year ago. Exploration expenses of $30 million increased $4 million from the previous year due to an increased emphasis on exploration activities. Dry hole expenses increased $5 million from 1993 primarily due to an unsuccessful well drilled in the Gulf of Mexico during the second quarter of 1994. Impairment of unproved oil and gas properties increased $5 million from the comparable period a year ago primarily due to impairments associated with certain offshore leases. DD&A expense decreased slightly from $183 million in the first nine months of 1993 to $182 million in the same period of 1994 reflecting a $.07/Mcfe decrease in the average DD&A rate to $.81 per Mcfe which was mostly offset by an increase in 1994 production volumes from offshore Trinidad and Canada. The rate decrease is primarily due to production from offshore Trinidad at an average DD&A rate significantly less than the North American operations DD&A rate. General and administrative expenses increased $4 million to $38 million primarily due to overall higher costs associated with expanded international and domestic operations. Taxes other than income decreased approximately $4 million from the same period a year ago primarily due to lower taxable United States wellhead volumes and prices.

      The Company continued to reduce its per unit operating cost as detailed in the discussion of third quarter results to $1.31 per Mcfe during the first nine months of 1994 compared to $1.42 per Mcfe a year ago. The decrease was primarily due to per unit reductions in DD&A and taxes other than income as discussed above.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



       Other income for the first nine months of 1994 of approximately $54 million reflects an increase of $39 million from the same period a year ago. The increase was due primarily to $52 million of gains on sales of selected oil and gas properties in 1994 as compared to $12 million of gains recorded during the same period in 1993. In continuing its strategy of fully utilizing its assets in optimizing profitability, cash flow and return on investments the Company expects to continue the sale of similar properties from time to time.

      Income tax provision (benefit) includes a provision of approximately $21 million for the first nine months of 1994 compared to a benefit of approximately $4 million for the comparable period in 1993. The difference results primarily from a $22 million reduction in the federal income tax benefits associated with tight gas sand federal income tax credits utilized in the first nine months of 1994 as compared to the first nine months of 1993. (See Note 3 to Consolidated Financial Statements).

      Federal income taxes are accrued using the estimated annual effective income tax rate.


Capital Resources and Liquidity

     The Company's primary sources of cash during the nine months ended September 30, 1994 were funds generated from operations, proceeds from the sale of certain oil and gas properties and the issuance of new debt. Primary cash outflows consisted of funds used in operations, exploration and development expenditures, repayment of debt and dividends paid to the Company's shareholders.

      Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, property sales net of income tax, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses. The Company generated discretionary cash flow of $338 million during the first nine months of 1994, a decrease of $42 million from the $380 million generated for the same period in 1993, primarily due to the inclusion, in 1993, of $50 million associated with a federal income tax refund resulting from the settlement of an audit of federal income taxes paid in prior years.

          PART I.  FINANCIAL INFORMATION - (Concluded)

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                     ENRON OIL & GAS COMPANY



     Net operating cash flow for the first nine months of 1994 of $333 million decreased $42 million as compared to the same period in 1993 primarily due to the decrease in discretionary cash flow discussed above. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1994 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

       Exploration and development expenditures totaled $354 million during the first nine months of 1994 as compared to $296 million expended during the same period in 1993. The increase was attributable primarily to increased development expenditures associated with operations outside of the United States and increased exploration expenditures in all areas, most significantly in the United States, partially offset by lower development drilling expenditures in the United States.

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

      Proceeds from property sales generated $82 million in the first nine months of 1994 as compared to $37 million during the same period in 1993. The sales of these properties were made to maximize the economic value of the assets. In continuing its strategy of fully utilizing its assets in optimizing profitability, cash flow and return on investments the Company expects to continue the sale of similar assets from time to time.

                   PART II.  OTHER INFORMATION
                     ENRON OIL & GAS COMPANY





ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended September 30, 1994.

                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ENRON OIL & GAS COMPANY
                                                  (Registrant)



Date:  November 8, 1994                       By     /S/ WALTER C. WILSON
                                                        Walter  C. Wilson
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)




Date:   November 8, 1994                      By     /S/ BEN  B. BOYD
                                                        Ben   B. Boyd
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)