Form 10-Q/A
period 1994-09-30
ENRON OIL & GAS CO
filed 1994-12-22
CIK 821189

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

	                               Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994.


    Common Stock, $.01 Par Value     	               159,741,050 shares
                Class	                                Number of Shares

                           ENRON OIL & GAS COMPANY

                              TABLE OF CONTENTS



                                                                    Page No.
PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Consolidated Statements of Income -
			Three Months Ended September 30, 1994 and
			1993 and Nine Months Ended September 30, 1994
			and 1993							                                           3

		Consolidated Balance Sheets - September 30, 1994
			and December 31, 1993					                                4

		Consolidated Statements of Cash Flow -
			Nine Months Ended September 30, 1994 and 1993	            5

		Notes to Consolidated Financial Statements		               6

	ITEM 2.		Management's Discussion and Analysis of Financial
			Condition and Results of Operations			                   10

PART II.	OTHER INFORMATION

	ITEM 6.	Exhibits and Reports on Form 8-K				               17

                     PART II.  OTHER INFORMATION
                       ENRON OIL & GAS COMPANY





ITEM 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits - EX-27 Financial Data Schedule

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



                                                 ENRON OIL & GAS COMPANY
                                                 (Registrant)



Date:  November 8, 1994                       By    /S/ WALTER C. WILSON
                                                     Walter C. Wilson
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)




Date:  November 8, 1994                      By      /S/ BEN B. BOYD
                                               Vice President and Controller
                                               (Principal Accounting Officer)