Form 10-Q
period 1995-03-31
ENRON OIL & GAS CO
filed 1995-05-15
CIK 821189

Enron Oil & Gas Company
P. O. Box 1188
Houston, TX   7725101188

May 15, 1995



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

    For the quarterly period ended March 31, 1995

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

                                   Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.


  Common  Stock, $.01 Par Value               159,971,837 shares
                Class                          Number of Shares

                    ENRON OIL & GAS COMPANY

                       TABLE OF CONTENTS



                                                         Page No.

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

            Consolidated Statements of Income -
              Three Months Ended March 31, 1995 and 1994    3

            Consolidated Balance Sheets - March 31, 1995
              and December 31, 1994                         4

            Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1995 and 1994    5

            Notes to Consolidated Financial Statements      6

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations          10


PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K             14

                    PART I.  FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS
                        ENRON OIL & GAS COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands Except Per Share Amounts)
                              (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                           1995     1994

NET OPERATING REVENUES
 Natural Gas
   Associated Companies                                 $ 69,597  $ 75,008
   Trade                                                  46,602    62,278
 Crude Oil, Condensate and Natural Gas Liquids
   Associated Companies                                   15,596     7,525
   Trade                                                  14,086     5,955
 Gains on Sales of Reserves and Related Assets             5,605     6,001
    Other                                                  3,876     1,441
      Total                                              155,362   158,208

OPERATING EXPENSES
 Lease and Well                                           16,702    14,999
 Exploration                                              11,277     9,231
   Dry Hole                                                1,769     2,623
 Impairment of Unproved Oil and Gas Properties             7,079     4,196
 Depreciation, Depletion and Amortization                 53,118    64,840
 General and Administrative                               12,773    13,417
 Taxes Other Than Income                                   9,815     9,964
      Total                                              112,533   119,270

OPERATING INCOME                                          42,829    38,938

OTHER INCOME (EXPENSE)                                      (591)    2,303

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES           42,238    41,241

INTEREST EXPENSE
 Incurred
   Affiliate                                                 389         -
   Other                                                   4,061     3,646
 Capitalized                                              (1,712)   (1,493)
   Net Interest Expense                                    2,738     2,153

INCOME BEFORE INCOME TAXES                                39,500    39,088
INCOME TAX PROVISION                                       9,875     8,830

NET INCOME                                              $ 29,625  $ 30,258

EARNINGS PER SHARE OF COMMON STOCK                      $    .19  $    .19

AVERAGE NUMBER OF COMMON SHARES                          159,972   159,840

   The accompanying notes are an integral part of these consolidated financial statements.

                        ENRON OIL & GAS COMPANY
                      CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                                                        March 31,   December 31,
                                                          1995          1994
                                                       (Unaudited)

                                ASSETS

CURRENT ASSETS
  Cash  and Cash Equivalents                            $    15,305   $   5,810
  Accounts Receivable
        Associated Companies                                 70,610      57,352
        Trade                                                75,642      68,781
  Inventories                                                16,054      15,731
  Other                                                      10,396       8,744
           Total                                            188,007     156,418
OIL AND GAS PROPERTIES(Successful  Efforts  Method)       3,181,921   3,015,435
Less:Accumulated Depreciation, Depletion and Amortization(1,454,072) (1,330,624)
        Net Oil and Gas Properties                        1,727,849   1,684,811
OTHER ASSETS                                                 75,542      20,638

TOTAL ASSETS                                             $1,991,398  $1,861,867



              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable
    Associated Companies                                $    12,045   $  13,353
        Trade                                                98,393     117,791
    Accrued Taxes Payable                                    17,074      17,631
    Dividends Payable                                         4,798       4,800
    Current Maturities of Long-Term Debt                      1,753       1,718
    Other                                                     8,978       9,308
        Total                                               143,041     164,601
LONG-TERM DEBT
    Affiliate                                                25,000      25,000
    Other                                                   173,207     165,337
OTHER LIABILITIES                                            15,157      10,035
REDEEMABLE PREFERRED STOCK                                   19,000           -
DEFERRED INCOME TAXES                                       285,028     269,292
DEFERRED REVENUE                                            263,896     184,183
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
 Common Stock, $.01 Par,160,000,000 Shares Authorized
  and Issued                                                201,600     201,600
 Additional Paid In Capital                                 402,032     403,488
 Cumulative Foreign Currency Translation Adjustment         (14,861)    (15,298)
 Retained Earnings                                          478,637     453,810
 Common Stock Held in Treasury, 14,873 shares at
  March 31, 1995 and 9,173 shares at December 31, 1994         (339)       (181)
     Total Shareholders' Equity                           1,067,069   1,043,419

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,991,398  $1,861,867

   The accompanying notes are an integral part of these consolidated financial statements.

                        ENRON OIL & GAS COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                               1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Reconciliation of Net Income to Net Operating Cash Inflows:
 Net  Income                                                $  29,625  $ 30,258
 Items Not Requiring (Providing) Cash
 Depreciation, Depletion and Amortization                      53,118    64,840
 Impairment of Unproved Oil and Gas Properties                  7,079     4,196
 Deferred Income Taxes                                          4,801     3,714
 Other, Net                                                       322      (803)
 Exploration Expenses                                          11,277     9,231
 Dry Hole Expenses                                              1,769     2,623
 Gains on Sales of Reserves and Related Assets                 (5,605)   (6,001)
 Other, Net                                                      (364)     (150)
 Changes in Components of Working Capital
  and Other Liabilities
   Accounts Receivable                                         15,975     8,137
   Inventories                                                   (323)     (649)
   Accounts Payable                                           (20,706)  (16,675)
   Accrued Taxes Payable                                         (557)      365
   Other Liabilities                                            5,108     1,598
   Other, Net                                                  (1,982)   (5,680)
 Changes in Components of Working Capital Associated
    with   Investing  and  Financing  Activities               (2,973)    8,835
NET   OPERATING   CASH   INFLOWS                               96,564   103,839
INVESTING CASH FLOWS (Note 7)
   Additions  to  Oil  and  Gas  Properties                   (93,912)  (88,527)
   Exploration    Expenses                                    (11,277)   (9,231)
   Dry   Hole   Expenses                                       (1,769)   (2,623)
   Proceeds from Sales of Reserves and Related Assets          26,504     6,713
   Amortization   of   Deferred  Revenue                      (10,687)  (10,688)
   Changes in Components of Working Capital Associated
     with   Investing   Activities                              7,197    (8,835)
    Other,    Net                                                (502)   (1,362)
NET    INVESTING   CASH   OUTFLOWS                            (84,446) (114,553)
FINANCING CASH FLOWS (Note 7)
    Long-Term   Debt,  Other                                    8,300   (30,000)
    Dividends    Paid                                          (4,800)   (4,795)
    Treasury   Stock   Purchased                               (3,726)     (891)
    Proceeds  from  Sales  of Treasury  Stock                   1,827       480
    Changes in Components of Working Capital Associated
      with   Financing   Activities                            (4,224)        -
NET   FINANCING   CASH   OUTFLOWS                              (2,623)  (35,206)
INCREASE(DECREASE)   IN   CASH  AND  CASH  EQUIVALENTS          9,495   (45,920)
CASH   AND  CASH  EQUIVALENTS  AT  BEGINNING  OF  PERIOD        5,810   103,129
CASH  AND  CASH EQUIVALENTS AT END OF PERIOD                $  15,305  $ 57,209



   The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The  consolidated  financial  statements  of  Enron  Oil  &   Gas
Company and subsidiaries (the "Company") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    Certain  reclassifications  have been  made  to  the  consolidated
financial   statements   for  1994  to  conform   with   the   current
presentation.

2. Cash and Cash Equivalents at March 31, 1995 includes $4.7 million advanced to Enron Corp. under a promissory note, dated January 1, 1993, at a fixed interest rate of 7%, which note provides for the investment of funds temporarily surplus to the Company. There were no advances outstanding at December 31, 1994.

3. Income Tax Provision for the three-month periods ended March 31, 1995 and 1994 includes a tax benefit of $5.1 million and $8.1 million, respectively, related to tight gas sand federal income tax credit utilization.

4. Natural Gas and Crude Oil, Condensate and Natural Gas Liquids Net Operating Revenues

     Natural  Gas  Net  Operating  Revenues  are  comprised   of   the
following (in millions):
                                             Three Months Ended
                                                   March 31,
                                               1995    1994
    Wellhead Natural Gas Revenues
       Associated Companies (1)(2)          $ 44.6    $ 89.4
            Trade                             35.1      48.2
            Total                           $ 79.7    $137.6
    Other Natural Gas Marketing Activities
       Gross Revenues from:
         Associated Companies               $ 27.3    $ 44.6
         Trade (3)                            27.6      33.0
            Total                             54.9      77.6
       Associated Costs from:
         Associated Companies (1)(4)(5)     $ 27.9    $ 53.0
         Trade                                16.4      18.9
            Total                             44.3      71.9
            Net                               10.6       5.7
       Commodity Price Swap Gain(Loss)
         Trading (6)                        $ 11.3    $    -
         Non-Trading (7)                      14.6       (6.0)
           Total                              25.9       (6.0)
            Total                          $ 36.5      $  (.3)

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Crude Oil, Condensate and Natural Gas Liquids, Net Operating Revenues are comprised of the following (in millions):
                                             Three Months Ended
                                                   March 31,
                                               1995    1994
    Wellhead Crude Oil, Condensate and
      Natural Gas Liquid Revenues
       Associated Companies                 $ 15.2    $  7.1
             Trade                            14.1       6.0
             Total                          $ 29.3     $ 13.1

    Other Crude Oil and Condensate Marketing
     Activities
      Commodity Price Hedging Gain(7)       $   .4     $   .4



(1) Wellhead   Natural   Gas  Revenues  include  $18.9   million   and
    $39.5 million for the three-month periods ended March 31, 1995 and 1994, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc.,
    a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
(2) Includes  $3.8  million  and  $7.0  million  for  the  three-month periods ended March 31, 1995 and 1994, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment
    agreement   effective  October  1,  1992,  as  amended,   net   of
    transportation.
(3) Includes $10.7 million for the three-month periods ended March 31, 1995 and 1994 associated with the amortization of deferred revenues under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes the effect of a price swap agreement with a third party which in effect fixes the price of certain purchases.
(5) Includes $6.7 million and $9.9 million for the three-month periods ended March 31, 1995 and 1994, respectively, for volumes delivered under volumetric production payment and exchange agreements effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and exchange differentials.
(6) Represents gain associated with commodity price swap transactions with an Enron Corp. affiliated company designated for trading purposes. The Company has no open trading positions at March 31, 1995.
(7) Represents gain or loss associated with commodity price swap transactions primarily with Enron Corp. affiliated companies based  on  NYMEX-related  commodity  prices  in  effect  on  dates of execution, less customary transaction fees. These transactions serve as price hedges for a portion of wellhead sales.

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. In March 1995, in a series of transactions with Enron Corp. and an affiliate of Enron Corp., the Company exchanged all of its
fuel   supply   and   purchase  contracts  and  related   price   swap
agreements  associated  with  a  cogeneration  facility  (the   "Cogen
Contracts")  for  certain  natural  gas  price  swap  agreements    of
equivalent  value  issued  by  the  affiliate   that   are designated
as   hedges   (the   "Swap   Agreements").    Such   Swap Agreements
were  closed  on March 31,  1995.   As  a  result  of  the transactions,
the  Company  has  been  relieved  of  all  performance obligations
associated  with  the  Cogen  Contracts.   The   Company will realize
net  operating  revenues  and  receive  corresponding cash payments of
approximately  $91  million  during  the   period  extending  through
December 31, 1999 under  the  terms  of  the  Swap Agreements.  The estimated fair value of  the  Swap  Agreements  was  approximately
$81  million at March 31,  1995.   The  net  effect  of this series of
transactions  will  result  in  increases  in   net operating revenues
and  cash receipts for the  Company  during  1995 and    1996   of
approximately   $13   million   and   $7   million, respectively, with
offsetting decreases  in  1998  and  1999  versus those  anticipated
under  the  Cogen  Contracts.  The   total   cash payments  receivable
under  the  terms  of  the   Swap   Agreements,   approximately  $91
million at March 31, 1995, are  presented  in  the  accompanying balance
sheet  as  Accounts  Receivable  -   Associated Companies  for  the
$36 million current portion and  as  Other  Assets  for the  $55 million noncurrent portion. The corresponding total future revenue is classified as Deferred Revenue.

6. In March 1995, a subsidiary of the Company issued to an unrelated third party 19,000 shares of the subsidiary's non-voting redeemable preferred stock, with a liquidation/redemption value of $1,000 per share and dividends payable quarterly at an annual rate of $70.00 per share, in exchange for certain oil and gas properties. The mandatory redemption date of the preferred stock is March 31, 2005; however, both parties have an option to require the stock to be redeemed at any time on or subsequent to March 31, 1997 for 633,333 shares of Enron Corp. common stock. In the event of a tax deconsolidation between Enron Corp. and the Company, the third party has the option to redeem the redeemable preferred stock for 950,000 shares of the common stock of the Company rather than for the Enron Corp. common stock. In
December 1994, the Company acquired 349,387 shares of Enron Corp. common stock at a cost of approximately $10 million to be held in anticipation of the possible future exchange. The cost of the
Enron Corp. common stock is included in Other Assets in the accompanying balance sheet.

7. Gains on sales of certain oil and gas reserves and related assets in the amount of $5.6 million and $6.0 million for the three-month periods ended March 31, 1995 and 1994, respectively, are required by current accounting guidelines to be removed from Net Income in connection with determining Net Operating Cash Inflows while the related proceeds are classified as Investing Cash Flows. The Company believes the proceeds from the sales of reserves  and  related assets should be considered  in  analyzing  the elements of operating cash flows. The current federal income tax impact of these sales transactions was calculated by the Company to  be  $6.0  million  and  $1.3 million for the  three-month  periods ended March 31, 1995 and 1994, respectively, which entered into the overall calculation of current federal income tax. The
Company believes that this current federal income tax impact should also be considered in analyzing the elements of the cash flow statement.

      Noncash  investing  and  financing  activities  for  the  three-
month period ended March 31, 1995 include the issuance by a subsidiary of the Company of redeemable preferred stock with a liquidation/redemption value of $19 million in exchange for
certain  oil  and  gas properties (see Note 6).   An  approximate  $7
million step-up in property basis was made relating to deferred taxes associated with the difference between the tax and book
bases  of  the  acquired  properties  as  required  by  Statement   of
Financial Accounting Standards No. 109 - "Accounting for Income Taxes" for a nontaxable business combination.

           ITEM 1.  FINANCIAL STATEMENTS - (Concluded)
                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.    As  reported  in the Company's Annual Report on  Form  10-K  for
the   year   ended  December  31,  1994,  TransAmerican  Natural   Gas
Corporation ("TransAmerican") has filed a petition against the Company and Enron Corp. alleging breach of contract, tortious interference with contract, misappropriation of trade secrets and violation of state antitrust laws. The petition, as amended, seeks actual damages of $100 million plus exemplary damages of
$300 million. The Company has answered the petition and is actively defending the matter; in addition, the Company has filed counterclaims against TransAmerican and its sole shareholder, John R. Stanley, alleging fraud, negligent misrepresentation and breach of state antitrust laws. On April 6, 1994, Enron Corp. was granted summary judgment, wherein the court ordered that
TransAmerican  can  take  nothing on its claims  against  Enron  Corp.
The trial, which was most recently set for September 12, 1994, has been continued, and there is no current setting. Although no assurances can be given, the Company believes that the claims made by TransAmerican are totally without merit, that the ultimate resolution of the matter will not have a materially adverse effect on its financial condition or results of operations, and that such ultimate resolution could result in a recovery to the Company.

9.     In   March  1995,  the  Financial  Accounting  Standards  Board
issued  Statement  of  Financial  Accounting  Standards  No.   121   -
"Accounting  for  the Impairment of Long-Lived Assets  and  for  Long-
Lived  Assets  to  be  Disposed Of" (the  "Standard").   The  Standard
requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be
reviewed    for   impairment   whenever   events   or    changes    in
circumstances  indicate  that the carrying  amount  of  an  asset  may
not   be   recoverable.   The  Company  is  required  to   adopt   the
Standard  no  later  than  the  first  quarter  of  1996.   While  the
Company has not completed an evaluation of its total portfolio of assets and cannot predict with certainty the effect of the adoption of the Standard, based upon a preliminary evaluation it does not anticipate that adoption of the Standard will have a materially
adverse  effect  on  the   financial condition or results of operations
of the Company.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ENRON OIL & GAS COMPANY


The following review of operations for the three-month period ended March 31, 1995 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

Results of Operations

Three Months Ended March 31, 1995
vs. Three Months Ended March 31, 1994

      In the first quarter of 1995, Enron Oil & Gas Company (the "Company") realized net income of $29.6 million compared to net income of $30.3 million for the same period in 1994. Net operating revenues for the first quarter of 1995 were $155.4 million as compared to $158.2 million for the same period a year ago.

     Volume and price statistics are as follows:
                                                     1995     1994
     Wellhead Volumes
          Natural Gas (MMcf/d) (1) (3)                716    799
          Crude Oil and Condensate (MBbl/d) (1)      18.1   10.8
          Natural Gas Liquids (Mbbl/d)                2.5    0.7
     Wellhead Average Prices
          Natural Gas ($/Mcf) (2) (4)              $ 1.24 $ 1.91
          Crude Oil and Condensate ($/Bbl)(2)       16.40  12.83
          Natural Gas Liquids ($/Bbl)               11.79   8.37

       (1)   Million  cubic  feet  per day  or  thousand  barrels  per
             day, as applicable.
       (2)   Dollars  per  thousand  cubic  feet  or  per  barrel,  as
             applicable.
       (3)   Includes  48  MMcf  per day for the  three-month  periods
             ended March  31,  1995  and   1994  delivered  under   the
             terms  of  volumetric  production  payment   and   exchange
             agreements effective October 1, 1992, as amended.
       (4)   Includes  an  average  equivalent  wellhead   value   of
             $.87/Mcf   and   $1.61/Mcf  for  the  three-month   periods
             ended  March  31,  1995  and  1994,  respectively,  for  the
             volumes  described  in  note  (3),  net  of   transportation
             costs.

      First quarter 1995 average wellhead natural gas prices were down approximately 35% from the same period in 1994 reducing net operating revenues by approximately $44 million. A decrease of 10% in wellhead natural gas volumes from the first quarter of 1994 reduced net operating revenues by approximately $14 million.
The Company voluntarily curtailed its United States wellhead natural gas delivered volumes by an average of approximately 150 MMcf per day during February and March of 1995 due to significantly lower United States wellhead natural gas prices. First quarter 1995 wellhead crude oil and condensate average prices increased 28% adding approximately $6 million to net operating revenues over the first quarter of 1994. Crude oil and condensate wellhead volumes increased 68% adding approximately $8 million to net operating revenues compared to the same period a year ago primarily reflecting new volumes on stream in India, higher volumes in Trinidad and a 35% increase in United States volumes.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


       Other   marketing   activities  associated   with   sales   and
purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX-related commodity market transactions, and margins relating to the volumetric production payment added approximately $37 million to net operating revenues during the first quarter of 1995, an increase of approximately $37 million from the same period in 1994. This increase primarily results from a gain of $15 million on natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the first quarter of 1995 versus a $6 million loss during 1994 and increased margins associated with other natural gas marketing activities. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, decreased $.69 per Mcf. The average price received for these transactions decreased $.47 per Mcf. Related other natural gas marketing volumes decreased 13%. The Company realized an $11 million gain in the first quarter of 1995 related to certain NYMEX-related commodity market transactions with an Enron Corp. affiliated company that were designated for trading purposes in late 1994. All trading positions were closed during the first quarter of 1995.

       The   impact   of   these   other   marketing   activities,   a
substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, were more than offset by reductions in revenues associated with market responsive prices for wellhead deliveries. (See Note 4 to Consolidated Financial Statements).

      In the first quarter of 1995, the Company exchanged existing fuel supply and purchase contracts and related price swap agreements associated with a cogeneration facility for certain natural gas price swap agreements of equivalent value issued by an Enron Corp. affiliated company. As a result of these transactions, the Company will realize increases in net operating revenues of approximately $13 million and $7 million in 1995 and 1996, respectively, with offsetting decreases in 1998 and 1999 versus that anticipated under the original contracts and agreements. The Company did not realize any additional net operating revenues in the first quarter of 1995 resulting from such exchange.

      During the first quarter of 1995, operating expenses of $113 million were $6 million lower than the $119 million incurred in the first quarter of 1994. Lease and well expenses increased approximately $2 million to $17 million primarily due to expanded international operations. Exploration expenses increased $2 million to $11 million due to increased domestic and internationl exploration activities. Lease impairments of $7 million in the first quarter of 1995 were $3 million higher than the same period in 1994 primarily due to impairments associated with certain offshore leases. Depreciation, depletion and amortization ("DD&A") expense decreased $12 million to $53 million reflecting a decrease in production volumes and a decrease in the average DD&A rate from $.83 per thousand cubic feet equivalent ("Mcfe")
in  the  first  quarter  of  1994  to  $.70  per  Mcfe  in  the  first quarter of 1995. A portion of the DD&A rate decrease is attributable to increased production from international operations,
with lower than average DD&A rates,  versus  that  for   North
American operations. The remainder of the decrease is primarily due to an increase in the proportion of North American production coming from lower cost fields, the disposition of higher cost properties and increases in reserve estimates resulting primariy from evolving production histories.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



      The Company reduced its total per unit operating costs for lease and well expense, DD&A, general and administrative expense, interest expense, and taxes other than income by $.09 per Mcfe, averaging $1.26 per Mcfe during the first quarter of 1995 compared to $1.35 per Mcfe during the same period in 1994. This decrease is primarily attributable to the reduction in the average DD&A rate as noted above.

      Income tax provision increased $1 million for first quarter of 1995 as compared to the same period in 1994 primarily resulting  from  a  reduction  in  the  federal  income  tax  benefits associated with tight gas sand federal income tax credits utilized in the first quarter of 1995 as compared to the first quarter of 1994.

       Federal   income   taxes  accrued  in   interim   periods   are
calculated using the estimated annual effective income tax rate method.

Capital Resources and Liquidity

       The Company's primary sources of cash during the three months ended March 31, 1995 included funds generated from operations, proceeds from the sale of selected oil and gas reserves and related assets and commercial paper borrowings.
Primary cash outflows included funds used in operations, exploration and development expenditures, dividends paid to the
Company's    shareholders   and   repayment   of   commercial    paper
maturities.

       Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses and to include proceeds from sales of reserves and related assets. The Company generated discretionary cash flow of $129 million during the first three months of 1995, a 12% increase over the $115 million generated for the same period in 1994, primarily reflecting an increase in proceeds from sales of reserves and related assets partially offset by lower net operating revenues.

      Net operating cash flows of $97 million for the first three months of 1995 decreased $7 million as compared to the same period  in  1994  primarily  due  to  lower  net  operating  revenues.
Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1995 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

          PART I.  FINANCIAL INFORMATION - (Concluded)

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                     ENRON OIL & GAS COMPANY



       Exploration and development expenditures totaled $126 million for the first three months of 1995 which was $26 million higher than the amount expended during the same period in 1994, reflecting an increasing emphasis on certain international development drilling opportunities and a $19 million acquisition of certain properties in the United States, which property acquisition was for noncash consideration of redeemable preferred stock of a subsidiary of the Company. An approximate $7 million noncash step-up in property basis was made relating to deferred taxes associated with the difference between the tax and book bases of the acquired properties. (See Note 6 to Consolidated Financial Statements).

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

                   PART II.  OTHER INFORMATION
                     ENRON OIL & GAS COMPANY






ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits - None

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended March 31, 1995.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ENRON OIL & GAS COMPANY
                                          (Registrant)




Date:   May  12, 1995                           By   /S/ W. C. WILSON
                                                        W. C. Wilson
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)




Date:   May  12,  1995                          By   /S/ BEN B. BOYD
                                                        Ben B. Boyd
                                                Vice President and Controller
                                                (Principal Accounting Officer)