Form 10-Q
period 1995-06-30
ENRON OIL & GAS CO
filed 1995-08-04
CIK 821189

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1995

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

                                   Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.


    Common Stock, $.01 Par Value              159,945,000 shares
               Class                            Number of Shares

                   ENRON OIL & GAS COMPANY

                      TABLE OF CONTENTS



                                                                  Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

           Consolidated Statements of Income -
             Three Months Ended June 30, 1995 and 1994 and
              Six  Months  Ended  June  30,  1995  and  1994          3

           Consolidated Balance Sheets - June 30, 1995 and
                       December           31,           1994          4

           Consolidated Statements of Cash Flows -
              Six  Months  Ended  June  30,  1995  and  1994          5

             Notes   to  Consolidated  Financial  Statements          6

      ITEM 2.    Management's Discussion and Analysis of
                 Financial
                 Condition   and   Results   of   Operations         10

PART II.  OTHER INFORMATION

     ITEM 4.    Submission of Matters to a Vote of
                   Security Holders                                  17

     ITEM 6.    Exhibits  and  Reports  on  Form   8-K               17

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                          ENRON OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)



                                                        Three  Months Ended   Six  Months Ended
                                                             June   30,             June 30,
                                                         1995         1994     1995        1994
NET OPERATING REVENUES
   Natural Gas
     Associated Companies                             $ 52,473     $ 66,353   $122,070   $141,361
     Trade                                              48,458       55,704     95,060    117,982
   Crude Oil, Condensate and Natural Gas Liquids
     Associated Companies                               14,415       10,487     30,011     18,012
     Trade                                              13,970        8,111     28,056     14,066
   Gains on Sales of Reserves and Related Assets        53,673       12,947     59,278     18,948
   Other                                                   985        1,847      4,861      3,288
                  Total                                183,974      155,449    339,336    313,657

OPERATING EXPENSES
   Lease and Well                                       16,907       16,367     33,609     31,366
   Exploration                                          10,677       10,458     21,954     19,689
   Dry Hole                                              5,136        5,471      6,905      8,094
   Impairment of Unproved Oil & Gas Properties           7,037        6,304     14,116     10,500
   Depreciation, Depletion and Amortization             48,585       62,177    101,703    127,017
   General and Administrative                           14,410       10,867     27,183     24,284
   Taxes Other Than Income                               7,848        4,724     17,663     14,688
                  Total                                110,600      116,368    223,133    235,638

OPERATING INCOME                                        73,374       39,081    116,203     78,019

OTHER INCOME (EXPENSE)                                     481         (620)      (110)     1,683

INCOME BEFORE INTEREST EXPENSE ANDINCOME TAXES          73,855       38,461    116,093     79,702

INTEREST EXPENSE
   Incurred
     Affiliate                                              99            -        488          -
     Other                                               4,107        3,400      8,168      7,046
   Capitalized                                          (1,682)      (1,520)    (3,394)    (3,013)
     Net Interest Expense                                2,524        1,880      5,262      4,033

INCOME BEFORE INCOME TAXES                              71,331       36,581    110,831     75,669
INCOME TAX PROVISION                                    23,193        2,369     33,068     11,199

NET INCOME                                            $ 48,138     $ 34,212   $ 77,763   $ 64,470

EARNINGS PER SHARE OF COMMON STOCK                    $    .30     $    .21   $    .49   $    .40

AVERAGE NUMBER OF COMMON SHARES                        159,965      159,859    159,968    159,850




The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)


                                                        June 30,   December 31,
                                                          1995        1994
                                                       (Unaudited)

                                  ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                          $   20,431   $    5,810
   Accounts Receivable
     Associated Companies                                 62,770       57,352
     Trade                                                91,435       68,781
   Inventories                                            15,416       15,731
   Other                                                   8,672        8,744
             Total                                       198,724      156,418
OIL AND GAS PROPERTIES (Successful Efforts Method)     3,200,378    3,015,435
   Less:  Accumulated Depreciation, Depletion and
     Amortization                                     (1,424,887)  (1,330,624)
             Net Oil and Gas Properties                1,775,491    1,684,811
OTHER ASSETS                                              72,730       20,638

TOTAL ASSETS                                          $2,046,945   $1,861,867



                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable
     Associated Companies                             $   12,644   $   13,353
     Trade                                                97,754      117,791
   Accrued Taxes Payable                                  19,987       17,631
   Dividends Payable                                       4,799        4,800
   Current Maturities of Long-Term Debt                    1,818        1,718
   Other                                                   7,097        9,308
             Total                                       144,099      164,601
LONG-TERM DEBT
   Affiliate                                                   -       25,000
   Other                                                 213,880      165,337
OTHER LIABILITIES                                         11,821       10,035
REDEEMABLE PREFERRED STOCK                                19,000            -
DEFERRED INCOME TAXES                                    301,830      269,292
DEFERRED REVENUE                                         244,510      184,183
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
    Common Stock, $.01 Par, 160,000,000 Shares Authorized
     and Issued                                          201,600      201,600
   Additional Paid In Capital                            401,157      403,488
    Cumulative  Foreign Currency Translation Adjustment  (11,810)     (15,298)
   Retained Earnings                                     521,975      453,810
   Common Stock Held in Treasury, 50,000 shares at
    at June 30, 1995 and 9,173 shares at
    December 31, 1994                                     (1,117)        (181)
             Total Shareholders' Equity                1,111,805    1,043,419

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $2,046,945   $1,861,867


The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)


                                                               Six Months Ended
                                                                    June 30,
                                                               1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of Net Income to Net Operating Cash Inflows:
   Net Income                                                 $  77,763  $ 64,470
   Items Not Requiring (Providing) Cash
    Depreciation, Depletion and Amortization                    101,703   127,017
    Impairment of Unproved Oil and Gas Properties                14,116    10,500
    Deferred Income Taxes                                        25,832     1,486
    Other, Net                                                    2,156       605
   Exploration Expenses                                          21,954    19,689
   Dry Hole Expenses                                              6,905     8,094
   Gains on Sales of Reserves and Related Assets                (59,278)  (18,948)
   Other, Net                                                      (142)      878
   Changes in Components of Working Capital and Other Liabilities
     Accounts Receivable                                          2,675    19,577
     Inventories                                                    315    (3,025)
     Accounts Payable                                           (30,079)  (16,443)
     Accrued Taxes Payable                                        2,356    (2,014)
     Other Liabilities                                              759      (419)
     Other, Net                                                  (2,139)   (4,989)
   Changes in Components of Working Capital Associated with
     Investing Activities                                         4,665    13,021
NET OPERATING CASH INFLOWS                                      169,561   219,499
INVESTING CASH FLOWS (Note 6)
   Additions to Oil and Gas Properties                         (206,039) (185,315)
   Exploration Expenses                                         (21,954)  (19,689)
   Dry Hole Expenses                                             (6,905)   (8,094)
   Proceeds from Sales of Reserves and Related Assets            97,749    31,311
   Amortization of Deferred Revenue                             (21,494)  (21,494)
   Changes in Components of Working Capital Associated with
     Investing Activities                                           661   (13,021)
   Other, Net                                                    (2,781)   (3,295)
NET INVESTING CASH OUTFLOWS                                    (160,763) (219,597)
FINANCING CASH FLOWS (Note 6)
   Long-Term Debt
      Affiliate                                                 (25,000)        -
      Other                                                      49,300    (7,000)
   Dividends Paid                                                (9,599)   (9,590)
   Treasury Stock Purchased                                      (6,765)   (2,233)
   Proceeds from Sales of Treasury Stock                          3,213     1,509
   Changes in Components of Working Capital Associated with
     Investing Activities                                        (5,326)        -
NET FINANCING CASH INFLOWS(OUTFLOWS)                              5,823   (17,314)
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                  14,621   (17,412)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  5,810   103,129
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  20,431 $  85,717


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

    Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

2. Income Tax Provision for the three-month periods and the six-month periods ended June 30, 1995 and 1994 includes tax benefits of $7.7 million, $7.1 million, $12.8 million and $15.2 million, respectively, related to tight gas sand federal income tax credit utilization. Income Tax Provision for the three-month and six-month periods ended June 30, 1994 also includes a $4.8 million deferred tax benefit resulting from a reduction in estimated composite state income tax rates and a $1.4 million current U.S. tax benefit arising from the discontinuance of operations in Malaysia.

3.  Natural Gas and Crude Oil, Condensate and Natural Gas Liquids
Net Operating Revenues

    Natural Gas Net Operating Revenues are comprised of the following (in millions):

                                     Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                      1995        1994       1995      1994
Wellhead Natural Gas Revenues
   Associated Companies (1)(2)      $ 39.3      $ 72.7     $ 83.8    $162.0
   Trade                              38.3        41.1       73.5      89.3
           Total                    $ 77.6      $113.8     $157.3    $251.3
Other Natural Gas Marketing Activities
   Gross Revenues from:
     Associated Companies           $ 16.3      $ 41.0     $ 43.7    $ 85.7
     Trade (3)                        23.8        30.9       51.3      63.9
           Total                      40.1        71.9     $ 95.0     149.6
   Associated Cost from:
      Associated  Companies (1)(5)    19.2        47.1(4)    47.1(4)  100.1(4)
     Trade                            13.8        16.1       30.2      35.1
           Total                      33.0        63.2       77.3     135.2
           Net                         7.1         8.7       17.7      14.4
   Commodity Price Swap Gain(Loss)
     Trading                             -           -       11.3(6)      -
     Non-Trading (7)                  16.2         (.4)      30.8      (6.4)
        Total                         16.2         (.4)      42.1      (6.4)
           Total                    $ 23.3      $  8.3     $ 59.8    $  8.0

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Crude Oil, Condensate and Natural Gas Liquids, Net Operating
Revenues are comprised of the following (in millions):

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                          1995       1994     1995      1994
Wellhead Crude Oil, Condensate and
  Natural Gas Liquid Revenues
   Associated Companies                  $ 15.0     $ 10.1  $ 30.2    $ 17.1
   Trade                                   14.0        8.1    28.1      14.1
           Total                         $ 29.0     $ 18.2  $ 58.3    $ 31.2

Other Crude Oil and Condensate Marketing
  Activities
   Commodity Price Hedging Gain(Loss)(7) $  (.6)    $   .4  $  (.2)   $   .9



(1) Wellhead Natural Gas Revenues include $19.0 million, $33.5 million, $38.0 million and $73.0 million for the three-month periods and the six-month periods ended June 30, 1995 and 1994, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
(2) Includes $3.5 million, $5.4 million, $7.2 million and $12.4 million for the three-month periods and the six-month periods ended June 30, 1995 and 1994, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.
(3) Includes $10.8 million for the three-month periods and $21.5 million for the six-month periods ended June 30, 1995 and 1994 associated with the amortization of deferred revenues under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4)  Includes the effect of a price swap agreement with a third party which in effect fixed the price of certain purchases through February 1995.
(5) Includes $6.8 million, $8.4 million, $13.5 million and $18.4 million for the three-month periods and the six-month periods ended June 30, 1995 and 1994, respectively, for volumes delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and location differentials.
(6)  Represents gain associated with commodity price swap
     transactions with an Enron Corp. affiliated company designated for trading purposes. The Company has no open trading positions at June 30, 1995.
(7) Represents gain or loss associated with commodity price swap transactions primarily with Enron Corp. affiliated companies based on NYMEX-related commodity prices in effect on dates of
     execution,    less   customary   transaction   fees.     These
     transactions serve as price hedges for a portion of wellhead sales.

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    In March 1995, in a series of transactions with Enron Corp.
and an affiliate of Enron Corp., the Company exchanged all of its fuel  supply  and  purchase  contracts  and  related  price  swap agreements  associated with a cogeneration facility  (the  "Cogen
Contracts")  for  certain natural gas price  swap  agreements  of equivalent  value issued by the affiliate that are designated  as hedges (the "Swap Agreements").  Such Swap Agreements were closed on  March 31, 1995.  As a result of the transactions, the Company has  been relieved of all performance obligations associated with the Cogen Contracts. Such operating revenues and associated cost through February 28, 1995 were classified as Other Natural Gas Marketing Activities-Gross Revenues and Associated Cost, from Associated Companies. The Company will realize net operating revenues classified as Other Natural Gas Marketing Activities-Commodity Price Swap Gain, Non-
Trading, and receive corresponding cash payments of approximately
$91 million during the period extending through December 31, 1999
under  the  terms of the closed Swap Agreements.   The  estimated
fair  value of the Swap Agreements was approximately $81  million at the date the Swap Agreements were received in exchange for the
Cogen  Agreements.  The net effect of this series of transactions will  result  in  increases in net operating  revenues  and  cash receipts  for  the Company during 1995 and 1996 of  approximately
$13   million  and  $7  million,  respectively,  with  offsetting decreases  in  1998 and 1999 versus those anticipated  under  the
Cogen  Contracts.  The total cash payments receivable  under  the terms  of the Swap Agreements, approximately $82 million at  June
30,  1995,  are  presented in the accompanying balance  sheet  as
Accounts  Receivable - Associated Companies for the  $32  million
current   portion  and  as  Other  Assets  for  the  $50  million
noncurrent portion. The corresponding total future revenue is classified as Deferred Revenue.

5. In March 1995, a subsidiary of the Company issued to an unrelated third party 19,000 shares of the subsidiary's non-voting redeemable preferred stock, with a liquidation/redemption value of $1,000 per share and dividends payable semi-annually at an annual rate of $70.00 per share, in exchange for certain oil and gas properties. The mandatory redemption date of the preferred stock is March 31, 2005; however, both parties have an option to require the stock to be exchanged at any time on or subsequent to March 31, 1997 for 633,333 shares of Enron Corp. common stock. In the event of a tax deconsolidation between Enron Corp. and the Company, the third party has the option to require the exchange of the redeemable preferred stock for 950,000 shares of the common stock of the Company rather than for the Enron Corp. common stock. As of June 30, 1995, the Company has acquired 370,237 shares of Enron Corp. common stock at a cost of approximately $10.7 million to be held in anticipation of the possible future exchange. The cost of the Enron Corp. common stock is included in Other Assets in the accompanying balance sheet.

6. Gains on sales of certain oil and gas reserves and related assets in the amount of $59.3 million and $18.9 million for the six-month periods ended June 30, 1995 and 1994, respectively, are required by current accounting guidelines to be removed from Net Income in connection with determining Net Operating Cash Inflows while the related proceeds are classified as Investing Cash Flows. The Company believes the proceeds from the sales of reserves and related assets should be considered in analyzing the elements of operating cash flows. The current federal income tax impact of these sales transactions was calculated by the Company to be $23.4 million and $6.2 million for the six-month periods ended June 30, 1995 and 1994, respectively, which entered into the overall calculation of current federal income tax. The Company believes that this current federal income tax impact should also be considered in analyzing the elements of the cash flow statement.

           ITEM 1.  FINANCIAL STATEMENTS - (Concluded)
                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Noncash investing and financing activities for the six-month period ended June 30, 1995 include the issuance by a subsidiary of the Company of redeemable preferred stock with a liquidation/redemption value of $19 million in exchange for certain oil and gas properties (see Note 5). An approximate $7 million step-up in property basis was made relating to deferred taxes associated with the difference between the tax and book bases of the acquired properties as required by Statement of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes" for a nontaxable business combination.

7. Long-Term Debt, Other at June 30, 1995 and December 31, 1994 consisted of the following:

                                          June 30,  December 31,
                                            1995        1994

    Senior Notes                          $ 70,000   $ 70,000
    Promissory Notes                        71,000     56,000
    Commercial Paper                        21,000      6,700
    Uncommitted Bank Lines of Credit        45,000          -
    Loan Payable                                 -     25,000
    Capitalized Lease Obligation             6,880      7,637
                                          $213,880   $165,337

    The uncommitted bank lines of credit are with two banks, used to fund current transactions and are classified as long-term based on the Company's intent and ability to replace such obligation with other long-term debt. The interest rate for the obligation at June 30, 1995 was 6.37%.

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

9. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt the Standard no later than the first quarter of 1996.
While the Company has not completed an evaluation of its total portfolio of assets and cannot predict with certainty the effect of the adoption of the Standard, based upon a preliminary evaluation it does not anticipate that adoption of the Standard will have a materially adverse effect on the financial condition or results of operations of the Company.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ENRON OIL & GAS COMPANY


The following review of operations for the three-month and the six-month periods ended June 30, 1995 and 1994 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

Results of Operations

Three Months Ended June 30, 1995
vs. Three Months Ended June 30, 1994

      In the second quarter of 1995, Enron Oil & Gas Company (the "Company") realized net income of $48.1 million compared to net income of $34.2 million for the same period in 1994. Net operating revenues for the second quarter of 1995 were $184.0 million as compared to $155.4 million for the same period a year ago.

     Wellhead volume and price statistics are as follows:
                                               1995     1994
     Natural Gas Volumes (MMcf/d)(1)
          North America (2)                     548      679
          Trinidad                              122       81
            Total                               670      760
     Average Natural Gas Prices ($/Mcf)(3)
          North America (4)                  $ 1.34   $ 1.73
          Trinidad                             0.97     0.93
            Total Composite                    1.27     1.65
     Crude/Condensate Volumes (MBbl/d)(1)
          North America                        10.9      9.1
          Trinidad                              4.8      3.2
          India                                 1.7        -
            Total                              17.4     12.3
     Average Crude/Condensate Prices ($/Bbl)(3)
          North America                      $17.93   $16.02
          Trinidad                            17.14    15.20
          India                               18.13        -
            Total Composite                   17.73    15.80

       (1)   Million  cubic feet per day or thousand barrels  per
             day, as applicable.
       (2) Includes 48 MMcf per day for the three-month periods ended June 30, 1995 and 1994 delivered under the
             terms   of  volumetric  production payment and exchange
             agreements effective October 1, 1992, as amended.
       (3) Dollars per thousand cubic feet or per barrel, as applicable.
       (4) Includes an average equivalent wellhead value of $.79/Mcf and $1.24/Mcf for the three-month periods ended June 30, 1995 and 1994, respectively, for the volumes described in note (2), net of transportation costs.

     Second quarter 1995 average wellhead natural gas prices were down approximately 23% from the same period in 1994 reducing net operating revenues by approximately $23 million. A decrease of 12% in wellhead natural gas volumes from the second quarter of 1994 reduced net operating revenues by approximately $13 million. The Company voluntarily curtailed its United States wellhead natural gas delivered volumes by an average of approximately 120 MMcf/d during the second quarter of 1995 compared to an average of approximately 75 MMcf/d during the same period in 1994 due to significantly lower United States wellhead natural gas prices. Reduced deliverability and adjustments associated with sales of domestic gas and oil reserves and related assets in the second quarter of 1995 also contributed to the reduction in wellhead natural gas volumes compared to the second quarter of 1994. Second quarter 1995 wellhead crude oil and condensate average prices increased 12% adding approximately $3 million to net operating revenues over the second quarter of 1994. Crude oil and condensate wellhead volumes increased 41% adding approximately $7 million to net operating revenues compared to the same period a year ago primarily reflecting new volumes on stream in India, higher volumes in Trinidad and a 21% increase in United States volumes.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


       Other marketing activities associated with sales and purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX-related commodity market transactions, and margins relating to the volumetric production payment added approximately $23 million to net operating revenues during the second quarter of 1995, an increase of approximately $14 million from the same period in 1994. This increase primarily results from a gain of $16 million on natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the second quarter of 1995 compared to a loss of $360 thousand in the second quarter of 1994. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, decreased $.60 per Mcf. The average price received for these transactions decreased $.57 per Mcf. Related other natural gas marketing volumes decreased 27%. The reduction in other natural gas marketing volumes partially offset by the $.03 per Mcf increased margin reduced net operating revenues by approximately $2 million compared to the second quarter of 1994.

       The impact of these other marketing activities, a substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, were more than offset by reductions in revenues associated with market responsive prices for wellhead deliveries. (See Note 3 to Consolidated Financial Statements).

      In March 1995, the Company exchanged existing fuel supply and purchase contracts and related price swap agreements associated with a cogeneration facility for certain natural gas price swap agreements of equivalent value issued by an Enron Corp. affiliated company. As a result of these transactions, the Company realized a $4 million increase in net operating revenues in the second quarter of 1995 over the amount realized from the exchanged fuel supply and purchase contracts in the same period of 1994. (See also Note 4 to the Consolidated Financial Statements).

      During the second quarter of 1995, operating expenses of over $110 million were approximately $6 million lower than the $116 million incurred in the second quarter of 1994. Depreciation, depletion and amortization ("DD&A") expense decreased approximately $14 million to $49 million reflecting a decrease in production volumes and a decrease in the average DD&A rate from $.82 per thousand cubic feet equivalent ("Mcfe") in the second quarter of 1994 to $.69 per Mcfe in the second quarter of 1995. The decrease in the DD&A rate is due to an increase in the proportion of North American production coming from lower cost fields, the disposition of higher cost properties and increases in international volumes at lower than average domestic DD&A rates. General and administrative expenses increased approximately $4 million to $14 million primarily due to expanded international activities and overall higher costs associated with certain employee related expenses. Taxes other than income were $3 million higher in the second quarter of 1995 compared to the same period in 1994 primarily due to a benefit of $4 million included in 1994 associated with reductions in state franchise taxes and higher production related taxes associated with new production in India in 1995 partially offset by decreases in state severance taxes due to lower taxable United States wellhead volumes and average prices in the second quarter of 1995.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


      The Company's per unit operating costs for lease and well expense, DD&A, general and administrative expense, interest expense, and taxes other than income averaged $1.27 per Mcfe during the second quarter of 1995 compared to $1.26 per Mcfe during the same period in 1994.

      Income tax provision increased $21 million for the second quarter of 1995 as compared to the same period in 1994 primarily resulting from higher income before income taxes and approximately $6 million in benefits recognized in the second quarter of 1994 resulting from a reduction in estimated composite state income tax rates and a U.S. tax benefit arising from the discontinuance of operations in Malaysia.

       Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate method.

Six Months Ended June 30, 1995
vs. Six Months Ended June 30, 1994

      In the first half of 1995, the Company realized net income of $77.8 million compared to net income of $64.5 million for the same period in 1994. Net operating revenues for the first half of 1995 were $339.3 million as compared to $313.7 million for the same period a year ago.

     Wellhead volume and price statistics are as follows:
                                               1995     1994
     Natural Gas Volumes (MMcf/d)
          North America (1)                     584      717
          Trinidad                              109       62
            Total                               693      779
     Average Natural Gas Prices ($/Mcf)
          North America (2)                  $ 1.31   $ 1.86
          Trinidad                             0.97     0.92
            Total Composite                    1.25     1.78
     Crude/Condensate Volumes (MBbl/d)
          North America                        11.3      9.0
          Trinidad                              4.2      2.5
          India                                 2.2        -
            Total                              17.7     11.5
     Average Crude/Condensate Prices ($/Bbl)
          North America                      $17.25   $14.36
          Trinidad                            16.44    14.60
          India                               17.20        -
            Total Composite                   17.06    14.42

       (1) Includes 48 MMcf per day for the six-month periods ended June 30, 1995 and 1994 delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
       (2) Includes an average equivalent wellhead value of $.83/Mcf and $1.42/Mcf for the six-month periods ended June 30, 1995 and 1994, respectively, for the volumes described in note (1), net of transportation costs.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


     Average wellhead natural gas prices for the first six months of 1995 were down approximately 30% from the same period in 1994 reducing net operating revenues by approximately $66 million. A decrease of 11% in wellhead natural gas volumes from the first half of 1994 reduced net operating revenues by approximately $28 million. The Company voluntarily curtailed its United States wellhead natural gas delivered volumes by an average of approximately 105 MMcf/d during the first half of 1995 compared to approximately 50 MMcf/d during the same period in 1994 due to significantly lower United States wellhead natural gas prices. Wellhead crude oil and condensate average prices increased 18% adding approximately $9 million to net operating revenues over the first half of 1994. Crude oil and condensate wellhead volumes increased 54% adding approximately $16 million to net operating revenues compared to the same period a year ago primarily reflecting new volumes on stream in India, higher volumes in Trinidad and a 28% increase in United States volumes.

       Other marketing activities associated with sales and purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX-related commodity market transactions, and margins relating to the volumetric production payment added approximately $60 million to net operating revenues during the first half of 1995, an increase of approximately $51 million from the same period in 1994. This increase primarily results from a gain of $31 million on natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the first half of 1995 versus a $6 million loss during 1994 and increased margins associated with other natural gas marketing activities. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, decreased $.63 per Mcf. The average price received for these transactions decreased $.51 per Mcf. Related other natural gas marketing volumes decreased 20%. The $.12 per Mcf margin increase partially offset by the reduction in other natural gas marketing volumes increased net operating revenues by approximately $3 million compared to the first half of 1994. The Company realized an $11 million gain in the first half of 1995 related to certain NYMEX-related commodity market transactions with an Enron Corp. affiliated company that were designated for trading purposes in late 1994. All trading positions were closed during the first quarter of 1995.

       The impact of these other marketing activities, a substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, were more than offset by reductions in revenues associated with market responsive prices for wellhead deliveries. (See Note 3 to Consolidated Financial Statements).

      The Company realized a $4 million increase in net operating revenues in the first half of 1995 over the amount realized in the same period of 1994 from the exchanged fuel supply and purchase contracts previously mentioned. (See also Note 4 to the Consolidated Financial Statements.)

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



      During the first half of 1995, operating expenses of $223 million were $13 million lower than the $236 million incurred in the same period in 1994. Lease and well expenses increased approximately $2 million to $34 million primarily due to expanded international operations partially offset by reductions in North American lease and well expenses. Exploration expenses increased $2 million to $22 million due to increased exploration activities. Impairment of unproved oil and gas properties for the first half of 1995 increased $4 million from the comparable period a year ago primarily due to impairments associated with certain offshore leases. DD&A expense decreased $25 million to $102 million reflecting a decrease in production volumes and a decrease in the average DD&A rate from $.82 per Mcfe in the first half of 1994 to $.69 per Mcfe in the first half of 1995. A portion of the DD&A rate decrease is attributable to increased production from international operations with lower average DD&A rates than incurred for North American operations. The remainder of the decrease is primarily due to an increase in the proportion of North American production coming from lower cost fields, the disposition of higher cost properties and increases in reserve estimates resulting primarily from evolving production histories. General and administrative expenses increased approximately $3 million to $27 million due to expanded international activities and overall higher costs associated with certian employee related expenses. Taxes other than income were $3 million higher in the first half of 1995 compared to the same period in 1994 primarily due to a benefit included in 1994 associated with reductions in state franchise taxes and higher production related taxes associated with new production in India in the first half of 1995 partially offset by decreases in state severance taxes due to lower taxable United States wellhead volumes and average prices in 1995.

      The Company reduced its total per unit operating costs for lease and well expense, DD&A, general and administrative expense, interest expense, and taxes other than income by $.04 per Mcfe, averaging $1.27 per Mcfe during the first half of 1995 compared to $1.31 per Mcfe during the same period in 1994. This decrease is primarily attributable to the reduction in the average DD&A rate as noted above partially offset by increases in per unit lease and well, general and administrative expenses, and taxes other than income.

     Income tax provision increased $22 million for first half of 1995 as compared to the same period in 1994 primarily resulting from higher income before income taxes and lower federal income tax benefits associated with tight gas sand federal income tax credits utilized in the first half of 1995 as compared to the first half of 1994.

Capital Resources and Liquidity

      The Company's primary sources of cash during the six months ended June 30, 1995 included funds generated from operations, proceeds from the sales of selected oil and gas reserves and related assets and commercial paper borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, dividends paid to the Company's shareholders and repayment of certain long-term debt and commercial paper maturities.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



      Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses and to include proceeds from sales of reserves and related assets. The Company generated discretionary cash flow of $289 million during the first half of 1995, an 18% increase over the $245 million generated for the same period in 1994, primarily reflecting an increase in proceeds from sales of reserves and related assets partially offset by lower net operating revenues.

      Net operating cash flows of $170 million for the first half of 1995 decreased approximately $50 million as compared to the same period in 1994 primarily due to lower net operating revenues and higher working capital requirements. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1995 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

      Exploration and development expenditures for the first half of 1995 and 1994 are as follows ($ Millions):
                                               1995    1994
          North America                      $  200  $  175
          International
           Trinidad                              34      31
           India                                  9       -
           Other                                 11       7
            Total                            $  254  $  213

      Higher exploration and development expenditures for the first half of 1995 reflect an increasing emphasis on certain international development drilling opportunities and acquisitions of certain properties in the United States partially offset by reduced exploration and development expenditures for drilling and facilities in the United States. One such property acquisition during the first half of 1995 was for noncash consideration of $19 million of redeemable preferred stock of a subsidiary of the Company. (See Note 5 to Consolidated Financial Statements).

          PART I.  FINANCIAL INFORMATION - (Concluded)

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                     ENRON OIL & GAS COMPANY



      With  the  objective of enhancing the certainty  of  future revenue  expectations, the Company has,  as  of  July  31,  1995, hedged  approximately 383 billion British thermal units  per  day
("BBtu/d")(approximately   365    MMcf/d)    and    480    BBtu/d
(approximately 458 MMcf/d) of its North American natural gas volumes. The hedge transactions include fixed price sales contracts, volumetric production payment and exchange agreements and NYMEX-based commodity price swap agreements that result in weighted averages of various sales and NYMEX-based prices of $1.95 per million British thermal units ("MMBtu") and $2.02 per MMBtu for the last half of 1995 and the year 1996, respectively. Included in the 1996 hedge transactions are commodity price swap agreements totaling 200 BBtu/d of notional volumes at a weighted average NYMEX-based price of $1.97 per MMBtu which include one-time options exercisable by the counter party on or before December 17, 1996 totaling 200 BBtu/d of notional volumes in 1997 and 1998 at the same weighted average NYMEX-based price of $1.97 per MMBtu.
The Company has also, as of July 31, 1995, hedged approximately 9,300 barrels per day ("B/d") and 9,600 B/d of its North America crude oil and condensate volumes using commodity price swap agreements at NYMEX-based West Texas Intermediate Crude Oil ("WTI") prices averaging $18.77 per barrel and $18.90 per barrel for the last half of 1995 and the year 1996, respectively. Included in the 1995 and 1996 hedge transactions are commodity price swap agreements totaling up to 4,000 B/d at WTI prices ranging between $18.70 and $19.00 per barrel which include one-time options exercisable by the counter party at various times up to and including December 31, 1996 and for various periods some of which extend through December 31, 2000 at the same respective NYMEX-based prices as are applicable in the individual agreements for the 1995 and 1996 periods. The Company continues to evaluate the potential for entering into and may enter into, additional hedging transactions related to certain of the remaining months in 1995, and in future years.

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

                   PART II.  OTHER INFORMATION
                     ENRON OIL & GAS COMPANY




ITEM 4.   Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Enron Oil & Gas Company was held on May 2, 1995, in Houston, Texas, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     (a) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                   Shares       Shares
           Nominee                  For        Withheld

          Fred C. Ackman         154,131,364    269,494
          Forrest E. Hoglund     154,130,899    269,959
          Richard D. Kinder      154,127,067    273,791
          Kenneth L. Lay         154,126,267    274,591
          Edward Randall, III    154,131,364    269,494

      (b) The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote: 154,363,481 shares for; 21,856 shares against; and 15,521 shares abstaining.

      (c)  The Company's Amended and Restated 1992 Stock Plan was
approved   by  the  following  vote:   150,632,674  shares   for;
3,542,692 shares against; and 225,492 shares abstaining.

           The shareholders approved the Enron Oil & Gas Company 1992 Stock Plan (the "1992 Stock Plan") at the 1992 Annual Meeting. The 1992 Stock Plan is intended to provide individual participants with an opportunity to acquire a proprietary interest in the Company and give them an additional incentive to use their best efforts for the Company's long-term success. The Board of Directors of the Company desired to amend and restate the 1992 Stock Plan to increase the number of shares authorized for granting awards under the plan, which required shareholder approval. Amendment of several provisions was also required so that certain awards under the plan will qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended June 30, 1995.

                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ENRON OIL & GAS COMPANY
                                                 (Registrant)



Date:   August 4, 1995                         By    /S/ W. C. WILSON
                                                        W. C. Wilson
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                 (Principal Financial Officer)




Date:   August 4, 1995                          By    /S/ BEN B. BOYD
                                                         Ben B. Boyd
                                                 Vice President and Controller
                                                (Principal Accounting Officer)