Form 10-Q
period 1995-09-30
ENRON OIL & GAS CO
filed 1995-11-08
CIK 821189

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1995

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

                                   Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.


  Common Stock, $.01 Par Value           159,799,955 shares
            Class                          Number of Shares

                   ENRON OIL & GAS COMPANY

                      TABLE OF CONTENTS



                                                                Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

        Consolidated Statements of Income -
            Three Months Ended September 30, 1995 and 1994
             and  Nine Months Ended September 30,  1995  and 1994    3

        Consolidated Balance Sheets - September 30, 1995 and
            December 31, 1994                                        4

        Consolidated Statements of Cash Flows -
             Nine  Months Ended September 30, 1995 and  1994         5

        Notes to Consolidated Financial Statements                   6

     ITEM  2.   Management's  Discussion  and  Analysis   of
                Financial Condition and Results of Operations       10

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                        16

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                          ENRON OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)


                                                  Three  Months Ended     Nine  Months Ended
                                                     September  30,           September 30,
                                                   1995          1994     1995          1994
NET OPERATING REVENUES
   Natural Gas
     Associated Companies                         $ 55,893      $ 57,382  $177,963      $198,743
     Trade                                          58,992        48,929   154,052       166,911
   Crude Oil, Condensate and Natural Gas Liquids
     Associated Companies                           14,293        13,130    44,304        31,142
     Trade                                          17,982         7,424    46,038        21,490
   Gains on Sales of Reserves and Related Assets     3,268        33,264    62,546        52,212
   Other                                             2,578           554     7,439         3,842
                  Total                            153,006       160,683   492,342       474,340

OPERATING EXPENSES
   Lease and Well                                   19,309        13,416    52,918        44,782
   Exploration                                       9,636         9,958    31,590        29,647
   Dry Hole                                          1,681         2,709     8,586        10,803
   Impairment  of  Unproved  Oil & Gas Properties    6,337         6,864    20,453        17,364
   Depreciation, Depletion and Amortization         56,172        54,628   157,875       181,645
   General and Administrative                       14,003        13,766    41,186        38,050
   Taxes Other Than Income                           7,943         7,322    25,606        22,010
                  Total                            115,081       108,663   338,214       344,301

OPERATING INCOME                                    37,925        52,020   154,128       130,039

OTHER INCOME(EXPENSE)                               (1,033)          555    (1,143)        2,238

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES     36,892        52,575   152,985       132,277

INTEREST EXPENSE
   Incurred
     Affiliate                                         103           275       591           275
     Other                                           5,050         3,306    13,218        10,352
   Capitalized                                      (1,605)       (1,503)   (4,999)       (4,516)
     Net Interest Expense                            3,548         2,078     8,810         6,111

INCOME BEFORE INCOME TAXES                          33,344        50,497   144,175       126,166
INCOME TAX PROVISION                                   376         9,529    33,444        20,728

NET INCOME                                        $ 32,968      $ 40,968  $110,731      $105,438

EARNINGS PER SHARE OF COMMON STOCK                $    .21      $    .26  $    .69      $    .66

AVERAGE NUMBER OF COMMON SHARES                    159,916       159,777   159,951       159,826





The accompanying notes are an integral part of these consolidated financial statements.


                          ENRON OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)


                                                         September 30,      December 31,
                                                             1995              1994
                                                         (Unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                             $    8,456          $    5,810
   Accounts Receivable
     Associated Companies                                    60,233              57,352
     Trade                                                  102,589              68,781
   Inventories                                               11,640              15,731
   Other                                                      8,628               8,744
             Total                                          191,546             156,418
OIL AND GAS PROPERTIES (Successful Efforts Method)        3,266,736           3,015,435
   Less:  Accumulated Depreciation, Depletion and
     Amortization                                        (1,423,586)         (1,330,624)
             Net Oil and Gas Properties                   1,843,150           1,684,811
OTHER ASSETS                                                 75,275              20,638

TOTAL ASSETS                                             $2,109,971          $1,861,867



                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable
     Associated Companies                                $   17,631          $   13,353
     Trade                                                  101,437             117,791
   Accrued Taxes Payable                                     23,404              17,631
   Dividends Payable                                          4,797               4,800
   Other                                                      9,237              11,026
            Total                                           156,506             164,601
LONG-TERM DEBT
   Affiliate                                                 16,320              25,000
   Other                                                    247,552             165,337
OTHER LIABILITIES                                            13,915              10,035
REDEEMABLE PREFERRED STOCK                                   19,000                   -
DEFERRED INCOME TAXES                                       292,298             269,292
DEFERRED REVENUE                                            224,085             184,183
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
    Common Stock, $.01 Par, 160,000,000 Shares
      Authorized and Issued                                 201,600             201,600
   Additional Paid In Capital                               399,192             403,488
   Cumulative Foreign Currency Translation Adjustment        (8,075)            (15,298)
   Retained Earnings                                        550,147             453,810
   Common Stock Held in Treasury, 115,045 shares at
     September 30,1995 and 9,173 shares at December 31,1994  (2,569)               (181)
             Total Shareholders' Equity                   1,140,295           1,043,419

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $2,109,971          $1,861,867



The accompanying notes are an integral part of these consolidated financial statements.


                          ENRON OIL & GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)



                                                                     Nine Months Ended
                                                                       September 30,
                                                                      1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of Net Income to Net Operating Cash Inflows:
   Net Income                                                       $ 110,731   $105,438
   Items Not Requiring (Providing) Cash
    Depreciation, Depletion and Amortization                          157,875    181,645
    Impairment of Unproved Oil and Gas Properties                      20,453     17,364
    Deferred Income Taxes                                              15,586     25,846
    Other, Net                                                          3,968     (3,241)
   Exploration Expenses                                                31,590     29,647
   Dry Hole Expenses                                                    8,586     10,803
   Gains on Sales of Reserves and Related Assets                      (62,546)   (52,212)
   Other, Net                                                            (148)     3,622
   Changes in Components of Working Capital and Other Liabilities
     Accounts Receivable                                               (9,093)     30,978
     Inventories                                                        4,091      (4,335)
     Accounts Payable                                                 (12,076)    (33,196)
     Accrued Taxes Payable                                              5,773         104
     Other Liabilities                                                  2,842       4,675
     Other, Net                                                        (1,848)     (4,186)
   Amortization of Deferred Revenue (Note 6)                          (32,418)    (32,419)
   Changes in Components of Working Capital Associated with
     Investing and Financing Activities                               (14,156)     20,328
NET OPERATING CASH INFLOWS                                            229,210     300,861
INVESTING CASH FLOWS (Note 6)
   Additions to Oil and Gas Properties                               (345,351)   (313,329)
   Exploration Expenses                                               (31,590)    (29,647)
   Dry Hole Expenses                                                   (8,586)    (10,803)
   Proceeds from Sales of Reserves and Related Assets                 100,659      82,167
   Changes in Components of Working Capital Associated with
     Investing Activities                                              12,338     (20,328)
   Other, Net                                                          (9,106)       (708)
NET INVESTING CASH OUTFLOWS                                          (281,636)   (292,648)
FINANCING CASH FLOWS
   Long-Term Debt
     Affiliate                                                         (8,680)     25,000
     Other (Note 7)                                                    83,300     (32,000)
   Dividends Paid                                                     (14,397)    (14,387)
   Treasury Stock Purchased                                           (13,231)     (4,778)
   Proceeds from Sales of Treasury Stock                                6,262       1,654
   Changes in Components of Working Capital Associated with
     Financing Activities                                               1,818           -
NET FINANCING CASH INFLOWS(OUTFLOWS)                                   55,072     (24,511)
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                         2,646     (16,298)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        5,810     103,129
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   8,456   $  86,831



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

2. Income Tax Provision for the three-month periods and the nine-month periods ended September 30, 1995 and 1994 includes tax benefits of $3.1 million, $14.2 million, $15.8 million and $29.4 million, respectively, related to tight gas sand federal income tax credit utilization. Income Tax Provision for the three-month and nine-month periods ended September 30, 1994 also includes a $4.6 million deferred tax benefit resulting from a reduction in estimated composite state income tax rates and a $1.5 million current U.S. tax benefit arising from the discontinuance of operations in Malaysia. Income tax provision for the three-month and nine-month periods ended September 30, 1995 also includes a $10 million and a $12 million benefit, respectively, associated with the successful resolution on audit of federal income taxes for certain prior years.

3.  Natural Gas and Crude Oil, Condensate and Natural Gas Liquids
Net Operating Revenues

    Natural Gas Net Operating Revenues are comprised of the following (in millions):
                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                  1995       1994      1995       1994
Wellhead Natural Gas Revenues
   Associated Companies (1)(2)    $ 36.4   $ 56.2     $120.2     $218.3
   Trade                            48.5     35.8      121.9      125.0
           Total                  $ 84.9   $ 92.0     $242.1     $343.3
Other Natural Gas Marketing Activities
   Gross Revenues from:
     Associated Companies         $ 16.8   $ 38.5     $ 60.4     $124.2
     Trade (3)                      23.5     26.8       74.9       90.8
           Total                    40.3     65.3      135.3      215.0
   Associated Cost from:
      Associated Companies (1)(5)   17.4     41.4(4)    64.5(4)   141.6(4)
     Trade                          13.1     13.7       43.3       48.8
           Total                    30.5     55.1      107.8      190.4
           Net                       9.8     10.2       27.5       24.6
   Commodity Price Swap Gain(Loss)
     Trading                           -        -       11.3(6)       -
     Non-Trading (7)                20.2      4.1       51.1       (2.3)
        Total                       20.2      4.1       62.4       (2.3)
           Total                  $ 30.0   $ 14.3     $ 89.9     $ 22.3

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Crude Oil, Condensate and Natural Gas Liquids, Net Operating
Revenues are comprised of the following (in millions):

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      1995       1994       1995       1994
Wellhead Crude Oil, Condensate and
  Natural Gas Liquid Revenues
   Associated Companies             $ 13.2     $ 12.9     $ 43.4     $ 30.0
   Trade                              18.0        7.4       46.0       21.5
           Total                    $ 31.2     $ 20.3     $ 89.4     $ 51.5

Other Crude Oil and Condensate Marketing
  Activities
   Commodity Price Hedging Gain (7) $  1.1     $  0.3     $  0.9     $  1.1



(1) Wellhead Natural Gas Revenues include $17.0 million, $27.4 million, $55.0 million and $100.4 million for the three-month periods and the nine-month periods ended September 30, 1995 and 1994, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
(2) Includes $2.8 million, $5.0 million, $10.0 million and $17.4 million for the three-month periods and the nine-month periods ended September 30, 1995 and 1994, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.
(3) Includes $10.9 million for the three-month periods and $32.4 million for the nine-month periods ended September 30, 1995 and 1994 associated with the amortization of deferred revenues under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4)   Includes the effect of a price swap agreement with a  third
   party  which   in effect fixed the price of certain  purchases
   through February 1995.
(5) Includes $6.3 million, $7.9 million, $19.8 million and $26.2 million for the three-month periods and the nine-month periods ended September 30, 1995 and 1994, respectively, for volumes delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended,
   including    equivalent   wellhead   value,   any   applicable
   transportation costs and location differentials.
(6) Represents gain associated with commodity price swap transactions with an Enron Corp. affiliated company designated for trading purposes. The Company had no open trading positions at September 30, 1995. Subsequently, the Company sold call options with a notional volume of 50 billion British thermal units per day at an average price of $2.10 per million British thermal units for the period January through December, 1996.
(7)Represents gain or loss associated with commodity price swap transactions primarily with Enron Corp. affiliated companies based on NYMEX-related commodity prices in effect on dates of
   execution,    less   customary   transaction   fees.     These
   transactions serve as price hedges for a portion of wellhead sales.

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. In March 1995, in a series of transactions with Enron Corp. and an affiliate of Enron Corp., the Company exchanged all of its fuel supply and purchase contracts and related price swap agreements associated with a Texas City cogeneration plant (the "Cogen Contracts") for certain natural gas price swap agreements of equivalent value issued by the affiliate that are designated as hedges (the "Swap Agreements"). Such Swap Agreements were closed on March 31, 1995. As a result of the transactions, the Company has been relieved of all performance obligations associated with the Cogen Contracts. Such operating revenues and associated cost through February 28, 1995 were classified as Other Natural Gas Marketing Activities-Gross Revenues and Associated Cost from Associated Companies. The Company will realize net operating revenues classified as Other Natural Gas Marketing Activities-Commodity Price Swap Gain, Non-Trading, and receive corresponding cash payments of approximately $91 million during the period extending through December 31, 1999 under the terms of the closed Swap Agreements. The estimated fair value of the Swap Agreements was approximately $81 million at the date the Swap Agreements were received in exchange for the Cogen Contracts. The net effect of this series of transactions will result in increases in net operating revenues and cash receipts for the Company during 1995 and 1996 of approximately $13 million and $7 million, respectively, with offsetting decreases in 1998 and 1999 versus those anticipated under the Cogen Contracts. The total cash payments receivable under the terms of the Swap Agreements, approximately $72 million at September 30, 1995, are presented in the accompanying balance sheet as Accounts Receivable - Associated Companies for the $30 million current portion and as Other Assets for the $42 million noncurrent portion. The corresponding total future revenue is classified as Deferred Revenue.

5. In March 1995, a subsidiary of the Company issued to an unrelated third party 19,000 shares of the subsidiary's non-voting redeemable preferred stock, with a liquidation/redemption value of $1,000 per share and dividends payable semi-annually at an annual rate of $70.00 per share, in exchange for certain oil and gas properties. Such dividends have been classified as interest expense - other in the accompanying statement of income. The mandatory redemption date of the preferred stock is March 31, 2005; however, both parties have an option to require the stock to be exchanged at any time on or subsequent to March 31, 1997 for 633,333 shares of Enron Corp. common stock. In the event of a tax deconsolidation between Enron Corp. and the Company, the third party has the option to require the exchange of the redeemable preferred stock for 950,000 shares of the common stock of the Company rather than for the Enron Corp. common stock. As of September 30, 1995, the Company has acquired 633,333 shares of Enron Corp. common stock at a cost of approximately $19.3 million to be held in anticipation of the possible future exchange. The cost of the Enron Corp. common stock is included in Other Assets in the accompanying balance sheet.

6. Gains on sales of certain oil and gas reserves and related assets in the amount of $62.5 million and $52.2 million for the nine-month periods ended September 30, 1995 and 1994, respectively, are required by current accounting guidelines to be removed from Net Income in connection with determining Net Operating Cash Inflows while the related proceeds are classified as Investing Cash Flows. The Company believes the proceeds from the sales of reserves and related assets should be considered in analyzing the elements of operating cash flows. The current federal income tax impact of these sales transactions was calculated by the Company to be $24.3 million and $18.7 million for the nine-month periods ended September 30, 1995 and 1994, respectively, which entered into the overall calculation of current federal income tax. The Company believes that this current federal income tax impact should also be considered in analyzing the elements of the cash flow statement.

      The consolidated statement of cash flows for the first nine months of 1994 has been revised to reflect the elimination of the non-cash amortization of deferred revenue from net operating cash flows rather than investing cash flows as previously reported. This revision was made following discussion with the Staff of the Securities and Exchange Commission.

           ITEM 1.  FINANCIAL STATEMENTS - (Concluded)
                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Non-cash investing and financing activities for the nine-month period ended September 30, 1995 include the issuance by a subsidiary of the Company of redeemable preferred stock with a liquidation/redemption value of $19 million in exchange for certain oil and gas properties (see Note 5). An approximate $7 million step-up in property basis was made relating to deferred taxes associated with the difference between the tax and book bases of the acquired properties as required by Statement of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes" for a nontaxable business combination.

7.   Long-Term Debt, Other at September 30, 1995 and December 31,
1994 consisted of the following:
                                        September 30, December 31,
                                             1995        1994

    Senior Notes                          $ 70,000     $ 70,000
    Promissory Notes                        71,000       56,000
    Commercial Paper                        50,000        6,700
    Uncommitted Bank Lines of Credit        50,000            -
    Loan Payable                                 -       25,000
    Capitalized Lease Obligation             6,552        7,637
                                          $247,552     $165,337

     The commercial paper and uncommitted bank lines of credit with two banks are used to fund current transactions and are classified as long-term based on the Company's intent and ability to replace such obligations with other long-term debt. The interest rates for commercial paper and the uncommitted bank lines of credit at September 30, 1995 were 5.88% and 6.85%, respectively.

8. On November 19, 1992, TransAmerican Natural Gas Corporation ("TransAmerican") filed a petition against the Company alleging
breach   of   contract,  tortious  interference  with   contract,
misappropriation  of  trade  secrets  and  violation   of   state
antitrust laws. The petition, as amended, sought actual damages of at least $100 million plus exemplary damages of $300 million. The Company filed counterclaims against TransAmerican and a third-party claim against its sole shareholder, John R. Stanley, alleging fraud, negligent misrepresentation and breach of state antitrust laws. On October 16, 1995, the Company, TransAmerican and Stanley entered into an agreement which resolved all claims. The settlement terms will not have a materially adverse effect on the Company's financial condition or results of operations.

9. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 - "Accounting for the Impairment of Long-
Lived  Assets and for Long-Lived Assets to be Disposed  Of"  (the
"Standard").   The  Standard requires, among other  things,  that
long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt the Standard no later than the first quarter of 1996.
While the Company has not finalized its evaluation of the effect of adoption of the Standard, its evaluation to date indicates that application of the Standard to its current portfolio of assets could result in impairment charges ranging from $5 million to $60 million before federal income taxes ($3 million to $39 million after federal income taxes). However, such impairment charges would be non-cash.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ENRON OIL & GAS COMPANY


The following review of operations for the three-month and the nine-month periods ended September 30, 1995 and 1994 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

Results of Operations

Three Months Ended September 30, 1995
vs. Three Months Ended September 30, 1994

      In the third quarter of 1995, Enron Oil & Gas Company (the "Company") realized net income of $33.0 million compared to net income of $41.0 million for the same period in 1994. Net operating revenues for the third quarter of 1995 were $153.0 million as compared to $160.7 million for the same period a year ago.

     Wellhead volume and price statistics are as follows:
                                               1995     1994
     Natural Gas Volumes (MMcf/d)(1)
          North America (2)                     657      606
          Trinidad                              112       66
            Total                               769      672
     Average Natural Gas Prices ($/Mcf)(3)
          North America (4)                  $ 1.24   $ 1.55
          Trinidad                             0.97     0.93
            Composite                          1.20     1.49
     Crude/Condensate Volumes (MBbl/d)(1)
          North America                        12.0     10.1
          Trinidad                              5.9      2.7
          India                                 2.3        -
            Total                              20.2     12.8
     Average Crude/Condensate Prices ($/Bbl)(3)
          North America                      $16.57   $16.81
          Trinidad                            15.76    16.28
          India                               16.10        -
            Composite                         16.28    16.70

       (1)   Million  cubic feet per day or thousand barrels  per
             day, as applicable.
       (2)   Includes 48 MMcf per day for the three-month periods
             ended  September  30, 1995 and  1994 delivered  under  the
             terms   of  volumetric  production  payment  and  exchange
             agreements effective October 1, 1992, as amended.
       (3) Dollars per thousand cubic feet or per barrel, as applicable.
       (4) Includes an average equivalent wellhead value of $.62/Mcf and $1.13/Mcf for the three-month periods ended September 30, 1995 and 1994, respectively, for the volumes described in note (2), net of transportation costs.

      Third quarter 1995 average wellhead natural gas prices were down approximately 19% from the same period in 1994 reducing net operating revenues by approximately $20 million. An increase of 14% in wellhead natural gas volumes from the third quarter of 1994 increased net operating revenues by approximately $13
million.   The  Company voluntarily curtailed its  United  States
wellhead   natural  gas  delivered  volumes  by  an  average   of
approximately 150 MMcf/d during the third quarter of 1995 compared to an average of approximately 140 MMcf/d during the same period in 1994 due to significantly lower United States wellhead natural gas prices. The third quarter 1995 North America increase in natural gas volumes was primarily the result of acquisitions made during 1995. Offshore Trinidad natural gas volumes also continued to increase when compared to 1994 as a result of increased annual takes under the existing contract.
Third quarter 1995 wellhead crude oil and condensate average prices decreased 3% reducing net operating revenues approximately $1 million from the third quarter of 1994. Crude oil and condensate wellhead volumes increased 58% adding approximately $11 million to net operating revenues compared to the same period a year ago primarily reflecting new volumes on stream offshore India, higher volumes offshore Trinidad due to increased annual takes under the existing contract and new well additions related to the 1995 drilling program and a 19% increase in North America volumes.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY

       Other marketing activities associated with sales and purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX-related commodity market transactions, and margins relating to the volumetric production payment added approximately $31 million to net operating revenues during the third quarter of 1995, an increase of approximately $17 million over the same period in 1994. This increase primarily results from a gain of $20 million on natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the third quarter of 1995 compared to a gain of $4 million in the third quarter of 1994. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, decreased $.67 per Mcf. The average price received for these transactions decreased $.61 per Mcf. Related other natural gas marketing volumes decreased 16%. The reduction in other natural gas marketing volumes and prices relates primarily to the exchange of the fuel contracts discussed below and lower wellhead market prices. The reduction in other natural gas marketing volumes partially offset by the $.06 per Mcf increased margin reduced net operating revenues by approximately $.4 million compared to the third quarter of 1994.

       The impact of these other marketing activities, a substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, were more than offset by reductions in revenues associated with market responsive prices for wellhead deliveries. (See Note 3 to Consolidated Financial Statements).

      In March 1995, the Company exchanged existing fuel supply and purchase contracts and related price swap agreements associated with a Texas City cogeneration plant for certain natural gas price swap agreements of equivalent value issued by an Enron Corp. affiliated company. As a result of these transactions, the Company realized a $4 million increase in net operating revenues in the third quarter of 1995 over the amount realized from the exchanged fuel supply and purchase contracts in the same period of 1994. (See also Note 4 to the Consolidated Financial Statements).

      Gains on sales of reserves and related assets during the third quarter of 1995 decreased $30 million when compared to the same period in 1994 due to one major sale being made during the 1994 period and no such sales being made during the 1995 period.

      During the third quarter of 1995, operating expenses were approximately $6 million higher than in the third quarter of 1994. Lease and well expenses increased approximately $6 million primarily due to increased volumes and expanded international activities. Depreciation, depletion and amortization ("DD&A") expense increased approximately $2 million to $56 million reflecting an increase in production volumes partially offset by a decrease in the average DD&A rate from $.79 per thousand cubic feet equivalent ("Mcfe") in the third quarter of 1994 to $.68 per Mcfe in the third quarter of 1995. The decrease in the DD&A rate is due to an increase in the mix of North America volumes coming from lower cost fields, the disposition of higher cost properties and increases in international volumes at lower than average domestic DD&A rates.

      The Company's per unit operating costs for lease and well expense, DD&A, general and administrative expense, interest expense, and taxes other than income averaged $1.23 per Mcfe during the third quarter of 1995 compared to $1.32 per Mcfe during the same period in 1994.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


      Income tax provision decreased $9 million for the third quarter of 1995 as compared to the same period in 1994 primarily resulting from lower income before income taxes, lower benefits associated with tight gas sand federal income tax credits and a $10 million benefit associated with the successful resolution on audit of federal income taxes for certain prior years.

Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate method.

Nine Months Ended September 30, 1995
vs. Nine Months Ended September 30, 1994

      In the first nine months of 1995, the Company realized net income of $110.7 million compared to net income of $105.4 million for the same period in 1994. Net operating revenues for the first nine months of 1995 were $492.3 million as compared to $474.3 million for the same period a year ago.

     Wellhead volume and price statistics are as follows:
                                               1995     1994
     Natural Gas Volumes (MMcf/d)
          North America (1)                     609      680
          Trinidad                              110       63
            Total                               719      743
     Average Natural Gas Prices ($/Mcf)
          North America (2)                  $ 1.28   $ 1.76
          Trinidad                             0.97     0.93
            Composite                          1.23     1.69
     Crude/Condensate Volumes (MBbl/d)
          North America                        11.5      9.4
          Trinidad                              4.8      2.6
          India                                 2.3        -
            Total                              18.6     12.0
     Average Crude/Condensate Prices ($/Bbl)
          North America                      $17.01   $15.25
          Trinidad                            16.16    15.20
          India                               16.82        -
            Composite                         16.77    15.24

       (1) Includes 48 MMcf per day for the nine-month periods ended September 30, 1995 and 1994 delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
       (2) Includes an average equivalent wellhead value of $.76/Mcf and $1.32/Mcf for the nine-month periods ended September 30, 1995 and 1994, respectively, for the volumes described in note (1), net of transportation costs.

      Average wellhead natural gas prices for the first nine months of 1995 were down approximately 27% from the same period in 1994 reducing net operating revenues by approximately $90 million. A decrease of 3% in wellhead natural gas volumes from the first nine months of 1994 reduced net operating revenues by approximately $11 million. The Company voluntarily curtailed its United States wellhead natural gas delivered volumes by an average of approximately 140 MMcf/d during the first nine months of 1995 compared to approximately 110 MMcf/d during the same period in 1994 due to significantly lower United States wellhead natural gas prices. In addition, the impact of sales of oil and gas reserves and related assets net of purchases of similar assets resulted in a reduction of approximately 40 MMcf per day in delivered volumes for the first nine months of 1995 as compared to the first nine months of 1994. The Company's decision early in the year to curtail drilling activities primarily related to increasing United States natural gas deliverability in favor of drilling for reserve additions and the definition of future opportunities reduced the rate of growth in producing capacity. Wellhead crude oil and condensate average prices increased 10% adding approximately $8 million to net operating revenues over the first nine months of 1994. Crude oil and condensate wellhead volumes increased 55% adding approximately $27 million to net operating revenues compared to the same period a year ago primarily reflecting new volumes on stream offshore India, higher volumes offshore Trinidad and a 22% increase in North America volumes.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY

       Other marketing activities associated with sales and purchases of natural gas, natural gas price swap transactions, other commodity price hedging of natural gas and crude oil and condensate prices utilizing NYMEX-related commodity market transactions, and margins relating to the volumetric production payment added approximately $91 million to net operating revenues during the first nine months of 1995, an increase of approximately $67 million from the same period in 1994. This increase primarily results from a gain of $51 million on natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the first nine months of 1995 versus a $2 million loss during 1994 and increased margins associated with other natural gas marketing activities. The average associated costs of natural gas marketing, price swap and volumetric production payment transactions, including, where appropriate, average wellhead value, transportation costs and exchange differentials, decreased $.64 per Mcf. The average price received for these transactions decreased $.54 per Mcf. Related other natural gas marketing volumes decreased 19%. The reduction in other natural gas marketing volumes and prices relates primarily to the exchange of the fuel contracts noted below, lower wellhead market prices and decreased other marketing activities. The $.10 per Mcf margin increase partially offset by the reduction in other natural gas marketing volumes increased net operating revenues by approximately $3 million compared to the first nine months of 1994. The Company realized an $11 million gain in the first nine months of 1995 related to certain NYMEX-related commodity market transactions with an Enron Corp. affiliated company that were designated for trading purposes in late 1994. The Company had no open trading positions at September 30, 1995. Subsequently, the Company sold call options with a notional volume of 50 billion British thermal units per day ("BBtu/d") at an average price of $2.10 per million British thermal units ("MMBtu") for the period January through December, 1996.

       The impact of these other marketing activities, a substantial portion of which serve as hedges of commodity price risks for a portion of wellhead deliveries, were more than offset by reductions in revenues associated with market responsive prices for wellhead deliveries. (See Note 3 to Consolidated Financial Statements).

      The Company realized an $8.4 million increase in net operating revenues in the first nine months of 1995 over the amount realized in the same period of 1994 from the exchanged fuel supply and purchase contracts previously mentioned.

      Gains on sales of reserves and related assets during the first nine months of 1995 increased $10 million when compared to the same period in 1994 which increase was attributable to the Company's continuing efforts in optimizing the use of its assets.

      During the first nine months of 1995, operating expenses of
$338 million were $6 million lower than the $344 million incurred in  the  same period in 1994.  Lease and well expenses  increased approximately $8 million to $53 million primarily due to expanded international operations partially offset by reductions in United
States  lease and well expenses.  Exploration expenses  increased
$2   million   to  $32  million  due  to  increased   exploration
activities.   Impairment of unproved oil and gas  properties  for
the  first  nine  months of 1995 increased $3  million  from  the comparable  period  a  year  ago  primarily  due  to  impairments associated with certain offshore Gulf of Mexico leases.  DD&A expense  decreased $24  million  to $158 million reflecting primarily a decrease  in the average DD&A rate from $.81 per Mcfe in the first nine months of 1994 to $.69 per Mcfe in the first nine months
of 1995.   The DD&A rate decrease is primarily attributable to
increased production from international operations with lower average DD&A rates than incurred for North America operations. General and administrative expenses increased approximately $3 million to $41 million due to expanded international activities and overall higher costs associated with certain employee related expenses.
Taxes other than income were $4 million higher in the first nine months of 1995 compared to the same period in 1994 primarily due to a benefit included in 1994 associated with reductions in state franchise taxes and higher production related taxes associated with new production offshore India in the first nine months of 1995 partially offset by decreases in state severance taxes due to lower taxable North America wellhead volumes and average prices in 1995.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


      The Company reduced its total per unit operating costs for lease and well expense, DD&A, general and administrative expense, interest expense, and taxes other than income by $.06 per Mcfe, averaging $1.25 per Mcfe during the first nine months of 1995 compared to $1.31 per Mcfe during the same period in 1994. This decrease is primarily attributable to the reduction in the average DD&A rate as noted above partially offset by increases in per unit lease and well, general and administrative expenses, and taxes other than income.

      Income tax provision increased $13 million for first nine months of 1995 as compared to the same period in 1994 primarily resulting from higher income before income taxes and lower benefits associated with tight gas sand federal income tax credits utilized in the first nine months of 1995 as compared to the same period in 1994 partially offset by a $12 million benefit associated with the successful resolution on audit of federal income taxes for certain prior years.

Capital Resources and Liquidity

     The Company's primary sources of cash during the nine months ended September 30, 1995 included funds generated from operations, proceeds from the sales of selected oil and gas reserves and related assets and commercial paper and uncommitted bank lines. Primary cash outflows included funds used in operations, exploration and development expenditures, dividends and repayment of debt.

      With the objective of enhancing the certainty of future revenue expectations, the Company has, as of October 23, 1995, entered into hedging related transactions for approximately 400 BBtu/d (approximately 381 MMcf/d) and 529 BBtu/d (approximately 504 MMcf/d) of its North America natural gas volumes for the last
three  months  of  1995  and  the  year  1996,  respectively.   A
significant portion of the 1995 and substantially all of the 1996 hedge related transactions involve NYMEX-based commodity price swap agreements totaling 260 BBtu/d at an average price of $1.98 per MMBtu and 447 BBtu/d at an average price of $2.00 per MMBtu
for   the   last  three  months  of  1995  and  the  year   1996,
respectively.   The remaining hedged transactions of  140  BBtu/d
and 82 BBtu/d for the last three months of 1995 and the year 1996, respectively, include notional and physical transactions
that   involve   fixed  price  sales  contracts  and   volumetric
production payment and exchange agreements. Included in the 1996 hedge transactions are commodity price swap agreements totaling 200 BBtu/d of notional volumes at a weighted average NYMEX-based
price   of  $1.97  per  MMBtu  which  include  one-time   options
exercisable by the counterparty on or before December 17, 1996 totaling 200 BBtu/d of notional volumes in 1997 and 1998 at the
same weighted average NYMEX-based price of $1.97 per MMBtu.   The
Company has also, as of October 16, 1995, hedged approximately 10,100 Bbl per day and 9,600 Bbl per day of its North America crude oil and condensate volumes using commodity price swap agreements at NYMEX-based West Texas Intermediate Crude Oil ("WTI") prices averaging $18.77 per Bbl and $18.90 per Bbl for the last three months of 1995 and the year 1996, respectively. Included in the 1995 and 1996 hedge transactions are commodity price swap agreements totaling up to 3,000 Bbl per day at WTI prices ranging between $18.70 and $18.80 per Bbl each of which includes a one-time option exercisable by the counterparty at various times up to and including December 31, 1996 and for various periods some of which extend through December 31, 2000 at the same respective NYMEX-based prices as are applicable in the individual agreements for the 1995 and 1996 periods. The Company continues to evaluate the potential for entering into and may enter into, additional hedging transactions related to certain of the remaining months in 1995, and in future years. In addition, the Company may close out any portion of the existing or yet to be entered into hedges as determined appropriate by management of the Company.

          PART I.  FINANCIAL INFORMATION - (Concluded)

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                     ENRON OIL & GAS COMPANY


      Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses and to include proceeds from sales of reserves and related assets. The Company generated discretionary cash flow of $387 million during the first nine months of 1995, a 3% decrease from the $401 million generated for the same period in 1994, primarily reflecting lower net operating revenues, higher cash expenses and a decrease in benefits associated with tight gas sand federal income tax credits.

      Net operating cash flows of $229 million for the first nine months of 1995 decreased approximately $72 million as compared to the same period in 1994 primarily reflecting the same factors addressed above with regard to discretionary cash flow and higher working capital requirements. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1995 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

      Exploration and development expenditures for the first nine months of 1995 and 1994 are as follows ($ Millions):
                                               1995    1994
          North America                      $  343  $  291
          International
           Trinidad                              32      52
           India                                 14       2
           Other                                 16       9
            Total                            $  405  $  354

      Higher exploration and development expenditures for the first nine months of 1995 reflect primarily the acquisitions of certain properties in the United States. Property acquisitions during the first nine months of 1995 were approximately $114 million as compared to $14 million for the first nine months of 1994. Property acquisitions were completed at an estimated cost per Mcfe of $.53 during 1995 while sales of reserves and related assets were completed at $2.45 per Mcfe sold based on the Company's estimate of reserves.

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

                   PART II.  OTHER INFORMATION
                     ENRON OIL & GAS COMPANY





ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended September 30, 1995.

                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ENRON OIL & GAS
COMPANY
                                                 (Registrant)



Date:   November 8, 1995                     By    /S/ W. C. WILSON
                                                        W. C. Wilson
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial Officer)




Date:  November 8, 1995                      By     /S/ BEN  B. BOYD
                                                        Ben B. Boyd
                                                 Vice President and Controller
                                                (Principal Accounting Officer)