Form 10-Q
period 1996-03-31
ENRON OIL & GAS CO
filed 1996-05-13
CIK 821189

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1996

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

                                   Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.


 Common Stock, $.01 Par Value           159,909,840 shares
            Class                        Number of Shares

                   ENRON OIL & GAS COMPANY

                      TABLE OF CONTENTS



                                                     Page
No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

        Consolidated Statements of Income -
            Three Months Ended March 31, 1996 and 1995           3

        Consolidated Balance Sheets - March 31, 1996
            and December 31, 1995                                4

        Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995           5

        Notes to Consolidated Financial Statements               6

     ITEM  2.   Management's  Discussion  and  Analysis   of
Financial Condition and Results of Operations                    9

PART II.    OTHER INFORMATION

   ITEM 4.  Results of Votes of Security Holders                13

   ITEM 6.  Exhibits and Reports on Form 8-K                    13

                 PART I.  FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS
                     ENRON OIL & GAS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands Except Per Share Amounts)
                           (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                        1996        1995
NET OPERATING REVENUES
 Natural Gas
    Associated Companies                             $  28,132    $69,597
       Trade                                            90,495     46,602
 Crude Oil, Condensate and Natural Gas Liquids
    Associated Companies                                12,626     15,596
       Trade                                            24,224     14,086
 Gains on Sales of Reserves and Related Assets           1,860      5,605
       Other                                             1,689      3,876
          Total                                        159,026    155,362

OPERATING EXPENSES
   Lease and Well                                       18,756     16,702
   Exploration                                          11,918     11,277
   Dry Hole                                              2,511      1,769
   Impairment of Unproved Oil and Gas Properties         4,863      7,079
   Depreciation,  Depletion  and  Amortization          63,321     53,118
   General and Administrative                           14,189     12,773
   Taxes Other Than Income                              11,471      9,815
          Total                                        127,029    112,533

OPERATING INCOME                                        31,997     42,829

OTHER EXPENSE, NET                                        (515)      (591)

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES         31,482     42,238

INTEREST EXPENSE
  Incurred
     Affiliate                                              586       389
     Other                                                4,931     4,061
  Capitalized                                            (1,373)   (1,712)
     Net Interest Expense                                 4,144     2,738

INCOME BEFORE INCOME TAXES                               27,338    39,500
INCOME TAX PROVISION                                      1,415     9,875

NET INCOME                                             $ 25,923  $ 29,625

EARNINGS PER SHARE OF COMMON STOCK                     $    .16  $    .19

AVERAGE NUMBER OF COMMON SHARES                         159,934   159,972






The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON OIL & GAS COMPANY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)


                                                              March 31,    December 31,
                                                                1996          1995
                                                            (Unaudited)

                             ASSETS

CURRENT ASSETS
 Cash  and Cash Equivalents                                     $    26,525   $    23,039
 Accounts Receivable
    Associated Companies                                             73,068        60,777
    Trade                                                           107,704       107,737
 Inventories                                                         13,676        11,697
 Other                                                                8,667        14,582
           Total                                                    229,640       217,832
OIL AND GAS PROPERTIES (Successful Efforts Method)                3,390,791     3,380,924
  Less:Accumulated Depreciation, Depletion and Amortization      (1,509,230)   (1,499,379)
         Net Oil and Gas Properties                               1,881,561     1,881,545
OTHER ASSETS                                                         44,928        47,881

TOTAL ASSETS                                                     $2,156,129    $2,147,258



              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable
        Associated Companies                                     $     8,640   $  12,902
        Trade                                                        106,881     120,756
    Accrued Taxes Payable                                             13,666      19,595
    Dividends    Payable                                               4,739       4,795
    Other                                                              8,715      11,249
           Total                                                     142,641     169,297
LONG-TERM DEBT
    Affiliate                                                         36,017     141,520
    Other                                                            282,350     147,559
OTHER LIABILITIES                                                     16,297      11,629
DEFERRED INCOME TAXES                                                300,671     308,141
DEFERRED REVENUE                                                     202,780     205,453
SHAREHOLDERS' EQUITY
  Common Stock, $.01 Par, 160,000,000 Shares Authorized and Issued   201,600     201,600
  Additional Paid In Capital                                         393,883     399,379
  Unearned   Compensation                                             (7,085)          -
  Cumulative Foreign Currency Translation Adjustment                 (10,357)    (10,747)
  Retained Earnings                                                  597,924     576,740
  Common Stock Held in Treasury, 23,160 shares at March 31, 1996
    and  150,045  shares  at  December  31,  1995                       (592)     (3,313)
         Total   Shareholders'   Equity                            1,175,373   1,163,659

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $2,156,129  $2,147,258

The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON OIL & GAS COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                     1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Reconciliation of Net Income to Net Operating Cash Inflows:
 Net  Income                                                    $   25,923      $ 29,625
 Items Not Requiring (Providing) Cash
   Depreciation, Depletion and Amortization                         63,321        53,118
   Impairment of Unproved Oil and Gas Properties                     4,863         7,079
   Deferred Income Taxes                                            (6,516)        4,801
   Other, Net                                                         (600)          322
 Exploration Expenses                                               11,918        11,277
 Dry Hole Expenses                                                   2,511         1,769
 Gains  on  Sales  of  Reserves  and  Related  Assets               (1,860)       (5,605)
 Other,  Net                                                        (2,763)         (364)
 Changes in Components of Working Capital and Other Liabilities
   Accounts Receivable                                               4,742        15,975
   Inventories                                                      (1,979)         (323)
   Accounts Payable                                                (18,137)      (20,706)
   Accrued   Taxes   Payable                                        (5,929)         (557)
   Other    Liabilities                                              5,104         5,108
   Other,    Net                                                     1,649        (1,982)
   Amortization   of   Deferred  Revenue                           (10,807)      (10,687)
 Changes in Components of Working Capital Associated
    with   Investing   and  Financing  Activities                   15,833        (2,973)
NET OPERATING CASH INFLOWS                                          87,273        85,877
INVESTING CASH FLOWS
   Additions  to  Oil  and  Gas  Properties                        (70,261)      (93,912)
   Exploration    Expenses                                         (11,918)      (11,277)
   Dry   Hole   Expenses                                            (2,511)       (1,769)
   Proceeds from Sales of Reserves and Related Assets (Note 5)       4,868        26,504
 Changes in Components of Working Capital Associated
     with   Investing   Activities                                 (15,595)        7,197
   Other,    Net                                                    (3,240)         (502)
NET    INVESTING   CASH   OUTFLOWS                                 (98,657)      (73,759)
FINANCING CASH FLOWS
   Long-Term Debt
        Affiliate                                                 (105,503)            -
        Other                                                      135,266         8,300
   Dividends    Paid                                                (4,795)       (4,800)
   Common Stock Repurchases                                        (17,044)       (3,726)
   Proceeds   from  Sales  of  Treasury  Stock                       7,184         1,827
 Changes in Components of Working Capital Associated
      with   Financing   Activities                                   (238)       (4,224)
NET   FINANCING   CASH   INFLOWS   (OUTFLOWS)                       14,870        (2,623)
INCREASE   IN   CASH   AND  CASH  EQUIVALENTS                        3,486         9,495
CASH   AND  CASH  EQUIVALENTS  AT  BEGINNING  OF  PERIOD            23,039         5,810
CASH  AND  CASH EQUIVALENTS AT END OF PERIOD                    $   26,525     $  15,305



The accompanying notes are an integral part of these consolidated financial statements.

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Enron Oil & Gas Company and subsidiaries (the "Company") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

2.  Cash  and  Cash Equivalents at March 31, 1996 includes  $13.9 million of funds deposited with an Enron Corp. affiliated company under a revolving credit agreement.

3. Income tax provision for the three-month periods ended March 31, 1996 and 1995 includes tax benefits of $1.3 million and $5.1 million, respectively, related to tight gas sand federal income tax credit utilization. Income tax provision for the three-month period ended March 31, 1996 also includes an $8.5 million tax benefit primarily associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.

4.  Natural Gas and Crude Oil, Condensate and Natural Gas Liquids
Net Operating Revenues

    Natural Gas Net Operating Revenues are comprised of the following (in millions):
                                              Three Months Ended
                                                    March 31,
                                              1996         1995
Wellhead Natural Gas Revenues
   Associated Companies (1)(2)               $ 56.8      $ 44.6
   Trade                                       68.6        35.1
           Total                             $125.4      $ 79.7
Other Natural Gas Marketing Activities
   Gross Revenues from:
     Associated Companies                    $ 18.9      $ 27.3
     Trade (3)                                 39.5        27.6
           Total                               58.4        54.9
   Associated Cost from:
     Associated Companies (1)(5)               33.0        27.9(4)
     Trade                                     17.6        16.4
           Total                               50.6        44.3
           Net                                  7.8        10.6
   Commodity Price Swap Gain(Loss)
     Trading (6)                               (1.2)       11.3
     Non-Trading (7)                          (13.4)       14.6
        Total                                 (14.6)       25.9
           Total                             $ (6.8)     $ 36.5

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Crude Oil, Condensate and Natural Gas Liquids, Net Operating
Revenues are comprised of the following (in millions):

                                                     Three Months Ended
                                                           March 31,
                                                     1996         1995
Wellhead Crude Oil, Condensate and
  Natural Gas Liquid Revenues
   Associated Companies                            $ 13.6       $ 15.2
   Trade                                             24.2         14.1
           Total                                   $ 37.8       $ 29.3

Other Crude Oil and Condensate Marketing
  Activities
   Commodity Price Hedging Gain(Loss) (7)          $ (1.0)      $  0.4

(1)   Wellhead  Natural  Gas Revenues include $32.8  million  and
      $18.9 million for the three-month periods ended March 31, 1996 and 1995, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
(2) Includes $4.0 million and $3.8 million for the three-month periods ended March 31, 1996 and 1995, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.
(3) Includes $10.8 million and $10.7 million for the three-month periods ended March 31, 1996 and 1995 associated with the amortization of deferred revenues under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4)   Includes the effect of a price swap agreement with a  third
      party  which   in effect fixed the price of certain  purchases
      through February 1995.
(5) Includes $8.2 million and $6.7 million for the three-month periods ended March 31, 1996 and 1995, respectively, for volumes delivered under the terms of volumetric production payment and exchange agreements effective October 1, 1992, as amended,
      including    equivalent   wellhead   value,   any   applicable
      transportation costs and location differentials.
(6) The three-month period ended March 31, 1996 includes a $1.2 million loss associated with certain call option transactions. The comparable period in 1995 includes an $11.3 million gain
      associated   with   certain  NYMEX-related  commodity   market
      transactions designated for trading purposes. Subsequent to March 31, 1996, the Company restructured an option covering notional volumes of 73 trillion British thermal units ("Tbtu") for each of the years 1997 and 1998 into four options each exercisable, in total, at one time by the counterparty on or before December 3117, 1996, 1997, 1998 and 1999, respectively, to purchase natural gas at an average fixed price of $1.98, $1.98, $1.93 and $1.93 per million British thermal unit for the years 1997, 1998, 1999 and 2000, respectively. The options each cover notional volumes of 37 Tbtu for each of the years.
(7) Represents gain or loss associated with commodity price swap transactions primarily with Enron Corp. affiliated companies based on NYMEX-related commodity prices in effect on dates of execution, less customary transaction fees. These transactions were originally entered into as price hedges for a portion of wellhead sales.

           ITEM 1.  FINANCIAL STATEMENTS - (Concluded)
                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. Gains on sales of certain oil and gas reserves and related assets in the amount of $1.9 million and $5.6 million for the three-month periods ended March 31, 1996 and 1995, respectively, are required by current accounting guidelines to be removed from net income in connection with determining net operating cash inflows while the related proceeds are classified as investing cash flows. The Company believes the proceeds from the sales of reserves and related assets should be considered in analyzing the elements of operating cash flows. The current federal income tax impact of these sales transactions was calculated by the Company to be $0.6 million and $6.0 million for the three-month periods ended March 31, 1996 and 1995, respectively, which entered into the overall calculation of current federal income tax. The Company believes that this current federal income tax impact should also be considered in analyzing the elements of the cash flow statement.

6. In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which resulted in a non-cash impairment charge which was immaterial to and is included in depreciation, depletion and amortization.

7. In January 1996, 301,500 shares of common stock of the Company were granted to certain officers and key employees of the Company under the Enron Oil & Gas Company 1992 Stock Plan, as amended, and the Amended and Restated Enron Oil & Gas Company 1994 Stock Plan. Such shares are restricted and vest, subject to continued employment and certain net income performance goals, on the anniversary date of grant which could begin as early as 1998, but in any event no later than January 2003. The fair value of the shares at date of grant has been recorded in shareholders' equity as unearned compensation.

8. As reported in the Company's Annual Form 10-K for the year ended December 31, 1995, the Company has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a materially adverse effect on the financial condition or results of operations of the Company.

9. In April 1996, the Company sold certain oil and gas reserves and related assets for approximately $51 million with a resulting pretax gain of approximately $13 million.

10. On May 7, 1996, the shareholders of the Company approved a resolution submitted by the Board of Directors to amend the Restated Certificate of Incorporation of the Company to increase the total number of authorized shares of the common stock of the Company from 160 million to 320 million shares.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ENRON OIL & GAS COMPANY

The following review of operations for the three-month periods ended March 31, 1996 and 1995 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

Results of Operations

Three Months Ended March 31, 1996
vs. Three Months Ended March 31, 1995

      In the first quarter of 1996, Enron Oil & Gas Company (the "Company") realized net income of $25.9 million compared to net income of $29.6 million for the first quarter of 1995. Net operating revenues for the first quarter of 1996 were $159.0 million as compared to $155.4 million for the first quarter of 1995.

     Wellhead volume and price statistics are as follows:
                                                       1996     1995
     Natural Gas Volumes (MMcf/d)(1)
          North America (2)                             715      621
          Trinidad                                      133       95
            Total                                       848      716
     Average Natural Gas Prices ($/Mcf)(3)
          North America (4)                           $1.74   $ 1.28
          Trinidad                                     1.00     0.96
            Composite                                  1.62     1.24
     Crude Oil/Condensate Volumes (MBbl/d)(1)
          North America                                11.3     11.7
          Trinidad                                      7.1      3.6
          India                                         3.0      2.8
            Total                                      21.4     18.1
     Average Crude Oil/Condensate Prices ($/Bbl)(3)
          North America                              $18.41   $16.62
          Trinidad                                    17.96    15.48
          India                                       17.36    16.65
            Composite                                 18.11    16.40

       (1)   Million  cubic feet per day or thousand barrels  per
             day, as applicable.
       (2)   Includes 48 MMcf per day for the three-month periods
             ended  March  31, 1996 and      1995 delivered  under  the
             terms   of  volumetric  production  payment  and  exchange
             agreements effective October 1, 1992, as amended.
       (3)   Dollars  per thousand cubic feet or per  barrel,  as
             applicable.
       (4)   Includes  an  average equivalent wellhead  value  of
             $.91/Mcf  and  $.87/Mcf for the       three-month  periods
             ended  March  31,  1996  and 1995, respectively,  for  the
             volumes    described  in note (2), net  of  transportation
             costs.

      First quarter 1996 average wellhead natural gas prices were up approximately 31% from the comparable period in 1995 increasing net operating revenues by approximately $30 million. An increase of 18% in wellhead natural gas volumes from the first quarter of 1995 increased net operating revenues by approximately $16 million. The first quarter 1996 North America increase in wellhead natural gas volumes was primarily the result of acquisitions net of dispositions made during 1995 and eliminating voluntary curtailments in the first quarter of 1996 due to the significant increases realized in average wellhead natural gas prices over the prices realized during the comparable period in 1995. Offshore Trinidad natural gas volumes were 40% higher primarily as a result of increased daily takes under the existing contract. First quarter 1996 wellhead crude oil and condensate average prices were up 10% increasing net operating revenues approximately $3 million from the first quarter of 1995. Wellhead crude oil and condensate volumes increased 18% adding approximately $5 million to net operating revenues compared to the first quarter of 1995. This increase reflects the impact on condensate volumes of the higher natural gas takes in Trinidad noted above and successful well completions in the latter half of 1995.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



       Other marketing activities associated with sales and purchases of natural gas, NYMEX-related natural gas and crude oil price swap transactions and margins related to the volumetric production payment reduced net operating revenue by $8 million during the first quarter of 1996, a decrease of approximately $45 million from the comparable period in 1995. During December 1995 and the first quarter of 1996, the Company closed all 1996 natural gas price swap transactions originally entered into as hedges to facilitate participation in anticipated wellhead natural gas price upside. Included in the first quarter of 1996 is a $21 million reduction related to the closing of first quarter 1996 natural gas price swap transactions. This reduction is partially offset by the recognition of an $8 million gain in the first quarter of 1996 related to natural gas price swap agreements with an Enron Corp. affiliated company received in 1995 in exchange for certain fuel supply and purchase contracts and related price swap agreements associated with a cogeneration facility in 1995. This $13 million net loss compares to a $15 million gain on similar transactions in the first quarter of 1995. In the first quarter of 1996, the Company also incurred a $1 million loss related to call option transactions compared to an $11 million gain in the first quarter of 1995 related to certain natural gas price swap transactions with an Enron Corp. affiliated company designated for trading purposes and with an Enron Corp. affiliated company. Deferred gains of approximately $17 million related to the closing of the remainder of the 1996 NYMEX-related natural gas price swap transactions will be recognized during the remainder of the year partially offsetting the $21 million reduction in the first quarter noted above.

      Gains  on sales of oil and gas reserves and related  assets during  the  first  quarter  of 1996 decreased  approximately  $4 million when compared to the corresponding period in 1995.

     In April 1996, the Company sold certain reserves and related assets for approximately $51 million with a resulting pretax gain of approximately $13 million.

      During the first quarter of 1996, operating expenses were approximately $14 million higher than in the first quarter of 1995. Lease and well expenses increased approximately $2 million primarily due to continually expanding operations. Depreciation, depletion and amortization ("DD&A") expense increased approximately $10 million to $63 million primarily reflecting an increase in production volumes. The average DD&A rate in both the first quarter of both 1996 and 1995 was $.70 per thousand cubic feet equivalent ("Mcfe").

      The per unit operating costs of the Company for lease and well, DD&A, general and administrative and interest expense, and taxes other than income averaged $1.24 per Mcfe during the first quarter of 1996 compared to $1.26 per Mcfe during the first quarter of 1995. The reduction primarily reflects a decrease in per unit lease and well expense.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY


      Income tax provision decreased approximately $8 million for the first quarter of 1996 as compared to the same period in 1995 primarily resulting from tax benefits associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.

       Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate method.

Capital Resources and Liquidity

     The Company's primary sources of cash during the first three months ended March 31, 1996 included funds generated from operations and the issuance of new debt. Primary cash outflows included funds used in operations, exploration and development expenditures, repayment of debt, common stock repurchases, and dividends paid to the Company shareholders.

      Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses and to include proceeds from sales of reserves and related assets. The Company generated discretionary cash flow of $102 million during the first quarter of 1996, a 21% decrease from the $129 million generated for the comparable period in 1995, primarily reflecting lower proceeds from the sales of selected reserves and related assets during the first quarter of 1996. As noted earlier, in April 1996 the Company closed the sale of certain reserves and related assets generating proceeds of approximately $51 million. (See "Results of Operations").

       Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1996 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

      Exploration  and  development expenditures  for  the  first quarter of 1996 and 1995 are as follows (in millions):
                                               1996    1995
          North America                      $   71 $   95
          Outside North America
           Trinidad                               -     22
           India                                  9      5
           Other                                  5      4
            Total                            $   85 $  126

      Exploration and development expenditures for the first quarter of 1996 were lower than expenditures in the first quarter of 1995 primarily due to a large developmental drilling program in Trinidad completed in 1995 and a $19 million acquisition in North America in 1995 with no significant acquisitions completed in 1996.

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


Information Regarding Forward Looking Statements

    This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such assumptions will materialize. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, political developments affecting areas where operations of the Company exist and conditions in the capital markets and equity markets during the periods covered by the forward looking statements.

                   PART II.  OTHER INFORMATION
                     ENRON OIL & GAS COMPANY



ITEM 4.   Submission of Matters to a Vote of Security Holders

      The Annual Meeting of ShareholdersStockholders of Enron Oil & Gas Company was held on May 7, 1996, in Houston, Texas, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposal described below. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     (a) Each of the directors nominated by the Board and listed in the proxy statement was elected with the votes as follows:

                              Shares          Shares
          Nominee              For           Withheld

       Fred C. Ackman       147,321,430      292,137
       Forrest E. Hoglund   146,808,043      805,524
       Richard D. Kinder    146,799,142      814,425
       Kenneth L. Lay       146,798,781      814,786
       Edward Randall, III  147,321,230      292,337

      (b) The appointment of Arthur Andersen LLP, independent public accountants, as auditors for the year ending December 31, 1996 was approved by the following vote: 147,552,484 shares for;
36,541 shares against; and 24,542 shares abstaining.

       (c)    An   amendment  of  the  Restated  Certificate   of
Incorporation of the Company to increase the total number of authorized shares of common stock of the Company from 160 million to 320 million shares was approved by the following vote:
144,228,317  shares  for; 2,903,502 shares against;  and  481,748 shares abstaining.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended March 31, 1996.

                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ENRON OIL & GAS COMPANY
                                                 (Registrant)



Date:  May 10, 1996                            By   /S/ W.  C. WILSON
                                                       W. C.Wilson
                                                Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)




Date:  May 10, 1996                           By      /S/ BEN  B. BOYD
                                                         Ben  B. Boyd
                                                Vice President and Controller
                                                (Principal Accounting Officer)