Form 10-Q
period 1996-06-30
ENRON OIL & GAS CO
filed 1996-08-12
CIK 821189

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1996

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

                                   Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.


Common Stock, $.01 Par Value             159,849,840 shares
           Class                           Number of Shares

                   ENRON OIL & GAS COMPANY

                      TABLE OF CONTENTS



                                                                 Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

           Consolidated Statements of Income -
             Three Months Ended June 30, 1996 and 1995 and
             Six  Months  Ended  June  30,  1996  and  1995           3

           Consolidated Balance Sheets - June 30, 1996 and
             December 31, 1995                                        4

           Consolidated Statements of Cash Flows -
              Six  Months  Ended  June  30,  1996  and  1995          5

           Notes   to  Consolidated  Financial  Statements            6

      ITEM 2.   Management's Discussion and Analysis of
                Financial
                Condition   and   Results   of   Operations           9

PART II.  OTHER INFORMATION

       ITEM   6.      Exhibits  and  Reports  on  Form   8-K         15

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                          ENRON OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)


                                                    Three Months Ended       Six  Months Ended
                                                        June  30,                June 30,
                                                     1996        1995        1996        1995

NET OPERATING REVENUES
  Natural Gas
   Associated Companies                            $ 54,507    $ 52,473    $ 82,639   $122,070
   Trade                                             89,556      48,458     180,051     95,060
  Crude Oil, Condensate and Natural Gas Liquids
   Associated Companies                               8,627      14,415      21,253     30,011
   Trade                                             25,459      13,970      49,683     28,056
  Gains on Sales of Reserves and Related Assets      17,661      53,673      19,521     59,278
  Other                                               1,303         985       2,992      4,861
             Total                                  197,113     183,974     356,139    339,336

OPERATING EXPENSES
  Lease and Well                                     19,974      16,907      38,730     33,609
  Exploration                                        11,489      10,677      23,407     21,954
  Dry Hole                                            2,579       5,136       5,090      6,905
  Impairment  of  Unproved  Oil  and Gas Properties   4,980       7,037       9,843     14,116
  Depreciation, Depletion and Amortization           58,965      48,585     122,286    101,703
  General and Administrative                         14,298      14,410      28,487     27,183
  Taxes Other Than Income                            11,185       7,848      22,656     17,663
             Total                                  123,470     110,600     250,499    223,133

OPERATING INCOME                                     73,643      73,374     105,640    116,203

OTHER EXPENSE, NET                                       (8)        481        (523)      (110)

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES      73,635      73,855     105,117    116,093

INTEREST EXPENSE
 Incurred
   Affiliate                                            554          99       1,140        488
   Other                                              4,123       4,107       9,054      8,168
 Capitalized                                         (1,374)     (1,682)     (2,747)    (3,394)
   Net Interest Expense                               3,303       2,524       7,447      5,262

INCOME BEFORE INCOME TAXES                           70,332      71,331      97,670    110,831
INCOME TAX PROVISION                                 22,750      23,193      24,165     33,068

NET INCOME                                         $ 47,582    $ 48,138    $ 73,505   $ 77,763

EARNINGS PER SHARE OF COMMON STOCK                 $    .30    $    .30    $    .46   $    .49

AVERAGE NUMBER OF COMMON SHARES                     159,910     159,965     159,922    159,968




The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)


                                                                    June 30,    December 31,
                                                                      1996        1995
                                                                   (Unaudited)

                                  ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                        $  38,062   $   23,039
   Accounts Receivable
     Associated Companies                                              65,172       60,777
     Trade                                                            128,412      107,737
   Inventories                                                         15,760       11,697
   Other                                                               20,158       14,582
             Total                                                    267,564      217,832
OIL AND GAS PROPERTIES (Successful Efforts Method)                  3,429,437    3,380,924
  Less: Accumulated Depreciation, Depletion and Amortization       (1,547,671)  (1,499,379)
             Net Oil and Gas Properties                             1,881,766    1,881,545
OTHER ASSETS                                                           40,738       47,881

TOTAL ASSETS                                                       $2,190,068   $2,147,258



                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable
     Associated Companies                                          $   13,657   $   12,902
     Trade                                                            135,535      120,756
   Accrued Taxes Payable                                               16,058       19,595
   Dividends Payable                                                    4,806        4,795
   Other                                                               11,095       11,249
             Total                                                    181,151      169,297
LONG-TERM DEBT
   Affiliate                                                           28,000      141,520
   Other                                                              260,563      147,559
OTHER LIABILITIES                                                      14,533       11,629
DEFERRED INCOME TAXES                                                 312,001      308,141
DEFERRED REVENUE                                                      179,594      205,453
SHAREHOLDERS' EQUITY
   Common Stock, $.01 Par, 320,000,000 Shares Authorized and
     160,000,000 Shares Issued                                        201,600      201,600
   Additional Paid In Capital                                         391,777      399,379
   Unearned Compensation                                               (6,628)           -
    Cumulative  Foreign Currency Translation Adjustment               (10,712)     (10,747)
   Retained Earnings                                                  640,649      576,740
   Common Stock Held in Treasury, 90,160 shares at June 30, 1996
     and 150,045 shares at December 31, 1995                           (2,460)      (3,313)
             Total Shareholders' Equity                             1,214,226    1,163,659

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $2,190,068   $2,147,258


The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)



                                                                 Six Months Ended
                                                                     June 30,
                                                                  1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of Net Income to Net Operating Cash Inflows:
   Net Income                                                  $  73,505  $ 77,763
   Items Not Requiring (Providing) Cash
    Depreciation, Depletion and Amortization                     122,286   101,703
    Impairment of Unproved Oil and Gas Properties                  9,843    14,116
    Deferred Income Taxes                                          4,814    25,832
    Other, Net                                                       761     2,156
   Exploration Expenses                                           23,407    21,954
   Dry Hole Expenses                                               5,090     6,905
   Gains on Sales of Reserves and Related Assets                 (19,521)  (59,278)
   Other, Net                                                     (2,693)     (142)
   Changes in Components of Working Capital and Other Liabilities
     Accounts Receivable                                         (16,165)    2,675
     Inventories                                                  (4,063)      315
     Accounts Payable                                             15,534   (30,079)
     Accrued Taxes Payable                                        (3,537)    2,356
     Other Liabilities                                             3,809       759
     Other, Net                                                   (3,016)   (2,139)
   Amortization of Deferred Revenue                              (21,613)  (21,494)
   Changes in Components of Working Capital Associated with
     Investing Activities                                         (4,093)    4,665
NET OPERATING CASH INFLOWS                                       184,348   148,067
INVESTING CASH FLOWS
   Additions to Oil and Gas Properties                          (177,425) (206,039)
   Exploration Expenses                                          (23,407)  (21,954)
   Dry Hole Expenses                                              (5,090)   (6,905)
   Proceeds from Sales of Reserves and Related Assets (Note  5)   60,688    97,749
   Changes in Components of Working Capital Associated with
     Investing Activities                                          4,093       661
   Other, Net                                                     (5,245)   (2,781)
NET INVESTING CASH OUTFLOWS                                     (146,386) (139,269)
FINANCING CASH FLOWS
   Long-Term Debt
      Affiliate                                                 (113,520)  (25,000)
      Other                                                      114,000    49,300
   Dividends Paid                                                 (9,585)   (9,599)
   Treasury Stock Purchased                                      (24,486)   (6,765)
   Proceeds from Sales of Treasury Stock                          10,652     3,213
   Changes in Components of Working Capital Associated with
     Financing Activities                                              -    (5,326)
NET FINANCING CASH INFLOWS(OUTFLOWS)                             (22,939)    5,823
INCREASE IN CASH AND CASH EQUIVALENTS                             15,023    14,621
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  23,039     5,810
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   38,062 $  20,431


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

2. Cash and Cash Equivalents at June 30, 1996 includes $24.1 million of funds deposited with Enron Corp. and an affiliated company under revolving credit agreements. No such funds funds were deposited under these agreements at December 31, 1995.

3. Income tax provision for the three-month and six-month periods ended June 30, 1996 and 1995 includes tax benefits of $4.9 million, $7.7 million, $6.2 million and $12.8 million, respectively, related to tight gas sand federal income tax credit utilization. Income tax provision for the six-month period ended June 30, 1996 also includes an $8.5 million tax benefit primarily associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.

4.  Natural Gas and Crude Oil, Condensate and Natural Gas Liquids
Net Operating Revenues

    Natural Gas Net Operating Revenues are comprised of the following (in millions):
                                  Three Months Ended  Six Months Ended
                                        June 30,          June 30,
                                      1996     1995    1996     1995
Wellhead Natural Gas Revenues
   Associated Companies (1)(2)      $ 49.1   $ 39.3  $106.0    $83.8
   Trade                              73.0     38.3   141.6     73.5
           Total                    $122.1   $ 77.6  $247.6   $157.3
Other Natural Gas Marketing Activities
   Gross Revenues from:
     Associated Companies           $ 17.2   $ 16.3  $ 36.1   $ 43.7
     Trade (3)                        33.1     23.8    72.6     51.3
           Total                      50.3     40.1  $108.7     95.0
   Associated Cost from:
     Associated Companies (1)(4)      25.6     19.2    58.6     47.1
     Trade                            16.6     13.8    34.2     30.2
           Total                      42.2     33.0    92.8     77.3
           Net                         8.1      7.1    15.9     17.7
   Commodity Price Swap Gain(Loss)
     Trading (5)                         -        -   (1.2)     11.3
     Non-Trading (6)                  13.8    16.2      .4      30.8
        Total                         13.8    16.2     (.8)     42.1
           Total                    $ 21.9  $ 23.3  $ 15.1    $ 59.8

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Crude Oil, Condensate and Natural Gas Liquids Net Operating
Revenues are comprised of the following (in millions):

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                        1996       1995     1996       1995
Wellhead Crude Oil, Condensate and
  Natural Gas Liquid Revenues
   Associated Companies                $ 11.5    $ 15.0    $ 25.1     $ 30.2
   Trade                                 25.5      14.0      49.7       28.1
           Total                       $ 37.0    $ 29.0    $ 74.8     $ 58.3

Other Crude Oil and Condensate Marketing
  Activities
   Commodity Price Hedging Loss(6)     $ (2.9)   $  (.6)   $ (3.9)    $  (.2)

(1) Wellhead Natural Gas Revenues include $24.7 million, $19.0 million, $57.5 million and $38.0 million for the three-month and six-month periods ended June 30, 1996 and 1995, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
(2) Includes $3.4 million, $3.5 million, $7.3 million and $7.2 million for the three-month and six-month periods ended June 30, 1996 and 1995, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.
(3) Includes $10.8 million, $10.8 million, $21.6 million and $21.5 million for the three-month and six-month periods ended June 30, 1996 and 1995 associated with the amortization of deferred revenues under the terms of a volumetric production payment and exchange agreements effective October 1, 1992, as amended.
(4) Includes $7.8 million, $6.8 million, $16.1 million and $13.5 million for the three-month and six-month periods ended June 30, 1996 and 1995, respectively, for volumes delivered under the terms of a volumetric production payment and exchange agreements effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and location differentials.
(5) The six-month period ended June 30, 1996 includes a $1.2 million loss associated with certain call option transactions. The comparable period in 1995 includes an $11.3 million gain associated with certain NYMEX-related commodity market transactions designated for trading purposes. In the first half of 1996, the Company restructured an option covering notional volumes of 73 trillion British thermal units ("TBtu") for each of the years 1997 and 1998 into four options each exercisable, in total, at one time by the counterparty before December 31, 1996, 1997, 1998 and 1999, respectively, to purchase natural gas at an average fixed price of $1.98, $1.98, $1.93 and $1.93 per million British thermal units ("Btu") for the years 1997, 1998, 1999 and 2000, respectively. The options each cover notional volumes of 37 TBtu for each of the years. During 1996, the Company entered into contracts to purchase 37 TBtu and 18 TBtu of natural gas at an average fixed price of $2.01 and $2.05 per British thermal unit for 1997 and 1998, respectively.
(6) Represents gain or loss associated with commodity price swap transactions primarily with Enron Corp. affiliated companies based on NYMEX-related commodity prices in effect on dates of execution, less customary transaction fees. These transactions were originally entered into as price hedges for a portion of wellhead sales.

           ITEM 1.  FINANCIAL STATEMENTS - (Concluded)
                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Gains on sales of certain oil and gas reserves and related assets in the amount of $19.5 million and $59.3 million for the six-month periods ended June 30, 1996 and 1995, respectively, are required by current accounting guidelines to be removed from net income in connection with determining net operating cash inflows while the related proceeds are classified as investing cash flows. The Company believes the proceeds from the sales of reserves and related assets should be considered in analyzing the elements of operating cash flows.

6. In June 1996, the Company cancelled an existing revolving credit agreement and replaced it with a new revolving credit agreement entered into with a group of banks (the "Credit Agreement"). The Credit Agreement provides for aggregate borrowings of up to $200 million, with provisions for increases, at the option of the Company, but subject to lender approval, up to $600 million. The facility matures on June 28, 2001. Advances under the Credit Agreement bear interest, at the option of the Company, based on a base rate, an adjusted CD rate or a Eurodollar rate. There were no advances outstanding under the Credit Agreement at June 30, 1996.

7. In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which resulted in a non-cash impairment charge which was immaterial to and is included in depreciation, depletion and amortization.

8. In January 1996, 301,500 shares of common stock of the Company were granted to certain officers and key employees of the Company under the Enron Oil & Gas Company 1992 Stock Plan, as amended, and the Amended and Restated Enron Oil & Gas Company 1994 Stock Plan. Such shares are restricted and vest, subject to continued employment and certain net income performance goals, on the anniversary date of grant which could begin as early as 1998, but in any event no later than January 2002. The fair value of the shares at the date of grant has been recorded in shareholders' equity as unearned compensation and is being amortized as compensation expense.

9. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a materially adverse effect on the financial condition or results of operations of the Company.

10. On May 7, 1996, the shareholders of the Company approved a resolution submitted by the Board of Directors to amend the Restated Certificate of Incorporation of the Company to increase the total number of authorized shares of the common stock of the Company from 160 million to 320 million shares.

11. On August 9, 1996, the Company filed a registration statement for the offer and sale of up to $150 million in debt securities and/or common stock. When combined with a previously filed registration statement for debt securities in the amount of $250 million, the Company will have the ability from time to time to issue up to $400 million in any combination of debt securities and common stock.During August 1996, the Company replaced an existing registration statement filed with the Securities and Exchange Commission providing for the issuance of up to $250 million of debt securities to the public with a registration statement providing for the issuance of debt securities and common stock of up to $400 million.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ENRON OIL & GAS COMPANY



The following review of operations for the three-month and six-month periods ended June 30, 1996 and 1995 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

Results of Operations

Three Months Ended June 30, 1996
vs. Three Months Ended June 30, 1995

      In the second quarter of 1996, Enron Oil & Gas Company (the "Company") realized net income of $47.6 million compared to net income of $48.1 million for the second quarter of 1995. Net operating revenues for the second quarter of 1996 were $197.1 million as compared to $184.0 million for the second quarter of 1995.

     Wellhead volume and price statistics are as follows:
                                                         1996   1995
     Natural Gas Volumes (MMcf/d)(1)
          North America (2)                              700    548
          Trinidad                                       140    122
            Total                                        840    670
     Average Natural Gas Prices ($/Mcf)(3)
          North America (4)                           $ 1.72 $ 1.34
          Trinidad                                      1.00   0.97
            Composite                                   1.60   1.27
     Crude Oil/Condensate Volumes (MBbl/d)(1)
          North America                                 11.0   10.9
          Trinidad                                       5.4    4.8
          India                                          2.7    1.7
            Total                                       19.1   17.4
     Average Crude Oil/Condensate Prices ($/Bbl)(3)
          North America                               $20.62 $17.93
          Trinidad                                     19.61  17.14
          India                                        20.56  18.13
            Composite                                  20.33  17.73

       (1) Million cubic feet per day or thousand barrels per day, as applicable.
       (2) Includes 48 MMcf per day for the three-month periods ended June 30, 1996 and 1995 delivered under the terms of a volumetric production payment agreement and exchange agreements effective October 1, 1992, as amended.
       (3) Dollars per thousand cubic feet or per barrel, as applicable.
       (4) Includes an average equivalent wellhead value of $.76/Mcf and $.79/Mcf for the three-month periods ended June 30, 1996 and 1995, respectively, for the volumes described in note (2), net of transportation costs.

     Second quarter 1996 average wellhead natural gas prices were
up approximately  26%  from  the  comparable  period  in   1995
increasing net operating revenues by approximately $25 million. The 25% increase in wellhead natural gas volumes from the second quarter of 1995 added $20 million to net operating revenues. The North America increase in North America wellhead natural gas volumes was primarily the result of eliminating voluntary curtailments in the second quarter of 1996 due to the significant increases realized in average wellhead natural gas prices over the prices realized during the comparable period in 1995 in all areas other than the Rocky Mountains. Second quarter 1996 wellhead crude oil and condensate average prices were up 15% increasing net operating revenues approximately $5 million from the second quarter of 1995. Wellhead crude oil and condensate volumes increased 10% adding approximately $3 million to net operating revenues compared to the second quarter of 1995.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



       Other marketing activities associated with sales and purchases of natural gas, NYMEX-related natural gas and crude oil price swap transactions and margins related to the volumetric production payment increased net operating revenue by $19 million during the second quarter of 1996, a decrease of approximately $4 million from the comparable period in 1995. This reduction is primarily attributable to a $3 million loss on NYMEX-related crude oil price swap transactions in the second quarter of 1996.

      During the second quarter of 1996, operating expenses were approximately $13 million higher than in the second quarter of 1995. Lease and well expenses increased approximately $3 million primarily due to continually expanding operations and increases in production activity. Dry hole expenses decreased approximately $3 million primarily due to decreased exploratory drilling activities outside North America and higher success rates outside North America. Lease impairments of $5 million in the second quarter of 1996 were $2 million lower than the comparable period in 1995 primarily due to lower impairments in 1996 of unproved properties with individually significant acquisition costs. Depreciation, depletion and amortization ("DD&A") expense increased approximately $10 million to $59 million primarily reflecting an increase in production volumes. The average DD&A rate in the second quarter of 1996 was $.67 per thousand cubic feet equivalent ("Mcfe") compared to $.69 per Mcfe in the second quarter of 1995. Second quarter 1996 taxes other than income increased approximately $3 million over the comparable period in 1995 primarily reflecting lower applicable tax credits in Trinidad and higher taxable United States revenue resulting from higher wellhead volumes and average prices.

      The per unit operating costs of the Company for lease and well, DD&A, general and administrative, interest expense, and taxes other than income averaged $1.22 per Mcfe during the second quarter of 1996 compared to $1.27 per Mcfe during the second quarter of 1995. The reduction primarily reflects lower per unit lease and well, DD&A and general and administrative expenses partially offset by higher per unit taxes other than income. Totalwhich per unit operating costs were beneficially impacted by the higher daily rate of production during the second quarter of 1996.

       Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY




Six Months Ended June 30, 1996
vs. Six Months Ended June 30, 1995

      In the first half of 1996, the Company realized net income of $73.5 million compared to net income of $77.8 million for the comparable period in 1995. Net operating revenues for the first half of 1996 were $356.1 million as compared to $339.3 million for the comparable period a year ago.

     Wellhead volume and price statistics are as follows:
                                                       1996   1995
     Natural Gas Volumes (MMcf/d)
          North America (1)                              708    584
          Trinidad                                       136    109
            Total                                        844    693
     Average Natural Gas Prices ($/Mcf)
          North America (2)                           $ 1.73 $ 1.31
          Trinidad                                      1.00   0.97
            Total Composite                             1.61   1.25
     Crude Oil/Condensate Volumes (MBbl/d)
          North America                                 11.1   11.3
          Trinidad                                       6.2    4.2
          India                                          2.9    2.2
            Total                                       20.2   17.7
     Average Crude Oil/Condensate Prices ($/Bbl)
          North America                               $19.50 $17.25
          Trinidad                                     18.67  16.44
          India                                        18.88  17.20
            Total Composite                            19.16  17.06

       (1) Includes 48 MMcf per day for the six-month periods ended June 30, 1996 and 1995 delivered under the terms of a volumetric production payment agreementand exchange agreements effective October 1, 1992, as amended.
       (2) Includes an average equivalent wellhead value of $.84/Mcf and $.83/Mcf for the six-month periods ended June 30, 1996 and 1995, respectively, for the volumes described in note (1), net of transportation costs.

     Average wellhead natural gas prices for the first six months of 1996 were up approximately 29% from the comparable period in 1995 increasing net operating revenues by approximately $55 million. A 22% increase in wellhead natural gas volumes from the first half of 1995 added net operating revenues of approximately $35 million. The increase in North America wellhead natural gas volumes was primarily the result of no voluntary curtailments during 1996 due to significant increases realized in average wellhead natural gas prices over the prices realized during the comparable period in 1995 in all areas other than the Rocky Mountains. Wellhead crude oil and condensate average prices increased 12% adding approximately $8 million to net operating revenues over the first half of 1995. Crude oil and condensate wellhead volumes increased 14% from the comparable period a year ago adding approximately $8 million to net operating revenues.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



       Other marketing activities associated with sales and purchases of natural gas, NYMEX-related natural gas and crude oil price swap transactions and margins related to the volumetric production payment increased net operating revenue by $11 million during the first half of 1996, a decrease of approximately $48 million from the comparable period in 1995. During December 1995 and the first quarter of 1996, to facilitate participation in anticipated wellhead natural gas price upside, the Company closed all 1996 natural gas price swap transactions originally entered into as hedges. Included in the first half of 1996 is a $16 million reduction related to the early closing of first half 1996 natural gas price swap transactions. This reduction is offset by the recognition of a $15 million gain in the first half of 1996 related to natural gas price swap agreements with an Enron Corp. affiliated company received in 1995 in exchange for certain fuel supply and purchase contracts and related price swap agreements associated with a cogeneration facility. This $1 million net loss compares to a $31 million gain on similar transactions in the first half of 1995. In the first half of 1996, the Company also incurred a $1 million loss related to call option transactions compared to an $11 million gain in the first half of 1995 related to certain natural gas price swap transactions with an Enron Corp. affiliated company designated for trading purposes. Deferred gains of approximately $13 million related to the closing of the remainder of the 1996 NYMEX-related natural gas price swap transactions will be recognized during the remaining six months of the year. The Company also incurred a loss of approximately $4 million on its 1996 first half NYMEX-related crude oil price swap transactions.

      During the first half of 1996, operating expenses of $250 million were $27 million higher than the $223 million incurred in the comparable period in 1995. Lease and well expenses increased approximately $5 million to $39 million primarily due to continually expanding operations and increases in production activity. Impairment of unproved oil and gas properties for the first half of 1996 decreased $4 million from the comparable period a year ago reflecting lower impairment in 1996 of unproved properties with individually significant acquisition costs. DD&A expense increased $21 million to $122 million primarily reflecting increased production volumes. The average DD&A rate in the first half of 1996 and 1995 was $.69 per Mcfe. Taxes other than income were $5 million higher in the first half of 1996 compared to the first half of 1995 primarily due to higher state severance taxes associated with higher taxable wellhead revenues resulting from higher United States volumes and average prices and lower applicable tax credits in Trinidad in 1996.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY

      The Company reduced its total per unit operating costs for lease and well, DD&A, general and administrative, interest expense, and taxes other than income by $.04 per Mcfe, averaging $1.23 per Mcfe during the first half of 1996 compared to $1.27 per Mcfe during the comparable period in 1995. The reduction primarily reflects a decrease in per unit general and administrative expense. Total per unit operating costs were beneficially impacted by the higher daily rate of production during the first half of 1996.

     Income tax provision decreased $9 million for the first half of 1996 as compared to the first half of 1995 primarily resulting from an $8.5 million tax benefit in the first half of 1996 associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years and lower income before income taxes, partially offset by lower benefits associated with tight gas sand federal income tax credits utilized in the first half of 1996 as compared to the first half of 1995.

Capital Resources and Liquidity

      The Company's primary sources of cash during the six months ended June 30, 1996 included funds generated from operations, proceeds from the sales of selected oil and gas reserves and related assets, proceeds from new borrowings and proceeds from the sales of treasury stock on stock option exercises. Primary cash outflows included funds used in operations, exploration and development expenditures, common stock repurchases, dividends paid to the Company shareholders and the repayment of debt.

      Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses and to include proceeds from sales of reserves and related assets. The Company generated discretionary cash flow of $278 million during the first half of 1996, compared to $289 million generated for the comparable period in 1995, primarily reflecting lower proceeds from the sales of selected reserves and related assets and higher current federal income taxes mostly offset by higher production related net operating revenues net of increased cash operating costs.

      Net operating cash flows of $184 million for the first half of 1996 increased approximately $36 million as compared to the first half of 1995 primarily due to higher production related net operating revenues net of cash operating expenses partially offset by higher current federal income taxes. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1996 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

      Exploration and development expenditures for the first half of 1996 and 1995 are as follows (in millions):
                                               1996    1995
          North America                      $  167 $  200
          Outside North America
           Trinidad                               1     34
           India                                 29      9
           Other                                  9     11
             Total                           $  206 $  254

          PART I.  FINANCIAL INFORMATION - (Concluded)

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                     ENRON OIL & GAS COMPANY



      Exploration and development expenditures for the first half of 1996 were lower than expenditures in the first half of 1995 primarily due to acquisitions in North America in 1995 with no significant acquisitions completed in 1996 and a large developmental drilling program in Trinidad completed in 1995 partially offset by an increase in North America and India development expenditures.

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

Information Regarding Forward Looking Statements

    This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, political developments around the world and conditions of the capital and equity markets during the periods covered by the forward looking statements.

                   PART II.  OTHER INFORMATION
                     ENRON OIL & GAS COMPANY




ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended June 30, 1996.

                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ENRON OIL & GAS
COMPANY
                                                 (Registrant)



Date:  August 12, 1996                            By   /S/ W. C. WILSON
                                                          W. C. Wilson
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)




Date:  August 12, 1996                           By      /S/ BEN  B. BOYD
                                                         Ben B. Boyd
                                                  Vice President and Controller
                                                 (Principal Accounting Officer)