Form 10-Q
period 1996-09-30
ENRON OIL & GAS CO
filed 1996-11-08
CIK 821189

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1996

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

                                   Yes    X   .  No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.


Common Stock, $.01 Par Value                159,799,870 shares
         Class                               Number of Shares

                   ENRON OIL & GAS COMPANY

                      TABLE OF CONTENTS



                                                                   Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

           Consolidated Statements of Income -
             Three Months Ended September 30, 1996 and
             1995 and Nine Months Ended September 30, 1996
             and 1995                                                 3

           Consolidated Balance Sheets - September 30, 1996
             and December 31, 1995                                    4

           Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1996 and  1995          5

             Notes   to  Consolidated  Financial  Statements          6

      ITEM 2. Management's Discussion and Analysis of Financial
              Condition   and   Results   of   Operations            10

PART II.  OTHER INFORMATION

      ITEM 1. Legal Proceedings                                      16

      ITEM 6. Exhibits  and  Reports  on  Form   8-K                 16

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                          ENRON OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)

                                                      Three Months Ended        Nine Months Ended
                                                        September  30,             September 30,
                                                      1996           1995       1996         1995
NET OPERATING REVENUES
   Natural Gas
     Associated Companies                          $ 52,060       $ 55,893    $134,699     $177,963
     Trade                                           84,127         58,992     264,178      154,052
   Crude Oil, Condensate and Natural Gas Liquids
     Associated Companies                             6,053         14,293      27,306       44,304
     Trade                                           25,863         17,982      75,546       46,038
     Gains on Sales of Reserves and Related Assets      813          3,268      20,334       62,546
   Other                                              1,266          2,578       4,258        7,439
                  Total                             170,182        153,006     526,321      492,342

OPERATING EXPENSES
   Lease and Well                                    18,003         19,309      56,733       52,918
   Exploration                                       13,503          9,636      36,910       31,590
   Dry Hole                                           4,427          1,681       9,517        8,586
   Impairment of Unproved Oil and Gas Properties      5,607          6,337      15,450       20,453
   Depreciation, Depletion and Amortization          59,421         56,172     181,707      157,875
   General and Administrative                        13,006         14,003      41,493       41,186
   Taxes Other Than Income                           10,036          7,943      32,692       25,606
                  Total                             124,003        115,081     374,502      338,214

OPERATING INCOME                                     46,179         37,925     151,819      154,128

OTHER EXPENSE, NET                                    1,445          1,033       1,968        1,143

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES      44,734         36,892     149,851      152,985

INTEREST EXPENSE, NET                                 1,373          3,548       8,820        8,810

INCOME BEFORE INCOME TAXES                           43,361         33,344     141,031      144,175
INCOME TAX PROVISION                                 11,994            376      36,159       33,444

NET INCOME                                         $ 31,367       $ 32,968    $104,872     $110,731

EARNINGS PER SHARE OF COMMON STOCK                 $    .20       $    .21    $    .66     $    .69

AVERAGE NUMBER OF COMMON SHARES                     159,850        159,916     159,898      159,951

The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                               September 30,     December 31,
                                                    1996            1995
                                                (Unaudited)

                                  ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                            $     9,680    $   23,039
   Accounts Receivable
     Associated Companies                                                    49,043        60,777
     Trade                                                                  136,719       107,737
   Inventories                                                               19,379        11,697
   Other                                                                     16,775        14,582
             Total                                                          231,596       217,832
OIL AND GAS PROPERTIES (Successful Efforts Method)                        3,565,379     3,380,924
    Less:   Accumulated Depreciation, Depletion and Amortization         (1,606,709)   (1,499,379)
             Net Oil and Gas Properties                                   1,958,670     1,881,545
OTHER ASSETS                                                                 34,826        47,881

TOTAL ASSETS                                                            $ 2,225,092    $2,147,258



                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable
     Associated Companies                                               $    12,379    $    12,902
     Trade                                                                  164,726        120,756
   Accrued Taxes Payable                                                     21,767         19,595
   Dividends Payable                                                          4,814          4,795
   Other                                                                     11,936         11,249
             Total                                                          215,622        169,297
LONG-TERM DEBT
   Affiliate                                                                 12,758        141,520
   Other                                                                    287,936        147,559
OTHER LIABILITIES                                                            13,921         11,629
DEFERRED INCOME TAXES                                                       305,178        308,141
DEFERRED REVENUE                                                            152,648        205,453
SHAREHOLDERS' EQUITY
   Common Stock, $.01 Par, 320,000,000 Shares Authorized and
   160,000,000 Shares Issued                                                201,600        201,600
   Additional Paid In Capital                                               389,192        399,379
   Unearned Compensation                                                     (6,354)             -
   Cumulative  Foreign Currency Translation Adjustment                      (10,443)       (10,747)
   Retained Earnings                                                        667,221        576,740
   Common Stock Held in Treasury, 150,160 shares at
      September 30, 1996 and 150,045 shares at December 31, 1995             (4,187)        (3,313)
             Total Shareholders' Equity                                   1,237,029      1,163,659

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $2,225,092     $2,147,258

The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)



                                                                  Nine Months Ended
                                                                      September 30,
                                                                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of Net Income to Net Operating Cash Inflows:
   Net Income                                                   $  104,872   $ 110,731
   Items Not Requiring (Providing) Cash
    Depreciation, Depletion and Amortization                       181,707     157,875
    Impairment of Unproved Oil and Gas Properties                   15,450      20,453
    Deferred Income Taxes                                           (1,653)     15,586
    Other, Net                                                       3,682       3,968
   Exploration Expenses                                             36,910      31,590
   Dry Hole Expenses                                                 9,517       8,586
   Gains on Sales of Reserves and Related Assets                   (20,334)    (62,546)
   Other, Net                                                       (2,886)       (148)
   Changes in Components of Working Capital and Other Liabilities
     Accounts Receivable                                           (20,288)     (9,093)
     Inventories                                                    (7,682)      4,091
     Accounts Payable                                               43,447     (12,076)
     Accrued Taxes Payable                                           2,172       5,773
     Other Liabilities                                               2,874       2,842
     Other, Net                                                        387      (1,848)
   Amortization of Deferred Revenue                                (32,538)    (32,418)
   Changes in Components of Working Capital Associated with
     Investing Activities                                          (31,052)    (14,156)
NET OPERATING CASH INFLOWS                                         284,586     229,210
INVESTING CASH FLOWS
   Additions to Oil and Gas Properties                            (320,077)   (345,351)
   Exploration Expenses                                            (36,910)    (31,590)
   Dry Hole Expenses                                                (9,517)     (8,586)
   Proceeds  from  Sales of Reserves and Related Assets (Note  5)   62,837     100,659
   Changes in Components of Working Capital Associated with
     Investing Activities                                           28,816      12,338
   Other, Net                                                       (5,930)     (9,106)
NET INVESTING CASH OUTFLOWS                                       (280,781)   (281,636)
FINANCING CASH FLOWS
   Long-Term Debt
      Affiliate                                                   (128,762)     (8,680)
      Other                                                        141,880      83,300
   Dividends Paid                                                  (14,372)    (14,397)
   Treasury Stock Purchased                                        (32,973)    (13,231)
   Proceeds from Sales of Treasury Stock                            14,827       6,262
   Changes in Components of Working Capital Associated with
     Financing Activities                                            2,236       1,818
NET FINANCING CASH INFLOWS(OUTFLOWS)                               (17,164)     55,072
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (13,359)      2,646
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    23,039       5,810
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   9,680   $   8,456


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

2. Net interest expense includes $0.4 million, $0.1 million, $1.5 million and $0.6 million for the three-month and nine-month periods ended September 30, 1996 and 1995, respectively, associated with financing obtained from affiliated companies.

3. Income tax provision for the three-month and nine-month periods ended September 30, 1996 and 1995 includes tax benefits of $6.0 million, $3.1 million, $12.2 million and $15.8 million, respectively, related to tight gas sand federal income tax credit utilization. Income tax provision for the nine-month period ended September 30, 1996 also includes an $8.5 million tax benefit primarily associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years. Income tax provision for the three-month and nine-month periods ended September 30, 1995 includes a $10.0 million and a $12.0 million benefit, respectively, associated with the successful resolution on audit of federal income taxes for certain prior years.

4.  Natural Gas and Crude Oil, Condensate and Natural Gas Liquids
Net Operating Revenues

    Natural  Gas  Net  Operating Revenues are  comprised  of  the following (in millions):
                                    Three  Months  Ended     Nine Months Ended
                                      September 30,            September 30,
                                    1996           1995      1996        1995
Wellhead Natural Gas Revenues
   Associated Companies (1)(2)    $ 44.7         $ 36.4    $150.6      $120.2
   Trade                            69.5           48.5     211.1       121.9
           Total                  $114.2         $ 84.9    $361.7      $242.1
Other Natural Gas Marketing Activities
   Gross Revenues from:
     Associated Companies         $ 26.4         $ 16.8    $ 62.6      $ 60.4
     Trade (3)                      31.1           23.5     103.7        74.9
           Total                    57.5           40.3    $166.3       135.3
   Associated Cost from:
     Associated Companies (1)(4)    35.8           17.4      94.4        64.5
     Trade                          16.6           13.1      50.8        43.3
           Total                    52.4           30.5     145.2       107.8
           Net                       5.1            9.8      21.1        27.5
   Commodity Price Swap Gain(Loss)
     Trading (5)                       -              -      (1.2)       11.3
     Non-Trading (6)                16.9           20.2      17.3        51.1
        Total                       16.9           20.2      16.1        62.4
           Total                  $ 22.0         $ 30.0    $ 37.2      $ 89.9

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Crude Oil, Condensate and Natural Gas Liquids Net Operating
Revenues are comprised of the following (in millions):

                                          Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                           1996         1995   1996        1995
Wellhead Crude Oil, Condensate and
  Natural Gas Liquid Revenues
   Associated Companies                   $  9.9      $ 13.2  $ 35.1     $ 43.4
   Trade                                    25.9        18.0    75.6       46.0
           Total                          $ 35.8      $ 31.2  $110.7     $ 89.4

Other Crude Oil and Condensate Marketing
  Activities
   Commodity Price Hedging Gain(Loss)(6)  $  (3.9)    $  1.1  $ (7.8)    $  0.9

(1) Wellhead Natural Gas Revenues include $24.7 million, $17.0 million, $82.2 million and $55.0 million for the three-month and
   nine-month  periods  ended  September  30,  1996   and   1995,
   respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
(2) Includes $4.0 million, $2.8 million, $11.4 million and $10.0 million for the three-month and nine-month periods ended
September 30, 1996 and 1995, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.
(3)  Includes $10.9 million, $10.9 million, $32.5 million and
$32.4 million for the three-month and nine-month periods ended September 30, 1996 and 1995 associated with the amortization of deferred revenues under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(4) Includes $8.5 million, $6.3 million, $24.6 million and $19.8 million for the three-month and nine-month periods ended
September 30, 1996 and 1995, respectively, for volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and location differentials.
(5) The nine-month period ended September 30, 1996 includes a $1.2 million loss associated with certain call option transactions. The comparable period in 1995 includes an $11.3 million gain associated with certain NYMEX-related commodity market transactions designated for trading purposes. In May
1996, the Company restructured an option covering notional volumes of 73 trillion British thermal units ("TBtu") for each of the years 1997 and 1998 into four options each exercisable, in total, at one time by the counterparty before December 31, 1996, 1997, 1998 and 1999, respectively, to purchase natural gas at an average fixed price of $1.98, $1.98, $1.93 and $1.93 per million British thermal units ("MMBtu") for the years 1997, 1998, 1999 and 2000, respectively. The options each cover notional volumes of 37 TBtu for each of the years. The 1997 and 1998 options were subsequently restructured to be exercisable monthly at a price of $2.16 and $2.07 per MMBtu, respectively. These options cover notional volumes averaging 3 TBtu per month during 1997 and 1998. During 1996, the Company entered into price swap agreements which fix the cost to purchase 37 TBtu and 18 TBtu of natural gas at an average fixed price of $2.01 and $2.05 per MMBtu for 1997 and 1998, respectively.

                     ENRON OIL & GAS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)Represents gains associated with commodity price swap transactions primarily with Enron Corp. affiliated companies based on NYMEX-related commodity prices in effect on dates of execution, less customary transaction fees. These transactions were originally entered into as price hedges for a portion of wellhead sales.

5. Gains on sales of certain oil and gas reserves and related assets in the amount of $20.3 million and $62.5 million for the nine-month periods ended September 30, 1996 and 1995, respectively, are required by current accounting guidelines to be removed from net income in connection with determining net operating cash inflows while the related proceeds are classified as investing cash flows. The Company believes the proceeds from the sales of reserves and related assets should be considered in analyzing the elements of operating cash flows.

6. In June 1996, the Company cancelled an existing revolving credit agreement and replaced it with a new revolving credit agreement entered into with a group of banks (the "Credit Agreement"). The Credit Agreement provides for aggregate borrowings of up to $200 million, with provisions for increases, at the option of the Company, but subject to lender approval, up to $600 million. The facility matures on June 28, 2001. Advances under the Credit Agreement bear interest, at the option of the Company, based on a base rate, an adjusted CD rate or a Eurodollar rate. There were no advances outstanding under the Credit Agreement at September 30, 1996.

      In October 1996, the Company was advanced $30 million under a credit agreement with a financial institution. Such advance is due October 1999 and bears interest at a variable rate based on the London Interbank Offered Rate.

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

11.   In  August  1996,  the Company filed a  shelf  registration statement for the offer and sale from time to time of up to  $150
million  of  Company debt securities and/or common  stock.   Such
registration  statement was declared effective by the  Securities
and  Exchange  Commission on September 12, 1996.   When  combined
with a previously filed registration statement declared effective in September 1991, such registration statements provide for the offer and sale from time to time of Company debt securities and common stock by the Company, and Company common stock by Enron
Corp. as a selling shareholder, in an aggregate amount up to $400 million. As of November 8, 1996, the Company had sold no securities, and Enron Corp. had sold no shares of Company common stock pursuant to such registration statements.

12.  Effective October 1, 1996, the Company acquired all
of the South Texas Lobo Trend properties of Amoco Production Company ("Amoco"). The acquisition also includes Amoco's producing properties in Atascosa and Kleberg counties in South Texas. Net production from the properties as of October 1, 1996 was 25 million cubic feet equivalent per day of natural gas.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ENRON OIL & GAS COMPANY



The following review of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

Results of Operations

Three Months Ended September 30, 1996
vs. Three Months Ended September 30, 1995

      In the third quarter of 1996, Enron Oil & Gas Company (the "Company") realized net income of $31.4 million compared to net income of $33.0 million for the third quarter of 1995. Net operating revenues for the third quarter of 1996 were $170.2 million as compared to $153.0 million for the third quarter of 1995.

     Wellhead volume and price statistics are as follows:
                                                    1996   1995
     Natural Gas Volumes (MMcf/d)(1)
          North America (2)                          670    657
          Trinidad                                   104    112
            Total                                    774    769
     Average Natural Gas Prices ($/Mcf)(3)
          North America (4)                       $ 1.70 $ 1.24
          Trinidad                                  1.00   0.97
            Composite                               1.60   1.20
     Crude Oil/Condensate Volumes (MBbl/d)(1)
          North America                             10.8   12.0
          Trinidad                                   4.5    5.9
          India                                      2.4    2.3
            Total                                   17.7   20.2
     Average Crude Oil/Condensate Prices ($/Bbl)(3)
          North America                           $21.29 $16.57
          Trinidad                                 19.73  15.76
          India                                    19.60  16.10
            Composite                              20.67  16.28

       (1)   Million  cubic feet per day or thousand barrels  per
       day, as applicable.
       (2) Includes 48 MMcf per day for the three-month periods ended September 30, 1996 and 1995 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
       (3)   Dollars  per thousand cubic feet or per  barrel,  as
       applicable.
       (4)   Includes  an  average equivalent wellhead  value  of
       $.91/Mcf  and  $.62/Mcf for the       three-month  periods
       ended September 30, 1996 and 1995, respectively, for the volumes described in note (2), net of transportation costs.

      Third quarter 1996 average wellhead natural gas prices were up approximately 33% from the comparable period in 1995 increasing net operating revenues by approximately $29 million. Third quarter 1996 wellhead crude oil and condensate average prices were up 27% increasing net operating revenues by approximately $7 million from the third quarter of 1995. Wellhead crude oil and condensate volumes decreased 12% reducing net operating revenues by approximately $4 million compared to the third quarter of 1995 reflecting a 24% reduction in Trinidad volumes primarily attributed to Ibis Field crude oil production.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



       Other marketing activities associated with sales and purchases of natural gas, NYMEX-related natural gas and crude oil price swap transactions and margins related to the volumetric production payment increased net operating revenue by $18 million during the third quarter of 1996, a decrease of approximately $13 million from the comparable period in 1995. This decrease is partially attributable to a $4 million loss on NYMEX-related crude oil price swap transactions in the third quarter of 1996 compared to a gain of $1 million in the third quarter of 1995. Gains on natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions of $17 million in the third quarter of 1996 were approximately $3 million less than the comparable period a year ago. An increase in other natural gas marketing volumes and a decrease in margins associated with sales and purchases of natural gas and certain production
exchange agreements   reduced  net   operating   revenues   by
approximately $5 million compared to the third quarter of 1995.

      During the third quarter of 1996, operating expenses were approximately $9 million higher than in the third quarter of 1995. Exploration expenses increased approximately $4 million and dry hole expenses increased approximately $3 million primarily due to increased exploratory drilling activities. Depreciation, depletion and amortization ("DD&A") expense increased approximately $3 million to $59 million primarily reflecting a slight increase in the average DD&A rate. Third quarter 1996 taxes other than income increased approximately $2 million over the comparable period in 1995 primarily reflecting lower applicable exploration cost deductions in Trinidad and higher taxable United States revenue resulting from higher average prices.

      The per unit operating costs of the Company for lease and well, DD&A, general and administrative, interest expense, and taxes other than income averaged $1.24 per thousand cubic feet equivalent ("Mcfe") during the third quarter of 1996 compared to $1.23 per Mcfe during the third quarter of 1995.

      Income tax provision increased $12 million for the third quarter of 1996 as compared to the same period in 1995 primarily due to a $10 million benefit recognized in the third quarter of 1995 associated with the settlement on audit of taxes for prior years.

       Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY




Nine Months Ended September 30, 1996
vs. Nine Months Ended September 30, 1995

      In the first nine months of 1996, the Company realized net income of $104.9 million compared to net income of $110.7 million for the comparable period in 1995. Net operating revenues for the first nine months of 1996 were $526.3 million as compared to $492.3 million for the comparable period a year ago.

     Wellhead volume and price statistics are as follows:
                                               1996   1995
     Natural Gas Volumes (MMcf/d)
          North America (1)                     695    609
          Trinidad                              126    110
            Total                               821    719
     Average Natural Gas Prices ($/Mcf)
          North America (2)                  $ 1.72 $ 1.28
          Trinidad                             1.00   0.97
            Total Composite                    1.61   1.23
     Crude Oil/Condensate Volumes (MBbl/d)
          North America                        11.0   11.5
          Trinidad                              5.6    4.8
          India                                 2.8    2.3
            Total                              19.4   18.6
     Average Crude Oil/Condensate Prices ($/Bbl)
          North America                      $20.09 $17.01
          Trinidad                            18.95  16.16
          India                               19.09  16.82
            Total Composite                   19.62  16.77

       (1) Includes 48 MMcf per day for the nine-month periods ended September 30, 1996 and 1995 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
       (2)   Includes  an  average equivalent wellhead  value  of
       $.86/Mcf  and  $.76/Mcf  for the       nine-month  periods
       ended September 30, 1996 and 1995, respectively, for the volumes described in note (1), net of transportation costs.

      Average wellhead natural gas prices for the first nine months of 1996 were up approximately 31% from the comparable period in 1995 increasing net operating revenues by approximately $84 million. A 14% increase in wellhead natural gas volumes from the first nine months of 1995 added net operating revenues of approximately $36 million. The increase in North America wellhead natural gas volumes was primarily the result of eliminating voluntary curtailments in the United States during 1996 due to significant increases realized in average wellhead natural gas prices over the prices realized during the comparable period in 1995. Wellhead crude oil and condensate average prices increased 17% adding approximately $15 million to net operating revenues over the first nine months of 1995. Crude oil and condensate wellhead volumes increased 4% from the comparable period a year ago adding approximately $4 million to net operating revenues.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY



       Other marketing activities associated with sales and purchases of natural gas, NYMEX-related natural gas and crude oil price swap transactions, and margins related to the volumetric production payment increased net operating revenues by $29 million during the first nine months of 1996, a decrease of approximately $61 million from the comparable period in 1995. This decrease primarily results from a gain of $17 millon on natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the first nine months of 1996 compared to a $51 million gain on similar transactions in the first nine months of 1995. The Company also incurred a $1 million loss related to call option transactions in the first nine months of 1996 compared to an $11 million gain in the first nine months of 1995 related to certain natural gas price swap transactions with an Enron Corp. affiliated company designated
for   trading  purposes.   The  margin  associated  with  certain
production exchange agreements was approximately $8 million which is $5 million less than the comparable period in 1995 due to higher costs of gas delivered under the terms of the exchange agreement. Additionally, the Company incurred an $8 million loss on its NYMEX-related crude oil price swap transactions in the first nine months of 1996 compared to a $1 million gain in the first nine months of 1995.

      During the first nine months of 1996, operating expenses were $36 million higher than the comparable period in 1995. Lease and well expenses increased approximately $4 million to $57 million primarily due to continually expanding operations and increases in production activity. Exploration expense increased approximately $5 million to $37 million primarily due to increased exploratory drilling activities. Impairment of unproved oil and gas properties for the first nine months of 1996 decreased $5 million from the comparable period a year ago reflecting lower impairment in 1996 of unproved properties with individually significant acquisition costs. DD&A expense increased $24 million to $182 million primarily reflecting increased production volumes. Taxes other than income were $7 million higher in the first nine months of 1996 compared to the first nine months of 1995 primarily due to higher state severance taxes associated with higher taxable wellhead revenues resulting from higher United States volumes and average prices and lower applicable exploration cost deductions in Trinidad in 1996.

      The Company reduced its total per unit operating costs for lease and well, DD&A, general and administrative, interest expense, and taxes other than income by $.02 per Mcfe, averaging $1.23 per Mcfe during the first nine months of 1996 compared to $1.25 per Mcfe during the comparable period in 1995. The reduction primarily reflects a decrease in per unit general and administrative expense. Total per unit operating costs were beneficially impacted by the higher daily rate of production during the first nine months of 1996.

     Income Tax provision increased $3 million for the first nine months  of  1996  as compared to the first nine  months  of  1995 primarily as a result of lower benefits associated with tight gas sands federal income tax credits.

       Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                     ENRON OIL & GAS COMPANY

Capital Resources and Liquidity

     The Company's primary sources of cash during the nine months ended September 30, 1996 included funds generated from operations, proceeds from the sales of selected oil and gas reserves and related assets, proceeds from new borrowings and proceeds from the sales of treasury stock in conjunction with the exercise of stock options. Primary cash outflows included funds used in operations, exploration and development expenditures, common stock repurchases, dividends paid to Company shareholders and the repayment of debt.

      Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses and to include proceeds from sales of reserves and related assets. The Company generated discretionary cash flow of $390 million during the first nine months of 1996, compared to $387 million generated for the comparable period in 1995.

      Net operating cash flows of $285 million for the first nine months of 1996 increased approximately $55 million as compared to the first nine months of 1995 primarily due to higher production related net operating revenues net of cash operating expenses partially offset by higher current federal income taxes. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1996 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

      Exploration and development expenditures for the first nine months of 1996 and 1995 are as follows (in millions):
                                               1996    1995
          North America                      $  291 $  343
          Outside North America
           Trinidad                               5     32
           India                                 53     14
           Other                                 18     16
             Total                           $  367 $  405

      Exploration and development expenditures for the first nine months of 1996 were lower than expenditures in the first nine months of 1995 primarily due to acquisitions in North America in 1995 with no significant acquisitions completed in 1996 and a large developmental drilling program in Trinidad completed in 1995 partially offset by increases in North America and India development expenditures.

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

                   PART II.  OTHER INFORMATION
                     ENRON OIL & GAS COMPANY



ITEM 1.   Legal Proceedings

      See  Part  I,  Item  1,  Note 9 to  Consolidated  Financial
Statements which is incorporated herein by reference.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

           Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended September 30, 1996.

                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ENRON OIL & GAS COMPANY
                                                 (Registrant)



Date:  November 8, 1996                    By      /S/ W.  C. WILSON
                                                        W. C. Wilson
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial Officer)




Date:  November 8, 1996                    By      /S/ BEN B. BOYD
                                                         Ben B. Boyd
                                                  Vice President and Controller
                                                 (Principal Accounting Officer)