Form 10-Q
period 1997-03-31
ENRON OIL & GAS CO
filed 1997-05-15
CIK 821189

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  ------------

                                    Form 10-Q
                                  ------------

                             WASHINGTON, D. C. 20549

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

        Registrant's telephone number, including area code: 713-853-6161
                                  ------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X        No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.


    Common Stock, $.01 Par Value                          157,511,490 shares
---------------------------------------                -----------------------
              Class                                        Number of Shares


================================================================================

                             ENRON OIL & GAS COMPANY

                                TABLE OF CONTENTS



                                                                                                       Page No.
                                                                                                      ---------
PART I.           FINANCIAL INFORMATION

          ITEM 1.      Financial Statements

          Consolidated Statements of Income - Three Months Ended March 31, 1997 and 1996                   3
          Consolidated Balance Sheets - March 31, 1997 and December 31, 1996                               4
          Consolidated Statements of Cash Flows - Three Months Ended March 31, 1997 and 1996               5
          Notes to Consolidated Financial Statements                                                       6

          ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                        8

PART II.          OTHER INFORMATION

          ITEM 1.      Legal Proceedings                                                                  12

          ITEM 4.      Submission of Matters to a Vote of Security Holders                                12

          ITEM 6.      Exhibits and Reports on Form 8-K                                                   12

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                             ENRON OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                                Three Months Ended
                                                                      March 31,
---------------------------------------------------------------------------------------
                                                               1997               1996
---------------------------------------------------------------------------------------
NET OPERATING REVENUES Natural Gas (Note 3)
     Associated Companies                                   $ (2,599)          $ 28,132
     Trade                                                   141,171             90,495
Crude Oil, Condensate and Natural Gas Liquids (Note 3)
     Associated Companies                                      9,681             12,626
     Trade                                                    31,211             24,224
Gains on Sales of Reserves and Related Assets                    206              1,860
Other                                                            981              1,689
                                                            --------           --------
TOTAL                                                        180,651            159,026

OPERATING EXPENSES
Lease and Well                                                23,469             18,756
Exploration                                                   15,483             11,918
Dry Hole                                                         984              2,511
Impairment of Unproved Oil and Gas Properties                  6,013              4,863
Depreciation, Depletion and Amortization                      62,639             63,321
General and Administrative                                    13,607             14,189
Taxes Other Than Income                                       17,286             11,471
                                                            --------           --------
TOTAL                                                        139,481            127,029
                                                            --------           --------

OPERATING INCOME                                              41,170             31,997

OTHER INCOME (EXPENSE), NET                                    1,256               (515)
                                                            --------           --------

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES               42,426             31,482
INTEREST EXPENSE, NET                                          5,115              4,144
                                                            --------           --------

INCOME BEFORE INCOME TAXES                                    37,311             27,338
INCOME TAX PROVISION                                          14,246              1,415
                                                            --------           --------

NET INCOME                                                  $ 23,065           $ 25,923
                                                            ========           ========

EARNINGS PER SHARE OF COMMON STOCK                             $ .15              $ .16
                                                               =====              =====

AVERAGE NUMBER OF COMMON SHARES                              158,866            159,934
                                                            ========           ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             ENRON OIL & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                March 31,        December 31,
-------------------------------------------------------------------------------------------------------------
                                                                                   1997               1996
-------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                         $ 3,610           $ 7,644
Accounts Receivable
     Associated Companies                                                          45,455            82,059
     Trade                                                                        178,727           195,239
Inventories                                                                        28,186            20,746
Other                                                                              17,879            20,222
                                                                              -----------       -----------
TOTAL                                                                             273,857           325,910

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                              3,879,686         3,753,199
   Less: Accumulated Depreciation, Depletion and Amortization                  (1,714,706)       (1,653,610)
                                                                              -----------       -----------
Net Oil and Gas Properties                                                      2,164,980         2,099,589
OTHER ASSETS                                                                       31,600            32,854
                                                                              -----------       -----------
TOTAL ASSETS                                                                  $ 2,470,437       $ 2,458,353
                                                                              ===========       ===========



                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
     Associated Companies                                                        $ 41,433          $ 77,522
     Trade                                                                        187,464           200,069
Accrued Taxes Payable                                                              19,488            18,554
Dividends Payable                                                                   4,781             4,818
Other                                                                              12,710            16,397
                                                                              -----------       -----------
TOTAL                                                                             265,876           317,360

LONG-TERM DEBT                                                                    518,145           466,089
OTHER LIABILITIES                                                                  38,948            44,483
DEFERRED INCOME TAXES                                                             314,400           308,948
DEFERRED REVENUE                                                                   83,029            56,383
SHAREHOLDERS' EQUITY
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
   160,000,000 Shares Issued                                                      201,600           201,600
Additional Paid In Capital                                                        388,092           388,212
Unearned Compensation                                                              (5,469)           (5,727)
Cumulative Foreign Currency Translation Adjustment                                (11,179)          (10,179)
Retained Earnings                                                                 715,882           697,564
Common Stock Held in Treasury, 1,781,705 shares at
   March 31, 1997 and 242,882 shares at December 31, 1996                         (38,887)           (6,380)
                                                                              -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                      1,250,039         1,265,090
                                                                              -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 2,470,437       $ 2,458,353
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

                             ENRON OIL & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
------------------------------------------------------------------------------------------------------------
                                                                                   1997              1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation   of  Net  Income  to  Net  Operating   Cash
Inflows:
Net Income                                                                       $ 23,065          $ 25,923
Items Not Requiring (Providing) Cash
     Depreciation, Depletion and Amortization                                      62,639            63,321
     Impairment of Unproved Oil and Gas Properties                                  6,013             4,863
     Deferred Income Taxes                                                          5,589            (6,516)
     Other, Net                                                                      (122)             (600)
Exploration Expenses                                                               15,483            11,918
Dry Hole Expenses                                                                     984             2,511
Gains on Sales of Reserves and Related Assets                                        (206)           (1,860)
Other, Net                                                                         (3,357)           (2,763)
Changes in Components of Working Capital and Other Liabilities
     Accounts Receivable                                                           50,523             4,742
     Inventories                                                                   (7,440)           (1,979)
     Accounts Payable                                                             (12,271)          (18,137)
     Accrued Taxes Payable                                                            934            (5,929)
     Other Liabilities                                                              2,760             5,104
     Other, Net                                                                    (1,070)            1,649
Amortization of Deferred Revenue                                                  (10,688)          (10,807)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                                                2,495            15,833
                                                                                 --------          --------
NET OPERATING CASH INFLOWS                                                        135,331            87,273
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                              (136,170)          (70,261)
Exploration Expenses                                                              (15,483)          (11,918)
Dry Hole Expenses                                                                    (984)           (2,511)
Proceeds from Sales of Reserves and Related Assets                                  2,982             4,868
Changes in Components of Working Capital Associated with
   Investing Activities                                                            (2,495)          (15,595)
Other, Net                                                                         (2,404)           (3,240)
                                                                                 --------          --------
NET INVESTING CASH OUTFLOWS                                                      (154,554)          (98,657)
FINANCING CASH FLOWS
Long-Term Debt
     Affiliate                                                                          -          (105,503)
     Other                                                                         52,600           135,266
Dividends Paid                                                                     (4,784)           (4,795)
Treasury Stock Purchased                                                          (34,078)          (17,044)
Proceeds from Sales of Treasury Stock                                               1,185             7,184
Other, Net                                                                            266              (238)
                                                                                 --------          --------
NET FINANCING CASH INFLOWS                                                         15,189            14,870
                                                                                 --------          --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (4,034)            3,486
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    7,644            23,039
                                                                                 --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 3,610          $ 26,525
                                                                                 ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Enron Oil & Gas Company and subsidiaries (the "Company") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

2. Income tax provision for the three-month periods ended March 31, 1997 and 1996 includes tax benefits of $3.2 million and $1.3 million, respectively, related to tight gas sand federal income tax credit utilization. Income tax provision for the three-month period ended March 31, 1996 included a reduction of $8.5 million primarily associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.

3. Associated natural gas revenues for the three-month periods ended March 31, 1997 and 1996, include wellhead revenues of $53.4 million and $56.8 million, respectively and other natural gas marketing revenue reductions of $56.0 million and $28.7 million, respectively.

     Natural Gas Net Operating Revenues are comprised of the following (in millions):

                                                       Three Months Ended
                                                             March 31,
--------------------------------------------------------------------------------
                                                     1997               1996
--------------------------------------------------------------------------------
Wellhead Natural Gas Revenues
   Associated Companies (1)(2)                      $ 53.4            $ 56.8
   Trade                                             128.8              68.6
                                                   -------            ------
TOTAL                                              $ 182.2            $125.4
                                                   =======            ======

Other Natural Gas Marketing Activities
   Gross Revenues from:
     Associated Companies                          $  29.9            $ 18.9
     Trade (3)                                        35.9              39.5
                                                   -------            ------
       TOTAL                                          65.8              58.4

   Associated Costs from:
     Associated Companies (1)(4)                      48.7              33.0
     Trade                                            23.0              17.6
                                                   -------            ------
       TOTAL                                          71.7              50.6
                                                   -------            ------
       Net                                            (5.9)              7.8
   Commodity Price Transaction Revenue Reductions
     Trading                                          (2.0)             (1.2)
     Non-Trading (5)                                 (35.7)            (13.4)
                                                   -------            ------
       TOTAL                                         (37.7)            (14.6)
                                                   -------            ------
TOTAL                                              $ (43.6)           $ (6.8)
                                                   =======            ======

-------------------------------------------------------------------------------

                   ITEM 1. FINANCIAL STATEMENTS - (Concluded)
                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Crude Oil, Condensate and Natural Gas Liquids Net Operating Revenues are comprised of the following (in millions):

                                                             Three Months Ended
                                                                   March 31,
--------------------------------------------------------------------------------
                                                        1997               1996
--------------------------------------------------------------------------------
Wellhead Crude Oil, Condensate and
Natural Gas Liquids Revenues
   Associated Companies                               $ 12.3             $ 13.6
   Trade                                                31.2               24.2
                                                      ------             ------
TOTAL                                                 $ 43.5             $ 37.8
                                                      ======             ======

Other Crude Oil and Condensate Marketing Activities
   Commodity Price Hedging Revenue Reductions(5)      $ (2.6)           $ (1.0)
                                                      ======            ======

--------------------------------------------------------------------------------

     1) Wellhead Natural Gas Revenues include $37.1 million and $32.8 million for the three-month periods ended March 31, 1997 and 1996, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
     2) Includes $10.7 million and $4.0 million for the three-month periods ended March 31, 1997 and 1996, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.
     3) Includes $10.7 million and $10.8 million for the three-month periods ended March 31, 1997 and 1996, respectively, associated with the amortization of deferred revenues under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
     4) Includes $12.7 million and $8.2 million for the three-month periods ended March 31, 1997 and 1996, respectively, for volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and exchange differentials.
     5) Represents revenue reductions associated with commodity price swap transactions primarily with Enron Corp. affiliated companies based on NYMEX-related commodity prices in effect on dates of execution, less customary transaction fees. These transactions were originally entered into as price hedges for a portion of wellhead sales.


4. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a materially adverse effect on the financial condition or results of operations of the Company.

5. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. The Company does not anticipate that implementation of SFAS 128 will have a material impact on its computation of EPS.

6. In February 1997, the FASB issued SFAS No. 129 - "Disclosures of Information about Capital Structures" which is applicable to all entities that issue securities other than ordinary common stock and is effective for all periods ending after December 15, 1997. There are no additional disclosures required of the Company at this time relating to the issuance of SFAS No. 129.

7. On May 6, 1997, the shareholders of the Company approved a resolution submitted by the Board of Directors to amend the Restated Certificate of Incorporation of the Company to provide for 10 million shares of preferred stock, $.01 par value.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             ENRON OIL & GAS COMPANY


     The following review of operations for the three-month periods ended March 31, 1997 and 1996 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.



Results of Operations

     Three Months Ended March 31, 1997

     vs. Three Months Ended March 31, 1996


     In the first quarter of 1997, Enron Oil & Gas Company (the "Company") generated net income of $23 million compared to net income of $26 million for the first quarter of 1996. Income before income taxes of $37 million was $10 million higher than the first quarter of 1996. Net operating revenues for the first quarter of 1997 were $181 million as compared to $159 million for the first quarter of 1996.

     Wellhead volume and price statistics are as follows:

--------------------------------------------------------------------------------
                                                        1997              1996
--------------------------------------------------------------------------------

Natural Gas Volumes (MMcf/d)(1)
    North America (2)                                   738               715
    Trinidad                                            112               133
                                                       ----              ----
TOTAL                                                   850               848
                                                       ====              ====

Average Natural Gas Prices ($/Mcf)(3)
    North America (4)                                $ 2.58            $ 1.74
    Trinidad                                           1.04              1.00
Composite                                              2.38              1.62

Crude Oil/Condensate Volumes (MBbl/d)(1)
    North America                                      13.1              11.3
    Trinidad                                            3.7               7.1
    India                                               2.8               3.0
                                                       ----              ----
TOTAL                                                  19.6              21.4
                                                      =====             =====

Average Crude Oil/Condensate Prices ($/Bbl)(3)
    North America                                    $21.55            $18.41
    Trinidad                                          21.56             17.96
    India                                             22.99             17.36
Composite                                             21.76             18.11

  (1)   Million cubic feet per day or thousand barrels per day, as applicable.
  (2)   Includes 48 MMcf per day for the three-month periods ended March
        31, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
  (3)   Dollars per thousand cubic feet or per barrel, as applicable.
  (4) Includes an average equivalent wellhead value of $2.47/Mcf and $.91/Mcf for the three-month periods ended March 31, 1997 and 1996, respectively, for the volumes described in note (2), net of transportation costs.

     Wellhead revenues increased 38% to $226 million in the first quarter of 1997 compared to $163 million in the first quarter of 1996. This increase reflects increased North America volumes and increased average wellhead prices for natural gas, crude oil and condensate and natural gas liquids.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                             ENRON OIL & GAS COMPANY


     First quarter 1997 average wellhead natural gas prices were up approximately 47% from the comparable period in 1996 increasing net operating revenues by approximately $58 million. This is primarily attributable to a 48% increase in North America wellhead natural gas prices in the first quarter 1997 compared to the first quarter a year ago. Increases in North America wellhead natural gas volumes in the first quarter 1997 were basically offset by a reduction in Trinidad wellhead natural gas volumes. The higher Trinidad natural gas volumes in the first quarter of 1996 reflected higher purchaser nominations to meet market requirements which exceeded base contract levels. A 20% increase in wellhead crude oil and condensate average prices in the first quarter of 1997 as compared to first quarter of 1996 increased net operating revenues by approximately $6 million while an 8% decrease in wellhead crude oil and condensate volumes reduced net operating revenues by approximately $3 million compared to the first quarter of 1996, resulting primarily from lower condensate volumes from the Kiskadee field associated with lower natural gas deliveries and a decline in crude oil production from the Ibis field offshore Trinidad.



     Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenue by $46 million during the first quarter of 1997, compared to an $8 million reduction in the first quarter of 1996. A $36 million revenue reduction related to natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the first quarter of 1997 compares to a $13 million reduction associated with similar transactions a year ago. A decrease in margins associated with sales and purchases of natural gas and the volumetric production payment reduced net operating revenues by approximately $6 million as compared to an $8 million addition in the first quarter of 1996, as a result of the higher costs of natural gas delivered in 1997. Deferred revenue reductions of approximately $26 million related to the closing of 1997 natural gas price hedging transactions will be recognized during the remainder of 1997.



     During the first quarter of 1997, operating expenses of $139 million were approximately $12 million higher than in the first quarter of 1996. Lease and well expenses increased $5 million primarily due to increased production activities at higher costs in North America to realize the higher product prices available in the first quarter of 1997 and higher costs associated with start up operations for the Tapti field offshore India . Worldwide increases in exploration activities in the first quarter of 1997 over the first quarter of 1996 increased exploration expenses by approximately $4 million. First quarter 1997 taxes other than income increased approximately $6 million over the comparable period in 1996 primarily reflecting increased wellhead revenues in North America.



     The per unit operating costs of the Company for lease and well, DD&A, general and administrative, interest expense, and taxes other than income averaged $1.37 per thousand cubic feet equivalent ("Mcfe") during the first quarter of 1997 compared to $1.24 per Mcfe during the first quarter of 1996. This increase is primarily due to the increases in lease and well expenses and taxes other than income discussed above. However, full year unit rates for 1997 are expected to be in line with the prior year.



     Income tax provision increased $13 million for the first quarter of 1997 as compared to the first quarter of 1996 primarily due to a $9 million benefit recognized in the first quarter of 1996 associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.



     Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                             ENRON OIL & GAS COMPANY




     Capital Resources and Liquidity



     The Company's primary sources of cash during the three months ended March 31, 1997 included funds generated from operations and proceeds from new borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, common stock repurchases, dividends paid to Company shareholders and the repayment of debt.



     Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses and to include proceeds from sales of reserves and related assets. The Company generated discretionary cash flow of $113 million during the first three months of 1997 compared to $102 million generated for the comparable period in 1996 primarily reflecting higher net operating revenues net of higher related cash operating expenses.



     Net operating cash flows of $135 million for the first three months of 1997 increased approximately $48 million as compared to the first three months of 1996 primarily reflecting the same factors addressed above with regard to discretionary cash flow along with reduced working capital requirements. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1997 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.



     Exploration and development expenditures for the first three months of 1997 and 1996 are as follows (in millions):

--------------------------------------------------------------------------------
                                                     1997              1996
--------------------------------------------------------------------------------
North America                                       $ 115               $ 71
Outside North America
   India                                               26                  9
   Other                                               12                  5
                                                    -----              -----
TOTAL                                               $ 153               $ 85
                                                    =====              =====

--------------------------------------------------------------------------------


     Exploration and development expenditures for the first three months of 1997 were higher than expenditures in the first three months of 1996 primarily due to increased lease acquisitions in North America and increased developmental drilling activities in North America and India.



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

                   PART I. FINANCIAL INFORMATION - (Concluded)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                             ENRON OIL & GAS COMPANY


     Subsequent Event



     As previously announced, initial natural gas production from Tapti field offshore India, being developed by a consortium of the Company, Reliance Industries Limited and Oil and Natural Gas Corporation, Ltd., began flowing to production facilities on March 31, 1997. By April 10, the consortium facilities were fully pressured and ready to commence deliveries of the Tapti natural gas. However, as of the date of this filing, the natural gas is temporarily shut-in pending achieving agreement to allow the introduction of these volumes into the transmission system owned by an affiliate of the government. The Company is actively pursuing early resolution of such agreement.



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

                           PART II. OTHER INFORMATION

                             ENRON OIL & GAS COMPANY


ITEM 1.    Legal Proceedings

See Part I, Item 1, Note 4 to Consolidated Financial Statements which is incorporated herein by reference.


ITEM 4.    Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Enron Oil & Gas Company was held on May 6, 1997 in Houston, Texas, for the purpose of electing a board of directors, ratifying the appointment of auditors and approving an amendment to the Restated Certificate of Incorporation of the Company to provide for a new class of 10 million shares of preferred stock. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

         (a) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

                                            Shares                    Shares
       Nominee                               For                    Withheld
       -------                              -----                   --------
  Fred C. Ackman                          140,846,256                 614,955
  Forrest E. Hoglund                      140,730,756                 730,455
  Kenneth L. Lay                          140,727,856                 733,355
  Edward Randall, III                     140,820,656                 640,555
  Edmund P. Segner, III                   140,728,624                 732,587

         (b) The appointment of Arthur Andersen LLP, independent public accountants, as auditors for the year ending December 31, 1997 was approved by the following vote: 141,312,443 shares for; 108,522 shares against; and 40,246 shares abstaining.

         (c) An amendment of the Restated Certificate of Incorporation of the Company to provide for 10 million shares of preferred stock, $.01 par value, was ratified by the following vote: 118,760,066 shares for; 11,545,560 shares against; and 482,328 shares abstaining.


ITEM 6.    Exhibits and Reports on Form 8-K

         (a)   Exhibits

              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges



         b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended March 31, 1997.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         ENRON OIL & GAS COMPANY
                                               (Registrant)



Date:  May 15, 1997                      By         /S/ W. C. WILSON
                                                -----------------------
                                                      W. C. Wilson
                                               Senior Vice President and
                                                Chief Financial Officer
                                              (Principal Financial Officer)




Date:   May 15, 1997                     By           /S/ BEN B. BOYD
                                                -------------------------
                                                       Ben B. Boyd
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

        Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

        Exhibit 27 - Financial Data Schedule