Form 10-Q
period 1997-06-30
ENRON OIL & GAS CO
filed 1997-08-14
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                               ____________

                                 Form 10-Q
                               ____________


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

               1400 Smith Street, Houston, Texas 77002-7369
            (Address of principal executive offices) (zip code)
     Registrant's telephone number, including area code: 713-853-6161
                               ____________

     Indicate  by  check  mark whether the Registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X  No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

        Common Stock, $.01 Par Value                157,003,955 shares
                  Class                              Number of Shares

                          ENRON OIL & GAS COMPANY

                             TABLE OF CONTENTS



                                                                Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

     Consolidated Statements of Income - Three Months
     Ended June 30, 1997 and 1996
      and Six Months Ended June 30, 1997 and 1996                   3
     Consolidated Balance Sheets - June 30, 1997 and
     December 31, 1996                                              4
     Consolidated Statements of Cash Flows - Six Months
     Ended June 30, 1997 and 1996                                   5
     Notes to Consolidated Financial Statements                     6

     ITEM 2.      Management's Discussion and Analysis
     of Financial Condition and Results of Operations               9

PART II.  OTHER INFORMATION


     ITEM 1.      Legal Proceedings                                15

     ITEM 6.      Exhibits and Reports on Form 8-K                 15

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                          ENRON OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)

                                                Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                                  1997      1996       1997       1996
NET OPERATING REVENUES
Natural Gas
  Associated Companies                       $    21,247  $ 54,507  $  18,648  $ 82,639
  Trade                                          111,689    89,556    252,860   180,051
Crude Oil, Condensate and Natural Gas Liquids
  Associated Companies                             9,900     8,627     19,581    21,253
  Trade                                           20,499    25,459     51,710    49,683
Gains on Sales of Reserves and
Related Assets                                     7,286    17,661      7,492    19,521
Other                                              1,132     1,303      2,113     2,992
Total                                            171,753   197,113    352,404   356,139

OPERATING EXPENSES
Lease and Well                                    25,973    19,974     49,442    38,730
Exploration                                       15,019    11,489     30,502    23,407
Dry Hole                                           1,586     2,579      2,570     5,090
Impairment of Unproved Oil and Gas Properties      6,900     4,980     12,913     9,843
Depreciation, Depletion and Amortization          69,183    58,965    131,822   122,286
General and Administrative                        12,114    14,298     25,721    28,487
Taxes Other Than Income                           12,359    11,185     29,645    22,656
Total                                            143,134   123,470    282,615   250,499

OPERATING INCOME                                  28,619     73,643    69,789   105,640

OTHER INCOME (EXPENSE), NET                          956        (8)     2,212      (523)

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES   29,575    73,635     72,001   105,117
INTEREST EXPENSE, NET                              5,464     3,303     10,579     7,447

INCOME BEFORE INCOME TAXES                        24,111    70,332     61,422    97,670
INCOME TAX PROVISION (BENEFIT)                      (460)   22,750     13,786    24,165

NET INCOME                                   $    24,571 $  47,582 $   47,636 $  73,505

EARNINGS PER SHARE OF COMMON STOCK           $       .16 $     .30 $      .30 $     .46

AVERAGE NUMBER OF COMMON SHARES                  157,489   159,910    158,177   159,922




The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                                              June 30,     December 31,
                                                                1997          1996
                                                             (Unaudited)

                                  ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                    $    16,531  $     7,644
Accounts Receivable
  Associated Companies                                            44,141       82,059
  Trade                                                          162,911      195,239
Inventories                                                       29,473       20,746
Other                                                             16,951       20,222
Total                                                            270,007      325,910

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)             4,016,705    3,753,199
  Less: Accumulated Depreciation, Depletion and Amortization  (1,779,499)  (1,653,610)
Net Oil and Gas Properties                                     2,237,206    2,099,589
OTHER ASSETS                                                      28,659       32,854
Total Assets                                                 $ 2,535,872  $ 2,458,353



                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
  Associated Companies                                       $   26,561   $    77,522
  Trade                                                         165,639       200,069
Accrued Taxes Payable                                             9,730        18,554
Dividends Payable                                                 4,765         4,818
Other                                                            12,271        16,397
Total                                                           218,966       317,360

LONG-TERM DEBT                                                  633,604       466,089
OTHER LIABILITIES                                                38,434        44,483
DEFERRED INCOME TAXES                                           315,116       308,948
DEFERRED REVENUE                                                 74,753        56,383
SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par,10,000,000 Shares Authorized and
  No Shares Issued and Outstanding                                    -             -
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
  160,000,000 Shares Issued                                     201,600       201,600
Additional Paid In Capital                                      388,153       388,212
Unearned Compensation                                            (5,211)       (5,727)
Cumulative Foreign Currency Translation Adjustment              (11,665)      (10,179)
Retained Earnings                                               735,734       697,564
Common Stock Held in Treasury, 2,572,583 shares at
   June 30, 1997 and 242,882 shares at December 31, 1996        (53,612)       (6,380)
Total Shareholders' Equity                                    1,254,999     1,265,090

Total Liabilities And Shareholders' Equity                  $ 2,535,872   $ 2,458,353

The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                               1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                   $  47,636  $ 73,505
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                     131,822   122,286
  Impairment of Unproved Oil and Gas Properties                 12,913     9,843
  Deferred Income Taxes                                          6,372     4,814
  Other, Net                                                       983       761
Exploration Expenses                                            30,502    23,407
Dry Hole Expenses                                                2,570     5,090
Gains on Sales of Reserves and Related Assets                   (7,492)  (19,521)
Other, Net                                                      (4,141)   (2,693)
Changes in Components of Working Capital and Other Liabilities
  Accounts Receivable                                           73,389   (16,165)
  Inventories                                                   (8,727)   (4,063)
  Accounts Payable                                             (42,861)   15,534
  Accrued Taxes Payable                                         (8,824)   (3,537)
  Other Liabilities                                              1,350     3,809
  Other, Net                                                      (611)   (3,016)
Amortization of Deferred Revenue                               (21,494)  (21,613)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                            29,456    (4,093)
NET OPERATING CASH INFLOWS                                     242,843   184,348
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                           (297,069) (177,425)
Exploration Expenses                                           (30,502)  (23,407)
Dry Hole Expenses                                               (2,570)   (5,090)
Proceeds from Sales of Reserves and Related Assets              15,822    60,688
Changes  in Components of Working Capital Associated with
  Investing Activities                                         (30,187)    4,093
Other, Net                                                      (1,971)   (5,245)
NET INVESTING CASH OUTFLOWS                                   (346,477) (146,386)
FINANCING CASH FLOWS
Long-Term Debt
  Affiliate                                                          -  (113,520)
  Other                                                        168,600   114,000
Dividends Paid                                                  (9,519)   (9,585)
Treasury Stock Purchased                                       (49,194)  (24,486)
Proceeds from Sales of Treasury Stock                            1,546    10,652
Other, Net                                                       1,088         -
NET FINANCING CASH INFLOWS (OUTFLOWS)                          112,521   (22,939)
INCREASE IN CASH AND CASH EQUIVALENTS                            8,887    15,023
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 7,644    23,039
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  16,531 $  38,062

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

  As more fully discussed in notes 1 and 12 to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K, the Company engages in price risk management activities primarily for non-trading and to a lesser extent for trading purposes. Derivatives are
  utilized  for  non-trading  purposes  to  hedge  the  impact  of   market
  fluctuations  on  natural  gas  and  crude  oil  market  prices.    Hedge
  accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the
  item  designated  as  being  hedged.   Gains  and  losses  on  derivative
  financial instruments used for hedging purposes are recognized as revenue in the same period as the hedged item. Gains and losses on hedging instruments that are closed prior to maturity are deferred
  in the  consolidated balance  sheets.   In  instances  where  the
  anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses using the mark-to-market
  method of accounting.   Derivative  and  other financial instruments
  utilized in connection with trading activities, primarily price swaps and call options, are accounted for using the mark-to-market method, under which changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The cash flow impact of derivative and other financial instruments used for non-trading and trading purposes is reflected as cash flows from operating activities in the consolidated statements of cash flows.

2. Income tax provision (benefit) for the three-month and six-month periods ended June 30, 1997 and 1996 includes tax benefits of $2.0 million, $4.9 million, $5.2 million and $6.2 million, respectively, related to tight gas sand federal income tax credit utilization. Income tax provision (benefit) for the six-month period ended June 30, 1997 includes benefits of $9.7 million related to the sales of certain international assets and subsidiaries and the refiling of certain Canadian tax returns. Income tax provision (benefit) for the six-month period ended June 30, 1996 includes a reduction of $8.5 million primarily associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.

                          ENRON OIL & GAS COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. Natural Gas Net Operating Revenues are comprised of the following (in millions):

                                     Three Months Ended  Six Months Ended
                                          June 30,           June 30,
                                      1997      1996     1997       1996
Wellhead Natural Gas Revenues
 Associated Companies (1)(2)        $ 42.5     $ 49.1   $ 95.9    $106.0
 Trade                                96.4       73.0    225.3     141.6
Total                               $138.9     $122.1   $321.2    $247.6

Other Natural Gas Marketing Activities
 Gross Revenues from:
  Associated Companies              $ 19.1     $ 17.2   $ 49.0    $ 36.1
  Trade (3)                           31.5       33.1     67.4      72.6
   Total                              50.6       50.3    116.4     108.7

 Associated Costs from:
  Associated Companies (1)(4)         36.6       25.6     85.3      58.6
  Trade                               16.3       16.6     39.4      34.2
   Total                              52.9       42.2    124.7      92.8
   Net                                (2.3)       8.1     (8.3)     15.9
 Commodity Price Transaction  Revenue
(Reductions)
  Trading                              2.5          -       .5     (1.2)
  Non-Trading (5)                     (6.2)      13.8    (41.9)      .4
   Total                              (3.7)      13.8    (41.4)     (.8)
Total                               $ (6.0)    $ 21.9   $(49.7)  $ 15.1



     Crude Oil, Condensate and Natural Gas Liquids Net Operating Revenues are comprised of the following (in millions):

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     1997       1996     1997       1996
Wellhead Crude Oil, Condensate
and
Natural Gas Liquids Revenues
 Associated Companies               $ 10.7   $  11.5    $ 23.0     $ 25.1
 Trade                                20.5      25.5      51.7       49.7
Total                               $ 31.2   $  37.0    $ 74.7     $ 74.8

Other Crude Oil and Condensate
Marketing Activities
 Commodity Price Hedging
 Revenue Reductions(5)              $  (.8)  $  (2.9)   $ (3.4)   $ (3.9)


  1) Wellhead Natural Gas Revenues include $25.1 million, $24.7 million, $62.1 million and $57.5 million for the three-month and six-month periods ended June 30, 1997 and 1996, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
  2) Includes $5.4 million, $3.4 million, $16.2 million and $7.3 million for the three-month and six-month periods ended June 30, 1997 and 1996, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.

                ITEM 1.  FINANCIAL STATEMENTS - (Concluded)
                          ENRON OIL & GAS COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  3) Includes $10.8 million, $10.8 million, $21.5 million and $21.6 million for the three-month and six-month periods ended June 30, 1997 and 1996, respectively, associated with the amortization of deferred revenues under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
  4) Includes $9.0 million, $7.8 million, $21.7 million and $16.1 million for the three-month and six-month periods ended June 30, 1997 and 1996, respectively, for volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and exchange differentials.
  5) Represents revenue increases or reductions associated with commodity price swap transactions primarily with Enron Corp. affiliated companies based on NYMEX-related commodity prices in effect on dates of execution, less customary transaction fees. These transactions were originally entered into as price hedges for a portion of wellhead sales.


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

7. In June 1997, the Company canceled an existing revolving credit agreement and replaced it with two new revolving credit agreements entered
  into  with  a  group  of  banks (the "Credit  Agreements").   The  Credit
  Agreements provide for current aggregate borrowings of up to $400 million, with provisions for increases up to $800 million at the option of the Company and subject to lender approval. The Credit Agreements consist of a $100 million, 364-day credit agreement which matures on June 25, 1998 and is renewable annually by mutual consent, and a $300 million five-year agreement that matures on June 27, 2002. Advances under the agreements bear interest, at the option of the Company, based on a base rate or a Eurodollar rate. There were no advances outstanding under the agreements at June 30, 1997.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ENRON OIL & GAS COMPANY

  The following review of operations for the three-month and six-month periods ended June 30, 1997 and 1996 should be read in conjunction with the consolidated financial statements of Enron Oil & Gas Company (the "Company") and notes thereto.

Results of Operations

  Three Months Ended June 30, 1997
  vs. Three Months Ended June 30, 1996

  In the second quarter of 1997, the Company generated net income of $25 million compared to net income of $48 million for the second quarter of 1996. Net operating revenues for the second quarter of 1997 were $172 million as compared to $197 million for the second quarter of 1996.
  Wellhead volume and price statistics are as follows:
                                                          1997      1996

Natural Gas Volumes (MMcf/d)(1)
 United States (2)                                        689       597
 Canada                                                    92       103
   North America                                          781       700
 Trinidad                                                 114       140
 India                                                      1         -
   Total                                                  896       840

Average Natural Gas Prices ($/Mcf)(3)
 United States (4)                                     $ 1.87    $ 1.83
 Canada                                                  1.25      1.07
   North America Composite                               1.80      1.72
 Trinidad                                                1.04      1.00
 India                                                   2.97         -
   Total Composite                                       1.70      1.60

Crude Oil/Condensate Volumes (MBbl/d)(1)
 United States                                           11.2       8.7
 Canada                                                   2.4       2.3
   North America                                         13.6      11.0
 Trinidad                                                 3.5       5.4
 India                                                      -       2.7
   Total                                                 17.1      19.1

Average Crude Oil/Condensate Prices ($/Bbl)(3)
 United States                                         $19.42    $21.18
 Canada                                                 16.49     18.54
   North America Composite                              18.89     20.62
 Trinidad                                               16.09     19.61
 India                                                      -     20.56
   Total Composite                                      18.31     20.33

  (1) Million cubic feet per day or thousand barrels per day, as applicable.
  (2) Includes 48 MMcf per day for the three-month periods ended June 30, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
  (3) Dollars per thousand cubic feet or per barrel, as applicable.
  (4) Includes an average equivalent wellhead value of $1.24/Mcf and $.76/Mcf for the three-month periods ended June 30, 1997 and 1996, respectively, for the volumes described in note (2), net of transportation costs.

  Wellhead revenues increased 7% to $170 million in the second quarter of 1997 compared to $159 million in the second quarter of 1996. This increase reflects increased North America volumes and increased average wellhead prices for natural gas which is partially offset by lower volumes in Trinidad and India and lower overall crude oil and condensate average wellhead prices.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ENRON OIL & GAS COMPANY

  Second quarter 1997 wellhead natural gas volumes were up approximately 7% from the comparable period in 1996 increasing net operating revenues by approximately $8 million. This is primarily attributable to a 12% increase in North America wellhead natural gas volumes in the second quarter 1997 compared to the second quarter a year ago. The increases in North America wellhead natural gas volumes in the second quarter of 1997 were partially offset by a reduction in Trinidad wellhead natural gas volumes. The higher Trinidad natural gas volumes in the second quarter of 1996 reflected higher purchaser nominations to meet market requirements which exceeded base contract levels. Wellhead natural gas prices in the second quarter of 1997 were 6% higher than the comparable period a year ago adding approximately $9 million to net operating revenues. A 10% decrease in both wellhead crude oil and condensate volumes and average prices in the second quarter of 1997 as compared to second quarter of 1996 decreased net operating revenues by approximately $7 million. A 24% increase in North America wellhead crude oil and condensate volumes was more than offset by lower condensate volumes from the Kiskadee field offshore Trinidad associated with lower natural gas deliveries, a decline in crude oil production from the Ibis field offshore Trinidad and no crude oil deliveries from the Panna and Mukta fields offshore India as a result of a planned shut-down to allow for equipment change out from temporary to permanent production facilities.

  Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenue by $7 million during the second quarter of 1997, compared to a $19 million increase in the second quarter of 1996. A $6 million revenue reduction related to natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the second quarter of 1997 compares to a $14 million increase associated with similar transactions a year ago. A decrease in margins associated with sales and purchases of natural gas and the volumetric production payment reduced net operating revenues by approximately $2 million as compared to an $8 million addition in the second quarter of 1996, primarily resulting from the higher costs of natural gas delivered in 1997. Deferred revenue reductions of approximately $15 million related to the early closing of 1997 natural gas price hedging transactions will be recognized during the remainder of 1997.

  During the second quarter of 1997, operating expenses of $143 million were approximately $20 million higher than in the second quarter of 1996. Lease and well expenses increased $6 million primarily due to expanded operations and additional workover expenses in North America in the second quarter of 1997. Worldwide increases in exploration activities in the second quarter of 1997 over the second quarter of 1996 increased exploration expenses by approximately $4 million. Impairment of unproved oil and gas properties of $7 million was $2 million higher in the second quarter of 1997 compared to the comparable period in 1996 due to increased unproved lease acquisitions in North America. Depreciation, depletion and amortization ("DD&A") expense increased approximately $10 million primarily reflecting an increase in North America production volumes. The average DD&A rate in the second quarter of 1997 was $.75 per thousand cubic feet equivalent ("Mcfe") compared to $.67 per Mcfe in the second quarter of 1996 primarily reflecting the impact of a change in production mix.

  The per unit operating costs of the Company for lease and well, DD&A, general and administrative, interest expense, and taxes other than income averaged $1.35 per Mcfe during the second quarter of 1997 compared to $1.22 per Mcfe during the second quarter of 1996. This increase is primarily due to the increases in lease and well expenses and DD&A expense discussed above.

  Income tax provision decreased $23 million for the second quarter of 1997 as compared to the second quarter of 1996 primarily due to lower income before income taxes and benefits of $10 million related to the sales of certain international assets and subsidiaries and the refiling of certain Canadian tax returns in the second quarter of 1997.

  Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ENRON OIL & GAS COMPANY



  Six Months Ended June 30, 1997
  vs. Six Months Ended June 30, 1996

  In the first half of 1997, the Company generated net income of $48 million compared to net income of $74 million for the first half of 1996. Net operating revenues for the first half of 1997 were $352 million as compared to $356 million for the comparable period a year ago.
  Wellhead volume and price statistics are as follows:
                                                          1997      1996

Natural Gas Volumes (MMcf/d)(1)
 United States (2)                                        666       611
 Canada                                                    93        97
   North America                                          759       708
 Trinidad                                                 113       136
 India                                                      1         -
   Total                                                  873       844

Average Natural Gas Prices ($/Mcf)(3)
 United States (4)                                     $ 2.28    $ 1.82
 Canada                                                  1.48      1.16
   North America Composite                               2.18      1.73
 Trinidad                                                1.04      1.00
 India                                                   2.97         -
   Total Composite                                       2.03      1.61

Crude Oil/Condensate Volumes (MBbl/d)(1)
 United States                                           10.9       8.6
 Canada                                                   2.4       2.5
   North America                                         13.3      11.1
 Trinidad                                                 3.6       6.2
 India                                                    1.4       2.9
   Total                                                 18.3      20.2

Average Crude Oil/Condensate Prices ($/Bbl)(3)
 United States                                         $20.84    $20.06
 Canada                                                 17.25     17.55
   North America Composite                              20.19     19.50
 Trinidad                                               18.86     18.67
 India                                                  22.99     18.88
   Total Composite                                      20.15     19.16

  (1) Million cubic feet per day or thousand barrels per day, as applicable.
  (2) Includes 48 MMcf per day for the six-month periods ended June 30, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
  (3) Dollars per thousand cubic feet or per barrel, as applicable.
  (4) Includes an average equivalent wellhead value of $1.85/Mcf and $.84/Mcf for the six-month periods ended June 30, 1997 and 1996, respectively, for the volumes described in note (2), net of transportation costs.

  Wellhead revenues increased 23% to $396 million in the first half of 1997 compared to $322 million in the first half of 1996. This increase primarily reflects increased North America volumes and increased average wellhead prices for natural gas, crude oil and condensate and natural gas liquids.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          ENRON OIL & GAS COMPANY

  Average wellhead natural gas prices were up approximately 26% from the comparable period in 1996 increasing net operating revenues by approximately $66 million. This is primarily attributable to a 26% increase in North America wellhead natural gas prices in the first half of 1997 compared to the first half a year ago. The overall 3% increase in wellhead natural gas volumes in the first half of 1997 compared to the first half of 1996 added approximately $7 million to net operating revenues. Increases in North America wellhead natural gas volumes in the first half of 1997 were partially offset by a reduction in Trinidad wellhead natural gas volumes from the comparable period a year ago. The higher Trinidad natural gas volumes in the first half of 1996 reflected higher purchaser nominations to meet market requirements which exceeded base contract levels. In the first half of 1997, wellhead crude oil and condensate volumes were 9% lower than in the first half of 1996 reducing net operating revenues by approximately $7 million. The reduction in wellhead crude oil and condensate volumes resulted primarily from lower condensate volumes from the Kiskadee field offshore Trinidad associated with lower natural gas deliveries and a decline in crude oil production from the Ibis field offshore Trinidad. Additionally, there were no second quarter 1997 crude oil deliveries from the Panna and Mukta fields offshore India as a result of a planned shut-down to allow for equipment change out from temporary to permanent production facilities. A 5% increase in wellhead crude oil and condensate average prices in the first half of 1997 as compared to first half of 1996 increased net operating revenues by approximately $3 million.

  Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenue by $53 million during the first half of 1997, compared to an $11 million increase in the first half of 1996. A $42 million revenue reduction related to natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the first half of 1997 compares to a $400 thousand increase associated with similar transactions a year ago. A decrease in margins associated with sales and purchases of natural gas and the volumetric production payment reduced net operating revenues by approximately $8 million as compared to a $16 million addition in the first half of 1996, primarily resulting from the higher costs of natural gas delivered in 1997.

  During the first half of 1997, operating expenses of $283 million were approximately $32 million higher than in the first half of 1996. Lease and well expenses increased $11 million primarily due to increased production activities at higher costs in North America to maximize the volumes delivered at the higher product prices available in the first quarter of 1997. Worldwide increases in exploration activities in the first half of 1997 over the first half of 1996 increased exploration expenses by approximately $7 million. Dry hole expenses were approximately $3 million lower and impairment of unproved oil and gas properties was $3 million higher in the first half of 1997 as compared to the same period last year. The increase in impairment of unproved oil and gas properties is primarily a result of increased unproved lease acquisitions in North America. DD&A expense increased approximately $10 million in the first half of 1997 compared to the first half of 1996, primarily reflecting an increase in North America production volumes. The average DD&A rate in the first half of 1997 was $.73 per Mcfe compared to $.69 per Mcfe which primarily reflects the impact of a change in production mix. First half 1997 taxes other than income increased approximately $7 million over the comparable period in 1996 primarily reflecting increased wellhead revenues in North America.

  The per unit operating costs of the Company for lease and well, DD&A, general and administrative, interest expense, and taxes other than income averaged $1.36 per Mcfe during the first half of 1997 compared to $1.23 per Mcfe during the first half of 1996. This increase is primarily due to the increases in lease and well expenses, DD&A expense and taxes other than income discussed above.

  Income tax provision decreased $10 million for the first half of 1997 as compared to the first half of 1996 primarily due to lower income before income taxes. A $10 million benefit related to the sales of certain international assets and subsidiaries and the refiling of certain Canadian tax returns was recognized in the first half of 1997. A $9 million benefit was recognized in the first half of 1996 associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.

  Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          ENRON OIL & GAS COMPANY


  Capital Resources and Liquidity

  The Company's primary sources of cash during the six months ended June 30, 1997 included funds generated from operations and proceeds from new borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, common stock repurchases, dividends paid to Company shareholders and the repayment of debt.

  Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses and to include proceeds from sales of reserves and related assets. The Company generated discretionary cash flow of $237 million during the first six months of 1997 compared to $278 million generated for the comparable period in 1996 primarily reflecting lower proceeds from sales of reserves and related assets.

  Net  operating  cash  flows of $243 million for the first  half  of  1997 increased approximately $58 million as compared to the first half of 1996 primarily reflecting changes in working capital requirements resulting from the higher 1996 end of year operating revenues collected in 1997 partially offset by the higher level of related end of year 1996 accounts payable paid in 1997. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1997 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

  Exploration and development expenditures for the first six months of 1997 and 1996 are as follows (in millions):
                                                          1997      1996
North America                                            $ 271     $ 167
Outside North America
 India                                                      44        29
 Other                                                      15        10
Total                                                    $ 330     $ 206


  Exploration and development expenditures for the first six months of 1997 were higher than expenditures in the first six months of 1996 primarily due to increased acquisitions in North America and increased developmental drilling activities in North America and offshore India.

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



ITEM 1.     Legal Proceedings

     See Part I, Item 1, Note 4 to Consolidated Financial Statements which is incorporated herein by reference.


ITEM 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibits
       Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended June 30, 1997.

                                SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ENRON OIL & GAS COMPANY
                                            (Registrant)



Date:  August 14, 1997                 By      /S/ W. C. WILSON
                                                  W. C. Wilson
                                            Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)




Date:   August 14, 1997                By       /S/ BEN B. BOYD
                                                 Ben B. Boyd
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                                                                 Exhibit 12

                          Enron Oil & Gas Company
             Computation of Ratio of Earnings to Fixed Charges
                              (In Thousands)
                                (Unaudited)

                            Six Months
                              Ended                Year Ended December 31
                             6/30/97    1996      1995      1994      1993       1992

EARNINGS AVAILABLE FOR
FIXED CHARGES:
Net Income                  $ 47,636  $140,008  $142,118  $147,998  $138,025  $ 97,580
Less: Capitalized
Interest Expense              (7,043)   (9,136)   (6,490)   (6,124)   (5,457)   (3,580)
Add: Fixed Charges            17,622    21,997    18,414    14,613    15,378    25,869
Income Tax Provision(Benefit) 13,786    50,954    41,936     5,937   (25,752)  (17,736)
Earnings Available          $ 72,001  $203,823  $195,978  $162,424  $122,194  $102,133


FIXED CHARGES:
Interest Expense              10,386    12,370    11,310     8,135     9,921    22,289
Capitalized Interest           7,043     9,136     6,490     6,124     5,457     3,580
Rental Expense Representative
 of Interest Factor              193       491       614       354         -         -
Total Fixed Charges         $ 17,622  $ 21,997  $ 18,414  $ 14,613  $ 15,378  $ 25,869

RATIO OF EARNINGS
TO FIXED CHARGES                4.09      9.27     10.64     11.12      7.95      3.95

