Form 10-Q
period 1997-09-30
ENRON OIL & GAS CO
filed 1997-11-14
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                               ____________

                                 Form 10-Q
                               ____________



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

      Common Stock, $.01 Par Value             156,918,129 shares
              Class                             Number of Shares

                          ENRON OIL & GAS COMPANY

                             TABLE OF CONTENTS



                                                                Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

     Consolidated Statements of Income - Three Months
      Ended September 30, 1997 and 1996
      and Nine Months Ended September 30, 1997 and 1996             3
     Consolidated Balance Sheets - September 30, 1997
      and December 31, 1996                                         4
     Consolidated Statements of Cash Flows - Nine Months
      Ended September 30, 1997 and 1996                             5
     Notes to Consolidated Financial Statements                     6

     ITEM 2.     Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                            10

PART II.  OTHER INFORMATION


     ITEM 1.      Legal Proceedings                                16

     ITEM 6.      Exhibits and Reports on Form 8-K                 16

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                          ENRON OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)


                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                                  1997         1996          1997         1996
NET OPERATING REVENUES
Natural Gas
  Associated Companies                        $   21,280  $     52,060  $     39,928  $ 134,699
  Trade                                          128,719        84,127       381,579    264,178
Crude Oil, Condensate and Natural Gas Liquids
  Associated Companies                             8,164         6,053        27,745     27,306
  Trade                                           31,019        25,863        82,729     75,546
Gains on Sales of Reserves and Related Assets        110           813         7,602     20,334
Other                                              3,828         1,266         5,941      4,258
Total                                            193,120       170,182       545,524    526,321

OPERATING EXPENSES
Lease and Well                                    22,490        18,003        71,932     56,733
Exploration                                       10,717        13,503        41,219     36,910
Dry Hole                                           4,833         4,427         7,403      9,517
Impairment of Unproved Oil and Gas Properties      6,177         5,607        19,090     15,450
Depreciation, Depletion and Amortization          72,219        59,421       204,041    181,707
General and Administrative                        14,942        13,006        40,663     41,493
Taxes Other Than Income                           12,985        10,036        42,630     32,692
Total                                            144,363       124,003       426,978    374,502

OPERATING INCOME                                  48,757        46,179       118,546    151,819

OTHER INCOME (EXPENSE), NET                          214        (1,445)        2,426     (1,968)

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES   48,971        44,734       120,972    149,851
INTEREST EXPENSE, NET                              7,996         1,373        18,575      8,820

INCOME BEFORE INCOME TAXES                        40,975        43,361       102,397    141,031
INCOME TAX PROVISION                               9,802        11,994        23,588     36,159

NET INCOME                                    $   31,173    $   31,367     $  78,809 $  104,872

EARNINGS PER SHARE OF COMMON STOCK            $      .20    $      .20     $     .50 $      .66

AVERAGE NUMBER OF COMMON SHARES                  157,072       159,850       157,809    159,898




The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                                            September 30,  December 31,
                                                                1997           1996
                                                             (Unaudited)

                                  ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                    $    6,125    $    7,644
Accounts Receivable
  Associated Companies                                           38,986        82,059
  Trade                                                         184,379       195,239
Inventories                                                      32,086        20,746
Other                                                            15,490        20,222
Total                                                           277,066       325,910

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)             4,156,828    3,753,199
  Less: Accumulated Depreciation, Depletion and Amortization  (1,850,603)  (1,653,610)
Net Oil and Gas Properties                                     2,306,225    2,099,589
OTHER ASSETS                                                      28,484       32,854
Total Assets                                                 $ 2,611,775  $ 2,458,353



                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
  Associated Companies                                       $    17,545   $   77,522
  Trade                                                          179,209      200,069
Accrued Taxes Payable                                             14,055       18,554
Dividends Payable                                                  4,765        4,818
Other                                                             17,610       16,397
Total                                                            233,184      317,360

LONG-TERM DEBT                                                   678,623      466,089
OTHER LIABILITIES                                                 38,782       44,483
DEFERRED INCOME TAXES                                            317,229      308,948
DEFERRED REVENUE                                                  68,542       56,383
SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par,10,000,000 Shares Authorized and
  No Shares Issued and Outstanding                                     -            -
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
  160,000,000 Shares Issued                                      201,600      201,600
Additional Paid In Capital                                       387,856      388,212
Unearned Compensation                                             (4,953)      (5,727)
Cumulative Foreign Currency Translation Adjustment               (11,881)     (10,179)
Retained Earnings                                                762,194      697,564
Common Stock Held in Treasury, 2,872,820 shares at
  September 30, 1997 and 242,882 shares at December 31, 1996     (59,401)      (6,380)
Total Shareholders' Equity                                     1,275,415    1,265,090

Total Liabilities And Shareholders' Equity                   $ 2,611,775  $ 2,458,353

The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON OIL & GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                               1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                $     78,809 $ 104,872
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                     204,041   181,707
  Impairment of Unproved Oil and Gas Properties                 19,090    15,450
  Deferred Income Taxes                                          8,510    (1,653)
  Other, Net                                                     1,168     3,682
Exploration Expenses                                            41,219    36,910
Dry Hole Expenses                                                7,403     9,517
Gains on Sales of Reserves and Related Assets                   (7,602)  (20,334)
Other, Net                                                      (4,580)   (2,886)
Changes in Components of Working Capital and Other Liabilities
  Accounts Receivable                                           47,122   (20,287)
  Inventories                                                  (11,340)   (7,682)
  Accounts Payable                                             (28,277)   43,447
  Accrued Taxes Payable                                         (4,499)    2,172
  Other Liabilities                                              3,595     2,874
  Other, Net                                                     3,876       387
Amortization of Deferred Revenue                               (32,420)  (32,538)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                            22,423   (31,052)
NET OPERATING CASH INFLOWS                                     348,538   284,586
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                           (448,405) (320,077)
Exploration Expenses                                           (41,219)  (36,910)
Dry Hole Expenses                                               (7,403)   (9,517)
Proceeds from Sales of Reserves and Related Assets              23,331    62,837
Changes in Components of Working Capital Associated with
  Investing Activities                                         (21,730)   28,816
Other, Net                                                      (2,771)   (5,930)
NET INVESTING CASH OUTFLOWS                                   (498,197) (280,781)
FINANCING CASH FLOWS
Long-Term Debt
  Affiliate                                                          -  (128,762)
  Other                                                        216,442   141,880
Dividends Paid                                                 (14,232)  (14,372)
Treasury Stock Purchased                                       (58,428)  (32,973)
Proceeds from Sales of Treasury Stock                            4,661    14,827
Other, Net                                                        (303)    2,236
NET FINANCING CASH INFLOWS (OUTFLOWS)                          148,140   (17,164)
DECREASE IN CASH AND CASH EQUIVALENTS                           (1,519)  (13,359)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 7,644    23,039
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    6,125  $  9,680

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

2. Income tax provision for the three-month and nine-month periods ended September 30, 1997 and 1996 includes tax benefits of $2.5 million, $6.0 million, $7.8 million and $12.2 million, respectively, related to tight gas sand federal income tax credit utilization. Income tax provision for the nine-month period ended September 30, 1997 includes benefits of $9.7 million related to the sales of certain international assets and subsidiaries and the refiling of certain Canadian tax returns. Income tax provision for the nine-month period ended September 30, 1996 includes a reduction of $8.5 million primarily associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.

                          ENRON OIL & GAS COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. Natural Gas Net Operating Revenues are comprised of the following (in millions):

                                     Three Months Ended Nine Months Ended
                                       September 30,      September 30,
                                      1997      1996     1997      1996
Wellhead Natural Gas Revenues
 Associated Companies (1)(2)       $  40.1     $ 44.7  $ 136.0  $ 150.6
 Trade                               111.5       69.5    336.8    211.1
Total                              $ 151.6     $114.2  $ 472.8  $ 361.7

Other Natural Gas Marketing
Activities
 Gross Revenues from:
  Associated Companies             $  20.3     $ 26.4  $  69.3  $  62.6
  Trade (3)                           33.2       31.1    100.6    103.7
   Total                              53.5       57.5    169.9    166.3

 Associated Costs from:
  Associated Companies (1)(4)         36.3       35.8    121.7     94.4
  Trade                               16.0       16.6     55.4     50.8
   Total                              52.3       52.4    177.1    145.2
   Net                                 1.2        5.1     (7.2)    21.1
 Commodity Price Transaction Revenue
(Reductions)
  Trading                              2.1          -      2.7     (1.2)
  Non-Trading (5)                     (4.9)      16.9    (46.8)    17.3
   Total                              (2.8)      16.9    (44.1)    16.1
Total                              $  (1.6)    $ 22.0   $(51.3) $  37.2



     Crude Oil, Condensate and Natural Gas Liquids Net Operating Revenues are comprised of the following (in millions):

                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                       1997      1996     1997       1996
Wellhead Crude Oil, Condensate and
Natural Gas Liquids Revenues
 Associated Companies               $   8.9   $   9.9   $  31.9    $  35.1
 Trade                                 31.0      25.9      82.7       75.6
Total                               $  39.9   $  35.8   $ 114.6    $ 110.7

Other Crude Oil and Condensate
Marketing Activities
 Commodity Price Hedging
 Revenue Reductions(5)              $   (.7)  $  (3.9)  $  (4.1)  $  (7.8)


1)  Wellhead Natural Gas Revenues include $24.5 million, $24.7 million,
    $86.6 million and $82.2 million for the three-month and nine-month periods ended September 30, 1997 and 1996, respectively, associated with deliveries by Enron Oil & Gas Company to Enron Oil & Gas Marketing, Inc., a wholly-owned subsidiary, reflected as a cost in Other Natural Gas Marketing Activities - Associated Costs.
2) Includes $5.1 million, $4.0 million, $21.3 million and $11.4 million for the three-month and nine-month periods ended September 30, 1997 and 1996, respectively, associated with the equivalent wellhead value of volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, net of transportation.

                          ENRON OIL & GAS COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3) Includes $10.9 million, $10.9 million, $32.4 million and $32.5 million for the three-month and nine-month periods ended September 30, 1997 and 1996, respectively, associated with the amortization of deferred revenues under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
4) Includes $9.7 million, $8.5 million, $31.4 million and $24.6 million for the three-month and nine-month periods ended September 30, 1997 and 1996, respectively, for volumes delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended, including equivalent wellhead value, any applicable transportation costs and exchange differentials.
5) Represents revenue increases or reductions associated with commodity price swap transactions primarily with Enron Corp. affiliated companies based on NYMEX-related commodity prices in effect on dates of execution, less customary transaction fees. These transactions were originally entered into as price hedges for a portion of wellhead sales.


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

7. In June 1997, the FASB issued SFAS No. 130 - "Reporting Comprehensive Income" which applies to all entities that report financial position, results of operations and cash flows and is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

8. In July 1997, the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" effective for annual periods beginning after December 15, 1997 and interim and annual periods in the second year of application. This statement requires that public business enterprises report information about operating segments on a "management approach" in annual financial statements and requires that the enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. There are no additional disclosures required of the Company at this time relating to the issuance of SFAS No. 131.

9. In June 1997, the Company canceled an existing revolving credit agreement and replaced it with two new revolving credit agreements entered
  into  with  a  group  of  banks (the "Credit  Agreements").   The  Credit
  Agreements provide for current aggregate borrowings of up to $400 million, with provisions for increases up to $800 million at the option of the Company and subject to lender approval. The Credit Agreements consist of a $100 million, 364-day credit agreement which matures on June 25, 1998 and is renewable annually by mutual consent, and a $300 million five-year agreement that matures on June 27, 2002. Advances under the agreements bear interest, at the option of the Company, based on a base rate or a Eurodollar rate. There were no advances outstanding under the agreements at September 30, 1997.

                ITEM 1.  FINANCIAL STATEMENTS - (Concluded)
                          ENRON OIL & GAS COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    In  August  1997, the Company repaid an existing bank  loan  of  $40 million and, in September 1997, repaid an existing bank loan of $30 million. These repayments were made from commercial paper and short-term bank loans. In September 1997, the Company issued, pursuant to a public offering, $100 million of 6.5% Notes due September 15, 2004.

11. Enron Oil & Gas India Ltd. ("EOGIL"), a wholly-owned subsidiary of the Company, is a respondent in two public interest lawsuits filed in the Delhi High Court, India. The first (the "Wadehra Action") was brought by B. L. Wadehra, an Indian public interest lawyer, against the Union of India, EOGIL, EOGIL co-participants in the Panna and Mukta fields, Reliance Industries Limited ("Reliance") and Oil & Natural Gas Corporation Limited ("ONGC"), and certain other respondents. ONGC is the Indian national oil company and is wholly-owned by the Union of India. The second suit (the "CPIL Action") was brought by the Centre for Public Interest Litigation and the National Alliance of People's Movement against the Union of India, the Central Bureau of Investigation, ONGC, Reliance and EOGIL. Petitioners in both the Wadehra Action and the CPIL Action allege various improprieties in the award of the Panna and Mukta fields to EOGIL, Reliance and ONGC, and seek the cancellation of the Production Sharing Contract for the Panna and
  Mukta   fields.   The  Union  of  India  is  vigorously  disputing  these
  allegations.   The  Company believes that the public competitive  bidding process for the fields was fair and that the award of these fields to EOGIL, Reliance and ONGC was proper. Although no assurances can be given, the Company believes that the claims made by the petitioners in both actions are without merit, and that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ENRON OIL & GAS COMPANY

  The following review of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 should be read in conjunction with the consolidated financial statements of Enron Oil & Gas Company (the "Company") and notes thereto.

Results of Operations
  Three Months Ended September 30, 1997
  vs. Three Months Ended September 30, 1996

  In both the third quarter of 1997 and 1996, the Company generated net income of $31 million. Net operating revenues for the third quarter of 1997 were $193 million as compared to $170 million for the third quarter of 1996.

  Wellhead volume and price statistics are as follows:
                                                          1997      1996

Natural Gas Volumes (MMcf/d)(1)
 United States (2)                                        639       571
 Canada                                                   109        99
   North America                                          748       670
 Trinidad                                                 115       104
 India                                                     34         -
   Total                                                  897       774

Average Natural Gas Prices ($/Mcf)(3)
 United States (4)                                    $  2.02    $ 1.82
 Canada                                                  1.23      1.01
   North America Composite                               1.91      1.70
 Trinidad                                                1.04      1.00
 India                                                   2.93         -
   Total Composite                                       1.84      1.60

Crude Oil/Condensate Volumes (MBbl/d)(1)
 United States                                           12.3       8.7
 Canada                                                   2.5       2.1
   North America                                         14.8      10.8
 Trinidad                                                 3.4       4.5
 India                                                    2.4       2.4
   Total                                                 20.6      17.7

Average Crude Oil/Condensate Prices ($/Bbl)(3)
 United States                                       $  19.19    $22.03
 Canada                                                 17.39     18.26
   North America Composite                              18.88     21.29
 Trinidad                                               18.91     19.73
 India                                                  18.21     19.60
   Total Composite                                      18.81     20.67

  (1) Million cubic feet per day or thousand barrels per
      day, as applicable.
  (2) Includes 48 MMcf per day for the three-month periods ended September 30, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
  (3) Dollars per thousand cubic feet or per barrel,  as
      applicable.
  (4) Includes an average equivalent wellhead value of $1.14/Mcf and $.91/Mcf for the three-month periods ended September 30, 1997 and 1996, respectively,
      for   the  volumes  described  in  note  (2),  net   of
      transportation costs.

  Wellhead revenues increased 28% to $192 million in the third quarter of 1997 compared to $150 million in the third quarter of 1996. This increase primarily reflects increased worldwide natural gas volumes, North America crude oil and condensate volumes and average wellhead natural gas prices which were partially offset by lower crude oil and condensate volumes in Trinidad and lower overall crude oil and condensate average wellhead prices.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ENRON OIL & GAS COMPANY


  Third quarter 1997 wellhead natural gas volumes were up approximately 16% from the comparable period in 1996 increasing net operating revenues by approximately $18 million. This is primarily attributable to a 12% increase in North America wellhead natural gas volumes in the third quarter of 1997 compared to the third quarter a year ago. International natural gas volumes increased 43% primarily reflecting the new natural gas flowing from the Tapti field in India. Wellhead natural gas prices in the third quarter of 1997 were 15% higher than the comparable period a year ago adding approximately $19 million to net operating revenues. A 16% increase in wellhead crude oil and condensate volumes more than offset a 9% decrease in average prices in the third quarter of 1997 as compared to third quarter of 1996 resulting in a net increase of $2 million to net operating revenues. A 37% increase in North America wellhead crude oil and condensate volumes was partially offset by a decline in crude oil production from the Ibis field offshore Trinidad.

  Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenue by $2 million during the third quarter of 1997, compared to an $18 million increase in the third quarter of 1996. A $5 million revenue reduction related to natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the third quarter of 1997 partially offset greater wellhead price benefits noted above and compares to a $17 million increase associated with similar transactions a year ago.

  During the third quarter of 1997, operating expenses of $144 million were approximately $20 million higher than in the third quarter of 1996. Lease and well expenses increased $4 million primarily due to expanded operations. Third quarter 1997 exploration expenses decreased by approximately $3 million compared to third quarter 1996 primarily due to a larger portion of anticipated expenses being incurred in the first half of 1997 compared to 1996. Depreciation, depletion and amortization ("DD&A") expense increased approximately $13 million primarily reflecting an increase in North America production volumes. The average DD&A rate in the third quarter of 1997 was $.75 per thousand cubic feet equivalent ("Mcfe") compared to $.72 per Mcfe in the third quarter of 1996 primarily reflecting the impact of a change in production mix. Taxes other than income increased approximately $3 million over the comparable period in 1996 related primarily to increased wellhead revenues in North America.

  Net interest expense of $8 million was approximately $7 million higher than the $1 million incurred in the third quarter of 1996 primarily reflecting a higher average debt level during the third quarter of 1997 as compared to the same quarter in 1996.

  Income tax provision decreased $2 million for the third quarter of 1997 as compared to the third quarter of 1996 partially reflecting lower income before income taxes.

  Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ENRON OIL & GAS COMPANY



  Nine Months Ended September 30, 1997
  vs. Nine Months Ended September 30, 1996

  In the first nine months of 1997, the Company generated net income of $79 million compared to net income of $105 million for the first nine months of 1996. Net operating revenues for the first nine months of 1997 were $546 million as compared to $526 million for the comparable period a year ago.

  Wellhead volume and price statistics are as follows:
                                                          1997      1996

Natural Gas Volumes (MMcf/d)(1)
 United States (2)                                        657       598
 Canada                                                    99        97
   North America                                          756       695
 Trinidad                                                 114       126
 India                                                     11         -
   Total                                                  881       821

Average Natural Gas Prices ($/Mcf)(3)
 United States (4)                                     $ 2.19    $ 1.82
 Canada                                                  1.39      1.11
   North America Composite                               2.09      1.72
 Trinidad                                                1.04      1.00
 India                                                   2.93         -
   Total Composite                                       1.96      1.61

Crude Oil/Condensate Volumes (MBbl/d)(1)
 United States                                           11.4       8.6
 Canada                                                   2.4       2.4
   North America                                         13.8      11.0
 Trinidad                                                 3.5       5.6
 India                                                    1.8       2.8
   Total                                                 19.1      19.4

Average Crude Oil/Condensate Prices ($/Bbl)(3)
 United States                                         $20.24    $20.72
 Canada                                                 17.30     17.76
   North America Composite                              19.72     20.09
 Trinidad                                               18.88     18.95
 India                                                  20.78     19.09
   Total Composite                                      19.66     19.62

  (1) Million cubic feet per day or thousand barrels per
      day, as applicable.
  (2) Includes 48 MMcf per day for the nine-month periods ended September 30, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
  (3) Dollars per thousand cubic feet or per barrel,  as
      applicable.
  (4) Includes an average equivalent wellhead value of $1.61/Mcf and $.86/Mcf for the nine-month periods ended September 30, 1997 and 1996, respectively, for the volumes described in note (2), net of transportation costs.

  Wellhead revenues increased 24% to $587 million in the first nine months of 1997 compared to $472 million in the first nine months of 1996. This increase primarily reflects increased average wellhead prices for natural gas, crude oil and condensate and natural gas liquids and increased North America volumes.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          ENRON OIL & GAS COMPANY

  Average wellhead natural gas prices were up approximately 22% from the comparable period in 1996 increasing net operating revenues by approximately $86 million. This is attributable to a 22% increase in North America wellhead natural gas prices in the first nine months of 1997 compared to the first nine months a year ago. Wellhead natural gas volumes increased 7% in the first nine months of 1997 compared to the first nine months of 1996 adding approximately $25 million to net operating revenues. Increased natural gas liquids volumes in the first nine months of 1997 added approximately $5 million to net operating revenues. The increase primarily resulted from an acquisition of producing properties in the last quarter of 1996.

  Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenues by $55 million during the first nine months of 1997, compared to a $29 million increase in the first nine months of 1996. A $47 million revenue reduction related to natural gas commodity price hedging activities utilizing NYMEX-related commodity market transactions in the first nine months of 1997 partially offset greater wellhead price benefits noted above and compares to a $17 million increase associated with similar transactions a year ago. A decrease in margins associated with sales and purchases of natural gas and the volumetric production payment reduced net operating revenues by approximately $7 million as compared to a $21 million addition in the first nine months of 1996, primarily resulting from the higher costs of natural gas delivered in 1997.

  During the first nine months of 1997, operating expenses of $427 million were approximately $52 million higher than in the first nine months of 1996. Lease and well expenses increased $15 million primarily due to increased production activities at higher costs in North America to maximize the volumes delivered at the higher product prices available in the first quarter of 1997 and expanded operations. Worldwide increases in exploration activities by the Company in the first nine months of 1997 over the first nine months of 1996 increased exploration expenses by approximately $4 million. The $4 million increase in impairment of unproved oil and gas properties is primarily a result of increased unproved lease acquisitions in North America. DD&A expense increased approximately $22 million in the first nine months of 1997 compared to the first nine months of 1996, primarily reflecting an increase in North America production volumes. The average DD&A rate in the first nine months of 1997 was $.73 per Mcfe compared to $.70 per Mcfe for the first nine months of 1996 which primarily reflects the impact of a change in production mix. Taxes other than income for the first nine months of 1997 increased approximately $10 million over the comparable period in 1996 primarily reflecting increased wellhead revenues in North America.

  Net interest expense of $19 million was approximately $10 million higher in the first nine months of 1997 as compared to the comparable period in 1996 reflecting a higher average debt level during the first nine months of 1997.

  Income tax provision decreased $13 million for the first nine months of 1997 as compared to the first nine months of 1996 primarily due to lower income before income taxes. An approximate $10 million benefit related to the sales of certain international assets and subsidiaries and the refiling of certain Canadian tax returns was recognized in the first nine months of 1997. An approximate $9 million benefit was recognized in the first nine months of 1996 associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.

  Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          ENRON OIL & GAS COMPANY


  Capital Resources and Liquidity

  The Company's primary sources of cash during the nine months ended September 30, 1997 included funds generated from operations and proceeds from borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, common stock repurchases, dividends paid to Company shareholders and the repayment of debt.

  Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses and to include proceeds from sales of reserves and related assets. The Company generated discretionary cash flow of $371 million during the first nine months of 1997 compared to $390 million generated for the comparable period in 1996 primarily reflecting lower proceeds from sales of reserves and related assets partially offset by lower current income taxes.

  Net operating cash flows of $349 million for the first nine months of 1997 increased approximately $64 million as compared to the first nine months of 1996 primarily reflecting changes in working capital requirements resulting from the higher 1996 end of year operating revenues collected in 1997 and lower current income taxes in 1997 partially offset by the higher level of related end of year 1996 accounts payable paid in 1997. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will continue to be sufficient to fund net investing and other cash requirements of the Company for the foreseeable future.

  Exploration and development expenditures for the first nine months of 1997 and 1996 are as follows (in millions):
                                                          1997      1996
North America                                            $ 419     $ 291
Outside North America
 India                                                      51        53
 Other                                                      27        23
Total                                                    $ 497     $ 367


  Exploration and development expenditures for the first nine months of 1997 were higher than expenditures in the first nine months of 1996 primarily due to increased acquisitions and developmental drilling activities in North America.

  The level of exploration and development expenditures will vary in future periods depending on energy market conditions and other related economic factors. The Company has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditures as circumstances warrant. There are no material continuing commitments associated with expenditure plans.

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

                        PART II. OTHER INFORMATION

                          ENRON OIL & GAS COMPANY



ITEM 1.     Legal Proceedings

     See Part I, Item 1, Notes 4 and 11 to Consolidated Financial Statements which are incorporated herein by reference.


ITEM 6.     Exhibits and Reports on Form 8-K

    (a)  Exhibits
      Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

    (b)  Reports on Form 8-K
     Current Report on Form 8-K filed on October 27, 1997 to report the sale on September 29, 1997 of $100 million principal amount of 6.50% Notes due September 15, 2004 pursuant to an underwritten public offering.

                                SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENRON OIL & GAS COMPANY
                              (Registrant)



Date:  November 14, 1997            By       /S/ WALTER C. WILSON
                                            Walter C. Wilson
                                        Senior Vice President and
                                        Chief Financial Officer
                                      (Principal Financial Officer)




Date:   November 14, 1997           By           /S/ BEN B. BOYD
                                              Ben B. Boyd
                                       Vice President and Controller
                                      (Principal Accounting Officer)

                                                                 Exhibit 12

                          Enron Oil & Gas Company
             Computation of Ratio of Earnings to Fixed Charges
                              (In Thousands)
                                (Unaudited)

                            Nine Months
                               Ended                 Year Ended December 31
                              9/30/97    1996      1995      1994      1993       1992

EARNINGS AVAILABLE
 FOR FIXED CHARGES:
Net Income                  $  78,809  $140,008  $142,118  $147,998  $138,025  $ 97,580
Less: Capitalized
Interest Expense              (10,416)   (9,136)   (6,490)   (6,124)   (5,457)   (3,580)
Add: Fixed Charges             28,991    21,997    18,414    14,613    15,378    25,869
Income Tax Provision(Benefit)  23,588    50,954    41,936     5,937   (25,752)  (17,736)
Earnings Available           $120,972  $203,823  $195,978  $162,424  $122,194  $102,133


FIXED CHARGES:
Interest Expense               18,382    12,370    11,310     8,135     9,921    22,289
Capitalized Interest           10,416     9,136     6,490     6,124     5,457     3,580
Rental Expense Representative of
Interest Factor                   193       491       614       354         -         -
Total Fixed Charges          $ 28,991  $ 21,997  $ 18,414  $ 14,613  $ 15,378  $ 25,869

RATIO OF EARNINGS TO
 FIXED CHARGES                   4.17      9.27     10.64     11.12      7.95      3.95
