Form 10-Q
period 1998-03-31
ENRON OIL & GAS CO
filed 1998-05-15
CIK 821189

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  ------------

                                    FORM 10-Q
                                  ------------


X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Yes X No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.


     Common Stock, $.01 Par Value                       154,864,907 shares
---------------------------------------               -----------------------
                CLASS                                    NUMBER OF SHARES


===============================================================================

                             ENRON OIL & GAS COMPANY

                                TABLE OF CONTENTS



                                                                                                       PAGE NO.
                                                                                                       -------
PART I.           FINANCIAL INFORMATION

          ITEM 1.      Financial Statements

          Consolidated Statements of Income and Comprehensive Income -
             Three Months Ended March 31, 1998 and 1997                                                   3
          Consolidated Balance Sheets - March 31, 1998 and December 31, 1997                              4
          Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997              5
          Notes to Consolidated Financial Statements                                                      6

          ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                       8

PART II.          OTHER INFORMATION

          ITEM 1.      Legal Proceedings                                                                 11

          ITEM 4.      Submission of Matters to a Vote of Security Holders                               11

          ITEM 6.      Exhibits and Reports on Form 8-K                                                  11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             ENRON OIL & GAS COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
--------------------------------------------------------------------------------------------------------
                                                                              1998               1997
NET OPERATING REVENUES
Natural Gas
     Trade                                                               $  129,567          $ 141,171
     Associated Companies                                                    23,023             (2,599)
Crude Oil, Condensate and Natural Gas Liquids
     Trade                                                                   30,237             31,211
     Associated Companies                                                     2,739              9,681
Gains on Sales of Reserves and Related Assets and Other, Net                 14,265              1,187
                                                                         ----------          ---------
TOTAL                                                                       199,831            180,651

OPERATING EXPENSES
Lease and Well                                                               24,909             23,469
Exploration                                                                  17,398             15,483
Dry Hole                                                                      7,881                984
Impairment of Unproved Oil and Gas Properties                                 8,348              6,013
Depreciation, Depletion and Amortization                                     71,961             62,639
General and Administrative                                                   16,554             13,607
Taxes Other Than Income                                                      14,494             17,286
                                                                         ----------         ----------
TOTAL                                                                       161,545            139,481

OPERATING INCOME                                                             38,286             41,170

OTHER INCOME (EXPENSE), NET                                                    (970)             1,256
                                                                         ----------         ----------
INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                              37,316             42,426
INTEREST EXPENSE, NET                                                         9,110              5,115
                                                                         ----------         ----------
INCOME BEFORE INCOME TAXES                                                   28,206             37,311
INCOME TAX PROVISION                                                          1,201             14,246
                                                                         ----------         ----------
NET INCOME                                                                   27,005             23,065

Other Comprehensive Income (Loss)
     Foreign Currency Translation Adjustment                                  2,157             (1,000)
                                                                         ----------         ----------

COMPREHENSIVE INCOME                                                     $   29,162         $   22,065
                                                                         ==========         ==========
EARNINGS PER SHARE OF COMMON STOCK
     Basic                                                                      .17                .15
                                                                         ==========         ==========
     Diluted                                                                    .17                .14
                                                                         ==========         ==========

AVERAGE NUMBER OF COMMON SHARES
     Basic                                                                  154,736            158,866
                                                                         ==========         ==========
     Diluted                                                                155,522            159,790
                                                                         ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             ENRON OIL & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   MARCH 31,        DECEMBER 31,
                                                                                     1998               1997
-------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                            $ 5,060           $ 9,330
Accounts Receivable
     Trade                                                                           209,565           185,979
     Associated Companies                                                             27,093            46,120
Inventories                                                                           34,355            32,040
Other                                                                                  7,808             8,566
                                                                                 -----------       -----------
TOTAL                                                                                283,881           282,035

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                                 4,375,212         4,291,405
   Less:  Accumulated Depreciation, Depletion and Amortization                    (1,973,383)       (1,904,198)
                                                                                 -----------       -----------
     Net Oil and Gas Properties                                                    2,401,829         2,387,207
OTHER ASSETS                                                                          53,053            54,113
                                                                                 -----------       -----------
TOTAL ASSETS                                                                     $ 2,738,763       $ 2,723,355
                                                                                 ===========       ===========



                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
     Trade                                                                       $   184,630       $   198,109
     Associated Companies                                                             20,902            37,613
Accrued Taxes Payable                                                                 19,430            28,841
Dividends Payable                                                                      4,712             4,705
Other                                                                                 16,102            21,729
                                                                                 -----------       -----------
TOTAL                                                                                245,776           290,997

LONG-TERM DEBT
     Trade                                                                           764,200           548,775
     Affiliate                                                                        35,000           192,500
OTHER LIABILITIES
     Trade                                                                            20,967            37,739
     Associated Companies                                                             62,050            44,699
DEFERRED INCOME TAXES                                                                285,802           287,678
DEFERRED REVENUE                                                                      25,566            39,918
SHAREHOLDERS' EQUITY
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
   160,000,000 Shares Issued                                                         201,600           201,600
Additional Paid In Capital                                                           402,786           402,877
Unearned Compensation                                                                 (5,665)           (4,694)
Cumulative Foreign Currency Translation Adjustment                                   (17,614)          (19,771)
Retained Earnings                                                                    823,074           800,709
Common Stock Held in Treasury, 5,199,753 shares at March 31, 1998
   and 4,935,744 shares at December 31, 1997                                        (104,779)          (99,672)
                                                                                 -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                         1,299,402         1,281,049

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 2,738,763       $ 2,723,355
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

                             ENRON OIL & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                       1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                                       $    27,005       $    23,065
Items Not Requiring (Providing) Cash
     Depreciation, Depletion and Amortization                                         71,961            62,639
     Impairment of Unproved Oil and Gas Properties                                     8,348             6,013
     Deferred Income Taxes                                                             5,500             5,589
     Other, Net                                                                        2,286              (122)
Exploration Expenses                                                                  17,398            15,483
Dry Hole Expenses                                                                      7,881               984
Gains on Sales of Reserves and Related Assets and Other, Net                         (12,954)             (206)
Other, Net                                                                            (3,428)           (3,357)
Changes in Components of Working Capital and Other Liabilities
     Accounts Receivable                                                              38,955            50,523
     Inventories                                                                      (2,315)           (7,440)
     Accounts Payable                                                                (36,896)          (12,271)
     Accrued Taxes Payable                                                            (9,411)              934
     Other Liabilities                                                                (6,780)            2,760
     Other, Net                                                                       (5,141)           (1,070)

Amortization of Deferred Revenue                                                     (10,688)          (10,688)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                                                  20,167             2,495
                                                                                 -----------       -----------
NET OPERATING CASH INFLOWS                                                           111,888           135,331
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                                 (117,503)         (136,170)
Exploration Expenses                                                                 (17,398)          (15,483)
Dry Hole Expenses                                                                     (7,881)             (984)
Proceeds from Sales of Reserves and Related Assets                                     3,303             2,982
Changes in Components of Working Capital Associated with
   Investing Activities                                                              (20,144)           (2,495)
Other, Net                                                                            (3,259)           (2,404)
                                                                                 -----------       -----------
NET INVESTING CASH OUTFLOWS                                                         (162,882)         (154,554)
FINANCING CASH FLOWS
Long-Term Debt
     Trade                                                                           215,425            52,600
     Affiliate                                                                      (157,500)               -
Dividends Paid                                                                        (4,633)           (4,784)
Treasury Stock Purchased                                                              (7,231)          (34,078)
Proceeds from Sales of Treasury Stock                                                    755             1,185
Other, Net                                                                               (92)              266
                                                                                 -----------       -----------
NET FINANCING CASH INFLOWS                                                            46,724            15,189
                                                                                 -----------       -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                 (4,270)           (4,034)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       9,330             7,644
                                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     5,060       $     3,610
                                                                                 ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Enron Oil & Gas Company and subsidiaries (the "Company") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     As more fully discussed in notes 1 and 13 to the consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K, the Company engages in price risk management activities from time to time primarily for non-trading and to a lesser extent for trading purposes. Derivative financial instruments (primarily price swaps and costless collars) are utilized for non-trading purposes to hedge the impact of market fluctuations on natural gas and crude oil market prices. Hedge accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. Gains and losses on derivative financial instruments used for hedging purposes are recognized as revenue in the same period as the hedged item. Gains and losses on hedging instruments that are closed prior to maturity are deferred in the consolidated balance sheets. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses using the mark-to-market method of accounting. Derivative and other financial instruments utilized in connection with trading activities, primarily price swaps and call options, are accounted for using the mark-to-market method, under which changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The cash flow impact of derivative and other financial instruments used for non-trading and trading purposes is reflected as cash flows from operating activities in the consolidated statements of cash flows.

2. Natural gas revenues, trade for the three-month periods ended March 31, 1998 and 1997, is net of costs of natural gas purchased for sale related to natural gas marketing activities of $12.5 million and $23.0 million, respectively. Natural gas revenues, associated for the three-month periods ended March 31, 1998 and 1997, is net of costs of natural gas purchased for sale related to natural gas marketing activities of $12.4 million and $11.6 million, respectively.

3. Income tax provision for the three-month periods ended March 31, 1998 and 1997 includes tax benefits of $1.3 million and $3.2 million, respectively, related to tight gas sand federal income tax credit utilization. Additionally, the income tax provision for the three-month period ended March 31, 1998 includes a benefit of $3.8 million from certain recently incurred international costs and other benefits of $5.0 million from the resolution of certain domestic and international issues.

4. The difference between the average number of common shares outstanding for basic and diluted earnings per share of common stock is due to the assumed issuance of common shares relating to employee stock options in each period presented.

                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Enron Oil & Gas India Ltd. ("EOGIL"), a wholly-owned subsidiary of the Company, is a respondent in two public interest lawsuits filed in the Delhi High Court, India. The first (the "Wadehra Action") was brought by B. L. Wadehra, an Indian public interest lawyer, against the Union of India, EOGIL, EOGIL co-participants in the Panna and Mukta fields, Reliance Industries Limited ("Reliance") and Oil & Natural Gas Corporation Limited ("ONGC"), and certain other respondents. ONGC is the Indian national oil company and is wholly-owned by the Union of India. The second suit (the "CPIL Action") was brought by the Centre for Public Interest Litigation and the National Alliance of People's Movement against the Union of India, the Central Bureau of Investigation, ONGC, Reliance and EOGIL. Petitioners in both the Wadehra Action and the CPIL Action allege various improprieties in the award of the Panna and Mukta fields to EOGIL, Reliance and ONGC, and seek the cancellation of the Production Sharing Contract for the Panna and Mukta fields. The Union of India is vigorously disputing these allegations. The Company believes that the public competitive bidding process for the fields was fair and that the award of these fields to EOGIL, Reliance and ONGC was proper. Although no assurances can be given, based on currently available information the Company believes that the claims made by the petitioners in both actions are without merit, and that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or results of operations. There are various other suits and claims against the Company that have arisen in the ordinary course of business. However, management does not believe these suits and claims will individually or in the aggregate have a material adverse effect on the Company's financial condition or results of operations. The Company has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a materially adverse effect on the financial condition or results of operations of the Company.

6. In April 1998, the Company issued, pursuant to a public offering, $150 million of 6.65% Notes due April 1, 2028.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             ENRON OIL & GAS COMPANY

     The following review of operations for the three-month periods ended March 31, 1998 and 1997 should be read in conjunction with the consolidated financial statements of the Company and Notes thereto.

RESULTS OF OPERATIONS
Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

     In the first quarter of 1998, Enron Oil & Gas Company (the "Company") generated net income of $27 million compared to net income of $23 million for the first quarter of 1997. Net operating revenues for the first quarter of 1998 were $200 million as compared to $181 million for the first quarter of 1997.

     Wellhead volume and price statistics are as follows:

-------------------------------------------------------------------------------
                                                        1998              1997
-------------------------------------------------------------------------------
NATURAL GAS VOLUMES (MMCF PER DAY)(1)
    United States (2)                                    644               643
    Canada                                               101                95
                                                        ----               ---
      North America                                      745               738
    Trinidad                                             109               112
    India                                                 47                 -
                                                         ---                --
      TOTAL                                              901               850
                                                        ====              ====

AVERAGE NATURAL GAS PRICES ($/MCF)(3)
    United States (4)                                 $ 2.01            $ 2.71
    Canada                                              1.39              1.71
      North America Composite                           1.93              2.58
    Trinidad                                            1.09              1.04
    India                                               2.70                 -
      COMPOSITE                                         1.86              2.38

CRUDE OIL/CONDENSATE VOLUMES (MBBL PER DAY)(1)
    United States                                       12.6              10.7
    Canada                                               2.7               2.4
                                                        ----              ----
      North America                                     15.3              13.1
    Trinidad                                             2.8               3.7
    India                                                4.2               2.8
                                                        ----              ----
      TOTAL                                             22.3              19.6
                                                       =====             =====

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/BBL)(3)
    United States                                     $14.68            $22.33
    Canada                                             13.97             18.04
      North America Composite                          14.55             21.55
    Trinidad                                           14.03             21.56
    India                                              15.33             22.99
      COMPOSITE                                        14.64             21.76

NATURAL GAS EQUIVALENT VOLUMES (MMCFE PER DAY)(5)
    United States (2)                                    735               723
    Canada                                               124               117
                                                        ----              ----
      North America                                      859               840
    Trinidad                                             126               134
    India                                                 73                17
                                                       -----               ---
      TOTAL                                            1,058               991
                                                       =====              ====

TOTAL BCFE(5) DELIVERIES                                  95                89
-------------------------------------------------------------------------------

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Includes 48 MMcf per day for the three-month periods ended March 31, 1998 and 1997 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(3) Dollars per thousand cubic feet or per barrel, as applicable.
(4) Includes an average equivalent wellhead value of $1.62/Mcf and $2.47/Mcf for the three-month periods ended March 31, 1998 and 1997, respectively, for the volumes described in note (2), net of transportation costs.
(5) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY


     Wellhead revenues decreased 19% to $184 million in the first quarter of 1998 compared to $226 million in the first quarter of 1997 primarily due to lower average wellhead prices for natural gas, crude oil and condensate and natural gas liquids. First quarter 1998 average wellhead natural gas prices for North America decreased approximately 25% from the comparable period in 1997 reducing net operating revenues by approximately $44 million. Average wellhead crude oil and condensate prices were down by nearly 33% worldwide decreasing net operating revenues by $14 million.

     First quarter 1998 wellhead natural gas volumes were approximately 6% higher than the comparable period in 1997, increasing net operating revenues by $13 million. This increase was primarily due to 47 MMcf per day from the Tapti and Panna fields in India which had not commenced production in the first quarter of 1997. Wellhead crude oil and condensate volumes were higher than the prior year period increasing net operating revenues by approximately $5 million as North America production increased 17% and production from the Panna and Mukta fields in India was up by 50%.

     Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment increased net operating revenue by $2 million during the first quarter of 1998, compared to a $46 million reduction in the first quarter of 1997.

     Gains on sale of reserves and related assets and other, net totaled $14 million in the first quarter of 1998 compared to $1 million in the comparable period of 1997. Included in 1998 are $27 million in gains on the sale of producing properties in South Texas and other revenues of $1 million partially offset by nonrecurring charges of $14 million associated with the costs of terminating certain physical natural gas contracts.

     During the first quarter of 1998, operating expenses of $162 million were approximately $22 million higher than in the first quarter of 1997. Depreciation, depletion and amortization expense ("DD&A") increased by $9 million reflecting increased production volumes in North America and India and a higher per unit rate of $.76 per thousand cubic feet equivalent ("Mcfe") compared to $.70 in the first quarter of 1997. Dry hole expense increased by $7 million as a result of increased exploratory drilling activity in North America. First quarter 1998 exploration expenses were up $2 million due to increased exploration activity in North America, primarily offshore Gulf of Mexico.

     The per unit operating costs of the Company for lease and well, DD&A, general and administrative, interest expense, and taxes other than income averaged $1.44 per Mcfe during the first quarter of 1998 compared to $1.37 per Mcfe during the first quarter of 1997. This increase is primarily due to a higher per unit rate of DD&A expense and increased interest expense associated with expanded worldwide operations and stock repurchases.

     Income tax provision decreased $13 million for the first quarter of 1998 as compared to the first quarter of 1997 primarily due to lower income before income tax, a $3.8 million benefit associated with certain recently incurred international costs and approximately $5.0 million of other benefits from resolution of certain domestic and international issues.

     Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)
                             ENRON OIL & GAS COMPANY


CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of cash during the three months ended March 31, 1998, included funds generated from operations and proceeds from new borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, common stock repurchases, dividends paid to Company shareholders and the repayment of debt.

     Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses. The Company generated discretionary cash flow of $124 million during the first three months of 1998 compared to $110 million generated for the comparable period in 1997 primarily due to increased cash operating revenues and lower current income taxes partially offset by higher interest expense.

     Net operating cash flows of $112 million for the first three months of 1998 decreased approximately $23 million as compared to the first three months of 1997 primarily reflecting increased working capital requirements for operating activities. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1998 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

     Exploration and development expenditures for the first three months of 1998 and 1997 are as follows (in millions):

-------------------------------------------------------------------------------
                                                       1998              1997
-------------------------------------------------------------------------------
NORTH AMERICA                                         $ 120             $ 115
OUTSIDE NORTH AMERICA
   India                                                 13                26
   Other                                                 10                12
                                                      -----             -----
TOTAL                                                 $ 143             $ 153
                                                      =====             =====
-------------------------------------------------------------------------------


     Exploration and development expenditures of $143 million for the first three months of 1998 were $10 million lower than expenditures in the first three months of 1997 primarily due to lower expenditures in India due to the completion of production facilities in 1997. Expenditures in North America were $5 million higher than the prior year period due to increased exploratory and developmental drilling activities.

     During the quarter ended March 31, 1998, the Company closed a sale of South Texas reserves and related assets and received the proceeds on April 2, 1998. The proceeds from this sale were approximately $46 million for proved reserves of 31 Bcfe. Early in the second quarter of 1998, the Company completed the purchase of properties in the East Texas area for approximately $27 million with approximately 27 Bcfe of proved reserves.

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

                           PART II. OTHER INFORMATION

                             ENRON OIL & GAS COMPANY


ITEM 1.   Legal Proceedings

  See Part 1, Item 1, Note 5 to Consolidated Financial Statements which is incorporated herein by reference.


ITEM 4.   Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders of Enron Oil & Gas Company was held on May 5, 1998 in Houston, Texas, for the purpose of electing a board of directors and ratifying the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

      (a) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

                                               Shares                Shares
                  Nominee                        For                Withheld
                  -------                       -----               --------
            Fred C. Ackman                   138,527,237             240,841
            James V. Derrick, Jr.            138,412,917             355,161
            Ken L. Harrison                  138,532,356             235,722
            Forrest E. Hoglund               138,443,960             324,118
            Kenneth L. Lay                   138,441,930             326,148
            Edward Randall, III              138,522,009             246,069
            Jeffery K. Skilling              138,439,228             328,850
            Frank G. Wisner                  138,521,665             246,413

      (b) The appointment of Arthur Andersen LLP, independent public accountants, as auditors for the year ending December 31, 1998 was approved by the following vote: 138,583,230 shares for; 99,687 shares against; and 85,161 shares abstaining.



ITEM 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges



      (b) Reports on Form 8-K

          Current Report on Form 8-K filed on April 17, 1998 to report the sale on April 8, 1998 of $150 million principal amount of 6.65% notes due April 1, 2028 pursuant to an underwritten public offering.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ENRON OIL & GAS COMPANY
                                           (Registrant)



Date:  May 15, 1998                        By      /S/ W. C. WILSON
                                               -----------------------
                                                       W. C. Wilson
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)




Date:   May 15, 1998                      By        /S/ BEN B. BOYD
                                             -------------------------
                                                        Ben B. Boyd
                                               Vice President and Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

         Exhibit 27 - Financial Data Schedule