Form 10-Q
period 1998-06-30
ENRON OIL & GAS CO
filed 1998-08-14
CIK 821189

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes X    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998.

     Common Stock, $.01 Par Value                 154,503,355 shares
     ----------------------------                 ------------------
               Class                               Number of Shares

================================================================================

                            ENRON OIL & GAS COMPANY

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

     Consolidated Statements of Income - Three Months Ended June 30, 1998 and
       1997 and Six Months Ended June 30, 1998 and 1997
     Consolidated Balance Sheets - June 30, 1998 and December 31, 1997 Consolidated Statements of Cash Flows - Six Months Ended
       June 30, 1998 and 1997
     Notes to Consolidated Financial Statements

     ITEM 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

PART II. OTHER INFORMATION

     ITEM 1.      Legal Proceedings

     ITEM 6.      Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                             ENRON OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                    ------------------------      ------------------------
                                                                      1998           1997           1998           1997
                                                                    ---------      ---------      ---------      ---------
NET OPERATING REVENUES
Natural Gas
      Trade                                                         $ 135,113      $ 111,689      $ 264,680      $ 252,860
      Associated Companies                                             15,510         21,247         38,533         18,648
Crude Oil, Condensate and Natural Gas Liquids
      Trade                                                            27,277         20,499         57,514         51,710
      Associated Companies                                              2,815          9,900          5,554         19,581
Gains on Sales of Reserves and Related Assets and Other, Net            2,592          8,418         16,857          9,605
                                                                    ---------      ---------      ---------      ---------
TOTAL                                                                 183,307        171,753        383,138        352,404

OPERATING EXPENSES
Lease and Well                                                         22,857         25,973         47,766         49,442
Exploration                                                            16,600         15,019         33,998         30,502
Dry Hole                                                                2,281          1,586         10,162          2,570
Impairment of Unproved Oil and Gas Properties                           7,355          6,900         15,703         12,913
Depreciation, Depletion and Amortization                               73,071         69,183        145,032        131,822
General and Administrative                                             15,204         12,114         31,758         25,721
Taxes Other Than Income                                                13,270         12,359         27,764         29,645
                                                                    ---------      ---------      ---------      ---------
TOTAL                                                                 150,638        143,134        312,183        282,615
                                                                    ---------      ---------      ---------      ---------

OPERATING INCOME                                                       32,669         28,619         70,955         69,789

OTHER INCOME (EXPENSE), NET                                               (73)           956         (1,043)         2,212
                                                                    ---------      ---------      ---------      ---------

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                        32,596         29,575         69,912         72,001
INTEREST EXPENSE, NET                                                  10,423          5,464         19,533         10,579
                                                                    ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                                             22,173         24,111         50,379         61,422
INCOME TAX PROVISION (BENEFIT)                                          8,916           (460)        10,117         13,786
                                                                    ---------      ---------      ---------      ---------

NET INCOME                                                          $  13,257      $  24,571      $  40,262      $  47,636
                                                                    =========      =========      =========      =========

EARNINGS PER SHARE OF COMMON STOCK
      Basic                                                         $    0.09      $    0.16      $    0.26      $    0.30
                                                                    =========      =========      =========      =========
      Diluted                                                       $    0.09      $    0.16      $    0.26      $    0.30
                                                                    =========      =========      =========      =========

AVERAGE NUMBER OF COMMON SHARES
      Basic                                                           154,857        157,489        154,797        158,177
                                                                    =========      =========      =========      =========
      Diluted                                                         155,770        157,950        155,646        158,899
                                                                    =========      =========      =========      =========

       The accompanying notes are an integral part of these consolidated financial statements.

                             ENRON OIL & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        JUNE 30,       DECEMBER 31,
                                                                         1998             1997
                                                                      -----------      ------------
                                                                      (UNAUDITED)
                                          ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                             $    13,568      $     9,330
Accounts Receivable
      Trade                                                               161,657          185,979
      Associated Companies                                                 26,675           46,120
Inventories                                                                34,816           32,040
Other                                                                       8,413            8,566
                                                                      -----------      -----------
TOTAL                                                                     245,129          282,035

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                      4,487,783        4,291,405
   Less:  Accumulated Depreciation, Depletion and Amortization         (2,027,948)      (1,904,198)
                                                                      -----------      -----------
      Net Oil and Gas Properties                                        2,459,835        2,387,207
OTHER ASSETS                                                               57,997           54,113
                                                                      -----------      -----------
TOTAL ASSETS                                                          $ 2,762,961      $ 2,723,355
                                                                      ===========      ===========


                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
      Trade                                                           $   166,066      $   198,109
      Associated Companies                                                 36,803           37,613
Accrued Taxes Payable                                                      14,633           28,841
Dividends Payable                                                           4,724            4,705
Other                                                                      16,942           21,729
                                                                      -----------      -----------
TOTAL                                                                     239,168          290,997

LONG-TERM DEBT
      Trade                                                               850,860          548,775
      Affiliate                                                                --          192,500
OTHER LIABILITIES
      Trade                                                                18,119           37,739
      Associated Companies                                                 48,069           44,699
DEFERRED INCOME TAXES                                                     291,498          287,678
DEFERRED REVENUE                                                           15,413           39,918
SHAREHOLDERS' EQUITY
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
   160,000,000 Shares Issued                                              201,600          201,600
Additional Paid In Capital                                                402,647          402,877
Unearned Compensation                                                      (5,474)          (4,694)
Cumulative Foreign Currency Translation Adjustment                        (26,799)         (19,771)
Retained Earnings                                                         831,684          800,709
Common Stock Held in Treasury, 5,158,156 shares at
   June 30, 1998 and 4,935,744 shares at December 31, 1997               (103,824)         (99,672)
                                                                      -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                                              1,299,834        1,281,049
                                                                      -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 2,762,961      $ 2,723,355
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

                             ENRON OIL & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                     1998            1997
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                         $  40,262      $  47,636
Items Not Requiring  Cash
      Depreciation, Depletion and Amortization                       145,032        131,822
      Impairment of Unproved Oil and Gas Properties                   15,703         12,913
      Deferred Income Taxes                                           11,980          6,372
      Other, Net                                                       3,520            983
Exploration Expenses                                                  33,998         30,502
Dry Hole Expenses                                                     10,162          2,570
Gains on Sales of Reserves and Related Assets and Other, Net         (13,447)        (7,492)
Other, Net                                                            (4,100)        (4,141)
Changes in Components of Working Capital and Other Liabilities
      Accounts Receivable                                             40,213         73,389
      Inventories                                                     (2,776)        (8,727)
      Accounts Payable                                               (37,391)       (42,861)
      Accrued Taxes Payable                                          (14,208)        (8,824)
      Other Liabilities                                              (23,196)         1,350
      Other, Net                                                      (5,034)          (611)
Amortization of Deferred Revenue                                     (21,494)       (21,494)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                                  14,665         29,456
                                                                   ---------      ---------
NET OPERATING CASH INFLOWS                                           193,889        242,843
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                 (270,684)      (297,069)
Exploration Expenses                                                 (33,998)       (30,502)
Dry Hole Expenses                                                    (10,162)        (2,570)
Proceeds from Sales of Reserves and Related Assets                    54,688         15,822
Changes in Components of Working Capital Associated with
   Investing Activities                                              (14,518)       (30,187)
Other, Net                                                            (5,604)        (1,971)
                                                                   ---------      ---------
NET INVESTING CASH OUTFLOWS                                         (280,278)      (346,477)
FINANCING CASH FLOWS
Long-Term Debt
      Trade                                                          302,085        168,600
      Affiliate                                                     (192,500)            --
Dividends Paid                                                        (9,268)        (9,519)
Treasury Stock Purchased                                              (7,969)       (49,194)
Proceeds from Sales of Treasury Stock                                  2,222          1,546
Other, Net                                                            (3,943)         1,088
                                                                   ---------      ---------
NET FINANCING CASH INFLOWS                                            90,627        112,521
                                                                   ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                  4,238          8,887
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       9,330          7,644
                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  13,568      $  16,531
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

2. Income tax provision (benefit) for the three-month and six-month periods ended June 30, 1998 and 1997 includes tax benefits of $2.5 million, $2.0 million, $3.8 million and $5.2 million, respectively, related to tight gas sand federal income tax credit utilization. Additionally, the income tax provision for the six-month period ended June 30, 1998 includes a benefit of $3.4 million from certain recently incurred international costs and other benefits of $5.0 million from the resolution of certain domestic and international issues. Income tax provision (benefit) for the three-month and six-month periods ended June 30, 1997 includes benefits of $9.7 million related to the sales of certain international assets and subsidiaries and the refiling of certain Canadian tax returns.

3. Natural gas revenues, trade for the three-month and six-month periods ended June 30, 1998 and 1997, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $11.8 million, $16.3 million, $24.3 million and $39.4 million, respectively. Natural gas revenues, associated for the three-month and six-month periods ended June 30, 1998 and 1997, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $12.0 million, $11.6 million, $24.4 million and $23.2 million, respectively.

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

6. In April 1998, the Company issued, pursuant to a public offering, $150 million of 6.65% Notes due April 1, 2028.

7. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity report a total for comprehensive income in condensed financial statements of interim periods.

     The Company's total comprehensive income was $4 million, $24 million, $33 million and $46 million for the three-month and six-month periods ended June 30, 1998 and 1997, respectively. The only adjustment made to net income in the periods was for foreign currency translation adjustment.

8.   In June 1998, the Financial Accounting Standards Board issued SFAS
     No. 133 - "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The statement cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997.

     The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of income and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption. However, based on the Company's current level of derivative and hedging activities, the Company does not expect the impact of adoption to be material.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            ENRON OIL & GAS COMPANY

     The following review of operations for the three-month and six-month periods ended June 30, 1998 and 1997 should be read in conjunction with the consolidated financial statements of Enron Oil & Gas Company (the "Company") and Notes thereto.

RESULTS OF OPERATIONS
Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

     The Company generated second quarter net income of $13 million compared to net income of $25 million for the second quarter of 1997. Net operating revenues were $183 million as compared to $172 million for the second quarter of 1997. Operating income of $33 million increased $4 million, or 14%, as compared to the second quarter of last year.

Wellhead volume and price statistics are as follows:

                                                          1998          1997
                                                         ------        ------
NATURAL GAS VOLUMES (MMCF PER DAY)(1)
      United States (2)                                     624           689
      Canada                                                 98            92
                                                         ------        ------
         North America                                      722           781
      Trinidad                                              132           114
      India                                                  53             1
                                                         ------        ------
         TOTAL                                              907           896
                                                         ======        ======

AVERAGE NATURAL GAS PRICES ($/MCF)(3)
      United States (4)                                  $ 2.04        $ 1.87
      Canada                                               1.41          1.25
         North America Composite                           1.96          1.80
      Trinidad                                             1.08          1.04
      India                                                2.57          2.97
         COMPOSITE                                         1.87          1.70

CRUDE OIL/CONDENSATE VOLUMES (MBBL PER DAY)(1)
      United States                                        12.2          11.2
      Canada                                                2.5           2.4
                                                         ------        ------
         North America                                     14.7          13.6
      Trinidad                                              2.9           3.5
      India                                                 4.8            --
                                                         ------        ------
         TOTAL                                             22.4          17.1
                                                         ======        ======

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/BBL)(3)
      United States                                      $13.10        $19.42
      Canada                                              11.47         16.49
         North America Composite                          12.82         18.89
      Trinidad                                            13.31         16.09
      India                                               13.41            --
         COMPOSITE                                        13.01         18.31

NATURAL GAS EQUIVALENT VOLUMES (MMCFE PER DAY)(5)
      United States (2)                                     713           769
      Canada                                                119           113
                                                         ------        ------
         North America                                      832           882
      Trinidad                                              149           135
      India                                                  82             1
                                                         ------        ------
         TOTAL                                            1,063         1,018
                                                         ======        ======

TOTAL BCFE(5)DELIVERIES                                      97            93

--------------------------------------------------------------------------------
   (1) Million cubic feet per day or thousand barrels per day, as applicable.

   (2) Includes 48 MMcf per day for the three-month periods ended June 30, 1998 and 1997 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.

   (3) Dollars per thousand cubic feet or per barrel, as applicable.

   (4) Includes an average equivalent wellhead value of $1.57/Mcf and $1.24/Mcf for the three-month periods ended June 30, 1998 and 1997, respectively, for the volumes described in note (2), net of transportation costs.

   (5) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                            ENRON OIL & GAS COMPANY


     Wellhead revenues increased 8% to $183 million in the second quarter of 1998 compared to $170 million in the second quarter of 1997 primarily due to higher wellhead natural gas prices in North America and increased production volumes of natural gas and crude oil and condensate in India. Second quarter 1998 average wellhead natural gas prices for North America were approximately 9% higher than the comparable period of 1997 increasing net operating revenues by approximately $10 million. Average wellhead crude oil and condensate prices were down by 29% worldwide decreasing net operating revenues by $11 million.

     Second quarter wellhead natural gas volumes were slightly higher than the comparable period in 1997 increasing net operating revenues by $6 million. This increase was primarily due to 53 MMcf per day from the Tapti and Panna fields in India, which did not begin sales of natural gas until late in the second quarter of 1997. North America wellhead natural gas production was approximately 8% lower than the prior year period. The prior year period reflected benefits from higher production prior to payout of a South Texas property. Wellhead crude oil and condensate volumes were 31% higher than the prior year period increasing net operating revenues by nearly $9 million, primarily due to increased production from the Panna and Mukta fields in India which were shut down during the second quarter of 1997 to allow for the conversion from temporary to permanent production facilities. North America wellhead crude oil and condensate production increased 8% from the second quarter of 1997.

     Gains on sales of reserves and related assets and other, net totaled $3 million in the second quarter of 1998 compared to $8 million in the comparable period of 1997. Included in 1997 were $5 million in net gains on the sale of certain international assets and subsidiaries and $2 million in gains on the sale of producing properties in North America.

     During the second quarter of 1998, operating expenses of $151 million were approximately $8 million higher than in the second quarter of 1997. Depreciation, depletion and amortization ("DD&A") expense increased by $4 million reflecting increased international production volumes and a higher per unit rate in North America. General and administrative ("G&A") expense increased approximately $3 million due primarily to expanded worldwide operations. Exploration expenses and dry hole expenses were $2 million higher than the second quarter of 1997 due to increased exploration activities in North America. Lease and well expense decreased $3 million due primarily to certain North America workover expenses included in the prior year period. Taxes other than income were $1 million higher than the second quarter of 1997 due to an increase in taxable wellhead revenues as discussed above.

     The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense, and taxes other than income averaged $1.39 per Mcfe during the second quarter of 1998 compared to $1.35 per Mcfe during the second quarter of 1997. This increase is primarily due to a higher per unit rate of interest expense, G&A expense and DD&A expense, partially offset by a lower per unit rate of lease and well expense.

     Net interest expense increased $5 million as compared to the second quarter of 1997 reflecting a higher level of long-term debt due to expanded worldwide operations and stock repurchases.

     Income tax provision (benefit) increased $9 million as compared to the second quarter of 1997 primarily due to benefits of $9.7 million related to the sales of certain international assets and subsidiaries and the refiling of certain Canadian tax returns in the prior year period.

     Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)
                            ENRON OIL & GAS COMPANY

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

     In the first half of 1998, the Company generated net income of $40 million compared to net income of $48 million for the first half of 1997. Net operating revenues for the first half of 1998 were $383 million as compared to $352 million for the first half of 1997. Operating income of $71 million increased $1 million as compared to the prior year period.

     Wellhead volume and price statistics are as follows:

                                                       1998           1997
                                                      ------        ------
NATURAL GAS VOLUMES (MMCF PER DAY)
      United States (1)                                  634           666
      Canada                                              99            93
                                                      ------        ------
         North America                                   733           759
      Trinidad                                           121           113
      India                                               50             1
                                                      ------        ------
         TOTAL                                           904           873
                                                      ======        ======

AVERAGE NATURAL GAS PRICES ($/MCF)
      United States (2)                               $ 2.03        $ 2.28
      Canada                                            1.40          1.48
         North America Composite                        1.94          2.18
      Trinidad                                          1.08          1.04
      India                                             2.63          2.97
         COMPOSITE                                      1.87          2.03

CRUDE OIL/CONDENSATE VOLUMES (MBBL PER DAY)
      United States                                     12.4          10.9
      Canada                                             2.6           2.4
                                                      ------        ------
         North America                                  15.0          13.3
      Trinidad                                           2.8           3.6
      India                                              4.5           1.4
                                                      ------        ------
         TOTAL                                          22.3          18.3
                                                      ======        ======

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/BBL)
      United States                                   $13.90        $20.84
      Canada                                           12.77         17.25
         North America Composite                       13.70         20.19
      Trinidad                                         13.66         18.86
      India                                            14.31         22.99
         COMPOSITE                                     13.82         20.15

NATURAL GAS EQUIVALENT VOLUMES (MMCFE PER DAY)
      United States (1)                                  724           746
      Canada                                             121           115
                                                      ------        ------
         North America                                   845           861
      Trinidad                                           138           135
      India                                               78             9
                                                      ------        ------
         TOTAL                                         1,061         1,005
                                                      ======        ======

TOTAL BCFE DELIVERIES                                    192           182

--------------------------------------------------------------------------------
   (1) Includes 48 MMcf per day for the six-month periods ended June 30, 1998 and 1997 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.

   (2) Includes an average equivalent wellhead value of $1.59/Mcf and $1.85/Mcf for the six-month periods ended June 30, 1998 and 1997, respectively, for the volumes described in note (1), net of transportation costs.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                           ENRON OIL & GAS COMPANY

     Wellhead revenues decreased 7% to $367 million in the first half of 1998 compared to $396 million in the first half of 1997, primarily due to lower average wellhead prices for natural gas, crude oil and condensate and natural gas liquids, partially offset by increased production volumes of natural gas and crude oil and condensate in India. First half 1998 average wellhead natural gas prices were approximately 8% lower than the comparable period of 1997 reducing net operating revenues by approximately $34 million. Average wellhead crude oil and condensate prices were down by 31% worldwide decreasing net operating revenues by $26 million.

     First half wellhead natural gas volumes were approximately 4% higher than the comparable period in 1997 increasing net operating revenues by $18 million. This increase was primarily due to 50 MMcf per day from the Tapti and Panna fields in India, which did not begin sales of natural gas until late in the second quarter of 1997. North America wellhead natural gas production was approximately 4% lower than the prior year period, which reflected benefits from higher production prior to pay-out of a South Texas property. Wellhead crude oil and condensate volumes were 22% higher than the prior year period increasing net operating revenues by nearly $15 million, primarily due to a 13% increase in North America volumes and increased production from the Panna and Mukta fields in India resulting from the ongoing development program and the previously mentioned shut-down in the second quarter of 1997.

     Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment decreased net operating revenue by less than $1 million during the first half of 1998, compared to a $53 million reduction in the first half of 1997.

     During the first half of 1998, operating expenses of $312 million were approximately $30 million higher than the first half of 1997. DD&A expense increased approximately $13 million compared to the first half of 1997, primarily reflecting a higher per unit rate in North America and increased international production volumes. Dry hole expenses and exploration expenses increased $8 million and $3 million, respectively, primarily due to an increase in exploratory drilling and other exploration activities in North America during the first half of 1998. G&A expense was $6 million higher than the comparable prior year period due primarily to expanded worldwide operations.

     The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense and taxes other than income averaged $1.42 per Mcfe during the first half of 1998 compared to $1.36 per Mcfe in 1997. This increase is primarily due to a higher per unit rate of interest expense, DD&A expense and G&A expense, partially offset by a lower per unit rate of lease and well expense and taxes other than income.

     Net interest expense increased $9 million during the first half of 1998 reflecting a higher level of long-term debt due to expanded worldwide operations and stock repurchases.

     Income tax provision decreased $4 million in the first half of 1998 as compared to the first half of 1997 primarily due to lower income before income taxes. The 1998 income tax provision included a $3.4 million benefit associated with certain recently incurred international costs and approximately $5.0 million of other benefits from resolution of certain domestic and international issues. In 1997, the Company recognized $9.7 million in benefits related to the sales of certain international assets and subsidiaries and the refiling of certain Canadian tax returns.

     Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                            ENRON OIL & GAS COMPANY

Capital Resources and Liquidity

     The Company's primary sources of cash during the six months ended June 30, 1998, included funds generated from operations, proceeds from sales of selected oil and gas reserves and related assets and proceeds from new borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, common stock repurchases, dividends paid to Company shareholders and the repayment of debt.

     Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income to eliminate the effects of DD&A, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of reserves and related assets, certain other miscellaneous non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole expenses. The Company generated discretionary cash flow of $243 million during the first six months of 1998 compared to $221 million generated for the comparable period in 1997 primarily reflecting increased cash operating revenues and lower current income taxes partially offset by higher interest expense.

     Net operating cash flows of $194 million for the first half of 1998 decreased approximately $49 million as compared to the first half of 1997 primarily reflecting increased working capital for operating activities. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives in 1998 will be sufficient to fund net investing and other cash requirements of the Company for the remainder of the year.

     Exploration and development expenditures for the first six months of 1998 and 1997 are as follows (in millions):

                          1998     1997
                          ----     ----
NORTH AMERICA             $263     $271
OUTSIDE NORTH AMERICA
      India                 25       44
      Trinidad              13       --
      Other                 14       15
                          ----     ----
TOTAL                     $315     $330
                          ====     ====

     Exploration and development expenditures of $315 million for the first half of 1998 were $15 million lower than expenditures in the first half of 1997 due primarily to lower expenditures in India due to the completion of production facilities in 1997. Expenditures in North America were lower than the prior year period due to decreased expenditures for unproved leases partially offset by increased exploratory and developmental drilling activities. Spending in Trinidad increased due to expenditures relating to the U(a) block.

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

                  PART I. FINANCIAL INFORMATION - (Concluded)

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                            ENRON OIL & GAS COMPANY

Year 2000

    The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900, instead of 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the microprocessor, system or software, and its location and function.

    The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence is true for the Company and some of the suppliers, trading partners, and customers that work with the Company, as well as among the governments of countries around the world where the Company does business.

    The Company has implemented a course of action to identify and remediate Year 2000 problems. Under this course of action, an inventory of computer hardware and software systems and "embedded" microprocessors and related firmware and software is being prepared; assessments are being made of the effects of Year 2000-related problems on the Company; remedies for those problems are being developed to the maximum practicable extent; verification and testing is being done for the systems to which remediation efforts have been applied; and attempts are being made to ameliorate those aspects of the Year 2000 problem that cannot practicably be remediated by January 1, 2000, including the development of contingency plans to cope with consequences of Year 2000 problems that may not have been identified or remediated by that date. The course of action being taken by the Company may be modified as events warrant.

    The Company has engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the required changes.

    The course of action being taken by the Company recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") play a major role in the conduct of the business of the Company. The Company does not have control of these Outside Entities or Outside Systems. (In some cases, Outside Entities are foreign governments or businesses located in foreign countries.) However, the course of action being taken by the Company includes an ongoing process of contacting Outside Entities whose systems have, or may have, a substantial effect on the ability of the Company to continue to conduct business without disruption from Year 2000 problems. The Company will attempt diligently to coordinate with these Outside Entities in an ongoing effort to obtain assurance that these Outside Systems will be Year 2000 compatible well before January 1, 2000. To the extent that Outside Systems are not reasonably expected to be Year 2000 ready, the Company intends to develop contingency plans in an attempt to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities.

    As of August 1, 1998, the Company is in various stages in implementation of the course of action.

    Although it is difficult to estimate the total costs, through January 1, 2000 and beyond, of implementing the course of action, the Company's preliminary estimate is that such costs will not be material. Although management believes that its estimate is reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the course of action will not differ materially from the estimated costs or that the Company will not be adversely affected by Year 2000-related issues.

    From a forward-looking perspective, the extent and magnitude of the Year 2000 Problem as it may affect the Company, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are the potential complexity of locating embedded microprocessors that may be in a great variety of hardware used for process or flow control, environmental, transportation, access, communications and other systems. The Company believes that it will be able to identify and remediate mission-critical systems containing embedded microprocessors and will have contingency plans to deal with these systems. Other important difficulties relate to the lack of control over, and difficulty associated with inventorying, assessing, remediating, verifying and testing, Outside Systems connected, and vital, to computer, telecommunications or other mission-critical systems of the Company; the complexity of evaluating all software (computer code) internal to the Company that may not be Year 2000 compatible; and the potential limited availability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of Company systems or Outside Systems. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. There can be no assurance for example that all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material
disruption to Company business.   If, despite diligent, prudent efforts under
its Year 2000 course of action being pursued, there are Year 2000-related failures that create substantial disruptions to Company business, the adverse impact on Company business could be material. Moreover, the estimated costs of pursuing the Company's current course of action do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite completion by the Company of the course of action currently being pursued and as it may be modified over time.

Information Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates, the extent of the Company's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties, political developments around the world and conditions of the capital and equity markets during the periods covered by the forward looking statements.

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



                               ENRON OIL & GAS COMPANY
                               (Registrant)



Date: August 14, 1998          By        /S/ W. C. WILSON
                                 -------------------------------
                                          W. C. Wilson
                                   Senior Vice President and
                                    Chief Financial Officer
                                 (Principal Financial Officer)




Date: August 14, 1998          By        /S/ BEN B. BOYD
                                 -------------------------------
                                          Ben B. Boyd
                                  Vice President and Controller
                                 (Principal Accounting Officer)