Form 10-Q
period 1998-09-30
ENRON OIL & GAS CO
filed 1998-11-13
CIK 821189

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

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Yes X        No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998.

     Common Stock, $.01 Par Value                 153,695,172 shares
---------------------------------------         ----------------------
                 CLASS                              NUMBER OF SHARES


===============================================================================

                             ENRON OIL & GAS COMPANY

                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
                                                                                                       --------
PART I.           FINANCIAL INFORMATION

          ITEM 1.      Financial Statements

          Consolidated Statements of Income - Three Months Ended September 30, 1998 and 1997
              and Nine Months Ended September 30, 1998 and 1997                                           3
          Consolidated Balance Sheets - September 30, 1998 and December 31, 1997                          4
          Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998 and 1997           5
          Notes to Consolidated Financial Statements                                                      6

          ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                            9


PART II.          OTHER INFORMATION

          ITEM 1.      Legal Proceedings                                                                 19

          ITEM 6.      Exhibits and Reports on Form 8-K                                                  19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                             ENRON OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                    1998           1997          1998           1997
----------------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
Natural Gas
      Trade                                                      $ 142,107      $ 128,719     $ 406,787      $ 381,579
      Associated Companies                                          12,117         21,280        50,650         39,928
Crude Oil, Condensate and Natural Gas Liquids
      Trade                                                         32,638         31,019        90,152         82,729
      Associated Companies                                           2,005          8,164         7,559         27,745
Gains on Sales of Reserves and Related Assets and Other, Net         2,395          3,938        19,252         13,543
                                                                 ---------      ---------     ---------      ---------
TOTAL                                                              191,262        193,120       574,400        545,524

OPERATING EXPENSES
Lease and Well                                                      24,488         22,490        72,254         71,932
Exploration                                                         16,231         10,717        50,229         41,219
Dry Hole                                                             9,281          4,833        19,443          7,403
Impairment of Unproved Oil and Gas Properties                        8,092          6,177        23,795         19,090
Depreciation, Depletion and Amortization                            84,376         72,219       229,408        204,041
General and Administrative                                          15,812         14,942        47,570         40,663
Taxes Other Than Income                                             13,783         12,985        41,547         42,630
                                                                 ---------      ---------     ---------      ---------
TOTAL                                                              172,063        144,363       484,246        426,978
                                                                 ---------      ---------     ---------      ---------

OPERATING INCOME                                                    19,199         48,757        90,154        118,546

OTHER INCOME (EXPENSE), NET                                         (1,601)           214        (2,644)         2,426
                                                                 ---------      ---------     ---------      ---------

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                     17,598         48,971        87,510        120,972
INTEREST EXPENSE, NET                                               13,629          7,996        33,162         18,575
                                                                 ---------      ---------     ---------      ---------

INCOME BEFORE INCOME TAXES                                           3,969         40,975        54,348        102,397
INCOME TAX PROVISION (BENEFIT)                                      (1,975)         9,802         8,142         23,588
                                                                 ---------      ---------     ---------      ---------

NET INCOME                                                       $   5,944      $  31,173     $  46,206      $  78,809
                                                                 =========      =========     =========      =========

EARNINGS PER SHARE OF COMMON STOCK
      Basic                                                      $    0.04      $    0.20     $    0.30      $    0.50
                                                                 =========      =========     =========      =========
      Diluted                                                    $    0.04      $    0.20     $    0.30      $    0.50
                                                                 =========      =========     =========      =========

AVERAGE NUMBER OF COMMON SHARES
      Basic                                                        154,083        157,072       154,559        157,809
                                                                 =========      =========     =========      =========
      Diluted                                                      154,409        158,049       155,234        158,609
                                                                 =========      =========     =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             ENRON OIL & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                 1998                 1997
---------------------------------------------------------------------------------------------------------------
                                                                             (UNAUDITED)
                                ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                  $         9,241      $         9,330
Accounts Receivable
      Trade                                                                        165,468              185,979
      Associated Companies                                                          17,655               46,120
Inventories                                                                         35,056               32,040
Other                                                                                7,851                8,566
                                                                           ---------------      ---------------
TOTAL                                                                              235,271              282,035

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                               4,744,888            4,291,405
   Less:  Accumulated Depreciation, Depletion and Amortization                  (2,079,633)          (1,904,198)
                                                                           ---------------      ---------------
      Net Oil and Gas Properties                                                 2,665,255            2,387,207
OTHER ASSETS                                                                        60,928               54,113
                                                                           ---------------      ---------------
TOTAL ASSETS                                                               $     2,961,454      $     2,723,355
                                                                           ===============      ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
      Trade                                                                $       175,432      $       198,109
      Associated Companies                                                          38,362               37,613
Accrued Taxes Payable                                                               28,082               28,841
Dividends Payable                                                                    4,700                4,705
Other                                                                               21,941               21,729
                                                                           ---------------      ---------------
TOTAL                                                                              268,517              290,997

LONG-TERM DEBT
      Trade                                                                        978,087              548,775
      Affiliate                                                                     96,300              192,500
OTHER LIABILITIES
      Trade                                                                         19,446               37,740
      Associated Companies                                                          43,811               44,698
DEFERRED INCOME TAXES                                                              273,739              287,678
DEFERRED REVENUE                                                                     5,743               39,918
SHAREHOLDERS' EQUITY
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
   160,000,000 Shares Issued                                                       201,600              201,600
Additional Paid In Capital                                                         402,430              402,877
Unearned Compensation                                                               (5,239)              (4,694)
Cumulative Foreign Currency Translation Adjustment                                 (35,220)             (19,771)
Retained Earnings                                                                  833,017              800,709
Common Stock Held in Treasury, 6,286,544 shares at
   September 30, 1998 and 4,935,744 shares at December 31, 1997                   (120,777)             (99,672)
                                                                           ---------------      ---------------
TOTAL SHAREHOLDERS' EQUITY                                                       1,275,811            1,281,049
                                                                           ---------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $     2,961,454      $     2,723,355
                                                                           ===============      ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             ENRON OIL & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
                                                                              1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                               $      46,206      $      78,809
Items Not Requiring (Providing) Cash
      Depreciation, Depletion and Amortization                                 229,408            204,041
      Impairment of Unproved Oil and Gas Properties                             23,795             19,090
      Deferred Income Taxes                                                     (5,039)             8,510
      Other, Net                                                                 5,080              1,168
Exploration Expenses                                                            50,229             41,219
Dry Hole Expenses                                                               19,443              7,403
Gains on Sales of Reserves and Related Assets and Other, Net                   (13,319)            (7,602)
Other, Net                                                                      (7,230)            (4,580)
Changes in Components of Working Capital and Other Liabilities
      Accounts Receivable                                                       44,319             47,122
      Inventories                                                               (3,016)           (11,340)
      Accounts Payable                                                         (25,379)           (28,277)
      Accrued Taxes Payable                                                       (759)            (4,499)
      Other Liabilities                                                        (24,304)             3,595
      Other, Net                                                                 2,176              3,876
Amortization of Deferred Revenue                                               (32,419)           (32,420)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                                             9,782             22,423
                                                                         -------------      -------------
NET OPERATING CASH INFLOWS                                                     318,973            348,538
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                           (580,182)          (448,405)
Exploration Expenses                                                           (50,229)           (41,219)
Dry Hole Expenses                                                              (19,443)            (7,403)
Proceeds from Sales of Reserves and Related Assets                              54,780             23,331
Changes in Components of Working Capital Associated with
   Investing Activities                                                         (9,782)           (21,730)
Other, Net                                                                      (6,390)            (2,771)
                                                                         -------------      -------------
NET INVESTING CASH OUTFLOWS                                                   (611,246)          (498,197)
FINANCING CASH FLOWS
Long-Term Debt
      Trade                                                                    429,312            216,442
      Affiliate                                                                (96,200)                --
Dividends Paid                                                                 (13,903)           (14,232)
Treasury Stock Purchased                                                       (25,301)           (58,428)
Proceeds from Sales of Treasury Stock                                            2,263              4,661
Other, Net                                                                      (3,987)              (303)
                                                                         -------------      -------------
NET FINANCING CASH INFLOWS                                                     292,184            148,140
                                                                         -------------      -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                              (89)            (1,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 9,330              7,644
                                                                         -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $       9,241      $       6,125
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

2. Income tax provision (benefit) for the three-month and nine-month periods ended September 30, 1998 and 1997 includes tax benefits of $5.4 million, $2.6 million, $9.2 million and $7.8 million, respectively, related to tight gas sand federal income tax credit utilization.

3. Natural gas revenues, trade for the three-month and nine-month periods ended September 30, 1998 and 1997, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $9.3 million, $16.0 million, $33.6 million and $55.4 million, respectively. Natural gas revenues, associated for the three-month and nine-month periods ended September 30, 1998 and 1997, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $12.2 million, $11.9 million, $36.6 million and $35.1 million, respectively.

                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. The difference between the average number of common shares outstanding for basic and diluted earnings per share of common stock is due to the assumed issuance of 326,000, 977,000, 675,000 and 800,000 common shares relating to employee stock options in the three-month and nine-month periods ended September 30, 1998 and 1997, respectively.

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

     The Company's total comprehensive income (loss) was $(2.5) million, $31.0 million, $30.8 million and $77.1 million for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively. The only adjustment made to net income in the periods was for foreign currency translation losses of $8.4 million, $.2 million, $15.4 million and $1.7 million for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively.

8. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The statement cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997.

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

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)
                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption. Based on the criterion of SFAS No. 133 and current interpretations thereof, the Company believes that 3,200,000 options it owns to purchase Enron Corp. common shares, at a price of $39.1875 per share that expire in December 2007, qualify as derivative instruments. Accordingly, SFAS No. 133 would require the changes in the fair value of the options to be recognized currently in earnings. The Company cannot predict whether future interpretations currently being considered by the Emerging Issues Task Force of the FASB or potential amendments of SFAS No. 133 will result in the options being considered derivative instruments at the time of its adoption. At December 31, 1997, the carrying value of the options was approximately $23 million pre-tax, which represented the estimated fair value at the date of grant. At September 30, 1998, Enron Corp. common shares closed at $53.50 per share. Based on the Company's current level of other derivative and hedging activities, the Company does not expect the impact of adoption relative to those other activities to be material.

9. On August 31, 1998, the Company entered into a $150 million credit agreement which matures on August 30, 2000 with NationsBank N.A. Advances under the agreement bear interest, at the option of the Company, based on a base rate or a Eurodollar rate. As of September 30, 1998, the full $150 million was outstanding; however, the loan was subsequently repaid on October 30, 1998.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             ENRON OIL & GAS COMPANY

     The following review of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 should be read in conjunction with the consolidated financial statements of Enron Oil & Gas Company (the "Company") and Notes thereto.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

     The Company generated third quarter net income of $6 million compared to net income of $31 million for the third quarter of 1997. Following is an explanation of the variances causing this reduction.

     Wellhead volume and price statistics are summarized below:

-------------------------------------------------------------------------------------------
                                                                   1998            1997
-------------------------------------------------------------------------------------------
NATURAL GAS VOLUMES (MMcf PER DAY)(1)
      United States (2)                                                 692             639
      Canada                                                            106             109
                                                                -----------     -----------
         North America                                                  798             748
      Trinidad                                                          163             115
      India                                                              58              34
                                                                -----------     -----------
         TOTAL                                                        1,019             897
                                                                ===========     ===========

AVERAGE NATURAL GAS PRICES ($/Mcf)(3)
      United States (4)                                         $      1.82     $      2.02
      Canada                                                           1.28            1.23
         North America Composite                                       1.75            1.91
      Trinidad                                                         1.03            1.04
      India                                                            2.34            2.93
         COMPOSITE                                                     1.67            1.84

CRUDE OIL/CONDENSATE VOLUMES (MBbl PER DAY)(1)
      United States                                                    16.6            12.3
      Canada                                                            2.8             2.5
                                                                -----------     -----------
         North America                                                 19.4            14.8
      Trinidad                                                          3.1             3.4
      India                                                             5.1             2.4
                                                                -----------     -----------
         TOTAL                                                         27.6            20.6
                                                                ===========     ===========

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/Bbl)(3)
      United States                                             $     12.54     $     19.19
      Canada                                                          11.53           17.39
         North America Composite                                      12.39           18.88
      Trinidad                                                        11.37           18.91
      India                                                           11.59           18.21
         COMPOSITE                                                    12.13           18.81

NATURAL GAS EQUIVALENT VOLUMES (MMcfe PER DAY)(5)
      United States (2)                                                 810             731
      Canada                                                            129             133
                                                                -----------     -----------
         North America                                                  939             864
      Trinidad                                                          181             136
      India                                                              89              48
                                                                -----------     -----------
         TOTAL                                                        1,209           1,048
                                                                ===========     ===========

TOTAL Bcfe(5)DELIVERIES                                                 111              96

-------------------------------------------------------------------------------

     (1) Million cubic feet per day or thousand barrels per day, as applicable.

     (2) Includes 48 MMcf per day for the three-month periods ended September 30, 1998 and 1997 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.

     (3) Dollars per thousand cubic feet or per barrel, as applicable.

     (4) Includes an average equivalent wellhead value of $1.36/Mcf and $1.14/Mcf for the three-month periods ended September 30, 1998 and 1997, respectively, for the volumes described in note (2), net of transportation costs.

     (5) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY



     Wellhead revenues decreased slightly to $190 million in the third quarter of 1998 compared to $192 million in the third quarter of 1997, primarily due to lower average wellhead prices worldwide for natural gas, crude oil and condensate and natural gas liquids, partially offset by increased production volumes of natural gas and crude oil and condensate. The Company achieved record production levels during the third quarter of 1998, producing 1.019 billion cubic feet per day of natural gas and 31.6 MBbl per day of crude oil, condensate and natural gas liquids.

     Third quarter 1998 average wellhead natural gas prices were approximately 9% lower than the comparable period of 1997 reducing net operating revenues by approximately $15 million. Average wellhead crude oil and condensate prices were down by 36% worldwide, decreasing net operating revenues by $17 million. Revenues from the sale of natural gas liquids also declined $2 million primarily due to lower wellhead prices.

     Third quarter 1998 wellhead natural gas volumes were approximately 14% higher than the comparable period in 1997 increasing net operating revenues by $20 million. This increase was primarily due to a 7% increase in North America volumes, a 71% increase in volumes in India and a 40% increase in Trinidad mainly due to gas balancing volumes relating to a field allocation agreement of 41 MMcf per day. The North America production increase was attributable to initial production from certain South Texas wells, increased production from the Mid-Continent region and the recent completion of an offshore property acquisition. The improvement in India was primarily due to increased volumes from the Tapti field and production from the Panna field, which had not commenced natural gas production in the third quarter of 1997. Wellhead crude oil and condensate volumes were 34% higher than the prior year period increasing net operating revenues by $12 million, primarily due to a 31% increase in North America resulting from recent success in South Texas. Wellhead crude oil and condensate production in India increased 113% from the Panna and Mukta fields, which were shut in for a portion of the prior year quarter to allow for the conversion from temporary to permanent production facilities.

     During the third quarter of 1998, operating expenses of $172 million were approximately $28 million higher than the third quarter of 1997. Depreciation, depletion and amortization ("DD&A") expense increased approximately $12 million compared to the third quarter of 1997, primarily reflecting increased worldwide production volumes and a higher per unit rate in North America. Exploration expenses and dry hole expenses were $10 million higher than the third quarter of 1997 primarily due to an increase in exploratory drilling and other exploration activities in North America. Lease and well expenses increased by $2 million primarily due to expanded operations.

Net interest expense increased $6 million as compared to the third quarter of 1998 reflecting a higher level of long-term debt due to expanded worldwide operations and common stock repurchases.

The per unit operating costs of the Company for lease and well, DD&A, general and administrative, interest expense and taxes other than income averaged $1.37 per Mcfe during the third quarter of 1998 compared to $1.36 per Mcfe in 1997. This increase is primarily due to a higher per unit rate of interest expense and DD&A expense, partially offset by a lower per unit rate of lease and well expense, general and administrative expenses and taxes other than income.

Income tax benefit for the third quarter of 1998 was $2 million, as compared to an income tax provision of approximately $10 million for the same period in 1997. This decrease in income taxes was primarily due to lower pre-tax income and adjustments for additional tight gas sand credits.

Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS- (CONTINUED)
                             ENRON OIL & GAS COMPANY

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

     In the first nine months of 1998, the Company generated net income of $46 million compared to net income of $79 million for the first nine months of 1997. Following is an explanation of the variances causing this reduction.


     Wellhead volume and price statistics are summarized below:

-----------------------------------------------------------------------------------------
                                                                1998             1997
-----------------------------------------------------------------------------------------
NATURAL GAS VOLUMES (MMcf PER DAY)
      United States (1)                                              653              657
      Canada                                                         102               99
                                                            ------------     ------------
         North America                                               755              756
      Trinidad                                                       135              114
      India                                                           53               11
                                                            ------------     ------------
         TOTAL                                                       943              881
                                                            ============     ============

AVERAGE NATURAL GAS PRICES ($/Mcf)
      United States (2)                                     $       1.95     $       2.19
      Canada                                                        1.36             1.39
         North America Composite                                    1.87             2.09
      Trinidad                                                      1.06             1.04
      India                                                         2.52             2.93
         COMPOSITE                                                  1.79             1.96

CRUDE OIL/CONDENSATE VOLUMES (MBbl PER DAY)
      United States                                                 13.8             11.4
      Canada                                                         2.7              2.4
                                                            ------------     ------------
         North America                                              16.5             13.8
      Trinidad                                                       2.9              3.5
      India                                                          4.7              1.8
                                                            ------------     ------------
         TOTAL                                                      24.1             19.1
                                                            ============     ============

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/Bbl)
      United States                                         $      13.35     $      20.24
      Canada                                                       12.34            17.30
         North America Composite                                   13.18            19.72
      Trinidad                                                     12.85            18.88
      India                                                        13.31            20.78
         COMPOSITE                                                 13.17            19.66

NATURAL GAS EQUIVALENT VOLUMES (MMcfe PER DAY)
      United States (1)                                              753              741
      Canada                                                         124              121
                                                            ------------     ------------
         North America                                               877              862
      Trinidad                                                       153              135
      India                                                           81               22
                                                            ------------     ------------
         TOTAL                                                     1,111            1,019
                                                            ============     ============

TOTAL Bcfe DELIVERIES                                                303              278

--------------------------------------------------------------------------------

     (1) Includes 48 MMcf per day for the nine-month periods ended September 30, 1998 and 1997 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.

     (2) Includes an average equivalent wellhead value of $1.51/Mcf and $1.61/Mcf for the nine-month periods ended September 30, 1998 and 1997, respectively, for the volumes described in note (1), net of transportation costs.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY

     Wellhead revenues decreased 5% to $556 million in the first nine months of 1998 compared to $587 million in the first nine months of 1997, primarily due to lower average wellhead prices for natural gas, crude oil and condensate and natural gas liquids, partially offset by increased production volumes of natural gas and crude oil and condensate.

     During the first nine months of 1998, average wellhead natural gas prices were approximately 9% lower than the comparable period of 1997 reducing net operating revenues by approximately $44 million. Average wellhead crude oil and condensate prices were down by 33% worldwide decreasing net operating revenues by $43 million. Revenues from the sale of natural gas liquids decreased $4 million primarily due to lower wellhead prices.

     Wellhead natural gas volumes were approximately 7% higher than the comparable period in 1997 increasing net operating revenues by nearly $33 million. Natural gas production in India increased 42 MMcf per day from the Tapti and Panna fields, which did not commence production until late in the second quarter of 1997 and the first quarter of 1998, respectively. Production in Trinidad increased nearly 21 MMcf per day due primarily to gas balancing volumes relating to a field allocation agreement. North America wellhead natural gas production was approximately equal to the prior year period. Wellhead crude oil and condensate volumes were 26% higher than the prior year period increasing net operating revenues by $27 million, primarily due to a 19% increase in North America volumes and increased production from the Panna and Mukta fields in India resulting from the ongoing development program and a shut-down of crude oil production in the second quarter of 1997 to allow for the conversion from temporary to permanent production facilities.

     Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment decreased net operating revenue by $1 million during the first nine months of 1998, compared to a $55 million reduction in the first nine months of 1997, representing an improvement of $54 million.

     During the first nine months of 1998, operating expenses of $484 million were approximately $57 million higher than the first nine months of 1997. DD&A expense increased approximately $25 million compared to the first nine months of 1997, primarily reflecting a higher per unit rate in North America and increased international production volumes. Dry hole expenses and exploration expenses increased $12 million and $9 million, respectively, primarily due to an increase in exploratory drilling and other exploration activities in North America during the first nine months of 1998. General and administrative expenses were $7 million higher than the comparable prior year period due to expanded worldwide operations.

     Net interest expense increased $15 million during the first nine months of 1998 reflecting a higher level of long-term debt due to expanded worldwide operations and common stock repurchases.

     The per unit operating costs of the Company for lease and well, DD&A, general and administrative, interest expense and taxes other than income averaged $1.40 per Mcfe during the first nine months of 1998 compared to $1.36 per Mcfe in 1997. This increase is primarily due to a higher per unit rate of interest expense, DD&A expense and general and administrative expenses, partially offset by a lower per unit rate of lease and well expense and taxes other than income.

     Income tax provision decreased $15 million for the first nine months of 1998 as compared to the first nine months of 1997 primarily due to lower pre-tax income.

     Federal income taxes accrued in interim periods are calculated using the estimated annual effective income tax rate.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY


CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of cash during the nine months ended September 30, 1998, included funds generated from operations, proceeds from sales of selected oil and gas reserves and related assets and proceeds from new borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, common stock repurchases, dividends paid to Company shareholders and the repayment of debt.

     Net operating cash flows of $319 million for the first nine months of 1998 decreased approximately $30 million as compared to the first nine months of 1997 primarily reflecting increased working capital for operating activities, higher interest expense and increased cash operating expenses, partially offset by higher operating revenues.

     Net investing cash outflows of $611 million for the first nine months of 1998 increased by $113 million as compared to the comparable prior year period due primarily to increased exploration and development expenditures, partially offset by higher proceeds from the sale of reserves and related assets.

     Exploration and development expenditures for the first nine months of 1998 and 1997 were as follows (in millions):

----------------------------------------------------------------
                                          1998            1997
----------------------------------------------------------------
NORTH AMERICA                          $     556       $     419
OUTSIDE NORTH AMERICA
      India                                   38              57
      Venezuela                               27               9
      Trinidad                                20               1
      Other                                    9              11
                                       ---------       ---------
TOTAL                                  $     650       $     497
                                       =========       =========

----------------------------------------------------------------

     Exploration and development expenditures of $650 million for the first nine months of 1998 were $153 million higher than the prior year period due to the third quarter acquisition of producing properties in the Gulf of Mexico for $156 million. Expenditures in Venezuela reflected the drilling of the Company's first well in the Gulf of Paria during the third quarter. Proved hydrocarbons were present, however, further evaluation of the block has been postponed until 1999 due to the current crude oil price environment. Spending in Trinidad increased due to drilling expenditures relating to the U(a) block and ongoing development of the SECC block. While development activities are continuing in India, 1998 expenditures decreased because the prior year included expenditures associated with the installation of permanent production facilities.

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

     Cash provided by financing activities was $292 million for the first nine months of 1998 as compared to $148 million for the prior year period. Financing activities for 1998 included the net issuance of $333 million of long-term debt primarily to fund exploration and development activities, repurchase shares of the Company's common stock and to pay cash dividends. Share repurchases for the first nine months of 1998 totaled $25 million as compared to repurchases of $58 million in the prior year period. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of the Company for the foreseeable future.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY


YEAR 2000

     The Year 2000 problem generally results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, a date represented by "00" may be interpreted as referring to the year 1900, instead of 2000.

     The effects of the Year 2000 problem can be exacerbated by the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence can affect the Company and its suppliers, trading partners, and customers, as well as governments of countries around the world where the Company does business.

State of Readiness

     The Company Board of Directors has been briefed about the Year 2000 problem. The Board has adopted a Year 2000 Project (the "Project") aimed at preventing the Company's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to core business processes (a core business process is one of material importance to the Company business).

     Implementation of the Project is directly supervised by a Year 2000 Oversight Committee, made up of four senior executives of the Company and its affiliates. Each operating division of the Company is implementing procedures specific to it that are part of the overall Project. The Company also has engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Project.

     The Company is actively implementing the Project, which will be modified as events warrant. Under the Project, the Company will continue to inventory mission-critical computer hardware and software systems and embedded microprocessors (microprocessors with date-related functions, contained in a wide variety of devices), and software; assess the effects of Year 2000 problems on the mission-critical functions of the Company; remedy systems, software and embedded microprocessors in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the mission-critical systems to which remediation efforts have been applied; and attempt to mitigate those mission-critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

     The Project recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of Company business. The Company does not have control of these Outside Entities or Outside Systems. (In some cases, Outside Entities are U.S., state and local governmental organizations, foreign governments or businesses located in foreign countries.) However, the Project includes an ongoing process of identifying and contacting Outside Entities whose systems in the Company's judgment have, or may have, a substantial effect on the Company's ability to continue to conduct the mission-critical aspects of Company business without disruption from Year 2000 problems. The Project envisions the Company making an attempt to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible". The Company will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical will be Year 2000 compatible well before January 1, 2000. Consequently, the Company will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test, and develop contingency plans for connections to these mission-critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with the Company's remediation of its own mission-critical systems.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY

YEAR 2000 (CONTINUED)

     As of November 1998, the Company is at various stages in implementation of the Project, as shown in the following tables. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed. All dates are only relevant for the initial iteration of the applicable stage of the Project.

---------------------------------------------------------------------------------------------------------
Year 2000 Project Readiness

---------------------------------------------------------------------------------------------------------
                    Inventory  Assessment  Analysis   Conversion  Testing  Y2K-Ready   Contingency Plan
---------------------------------------------------------------------------------------------------------
Mission-Critical    IP         IP          IP         IP          IP       IP          IP
Internal Items
---------------------------------------------------------------------------------------------------------
Mission-Critical    IP         IP          IP         IP          IP       IP          IP
Outside Entities
---------------------------------------------------------------------------------------------------------

Legend:  C = Complete     IP = In Process

---------------------------------------------------------------------------------------------------------
Year 2000 Project Estimated
Completion Dates

---------------------------------------------------------------------------------------------------------
                    Inventory  Assessment  Analysis   Conversion  Testing  Y2K-Ready   Contingency Plan
---------------------------------------------------------------------------------------------------------
Mission-Critical    12/98      12/98       3/99       6/99        9/99     9/99        9/99
Internal Items
---------------------------------------------------------------------------------------------------------
Mission-Critical    3/99       6/99        6/99       9/99        9/99     9/99        9/99
Outside Entities
---------------------------------------------------------------------------------------------------------

     It is important to recognize that the processes of inventorying, assessing, analyzing, converting (where necessary), testing, and developing contingency plans for mission-critical items in anticipation of the Year 2000 event may be iterative processes, requiring a repeat of some or all of these processes as the Company learns more about the Year 2000 problem and its effects on internal business information systems and on Outside Systems, and about the effects of embedded microprocessors on systems and business operations. The Company anticipates that it will continue with these processes through January 1, 2000 and on into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

     The Project envisions verification and validation of certain mission-critical facilities and functions by independent consultants. These consultants will participate to varying degrees in many or all of the stages, including the inventory, assessment, and testing phases. Currently, the Company is utilizing Raytheon Engineers & Constructors, Inc. to assist Company personnel in the inventory and assessment phases of onshore and offshore and domestic and international operations.

Costs to Address Year 2000 Issues

     The Company has not incurred material historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing, or contingency planning and anticipates that any future costs for these purposes, including those for implementing Year 2000 contingency plans, are not likely to be material.

     Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the "Summary" section below, that the actual costs of implementing the Project will not differ materially from the estimated costs or that the Company will not be materially adversely affected by Year 2000 issues.

Year 2000 Risk Factors

     Regulatory requirements. Certain of the Company's operations are regulated by governmental authorities. The Company expects to satisfy these regulatory authority requirements for achieving Year 2000 readiness. If the Company's reasonable expectations in this regard are in error, and if a regulatory authority should order the temporary cessation of operations in one or more of these areas, the adverse effect on the Company could be material. Outside Entities may face similar problems that materially adversely affect the Company.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY

YEAR 2000 (CONTINUED)

     Shortage of Resources. Between now and 2000 it is anticipated that there will be increased competition for people with technical and managerial skills necessary to deal with the Year 2000 problem. While the Company is taking substantial precautions to recruit and retain sufficient people skilled in dealing with the Year 2000 problem, and has hired consultants who bring additional skilled people to deal with the Year 2000 problem, the Company could face shortages of skilled personnel or other resources, such as particular microprocessors or components containing Year 2000 ready microprocessors, and these shortages might delay or otherwise impair the Company's ability to assure that its mission-critical systems are Year 2000 ready. Outside Entities could face similar problems that materially adversely affect the Company. The Company believes that the possible impact of the shortage of skilled people and resources is not, and will not be, unique to the Company.

     Potential Shortcomings. The Company estimates that mission-critical systems, domestic and international, will be Year 2000-ready substantially before January 1, 2000. However, there is no assurance that the Project will succeed in accomplishing its purpose, or that unforeseen circumstances will not arise during implementation of the Project that would materially and adversely affect the Company.

     Cascading Effect. The Company is taking reasonable steps to identify, assess, and, where appropriate, to replace devices that contain embedded microprocessors. Despite these reasonable efforts, the Company anticipates that it will not be able to find and remediate all embedded microprocessors in all systems. Further, it is anticipated that Outside Entities also will not be able to find and remediate all embedded microprocessors in their systems. Some of the embedded microprocessors that fail to operate or that produce anomalous results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems causing adverse effects upon the Company's ability to maintain safe operations, to serve its customers and otherwise to fulfill certain contractual and other legal obligations. The embedded microprocessor problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. The possible adverse impact of the embedded microprocessor problem is not, and will not be, unique to the Company.

     Third parties. The Company cannot assure that suppliers upon which it depends for essential goods and services will convert and test their mission-critical systems and processes in a timely manner. Failure of delay by all or some of these entities, including the U.S. and state or local governments and foreign governments, could create substantial disruptions having a material adverse affect on Company business.

Contingency Plans

     As part of the Project, the Company is developing contingency plans that deal with, among others, two primary aspects of the Year 2000 problem: (1) that the Company, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all internal, mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite the Company's good-faith, reasonable efforts to work with Outside Entities. These contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

     These contingency plans will contemplate an assessment of all mission-critical internal information technology systems and internal operational systems that use computer-based controls. This process will be pursued continuously into the Year 2000 as circumstances require. Further, the Company will in that time frame assess any mission-critical disruptions due to Year 2000-related failures that are external to the Company.

     These contingency plans include the creation, as deemed reasonably appropriate, of teams that will be standing by on the eve of the new millennium, prepared to respond rapidly and otherwise as necessary to mission-critical Year 2000-related problems as soon as they become known. The composition of teams that are assigned to deal with Year 2000 problems will vary according to the nature, mission-criticality, and location of the problem. Because the Company operates internationally, some of its Year 2000 contingency teams will be located at mission-critical facilities overseas.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY

YEAR 2000 (CONTINUED)

Worst Case Scenario

     The Securities and Exchange Commission requires that public companies must forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Company's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Company may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Company domestically and internationally; widespread disruption of the services of communications common carriers domestically and internationally; similar disruption to means and modes of transportation for the Company and its employees, contractors, suppliers, and customers; significant disruption to the Company's ability to gain access to, and continue working in, office buildings and other facilities; the failure of substantial numbers of mission-critical hardware and software computer systems, including both internal business systems and systems (such as those with embedded microprocessors) controlling operational facilities such as electrical generation, transmission, and distribution systems and crude oil and natural gas plants and pipelines, domestically and internationally; and the failure, domestically and internationally, of Outside Systems, the effects of which would have a cumulative material adverse impact on the Company's mission-critical systems. Among other things, the Company could face substantial claims by customers for loss of revenues due to supply interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill or pay customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. The Company could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effect on the Company, and the diminution of Company revenues, could be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the Company, and the diminution of Company revenues, from a domestic or global recession or depression also could be material, although not quantifiable at this time.

     The Company will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from the Year 2000 problem.

Summary

     The Company has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it controls. From a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect the Company, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" microprocessors that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications, and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing, Outside Systems connected, and vital, to the Company's computer, telecommunications, or other mission-critical systems; the difficulty of locating all mission-critical software (computer code) that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians, and other personnel to perform adequate remediation, verification, and testing of mission-critical Company systems or Outside Systems. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. There can be no assurance for example that all Outside Systems with a mission-critical impact will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Company's business. If, despite reasonable efforts under the Year 2000 Project, there are mission-critical Year 2000-related failures that create substantial disruptions to Company business, the adverse impact on the Company could be material. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, despite the Company's belief that costs for implementing the Project will not be material, the estimated costs of implementing the Project do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite implementation of the Project.

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

  See Part 1, Item 1, Note 5 to Consolidated Financial Statements which is incorporated herein by reference.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the period ended September 30, 1998.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ENRON OIL & GAS COMPANY
                                      (Registrant)



Date:  November 13, 1998              By    /S/ W. C. WILSON
                                        --------------------------
                                               W. C. Wilson
                                         Senior Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)




Date:   November 13, 1998             By     /S/ BEN B. BOYD
                                        --------------------------
                                               Ben B. Boyd
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
  EX-12             Computation of Ratio of Earning
                      to Fixed Charges

  EX-27             Financial Data Schedule

                                   EXHIBIT 12

                             ENRON OIL & GAS COMPANY
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                    NINE MONTHS
                                       ENDED                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
                                 SEPTEMBER 30, 1998      1997           1996          1995           1994            1993
---------------------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR
FIXED CHARGES:
Net Income                             $  46,206      $ 121,970      $ 140,008      $ 142,118      $ 147,998      $ 138,025
Less: Capitalized Interest Expense        (9,942)       (13,706)        (9,136)        (6,490)        (6,124)        (5,457)
Add: Fixed Charges                        43,104         41,423         21,997         18,414         14,613         15,378
Income Tax Provision(Benefit)              8,142         41,500         50,954         41,936          5,937        (25,752)
                                       ---------      ---------      ---------      ---------      ---------      ---------
EARNINGS AVAILABLE                     $  87,510      $ 191,187      $ 203,823      $ 195,978      $ 162,424      $ 122,194
                                       =========      =========      =========      =========      =========      =========



FIXED CHARGES:
Interest Expense                          33,046         27,369         12,370         11,310          8,135          9,921
Capitalized Interest                       9,942         13,706          9,136          6,490          6,124          5,457
Rental Expense Representative of
                Interest Factor              116            348            491            614            354             --
                                       ---------      ---------      ---------      ---------      ---------      ---------
TOTAL FIXED CHARGES                    $  43,104      $  41,423      $  21,997      $  18,414      $  14,613      $  15,378
                                       =========      =========      =========      =========      =========      =========



RATIO OF EARNINGS TO
FIXED CHARGES                               2.03           4.62           9.27          10.64          11.12           7.95

---------------------------------------------------------------------------------------------------------------------------