Form 10-K405
period 1998-12-31
ENRON OIL & GAS CO
filed 1999-03-18
CIK 821189

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ---------------------

                                   FORM 10-K

                             ---------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price in the daily composite list for transactions on the New York Stock Exchange on February 26, 1999 was $1,108,372,096. As of March 1, 1999, there were 153,731,704 shares of the registrant's Common Stock, $.01 par value, outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE. Certain portions of the registrant's definitive Proxy Statement to be filed by April 30, 1999 ("Proxy Statement") are incorporated in Part III by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item   1.  Business
             General.....................................................   1
             Business Segments...........................................   2
             Exploration and Production..................................   2
             Wellhead Volumes and Prices, and Lease and Well Expenses....   7
             Competition.................................................   8
             Regulation..................................................   8
             Relationship Between the Company and Enron Corp.............  10
             Other Matters...............................................  13
             Current Executive Officers of the Registrant................  16

Item   2.  Properties
           Oil and Gas Exploration and Production Properties and
           Reserves....................................................    17

Item   3.  Legal Proceedings...........................................    20

Item   4.  Submission of Matters to a Vote of Security Holders.........    20

                                   PART II

Item   5.  Market for the Registrant's Common Equity and Related
           Shareholder Matters.........................................    21

Item   6.  Selected Financial Data.....................................    22

Item   7.  Management's Discussion and Analysis of Financial Condition
           and Results of   Operations.................................    23

Item  7A.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................    34

Item   8.  Financial Statements and Supplementary Data.................    34

Item   9.  Disagreements on Accounting and Financial Disclosure........    34

                                  PART III

Item  10.  Directors and Executive Officers of the Registrant..........    34

Item  11.  Executive Compensation......................................    35

Item  12.  Security Ownership of Certain Beneficial Owners and
           Management..................................................    35

Item  13.  Certain Relationships and Related Transactions..............    35

                                   PART IV

Item  14.  Financial Statements and Financial Statement Schedule,
           Exhibits and Reports on Form 8-K............................    35

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Enron Oil & Gas Company (the "Company"), a Delaware corporation organized in 1985, is engaged, either directly or through a marketing subsidiary with regard to domestic operations or through various subsidiaries with regard to international operations, in the exploration for, and the development, production and marketing of, natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada, Trinidad and India and, to a lesser extent, selected other international areas. The Company's principal producing areas are further described under "Exploration and Production" below. At December 31, 1998, the Company's estimated net proved natural gas reserves were 5,229 billion cubic feet ("Bcf"), including 1,180 Bcf of proved undeveloped methane reserves in the Big Piney deep Paleozoic formations, and estimated net proved crude oil, condensate and natural gas liquids reserves were 105 million barrels ("MMBbl"). (See "Supplemental Information to Consolidated Financial Statements"). At such date, approximately 53% of the Company's reserves (on a natural gas equivalent basis) was located in the United States, 9% in Canada, 18% in Trinidad, 18% in India and 2% in China. As of December 31, 1998, the Company employed approximately 1,190 persons, including foreign national employees.

     The Company's business strategy is to maximize the rate of return on investment of capital by controlling both operating and capital costs and enhancing the certainty of future revenues through the selective use of various marketing mechanisms. This strategy enhances the generation of both income and cash flow from each unit of production and allows for the growth of production on a cost-effective basis by optimizing the reinvestment of cash flow. The Company continued to focus its 1998 drilling activity toward natural gas deliverability in addition to natural gas reserve enhancement and to a lesser extent crude oil exploitation. The Company also continues to focus on the cost-effective utilization of advances in technology associated with gathering, processing and interpretation of 3-D seismic data, developing reservoir simulation models and drilling operations through the use of new and/or improved drill bits, mud motors, mud additives, formation logging techniques and reservoir fracturing methods. These advanced technologies are used, as appropriate, throughout the Company to reduce the risks associated with all aspects of oil and gas reserve exploration, exploitation and development. The Company implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low cost reserves. Achieving and maintaining the lowest possible operating cost structure are also important goals in the implementation of the Company's strategy. Consistent with the Company's desire to optimize the use of its assets, it also maintains a strategy of selling selected oil and gas properties that for various reasons may no longer fit into future operating plans, or which are not assessed to have sufficient future growth potential and when the economic value to be obtained by selling the properties and reserves in the ground is evaluated to be greater than what would be obtained by holding the properties and producing the reserves over time. As a result, the Company typically receives each year a varying but substantial level of proceeds related to such sales which proceeds are available for general corporate use.

     As of December 31, 1998, Enron Corp. owned 54% of the outstanding shares of the common stock of the Company. (See "Relationship Between the Company and Enron Corp."). In December 1998, Enron Corp. publicly disclosed that it had received an unsolicited indication of interest from a third party with respect to exploring a possible transaction pursuant to which the third party would acquire Enron Corp.'s shares of common stock of the Company, and offer to acquire the remaining shares of outstanding common stock of the Company. In response to this indication of interest, the Board of Directors of the Company has established a special committee consisting of two independent directors who have retained a financial advisor and legal counsel. Although Enron Corp. has publicly indicated that it currently intends to actively explore alternative transactions for its Company common stock along with the unsolicited indication of interest, there can be no assurance that any such transactions will be pursued or, if pursued, will be consummated.

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

EXPLORATION AND PRODUCTION

  NORTH AMERICA OPERATIONS

     United States. The Company's eight principal United States producing areas are the Big Piney area of Wyoming, South Texas area, East Texas area, Offshore Gulf of Mexico area, Canyon/Strawn Trend area of West Texas, Sand Tank and Pitchfork Ranch areas of New Mexico and Vernal area of Utah. Properties in these areas comprised approximately 81% of the Company's United States reserves (on a natural gas equivalent basis) and 82% of the Company's United States net natural gas deliverability as of December 31, 1998 and are substantially all operated by the Company.

     The Company's other United States natural gas and crude oil producing properties are located primarily in other areas of Texas, Utah, New Mexico, Oklahoma, California, Mississippi and Kansas.

     At December 31, 1998, 93% of the Company's proved United States reserves, including the reserves in the Big Piney deep Paleozoic formations (on a natural gas equivalent basis), was natural gas and 7% was crude oil, condensate and natural gas liquids. A substantial portion of the Company's United States natural gas reserves is in long-lived fields with well-established production histories. The Company believes that opportunities exist to increase production in many of these fields through continued infill and other development drilling.

     Big Piney Area. The Company's largest reserve accumulation is located in the Big Piney area in Sublette and Lincoln counties in southwestern Wyoming. The Company is the holder of the largest productive acreage base in this area, with approximately 280,000 net acres under lease directly within field limits. The Company operates approximately 800 natural gas and crude oil wells in this area in which it owns an 85% average working interest. Deliveries from the area net to the Company averaged 118 million cubic feet ("MMcf") per day of natural gas and 4.0 thousand barrels ("MBbl") per day of crude oil, condensate, and natural gas liquids in 1998. At December 31, 1998, natural gas deliverability net to the Company was approximately 110 MMcf per day.

     The current principal producing intervals are the Almy, Mesaverde and Frontier formations. The Frontier formation, which occurs at 6,500 to 10,000 feet, contains approximately 64% of the Company's Big Piney proved developed reserves. The Company drilled 44 wells in the Big Piney area in 1998 and anticipates an active drilling program will continue for several years.

     The Company has recorded as proved undeveloped reserves 1,180 Bcf of methane contained, along with high concentrations of carbon dioxide as well as small amounts of other gaseous substances, in the deep Wyoming Paleozoic (Madison) formation located under acreage leased by the Company and held by production in the Big Piney area. In January 1999, the Company acquired certain adjacent Madison formation producing interests that include the rights to an agreement covering the processing of natural gas from such adjacent interests from the Madison formation through an existing plant operated by another company in the industry.

     South Texas Area. The Company's activities in South Texas are focused in the Lobo, Wilcox and Frio producing horizons. The principal areas of activity are in the Lobo and Wilcox Trends which occur primarily in Webb, Zapata and Duval counties, as well as the Frio Trend in Matagorda County.

     In Matagorda County, two wells were completed in 1998, each with a rate of 40 MMcf per day of natural gas and 2.0 MBbl per day of condensate. The Company operates approximately 420 wells in the South Texas area, and production is primarily from the Frio, Wilcox and Lobo sands at depths ranging from 5,000 to 16,000 feet. The Company has approximately 273,000 net leasehold acres and more than 40,000 net mineral fee acres in this area. Natural gas deliveries net to the Company averaged approximately 162 MMcf per day in 1998. At December 31, 1998, natural gas deliverability from this area net to the Company was approximately 182 MMcf per day. The Company drilled 47 wells in the South Texas area in 1998, acquired 758 square miles of new 3-D seismic and leased 64,500 net acres. An active drilling program in this area is anticipated to continue for several years.

     East Texas Area. The Company's activities in the East Texas area are primarily in the Carthage field, located in Panola County, the North Milton field, located in northern Harris County and the Stowell/Big Hill area, located in Jefferson and Chambers Counties.

     The Carthage field production is primarily from the Cotton Valley, Travis Peak and Pettit formations. The Company holds approximately 17,900 net acres under lease with an average 74% working interest in this area. The Company drilled 29 wells in the Carthage field in 1998 and anticipates an active drilling program will continue for several years. The Company has continued its activity in the North Milton field where it now operates 27 wells and holds a 100% working interest in the acreage. The Company expects to drill additional wells during 1999. The Company drilled 10 wells in the Stowell/Big Hill area in 1998 and expects to continue expansion of the program in 1999. Net deliveries from the East Texas area averaged 56.4 MMcf per day of natural gas and 2.3 MBbl per day of crude oil, condensate and natural gas liquids in 1998. At December 31, 1998, deliverability from the area was approximately 80 MMcf per day of natural gas with 2.0 MBbl per day of crude oil, condensate and natural gas liquids both net to the Company.

     Offshore Gulf of Mexico Area. During 1998, the Company participated in two lease sales offering leases in the Gulf of Mexico and acquired approximately 20,700 net acres (6 leases). As a result of the lease sale activity, the Company acquired two deepwater (greater than 600 feet) tracts to add to the 19 deepwater tracts held at the end of 1997. During 1998, the Company made a significant acquisition in the OCS Gulf of Mexico purchasing a 19% working interest in the Matagorda Island 623 field which increased the Company's natural gas deliveries, adding 55 MMcf per day net to the Company. Development of the Eugene Island 135 discovery continued with a third development well increasing the Company's net field production to 17 MMcf per day and 760 barrels of condensate per day. At December 31, 1998, the Company held an interest in 184 blocks in the Offshore Gulf of Mexico area totaling approximately 544,000 net acres. Of these 184 blocks, located predominantly in federal waters offshore Texas and Louisiana, 127 are operated by the Company. Natural gas deliveries from this area averaged 116 MMcf per day during 1998 net to the Company with total deliveries at year end of 152 MMcf per day. A substantial portion of such deliveries was from interests in the Matagorda Island and Mustang Island areas of offshore Texas with significant volumes also coming from Eugene Island 135. Deliverability from the offshore Gulf of Mexico area at December 31, 1998 was approximately 161 MMcf per day net to the Company sourced principally as noted above. During 1998, the Company participated in the drilling of 10 wells (3.9 net wells) in the Gulf of Mexico. In 1999, the Company anticipates participating in the drilling of 5-10 wells.

     Canyon/Strawn Trend Area. The Company's activities in this area have been concentrated in Crockett, Terrell and Val Verde Counties in Texas where the Company drilled 21 natural gas wells during 1998. The Company holds approximately 66,000 net acres and now operates approximately 350 natural gas wells in this area in which it owns a 90% average working interest. Production is from the Canyon sands and Strawn limestone at depths from 5,500 to 12,500 feet. At December 31, 1998, natural gas deliverability net to the Company was approximately 35 MMcf per day. The Company plans an aggressive program on several new prospects in 1999.

     Sand Tank Area. The Sand Tank area located in Eddy County, New Mexico produces from the Chester, Morrow, and Atoka formations. Natural gas deliveries for 1998 averaged 16 MMcf per day and deliveries of crude oil, condensate and natural gas liquids averaged .3 MBbl per day in 1998 both net to the Company. At year end 1998, deliverability, net to the Company, was approximately 15 MMcf per day of natural gas and .2 MBbl per day of crude oil, condensate and natural gas liquids. The Company holds 14,000 net acres and has an average working interest of approximately 60%. Several wells are planned in 1999 for this stacked-pay area.

     Pitchfork Ranch Area. The Pitchfork Ranch area located in Lea County, New Mexico, produces primarily from the Bone Spring, Wolfcamp, Atoka and Morrow formations. In 1998, deliveries net to the Company averaged 18 MMcf per day of natural gas and approximately 2.0 MBbl per day of crude oil, condensate and natural gas liquids. At December 31, 1998, deliverability net to the Company was approximately 21 MMcf per day of natural gas and 1.8 MBbl per day of crude oil, condensate and natural gas liquids. The Company holds approximately 34,000 net acres and is continuing to interpret a 3-D seismic survey shot over this entire area. The Company expects to maintain a drilling program in this area in 1999.

     Vernal Area. In the Vernal area, located primarily in Uintah County, Utah, the Company operates approximately 305 producing wells and presently controls approximately 77,000 net acres. In 1998, natural gas deliveries net to the Company from the Vernal area averaged 21 MMcf per day. Deliverability at December 31, 1998, was approximately 26 MMcf per day. Production is from the Green River and Wasatch formations located at depths between 4,500 and 8,000 feet. The Company has an average working interest of approximately 60%. Numerous drilling opportunities will be available in this area in 1999.

     Canada. The Company is engaged in the exploration for and the development, production and marketing of natural gas, natural gas liquids and crude oil in Western Canada, principally in the provinces of Alberta, Saskatchewan, and Manitoba. The Company conducts operations from offices in Calgary, Alberta, and produces natural gas and crude oil from five major areas. The Sandhills area in southwestern Saskatchewan is the largest single natural gas producing area in Canada for the Company. In 1998, 150 wells were drilled in the area and additional acreage and wells were acquired in the area resulting in deliverability of approximately 44 MMcf per day net to the Company at December 31, 1998. The Blackfoot area in southeastern Alberta is the second largest natural gas producing area in Canada for the Company. In 1998, 16 new wells were drilled and numerous recompletions, workovers and facility optimizations were carried out resulting in deliverability of approximately 30 MMcf per day and 1.2 MBbl per day of crude oil and condensate net to the Company at December 31, 1998. Total Canadian natural gas deliverability net to the Company at December 31, 1998 was approximately 120 MMcf per day, and the Company held approximately 555,000 net undeveloped acres in Canada. Total Canadian natural gas deliveries net to the Company for 1998 averaged approximately 105 MMcf per day. The Company expects to maintain an active drilling program in Western Canada for several years.

  OUTSIDE NORTH AMERICA OPERATIONS

     The Company has producing operations offshore Trinidad and India, and is evaluating and conducting exploration, exploitation and development in selected other international areas.

     Trinidad. In November 1992, the Company was awarded a 95% working interest concession in the South East Coast Consortium ("SECC") Block offshore Trinidad, encompassing three undeveloped fields, previously held by three government-owned energy companies. The Kiskadee field has since been developed. The Ibis field is under development and the Oilbird field is anticipated to be developed over the next several years. Existing surplus processing and transportation capacity at the Pelican field facilities owned and operated by Trinidad and Tobago government-owned companies is being used to process and transport the production. Natural gas is being sold into the local market under a take-or-pay agreement with the National Gas Company of Trinidad and Tobago. In 1998, deliveries net to the Company averaged 139 MMcf per day of natural gas, which includes 24 MMcf per day of gas balancing volumes relating to a field allocation agreement, and 3.0 MBbl per day of crude oil and condensate. At December 31, 1998, the Company held approximately 144,000 net undeveloped acres in Trinidad.

     In 1995, the Company was awarded the right to develop the modified U(a) block near the SECC Block. A production sharing contract was signed with the Government of Trinidad and Tobago in 1996. The contract committed the Company to the acquisition of 3-D seismic data and the drilling of three wells. The first well was drilled in 1998 and was successful, encountering over 400 feet of net pay, resulting in the largest exploration discovery in the Company's history. The Company estimates the gross proved reserves of the discovery to be over 600 billion cubic feet equivalent.

     India. In December 1994, the Company signed agreements covering profit sharing, joint operations and product sales and representing a 30% working interest in, and was designated operator of, the Tapti, Panna and Mukta Blocks located offshore Bombay, India. The blocks were previously operated by the Indian national oil company, Oil & Natural Gas Corporation Limited, which retained a 40% working interest. The 363,000 acre Tapti Block contains two major proved natural gas accumulations delineated by 22 expendable exploration wells that have been plugged. The Company has substantially implemented an initial development plan for the Tapti Block accumulations and production began during 1997. At December 31, 1998, production, net to the Company, from Tapti was 50 MMcf per day. The 106,000 acre Panna Block and the 192,000 acre Mukta Block are partially developed with 65 wells capable of producing from six production platforms located in the Panna and Mukta fields. The Panna field was producing approximately 7.1 MBbl per day of crude oil net to the Company as of December 31, 1998. Natural gas sales began from the Panna field during the first quarter of 1998 and as of December 31, 1998, production, net to the Company, was 18 MMcf per day. The Company intends to continue development of the fields.

     Venezuela. The Company was awarded exploration, exploitation and development rights for a block offshore the eastern state of Sucre, Venezuela in early 1996. The Company signed agreements with the government of Venezuela and other participants associated with a concession awarded in the Gulf of Paria East. The Company holds an initial 90% working interest in the joint venture and acts as operator. One exploratory well was drilled during 1998 and encountered hydrocarbons. Additional evaluation work is being done, and another well is expected to be drilled during 1999.

     China. In August 1997, the Company signed a 30-year production sharing contract with the China National Petroleum Corporation for the appraisal and potential development of crude oil and natural gas reserves within the Chuanzhong Block situated in one of China's oldest producing areas in the central Sichuan Province. The Company holds a 100% working interest in the fields and is the operator.

     The contract provides for a two-year evaluation period during which the Company will perform three workover/stimulations to improve productivity in existing wells and will drill three new wells in the proved areas. Further commitments, if any, would arise from entering into the development period as specified in the contract. In 1998, the Company drilled and completed one well and recompleted another well.

     Other International. The Company continues to evaluate other selected conventional natural gas and crude oil opportunities outside North America by pursuing other exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified, particularly where synergies in natural gas transportation, processing and power generation can be optimized with other Enron Corp. affiliated companies. The Company is also participating in discussions concerning the potential for natural gas development opportunities in Mozambique as well as other opportunities in Trinidad, India and other countries. (See "Relationship Between the Company and Enron
Corp. - Business Opportunity Agreement" for a further discussion of the relationship between the Company and Enron Corp. in the Mozambique project.)

  MARKETING

     Wellhead Marketing. The Company's North America wellhead natural gas production is currently being sold on the spot market and under long-term natural gas contracts at market responsive prices. In many instances, the long-term contract prices closely approximate the prices received for natural gas being sold on the spot market. Wellhead natural gas volumes from Trinidad are sold at prices that are based on a fixed price schedule with annual escalations. Under terms of the production sharing contracts, natural gas volumes in India are sold to a nominee of the Government of India at a price linked to a basket of world market fuel oil quotations with floor and ceiling limits. Approximately 7% of the Company's wellhead natural gas production is currently being sold to pipeline and marketing subsidiaries of Enron Corp. The Company believes that the terms of its transactions and agreements with Enron Corp. are and intends that future such transactions and agreements will be at least as favorable to the Company as could be obtained from third parties.

     Substantially all of the Company's wellhead crude oil and condensate is sold under various terms and arrangements at market responsive prices. Approximately 1% of the Company's wellhead crude oil and condensate production is currently being sold to subsidiaries of Enron Corp.

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

     In September 1992, the Company sold a volumetric production payment for $326.8 million to a limited partnership. Delivery obligations were terminated in December 1998. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Sale of Volumetric Production Payment").

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

WELLHEAD VOLUMES AND PRICES, AND LEASE AND WELL EXPENSES

     The following table sets forth certain information regarding the Company's wellhead volumes of and average prices for natural gas per thousand cubic feet ("Mcf"), crude oil and condensate, and natural gas liquids per barrel ("Bbl"), and average lease and well expenses per thousand cubic feet equivalent ("Mcfe" - natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil, condensate or natural gas liquids) delivered during each of the three years in the period ended December 31, 1998:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
VOLUMES (PER DAY)
  Natural Gas (MMcf)
     United States(1).......................................     671      657      608
     Canada.................................................     105      101       98
     Trinidad...............................................     139      113      124
     India..................................................      56       18        -
                                                              ------   ------   ------
          Total.............................................     971      889      830
                                                              ======   ======   ======
  Crude Oil and Condensate (MBbl)
     United States..........................................    14.0     11.7      9.2
     Canada.................................................     2.6      2.5      2.4
     Trinidad...............................................     3.0      3.4      5.2
     India..................................................     5.1      2.3      2.8
                                                              ------   ------   ------
          Total.............................................    24.7     19.9     19.6
                                                              ======   ======   ======
  Natural Gas Liquids (MBbl)
     United States..........................................     2.9      2.6      1.3
     Canada.................................................     1.0      1.3      1.2
                                                              ------   ------   ------
          Total.............................................     3.9      3.9      2.5
                                                              ======   ======   ======
AVERAGE PRICES
  Natural Gas ($/Mcf)
     United States(2).......................................  $ 1.93   $ 2.32   $ 2.04
     Canada.................................................    1.40     1.43     1.15
     Trinidad...............................................    1.06     1.05     1.00
     India..................................................    2.41     2.79        -
          Composite.........................................    1.78     2.07     1.78
  Crude Oil and Condensate ($/Bbl)
     United States..........................................  $12.84   $19.81   $21.88
     Canada.................................................   11.82    17.16    18.01
     Trinidad...............................................   12.26    18.68    19.76
     India..................................................   12.86    20.05    20.17
          Composite.........................................   12.66    19.30    20.60
  Natural Gas Liquids ($/Bbl)
     United States..........................................  $ 8.38   $12.76   $14.67
     Canada.................................................    5.32     8.94     9.14
          Composite.........................................    7.56    11.54    11.99
LEASE AND WELL EXPENSES ($/MCFE)
     United States..........................................  $  .22   $  .23   $  .19
     Canada.................................................     .37      .39      .34
     Trinidad...............................................     .12      .16      .16
     India..................................................     .24      .64      .99
          Composite.........................................     .24      .26      .22

---------------

(1) Includes 48 MMcf per day in 1998, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended. Delivery obligations were terminated in December 1998.

(2) Includes an average equivalent wellhead value of $1.53 per Mcf in 1998, $1.73 per Mcf in 1997, and $1.17 per Mcf in 1996 for the volumes described in note (1), net of transportation costs.

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

     MMS leases contain relatively standardized terms requiring compliance with detailed MMS regulations and, in the case of offshore leases, orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). Such offshore operations are subject to numerous regulatory requirements, including the need for prior MMS approval for exploration, development, and production plans, stringent engineering and construction specifications applicable to offshore production facilities, regulations restricting the flaring or venting of production, and regulations governing the plugging and abandonment of offshore wells and the removal of all production facilities. Under certain circumstances, the MMS may require operations on federal leases to be suspended or terminated. Any such suspension or termination could adversely affect the Company's interests.

     The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that, in the opinion of the MMS, better reflects its market value, establish a new MMS form for collecting differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict how the Company will be affected by any change to this regulation.

     The MMS recently issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, the MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. The Company cannot predict what, if any, effect the new rule will have on its operations.

     Sales of crude oil, condensate and natural gas liquids by the Company are made at unregulated market prices.

     The transportation and sale for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). These statutes are administered by the Federal Energy Regulatory Commission (the "FERC"). Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by the Company of its own production. All other sales of natural gas by the Company, such as those of natural gas purchased from third parties, remain jurisdictional sales subject to a blanket sales certificate under the NGA, which has flexible terms and conditions. Consequently, all of the Company's sales of natural gas currently may be made at market prices, subject to applicable contract provisions. The Company's jurisdictional sales, however, are subject to the future possibility of greater federal oversight, including the possibility the FERC might prospectively impose more restrictive conditions on such sales.

     Since 1985, the FERC has endeavored to enhance competition in natural gas markets by making natural gas transportation more accessible to natural gas buyers and sellers on an open and nondiscriminatory basis. These efforts culminated in Order No. 636 and various rehearing orders ("Order No. 636"), which mandate a fundamental restructuring of interstate natural gas pipeline sales and transportation services, including the "unbundling" by interstate natural gas pipelines of the sales, transportation, storage, and other components of their service, and to separately state the rates for each unbundled service. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. Order No. 636 does not directly regulate the Company's activities, but has an indirect effect because of its broad scope. Order No. 636 has ended interstate pipelines' traditional role as wholesalers of natural gas, and substantially increased competition in natural gas markets. In spite of this uncertainty, Order No. 636 may enhance the Company's ability to market and transport its natural gas production, although it may also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of such tolerances.

     The Company owns, directly or indirectly, certain natural gas pipelines that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels as the pipeline restructuring under Order No. 636 is implemented. For example, the Texas Railroad Commission has approved changes to its regulations governing transportation and gathering services performed by intrastate pipelines and gatherers, which prohibit such entities from unduly discriminating in favor of their affiliates. The Company's gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

     The Company's natural gas gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. The Company cannot predict what effect, if any, such legislation might have on its operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

     The FERC has recently begun a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avail a market bias toward short-term contracts. While any resulting FERC action would affect the Company only indirectly, these inquiries are intended to further enhance competition in natural gas markets, while maintaining adequate consumer protections.

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

     Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on natural gas and crude oil exploration, development and production operations. Compliance with such laws and regulations has not had a material adverse effect on the Company's operations or financial condition. It is not anticipated, based on current laws and regulations, that the Company will be required in the near future to expend amounts that are material in relation to its total exploration and development expenditure program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     Canadian Regulation. In Canada, the petroleum industry is subject to extensive controls and operates under various provincial and federal legislation and regulations governing land tenure, royalties, taxes, production rates, operational standards, environmental protection, health and safety, exports and other matters. The Company operates within this regulatory framework and continues to monitor and evaluate the impact of the regulatory regime when determining parameters for engaging in oil and gas activities and investments in Canada. The price of natural gas and crude oil in Canada has been deregulated and is determined by market conditions and negotiations between buyers and sellers in a North American market place. The North American Free Trade Agreement supports the on-going cross-border commercial transactions of the natural gas and crude oil business.

     Various matters relating to the transportation and export of natural gas continue to be subject to regulation by provincial agencies and federally, by the National Energy Board; however, the North American Free Trade Agreement may have reduced the risk of altering existing cross-border commercial transactions through the assurance of fair implementation of regulatory changes, minimal disruption of contractual arrangements and the prohibition of discriminatory order restrictions and export taxes.

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

RELATIONSHIP BETWEEN THE COMPANY AND ENRON CORP.

     Ownership of Common Stock. Enron Corp. owns a majority of the outstanding shares of common stock of the Company. Through its ability to elect all of the directors of the Company, Enron Corp. generally has the ability to control matters relating to the management and policies of the Company, including determination with respect to acquisition or disposition of Company assets, the Company's exploration, development, and operating expenditure plans, future issuances of common stock or other securities of the Company and dividends payable on the common stock. (See also "General" relating to the announced intent by Enron Corp. to explore various potential transactions for its Company common stock.)

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

     In consideration for the Company's agreements in the Business Opportunity Agreement, Enron provided valuable consideration to the Company, including options to purchase common stock of Enron that will give the Company the opportunity to participate in future appreciation in value of Enron, including any appreciation in value resulting from activities that the Company has agreed to permit Enron and its subsidiaries to pursue. Enron granted the Company ten year options to purchase 3,200,000 shares of Enron common stock at $39.1875 per share, the closing price per share on the date that the Company's Board of Directors approved the Business Opportunity Agreement. The options vest in accordance with a schedule that provides that 25% vested immediately, 15% vest on the anniversary of the Business Opportunity Agreement in 1998 and 10% vest each anniversary thereafter until all of the options are vested. Vesting will be accelerated in the event of a change of control of the Company. For such purposes a "change of control" means that (a) Enron no longer owns capital stock of the Company representing at least 35% of the voting power for the election of directors and (b) a majority of the members of the Board of Directors of the Company consists of persons who are not officers or directors of Enron or any affiliate of Enron other than the Company. The Business Opportunity Agreement also included (i) an agreement to replace the existing services agreement, under which Enron provides certain services to the Company, with a new services agreement under which the Company's maximum payments to Enron for allocated indirect costs will be reduced by $2.8 million per year, (ii) an agreement by Enron relieving the Company of the obligation to bear the costs of any registration of sales by Enron of shares of common stock of the Company, (iii) an agreement by Enron to pay the costs of registration of the Company's sales of Enron common stock acquired upon exercise of the options granted in the Business Opportunity Agreement, (iv) an agreement that if Enron takes any action that results in the loss by the Company of its status as an "independent producer" under the Internal Revenue Code, Enron will pay the Company each year through 2006 the lesser of (a) $1 million and (b) an amount which, after payment of applicable taxes, will compensate the Company for the additional income tax liability resulting from the loss of independent producer status, (v) an agreement that if Enron requests that the Company relocate its offices, and if the Company agrees to do so, Enron will pay the Company's moving expenses, including expenses of building out or refurbishing the space in its new offices and expenses of removing and reinstalling the Company's telecommunications and information systems facilities and (vi) an agreement by Enron to reimburse the Company for the costs and expenses of legal and financial consultants retained to assist the special committee in connection with the Business Opportunity Agreement. In addition, pursuant to the Business Opportunity Agreement, Enron agreed to cause its subsidiary, Houston Pipe Line Company, to enter into various agreements with the Company rearranging certain existing contractual arrangements between them, and Enron and the Company entered into a licensing agreement covering the Enron name and mark and recognizing that the EOG and EOGI names and marks belong to the Company. In the Business Opportunity Agreement Enron and the Company also entered into agreements in principle regarding the manner in which they will share the burdens and benefits of the integrated projects under joint development by Enron and the Company in Qatar, Mozambique and Uzbekistan. The agreements in principle provide generally that the Company's interests in these projects will be 20%, 20% and 80%, respectively, of the combined ownership interest of the Company and Enron. In December 1998, the Company sold its interest in the Uzbekistan project and anticipates disposing of its interest in the Qatar project in early 1999.

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

     Contractual Arrangements. As part of the Business Opportunity Agreement, the Company entered into a Services Agreement (the "Services Agreement") with Enron Corp. effective January 1, 1997, pursuant to which Enron Corp. provides various services, such as maintenance of certain employee benefit plans, provision of certain telecommunications and computer services, lease of certain office space and the provision of certain purchasing and operating services and certain other corporate staff and support services. Such services historically have been supplied to the Company by Enron Corp., and the Services Agreement provides for the further delivery of such services substantially identical in nature and quality to those services previously provided. The Company has agreed to a fixed rate for the rental of office space and to reimburse Enron Corp. for all other direct costs incurred in rendering services to the Company under the contract and to pay Enron Corp. for allocated indirect costs incurred in rendering such services up to a maximum of approximately $5.1 million for 1998 and $5.3 million for 1997. The limit on cost for the allocated indirect services provided by Enron Corp. to the Company will increase in subsequent years for inflation and certain changes in the Company's allocation bases. The Services Agreement is for an initial term of ten years through December 2006 and will continue thereafter until terminated by either party.

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

OTHER MATTERS

     Energy Prices. Since the Company is primarily a natural gas company, it is more significantly impacted by changes in natural gas prices than in the prices for crude oil, condensate or natural gas liquids. During recent periods, domestic natural gas has been priced significantly below parity with crude oil and condensate based on the energy equivalency of, and differences in transportation and processing costs associated with, the respective products although that relationship improved during 1998. This imbalance in parity has been primarily driven by, among other things, a supply of domestic natural gas volumes in excess of demand requirements. The Company is unable to predict when this supply imbalance may be resolved due to the significant impacts of factors such as general economic conditions, technology developments, weather and other international energy supplies over which the Company has no control.

     Average North America wellhead natural gas prices have fluctuated, at times rather dramatically, during the last three years. While these fluctuations resulted in increases in average North America wellhead natural gas prices received by the Company of 43% from 1995 to 1996 and 15% from 1996 to 1997, the average North America wellhead natural gas prices realized by the Company from 1997 to 1998 decreased by 15%. Wellhead natural gas volumes from Trinidad are sold at prices that are based on a fixed schedule with periodic escalations. Natural gas deliveries in India commenced in June 1997 and, under the terms of the production sharing contracts, the price of such deliveries are indexed to a basket of world market fuel oil quotations structured to include floor and ceiling limits. Due to the many uncertainties associated with the world political environment, the availabilities of other world wide energy supplies and the relative competitive relationships of the various energy sources in the view of the consumers, the Company is unable to predict what changes may occur in natural gas prices in the future.

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

     At December 31, 1998, the Company had outstanding crude oil commodity price swap transactions, designated as hedges, covering approximately 700 MBbl of crude oil and condensate for 1999. The fair value of the positions was a net revenue increase of $4 million at December 31, 1998.

     At December 31, 1998, based on the portion of the Company's anticipated natural gas volumes for 1999 for which prices have not, in effect, been hedged using NYMEX-related commodity market transactions and long-term marketing contracts, the Company's net income and cash flow sensitivity to changing natural gas prices is approximately $18 million for each $.10 per Mcf change in average wellhead natural gas prices. While the Company is not impacted as significantly by changing crude oil prices for those volumes not otherwise hedged, its net income and cash flow sensitivity is approximately $6 million for $1.00 per barrel change in average wellhead crude oil prices. Natural gas prices received in India fluctuate between floor and ceiling price limits based on prices for a basket of petroleum products.

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

     The credit, which is currently approximately $.52 per million British thermal units ("MMBtu") of natural gas, is computed by reference to the price of crude oil, and is phased out as the price of crude oil exceeds $23.50 in 1980 dollars (adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1980 dollars (similarly adjusted). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $48 per barrel in current dollars. Significant benefits from the tax credit have accrued and continue to accrue to the Company since a portion (and in some cases a substantial portion) of the Company's natural gas production from new wells drilled after November 5, 1990, and before January 1, 1993, on the Company's leases in several of the Company's significant producing areas qualify for this tax credit.

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

     The Company's operations outside of North America are subject to certain risks, including expropriation of assets, risks of increases in taxes and government royalties, renegotiation of contracts with foreign governments, political instability, payment delays, limits on allowable levels of production and currency exchange and repatriation losses, as well as changes in laws, regulations and policies governing operations of foreign companies generally.

CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company and their names and ages are as follows (all positions are with the Company unless otherwise noted):

            NAME              AGE                          POSITION
            ----              ---                          --------
Forrest E. Hoglund..........  65    Chairman of the Board; Director
Mark G. Papa................  52    President and Chief Executive Officer; Director
Edmund P. Segner, III.......  45    Vice Chairman and Chief of Staff
Dennis M. Ulak..............  45    President, International Operations and Chairman of
                                    the Board and Chief Executive Officer, Enron Oil & Gas
                                    International, Inc.
Jeffrey B. Sherrick.........  44    President and Chief Operating Officer, Enron Oil & Gas
                                    International, Inc.
Loren M. Leiker.............  45    Executive Vice President, Exploration
Gary L. Thomas..............  49    Executive Vice President, North American Operations
Barry Hunsaker, Jr..........  48    Senior Vice President and General Counsel
Walter C. Wilson............  56    Senior Vice President and Chief Financial Officer

     Forrest E. Hoglund joined the Company as Chairman of the Board and Director in September 1987. He also served as Chief Executive Officer of the Company until September 1998 and served as President from May 1990 until December 1996. Mr. Hoglund is an advisory director of Chase Bank of Texas, National Association.

     Mark G. Papa was elected President and Chief Executive Officer and Director of the Company in September 1998, President and Chief Operating Officer in September 1997, President in December 1996 and was President North America Operations from February 1994 to September 1998. From May 1986 through January 1994, Mr. Papa served as Senior Vice President - Operations. Mr. Papa joined Belco Petroleum Corporation, a predecessor of the Company, in 1981.

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

     Loren M. Leiker joined the Company in April 1989 and has been Executive Vice President, Exploration since May 1998. Mr. Leiker was previously Senior Vice President, Exploration of the Company.

     Gary L. Thomas was elected Executive Vice President, North American Operations in May 1998. He was previously Senior Vice President and General Manager of the Company's Midland Division. Mr. Thomas joined a predecessor of the Company in July 1978.

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

     Walter C. Wilson joined the Company in November 1987 and has been Senior Vice President and Chief Financial Officer since May 1991.

ITEM 2. PROPERTIES

OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES AND RESERVES

     Reserve Information. For estimates of the Company's net proved and proved developed reserves of natural gas and liquids, including crude oil, condensate and natural gas liquids, see "Supplemental Information to Consolidated Financial Statements".

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

     In general, the volume of production from oil and gas properties owned by the Company declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration, exploitation and development activities, the proved reserves of the Company will decline as reserves are produced. Volumes generated from future activities of the Company are therefore highly dependent upon the level of success in finding or acquiring additional reserves and the costs incurred in so doing. The Company's estimates of reserves filed with other federal agencies agree with the information set forth in Supplemental Information to Consolidated Financial Statements.

     Acreage. The following table summarizes the Company's developed and undeveloped acreage at December 31, 1998. Excluded is acreage in which the Company's interest is limited to owned royalty, overriding royalty and other similar interests.

                                        DEVELOPED              UNDEVELOPED                TOTAL
                                  ---------------------   ---------------------   ---------------------
                                    GROSS        NET        GROSS        NET        GROSS        NET
                                  ---------   ---------   ---------   ---------   ---------   ---------
United States
  California....................     21,324      16,747     821,738     748,238     843,062     764,985
  Texas.........................    413,305     220,075     637,850     513,807   1,051,155     733,882
  Offshore Gulf of Mexico.......    283,571     126,306     564,775     417,827     848,346     544,133
  Wyoming.......................    153,597     116,092     324,531     251,792     478,128     367,884
  Oklahoma......................    188,963     104,633     122,848      87,264     311,811     191,897
  Montana.......................    119,686       1,651     146,013     103,779     265,699     105,430
  New Mexico....................     71,945      35,091     106,133      64,232     178,078      99,323
  Utah..........................     74,454      50,311      40,873      27,205     115,327      77,516
  Mississippi...................      5,144       5,052      43,174      42,950      48,318      48,002
  Kansas........................     17,339      15,489       6,747       4,009      24,086      19,498
  Colorado......................     20,619       1,233      30,908      13,618      51,527      14,851
  Louisiana.....................      6,285       5,429       6,520       3,767      12,805       9,196
  Arkansas......................      8,522       1,319       2,457       2,010      10,979       3,329
  Other.........................      5,247         984       1,015         795       6,262       1,779
                                  ---------   ---------   ---------   ---------   ---------   ---------
          Total.................  1,390,001     700,412   2,855,582   2,281,293   4,245,583   2,981,705
Canada
  Saskatchewan..................    251,805     235,121     288,834     283,732     540,639     518,853
  Alberta.......................    372,612     243,225     336,713     243,971     709,325     487,196
  Manitoba......................     11,743       9,954      23,730      21,966      35,473      31,920
  British Columbia..............        656         164       8,755       5,553       9,411       5,717
                                  ---------   ---------   ---------   ---------   ---------   ---------
          Total Canada..........    636,816     488,464     658,032     555,222   1,294,848   1,043,686
Other International
  China.........................      5,000       5,000   1,844,531   1,844,531   1,849,531   1,849,531
  Venezuela.....................          -           -     268,413     241,572     268,413     241,572
  India.........................     98,300      29,490     564,307     169,292     662,607     198,782
  France........................          -           -     168,032     168,032     168,032     168,032
  Trinidad......................      4,200       3,990     147,233     143,490     151,433     147,480
                                  ---------   ---------   ---------   ---------   ---------   ---------
          Total Other
            International.......    107,500      38,480   2,992,516   2,566,917   3,100,016   2,605,397
                                  ---------   ---------   ---------   ---------   ---------   ---------
          Total.................  2,134,317   1,227,356   6,506,130   5,403,432   8,640,447   6,630,788
                                  =========   =========   =========   =========   =========   =========

     Producing Well Summary. The following table reflects the Company's ownership in gas and oil wells located in Texas, the Gulf of Mexico, Oklahoma, New Mexico, Utah, Wyoming, and various other states, Canada, Trinidad, India and China at December 31, 1998. Gross gas and oil wells include 255 with multiple completions.

                                                               PRODUCTIVE WELLS
                                                               -----------------
                                                                GROSS      NET
                                                               -------   -------
Gas.........................................................    5,253     3,788
Oil.........................................................      897       506
                                                                -----     -----
          Total.............................................    6,150     4,294
                                                                =====     =====

     Drilling and Acquisition Activities. During the years ended December 31, 1998, 1997 and 1996 the Company spent approximately $769 million, $693 million and $599 million, respectively, for exploratory and development drilling and acquisition of leases and producing properties. The Company drilled, participated in the drilling of or acquired wells as set out in the table below for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                      1998             1997             1996
                                                 --------------   --------------   --------------
                                                 GROSS    NET     GROSS    NET     GROSS    NET
                                                 -----   ------   -----   ------   -----   ------
Development Wells Completed
  North America
     Gas.......................................   478    402.80    467    352.90    396    325.04
     Oil.......................................    38     34.98     94     74.85     80     57.46
     Dry.......................................    79     62.16    101     80.01     80     68.77
                                                  ---    ------    ---    ------    ---    ------
          Total................................   595    499.94    662    507.76    556    451.27
  Outside North America
     Gas.......................................     -         -     12      3.60      -         -
     Oil.......................................    21      6.30      6      1.80      1       .30
     Dry.......................................     -         -      -         -      -         -
                                                  ---    ------    ---    ------    ---    ------
          Total................................    21      6.30     18      5.40      1       .30
                                                  ---    ------    ---    ------    ---    ------
          Total Development....................   616    506.24    680    513.16    557    451.57
                                                  ---    ------    ---    ------    ---    ------
Exploratory Wells Completed
  North America
     Gas.......................................     5      4.40      8      5.12     14     10.36
     Oil.......................................     6      5.50      -         -      1       .78
     Dry.......................................    22     15.70     12      7.53     26     19.00
                                                  ---    ------    ---    ------    ---    ------
          Total................................    33     25.60     20     12.65     41     30.14
  Outside North America
     Gas.......................................     1      1.00      -         -      -         -
     Oil.......................................     1       .90      -         -      -         -
     Dry.......................................     -         -      -         -      1       .50
                                                  ---    ------    ---    ------    ---    ------
          Total................................     2      1.90      -         -      1       .50
                                                  ---    ------    ---    ------    ---    ------
          Total Exploratory....................    35     27.50     20     12.65     42     30.64
                                                  ---    ------    ---    ------    ---    ------
          Total................................   651    533.74    700    525.81    599    482.21
Wells in Progress at end of period.............    28     15.73     44     36.39     87     61.08
                                                  ---    ------    ---    ------    ---    ------
          Total................................   679    549.47    744    562.20    686    543.29
                                                  ===    ======    ===    ======    ===    ======
Wells Acquired
     Gas.......................................   333    317.23*   227     82.45*   350    148.20*
     Oil.......................................     -      1.70*    48     20.50*     5       .65
                                                  ---    ------    ---    ------    ---    ------
          Total................................   333    318.93    275    102.95    355    148.85
                                                  ===    ======    ===    ======    ===    ======

---------------

* Includes the acquisition of additional interests in certain wells in which the Company previously acquired an interest.

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

     Enron Oil & Gas India Ltd. ("EOGIL"), a wholly-owned subsidiary of the Company, is a respondent in two public interest lawsuits filed in the Delhi High Court, India. The first (the "Wadehra Action") was brought by B. L. Wadehra, an Indian public interest lawyer, against the Union of India, EOGIL, EOGIL co-participants in the Panna and Mukta fields, Reliance Industries Limited ("Reliance") and Oil & Natural Gas Corporation Limited ("ONGC"), and certain other respondents. ONGC is the Indian national oil company and is wholly-owned by the Union of India. The second suit (the "CPIL Action") was brought by the Centre for Public Interest Litigation and the National Alliance of People's Movement against the Union of India, the Central Bureau of Investigation, ONGC, Reliance and EOGIL. Petitioners in both the Wadehra Action and the CPIL Action allege various improprieties in the award of the Panna and Mukta fields to EOGIL, Reliance and ONGC, and seek the cancellation of the Production Sharing Contract for the Panna and Mukta fields. The Union of India is vigorously disputing these allegations. The Company believes that the public competitive bidding process for the fields was fair and that the award of these fields to EOGIL, Reliance and ONGC was proper. Following a series of hearings, the Delhi High Court has entered an order dismissing both lawsuits. The plaintiffs have filed a special leave petition seeking to appeal this decision to the India Supreme Court. Although no assurances can be given, based on currently available information the Company believes that the claims made by the petitioners in both actions are without merit, and that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock of the Company, as reported on the New York Stock Exchange Composite Tape, and the amount of cash dividends paid per share.

                                                                 PRICE RANGE
                                                               ---------------     CASH
                                                                HIGH     LOW     DIVIDENDS
                                                               ------   ------   ---------
1996
  First Quarter.............................................   $28.50   $22.38     $0.03
  Second Quarter............................................    28.63    23.88      0.03
  Third Quarter.............................................    30.63    22.88      0.03
  Fourth Quarter............................................    28.38    23.25      0.03
1997
  First Quarter.............................................   $27.00   $19.88     $0.03
  Second Quarter............................................    21.75    17.50      0.03
  Third Quarter.............................................    25.06    17.69      0.03
  Fourth Quarter............................................    23.81    18.50      0.03
1998
  First Quarter.............................................   $24.13   $18.56     $0.03
  Second Quarter............................................    24.50    18.13      0.03
  Third Quarter.............................................    20.69    11.75      0.03
  Fourth Quarter............................................    18.50    12.69      0.03

     As of March 1, 1999, there were approximately 440 record holders of the Company's common stock, including individual participants in security position listings. There are an estimated 22,000 beneficial owners of the Company's common stock, including shares held in street name.

     The Company currently intends to continue to pay quarterly cash dividends on its outstanding shares of common stock. However, the determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other things, the financial condition, funds from operations, level of exploration, exploitation and development expenditure opportunities and future business prospects of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------
                                       1998         1997         1996         1995         1994
                                    ----------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Net operating revenues............  $  769,188   $  783,501   $  730,648   $  648,702   $  625,823
Operating expenses
  Lease and well..................      98,868       96,064       76,618       69,463       60,384
  Exploration costs...............      65,940       57,696       55,009       42,044       41,811
  Dry hole costs..................      22,751       17,303       13,193       12,911       17,197
  Impairment of unproved oil and
     gas properties...............      32,076       27,213       21,226       23,715       24,936
  Depreciation, depletion and
     amortization.................     315,106      278,179      251,278      216,047      242,182
  General and administrative......      69,010       54,415       56,405       56,626       51,418
  Taxes other than income.........      51,776       59,856       48,089       32,587       28,254
                                    ----------   ----------   ----------   ----------   ----------
          Total...................     655,527      590,726      521,818      453,393      466,182
                                    ----------   ----------   ----------   ----------   ----------
Operating income..................     113,661      192,775      208,830      195,309      159,641
Other income (expense), net.......      (4,800)      (1,588)      (5,007)         669        2,783
Interest expense (net of interest
  capitalized)....................      48,579       27,717       12,861       11,924        8,489
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes........      60,282      163,470      190,962      184,054      153,935
Income tax provision(1)...........       4,111(2)    41,500(3)    50,954(4)    41,936(5)     5,937(6)
                                    ----------   ----------   ----------   ----------   ----------
Net income........................  $   56,171   $  121,970   $  140,008   $  142,118   $  147,998
                                    ==========   ==========   ==========   ==========   ==========
Net income per share of common stock
  Basic...........................  $      .36   $      .78   $      .88   $      .89   $      .93
                                    ==========   ==========   ==========   ==========   ==========
  Diluted.........................  $      .36   $      .77   $      .87   $      .88   $      .92
                                    ==========   ==========   ==========   ==========   ==========
Average number of common shares
  Basic...........................     154,345      157,376      159,853      159,917      159,845
                                    ==========   ==========   ==========   ==========   ==========
  Diluted.........................     155,054      158,160      161,525      161,132      160,654
                                    ==========   ==========   ==========   ==========   ==========

                                                          AT DECEMBER 31,
                                   --------------------------------------------------------------
                                      1998         1997         1996         1995         1994
                                   ----------   ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Oil and gas properties - net.....  $2,676,363   $2,387,207   $2,099,589   $1,881,545   $1,684,811
Total assets.....................   3,018,095    2,723,355    2,458,353    2,147,258    1,861,867
Long-term debt
  Trade..........................     942,779      548,775      466,089      147,559      165,337
  Affiliate......................     200,000      192,500            -      141,520       25,000
Deferred revenue.................       4,198       39,918       56,383      205,453      184,183
Shareholders' equity.............   1,280,304    1,281,049    1,265,090    1,163,659    1,043,419

---------------

(1) Includes benefits of approximately $12 million, $12 million, $16 million, $22 million and $36 million in 1998, 1997, 1996, 1995 and 1994, respectively, relating to tight gas sand federal income tax credits.

(2) Includes a benefit of $2 million related to the final audit assessments of India taxes for certain prior years, a benefit of $3.8 million related to reduced deferred franchise taxes, and $3.5 million related to Venezuela deferred tax benefits.

(3) Includes a benefit of $15 million primarily associated with the refiling of certain Canadian tax returns and the sale of certain international assets and subsidiaries.

(4) Includes a benefit of $9 million primarily associated with a reassessment of deferred tax requirements and the successful resolution on audit of Canadian income taxes for certain prior years.

(5) Includes a benefit of approximately $14 million associated with the successful resolution on audit of federal income taxes for certain prior years.

(6) Includes a benefit of approximately $8 million related to reduced estimated state income taxes and certain franchise taxes, a portion of which is treated as income tax under Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes", and a $5 million benefit from the reduction of the Company's deferred federal income tax liability resulting from a reevaluation of deferred tax requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of operations for each of the three years in the period ended December 31, 1998 should be read in conjunction with the consolidated financial statements of the Company and notes thereto beginning with page F-1.

RESULTS OF OPERATIONS

     Net Operating Revenues. Wellhead volume and price statistics for the specified years were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Natural Gas Volumes (MMcf per day)
  United States(1)..........................................     671      657      608
  Canada....................................................     105      101       98
  Trinidad..................................................     139      113      124
  India.....................................................      56       18        -
                                                              ------   ------   ------
          Total.............................................     971      889      830
                                                              ======   ======   ======
Average Natural Gas Prices ($/Mcf)
  United States(2)..........................................  $ 1.93   $ 2.32   $ 2.04
  Canada....................................................    1.40     1.43     1.15
  Trinidad..................................................    1.06     1.05     1.00
  India.....................................................    2.41     2.79        -
          Composite.........................................    1.78     2.07     1.78
Crude Oil and Condensate Volumes (MBbl per day)
  United States.............................................    14.0     11.7      9.2
  Canada....................................................     2.6      2.5      2.4
  Trinidad..................................................     3.0      3.4      5.2
  India.....................................................     5.1      2.3      2.8
                                                              ------   ------   ------
          Total.............................................    24.7     19.9     19.6
                                                              ======   ======   ======
Average Crude Oil and Condensate Prices ($/Bbl)
  United States.............................................  $12.84   $19.81   $21.88
  Canada....................................................   11.82    17.16    18.01
  Trinidad..................................................   12.26    18.68    19.76
  India.....................................................   12.86    20.05    20.17
          Composite.........................................   12.66    19.30    20.60
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States.............................................     771      743      670
  Canada....................................................     128      124      120
  Trinidad..................................................     157      133      156
  India.....................................................      86       32       17
                                                              ------   ------   ------
          Total.............................................   1,142    1,032      963
                                                              ======   ======   ======
          Total Bcfe Deliveries.............................     417      377      353

---------------

(1) Includes 48 MMcf per day in 1998, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended. Delivery obligations were terminated in December 1998.

(2) Includes an average equivalent wellhead value of $1.53 per Mcf in 1998, $1.73 per Mcf in 1997, and $1.17 per Mcf in 1996 for the volumes detailed in note (1), net of transportation costs.

(3) Includes natural gas and crude oil, condensate and natural gas liquids.

     1998 compared to 1997. During 1998, net operating revenues decreased $14 million to $769 million. Total wellhead revenues of $755 million decreased by $74 million, or 9%, as compared to 1997.

     Average wellhead natural gas prices for 1998 were approximately 14% lower than the comparable period in 1997 reducing net operating revenues by approximately $104 million. Average wellhead crude oil and condensate prices were down by 34% worldwide decreasing net operating revenues by $60 million. Revenues from the sale of natural gas liquids decreased $6 million primarily due to lower wellhead prices. Wellhead natural gas volumes were approximately 9% higher than the comparable period in 1997 increasing net operating revenues by nearly $62 million. Natural gas production in India increased 38 MMcf per day from the Tapti and Panna fields, which did not commence deliveries until late in the second quarter of 1997 and the first quarter of 1998, respectively. Production in Trinidad increased 26 MMcf per day due primarily to additional volumes above the current contract level relating to gas balancing volumes pursuant to a field allocation agreement. North America wellhead natural gas production was approximately 2% higher than the comparable period in 1997. Wellhead crude oil and condensate volumes were 24% higher than in 1997 increasing net operating revenues by $34 million. Production from the Panna and Mukta fields in India more than doubled as a result of the ongoing development program and shut-down of crude oil production in the second quarter of 1997 to allow for the conversion from temporary to permanent production facilities. North America crude oil and condensate volumes increased 17% due primarily to higher levels of liquids production in South Texas and offshore.

     Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions, and margins related to the volumetric production payment decreased net operating revenue by $4 million during 1998, compared to a $61 million reduction in 1997, representing an improvement of $57 million.

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

  Operating Expenses

     1998 compared to 1997. During 1998, operating expenses of $656 million were approximately $65 million higher than the $591 million incurred in 1997.

     Lease and well expenses increased $3 million to $99 million primarily due to commencement of operations in China. Exploration expenses of $66 million and dry hole expenses of $23 million increased $8 million and $5 million, respectively, from 1997 primarily due to increased exploratory drilling and other exploration activities in North America. Impairment of unproved oil and gas properties increased $5 million to $32 million resulting from a full year of impairment recorded on unproved leases acquired in 1997 in North America. Depreciation, depletion and amortization ("DD&A") expense increased approximately $37 million to $315 million in 1998 primarily reflecting a higher per unit rate in North America and increased worldwide production volumes. General and administrative expenses were $15 million higher than in 1997 due to expanded worldwide operations. Taxes other than income were down by approximately $8 million from the prior year primarily due to lower state severance taxes associated with decreased wellhead revenues in the United States.

     Total operating costs per unit of production, which include lease and well, DD&A, general and administrative, taxes other than income and interest expense, increased 2% to $1.40 per thousand cubic feet equivalent ("Mcfe") in 1998 from $1.37 per Mcfe in 1997. This increase is primarily due to a higher per unit rate of interest expense, DD&A expense and general and administrative expenses, partially offset by a lower per unit rate of lease and well expense and taxes other than income.

     1997 compared to 1996. During 1997, operating expenses of $591 million were approximately $69 million higher than the $522 million incurred in 1996.

     Lease and well expenses increased $19 million to $96 million primarily due to expanded operations and increased North America production activities at higher costs to maximize the volumes delivered at higher product prices. Exploration expenses of $58 million and dry hole expenses of $17 million increased $3 million and $4 million, respectively, from 1996 primarily due to increased exploratory drilling activities in North America. Impairment of unproved oil and gas properties increased $6 million to $27 million as a result of increased acquisition of unproved leases in North America. DD&A expense increased approximately $27 million to $278 million in 1997 primarily reflecting an increase in North America production volumes. Taxes other than income were up by approximately $12 million from the prior year primarily due to higher state severance taxes associated with increased wellhead revenues in the United States.

     Total operating costs per unit of production, which include lease and well, DD&A, general and administrative, taxes other than income and interest expense, increased 9% to $1.37 per Mcfe in 1997 from $1.26 per Mcfe in 1996. This increase was primarily attributable to increased lease and well costs industry-wide, higher per unit DD&A and higher interest expense associated with expanded worldwide operations, partially offset by lower per unit general and administrative expenses.

     Other Income (Expense). The net expense for 1998 was primarily comprised of provisions for doubtful accounts receivable associated with certain international activities and contract settlements partially offset by interest income.

     Interest Expense. The increase in net interest expense of $21 million from 1997 to 1998 and $15 million from 1996 to 1997 primarily reflects a higher level of debt outstanding due to expanded worldwide operations and common stock repurchases. (See Note 4 to Consolidated Financial Statements.)

     Income Taxes. Income tax provision decreased approximately $37 million for 1998 as compared to 1997 and decreased approximately $9 million for 1997 as compared to 1996 primarily due to lower pre-tax income year to year.

CAPITAL RESOURCES AND LIQUIDITY

     Cash Flow. The primary sources of cash for the Company during the three-year period ended December 31, 1998 included funds generated from operations, proceeds from the sales of selected oil and gas reserves and related assets and proceeds from new borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, common stock repurchases, dividends paid to Company shareholders and the repayment of debt.

     Net operating cash flows of $404 million in 1998 decreased approximately $127 million as compared to 1997 primarily reflecting increased working capital for operating activities, higher interest expense, decreased operating revenues, increased cash operating expenses and increased cash taxes. Changes in working capital and other liabilities decreased operating cash flows by $72 million as compared to 1997 primarily due to the payment of $25 million of income taxes due under the 1997 tax agreement with Enron Corp. and changes in accounts receivable, accrued royalties payable and accrued production taxes caused by fluctuation of commodity prices at each year end. Net investing cash outflows of $760 million in 1998 increased by $63 million as compared to 1997 due primarily to increased exploration and development expenditures of $78 million, partially offset by higher proceeds from sales of reserves and related assets of $24 million. Changes in Components of Working Capital Associated with Investing Activities included for all periods changes in accounts payable related to the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities. Cash provided by financing activities in 1998 was $353 million as compared to $168 million in 1997. Financing activities in 1998 included the net issuance of $402 million of long-term debt primarily to fund exploration and development activities, to repurchase shares of the Company's common stock and to pay cash dividends. Share repurchases in 1998 totaled $26 million as compared to repurchases of $99 million in 1997. Dividend payments were approximately $19 million in each year.

     Net operating cash flows of $531 million in 1997 increased approximately $166 million as compared to 1996 due to higher production related net operating revenues net of cash operating expenses, lower current income taxes and reduced working capital requirements. The working capital changes primarily reflected higher 1996 end of year operating revenues collected in 1997 partially offset by the higher level of end of year 1996 operating-related accounts payable paid in 1997. Net investing cash outflows of $697 million in 1997 increased by approximately $185 million as compared to 1996 due primarily to increased exploration and development expenditures of approximately $93 million and reduced proceeds from sales of reserves and related assets of $26 million. The investing cash outflows in 1997 included a $22 million increase in working capital requirements associated with investing activities as compared to a $37 million decrease in 1996 primarily related to the timing of drilling expenditures. Cash provided by financing activities in 1997 increased $37 million, as compared to 1996, to $168 million. Financing activities in 1997 included the net issuance of $279 million of long-term debt as compared to $179 million issued in 1996. Share repurchases were $99 million in 1997 as compared to $44 million in 1996, and dividends paid were approximately $19 million in each year.

     Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of depreciation, depletion and amortization, impairment of unproved oil and gas properties, deferred income taxes, gains on sales of oil and gas reserves and related assets, certain other non-cash amounts, except for amortization of deferred revenue, and exploration and dry hole costs. The Company generated discretionary cash flow of approximately $463 million in 1998, $508 million in 1997 and $479 million in 1996.

     Volumetric Production Payment. In September 1992, the Company sold a volumetric production payment for $326.8 million to a limited partnership. (See
Note 5 to Consolidated Financial Statements.) Under the terms of the production payment, as amended October 1, 1993, the Company conveyed a real property interest of certain natural gas and other hydrocarbons to the purchaser. Deliveries were scheduled at the rate of 50 billion British thermal units per day through March 31, 1999. The Company accounted for the proceeds received in the transaction as deferred revenue, which was amortized into revenue and income as natural gas and other hydrocarbons were produced and delivered during the term of the volumetric production payment agreement. In December 1998, the Company settled the remainder of the contract in cash which was not materially different from the recorded deferred revenue, and delivery obligations were terminated.

     Exploration and Development Expenditures. The table below sets out components of actual exploration and development expenditures for the years ended December 31, 1998, 1997 and 1996, along with those budgeted for the year 1999.

                                                                    ACTUAL
                                                              ------------------   BUDGETED
EXPENDITURE CATEGORY                                          1998   1997   1996     1999
--------------------                                          ----   ----   ----   ---------
                                                                (IN MILLIONS)
Capital
  Drilling and Facilities...................................  $421   $446   $408
  Leasehold Acquisitions....................................    36     77     45
  Producing Property Acquisitions...........................   211     81     69
  Capitalized Interest and Other............................    22     22     18
                                                              ----   ----   ----
          Subtotal..........................................   690    626    540
Exploration Costs...........................................    66     58     55
Dry Hole Costs..............................................    23     17     13
                                                              ----   ----   ----
          Total.............................................  $779   $701   $608   $575-$650
                                                              ====   ====   ====   =========

     Exploration and development expenditures increased $78 million in 1998 as compared to 1997 primarily due to the third quarter 1998 acquisition of producing properties in the Gulf of Mexico for $156 million. Unproved leasehold acquisitions decreased $41 million primarily in North America. Drilling and facilities expenditures declined by approximately $25 million in 1998 as decreased activity in North America and lower expenditures in India were partially offset by new drilling in Trinidad and Venezuela. While development activities continued in India, expenditures in 1998 were less than in 1997 due to 1997 expenditures associated with the installation of permanent production facilities.

     Exploration and development expenditures increased $93 million in 1997 as compared to 1996 primarily due to increased exploration and development activities in the United States and the acquisition of producing properties in South Texas and in the Blackfoot area in Canada. Partially offsetting these increases were the reduction of construction expenditures in India related to the Tapti and Panna/Mukta production facilities which were completed in 1997. (See "Business - Exploration and Production" for additional information detailing the specific geographic locations of the Company's drilling programs and "Outlook" below for a discussion related to 1999 exploration and development expenditure plans).

     Hedging Transactions. The Company's 1998 NYMEX-related natural gas and crude oil commodity price swaps closed with "other marketing revenue" increases of $1 million pretax and $5 million pretax, respectively. At December 31, 1998, there were open crude oil commodity price swaps for 1999 covering approximately 700 MBbl of crude oil at a weighted average price of $18.85 per barrel. There were no outstanding natural gas commodity price swaps.

     Financing. The Company's long-term debt-to-total-capital ratio was 47% and 37% as of December 31, 1998 and 1997, respectively.

     During 1998, total long-term debt increased $402 million to $1,143 million as a result of borrowings related to increased exploration and development expenditures and the repurchase of the Company's common stock. (See Note 4 to the Consolidated Financial Statements). The estimated fair value of the Company's long-term debt at December 31, 1998 and 1997 was $1,141 million and $744 million, respectively, based upon quoted market prices and, where such prices were not available, upon interest rates currently available to the Company at year end. The Company's debt is primarily at fixed interest rates. At December 31, 1998, a 1% change in interest rates would result in a $49 million change in the estimated fair value of the fixed rate obligations. (See Note 14 to the Consolidated Financial Statements). Certain borrowings of the Company contain covenants requiring the maintenance of certain financial ratios and limitations on liens, debt issuance and dispositions of assets. These covenants include a 50% debt-to-total-capital limitation. Should commodity price levels experienced in late 1998 and early 1999 persist, the resulting reduction in cash flow available from operations may necessitate further action(s) which could include a reduction in capital expenditure plans, the issuance of preferred stock and/or common equity, and/or the renegotiation of the debt covenants in order to remain in compliance.

     The Company maintains reciprocal agreements with Enron Corp. that provide for the borrowing by the Company of up to $200 million and investing by the Company of surplus funds of up to $200 million at market-based interest rates through December 31, 1999. Advances from Enron Corp. of $200 million and $193 million were outstanding as of December 31, 1998 and 1997, respectively. There were no investments with Enron Corp. as of December 31, 1998 or 1997.

     Outlook. Uncertainty continues to exist as to the direction of future North America natural gas and crude oil price trends, and there remains a rather wide divergence in the opinions held by some in the industry. This divergence in opinion is caused by various factors including improvements in the technology used in drilling and completing crude oil and natural gas wells that are tending to mitigate the impacts of fewer crude oil and natural gas wells being drilled, improvements being realized in the availability and utilization of natural gas storage capacity and warmer than normal weather experienced in 1998. However, the continually increasing recognition of natural gas as a more environmentally friendly source of energy along with the availability of significant domestically sourced supplies should result in further increases in demand and a supporting/strengthening of the overall natural gas market over time. Being primarily a natural gas producer, the Company is more significantly impacted by changes in natural gas prices than by changes in crude oil and condensate prices. (See "Business - Other Matters - Energy Prices"). At December 31, 1998, based on the portion of the Company's anticipated natural gas volumes for 1999 for which prices have not, in effect, been hedged using NYMEX-related commodity market transactions and long-term marketing contracts, the Company's net income and cash flow sensitivity to changing natural gas prices is approximately $18 million for each $.10 per Mcf change in average wellhead natural gas prices. While the Company is not impacted as significantly by changing crude oil prices for those volumes not otherwise hedged, its net income and cash flow sensitivity is approximately $6 million for $1.00 per barrel change in average wellhead crude oil prices.

     The Company plans to continue to focus a substantial portion of its development and exploration expenditures in its major producing areas in North America. However, based on the continuing uncertainty associated with North America natural gas prices and as a result of the recent success realized in Trinidad and India and commencement of development activities in China, the Company anticipates expending a substantial portion of its available funds in the further development of these opportunities outside North America. In addition, the Company expects to conduct limited exploratory activity in other areas outside of North America and will continue to evaluate the potential for involvement in other exploitation type opportunities. (See
"Business - Exploration and Production" for additional information detailing the specific geographic locations of the related drilling programs). Budgeted 1999 expenditures are anticipated to be managed within the range of $575-$650 million, addressing the continuing uncertainty with regard to the future of the North America natural gas and crude oil and condensate price environment. Budgeted expenditures for 1999 are structured to maintain the flexibility necessary under the Company's continuing strategy of funding North America exploration, exploitation, development and acquisition activities primarily from available internally generated cash flow.

     The level of exploration and development expenditures may vary in 1999 and will vary in future periods depending on energy market conditions and other related economic factors. Based upon existing economic and market conditions, the Company believes net operating cash flow and available financing alternatives in 1999 will be sufficient to fund its net investing cash requirements for the year. However, the Company has significant flexibility with respect to its financing alternatives and adjustment of its exploration, exploitation, development and acquisition expenditure plans if circumstances warrant. While the Company has certain continuing commitments associated with expenditure plans related to operations in India, Trinidad, Venezuela and China, such commitments are not anticipated to be material when considered in relation to the total financial capacity of the Company.

     Other factors representing positive impacts continue to hold good potential for the Company in future periods. While the drilling qualification period for the tight gas sand federal income tax credit expired as of

December 31, 1992, the Company continued in 1998, and should continue in the future, to realize significant benefits associated with production from wells drilled during the qualifying period as it will be eligible for the federal income tax credit through the year 2002. However, the annual benefit, which was approximately $12 million in 1998 and is estimated to be approximately $8 million for 1999, is expected to continue to decline in future periods as production from the qualified wells declines. The drilling qualification period for a Texas severance tax exemption available on qualifying high cost natural gas revenues continued through August 1996 in its original form and is continuing in a modified and somewhat reduced form from that point through August 2002. Consequently, new qualifying production will be added prospectively to that presently qualified. (See "Business - Other Matters - Tight Gas Sand Tax Credits (Section 29) and Severance Tax Exemption").

     Environmental Regulations. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to protection of the environment, may affect the Company's operations and costs as a result of their effect on natural gas and crude oil exploration, exploitation, development and production operations. Compliance with such laws and regulations has not had a material adverse effect on the Company's operations or financial condition. It is not anticipated, based on current laws and regulations, that the Company will be required in the near future to expend amounts that are material in relation to its total exploration and development expenditure program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

NEW ACCOUNTING PRONOUNCEMENT - SFAS NO. 133

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

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of adoption. Based on the criteria of SFAS No. 133 and current interpretations thereof, the Company believes that the options it owns to purchase 3,200,000 Enron Corp. common shares, at a price of $39.1875 per share that expire in December 2007, qualify as derivative instruments. Accordingly, SFAS No. 133 would require the changes in the fair value of the options to be recognized currently in earnings. The Company cannot predict whether future interpretations currently being considered by the Emerging Issues Task Force of the FASB or potential amendments of SFAS No. 133 will result in the options being considered derivative instruments at the time of its adoption. At December 31, 1997, the carrying value of the options was approximately $23 million pre-tax, which represented the estimated fair value at the date of grant. At December 31, 1998, Enron Corp. common shares closed at $57.06 per share. Based on the Company's current level of other derivative and hedging activities, the Company does not expect the impact of adoption of SFAS No. 133 relative to those other activities to be material.

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

     The Project recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of Company business. The Company does not have control of these Outside Entities or Outside Systems. (In some cases, Outside Entities are U.S., state and local governmental organizations, foreign governments or businesses located in foreign countries.) However, the Project includes an ongoing process of identifying and contacting Outside Entities whose systems in the Company's judgment have, or may have, a substantial effect on the Company's ability to continue to conduct the mission-critical aspects of Company business without disruption from Year 2000 problems. The Project envisions the Company making an attempt to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible". The Company will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical will be Year 2000 compatible well before January 1, 2000. Consequently, the Company will work with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test, and develop contingency plans for connections to these mission-critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with the Company's remediation of its own mission-critical systems.

     As of March 1999, the Company is at various stages in implementation of the Project, as shown in the following tables. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed. All dates are only relevant for the initial iteration of the applicable stage of the Project.

                          YEAR 2000 PROJECT READINESS

                           INVENTORY   ASSESSMENT   ANALYSIS   CONVERSION   TESTING   Y2K-READY   CONTINGENCY PLAN
                           ---------   ----------   --------   ----------   -------   ---------   ----------------
Mission-Critical Internal
  Items..................  C           IP           IP         IP           IP        IP          IP
Mission-Critical Outside
  Entities...............  IP          IP           IP         IP           IP        IP          IP

---------------
Legend: C = Complete   IP = In Process

                  YEAR 2000 PROJECT ESTIMATED COMPLETION DATES

                           INVENTORY   ASSESSMENT   ANALYSIS   CONVERSION   TESTING   Y2K-READY   CONTINGENCY PLAN
                           ---------   ----------   --------   ----------   -------   ---------   ----------------
Mission-Critical Internal
  Items..................  12/98       3/99         3/99       6/99         9/99      9/99        9/99
Mission-Critical Outside
  Entities...............  3/99        6/99         6/99       9/99         9/99      9/99        9/99

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

     Potential Shortcomings. The Company estimates that mission-critical systems, domestic and international, will be Year 2000-ready substantially before January 1, 2000. However, there is no assurance that the Project will succeed in accomplishing its purpose, or that unforeseen circumstances will not arise during implementation of the Project that would materially adversely affect the Company.

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

     Third parties. The Company cannot assure that suppliers upon which it depends for essential goods and services will convert and test their mission-critical systems and processes in a timely manner. Failure or delay by all or some of these entities, including the U.S. and state or local governments and foreign governments, could create substantial disruptions having a material adverse effect on Company business.

  Contingency Plans

     As part of the Project, the Company is developing contingency plans that deal with, among others, two primary aspects of the Year 2000 problem: (1) that the Company, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all internal, mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite the Company's good-faith, reasonable efforts to work with Outside Entities. These contingency plans are being designed to mitigate the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

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

  Worst Case Scenario

     The Securities and Exchange Commission requires that public companies must forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Company's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Company may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, natural gas, and similar supplies by utilities serving the Company domestically and internationally; widespread disruption of the services of communications common carriers domestically and internationally; similar disruption to means and modes of transportation for the Company and its employees, contractors, suppliers, and customers; significant disruption to the Company's ability to gain access to, and continue working in, office buildings and other facilities; the failure of substantial numbers of mission-critical hardware and software computer systems, including both internal business systems and systems (such as those with embedded microprocessors) controlling operational facilities such as electrical generation, transmission, and distribution systems and crude oil and natural gas plants and pipelines, domestically and internationally; and the failure, domestically and internationally, of Outside Systems, the effects of which would have a cumulative material adverse impact on the Company's mission-critical systems. Among other things, the Company could face substantial claims by customers for loss of revenues due to supply interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill or pay customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. The Company could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effect on the Company, and the diminution of Company revenues, could be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the Company, and the diminution of Company revenues, from a domestic or global recession or depression also could be material, although not quantifiable at this time.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates; the extent of the Company's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; the Company's success in implementing its Year 2000 Plan, the effectiveness of the Company's Year 2000 Plan, and the Year 2000 readiness of Outside Entities; political developments around the world and conditions of the capital and equity markets during the periods covered by the forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate risk and commodity price risk is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Outlook", respectively. The Company's exposure to foreign currency exchange rate risks and other market risks is insignificant.

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

                                    PART IV

ITEM 14.FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE, EXHIBITS AND REPORTS ON FORM 8-K

  (A)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     See "Index to Financial Statements" set forth on page F-1.

  (A)(3) EXHIBITS

     See pages E-1 through E-5 for a listing of the exhibits.

  (B) REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K on April 17, 1998 reporting the sale on April 8, 1998 of $150 million principal amount of 6.65% Notes due April 1, 2028 pursuant to an underwritten public offering.

     The Company filed a Report on Form 8-K on December 24, 1998 reporting the sale on December 14, 1998 of $175 million principal amount of 6.00% Notes due December 15, 2008 pursuant to an underwritten public offering.

                            ENRON OIL & GAS COMPANY

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Consolidated Financial Statements:
  Management's Responsibility for Financial Reporting.......   F-2
  Report of Independent Public Accountants..................   F-3
  Consolidated Statements of Income and Comprehensive Income
     for Each of the Three Years in the Period Ended
     December 31, 1998......................................   F-4
  Consolidated Balance Sheets - December 31, 1998 and
     1997...................................................   F-5
  Consolidated Statements of Shareholders' Equity for Each
     of the Three Years in the Period Ended December 31,
     1998...................................................   F-6
  Consolidated Statements of Cash Flows for Each of the
     Three Years in the Period Ended December 31, 1998......   F-7
  Notes to Consolidated Financial Statements................   F-8
Supplemental Information to Consolidated Financial
  Statements................................................   F-25
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts and
  Reserves..................................................   S-1

Other financial statement schedules have been omitted because they are inapplicable or the information required therein is included elsewhere in the consolidated financial statements or notes thereto.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The following consolidated financial statements of Enron Oil & Gas Company and its subsidiaries were prepared by management, which is responsible for their integrity, objectivity and fair presentation. The statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include some amounts that are based on the best estimates and judgments of management.

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

     It is management's opinion that, considering the criteria for effective internal control over financial reporting and safeguarding of assets which consists of interrelated components including the control environment, risk assessment process, control activities, information and communication systems, and monitoring, the Company maintained an effective system of internal control as to the reliability of financial statements and the protection of assets against unauthorized acquisition, use or disposition during the year ended December 31, 1998.

WALTER C. WILSON                                         MARK G. PAPA
Senior Vice President and                                President and
Chief Financial Officer                                  Chief Executive Officer

Houston, Texas
March 5, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Enron Oil & Gas Company:

     We have audited the accompanying consolidated balance sheets of Enron Oil & Gas Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Oil & Gas Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 5, 1999

                            ENRON OIL & GAS COMPANY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
NET OPERATING REVENUES
  Natural Gas
     Trade..................................................  $558,376   $544,181   $393,129
     Associated Companies...................................    62,929     71,339    164,745
  Crude Oil, Condensate and Natural Gas Liquids
     Trade..................................................   120,366    121,838    108,365
     Associated Companies...................................     9,266     29,951     37,539
  Gains on Sales of Reserves and Related Assets and Other,
     Net....................................................    18,251     16,192     26,870
                                                              --------   --------   --------
          Total.............................................   769,188    783,501    730,648
OPERATING EXPENSES
  Lease and Well............................................    98,868     96,064     76,618
  Exploration Costs.........................................    65,940     57,696     55,009
  Dry Hole Costs............................................    22,751     17,303     13,193
  Impairment of Unproved Oil and Gas Properties.............    32,076     27,213     21,226
  Depreciation, Depletion and Amortization..................   315,106    278,179    251,278
  General and Administrative................................    69,010     54,415     56,405
  Taxes Other Than Income...................................    51,776     59,856     48,089
                                                              --------   --------   --------
          Total.............................................   655,527    590,726    521,818
                                                              --------   --------   --------
OPERATING INCOME............................................   113,661    192,775    208,830
OTHER INCOME (EXPENSE), NET.................................    (4,800)    (1,588)    (5,007)
                                                              --------   --------   --------
INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES.............   108,861    191,187    203,823
INTEREST EXPENSE
  Incurred
     Trade..................................................    60,701     41,399     20,383
     Affiliate..............................................       589         24      1,614
  Capitalized...............................................   (12,711)   (13,706)    (9,136)
                                                              --------   --------   --------
     Net Interest Expense...................................    48,579     27,717     12,861
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................    60,282    163,470    190,962
INCOME TAX PROVISION........................................     4,111     41,500     50,954
                                                              --------   --------   --------
NET INCOME..................................................    56,171    121,970    140,008
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign Currency Translation Adjustment...................   (16,077)    (9,592)       568
                                                              --------   --------   --------
COMPREHENSIVE INCOME........................................  $ 40,094   $112,378   $140,576
                                                              ========   ========   ========
NET INCOME PER SHARE OF COMMON STOCK
  Basic.....................................................  $    .36   $    .78   $    .88
                                                              ========   ========   ========
  Diluted...................................................  $    .36   $    .77   $    .87
                                                              ========   ========   ========
AVERAGE NUMBER OF COMMON SHARES
  Basic.....................................................   154,345    157,376    159,853
                                                              ========   ========   ========
  Diluted...................................................   155,054    158,160    161,525
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            ENRON OIL & GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   AT DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
CURRENT ASSETS
  Cash and Cash Equivalents.................................  $     6,303   $     9,330
  Accounts Receivable
     Trade..................................................      176,608       185,979
     Associated Companies...................................       16,980        46,120
  Inventories...............................................       39,581        32,040
  Other.....................................................        6,878         8,566
                                                              -----------   -----------
          Total.............................................      246,350       282,035
OIL AND GAS PROPERTIES (Successful Efforts Method)..........    4,814,425     4,291,405
  Less: Accumulated Depreciation, Depletion and
     Amortization...........................................   (2,138,062)   (1,904,198)
                                                              -----------   -----------
     Net Oil and Gas Properties.............................    2,676,363     2,387,207
OTHER ASSETS................................................       95,382        54,113
                                                              -----------   -----------
          TOTAL ASSETS......................................  $ 3,018,095   $ 2,723,355
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable
     Trade..................................................  $   159,690   $   198,109
     Associated Companies...................................       46,597        37,613
  Accrued Taxes Payable.....................................       20,087        28,841
  Dividends Payable.........................................        4,710         4,705
  Other.....................................................       31,550        21,729
                                                              -----------   -----------
          Total.............................................      262,634       290,997
LONG-TERM DEBT
  Trade.....................................................      942,779       548,775
  Affiliate.................................................      200,000       192,500
OTHER LIABILITIES
  Trade.....................................................       21,516        37,739
  Associated Companies......................................       46,327        44,699
DEFERRED INCOME TAXES.......................................      260,337       287,678
DEFERRED REVENUE............................................        4,198        39,918
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
  Common Stock, $.01 Par, 320,000,000 shares Authorized and
     160,000,000 shares Issued..............................      201,600       201,600
  Additional Paid In Capital................................      401,524       402,877
  Unearned Compensation.....................................       (4,900)       (4,694)
  Cumulative Foreign Currency Translation Adjustment........      (35,848)      (19,771)
  Retained Earnings.........................................      838,371       800,709
  Common Stock Held in Treasury, 6,276,156 shares at
     December 31, 1998 and 4,935,744 shares at December 31,
     1997...................................................     (120,443)      (99,672)
                                                              -----------   -----------
          Total Shareholders' Equity........................    1,280,304     1,281,049
                                                              -----------   -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $ 3,018,095   $ 2,723,355
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            ENRON OIL & GAS COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               CUMULATIVE
                                                                                 FOREIGN                 COMMON
                                                   ADDITIONAL                   CURRENCY                  STOCK         TOTAL
                                         COMMON     PAID IN       UNEARNED     TRANSLATION   RETAINED    HELD IN    SHAREHOLDERS'
                                         STOCK      CAPITAL     COMPENSATION   ADJUSTMENT    EARNINGS   TREASURY       EQUITY
                                        --------   ----------   ------------   -----------   --------   ---------   -------------
Balance at December 31, 1995..........  $201,600    $399,379      $     -       $(10,747)    $576,740   $  (3,313)   $1,163,659
  Net Income..........................        -            -            -              -     140,008            -       140,008
  Dividends Paid/Declared, $.12 Per
    Share.............................        -            -            -              -     (19,184)           -       (19,184)
  Translation Adjustment..............        -            -            -            568           -            -           568
  Treasury Stock Purchased/
    Tendered..........................        -            -            -              -           -      (63,004)      (63,004)
  Treasury Stock Issued Under Stock
    Plans.............................        -      (11,167)      (7,085)             -           -       59,937        41,685
  Amortization of Unearned
    Compensation......................        -            -        1,358              -           -            -         1,358
                                        --------    --------      -------       --------     --------   ---------    ----------
Balance at December 31, 1996..........  201,600      388,212       (5,727)       (10,179)    697,564       (6,380)    1,265,090
  Net Income..........................        -            -            -              -     121,970            -       121,970
  Dividends Paid/Declared, $.12 Per
    Share.............................        -            -            -              -     (18,825)           -       (18,825)
  Translation Adjustment..............        -            -            -         (9,592)          -            -        (9,592)
  Treasury Stock Purchased............        -            -            -              -           -      (99,306)      (99,306)
  Treasury Stock Issued Under Stock
    Plans.............................        -         (872)           -              -           -        6,014         5,142
  Options Granted by Enron Corp.......        -       15,081            -              -           -            -        15,081
  Amortization of Unearned
    Compensation......................        -            -        1,033              -           -            -         1,033
  Other...............................        -          456            -              -           -            -           456
                                        --------    --------      -------       --------     --------   ---------    ----------
Balance at December 31, 1997..........  201,600      402,877       (4,694)       (19,771)    800,709      (99,672)    1,281,049
  Net Income..........................        -            -            -              -      56,171            -        56,171
  Dividends Paid/Declared, $.12 Per
    Share.............................        -            -            -              -     (18,509)           -       (18,509)
  Translation Adjustment..............        -            -            -        (16,077)          -            -       (16,077)
  Treasury Stock Purchased............        -            -            -              -           -      (25,875)      (25,875)
  Treasury Stock Issued Under Stock
    Plans.............................        -         (492)      (1,709)             -           -        5,104         2,903
  Amortization of Unearned
    Compensation......................        -            -        1,503              -           -            -         1,503
  Other...............................        -         (861)           -              -           -            -          (861)
                                        --------    --------      -------       --------     --------   ---------    ----------
Balance at December 31, 1998..........  $201,600    $401,524      $(4,900)      $(35,848)    $838,371   $(120,443)   $1,280,304
                                        ========    ========      =======       ========     ========   =========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            ENRON OIL & GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Reconciliation of Net Income to Net Operating Cash
     Inflows:
  Net Income................................................  $  56,171   $ 121,970   $ 140,008
  Items Not Requiring (Providing) Cash
     Depreciation, Depletion and Amortization...............    315,106     278,179     251,278
     Impairment of Unproved Oil and Gas Properties..........     32,076      27,213      21,226
     Deferred Income Taxes..................................    (26,794)     16,665       2,276
     Other, Net.............................................      7,761         359       7,830
  Exploration Costs.........................................     65,940      57,696      55,009
  Dry Hole Costs............................................     22,751      17,303      13,193
  Gains On Sales of Reserves and Related Assets and Other,
     Net....................................................    (11,191)     (9,287)    (20,358)
  Other, Net................................................      1,116      (2,590)      8,871
  Changes in Components of Working Capital and Other
     Liabilities
     Accounts Receivable....................................     36,363      48,893    (120,370)
     Inventories............................................     (7,541)    (11,294)     (9,049)
     Accounts Payable.......................................    (65,249)    (11,478)     87,495
     Accrued Taxes Payable..................................     (8,754)     10,287      (1,041)
     Other Liabilities......................................      2,324       2,521       3,752
     Other, Net.............................................     (3,620)      9,760         270
  Amortization of Deferred Revenue..........................    (43,344)    (43,345)    (43,463)
  Changes in Components of Working Capital Associated with
     Investing and Financing Activities.....................     30,491      18,077     (31,817)
                                                              ---------   ---------   ---------
NET OPERATING CASH INFLOWS..................................    403,606     530,929     365,110
INVESTING CASH FLOWS
  Additions to Oil and Gas Properties.......................   (690,352)   (626,198)   (539,330)
  Exploration Costs.........................................    (65,940)    (57,696)    (55,009)
  Dry Hole Costs............................................    (22,751)    (17,303)    (13,193)
  Proceeds from Sales of Reserves and Related Assets........     61,858      37,521      63,951
  Changes in Components of Working Capital Associated with
     Investing Activities...................................    (30,173)    (22,454)     37,402
  Other, Net................................................    (12,262)    (11,000)     (5,381)
                                                              ---------   ---------   ---------
NET INVESTING CASH OUTFLOWS.................................   (759,620)   (697,130)   (511,560)
FINANCING CASH FLOWS
  Long-Term Debt
     Trade..................................................    394,004      86,595     320,580
     Affiliate..............................................      7,500     192,500    (141,520)
  Dividends Paid............................................    (18,504)    (18,938)    (19,161)
  Treasury Stock Purchased..................................    (25,875)    (99,306)    (43,507)
  Proceeds from Sales of Treasury Stock.....................      2,883       5,141      22,188
  Other, Net................................................     (7,021)      1,895      (7,525)
                                                              ---------   ---------   ---------
NET FINANCING CASH INFLOWS..................................    352,987     167,887     131,055
                                                              ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     (3,027)      1,686     (15,395)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      9,330       7,644      23,039
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   6,303   $   9,330   $   7,644
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

                            ENRON OIL & GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements of Enron Oil & Gas Company (the "Company"), 54% of the outstanding common stock of which was owned by Enron Corp. as of December 31, 1998, include the accounts of all domestic and foreign subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the consolidated financial statements for prior years to conform with the current presentation.

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

     Cash and Cash Equivalents. The Company records as cash equivalents all highly liquid short-term investments with original maturities of three months or less. The Company had approximately $32 million of outstanding checks payable classified as accounts payable at December 31, 1998.

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

     Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method. Estimated future dismantlement, restoration and abandonment costs (classified as long-term liabilities), net of salvage values, are taken into account. Certain other assets are depreciated on a straight-line basis. In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.
121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Periodically, or when circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company's estimate of future crude oil and natural gas prices and operating costs, and anticipated production from proved and risk-adjusted probable and possible reserves, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Since the adoption of SFAS No. 121, the Company has recorded non-cash impairment charges that were immaterial to and included in depreciation, depletion and amortization expense.

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

     Gains and losses associated with the sale of in place natural gas and crude oil reserves and related assets are classified as net operating revenues in the consolidated statements of income and comprehensive income based on the Company's strategy of continuing such sales in order to maximize the economic value of its assets.

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

     Capitalized Interest Costs. Certain interest costs have been capitalized as a part of the historical cost of unproved oil and gas properties and in work in progress for exploratory drilling and related facilities with significant cash outlays. Interest costs capitalized during each of the three years in the period ended December 31, 1998 are set out in the consolidated statements of income and comprehensive income.

     Income Taxes. The Company accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See
Note 8 "Income Taxes").

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

     Net Income Per Share. In accordance with the provisions of SFAS No.
128 - "Earnings per Share", basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. (See Note 10 "Net Income Per Share" for additional information to reconcile the difference between the Average Number of Common Shares outstanding for basic and diluted net income per share).

2. NATURAL GAS AND CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS NET OPERATING REVENUES

     Natural gas revenues, trade for 1998, 1997 and 1996 are net of costs of natural gas purchased for sale related to natural gas marketing activities of $44.8 million, $73.6 million and $72.6 million, respectively. Natural gas revenues, associated for 1998, 1997 and 1996 are net of costs of natural gas purchased for sale related to natural gas marketing activities of $51.0 million, $47.7 million and $24.9 million, respectively.

     In March 1995, in a series of transactions with Enron Corp. and an affiliate of Enron Corp., the Company exchanged all of its fuel supply and purchase contracts and related price swap agreements associated with a Texas City cogeneration plant (the "Cogen Contracts") for certain natural gas price swap agreements of equivalent value issued by the affiliate that are designated as hedges (the "Swap Agreements"). Such Swap Agreements were closed on March 31, 1995. As a result of the transactions, the Company was relieved of all performance obligations associated with the Cogen Contracts. The Company will realize net operating revenues and receive corresponding cash payments of approximately $91 million during the period extending through December 31, 1999, under the terms of the closed Swap Agreements. The estimated fair value of the Swap Agreements was approximately $81 million at the date the Swap Agreements were received in exchange for the Cogen Contracts. The net effect of this series of transactions resulted in increases in net operating revenues and cash receipts for the Company during 1995 and 1996 of approximately $13 million and $7 million, respectively, with offsetting decreases in 1998 and 1999 versus that anticipated under the Cogen Contracts. The total cash payments receivable under the terms of the Swap Agreements were approximately $4 million and $13 million at December 31, 1998 and 1997, respectively, and are presented in the accompanying balance sheet as Accounts Receivable - Associated Companies for the $4 million and $9 million current portion, respectively, and as Other Assets for the $4 million noncurrent portion at December 31, 1997. The corresponding total future revenue of approximately $4 million and $13 million, respectively, is classified as Deferred Revenue. (See Note 14 "Price and Interest Rate Risk Management").

3. OTHER ASSETS

     In December 1997, the Company and Enron Corp. entered into an Equity Participation and Business Opportunity Agreement (the "Business Opportunity Agreement"). (See Note 7 "Transactions with Enron Corp. and Related
Parties - Business Opportunity Agreement"). Among other things, under the agreement, Enron Corp. granted to the Company ten-year options to purchase 3,200,000 shares of Enron Corp. common stock at a price of $39.1875 per share which was the closing price of the stock on the date that the agreement was approved by the Board of Directors of the Company. The option vesting schedule provides that 25% vested immediately, 15% vest on the anniversary of the Business Opportunity Agreement in 1998 and 10% vest each anniversary thereafter until all of the options are vested. Vesting will be accelerated in the event of a change of control of the Company. For such purposes, a "change of control" means that (a) Enron Corp. no longer owns capital stock of the Company representing at least 35% of the voting power for the election of directors and
(b) a majority of the members of the Board of Directors of the Company consists of persons who are not officers or directors of Enron Corp. or any affiliate of Enron Corp. other than the Company. Other Assets at December 31, 1998 and 1997 includes $23.3 million or $7.29 per share representing the estimated fair value of the Enron Corp. stock options at the date of grant. Such estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions at the date the options were issued: (1) dividend yield of 2.5%, (2) expected volatility of 17.5%, (3) risk-free interest rate of 5.85%, and (4) expected average life of 4.0 years. Receipt of the options represented a capital contribution from Enron Corp. and, accordingly, the fair value received, net of tax effects of $8.2 million, was credited to Additional Paid In Capital. (See Note 16 "New Accounting Pronouncement - SFAS No. 133").

4. LONG-TERM DEBT

     Long-Term Debt at December 31 consisted of the following:

                                                                 1998         1997
                                                              ----------    --------
Commercial Paper............................................  $  162,539    $ 42,415
6.50% Notes due 2004........................................     100,000     100,000
6.70% Notes due 2006........................................     150,000     150,000
6.50% Notes due 2007........................................     100,000     100,000
6.00% Notes due 2008........................................     175,000           -
6.65% Notes due 2028........................................     150,000           -
9.10% Notes due 1998........................................           -      20,000
Subsidiary Debt due 2001....................................     105,000     105,000
Subsidiary Debt due 1998....................................           -      31,000
Other.......................................................         240         360
                                                              ----------    --------
                                                                 942,779     548,775
Affiliate...................................................     200,000     192,500
                                                              ----------    --------
          Total.............................................  $1,142,779    $741,275
                                                              ==========    ========

     The Company has three credit facilities with domestic and foreign banks which provide for an aggregate of $550 million in long-term committed credit, with $250 million expiring in 1999 and $300 million expiring in 2002. With respect to the aggregate $250 million from two separate facilities, both of which expire during 1999, the Company may, at its option, extend the final maturity date of any advances made under the facilities by one full year from the expiration date of the applicable facility, effectively qualifying such debt as long-term. Advances under all three agreements bear interest, at the option of the Company, based upon a base rate or a Eurodollar rate. At December 31, 1998, there were no advances outstanding under any of these agreements.

     Commercial Paper and short-term funding from uncommitted credit facilities provide financing for various corporate purposes and bear interest based upon market rates. No advances were outstanding under the uncommitted lines on December 31, 1998 or 1997. Commercial paper, uncommitted credit and affiliate facility balances (when present) are classified as long-term debt based on the Company's intent and ability to ultimately replace such amounts with other long-term debt. (See Note 14 "Price and Interest Rate Risk Management").

     The 6.00% to 6.70% Notes due 2004 to 2028 were issued through public offerings and have effective interest rates of 6.14% to 6.83%. The Subsidiary Debt due 2001 bears interest at variable market-based rates and is guaranteed by the Company.

     Certain borrowings of the Company contain covenants requiring the maintenance of certain financial ratios and limitations on liens, debt issuance and dispositions of assets. These covenants include a 50% debt-to- total-capital limitation. Should commodity price levels experienced in late 1998 and early 1999 persist, the resulting reduction in cash flow available from operations may necessitate further action(s) which could include a reduction in capital expenditure plans, the issuance of preferred stock and/or common equity, and/or the renegotiation of the debt covenants in order to remain in compliance.

     At December 31, 1998, the aggregate annual maturities of long-term debt outstanding were less than $1.0 million for each of the years 1999 and 2000, $105 million for 2001 and none for 2002 and 2003.

     Shelf Registration. The Company may sell from time to time up to an aggregate of approximately $90 million in debt securities and/or common stock pursuant to an effective "shelf" registration statement filed with the Securities and Exchange Commission.

     Financing Arrangements With Enron Corp. The Company engages in various transactions with Enron Corp. that are characteristic of a consolidated group under common control. Accordingly, the Company maintains reciprocal agreements with Enron Corp. that provide for the borrowing by the Company of up to

$200 million and investing by the Company of surplus funds of up to $200 million at market-based interest rates through December 31, 1999. Advances from Enron Corp. of $200 million and $193 million were outstanding at December 31, 1998 and 1997, respectively, and such balances were classified as long-term based on the Company's intent and ability to ultimately replace such amounts with other long-term debt. There were no investments with Enron Corp. at December 31, 1998 or 1997. (See Note 14 "Price and Interest Rate Risk Management").

     Fair Value Of Long-Term Debt. At December 31, 1998 and 1997, the Company had $1,143 million and $741 million, respectively, of long-term debt which had fair values of approximately $1,141 million and $744 million, respectively. The fair value of long-term debt is the value the Company would have to pay to retire the debt, including any premium or discount to the debtholder for the differential between the stated interest rate and the year-end market rate. The fair value of long-term debt is based upon quoted market prices and, where such quotes were not available, upon interest rates available to the Company at year-end.

5. VOLUMETRIC PRODUCTION PAYMENT

     In September 1992, the Company sold a volumetric production payment for $326.8 million to a limited partnership. Under the terms of the production payment, as amended October 1, 1993, the Company conveyed a real property interest of certain natural gas and other hydrocarbons to the purchaser. Deliveries were scheduled at the rate of 50 billion British thermal units per day through March 31, 1999. The Company accounted for the proceeds received in the transaction as deferred revenue, which was amortized into revenue and income as natural gas and other hydrocarbons were produced and delivered during the term of the volumetric production payment agreement. In December 1998, the Company settled the remainder of the contract in cash which was not materially different from the recorded deferred revenue, and delivery obligations were terminated.

6. SHAREHOLDERS' EQUITY

     The Board of Directors of the Company has approved an authorization for purchasing and holding in treasury at any time up to 1,000,000 shares of common stock of the Company for the purpose of, but not limited to, meeting obligations associated with the exercise of stock options granted to qualified employees pursuant to the Company's stock option plans. The Board of Directors has also approved the selling from time to time, subject to certain conditions, of put options on the common stock of the Company. The 1,000,000 share limit mentioned above applies to shares held in treasury and unexpired put options outstanding. In February 1997, as amended in February 1998, the Board of Directors authorized the additional purchase of up to an aggregate maximum of 10 million shares of common stock of the Company from time to time in the open market to be held in treasury for the purpose of, but not limited to, fulfilling any obligations arising under the Company's stock option plans and any other approved transactions or activities for which such common stock shall be required. At December 31, 1998 and 1997, 6,276,156 shares and 4,935,744 shares, respectively, were held in treasury under these authorizations. (See Note 9 "Commitments and Contingencies - Treasury Shares"). The Company has, from time to time, entered into transactions in which it writes put options on its own common stock. At December 31, 1998, there were put options outstanding for 175,000 shares of common stock. Such options have strike prices ranging from $13.13 to $21.13 per share and are exercisable by the counterparties only on the dates of expiration ranging from May 1999 to December 1999. Settlement alternatives are at the option of the Company and include physical share, net share and net cash settlement. These transactions are accounted for as equity transactions with any premiums received and cash payments made being recorded to Additional Paid In Capital in the consolidated balance sheets.

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

     In consideration for the Company's agreements in the Business Opportunity Agreement, Enron Corp. provided valuable consideration to the Company, including options to purchase common stock of Enron Corp. that will give the Company the opportunity to participate in future appreciation in value of Enron, including any appreciation in value resulting from activities that the Company has agreed to permit Enron Corp. and its subsidiaries to pursue. (See Note 3 "Other Assets"). The Business Opportunity Agreement also included (i) an agreement to replace the existing services agreement, under which Enron Corp. provides certain services to the Company, with a new services agreement under which the Company's maximum payments to Enron Corp. for allocated indirect costs will be reduced by $2.8 million per year, (ii) an agreement by Enron Corp. relieving the Company of the obligation to bear the costs of any registration of sales by Enron Corp. of shares of common stock of the Company, (iii) an agreement by Enron Corp. to pay the costs of registration of the Company's sales of Enron Corp. common stock acquired upon exercise of the options granted in the Business Opportunity Agreement, (iv) an agreement that if Enron Corp. takes any action that results in the loss by the Company of its status as an "independent producer" under the Internal Revenue Code, Enron Corp. will pay the Company each year through 2006 the lesser of (a) $1 million and (b) an amount which, after payment of applicable taxes, will compensate the Company for the additional income tax liability resulting from the loss of independent producer status, (v) and an agreement that if Enron Corp. requests that the Company relocate its offices, and if the Company agrees to do so, Enron will pay the Company's moving expenses, including expenses of building out or refurbishing the space in its new offices and expenses of removing and reinstalling the Company's telecommunications and information systems facilities. In addition, pursuant to the Business Opportunity Agreement, Enron Corp. agreed to cause its subsidiary, Houston Pipe Line Company, to enter into various agreements with the Company rearranging certain existing contractual arrangements between them and Enron Corp., and the Company entered into a licensing agreement covering the Enron Corp. name and mark and recognizing that the EOG and EOGI names and marks belong to the Company. In the Business Opportunity Agreement, Enron Corp. and the Company also entered into agreements in principle regarding the manner in which they will share the burdens and benefits of the integrated projects under joint development by Enron Corp. and the Company in Qatar, Mozambique and Uzbekistan. The agreements in principle provide generally that the Company's interests in these projects will be 20%, 20% and 80%, respectively, of the combined ownership interest of the Company and Enron Corp. In December 1998, the Company sold its interest in the Uzbekistan project and anticipates disposing of its interest in the Qatar project in early 1999.

     The Business Opportunity Agreement also contains provisions that give Enron Corp. the right to maintain its equity interest in the Company at certain levels. It provides that if the Company issues additional shares of its capital stock, Enron Corp. will have the right to purchase additional shares of capital stock of the Company as follows: (i) if Enron Corp. owns a majority interest, Enron Corp. will have the right to purchase sufficient shares to permit it to retain its majority interest; (ii) if Enron Corp. does not own a majority interest but accounts for the assets and operations of the Company on a consolidated basis for financial reporting purposes Enron Corp. will have the right to purchase sufficient shares to permit it to continue to account for the Company on a consolidated basis; and (iii) if Enron Corp. accounts for the assets and operations of the Company using the equity method for financial reporting purposes Enron Corp. will have the right to purchase sufficient shares to permit it to continue to account for the Company using the equity method. Any such purchase by Enron Corp. will be for cash at 97% of the average closing price per share over a specified 20 day period (reflecting a 3% private placement discount).

     Natural Gas and Crude Oil, Condensate and Natural Gas Liquids Net Operating Revenues. Natural Gas and Crude Oil, Condensate and Natural Gas Liquids Net Operating Revenues include revenues from and associated costs paid to various subsidiaries and affiliates of Enron Corp. pursuant to contracts which, in the opinion of management, are no less favorable than could be obtained from third parties. (See Note 2 "Natural Gas and Crude Oil, Condensate and Natural Gas Liquids Net Operating Revenues"). Natural Gas and Crude Oil, Condensate and Natural Gas Liquids Net Operating Revenues also include certain commodity price swap and NYMEX-related commodity transactions with Enron Corp. affiliated companies, which in the opinion of management, are no less favorable than could be received from third parties. (See Note 14 "Price and Interest Rate Risk Management.)

     General and Administrative Expenses. The Company is charged by Enron Corp. for all direct costs associated with its operations. Such direct charges, excluding benefit plan charges (See Note 9 "Commitments and Contingencies - Employee Benefit Plans"), totaled $14.2 million, $16.1 million and $17.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Management believes that these charges are reasonable.

     Additionally, certain administrative costs not directly charged to any Enron Corp. operations or business segments are allocated to the entities of the consolidated group. Allocation percentages are generally determined utilizing weighted average factors derived from property gross book value, net operating revenues and payroll costs. Effective January 1, 1997, the Company entered into an agreement with Enron Corp. with an initial term of ten years through December 2006, which agreement replaced a similar previous agreement, providing for services substantially identical in nature and quality to those services previously provided and for allocated indirect costs incurred in rendering such services up to a maximum of approximately $5.1 million for 1998 and $5.3 million for 1997. Maximum allocated indirect costs under the previous service agreement were $7.5 million for 1996. The limit on cost for the allocated indirect services provided by Enron Corp. to the Company will increase in subsequent years for inflation and certain changes in the Company's allocation bases. Management believes the indirect allocated charges for the numerous types of support services provided by the corporate staff are reasonable. Approximately $5.1 million and $5.3 million was incurred by the Company for indirect general and administrative expenses for 1998 and 1997, respectively. Under the previous agreement, approximately $7.5 million was charged to the Company for indirect general and administrative expenses for 1996.

     Financing. See Note 4 "Long-Term Debt - Financing Arrangements with Enron Corp." for a discussion of financing arrangements with Enron Corp.

     Enron Corp. Ownership. In December 1998, Enron Corp. publicly disclosed that it had received an unsolicited indication of interest from a third party with respect to exploring a possible transaction pursuant to which the third party would acquire Enron Corp.'s shares of common stock of the Company, and offer to acquire the remaining shares of outstanding common stock of the Company. In response to this indication of interest, the Board of Directors of the Company has established a special committee consisting of two independent directors who have retained a financial advisor and legal counsel. Although Enron Corp. has publicly indicated that it currently intends to actively explore alternative transactions for its Company common stock along with the unsolicited indication of interest, there can be no assurance that any such transactions will be pursued or, if pursued, will be consummated.

8. INCOME TAXES

     The principal components of the Company's net deferred income tax liability at December 31, 1998 and 1997 were as follows:

                                                       1998        1997
                                                     --------    --------
Deferred Income Tax Assets
  Cogen Contract Exchange..........................  $  9,519    $ 19,781
  Net Operating Loss Carryforward, India...........    44,640      27,500
  Non-Producing Leasehold Costs....................    19,411      13,391
  Seismic Costs Capitalized for Tax................     7,687       7,144
  Alternative Minimum Tax Credit Carryforward......    17,656      12,681
  Trading Activity.................................     4,253           -
  Other............................................    12,084      11,441
                                                     --------    --------
          Total Deferred Income Tax Assets.........   115,250      91,938
Deferred Income Tax Liabilities
  Oil and Gas Exploration and Development Costs
     Deducted for Tax Over Book Depreciation,
     Depletion and Amortization....................   360,045     304,122
  Capitalized Interest.............................    12,512      10,231
  Volumetric Production Payment Book Revenue Over
     Income for Tax................................         -      58,850
  Trading Activity.................................         -       3,470
  Other............................................     3,030       2,943
                                                     --------    --------
          Total Deferred Income Tax Liabilities....   375,587     379,616
                                                     --------    --------
          Net Deferred Income Tax Liability........  $260,337    $287,678
                                                     ========    ========

     The components of income (loss) before income taxes were as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
United States......................................  $ (3,297)   $103,831    $146,335
Foreign............................................    63,579      59,639      44,627
                                                     --------    --------    --------
          Total....................................  $ 60,282    $163,470    $190,962
                                                     ========    ========    ========

     Total income tax provision (benefit) was as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
Current:
  Federal..........................................  $ 10,496    $ 50,494    $ 21,064
  State............................................     1,474         840        (916)
  Foreign..........................................    18,935      23,614      28,530
                                                     --------    --------    --------
          Total....................................    30,905      74,948      48,678
Deferred:
  Federal..........................................   (31,279)    (32,711)     13,620
  State............................................    (4,589)        348      (1,826)
  Foreign..........................................     9,074      (1,085)     (9,518)
                                                     --------    --------    --------
          Total....................................   (26,794)    (33,448)      2,276
                                                     --------    --------    --------
Income Tax Provision...............................  $  4,111    $ 41,500    $ 50,954
                                                     ========    ========    ========

     The differences between taxes computed at the U.S. federal statutory tax rate and the Company's effective rate were as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
Statutory Federal Income Tax Rate..................     35.00%      35.00%      35.00%
State Income Tax, Net of Federal Benefit...........     (3.36)       0.47       (0.76)
Income Tax Related to Foreign Operations...........      4.76        2.83        6.16
Tight Gas Sand Federal Income Tax Credits..........    (17.36)      (7.51)      (8.22)
Revision of Prior Years' Tax Estimates.............    (10.78)      (4.34)      (4.46)
Other..............................................     (1.45)      (1.06)      (1.04)
                                                     --------    --------    --------
          Effective Income Tax Rate................      6.81%      25.39%      26.68%
                                                     ========    ========    ========

     In 1997, the Company and Enron Corp. agreed to replace an existing tax allocation agreement with a new tax allocation agreement. In the new agreement, Enron Corp. agreed to refund a $13 million payment made by the Company pursuant to the existing agreement, the Company agreed to release Enron Corp. from the liabilities assumed related to the $13 million payment and the parties agreed to indemnify each other in a manner consistent with a former agreement. Enron Corp. also advanced the Company approximately $50 million to fund certain federal income taxes related to the 1995 taxable year. This advance is being repaid in annual installments through January 1, 2001.

     The Company's foreign subsidiaries' undistributed earnings of approximately $243 million at December 31, 1998 are considered to be indefinitely invested outside the U.S. and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends, the Company may be subject to both foreign withholding taxes and U.S. income taxes, net of allowable foreign tax credits. Determination of any potential amount of unrecognized deferred income tax liabilities is not practicable.

     The Company has a $93 million India tax net operating loss carryforward at December 31, 1998. The loss carryforward utilization is limited to future taxable earnings of Enron Oil & Gas India Ltd. which earnings are expected to exceed this carryforward amount before the carryforward period expires. The India carryforward period is eight years, and unutilized net operating loss carryforward will begin to expire with the fiscal year ending March 31, 2002.

     The Company has an alternative minimum tax ("AMT") credit carryforward of $18 million which can be used to offset regular income taxes payable in future years. The AMT credit carryforward has an indefinite carryforward period.

9. COMMITMENTS AND CONTINGENCIES

     Employee Benefit Plans. Employees of the Company are covered by various retirement, stock purchase and other benefit plans of Enron Corp. During each of the years ended December 31, 1998, 1997 and 1996, the Company was charged $6.4 million, $5.0 million and $5.0 million, respectively, for all such benefits, including pension expense totaling $1.3 million, $1.0 million and $1.0 million, respectively, by Enron Corp.

     As of September 30, 1998, the most recent valuation date of the various Enron Corp. pension and other postretirement plans in which the employees of the Company participate, the actuarial present value of projected aggregate plan benefit obligations exceeded the aggregate plan net assets by approximately $24 million. The assumed discount rate, rate of return on plan assets and rate of increases in wages used in determining the actuarial present value of projected plan benefits were 6.75%, 10.5% and 4.0%, respectively.

     The Company also has in effect pension and savings plans related to its Canadian, Trinidadian and Indian subsidiaries. Activity related to these plans is not material relative to the Company's operations.

     The Company provides certain postretirement medical and dental benefits to eligible employees and their eligible dependents. Benefits are provided under the provisions of contributory defined dollar benefit plans of Enron Corp. The Company accrues the cost of these postretirement benefits over the service lives of the employees expected to be eligible to receive such benefits. The transition obligation is being amortized over an average period of 19 years.

  Stock Plans

     Stock Options. The Company has various stock plans ("the Plans") under which employees of the Company and its subsidiaries and nonemployee members of the Board of Directors have been or may be granted rights to purchase shares of common stock of the Company at a price not less than the market price of the stock at the date of grant. Stock options granted under the Plans vest over a period of time based on the nature of the grants and as defined in the individual grant agreements. Terms for stock options granted under the Plans have not exceeded a maximum term of 10 years.

     The Company accounts for the stock options under the provisions and related interpretations of Accounting Principles Board Opinion No. 25 ("APB No.
25") - "Accounting for Stock Issued to Employees." No compensation expense is recognized for such options. In accordance with SFAS No. 123 - "Accounting for Stock-Based Compensation" issued in 1995, the Company has continued to apply APB No. 25 for purposes of determining net income and to present the pro forma disclosures required by SFAS No. 123.

     The following table sets forth the option transactions under the Plans for the years ended December 31 (options in thousands):

                                       1998                1997                1996
                                 -----------------   -----------------   -----------------
                                           AVERAGE             AVERAGE             AVERAGE
                                            GRANT               GRANT               GRANT
                                 OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                                 -------   -------   -------   -------   -------   -------
Outstanding at January 1.......    9,735   $19.99      8,796   $20.70      8,019   $18.61
  Granted......................    5,949    15.76      3,079    20.18      2,941    24.53
  Exercised....................     (172)   15.14       (261)   17.16     (1,989)   17.95
  Forfeited....................     (476)   20.62     (1,879)   24.06       (175)   20.28
                                 -------             -------             -------
Outstanding at December 31.....   15,036    18.35      9,735    19.99      8,796    20.70
                                 =======             =======             =======
Options Exercisable at December
  31...........................    7,703    19.38      5,618    19.70      4,402    19.13
                                 =======             =======             =======
Options Available for Future
  Grant........................    3,098               2,519               3,741
                                 =======             =======             =======
Average Fair Value of Options
  Granted During Year..........  $  4.75             $  6.96             $  9.29
                                 =======             =======             =======

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: (1) dividend yield of 0.6%, 0.6% and 0.5%, (2) expected volatility of 26%, 27% and 31%, (3) risk-free interest rate of 5.1%, 6.3% and 5.8%, and (4) expected life of 4.9 years, 5.2 years and
5.5 years.

     During 1997, in response to extremely competitive conditions for technical personnel, the Company cancelled options issued in 1996 to purchase 1,282,000 shares of common stock at an exercise price of $25.38 per share, and reissued the same number of options with an exercise price of $18.25 per share. The reissue did not involve any executive officers of the Company.

     The following table summarizes certain information for the options outstanding at December 31, 1998 (options in thousands):

                                             OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                        ------------------------------   --------------------
                                                  WEIGHTED    WEIGHTED              WEIGHTED
                                                   AVERAGE    AVERAGE                AVERAGE
                                                  REMAINING    GRANT                  GRANT
RANGE OF GRANT PRICES                   OPTIONS     LIFE       PRICE     OPTIONS      PRICE
---------------------                   -------   ---------   --------   --------   ---------
$ 9.00 to $12.99......................     409     3 years     $ 9.87       409      $ 9.87
 13.00 to  17.99......................   5,607        9         14.98     1,737       16.08
 18.00 to  22.99......................   7,410        6         20.18     4,494       20.51
 23.00 to  29.00......................   1,610        6         23.81     1,063       23.77
                                        ------                            -----
  9.00 to  29.00......................  15,036        7         18.35     7,703       19.38
                                        ======                            =====

     The Company's pro forma net income and net income per share of common stock for 1998, 1997 and 1996, had compensation costs been recorded in accordance with SFAS No. 123, are presented below (in millions except per share data):

                                    1998                   1997                   1996
                            --------------------   --------------------   --------------------
                               AS                     AS                     AS
                            REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                            --------   ---------   --------   ---------   --------   ---------
Net Income................   $56.2       $47.3      $122.0     $116.7      $140.0     $135.5
Net Income per Share of
  Common Stock
     Basic................   $ .36       $ .31      $  .78     $  .74      $  .88     $  .85
                             =====       =====      ======     ======      ======     ======
     Diluted..............   $ .36       $ .30      $  .77     $  .74      $  .87     $  .84
                             =====       =====      ======     ======      ======     ======

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

     Restricted Stock. Under the Plans, participants may be granted restricted stock without cost to the participant. The shares granted vest to the participant at various times ranging from one to seven years. Upon vesting, the shares are released to the participants. The following summarizes shares of restricted stock granted:

                                                             RESTRICTED SHARES
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
Outstanding at January 1.............................   284,000    284,000          -
  Granted............................................   108,500          -    301,500
  Released to Participants...........................   (14,166)         -    (17,500)
  Forfeited or Expired...............................   (33,000)         -          -
                                                       --------   --------   --------
Outstanding at December 31...........................   345,334    284,000    284,000
                                                       ========   ========   ========
Average Fair Value of Shares Granted During Year.....  $  20.11   $      -   $  23.50
                                                       ========   ========   ========

     The fair value of the restricted shares at date of grant has been recorded in shareholders' equity as unearned compensation and is being amortized as compensation expense. Related compensation expense for 1998, 1997 and 1996 was approximately $1.5 million, $1.0 million and $1.4 million, respectively.

     Treasury Shares. During 1998, 1997 and 1996, the Company purchased or was tendered 1,590,200, 4,954,344 and 2,383,727 of its common shares, respectively, and delivered such shares upon the exercise of stock options and awards of restricted stock, except for shares held in treasury at December 31, 1998, 1997 and 1996. The difference between the cost of the treasury shares and the exercise price of the options, net of federal income tax benefit of $.3 million, $.5 million and $6.1 million for the years 1998, 1997 and 1996, respectively, is reflected as an adjustment to Additional Paid In Capital. In December 1992, as amended in September 1994 and December 1996, the Company commenced a stock repurchase program of up to 1,000,000 shares authorized by the Board of Directors to facilitate the availability of treasury shares of common stock for, but not limited to, the settlement of employee stock option exercises pursuant to the Plans. In February 1997 as amended in February 1998, the Board of Directors authorized the additional purchase of up to 10 million shares for similar purposes. At December 31, 1998 and 1997, 6,276,156 and 4,935,744 shares, respectively, were held in treasury under these authorizations. (See Note 6 "Shareholders' Equity").

     Letters Of Credit. At December 31, 1998 and 1997, the Company had letters of credit outstanding totaling approximately $127 million and $169 million, respectively.

     Contingencies. Enron Oil & Gas India Ltd. ("EOGIL"), a wholly-owned subsidiary of the Company, is a respondent in two public interest lawsuits filed in the Delhi High Court, India. The first (the "Wadehra Action") was brought by
B. L. Wadehra, an Indian public interest lawyer, against the Union of India, EOGIL, EOGIL co-participants in the Panna and Mukta fields, Reliance Industries Limited ("Reliance") and Oil & Natural Gas Corporation Limited ("ONGC"), and certain other respondents. ONGC is the Indian national oil company and is wholly-owned by the Union of India. The second suit (the "CPIL Action") was brought by the Centre for Public Interest Litigation and the National Alliance of People's Movement against the Union of India, the Central Bureau of Investigation, ONGC, Reliance and EOGIL. Petitioners in both the Wadehra Action and the CPIL Action allege various improprieties in the award of the Panna and Mukta fields to EOGIL, Reliance and ONGC, and seek the cancellation of the Production Sharing Contract for the Panna and Mukta fields. The Union of India is vigorously disputing these allegations. The Company believes that the public competitive bidding process for the fields was fair and that the award of these fields to EOGIL, Reliance and ONGC was proper. Following a series of hearings, the Delhi High Court has entered an order dismissing both lawsuits. The plaintiffs have filed a special leave petition seeking to appeal this decision to the India Supreme Court. Although no assurances can be given, based on currently available information the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or results of operations. There are various other suits and claims against the Company that have arisen in the ordinary course of business. However, management does not believe these suits and claims will individually or in the aggregate have a material adverse effect on the Company's financial condition or results of operations. The Company has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a materially adverse effect on the financial condition or results of operations of the Company.

10. NET INCOME PER SHARE

     The difference between the Average Number of Common Shares outstanding for basic and diluted net income per share of common stock is due to the assumed issuance of approximately 709,000, 784,000 and 1,672,000 common shares relating to employee stock options in 1998, 1997 and 1996, respectively.

11. CASH FLOW INFORMATION

     Cash paid for interest and income taxes was as follows for the years ended December 31:

                                                           1998      1997      1996
                                                          -------   -------   -------
Interest (net of amount capitalized)....................  $51,166   $27,759   $14,237
Income taxes............................................   38,551    28,708    42,014

12. BUSINESS SEGMENT INFORMATION

     The Company's operations are all natural gas and crude oil exploration and production related. The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which consists of the President and Chief Executive Officer and other key officers. This group routinely reviews and makes operating decisions related to significant issues associated with each of the Company's major producing areas in the United States and each significant international location. For segment reporting purposes, the major U.S. producing areas have been aggregated as one reportable segment due to similarities in their operations as allowed by SFAS No. 131. Financial information by reportable segment is presented below for the years ended December 31, or at December 31:

                                     UNITED STATES    CANADA    TRINIDAD    INDIA      OTHER       TOTAL
                                     -------------   --------   --------   --------   --------   ----------
1998
Net Operating Revenues.............   $  564,378     $ 68,622   $ 66,967   $ 72,826   $ (3,605)  $  769,188
Depreciation, Depletion and
  Amortization.....................      265,738       25,972     12,867      8,456      2,073      315,106
Operating Income (Loss)............       54,272       11,908     42,094     41,718    (36,331)     113,661
Interest Income....................          216           88        507        205        131        1,147
Other Income (Expense).............         (559)           -       (150)    (1,761)    (3,477)      (5,947)
Interest Expense...................       53,773        6,558        859        100          -       61,290
Income Tax Provision (Benefit).....       (6,214)      (1,112)    21,517     13,401    (23,481)       4,111
Additions to Oil and Gas
  Properties.......................      547,209       49,142     19,347     46,657     27,997      690,352
Total Assets.......................    2,238,969      277,861    131,964    289,596     79,705    3,018,095
1997
Net Operating Revenues.............   $  603,845     $ 73,466   $ 66,000   $ 35,332   $  4,858   $  783,501
Depreciation, Depletion and
  Amortization.....................      239,418       23,116     11,031      3,716        898      278,179
Operating Income (Loss)............      138,213       19,983     38,968     13,794    (18,183)     192,775
Interest Income....................        2,746          392        484        134        366        4,122
Other Income (Expense).............       (5,517)           4       (289)      (848)       940       (5,710)
Interest Expense...................       28,548        8,132      4,701         42          -       41,423
Income Tax Provision (Benefit).....       30,940       (3,228)    21,538      1,402     (9,152)      41,500
Additions to Oil and Gas
  Properties.......................      468,168       79,789        163     67,777     10,301      626,198
Total Assets.......................    2,036,933      276,998    116,578    252,115     40,731    2,723,355
                                                                        (Table continued on following page)

                                     UNITED STATES    CANADA    TRINIDAD    INDIA      OTHER       TOTAL
                                     -------------   --------   --------   --------   --------   ----------
1996
Net Operating Revenues.............   $  563,346     $ 63,076   $ 83,536   $ 20,691   $     (1)  $  730,648
Depreciation, Depletion and
  Amortization.....................      209,635       24,935     15,447        611        650      251,278
Operating Income (Loss)............      160,109       12,720     48,962      5,667    (18,628)     208,830
Interest Income....................          959           44        836        412         13        2,264
Other Income (Expense).............       (4,569)           9        394          5     (3,110)      (7,271)
Interest Expense...................        9,006        7,969      4,003      1,019          -       21,997
Income Tax Provision (Benefit).....       36,519      (10,508)    26,172        754     (1,983)      50,954
Additions to Oil and Gas
  Properties.......................      407,115       33,008      8,654     82,098      8,455      539,330
Total Assets.......................    1,882,900      236,925    129,896    180,225     28,407    2,458,353

13. OTHER INCOME (EXPENSE), NET

     Other income (expense), net consisted of the following for the years ended December 31:

                                                           1998      1997      1996
                                                          -------   -------   -------
Interest Income(1)......................................  $ 1,147   $ 4,122   $ 2,264
Financial Reserve Accruals(2)...........................   (4,350)        -    (6,897)
Contract Settlement.....................................     (610)        -         -
Litigation Provision....................................        -    (5,800)        -
Other, Net..............................................     (987)       90      (374)
                                                          -------   -------   -------
          Total.........................................  $(4,800)  $(1,588)  $(5,007)
                                                          =======   =======   =======

---------------

(1) Includes $102, $2,549 and $403 from related parties.

(2) Pertains to provisions for doubtful accounts receivable associated with certain international activities.

14. PRICE AND INTEREST RATE RISK MANAGEMENT

     Periodically, the Company enters into certain trading and non-trading activities including NYMEX-related commodity market transactions and other contracts. The non-trading portions of these activities have been designated to hedge the impact of market price fluctuations on anticipated commodity delivery volumes or other contractual commitments.

     Trading Activities. Trading activities in 1998 included a revenue increase of $1.1 million related to change in market value of natural gas price swap options exercisable by a counterparty and partially offsetting "buy" price swap positions.

     During 1995, the Company entered into a NYMEX-related natural gas price swap covering 73 trillion British thermal units ("TBtu") for the year ended December 31, 1996. This swap contained an option to extend the price swap covering 73 TBtu for each of the years 1997 and 1998 which was exercisable at one time prior to December 31, 1996. The 1996 price swap was closed in the first quarter of 1996. During 1996, this option was restructured into four options each exercisable, in total, at one time by the counterparty before December 31, 1996, 1997, 1998 and 1999 to purchase 37 TBtu of notional natural gas for each of the years 1997, 1998, 1999 and 2000 at an average fixed price of $1.98, $1.98, $1.93 and $1.93 per million British thermal units ("MMBtu"), respectively. The 1997 and 1998 options were subsequently restructured to be exercisable monthly at a price of $2.16 and $2.07 per MMBtu, respectively. These options cover notional volumes averaging 3 TBtu per month during 1997 and 1998. During the fourth quarter of 1996, the 1999 and 2000 options were terminated. In 1996, the Company entered into "buy" NYMEX-related natural gas price swap positions in the same notional quantities and maturities as are covered by the 1997 and 1998 options. The Company recognized a $1.1 million and $3.4 million revenue increase in 1998 and 1997, respectively, and a $12 million revenue reduction in 1996 related to these trading activities.

     The following table summarizes the estimated fair value of financial instruments held for trading purposes at year-end and the average during the year:

                                                    ESTIMATED FAIR VALUES(1)
                                                         (IN MILLIONS)
                                      ----------------------------------------------------
                                           1998              1997               1996
                                      --------------   ----------------   ----------------
                                      YEAR              YEAR               YEAR
                                      END    AVERAGE    END     AVERAGE    END     AVERAGE
                                      ----   -------   ------   -------   ------   -------
Options Written.....................  $  -    $(5.1)   $(10.5)  $(13.7)   $(12.8)   $(8.3)
NYMEX-related Natural Gas Price
  Swaps.............................     -      5.0       4.2      7.1       0.8      3.4

---------------

(1) Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

     Interest Rate Swap Agreements and Foreign Currency Contracts. At December 31, 1998 and 1997, a subsidiary of the Company and the Company are parties to offsetting foreign currency and interest rate swap agreements with an aggregate notional principal amount of $210 million. Such swap agreements are scheduled to terminate in 2001. At December 31, 1998 and 1997, the composite fair value of the agreements was not significant based upon termination values obtained from third parties. In November 1998, the Company entered into two interest rate swap agreements having notional values of $100 million each. The agreements were entered into to hedge the base variable interest rates of the Company's commercial paper, uncommitted credit facilities and affiliate borrowings. The Company anticipates having such borrowings outstanding of at least the notional amounts under the swap agreements during the term of the swap agreements. Under the agreements, the Company will pay interest based on fixed rates of approximately 4.96% and 5.01% and receive interest based on the three-month LIBOR calculated on the notional value of the swap agreements. These agreements are scheduled to terminate in November 2000. At December 31, 1998, the composite fair value of these agreements was not significant based upon termination values obtained from third parties.

     Hedging Transactions. With the objective of enhancing the certainty of future revenues, the Company from time to time enters into NYMEX-related commodity price swaps and costless collars. Using NYMEX-related commodity price swaps, the Company receives a fixed price for the respective commodity hedged and pays a floating market price, as defined for each transaction, to the counterparty at settlement.

     At December 31, 1998, the Company had outstanding positions covering notional volumes of .7 million barrels ("MMBbl") of crude oil and condensate for 1999. The fair value of the positions was a net revenue increase of approximately $4 million. In 1998, the Company closed positions covering notional volumes of approximately 4 TBtu of natural gas for each of the years 1999 through 2005. The Company also recorded closed positions covering 2.2 MMBbl and 1.7 MMBbl of crude oil and condensate for the years 1999 and 2000, respectively. At December 31, 1998, the aggregate deferred revenue reduction for 1999, 2000 and thereafter was approximately $13 million, $12 million and $6 million, respectively, and is classified as "Other Assets".

     At December 31, 1997, the Company had outstanding positions covering notional volumes of approximately 37 TBtu of natural gas for 1998 and approximately 4 TBtu of natural gas for each of the years 1999 and 2000 and approximately 1.3 MMBbl and .7 MMBbl of crude oil and condensate for the years 1998 and 1999, respectively. The fair value of the positions was a net revenue increase of $1 million at December 31, 1997. During the fourth quarter of 1997, the Company closed positions covering notional volumes of approximately 37 TBtu of natural gas for each of the years 1999 and 2000. At December 31, 1997, the aggregate deferred revenue reduction for the 1998, 1999 and 2000 closed positions was approximately $9 million, $10 million and $10 million, respectively.

     The following table summarizes the estimated fair value of financial instruments and related transactions for non-trading activities at December 31, 1998 and 1997:

                                                    1998                       1997
                                          ------------------------   ------------------------
                                          CARRYING     ESTIMATED     CARRYING     ESTIMATED
                                           AMOUNT    FAIR VALUE(1)    AMOUNT    FAIR VALUE(1)
                                          --------   -------------   --------   -------------
                                               (IN MILLIONS)              (IN MILLIONS)
Long-Term Debt(2).......................  $1,142.8     $1,141.0       $741.3       $744.4
Swap Agreements.........................       4.2          4.1         13.3         12.7
NYMEX-Related Commodity Market
  Positions.............................     (30.9)       (26.5)       (27.4)       (31.6)

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

15. CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's accounts receivable at December 31, 1998 and 1997 result from crude oil and natural gas sales and/or joint interest billings to affiliate and third party companies including foreign state-owned entities in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred on receivables by the Company have been immaterial.

16. NEW ACCOUNTING PRONOUNCEMENT - SFAS NO. 133

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

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of adoption. Based on the criteria of SFAS No. 133 and current interpretations thereof, the Company believes that the options it owns to purchase 3,200,000 Enron Corp. common shares, at a price of $39.1875 per share that expire in December 2007, qualify as derivative instruments. Accordingly, SFAS No. 133 would require the changes in the fair value of the options to be recognized currently in earnings. The Company cannot predict whether future interpretations currently being considered by the Emerging Issues Task Force of the FASB or potential amendments of SFAS No. 133 will result in the options being considered derivative instruments at the time of its adoption. At December 31, 1997, the carrying value of the options was approximately $23 million pre-tax, which represented the estimated fair value at the date of grant. At December 31, 1998, Enron Corp. common shares closed at $57.06 per share. Based on the Company's current level of other derivative and hedging activities, the Company does not expect the impact of adoption of SFAS No. 133 relative to those other activities to be material.

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

OIL AND GAS PRODUCING ACTIVITIES

     The following disclosures are made in accordance with SFAS No. 69 - "Disclosures about Oil and Gas Producing Activities":

     Oil and Gas Reserves. Users of this information should be aware that the process of estimating quantities of "proved", "proved developed" and "proved undeveloped" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

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

     Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

     Estimates of proved and proved developed reserves at December 31, 1998, 1997 and 1996 were based on studies performed by the engineering staff of the Company for reserves in the United States, Canada, Trinidad, India and China. Opinions by DeGolyer and MacNaughton ("D&M"), independent petroleum consultants, for the years ended December 31, 1998, 1997 and 1996 covered producing areas containing 39%, 54% and 64%, respectively, of proved reserves, excluding deep Paleozoic methane reserves, of the Company on a net-equivalent-cubic-feet-of-gas basis. D&M's opinions indicate that the estimates of proved reserves prepared by the Company's engineering staff for the properties reviewed by D&M, when compared in total on a net-equivalent-cubic-feet-of-gas basis, do not differ materially from the estimates prepared by D&M. The deep Paleozoic methane reserves were covered by the opinion of D&M for the year ended December 31, 1995. Such estimates by D&M in the aggregate varied by not more than 5% from those prepared by the engineering staff of the Company. The India reserves, which accounted for 23% of the Company's December 31, 1998 proved reserves, excluding deep Paleozoic reserves, were not included in the year end review by D&M; however, a review was conducted as of April 30, 1998. The estimate of the India reserves prepared by D&M varied by not more than 10% from the estimate prepared by the engineering staff of the Company. All reports by D&M were developed utilizing geological and engineering data provided by the Company.

     No major discovery or other favorable or adverse event subsequent to December 31, 1998 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

     The following table sets forth the Company's net proved and proved developed reserves at December 31 for each of the four years in the period ended December 31, 1998, and the changes in the net proved reserves for each of the three years in the period then ended as estimated by the engineering staff of the Company.

                NET PROVED AND PROVED DEVELOPED RESERVE SUMMARY

                                              UNITED STATES   CANADA    TRINIDAD    INDIA     OTHER     TOTAL
                                              -------------   -------   --------   -------    -----    -------
Natural Gas (Bcf)(1)
  Net proved reserves at December 31,
    1995....................................     2,654.1(2)     313.9     245.5       75.0         -   3,288.5
    Revisions of previous estimates.........         3.6         (2.9)     79.6          -         -      80.3
    Purchases in place......................       100.6          0.9         -          -         -     101.5
    Extensions, discoveries and other
       additions............................       256.8         49.2      90.7      124.6         -     521.3
    Sales in place..........................       (58.4)        (4.3)        -          -         -     (62.7)
    Production..............................      (210.2)       (35.9)    (45.6)         -         -    (291.7)
                                                 -------      -------   -------    -------   -------   -------
  Net proved reserves at December 31,
    1996....................................     2,746.5(2)     320.9     370.2      199.6         -   3,637.2
    Revisions of previous estimates.........       (50.8)        (1.5)     (0.4)      25.1         -     (27.6)
    Purchases in place......................        60.0         67.6         -          -         -     127.6
    Extensions, discoveries and other
       additions............................       275.9         37.8         -      253.5       7.7     574.9
    Sales in place..........................       (17.7)        (0.4)        -          -         -     (18.1)
    Production..............................      (229.1)       (37.0)    (41.0)      (6.6)        -    (313.7)
                                                 -------      -------   -------    -------   -------   -------
  Net proved reserves at December 31,
    1997....................................     2,784.8(2)     387.4     328.8      471.6       7.7   3,980.3
    Revisions of previous estimates.........       (55.9)        (2.5)      4.7       32.3      (0.4)    (21.8)
    Purchases in place......................       123.0         54.9         -          -         -     177.9
    Extensions, discoveries and other
       additions............................       272.8         62.9     693.8      340.9     103.0   1,473.4
    Sales in place..........................       (37.5)           -         -          -         -     (37.5)
    Production..............................      (233.8)       (38.5)    (50.9)     (20.2)        -    (343.4)
                                                 -------      -------   -------    -------   -------   -------
  Net proved reserves at December 31,
    1998....................................     2,853.4(2)     464.2     976.4      824.6     110.3   5,228.9
                                                 =======      =======   =======    =======   =======   =======
                                                                           (Table continued on following page)

                                              UNITED STATES   CANADA    TRINIDAD    INDIA     OTHER     TOTAL
                                              -------------   -------   --------   -------    -----    -------
Liquids (MBbl)(3)(4)
  Net proved reserves at December 31,
    1995....................................      25,399        6,585     6,870     11,542         -    50,396
    Revisions of previous estimates.........         339          191     1,835          -         -     2,365
    Purchases in place......................         312            2         -          -         -       314
    Extensions, discoveries and other
       additions............................       7,103        2,116     1,388        275         -    10,882
    Sales in place..........................        (447)        (121)        -          -         -      (568)
    Production..............................      (3,830)      (1,321)   (1,925)    (1,026)        -    (8,102)
                                                 -------      -------   -------    -------   -------   -------
  Net proved reserves at December 31,
    1996....................................      28,876        7,452     8,168     10,791         -    55,287
    Revisions of previous estimates.........       3,515          225       (31)        19         -     3,728
    Purchases in place......................         127        1,123         -          -         -     1,250
    Extensions, discoveries and other
       additions............................       6,037        1,590         -     20,123         -    27,750
    Sales in place..........................      (1,683)           -         -          -         -    (1,683)
    Production..............................      (5,223)      (1,384)   (1,236)      (838)        -    (8,681)
                                                 -------      -------   -------    -------   -------   -------
  Net proved reserves at December 31,
    1997....................................      31,649        9,006     6,901     30,095         -    77,651
    Revisions of previous estimates.........        (152)        (504)   (1,049)     3,063        73     1,431
    Purchases in place......................       3,104            -         -          -         -     3,104
    Extensions, discoveries and other
       additions............................       9,396          448    11,429     11,501     1,089    33,863
    Sales in place..........................      (1,039)           -         -          -         -    (1,039)
    Production..............................      (6,131)      (1,358)   (1,077)    (1,874)        -   (10,440)
                                                 -------      -------   -------    -------   -------   -------
  Net proved reserves at December 31,
    1998....................................      36,827        7,592    16,204     42,785     1,162   104,570
                                                 =======      =======   =======    =======   =======   =======
Bcf Equivalent (Bcfe)(1)
  Net proved reserves at December 31,
    1995....................................     2,806.6(2)     353.3     286.7      144.3         -   3,590.9
    Revisions of previous estimates.........         5.7         (1.8)     90.6          -         -      94.5
    Purchases in place......................       102.5          0.9         -          -         -     103.4
    Extensions, discoveries and other
       additions............................       299.4         61.9      99.0      126.2         -     586.5
    Sales in place..........................       (61.0)        (5.1)        -          -         -     (66.1)
    Production..............................      (233.1)       (43.9)    (57.1)      (6.2)        -    (340.3)
                                                 -------      -------   -------    -------   -------   -------
  Net proved reserves at December 31,
    1996....................................     2,920.1(2)     365.3     419.2      264.3         -   3,968.9
    Revisions of previous estimates.........       (29.8)        (0.1)     (0.5)      25.2         -      (5.2)
    Purchases in place......................        60.7         74.4         -          -         -     135.1
    Extensions, discoveries and other
       additions............................       312.1         47.4         -      374.2       7.7     741.4
    Sales in place..........................       (27.7)        (0.4)        -          -         -     (28.1)
    Production..............................      (260.4)       (45.3)    (48.5)     (11.7)        -    (365.9)
                                                 -------      -------   -------    -------   -------   -------
  Net proved reserves at December 31,
    1997....................................     2,975.0(2)     441.3     370.2      652.0       7.7   4,446.2
    Revisions of previous estimates.........       (57.0)        (5.5)     (1.7)      50.8         -     (13.4)
    Purchases in place......................       141.6         54.9         -          -         -     196.5
    Extensions, discoveries and other
       additions............................       329.2         65.6     762.4      409.9     109.5   1,676.6
    Sales in place..........................       (43.7)           -         -          -         -     (43.7)
    Production..............................      (270.6)       (46.6)    (57.3)     (31.4)        -    (405.9)
                                                 -------      -------   -------    -------   -------   -------
  Net proved reserves at December 31,
    1998....................................     3,074.5(2)     509.7   1,073.6    1,081.3     117.2   5,856.3
                                                 =======      =======   =======    =======   =======   =======
                                                                           (Table continued on following page)

                                              UNITED STATES   CANADA    TRINIDAD    INDIA     OTHER     TOTAL
                                              -------------   -------   --------   -------    -----    -------
Net proved developed reserves at
    Natural Gas (Bcf)
       December 31, 1995....................     1,218.1        310.1     233.9          -         -   1,762.1
       December 31, 1996....................     1,325.7        319.5     370.2      124.6         -   2,140.0
       December 31, 1997....................     1,349.0        370.9     328.8      286.6         -   2,335.3
       December 31, 1998....................     1,429.7        387.4     283.0      407.4         -   2,507.5
    Liquids (MBbl)(4)
       December 31, 1995....................      19,977        6,505     5,607     11,542         -    43,631
       December 31, 1996....................      24,868        7,452     8,168     10,791         -    51,279
       December 31, 1997....................      27,707        8,885     6,901     23,322         -    66,815
       December 31, 1998....................      33,045        7,465     4,782     33,472         -    78,764
    Bcf Equivalents
       December 31, 1995....................     1,338.0        349.1     267.5       69.3         -   2,023.9
       December 31, 1996....................     1,474.9        364.2     419.2      189.3         -   2,447.6
       December 31, 1997....................     1,515.3        424.2     370.2      426.5         -   2,736.2
       December 31, 1998....................     1,628.0        432.1     311.7      608.2         -   2,980.0

---------------

(1) Billion cubic feet or billion cubic feet equivalent, as applicable.

(2) Includes 1,180 Bcf of proved undeveloped methane reserves contained, along with high concentrations of carbon dioxide and other gases in deep Paleozoic (Madison) formations in the Big Piney area of Wyoming.

(3) Thousand barrels.

(4) Includes crude oil, condensate and natural gas liquids.

     Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company's natural gas and crude oil producing activities at December 31, 1998 and 1997:

                                                                 1998          1997
                                                              ----------    ----------
Proved Properties...........................................  $4,630,353    $4,069,914
Unproved Properties.........................................     184,072       221,491
                                                              ----------    ----------
     Total..................................................   4,814,425     4,291,405
Accumulated depreciation, depletion and amortization........  (2,138,062)   (1,904,198)
                                                              ----------    ----------
Net capitalized costs.......................................  $2,676,363    $2,387,207
                                                              ==========    ==========

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

     Development costs include additions to production facilities and equipment, additions to development wells including those in progress and depreciation of support equipment and related facilities used in development activities.

     The following tables set forth costs incurred related to the Company's oil and gas activities for the years ended December 31:

                                  UNITED STATES   CANADA    TRINIDAD    INDIA     OTHER     TOTAL
                                  -------------   -------   --------   -------   -------   --------
1998
Acquisition Costs of Properties
  Unproved......................    $ 32,925      $ 3,545   $     -    $     -   $     -   $ 36,470
  Proved........................     198,006       12,896         -          -         -    210,902
                                    --------      -------   -------    -------   -------   --------
          Total.................     230,931       16,441         -          -         -    247,372
Exploration Costs...............      82,248       12,375    15,217      1,278    25,465    136,583
Development Costs...............     297,904       27,822     6,157     46,657    16,548    395,088
                                    --------      -------   -------    -------   -------   --------
          Total.................    $611,083      $56,638   $21,374    $47,935   $42,013   $779,043
                                    ========      =======   =======    =======   =======   ========
1997
Acquisition Costs of Properties
  Unproved......................    $ 69,258      $ 7,700   $     -    $     -   $   235   $ 77,193
  Proved........................      42,386       38,949         -          -        28     81,363
                                    --------      -------   -------    -------   -------   --------
          Total.................     111,644       46,649         -          -       263    158,556
Exploration Costs...............      74,360        8,279     1,344        965    15,935    100,883
Development Costs...............     333,093       30,856       163     67,777     9,869    441,758
                                    --------      -------   -------    -------   -------   --------
          Total.................    $519,097      $85,784   $ 1,507    $68,742   $26,067   $701,197
                                    ========      =======   =======    =======   =======   ========
1996
Acquisition Costs of Properties
  Unproved......................    $ 38,832      $ 3,565   $ 2,000    $     -   $    77   $ 44,474
  Proved........................      68,706          672         -          -         -     69,378
                                    --------      -------   -------    -------   -------   --------
          Total.................     107,538        4,237     2,000          -        77    113,852
Exploration Costs...............      60,880        8,069     2,082        748    16,490     88,269
Development Costs...............     283,985       25,705     6,654     82,098     6,969    405,411
                                    --------      -------   -------    -------   -------   --------
          Total.................    $452,403      $38,011   $10,736    $82,846   $23,536   $607,532
                                    ========      =======   =======    =======   =======   ========

     Results of Operations for Oil and Gas Producing Activities(1). The following tables set forth results of operations for oil and gas producing activities for the years ended December 31:

                                              UNITED
                                              STATES    CANADA    TRINIDAD    INDIA     OTHER      TOTAL
                                             --------   -------   --------   -------   --------   --------
1998
Operating Revenues
  Trade....................................  $431,943   $53,485   $66,967    $72,826   $     52   $625,273
  Associated Companies.....................   117,719    15,132         -          -          -    132,851
  Gains on Sales of Reserves and Related
    Assets.................................    29,268       (15)        -          -     (3,658)    25,595
                                             --------   -------   -------    -------   --------   --------
         Total.............................   578,930    68,602    66,967     72,826     (3,606)   783,719
Exploration Expenses, including Dry Hole...    63,875     7,496     2,027      1,278     14,015     88,691
Production Costs...........................    98,909    19,715     7,361     13,617      3,666    143,268
Impairment of Unproved Oil and Gas
  Properties...............................    29,952     2,124         -          -          -     32,076
Depreciation, Depletion and Amortization...   264,927    25,972    12,867      8,456      2,073    314,295
                                             --------   -------   -------    -------   --------   --------
Income (Loss) before Income Taxes..........   121,267    13,295    44,712     49,475    (23,360)   205,389
Income Tax Provision (Benefit).............    22,944     3,840    24,592     23,748     (7,370)    67,754
                                             --------   -------   -------    -------   --------   --------
Results of Operations......................  $ 98,323   $ 9,455   $20,120    $25,727   $(15,990)  $137,635
                                             ========   =======   =======    =======   ========   ========
1997
Operating Revenues
  Trade....................................  $448,824   $58,712   $66,000    $35,332   $     21   $608,889
  Associated Companies.....................   206,738    15,280         -          -          2    222,020
  Gains on Sales of Reserves and Related
    Assets.................................     4,464       (13)        -          -      4,836      9,287
                                             --------   -------   -------    -------   --------   --------
         Total.............................   660,026    73,979    66,000     35,332      4,859    840,196
Exploration Expenses, including Dry Hole...    50,930     5,995     1,344        965     15,765     74,999
Production Costs...........................   106,395    20,073    12,256     10,505         75    149,304
Impairment of Unproved Oil and Gas
  Properties...............................    24,229     2,643         -          -        341     27,213
Depreciation, Depletion and Amortization...   238,765    23,116    11,032      3,716        901    277,530
                                             --------   -------   -------    -------   --------   --------
Income (Loss) before Income Taxes..........   239,707    22,152    41,368     20,146    (12,223)   311,150
Income Tax Provision (Benefit).............    69,252     8,130    22,752      9,670       (252)   109,552
                                             --------   -------   -------    -------   --------   --------
Results of Operations......................  $170,455   $14,022   $18,616    $10,476   $(11,971)  $201,598
                                             ========   =======   =======    =======   ========   ========
1996
Operating Revenues
  Trade....................................  $281,522   $48,717   $83,536    $20,691   $      -   $434,466
  Associated Companies.....................   253,629    13,715         -          -          -    267,344
  Gains on Sales of Reserves and Related
    Assets.................................    19,127       670         -          -          -     19,797
                                             --------   -------   -------    -------   --------   --------
         Total.............................   554,278    63,102    83,536     20,691          -    721,607
Exploration Expenses, including Dry Hole...    45,291     5,003     2,082        748     15,078     68,202
Production Costs...........................    77,352    16,633    14,577      9,890          -    118,452
Impairment of Unproved Oil and Gas
  Properties...............................    18,571     2,284         -          -        371     21,226
Depreciation, Depletion and Amortization...   208,872    24,935    15,447        611        648    250,513
                                             --------   -------   -------    -------   --------   --------
Income (Loss) before Income Taxes..........   204,192    14,247    51,430      9,442    (16,097)   263,214
Income Tax Provision (Benefit).............    54,412     5,674    28,287      4,721        (50)    93,044
                                             --------   -------   -------    -------   --------   --------
Results of Operations......................  $149,780   $ 8,573   $23,143    $ 4,721   $(16,047)  $170,170
                                             ========   =======   =======    =======   ========   ========

---------------

(1) Excludes net revenues associated with other marketing activities, interest charges, general corporate expenses and certain gathering and handling fees for each of the three years in the period ended December 31, 1998. The gathering and handling fees and other marketing net revenues are directly associated with oil and gas operations with regard to segment reporting as defined in SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information", but are not part of Disclosures about Oil and Gas Producing Activities as defined in SFAS No. 69.

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

     The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company's crude oil and natural gas reserves at December 31, for the years ended December 31:

                                           UNITED STATES    CANADA     TRINIDAD      INDIA       OTHER        TOTAL
                                           -------------   --------   ----------   ----------   --------   -----------
1998
Future cash inflows(1)...................   $5,471,121     $950,151   $1,210,060   $2,384,459   $179,329   $10,195,120
Future production costs..................   (1,280,875)    (319,938)    (347,431)    (556,609)  (127,039)   (2,631,892)
Future development costs.................     (316,175)     (42,252)    (161,424)    (392,546)   (11,325)     (923,722)
                                            ----------     --------   ----------   ----------   --------   -----------
Future net cash flows before income
  taxes..................................    3,874,071      587,961      701,205    1,435,304     40,965     6,639,506
Future income taxes......................     (903,983)    (119,655)    (229,281)    (614,297)    (7,111)   (1,874,327)
                                            ----------     --------   ----------   ----------   --------   -----------
Future net cash flows....................    2,970,088      468,306      471,924      821,007     33,854     4,765,179
Discount to present value at 10% annual
  rate...................................   (1,399,541)    (161,988)    (234,129)    (434,714)   (13,893)   (2,244,265)
                                            ----------     --------   ----------   ----------   --------   -----------
Standardized measure of discounted future
  net cash flows relating to proved oil
  and gas reserves(2)....................   $1,570,547     $306,318   $  237,795   $  386,293   $ 19,961   $ 2,520,914
                                            ==========     ========   ==========   ==========   ========   ===========
1997
Future cash inflows(1)...................   $5,186,755     $814,195   $  532,318   $1,633,199   $ 13,862   $ 8,180,329
Future production costs..................   (1,138,401)    (302,965)    (106,999)    (422,474)    (3,587)   (1,974,426)
Future development costs.................     (313,463)     (19,610)        (400)    (102,014)    (1,814)     (437,301)
                                            ----------     --------   ----------   ----------   --------   -----------
Future net cash flows before income
  taxes..................................    3,734,891      491,620      424,919    1,108,711      8,461     5,768,602
Future income taxes......................     (887,521)     (92,927)    (215,344)    (501,109)      (779)   (1,697,680)
                                            ----------     --------   ----------   ----------   --------   -----------
Future net cash flows....................    2,847,370      398,693      209,575      607,602      7,682     4,070,922
Discount to present value at 10% annual
  rate...................................   (1,297,651)    (121,381)     (61,656)    (287,874)    (1,906)   (1,770,468)
                                            ----------     --------   ----------   ----------   --------   -----------
Standardized measure of discounted future
  net cash flows relating to proved oil
  and gas reserves.......................   $1,549,719     $277,312   $  147,919   $  319,728   $  5,776   $ 2,300,454
                                            ==========     ========   ==========   ==========   ========   ===========
1996
Future cash inflows(1)...................   $9,390,661     $715,143   $  709,082   $  864,386   $      -   $11,679,272
Future production costs..................   (1,639,531)    (281,244)    (236,643)    (338,202)         -    (2,495,620)
Future development costs.................     (306,028)      (9,014)      (1,588)        (150)         -      (316,780)
                                            ----------     --------   ----------   ----------   --------   -----------
Future net cash flows before income
  taxes..................................    7,445,102      424,885      470,851      526,034          -     8,866,872
Future income taxes......................   (2,260,500)     (98,606)    (245,577)    (227,177)         -    (2,831,860)
                                            ----------     --------   ----------   ----------   --------   -----------
Future net cash flows....................    5,184,602      326,279      225,274      298,857          -     6,035,012
Discount to present value at 10% annual
  rate...................................   (2,692,833)    (100,521)     (68,436)    (104,672)         -    (2,966,462)
                                            ----------     --------   ----------   ----------   --------   -----------
Standardized measure of discounted future
  net cash flows relating to proved oil
  and gas reserves.......................   $2,491,769     $225,758   $  156,838   $  194,185   $      -   $ 3,068,550
                                            ==========     ========   ==========   ==========   ========   ===========

---------------

(1) Based on year end market prices determined at the point of delivery from the producing unit.

(2) Based on natural gas and crude oil prices as of March 1, 1999, the standardized measure of discounted future net cash flows for operations in the United States would have been lower by approximately 23%. Changes in other producing areas and changes in reported reserve quantities were not material.

     Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, for each of the three years in the period ended December 31, 1998.

                                          UNITED STATES     CANADA    TRINIDAD     INDIA      OTHER      TOTAL
                                          -------------    --------   --------   ---------   -------   ----------
December 31, 1995.......................   $1,240,140(1)   $176,573   $115,026   $  53,401   $     -   $1,585,140
  Sales and transfers of oil and gas
    produced, net of production costs...     (437,143)      (45,799)   (68,959)    (10,801)        -     (562,702)
  Net changes in prices and production
    costs...............................    1,817,466        57,587     60,387      53,676         -    1,989,116
  Extensions, discoveries, additions and
    improved recovery net of related
    costs...............................      580,417        62,506     62,165     150,475         -      855,563
  Development costs incurred............       57,800         2,200      2,200           -         -       62,200
  Revisions of estimated development
    costs...............................      (14,490)       (2,696)     1,010      13,500         -       (2,676)
  Revisions of previous quantity
    estimates...........................        7,002        (1,227)    79,933           -         -       85,708
  Accretion of discount.................      137,441        18,387     19,376       8,928         -      184,132
  Net change in income taxes............     (655,801)      (29,814)   (73,985)    (86,627)        -     (846,227)
  Purchases of reserves in place........      161,454           456          -           -         -      161,910
  Sales of reserves in place............     (102,671)       (3,561)         -           -         -     (106,232)
  Changes in timing and other...........     (299,846)       (8,854)   (40,315)     11,633         -     (337,382)
                                           ----------      --------   --------   ---------   -------   ----------
December 31, 1996.......................    2,491,769(1)    225,758    156,838     194,185         -    3,068,550
  Sales and transfers of oil and gas
    produced, net of production costs...     (518,594)      (53,919)   (53,744)    (24,827)        -     (651,084)
  Net changes in prices and production
    costs...............................   (1,664,174)      (19,784)     4,730     (34,611)        -   (1,713,839)
  Extensions, discoveries, additions and
    improved recovery net of related
    costs...............................      374,283        37,533          -     257,256     5,616      674,688
  Development costs incurred............       52,300         1,900          -           -         -       54,200
  Revisions of estimated development
    costs...............................        3,681         4,345      1,188     (33,210)        -      (23,996)
  Revisions of previous quantity
    estimates...........................      (17,257)         (101)      (442)     26,696         -        8,896
  Accretion of discount.................      327,724        26,287     30,956      31,669         -      416,636
  Net change in income taxes............      605,769        11,097     12,734     (90,729)      160      539,031
  Purchases of reserves in place........       43,882        52,911          -           -         -       96,793
  Sales of reserves in place............      (28,589)         (379)         -           -         -      (28,968)
  Changes in timing and other...........     (121,075)       (8,336)    (4,341)     (6,701)        -     (140,453)
                                           ----------      --------   --------   ---------   -------   ----------
December 31, 1997.......................    1,549,719(1)    277,312    147,919     319,728     5,776    2,300,454
  Sales and transfers of oil and gas
    produced, net of production costs...     (423,733)      (48,902)   (59,606)    (59,209)    3,664     (587,786)
  Net changes in prices and production
    costs...............................      (33,809)       10,891    (36,730)   (103,097)   (6,961)    (169,706)
  Extensions, discoveries, additions and
    improved recovery net of related
    costs...............................      325,308        43,686    159,497     218,168    18,894      765,553
  Development costs incurred............       59,600         2,900      6,000      43,400     4,300      116,200
  Revisions of estimated development
    costs...............................      (26,611)          690    (11,410)    (66,128)   (3,233)    (106,692)
  Revisions of previous quantity
    estimates...........................      (35,216)       (4,137)    (1,142)     36,877         -       (3,618)
  Accretion of discount.................      174,102        30,332     28,791      53,296       562      287,083
  Net change in income taxes............       47,745        (5,822)      (122)        212      (428)      41,585
  Purchases of reserves in place........      156,818        20,131          -           -         -      176,949
  Sales of reserves in place............      (33,549)            -          -           -         -      (33,549)
  Changes in timing and other...........     (189,827)      (20,763)     4,598     (56,954)   (2,613)    (265,559)
                                           ----------      --------   --------   ---------   -------   ----------
December 31, 1998.......................   $1,570,547(1)   $306,318   $237,795   $ 386,293   $19,961   $2,520,914
                                           ==========      ========   ========   =========   =======   ==========

---------------

(1) Includes approximately $77,500, $344,300, $85,700 and $155,400, discounted before income taxes, in 1995, 1996, 1997 and 1998, respectively, related to the reserves in the Big Piney deep Paleozoic formations.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                 QUARTER ENDED
                                                  --------------------------------------------
                                                  MARCH 31    JUNE 30     SEPT. 30    DEC. 31
                                                  --------    --------    --------    --------
1998
Net Operating Revenues..........................  $199,831    $183,307    $191,262    $194,788
                                                  ========    ========    ========    ========
Operating Income................................  $ 38,286    $ 32,669    $ 19,199    $ 23,507
                                                  ========    ========    ========    ========
Income before Income Taxes......................  $ 28,206    $ 22,173    $  3,969    $  5,934
Income Tax Provision (Benefit)..................     1,201       8,916      (1,975)     (4,031)
                                                  --------    --------    --------    --------
Net Income......................................  $ 27,005    $ 13,257    $  5,944    $  9,965
                                                  ========    ========    ========    ========
Net Income per Share of Common Stock
  Basic.........................................  $    .17    $    .09    $    .04    $    .06
                                                  ========    ========    ========    ========
  Diluted.......................................  $    .17    $    .09    $    .04    $    .06
                                                  ========    ========    ========    ========
Average Number of Common Shares
  Basic.........................................   154,736     154,857     154,083     153,702
                                                  ========    ========    ========    ========
  Diluted.......................................   155,522     155,770     154,409     154,516
                                                  ========    ========    ========    ========
1997
Net Operating Revenues..........................  $180,651    $171,753    $193,120    $237,977
                                                  ========    ========    ========    ========
Operating Income................................  $ 41,170    $ 28,619    $ 48,757    $ 74,229
                                                  ========    ========    ========    ========
Income before Income Taxes......................  $ 37,311    $ 24,111    $ 40,975    $ 61,073
Income Tax Provision (Benefit)..................    14,246        (460)      9,802      17,912
                                                  --------    --------    --------    --------
Net Income......................................  $ 23,065    $ 24,571    $ 31,173    $ 43,161
                                                  ========    ========    ========    ========
Net Income per Share of Common Stock
  Basic.........................................  $    .15    $    .16    $    .20    $    .28
                                                  ========    ========    ========    ========
  Diluted.......................................  $    .14    $    .16    $    .20    $    .28
                                                  ========    ========    ========    ========
Average Number of Common Shares
  Basic.........................................   158,866     157,489     157,072     156,076
                                                  ========    ========    ========    ========
  Diluted.......................................   159,790     157,950     158,049     156,808
                                                  ========    ========    ========    ========
1996
Net Operating Revenues..........................  $159,026    $197,113    $170,182    $204,327
                                                  ========    ========    ========    ========
Operating Income................................  $ 31,997    $ 73,643    $ 46,179    $ 57,011
                                                  ========    ========    ========    ========
Income before Income Taxes......................  $ 27,338    $ 70,332    $ 43,361    $ 49,931
Income Tax Provision............................     1,415      22,750      11,994      14,795
                                                  --------    --------    --------    --------
Net Income......................................  $ 25,923    $ 47,582    $ 31,367    $ 35,136
                                                  ========    ========    ========    ========
Net Income per Share of Common Stock Basic......  $    .16    $    .30    $    .20    $    .22
                                                  ========    ========    ========    ========
  Diluted.......................................  $    .16    $    .29    $    .19    $    .22
                                                  ========    ========    ========    ========
Average Number of Common Shares
  Basic.........................................   159,934     159,910     159,850     159,719
                                                  ========    ========    ========    ========
  Diluted.......................................   161,411     161,656     161,677     161,352
                                                  ========    ========    ========    ========

                                                                     SCHEDULE II

                            ENRON OIL & GAS COMPANY

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

COLUMN A                                          COLUMN B      COLUMN C       COLUMN D        COLUMN E
--------                                          --------      --------       --------        --------
                                                               ADDITIONS      DEDUCTIONS
                                                 BALANCE AT    CHARGED TO   FOR PURPOSE FOR   BALANCE AT
                                                BEGINNING OF   COSTS AND    WHICH RESERVES      END OF
DESCRIPTION                                         YEAR        EXPENSES     WERE CREATED        YEAR
-----------                                     ------------   ----------   ---------------   ----------
1998
Reserves deducted from assets to which they
  apply -
          Allowance for Doubtful Accounts
            Receivable........................     $7,025        $4,350         $    -         $11,375
                                                   ======        ======         ======         =======
1997
Reserves deducted from assets to which they
  apply -
          Allowance for Doubtful Accounts
            Receivable........................     $7,030        $    -         $    5         $ 7,025
                                                   ======        ======         ======         =======
1996
Reserves deducted from assets to which they
  apply -
          Allowance for Doubtful Accounts
            Receivable........................     $2,571        $6,897         $2,438         $ 7,030
                                                   ======        ======         ======         =======

                                    EXHIBITS

     Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to the Company's Form S-1 Registration Statement, Registration No. 33-30678, filed on August 24, 1989 ("Form S-1"), or as otherwise indicated.

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
     3.1(a)         -           Restated Certificate of Incorporation of Enron Oil & Gas
                                Company (Exhibit 3.1 to Form S-1).

     3.1(b)         -           Certificate of Amendment of Restated Certificate of
                                Incorporation of Enron Oil & Gas Company (Exhibit 4.1(b) to
                                Form S-8 Registration Statement No. 33-52201, filed February
                                8, 1994).

     3.1(c)         -           Certificate of Amendment of Restated Certificate of
                                Incorporation of Enron Oil & Gas Company (Exhibit 4.1(c) to
                                Form S-8 Registration Statement No. 33-58103, filed March
                                15, 1995).

     3.1(d)         -           Certificate of Amendment of Restated Certificate of
                                Incorporation of Enron Oil & Gas Company, dated June 11,
                                1996 (Exhibit 3(d) to Form S-3 Registration Statement No.
                                333-09919, filed August 9, 1996).

     3.1(e)         -           Certificate of Amendment of Restated Certificate of
                                Incorporation of Enron Oil & Gas Company, dated May 7, 1997
                                (Exhibit 3(e) to Form S-3 Registration Statement No.
                                333-44785, filed January 23, 1998).

    *3.2            -           By-laws of Enron Oil & Gas Company dated August 23, 1989, as amended December 12, 1990, February 8, 1994, January 19,
                                1996, February 13, 1997 and May 5, 1998.

     3.3            -           Specimen of Certificate evidencing the Common Stock (Exhibit
                                3.3 to Form S-1).

     4.3(a)         -           Amended and Restated Enron Oil & Gas Company 1994 Stock Plan
                                (Exhibit 4.3 to Form S-8 Registration Statement No.
                                33-58103, filed March 15, 1995).

     4.3(b)         -           Amendment to Amended and Restated Enron Oil & Gas Company
                                1994 Stock Plan, dated effective as of December 12, 1995
                                (Exhibit 4.3(a) to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1995).

     4.3(c)         -           Amendment to Amended and Restated Enron Oil & Gas Company
                                1994 Stock Plan, dated effective as of December 10, 1996
                                (Exhibit 4.3(a) to Form S-8 Registration Statement No.
                                333-20841, filed January 31, 1997).

     4.3(d)         -           Third Amendment to Amended and Restated Enron Oil & Gas
                                Company 1994 Stock Plan, dated effective as of December 9,
                                1997 (Exhibit 4.3(d) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1997).

    *4.3(e)         -           Fourth Amendment to Amended and Restated Enron Oil & Gas
                                Company 1994 Stock Plan, dated effective as of May 5, 1998.

    *4.3(f)         -           Fifth Amendment to Amended and Restated Enron Oil & Gas
                                Company 1994 Stock Plan, dated effective as of December 8,
                                1998.

    10.2(a)         -           Stock Restriction and Registration Agreement dated as of
                                August 23, 1989 (Exhibit 10.2 to Form S-1).

    10.2(b)         -           Amendment to Stock Restriction and Registration Agreement,
                                dated December 9, 1997, between Enron Oil & Gas Company and
                                Enron Corp. (Exhibit 10.2(b) to the Company's Annual Report
                                on Form 10-K for the year ended December 31, 1997).

   *10.3            -           Tax Allocation Agreement, entered into effective as of
                                Deconsolidation Date between Enron Corp., Enron Oil & Gas
                                Company, and the subsidiaries of Enron Oil & Gas Company
                                listed therein as additional parties.

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
    10.9(a)         -           Employment Agreement between Enron Oil & Gas Company and
                                Forrest Hoglund, dated as of September 1, 1987, as amended
                                (Exhibit 10.19 to Form S-1), and Second and Third Amendments
                                to Employment Agreement dated June 30, 1989 and February 14,
                                1992, respectively (Exhibit 10.10 to Form S-1 Registration
                                Statement No. 33-50462, filed August 5, 1992).

    10.9(b)         -           4th Amendment to Employment Agreement dated December 14,
                                1994, among Enron Corp., Enron Oil & Gas Company and Forrest
                                Hoglund (Exhibit 10.9(b) to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1994).

   *10.9(c)         -           Fifth Amendment to Employment Agreement entered into
                                September 8, 1998, and effective as of September 1, 1998,
                                among Enron Corp., Enron Oil & Gas Company and Forrest E.
                                Hoglund.

    10.14(a)        -           Enron Oil & Gas Company 1993 Nonemployee Directors' Stock
                                Option Plan (Exhibit 10.14 to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1992).

    10.14(b)        -           First Amendment to Enron Oil & Gas Company 1993 Nonemployee
                                Directors' Stock Option Plan (Exhibit 10.14(b) to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1996).

    10.16           -           Interest Rate and Currency Exchange Agreement, dated as of
                                June 1, 1991, between Enron Risk Management Services Corp.
                                and Enron Oil & Gas Marketing, Inc. (Exhibit 10.17 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1991), Confirmation dated June 14, 1992
                                (Exhibit 10.17 to Form S-1 Registration Statement, No.
                                33-50462, filed August 5, 1992) and Confirmations dated
                                March 25, 1991, April 25, 1991, and September 23, 1992
                                (assigned to Enron Risk Management Services Corp. by Enron
                                Finance Corp. pursuant to an Assignment and Assumption
                                Agreement, dated as of November 1, 1993, by and between
                                Enron Finance Corp., Enron Risk Management Services Corp.
                                and Enron Oil & Gas Marketing, Inc.). (Exhibit 10.16 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1993).

    10.17           -           Assignment and Assumption Agreement, dated as of November 1,
                                1993, by and between Enron Oil & Gas Marketing, Inc., Enron
                                Oil & Gas Company and Enron Risk Management Services Corp.
                                (Exhibit 10.17 to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1993).

    10.18           -           ISDA Master Agreement, dated as of November 1, 1993, between
                                Enron Oil & Gas Company and Enron Risk Management Services
                                Corp., and Confirmation Nos. 1268.0, 1286.0, 1291.0, 1292.0,
                                1304.0, 1305.0, 1321.0, 1335.0, 1338.0, 1370.0, 1471.0,
                                1485.0, 1486.0, 1494.0, 1495.0, 1509.0, 1514.0, 1533.01,
                                1569.0, 1986.0, 2217.0, 2227.0, 2278.0, 2299.0, 2372.0,
                                2647.0 (Exhibit 10.18 to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1993).

    10.19           -           Letter Agreement between Colorado Interstate Gas Company and
                                Enron Oil & Gas Marketing, Inc. dated November 1, 1990
                                (Exhibit 10.18 to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1990).

    10.23           -           Gas Purchase Agreement between Enron Oil & Gas Company and
                                Enron Oil & Gas Marketing, Inc. dated August 22, 1989
                                (Exhibit 10.41 to Form S-1).

    10.24           -           Gas Purchase Agreement between Enron Oil & Gas Company and
                                Enron Oil & Gas Marketing, Inc. dated August 22, 1989
                                (Exhibit 10.42 to Form S-1).

    10.25           -           Enron Corp. 1991 Stock Plan (Exhibit 10.08 to Enron Corp.
                                Annual Report on Form 10-K for the year ended December 31,
                                1991).

    10.26           -           Enron Corp. 1988 Deferral Plan (Exhibit 10.49 to Form S-1).

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
    10.28           -           Enron Executive Supplemental Survivor Benefits Plan
                                Effective January 1, 1987 (Exhibit 10.51 to Form S-1).

    10.30           -           Credit Agreement between Enron Corp. and Enron Oil & Gas
                                Company dated September 29, 1995 (Exhibit 10.30 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1995).

    10.31           -           Credit Agreement between Enron Oil & Gas Company and Enron
                                Corp. dated September 29, 1995 (Exhibit 10.31 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1995).

    10.34(a)        -           Enron Oil & Gas Company 1992 Stock Plan (As Amended and
                                Restated effective December 14, 1994) (incorporated by
                                reference to Exhibit A to the Company's Proxy Statement,
                                dated March 27, 1995, with respect to the Company's 1995
                                Annual Meeting of Shareholders).

    10.34(b)        -           Amendment to Enron Oil & Gas Company 1992 Stock Plan (As
                                Amended and Restated Effective December 14, 1994) (Exhibit
                                10.34(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1997).

    10.34(c)        -           Second Amendment to Enron Oil & Gas Company 1992 Stock Plan
                                (As Amended and Restated Effective December 14, 1994
                                (Exhibit 10.34(c) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1997).

    10.35           -           Enron Corp. 1992 Deferral Plan (Exhibit 10.41 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1991).

    10.36(a)        -           Conveyance of Production Payment, dated September 25, 1992, between Enron Oil & Gas Company and Cactus Hydrocarbon
                                1992-A Limited Partnership (Exhibit 10.34 to the Company's
                                Annual Report on Form 10-K for the year ended December 31,
                                1992).

    10.36(b)        -           First Amendment to Conveyance of Production Payment, dated effective April 1, 1993 between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.36(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).

    10.36(c)        -           Second Amendment to Conveyance of Production Payment, dated effective July 1, 1993 between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.36(c) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).

    10.36(d)        -           Third Amendment to Conveyance of Production Payment, dated effective October 1, 1993 between Enron Oil & Gas Company
                                and Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.36(d) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).

    10.37(a)        -           Hydrocarbon Exchange Agreement dated September 25, 1992,
                                between Enron Oil & Gas Company and Cactus Hydrocarbon
                                1992-A Limited Partnership (Exhibit 10.35 to the Company's
                                Annual Report on Form 10-K for the year ended December 31,
                                1992).

    10.37(b)        -           Amendment to Hydrocarbon Exchange Agreement dated effective as of January 1, 1993, between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.37(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1994).

    10.37(c)        -           First Amendment to Hydrocarbon Exchange Agreement dated
                                effective as of April 1, 1993, between Enron Oil & Gas
                                Company and Cactus Hydrocarbon 1992-A Limited Partnership
                                (Exhibit 10.37(c) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1994).

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
    10.37(d)        -           Second Amendment to Hydrocarbon Exchange Agreement dated
                                effective as of July 1, 1993, between Enron Oil & Gas
                                Company and Cactus Hydrocarbon 1992-A Limited Partnership
                                (Exhibit 10.37(d) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1994).

    10.37(e)        -           Amendment to Hydrocarbon Exchange Agreement dated effective as of August 1, 1993, between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.37(e) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1994).

    10.37(f)        -           Fourth Amendment to Hydrocarbon Exchange Agreement, dated
                                effective October 1, 1993, between Enron Oil & Gas Company and Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.37 to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).

    10.38           -           Purchase and Sale Agreement, dated September 25, 1992,
                                between Enron Oil & Gas Company and Cactus Hydrocarbon
                                1992-A Limited Partnership (Exhibit 10.36 to the Company's
                                Annual Report on Form 10-K for the year ended December 31,
                                1992).

    10.39(a)        -           Production and Delivery Agreement, dated September 25, 1992, between Enron Oil & Gas Company and Cactus Hydrocarbon
                                1992-A Limited Partnership (Exhibit 10.37 to the Company's
                                Annual Report on Form 10-K for the year ended December 31,
                                1992).

    10.39(b)        -           First Amendment to Production and Delivery Agreement, dated effective April 1, 1993 between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.39(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).

    10.39(c)        -           Second Amendment to Production and Delivery Agreement, dated effective July 1, 1993 between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.39(c) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).

    10.39(d)        -           Third Amendment to Production and Delivery Agreement, dated effective October 1, 1993 between Enron Oil & Gas Company
                                and Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.39(d) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).

    10.57(a)        -           Letter Agreement relating to Natural Gas Swap Transactions, dated March 31, 1995, among Enron Oil & Gas Company, Enron
                                Corp. and Enron Capital & Trade Resources Corp (Exhibit
                                10.57(a) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1995).

    10.57(b)        -           Amendment to Natural Gas Swap Transactions Letter Agreement,
                                dated March 31, 1995, among Enron Oil & Gas Company, Enron
                                Corp. and Enron Capital & Trade Resources Corp (Exhibit
                                10.57(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1995).

    10.58           -           Confirmation Letter (revised due to adjustments to the
                                attached Payment Schedule), dated March 31, 1995, between
                                Enron Oil & Gas Company and Enron Capital & Trade Resources
                                Corp. (ECT Transaction Reference No. 15198.00) (Exhibit
                                10.58 to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1995).

    10.59           -           Confirmation Letter (revised due to Price Change for 1998
                                and adjustment to the attached Payment Schedule), dated
                                March 31, 1995, between Enron Oil & Gas Company and Enron
                                Capital & Trade Resources Corp. (ECT Transaction Reference
                                No. 15198.01) (Exhibit 10.59 to the Company's Annual Report
                                on Form 10-K for the year ended December 31, 1995).

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
    10.60           -           Services Agreement, dated January 1, 1997, between Enron
                                Corp. and Enron Oil & Gas Company (Exhibit 10.60 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1997).

    10.61           -           Equity Participation and Business Opportunity Agreement,
                                dated December 9, 1997, between Enron Oil & Gas Company and
                                Enron Corp. (Exhibit 10 to Form S-3 Registration Statement
                                No. 333-44785, filed January 23, 1998).

    10.62           -           Stock Restriction and Registration Rights Agreement, dated
                                December 9, 1997, between Enron Corp. and Enron Oil & Gas
                                Company (Exhibit 10.62 to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1997).

    10.63(a)        -           Enron Oil & Gas Company 1996 Deferral Plan (Exhibit 10.63(a)
                                to the Company's Annual Report on Form 10-K for the year
                                ended December 31, 1997).

    10.63(b)        -           First Amendment to Enron Oil & Gas Company 1996 Deferral
                                Plan, dated effective as of December 9, 1997 (Exhibit
                                10.63(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1997).

   *10.63(c)        -           Second Amendment to Enron Oil & Gas Company 1996 Deferral
                                Plan, dated effective as of December 8, 1998.

    10.64           -           Executive Employment Agreement between Enron Oil & Gas
                                Company and Mark G. Papa, effective as of November 1, 1997
                                (Exhibit 10.64 to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1997).

   *10.65           -           Executive Employment Agreement between Enron Oil & Gas
                                Company and Edmund P. Segner, III, effective as of September
                                1, 1998.

   *10.66           -           Executive Employment Agreement between Enron Oil & Gas
                                Company and Dennis M. Ulak, effective as of September 1,
                                1998.

   *10.67           -           Executive Employment Agreement between Enron Oil & Gas
                                Company and Jeffery B. Sherrick, effective as of September
                                1, 1998.

   *21              -           List of subsidiaries.

   *23.1            -           Consent of DeGolyer and MacNaughton.

   *23.2            -           Opinion of DeGolyer and MacNaughton dated January 11, 1999.

   *23.3            -           Consent of Arthur Andersen LLP.

   *24              -           Powers of Attorney.

   *27              -           Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1999.

                                                  ENRON OIL & GAS COMPANY
                                                        (Registrant)

                                            By    /s/ WALTER C. WILSON
                                            ------------------------------------
                                                     (Walter C. Wilson)
                                              Senior Vice President and Chief
                                                     Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities with Enron Oil & Gas Company indicated and on the 18th day of March, 1999.

                      SIGNATURE                                               TITLE
                      ---------                                               -----

                  /s/ MARK G. PAPA                           President and Chief Executive Officer
-----------------------------------------------------        and Director (Principal Executive
                   (Mark G. Papa)                            Officer)

                /s/ WALTER C. WILSON                         Senior Vice President and Chief
-----------------------------------------------------        Financial Officer (Principal Financial
                 (Walter C. Wilson)                          and Principal Accounting Officer)

                  FORREST E. HOGLUND        *                Chairman of the Board and Director
-----------------------------------------------------
                (Forrest E. Hoglund)

                    FRED C. ACKMAN           *               Director
-----------------------------------------------------
                  (Fred C. Ackman)

                   RICHARD A. CAUSEY         *               Director
-----------------------------------------------------
                 (Richard A. Causey)

                 JAMES V. DERRICK, JR        *               Director
-----------------------------------------------------
               (James V. Derrick, Jr.)

                    JOHN H. DUNCAN           *               Director
-----------------------------------------------------
                  (John H. Duncan)

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

                    KENNETH L. LAY           *               Director
-----------------------------------------------------
                  (Kenneth L. Lay)

                  EDWARD RANDALL, III        *               Director
-----------------------------------------------------
                (Edward Randall, III)

                  JEFFREY K. SKILLING        *               Director
-----------------------------------------------------
                (Jeffrey K. Skilling)

                    FRANK G. WISNER           *              Director
-----------------------------------------------------
                  (Frank G. Wisner)

               *By /s/ ANGUS H. DAVIS
 --------------------------------------------------
                  (Angus H. Davis)
      (Attorney-in-fact for persons indicated)

                                 EXHIBIT INDEX

     Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to the Company's Form S-1 Registration Statement, Registration No. 33-30678, filed on August 24, 1989 ("Form S-1"), or as otherwise indicated.

  EXHIBIT NUMBER                            DESCRIPTION
  --------------                            -----------
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

    *3.2           - By-laws of Enron Oil & Gas Company dated August 23, 1989, as amended December 12, 1990, February 8, 1994, January 19,
                     1996, February 13, 1997 and May 5, 1998.

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

     4.3(d)        - Third Amendment to Amended and Restated Enron Oil & Gas
                     Company 1994 Stock Plan, dated effective as of December 9,
                     1997 (Exhibit 4.3(d) to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1997).

    *4.3(e)        - Fourth Amendment to Amended and Restated Enron Oil & Gas
                     Company 1994 Stock Plan, dated effective as of May 5, 1998.

    *4.3(f)        - Fifth Amendment to Amended and Restated Enron Oil & Gas
                     Company 1994 Stock Plan, dated effective as of December 8,
                     1998.

    10.2(a)        - Stock Restriction and Registration Agreement dated as of
                     August 23, 1989 (Exhibit 10.2 to Form S-1).

    10.2(b)        - Amendment to Stock Restriction and Registration Agreement,
                     dated December 9, 1997, between Enron Oil & Gas Company and
                     Enron Corp. (Exhibit 10.2(b) to the Company's Annual Report
                     on Form 10-K for the year ended December 31, 1997).

   *10.3           - Tax Allocation Agreement, entered into effective as of
                     Deconsolidation Date between Enron Corp., Enron Oil & Gas
                     Company, and the subsidiaries of Enron Oil & Gas Company
                     listed therein as additional parties.

  EXHIBIT NUMBER                            DESCRIPTION
  --------------                            -----------
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

   *10.9(c)        - Fifth Amendment to Employment Agreement entered into
                     September 8, 1998, and effective as of September 1, 1998,
                     among Enron Corp., Enron Oil & Gas Company and Forrest E.
                     Hoglund.

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

    10.23          - Gas Purchase Agreement between Enron Oil & Gas Company and
                     Enron Oil & Gas Marketing, Inc. dated August 22, 1989
                     (Exhibit 10.41 to Form S-1).

    10.24          - Gas Purchase Agreement between Enron Oil & Gas Company and
                     Enron Oil & Gas Marketing, Inc. dated August 22, 1989
                     (Exhibit 10.42 to Form S-1).

    10.25          - Enron Corp. 1991 Stock Plan (Exhibit 10.08 to Enron Corp.
                     Annual Report on Form 10-K for the year ended December 31,
                     1991).

    10.26          - Enron Corp. 1988 Deferral Plan (Exhibit 10.49 to Form
                     S-1).

  EXHIBIT NUMBER                            DESCRIPTION
  --------------                            -----------
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

    10.34(b)       - Amendment to Enron Oil & Gas Company 1992 Stock Plan (As
                     Amended and Restated Effective December 14, 1994) (Exhibit
                     10.34(b) to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1997).

    10.34(c)       - Second Amendment to Enron Oil & Gas Company 1992 Stock
                     Plan (As Amended and Restated Effective December 14, 1994
                     (Exhibit 10.34(c) to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1997).

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
                     (Exhibit 10.37(c) to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1994).

  EXHIBIT NUMBER                            DESCRIPTION
  --------------                            -----------
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

  EXHIBIT NUMBER                            DESCRIPTION
  --------------                            -----------
    10.60          - Services Agreement, dated January 1, 1997, between Enron
                     Corp. and Enron Oil & Gas Company (Exhibit 10.60 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 1997).

    10.61          - Equity Participation and Business Opportunity Agreement,
                     dated December 9, 1997, between Enron Oil & Gas Company and
                     Enron Corp. (Exhibit 10 to Form S-3 Registration Statement
                     No. 333-44785, filed January 23, 1998).

    10.62          - Stock Restriction and Registration Rights Agreement, dated
                     December 9, 1997, between Enron Corp. and Enron Oil & Gas
                     Company (Exhibit 10.62 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1997).

    10.63(a)       - Enron Oil & Gas Company 1996 Deferral Plan (Exhibit
                     10.63(a) to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1997).

    10.63(b)       - First Amendment to Enron Oil & Gas Company 1996 Deferral
                     Plan, dated effective as of December 9, 1997 (Exhibit
                     10.63(b) to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1997).

   *10.63(c)       - Second Amendment to Enron Oil & Gas Company 1996 Deferral
                     Plan, dated effective as of December 8, 1998.

    10.64          - Executive Employment Agreement between Enron Oil & Gas
                     Company and Mark G. Papa, effective as of November 1, 1997
                     (Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   *10.65          - Executive Employment Agreement between Enron Oil & Gas
                     Company and Edmund P. Segner, III, effective as of
                     September 1, 1998.

   *10.66          - Executive Employment Agreement between Enron Oil & Gas
                     Company and Dennis M. Ulak, effective as of September 1,
                     1998.

   *10.67          - Executive Employment Agreement between Enron Oil & Gas
                     Company and Jeffery B. Sherrick, effective as of September
                     1, 1998.

   *21             - List of subsidiaries.

   *23.1           - Consent of DeGolyer and MacNaughton.

   *23.2           - Opinion of DeGolyer and MacNaughton dated January 11,
                     1999.

   *23.3           - Consent of Arthur Andersen LLP.

   *24             - Powers of Attorney.

   *27             - Financial Data Schedule.