Form 10-Q
period 1999-03-31
ENRON OIL & GAS CO
filed 1999-04-26
CIK 821189

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 22, 1999.

     TITLE OF EACH CLASS                             NUMBER OF SHARES
     ------------------                              ----------------
 Common Stock, $.01 par value                       153,741,324 shares

==============================================================================

                             ENRON OIL & GAS COMPANY

                                TABLE OF CONTENTS

                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I.           FINANCIAL INFORMATION

          ITEM 1.      Financial Statements

          Consolidated Statements of Income - Three Months Ended March 31, 1999 and 1998..............................3
          Consolidated Balance Sheets - March 31, 1999 and December 31, 1998..........................................4
          Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998..........................5
          Notes to Consolidated Financial Statements..................................................................6

          ITEM 2.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..........................................................9


PART II.          OTHER INFORMATION

          ITEM 1.      Legal Proceedings.............................................................................17

          ITEM 6.      Exhibits and Reports on Form 8-K..............................................................17

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                            ENRON OIL & GAS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
---------------------------------------------------------------------------------------------------------
                                                                                1999              1998
NET OPERATING REVENUES
Natural Gas
      Trade                                                                $    117,267      $    129,567
      Associated Companies                                                       12,843            23,023
Crude Oil, Condensate and Natural Gas Liquids
      Trade                                                                      26,517            30,237
      Associated Companies                                                        1,036             2,739
Gains on Sales of Reserves and Related Assets and Other, Net                      1,291            14,265
                                                                           ------------      ------------
TOTAL                                                                           158,954           199,831

OPERATING EXPENSES
Lease and Well                                                                   24,069            24,909
Exploration Costs                                                                16,789            17,398
Dry Hole Costs                                                                      345             7,881
Impairment of Unproved Oil and Gas Properties                                     8,003             8,348
Depreciation, Depletion and Amortization                                         82,022            71,961
General and Administrative                                                       23,635            16,554
Taxes Other Than Income                                                          13,695            14,494
                                                                           ------------      ------------
TOTAL                                                                           168,558           161,545
                                                                           ------------      ------------

OPERATING INCOME (LOSS)                                                          (9,604)           38,286

OTHER INCOME (EXPENSE), NET                                                      26,938              (970)
                                                                           ------------      ------------

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                                  17,334            37,316
INTEREST EXPENSE, NET                                                            14,267             9,110
                                                                           ------------      ------------

INCOME BEFORE INCOME TAXES                                                        3,067            28,206
INCOME TAX PROVISION (BENEFIT)                                                   (1,999)            1,201
                                                                           ------------      ------------

NET INCOME                                                                 $      5,066      $     27,005
                                                                           ============      ============

NET INCOME PER SHARE OF COMMON STOCK
      Basic                                                                $       0.03      $       0.17
                                                                           ============      ============
      Diluted                                                              $       0.03      $       0.17
                                                                           ============      ============

AVERAGE NUMBER OF COMMON SHARES
      Basic                                                                     153,733           154,736
                                                                           ============      ============
      Diluted                                                                   154,615           155,522
                                                                           ============      ============



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                            ENRON OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1999             1998
---------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
                                ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                  $     13,133      $      6,303
Accounts Receivable
      Trade                                                                     153,940           176,608
      Associated Companies                                                       14,867            16,980
Inventories                                                                      38,384            39,581
Other                                                                             7,337             6,878
                                                                           ------------      ------------
TOTAL                                                                           227,661           246,350

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                            4,903,390         4,814,425
   Less:  Accumulated Depreciation, Depletion and Amortization               (2,222,074)       (2,138,062)
                                                                           ------------      ------------
      Net Oil and Gas Properties                                              2,681,316         2,676,363
OTHER ASSETS                                                                     81,258            95,382
                                                                           ------------      ------------
TOTAL ASSETS                                                               $  2,990,235      $  3,018,095
                                                                           ============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable
      Trade                                                                $    131,287      $    159,690
      Associated Companies                                                       44,934            46,597
Accrued Taxes Payable                                                            15,469            20,087
Dividends Payable                                                                 4,721             4,710
Other                                                                            25,153            31,550
                                                                           ------------      ------------
TOTAL                                                                           221,564           262,634

LONG-TERM DEBT
      Trade                                                                   1,170,518           942,779
      Affiliate                                                                      --           200,000
OTHER LIABILITIES
      Trade                                                                      22,395            21,516
      Associated Companies                                                       31,378            46,327
DEFERRED INCOME TAXES                                                           256,519           260,337
DEFERRED REVENUE                                                                  3,148             4,198
SHAREHOLDERS' EQUITY
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
   160,000,000 Shares Issued                                                    201,600           201,600
Additional Paid In Capital                                                      401,462           401,524
Unearned Compensation                                                            (4,578)           (4,900)
Cumulative Foreign Currency Translation Adjustment                              (32,399)          (35,848)
Retained Earnings                                                               838,825           838,371
Common Stock Held in Treasury, 6,263,376 shares at
   March 31, 1999 and 6,276,156 shares at December 31, 1998                    (120,197)         (120,443)
                                                                           ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                                    1,284,713         1,280,304
                                                                           ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  2,990,235      $  3,018,095
                                                                           ============      ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                            ENRON OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
---------------------------------------------------------------------------------------------------------
                                                                                1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                                 $      5,066      $     27,005
Items Not Requiring (Providing) Cash
      Depreciation, Depletion and Amortization                                   82,022            71,961
      Impairment of Unproved Oil and Gas Properties                               8,003             8,348
      Deferred Income Taxes                                                      (4,099)            5,500
      Other, Net                                                                  3,036             2,286
Exploration Costs                                                                16,789            17,398
Dry Hole Costs                                                                      345             7,881
Gains on Sales of Reserves and Related Assets and Other, Net                          1           (12,954)
Gain on Sale of Other Assets                                                    (27,991)               --
Other, Net                                                                       (9,094)           (3,428)
Changes in Components of Working Capital and Other Liabilities
      Accounts Receivable                                                        23,730            38,955
      Inventories                                                                 1,197            (2,315)
      Accounts Payable                                                          (33,873)          (36,896)
      Accrued Taxes Payable                                                      (4,618)           (9,411)
      Other Liabilities                                                            (475)           (6,780)
      Other, Net                                                                 (7,906)           (5,141)
Amortization of Deferred Revenue                                                     --           (10,688)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                                             16,977            20,167
                                                                           ------------      ------------
NET OPERATING CASH INFLOWS                                                       69,110           111,888
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                             (91,501)         (117,503)
Exploration Costs                                                               (16,789)          (17,398)
Dry Hole Costs                                                                     (345)           (7,881)
Proceeds from Sales of Reserves and Related Assets                                   88             3,303
Proceeds from Sale of Other Assets                                               39,700                --
Changes in Components of Working Capital Associated with
   Investing Activities                                                         (16,977)          (20,144)
Other, Net                                                                          254            (3,259)
                                                                           ------------      ------------
NET INVESTING CASH OUTFLOWS                                                     (85,570)         (162,882)
FINANCING CASH FLOWS
Long-Term Debt
      Trade                                                                     227,739           215,425
      Affiliate                                                                (200,000)         (157,500)
Dividends Paid                                                                   (4,601)           (4,633)
Treasury Stock Purchased                                                             --            (7,231)
Proceeds from Sales of Treasury Stock                                               184               755
Other, Net                                                                          (32)              (92)
                                                                           ------------      ------------
NET FINANCING CASH INFLOWS                                                       23,290            46,724
                                                                           ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  6,830            (4,270)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  6,303             9,330
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     13,133      $      5,060
                                                                           ============      ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Enron Oil & Gas Company and subsidiaries (the "Company") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     As more fully discussed in Notes 1 and 14 to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K, the Company engages in price risk management activities from time to time primarily for non-trading and to a lesser extent for trading purposes. Derivative financial instruments (primarily price swaps and costless collars) are utilized for non-trading purposes to hedge the impact of market fluctuations on natural gas and crude oil market prices. Hedge accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. Gains and losses on derivative financial instruments used for hedging purposes are recognized as revenue in the same period as the hedged item. Gains and losses on hedging instruments that are closed prior to maturity are deferred in the consolidated balance sheets. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses using the mark-to-market method of accounting. Derivative and other financial instruments utilized in connection with trading activities, primarily price swaps and call options, are accounted for using the mark-to-market method, under which changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The cash flow impact of derivative and other financial instruments used for non-trading and trading purposes is reflected as cash flows from operating activities in the consolidated statements of cash flows.

2. Natural gas revenues, trade for the three-month periods ended March 31, 1999 and 1998, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $8.4 million and $12.5 million, respectively. Natural gas revenues, associated for the three-month periods ended March 31, 1999 and 1998, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $13.1 million and $12.4 million, respectively.

3. Income tax provision (benefit) for the three-month periods ended March 31, 1999 and 1998 includes tax benefits of $2.7 million and $1.3 million, respectively, related to tight gas sand federal income tax credit utilization. Additionally, the income tax provision for the three-month period ended March 31, 1998 included benefits of $8.8 million related to certain international costs and the resolution of certain domestic and international issues.

     The first quarter 1999 tax provision was computed using the actual effective tax rate for the quarter rather than the estimated annual effective tax rate. A reliable estimate of the annual effective tax rate could not be made given the impact oil and gas price volatility had on the estimate for the year. Income taxes for first quarter of 1998 were calculated using the estimated annual effective tax rate.

4. The difference between the average number of common shares outstanding for basic and diluted net income per share of common stock is due to the assumed issuance of approximately 882,000 and 786,000 common shares relating to employee stock options in the three-month periods ended March 31, 1999 and 1998, respectively.

                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. The Company's total comprehensive income was $8.5 million and $29.2 million for the three-month periods ended March 31, 1999 and 1998, respectively. The only adjustment made to net income in the periods was for foreign currency translation gains of $3.4 million and $2.2 million for the three-month periods ended March 31, 1999 and 1998, respectively.


6. SFAS No. 131 - "Disclosure about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three-month periods ended March 31, 1999 and 1998:


                                                                                  Three Months Ended
                                                                                      March 31,
---------------------------------------------------------------------------------------------------------
                                                                                1999              1998
NET OPERATING REVENUES
     United States                                                         $    106,892      $    151,287
     Canada                                                                      16,224            16,931
     Trinidad                                                                    16,999            14,284
     India                                                                       18,833            17,352
     Other                                                                            6               (23)
                                                                           ------------      ------------
     TOTAL                                                                 $    158,954      $    199,831
                                                                           ============      ============

OPERATING INCOME (LOSS)
     United States                                                         $    (18,514)     $     25,374
     Canada                                                                       2,342             2,488
     Trinidad                                                                    10,131             8,227
     India                                                                          658             9,283
     Other                                                                       (4,221)           (7,086)
                                                                           ------------      ------------
     TOTAL                                                                       (9,604)           38,286

RECONCILING ITEMS
     Other Income (Expense), Net                                                 26,938              (970)
     Interest Expense, Net                                                       14,267             9,110
                                                                           ------------      ------------

INCOME BEFORE INCOME TAXES                                                 $      3,067      $     28,206
                                                                           ============      ============

7. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Enron Oil & Gas India Ltd. ("EOGIL"), a wholly-owned subsidiary of the Company, is a respondent in two public interest lawsuits filed in the Delhi High Court, India. The first (the "Wadehra Action") was brought by B. L. Wadehra, an Indian public interest lawyer, against the Union of India, EOGIL, EOGIL co-participants in the Panna and Mukta fields, Reliance Industries Limited ("Reliance") and Oil & Natural Gas Corporation Limited ("ONGC"), and certain other respondents. ONGC is the Indian national oil company and is wholly-owned by the Union of India. The second suit (the "CPIL Action") was brought by the Centre for Public Interest Litigation and the National Alliance of People's Movement against the Union of India, the Central Bureau of Investigation, ONGC, Reliance and EOGIL. Petitioners in both the Wadehra Action and the CPIL Action allege various improprieties in the award of the Panna and Mukta fields to EOGIL, Reliance and ONGC, and seek the cancellation of the Production Sharing Contract for the Panna and Mukta fields. The Union of India is vigorously disputing these allegations. The Company believes that the public competitive bidding process for the fields was fair and that the award of these fields to EOGIL, Reliance and ONGC was proper. Following a series of hearings, the Delhi High Court has entered an order dismissing both lawsuits. The India Supreme Court has agreed to hear the plaintiffs' appeal of the decision of the Delhi High Court. Although no assurances can be given, based on currently available information the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or results of operations. There are various other suits and claims against the Company that have arisen in the ordinary course of business. However, management does not believe these suits and claims will individually or in the aggregate have a material adverse effect on the Company's financial condition or results of operations. The Company has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a materially adverse effect on the financial condition or results of operations of the Company.

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

9. During the first and second quarters of 1999, the Company sold its 3.2 million options to purchase common stock of Enron Corp. having a strike price of $39.1875 per share. The Company sold 1.6 million options at an average price of $24.81 ($64.00 Enron Corp. stock price equivalent), realizing net proceeds of $40 million and a gain of $28 million pre-tax ($18 million after-tax) in the first quarter. Early in the second quarter, the Company sold the remaining 1.6 million options at an average price of $27.07 ($66.26 Enron Corp. stock price equivalent), realizing net proceeds of $43 million and a gain of $32 million pre-tax ($21 million after-tax).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             ENRON OIL & GAS COMPANY

     The following review of operations for the three-month periods ended March 31, 1999 and 1998 should be read in conjunction with the consolidated financial statements of Enron Oil & Gas Company (the "Company") and Notes thereto.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

     The Company generated first quarter net income of $5 million compared to net income of $27 million for the first quarter of 1998. Net operating revenues were $159 million as compared to $200 million for the first quarter of 1998. Following is an explanation of the variances causing this reduction.

     Wellhead volume and price statistics are summarized below:

-----------------------------------------------------------------------------------------------------------
                                                                                1999             1998
-----------------------------------------------------------------------------------------------------------
NATURAL GAS VOLUMES (MMCF PER DAY)(1)
      United States                                                                 677              644(2)
      Canada                                                                        104              101
                                                                           ------------     ------------
          North America                                                             781              745
      Trinidad                                                                      152              109
      India                                                                          71               47
                                                                           ------------     ------------
          TOTAL                                                                   1,004              901
                                                                           ============     ============

AVERAGE NATURAL GAS PRICES ($/MCF)(3)

      United States                                                        $       1.62     $       2.01(4)
      Canada                                                                       1.39             1.39
          North America Composite                                                  1.58             1.93
      Trinidad                                                                     1.06             1.09
      India                                                                        1.96             2.70
          COMPOSITE                                                                1.53             1.86

CRUDE OIL/CONDENSATE VOLUMES (MBBL PER DAY)(1)
      United States                                                                13.1             12.6
      Canada                                                                        2.7              2.7
                                                                           ------------     ------------
          North America                                                            15.8             15.3
      Trinidad                                                                      2.8              2.8
      India                                                                         7.1              4.2
                                                                           ------------     ------------
          TOTAL                                                                    25.7             22.3
                                                                           ============     ============

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/BBL)(3)
      United States                                                        $      11.31     $      14.68
      Canada                                                                      11.75            13.97
          North America Composite                                                 11.39            14.55
      Trinidad                                                                     9.63            14.03
      India                                                                        9.79            15.33
          COMPOSITE                                                               10.76            14.64

NATURAL GAS EQUIVALENT VOLUMES (MMCFE PER DAY)(5)
      United States                                                                 771              735(2)
      Canada                                                                        123              124
                                                                           ------------     ------------
          North America                                                             894              859
      Trinidad                                                                      169              126
      India                                                                         114               73
                                                                           ------------     ------------
          TOTAL                                                                   1,177            1,058
                                                                           ============     ============

TOTAL BCFE(5) DELIVERIES                                                            106               95(2)
-----------------------------------------------------------------------------------------------------------

     (1) Million cubic feet per day or thousand barrels per day, as applicable.

     (2) Includes 48 MMcf per day for the three-month period ended March 31, 1998 delivered under the terms of a volumetric production payment. Delivery obligations were terminated in December 1998.

     (3)  Dollars per thousand cubic feet or per barrel, as applicable.

     (4) Includes an average equivalent wellhead value of $1.62/Mcf for the three-month period ended March 31, 1998 for the volumes described in note (2), net of transportation costs.

     (5) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY


      Wellhead revenues decreased approximately 10% to $165 million in the first quarter of 1999 compared to $184 million in the first quarter of 1998, primarily due to lower average wellhead prices worldwide for natural gas, crude oil and condensate and natural gas liquids, partially offset by increased deliveries of natural gas and crude oil and condensate. During the first quarter of 1999, the Company produced over 1.0 billion cubic feet per day of natural gas versus 901 MMcf per day in the first quarter of 1998. Deliveries of crude oil, condensate and natural gas liquids averaged 28.7 MBbl per day compared to 26.1 MBbl per day in the first quarter of 1998.

      Average wellhead natural gas prices for the first quarter of 1999 were approximately 18% lower than the comparable period of 1998 reducing net operating revenues by approximately $30 million. Average wellhead crude oil and condensate prices were down by 27% worldwide, decreasing net operating revenues by $9 million. First quarter 1999 wellhead natural gas deliveries were approximately 11% higher than the comparable period in 1998 increasing net operating revenues by $17 million. Natural gas deliveries in North America increased 5% from the prior year period primarily due to the third quarter 1998 acquisition of producing properties in the Gulf of Mexico and increased deliveries in East Texas. Natural gas deliveries in India increased 51% to 71 MMcf per day due to continuing development activities in the Tapti and Panna fields. Natural gas deliveries in Trinidad were 39% higher due to increased demand and additional gas balancing volumes related to a field allocation agreement. Wellhead crude oil and condensate deliveries were 15% higher than the prior year period increasing net operating revenues by $4 million, primarily attributable to a 68% increase in India. Deliveries from the Panna and Mukta fields increased to 7.1 MBbl per day compared to 4.2 MBbl per day in the prior year period. Deliveries of crude oil and condensate in North America were up approximately 4% primarily in the West Texas and South Texas regions.

      Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions, and 1998 margins related to the volumetric production payment decreased net operating revenues by $8 million compared to a $2 million revenue increase in the first quarter of 1998. This variance was primarily due to a $3 million revenue decrease in 1999 from natural gas hedging contracts closed in prior periods, (See Note 14 to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K) as compared to a $5 million revenue increase related to natural gas hedging and trading activities in the first quarter of 1998.

      Gains on sales of reserves and related assets and other, net totaled
$1 million in the first quarter of 1999 compared to a net gain of $14 million in the comparable prior year period. The Company had no material sales of reserves and related assets in the quarter.

      Operating expenses of $169 million for the first quarter of 1999 were approximately $7 million higher than the first quarter of 1998. Depreciation, depletion and amortization ("DD&A") expense increased approximately $10 million compared to the prior year period, primarily reflecting increased worldwide production volumes and a higher per-unit rate in North America. Exploration and dry hole costs were $8 million lower than the first quarter of 1998 primarily due to decreased exploratory drilling and other exploration activities in North America and improved success on wildcat drilling prospects. General and administrative expenses were $7 million higher than the prior year period primarily due to expanded operations and settlement of certain commercial disputes with third parties. Lease and well expenses were reduced by $.8 million and taxes other than income were also down $.8 million primarily due to lower state severance taxes associated with decreased wellhead revenues in the United States.

      Net interest expense increased $5 million as compared to the first quarter of 1998 reflecting a higher level of long-term debt due to expanded worldwide operations and decreased cash flows resulting from the above mentioned decrease in wellhead prices.

      The per-unit operating costs of the Company for lease and well, DD&A, general and administrative, interest expense and taxes other than income averaged $1.49 per Mcfe during the first quarter of 1999 compared to $1.44 per Mcfe in 1998. This increase is primarily due to a higher per-unit rate of general and administrative expense, interest expense and DD&A expense, partially offset by a lower per-unit rate of lease and well expense and taxes other than income.

      Other income (expense), net for the first quarter of 1999 included a $28 million pre-tax gain on the sale of 1.6 million of its options to purchase Enron Corp. common stock (See Note 9 to the Consolidated Financial Statements included herein).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY

     Income tax benefit for the first quarter of 1999 was $2 million compared to a $1 million income tax provision for the comparable period in 1998. The decrease in income taxes was primarily due to lower pre-tax income partially offset by inclusion of approximately $9 million in tax benefits in first quarter of 1998 related to certain international costs and the resolution of certain domestic and international issues.

     The first quarter 1999 tax provision was computed using the actual effective tax rate for the quarter rather than the estimated annual effective tax rate. A reliable estimate of the annual effective tax rate could not be made given the impact oil and gas price volatility had on the estimate for the year. Income taxes for first quarter of 1998 were calculated using the estimated annual effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of cash during the three-month period ended March 31, 1999 included funds generated from operations, proceeds from the sale of a portion of its options to purchase Enron Corp. common stock and proceeds from new borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, dividends paid to Company shareholders and the repayment of debt.

     Net operating cash flows of $69 million for the first quarter of 1999 decreased approximately $43 million as compared to the first quarter of 1998 primarily reflecting lower operating revenues, higher interest expense and cash operating expenses and increased current income taxes.

     Net investing cash outflows of approximately $86 million for the first quarter of 1999 decreased by $77 million versus the comparable prior year period due primarily to reduced exploration and development expenditures and proceeds related to the sale of a portion of its options to purchase Enron Corp. common stock. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

     Exploration and development expenditures for the three-month periods ended March 31, 1999 and 1998 were as follows (in millions):

--------------------------------------------------------------------------------
                                                            1999           1998
--------------------------------------------------------------------------------
United States                                              $   83         $  109
Canada                                                         12             11
                                                           ------         ------
   North America                                               95            120
Trinidad                                                        1              2

India                                                          10             14
Other                                                           3              7
                                                           ------         ------
TOTAL                                                      $  109         $  143
                                                           ======         ======
--------------------------------------------------------------------------------

     Exploration and development expenditures of $109 million for the first three months of 1999 were $34 million lower than the prior year period due primarily to a reduced level of service industry cost as well as reduced spending on the North America drilling program as a result of the current natural gas and crude oil price environment. Reduced drilling expenditures were partially offset by the acquisition of producing properties in the Big Piney area.

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

     Cash provided by financing activities was $23 million for the first quarter of 1999 versus $47 million for the comparable prior year period. Financing activities for 1999 included the net issuance of $28 million of long-term debt primarily to fund exploration and development activities and to pay cash dividends. There were no share repurchases in the first quarter of 1999, compared to $7 million of repurchases in the prior year period. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of the Company for the foreseeable future.

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

                           YEAR 2000 PROJECT READINESS

                    Inventory  Assessment  Analysis   Conversion  Testing  Y2K-Ready   Contingency Plan
                    ---------  ----------  --------   ----------  -------  ---------   ----------------
Mission-Critical    C          C           C          IP          IP       IP          IP
Internal Items

Mission-Critical    C          IP          IP         IP          IP       IP          IP
Outside Entities

Legend:  C = Complete     IP = In Process


                  YEAR 2000 PROJECT ESTIMATED COMPLETION DATES

                    Inventory  Assessment  Analysis   Conversion  Testing  Y2K-Ready   Contingency Plan
                    ---------  ----------  --------   ----------  -------  ---------   ----------------

Mission-Critical    12/98      3/99        3/99       6/99        9/99     9/99        9/99
Internal Items

Mission-Critical     3/99      6/99        6/99       9/99        9/99     9/99        9/99
Outside Entities

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

                           PART II. OTHER INFORMATION

                             ENRON OIL & GAS COMPANY


ITEM 1.    Legal Proceedings

  See Part 1, Item 1, Note 7 to Consolidated Financial Statements which is incorporated herein by reference.

ITEM 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

               Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the period ended March 31, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                     ENRON OIL & GAS COMPANY
                                     (Registrant)



Date:  April 26, 1999                By        /s/ W. C. WILSON
                                         --------------------------------
                                                 W. C. Wilson
                                           Senior Vice President and
                                            Chief Financial Officer
                                         (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
-------                  -----------

Exhibit 12            Computation of Ratio of Earnings to Fixed Charges

Exhibit 27            Financial Data Schedule