Form 10-K/A
period 1998-12-31
ENRON OIL & GAS CO
filed 1999-04-30
CIK 821189

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS*

                                                                         PAGE
                                                                         ----
                                  PART III

Item  10.  Directors and Executive Officers of the Registrant..........     1

Item  11.  Executive Compensation......................................     4

Item  12.  Security Ownership of Certain Beneficial Owners and
           Management..................................................    10

Item  13.  Certain Relationships and Related Transactions..............    11
                                   PART IV

Item  14.  Financial Statements and Financial Statement Schedule,
           Exhibits and Reports on Form 8-K
           (a)(3) Exhibits.............................................    11


---------------

* Items omitted from this Form 10-K/A (Amendment No. 1) are included in the Company's Annual Report on Form 10-K, as filed on March 18, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     The current directors of the Registrant are as follows. All directors hold office until the next succeeding annual meeting of the shareholders and until their respective successors have been elected and qualified.

                          NAME                             AGE    DIRECTOR SINCE
                          ----                             ---    --------------
Fred C. Ackman...........................................  68          1989
Richard A. Causey........................................  39          1998
James V. Derrick, Jr.....................................  54          1997
John H. Duncan...........................................  71          1998
Ken L. Harrison..........................................  56          1997
Forrest E. Hoglund.......................................  65          1987
Kenneth L. Lay...........................................  56          1985
Mark G. Papa.............................................  52          1998
Edward Randall, III......................................  72          1990
Jeffrey K. Skilling......................................  45          1997
Frank G. Wisner..........................................  60          1997

     Fred C. Ackman has been a consultant to the oil and gas industry for over six years and has interests in ranching and investments.

     Richard A. Causey is Senior Vice President and Chief Accounting Information and Administration Officer of Enron Corp. Prior to his current position, Mr. Causey was Managing Director of Enron Capital & Trade Resources Corp. ("ECT"). Prior to joining ECT in 1991, Mr. Causey was a Senior Manager at Arthur Andersen LLP specializing in the natural gas industry.

     James V. Derrick, Jr. has served as Senior Vice President and General Counsel of Enron Corp. since June 1991. Prior to joining Enron Corp. in 1991, Mr. Derrick was a partner at the law firm of Vinson & Elkins L.L.P. for more than 13 years.

     John H. Duncan's principal occupation has been investments since 1990. Mr. Duncan is also a director of Enron Corp., EOTT Energy Corp. (the general partner of EOTT Energy Partners, L.P.), Chase Bank of Texas, National Association and Group I Automotive, Inc.

     Ken L. Harrison has served as Vice Chairman of the Board of Enron Corp. since July 1, 1997 and, since 1987, has served as Chairman of the Board and Chief Executive Officer ("CEO") of Portland General Electric Company ("PGE"), an electric utility company, and has served, since its inception in 1996, as Chairman of Enron Communications, Inc., both subsidiaries of Enron Corp. Mr. Harrison is also a director of Enron Corp.

     Forrest E. Hoglund joined the Company as Chairman of the Board and CEO in September 1987 and since September 1998, has served as Chairman of the Board. From May 1990 until December 1996, he also served as President of the Company. Mr. Hoglund is also an advisory director of Chase Bank of Texas, National Association.

     Kenneth L. Lay has been Chairman of the Board and CEO of Enron Corp. for over 13 years. Mr. Lay is also a director of Eli Lilly and Company, Compaq Computer Corporation, Trust Company of the West, EOTT Energy Corp. (the general partner of EOTT Energy Partners, L.P.), and Enron Corp.

     Mark G. Papa was elected President and CEO and Director of the Company in September 1998, President and Chief Operating Officer ("COO") in September 1997, President in December 1996 and was President North America Operations from February 1994 to September 1998. From May 1986 through January 1994, Mr. Papa served as Senior Vice President-Operations. Mr. Papa joined Belco Petroleum Corporation, a predecessor of the Company, in 1981.

     Edward Randall, III's principal occupation is investments. Mr. Randall is also a director of KN Energy, Inc. and PaineWebber Group Inc.

     Jeffrey K. Skilling has served as President and COO of Enron Corp. since January 1, 1997. From June 1995 until December 1996, he served as CEO and Managing Director of ECT. From August 1990 until June 1995, Mr. Skilling served ECT in a variety of senior managerial positions. Mr. Skilling is also a director of Enron Corp.

     Frank G. Wisner has served as Vice Chairman of American International Group Inc. since 1997, following his retirement as U.S. Ambassador to India. American International Group is an insurance company that provides risk insurance to companies investing in foreign operations. Mr. Wisner's more than 35-year career with the U.S. State Department, primarily in Africa, Asia, and Washington, D.C., included serving as U.S. Ambassador to the Philippines, Egypt and Zambia.

     The Board of Directors uses working committees with functional responsibility in the more complex recurring areas where disinterested oversight is required. The Audit Committee is the communication link between the Board of Directors and independent auditors of the Company. The Audit Committee recommends to the Board of Directors the appointment of independent public accountants as auditors for the Company and reviews as deemed appropriate the scope of the audit, the accounting policies and reporting practices, the system of internal controls, compliance with policies regarding business conduct and other matters. The Audit Committee met three times during the year ended December 31, 1998, and is currently composed of Messrs. Ackman (Chairman), Randall and Wisner.

     The Compensation Committee is responsible for administration of the Company stock plans and approval of compensation arrangements of senior management. The Compensation Committee met four times during the year ended December 31, 1998, and is currently composed of Messrs. Randall (Chairman), Ackman and Wisner.

     The International Strategy Committee provides a forum for the consideration of international business opportunities and for the discussion of international business and political developments that could affect project operations and development. The International Strategy Committee met three times during the year ended December 31, 1998, and is currently composed of Messrs. Wisner (Chairman), Ackman and Randall.

     The Company does not have a standing nominating committee.

     The Board of Directors held four regularly scheduled meetings and three special meetings during the year ended December 31, 1998. Each director attended at least 75% of the total number of meetings of the Board of Directors and the committees on which the director served.

     During 1998, each director who was not an employee of the Company, Enron Corp. or its affiliates ("nonemployee director"), received annual fees of $35,000 for serving as a director and $10,000 for each committee of which such director served as a Chairman. Total directors fees earned in 1998 were $152,500.

     The Company maintains the Enron Oil & Gas Company 1996 Deferral Plan (the "1996 Deferral Plan") under which nonemployee directors can defer fees to a later specified date. The 1996 Deferral Plan credits interest based on fund elections chosen by participants. In 1998, two nonemployee directors participated in the 1996 Deferral Plan.

     Nonemployee directors also participate in the Enron Oil & Gas Company 1993 Nonemployee Director Stock Option Plan (the "Director Stock Option Plan"), which was approved by Company shareholders at the 1993 annual meeting. Under the terms of the Director Stock Option Plan, each nonemployee director receives on the date of each annual meeting an option to purchase 7,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, each nonemployee director who is elected or appointed to the Board of Directors for the first time after an annual meeting is granted on the date of such election or appointment an option to purchase 7,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options granted under the Director Stock Option Plan vest 50% after one year and 100% after two years of service as a director following the date of grant. All options expire ten years from the date of grant. During 1998, Messrs. Ackman, Randall and Wisner were granted a total of 21,000 options at an exercise price of $23 and Mr. Duncan was granted a total of 7,000 options at an exercise price of $14.1875.

     In addition to grants made under the Director Stock Option Plan, a special one-time grant was made outside of any stock option plan to the four nonemployee directors and the five directors who are Enron Corp. employees. A total of 158,000 options were granted September 8, 1998 that vest 50% after one year and 100% after two years following the date of grant. All options expire ten years from the date of grant. Messrs. Ackman, Randall, and Wisner each had a grant of 35,000 options and Mr. Duncan was granted 18,000 options. Messrs. Lay, Skilling, Harrison, Derrick and Causey each were granted 7,000 options. All options have an exercise price of $14.1875.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires certain of the Company's executive officers and directors and any persons who own more than 10% of the Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Based upon the Company's review of the Section 16(a) filings that have been received by the Company, the Company believes that all filings required to be made under Section 16(a) during 1998 were timely made, except that Enron Corp. did not timely file one report containing one required transaction and Gary L. Thomas did not timely file one report containing two required transactions, and John H. Duncan, Loren M. Leiker, and Jeffrey B. Sherrick did not timely file their Form 3-Initial Statement of Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued during each of the last three fiscal years to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                                   ALL OTHER
                                               ANNUAL COMPENSATION                 LONG-TERM COMPENSATION         COMPENSATION
                                        ----------------------------------   ----------------------------------   ------------
                                                                 OTHER       RESTRICTED   SECURITIES
                                                                 ANNUAL        STOCK      UNDERLYING     LTIP
                                         SALARY     BONUS     COMPENSATION     AWARDS      OPTIONS/     PAYOUTS
   NAME & PRINCIPAL POSITION     YEAR     ($)        ($)         ($)(1)         ($)        SARS(#)        ($)        ($)(2)
   -------------------------     ----   --------   --------   ------------   ----------   ----------    -------   ------------
Forrest E. Hoglund               1998   $570,000   $570,000     $ 18,601      $      0            0       $ 0       $239,041
 Chairman of the Board           1997   $570,000   $      0     $ 18,297      $      0            0       $ 0       $239,041
                                 1996   $570,000   $      0     $121,088      $      0            0       $ 0       $240,144
Mark G. Papa                     1998   $400,020   $400,000     $ 11,500      $      0      367,500       $ 0       $      0
 President and Chief             1997   $364,592   $ 55,000     $  8,660      $      0       45,130       $ 0       $      0
 Executive Officer               1996   $295,254   $101,250     $ 16,334      $587,500(3)    47,275       $ 0       $  1,103
Edmund P. Segner, III(4)         1998   $320,833   $350,000     $  9,850      $      0      175,000       $ 0       $      0
 Vice Chairman and               1997                                         $238,125(3)   100,000
 Chief of Staff
Dennis M. Ulak                   1998   $294,000   $185,000     $  7,555      $      0      152,500       $ 0       $      0
 President, International        1997   $260,000   $160,000     $  7,656      $      0       33,265       $ 0       $      0
 Operations and Chairman and     1996   $230,000   $101,250     $  4,900      $470,000(3)    28,865       $ 0       $  1,103
 Chief Executive Officer of
 Enron Oil & Gas International,
 Inc.
Jeffrey B. Sherrick(5)           1998   $237,502   $210,000     $  6,300      $      0      175,000       $ 0       $      0
 President and Chief Operating
 Officer of Enron Oil & Gas
 International, Inc.

---------------

(1) No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus. The Company maintains the 1996 Deferral Plan under which payment of base salary and annual bonus may be deferred to a later specified date. The 1996 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1996 Deferral Plan during 1996, 1997 and 1998. Other Annual Compensation also includes cash perquisite allowances.

(2) The amounts shown include the value, as of year-end 1996, of Enron Corp. Common Stock allocated during those years to employees' special subaccounts under the ESOP. Also included for Mr. Hoglund in each of 1996, 1997 and 1998 is $239,041, that is attributable to life insurance coverage pursuant to a split-dollar life insurance arrangement.

(3) The following is the aggregate number of shares in unreleased restricted stock holdings of Company Common Stock and its value as of December 31, 1998, for each of the Named Officers: Mr. Papa, 25,000 shares valued at $431,250; Mr. Segner, 6,667 shares valued at $115,006; Mr. Sherrick, 20,000 shares valued at $345,000; and Mr. Ulak, 20,000 shares valued at $345,000. Dividend equivalents accrue from the date of grant and become payable effective with the vesting date of the shares. Restricted stock granted to Mr. Segner on September 9, 1997, vests 33% per year, commencing on the first anniversary of the date of grant. Restricted stock awarded to other Named Officers on January 26, 1996, will vest 50% on January 26, 2002, and 100% on January 26, 2003, subject to early vesting if certain net income goals are achieved in 1999. See Compensation Arrangements Relative to Prospective Change of Control for additional discussion of vesting.

(4) Mr. Segner received grants of stock options and restricted stock when he became Vice Chairman and Chief of Staff of the Company in September 1997. However, Mr. Segner did not become an employee and did not begin receiving compensation from the Company until February 1998.

(5) Mr. Sherrick became an executive officer of the Company in March 1998.

STOCK OPTION GRANTS DURING 1998

     The following table sets forth information with respect to grants of stock options to the Named Officers reflected in the Summary Compensation Table and all employee optionees as a group. No stock appreciation rights ("SARs") units were granted during 1998, and none are outstanding.

                                             1998 GRANTS
                        ------------------------------------------------------
                                     PERCENT OF                                        POTENTIAL REALIZABLE VALUE AT
                                       TOTAL                                              ASSUMED ANNUAL RATES OF
                        OPTIONS/      OPTIONS                                            STOCK PRICE APPRECIATION
                          SARS       GRANTED TO      AVERAGE                                FOR OPTION TERM(1)
                         GRANTED    EMPLOYEES IN   OPTION PRICE     EXPIRATION   -----------------------------------------
NAME/GROUP               (#)(2)     FISCAL YEAR     PER SHARE          DATE      0%(3)         5%                10%
----------              ---------   ------------   ------------     ----------   -----   --------------     --------------
NAMED OFFICERS
--------------
Forrest E. Hoglund....          0        .0              N/A              N/A     $ 0    $            0     $            0
Mark G. Papa..........     27,500(4)      .5         20.5625        11-Feb-05     $ 0    $      230,203     $      536,470
                           40,000(5)      .7         20.5625        11-Feb-08     $ 0    $      517,266     $    1,310,853
                          300,000(6)     5.3         14.1875        08-Sep-08     $ 0    $    2,676,733     $    6,783,366
Edmund P. Segner,
  III.................    175,000(6)     3.1         14.1875        08-Sep-08     $ 0    $    1,561,427     $    3,956,964
Dennis M. Ulak........     27,500(5)      .5         20.5625        11-Feb-08     $ 0    $      355,620     $      901,212
                          125,000(6)     2.2         14.1875        08-Sep-08     $ 0    $    1,115,305     $    2,826,403
Jeffrey B. Sherrick...     25,000(5)      .4         20.5625        11-Feb-08     $ 0    $      323,291     $      819,283
                          150,000(6)     2.7         14.1875        08-Sep-08     $ 0    $    1,338,366     $    3,391,683
All Optionees.........  5,758,095(7)     100%        15.7782(7)(8)  2005-2008     $ 0    $   57,136,570(9)  $  144,795,287(9)
All Shareholders......        N/A       N/A              N/A              N/A     $ 0    $1,525,374,833(9)  $3,865,599,316(9)
Optionees' gain as %
  of all shareholders'
  gain................        N/A                        N/A              N/A     N/A             3.75%              3.75%

---------------

(1) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the underlying security appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC. These calculations are not intended to forecast possible future appreciation, if any, of the price of Company Common Stock.

(2) See, "Compensation Arrangements Relative to Prospective Change of Control" section.

(3) An appreciation in stock price, which will benefit all shareholders, is required for optionees to receive any gain. A stock price appreciation of zero percent would render the option without value to the optionees.

(4) Stock options awarded on February 11, 1998 that became 100% vested on February 11, 1998.

(5) Stock options awarded on February 11, 1998 that vest at the cumulative rate of 20% per year, commencing on the date of grant.

(6) Stock options granted as part of an all-employee retention program on September 8, 1998 that vest at the cumulative rate of 20% per year, commencing on the date of grant.

(7) Includes options granted on September 8, 1998 as part of an all-employee retention program. Also included are options awarded on December 31, 1998 under the All-Employee Stock Option Program to employees hired during 1998.

(8) Weighted average grant price for all stock options for the purchase of Company Common Stock granted to employees in 1998.

(9) Appreciation for all optionees is calculated using the maximum allowable option term of ten years, even though in some cases the actual option term is less than ten years. Appreciation for all shareholders is calculated using an assumed ten-year term, the weighted average exercise price for all optionees of ($15.7782) and the number of shares of Company Common Stock issued and outstanding on December 31, 1998.

AGGREGATED STOCK OPTION/SARS EXERCISES DURING 1998 AND STOCK OPTION/SARS VALUES AS OF DECEMBER 31, 1998

     The following table sets forth information with respect to the Named Officers concerning the exercise of options during the last fiscal year and unexercised options and SARs units held as of the end of the fiscal year:

                                                                               NUMBER OF               VALUE OF UNEXERCISED
                                                                         SECURITIES UNDERLYING             IN-THE-MONEY
                                                                       UNEXERCISED OPTIONS/SARS            OPTIONS/SARS
                                           SHARES                       AT DECEMBER 31, 1998(1)        AT DECEMBER 31, 1998
                                        ACQUIRED ON       VALUE       ---------------------------   ---------------------------
          NAME                          EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----                          ------------   ------------   -----------   -------------   -----------   -------------
Forrest E. Hoglund......  Company               0       $        0      941,048          5,262       $      0      $        0
                          Enron Corp.      34,650       $  925,341       10,000              0       $298,750      $        0
Mark G. Papa............  Company               0       $        0      409,102        332,933       $857,188      $  735,000
                          Enron Corp.      11,650       $  255,003            0              0       $      0      $        0
Edmund P. Segner, III...  Company               0       $        0       60,000        215,000       $107,188      $  428,750
                          Enron Corp.     122,365       $1,530,888            0         53,853              0      $1,308,791
Dennis M. Ulak..........  Company               0       $        0      127,312        162,728       $ 76,563      $  306,250
Jeffrey B. Sherrick.....  Company               0       $        0      121,400        174,155       $111,875      $  367,500

---------------

(1) There are no SARs units applicable to the Named Officers.

RETIREMENT AND SUPPLEMENTAL BENEFIT PLANS

     Enron Corp. maintains the Enron Corp. Cash Balance Plan (the "Cash Balance Plan") which is a noncontributory defined benefit plan to provide retirement income for employees of Enron Corp. and its subsidiaries, including the Company. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron Corp.'s Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on ten-year Treasury Bond yields.

     Enron Corp. also maintains a noncontributory ESOP which covers all eligible employees, including employees of the Company. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan. December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

     Nonemployee directors are not eligible to participate in the Cash Balance Plan.

     In addition, Enron Corp. has a Supplemental Retirement Plan that is designed to assure payments to certain employees of that retirement income that would be provided under the Cash Balance Plan except for the dollar limitation on accrued benefits imposed by the Internal Revenue Code of 1986, as amended, and a Pension Program for Deferral Plan Participants that provides supplemental retirement benefits equal to any reduction in benefits due to deferral of salary into the Enron Corp. Deferral Plans or Company deferral plans.

     The following table sets forth the estimated annual benefits payable under normal retirement at age 65, assuming current remuneration levels without any projected salary increase and participation until normal retirement at age 65, with respect to the Named Officers under the provisions of the foregoing retirement plan:

                                                     ESTIMATED
                                          CURRENT    CREDITED      CURRENT        ESTIMATED
                                          CREDITED   YEARS OF    COMPENSATION   ANNUAL BENEFIT
                                          YEARS OF    SERVICE      COVERED       PAYABLE UPON
                                          SERVICE    AT AGE 65     BY PLANS       RETIREMENT
                                          --------   ---------   ------------   --------------
Forrest E. Hoglund......................    11.3       11.8        $570,000        $125,599
Mark G. Papa............................    17.6       30.3        $400,020        $131,575
Edmund P. Segner, III...................    10.9       30.7        $350,000        $164,172
Dennis M. Ulak..........................    20.6       40.6        $300,000        $147,148
Jeffrey B. Sherrick.....................     9.4       30.3        $275,004        $100,900

    NOTE: The estimated annual benefits payable are based on the straight life annuity form without adjustment for any offset applicable to a participant's retirement subaccount in the ESOP.

     Messrs. Hoglund, Papa and Segner participate in the Enron Corp. Executive Supplemental Survivor Benefits Plan (the "Survivor Benefit Plan"). In the event of death after retirement, the Survivor Benefit Plan provides an annual benefit to the participant's spouse equal to 50% of the participant's annual base salary at retirement, paid for ten years. The Survivor Benefit Plan also provides that in the event of death before retirement, the participant's spouse receives an annual benefit equal to 30% of the participant's annual base salary at death, paid for the life of the participant's spouse (but for no more than 20 years in some cases).

SEVERANCE PLANS

     The Enron Corp. Severance Pay Plan, as amended, provides for the payment of benefits to employees of Enron Corp. and its subsidiaries, including the Company, who are terminated for failing to meet performance objectives or standards, or who are terminated due to reorganization or economic factors. The amount of benefits payable for performance related terminations is based on length of service and may not exceed six weeks pay. For those terminated as the result of reorganization or economic circumstances, the benefit is based on length of service and amount of pay up to a maximum payment of 26 weeks of base pay. If the employee signs a Waiver and Release of Claims Agreement, the severance pay benefits are doubled. Under no circumstances will the total severance pay benefit paid under the Enron Corp. Severance Pay Plan exceed 52 weeks of pay. The Company reimburses Enron Corp. for severance plan costs attributable to Company employees. Under the Company's Change of Control Severance Plan, in the event of a change of control of the Company, any eligible employee who is involuntarily terminated within two years following the change of control will receive severance benefits equal to two weeks of base pay multiplied by the number of full or partial years of service, plus one month of base pay for each $10,000 (or portion of $10,000) included in the employee's annual base pay, plus one month of base pay for each 5% of annual incentive award opportunity under any approved plan. The minimum an employee can receive is six months of base pay. The maximum an employee can receive is the lesser of
2.99 times the employee's average W-2 earnings over the past five years or three times the sum of the employee's annual base pay and 100% of the employee's annual incentive award opportunity under any approved plan. Officers of the Company have the same change of control severance benefits. However, some have higher minimum benefits under contractual arrangements. For a further description of severance arrangements under employment agreements, see "Employment Contracts" below.

COMPENSATION ARRANGEMENTS RELATIVE TO PROSPECTIVE CHANGE OF CONTROL

     In order to ensure continuity of operations in the event of a potential change of control of the Company, a retention bonus program was approved at a meeting of the Compensation Committee held on January 11, 1999. The plan will only become effective in the event of a change of control of the Company, as defined in the Company's Change of Control Severance Plan. To be eligible to receive the retention bonus, an employee must stay with the Company through the effective date of a change of control and be employed by the acquiring company or an Enron subsidiary 90 days after the effective date, or be involuntarily terminated, as defined in the Company's Change of Control Severance Plan, by the acquiring company on or within 90 days after the effective date. Eligible employees will receive a bonus equal to the bonus they received in February 1999 (for 1998 performance), payable upon the earlier of 90 days after the effective date of a change of control or upon severance.

     All outstanding grants under the Company's 1992 Stock Plan, 1994 Stock Plan and the Directors' Stock Option Plan, as well as outstanding grants of phantom units under individual grant agreements, were revised to provide for accelerated vesting in the event of a change of control. Upon the date a press release is issued announcing a pending shareholder vote, tender offer, or other transaction which, if approved or consummated, would constitute a change of control of the Company as defined in the Company's Change of Control Severance Plan, stock options and individual grants of phantom units (PSAR's) shall vest and be fully exercisable. In addition, all restrictions placed on each share of non-vested restricted stock or phantom stock units shall lapse and will become fully vested released securities.

     A modification in the treatment of certain outstanding grants of stock options under the Company's 1992 Stock Plan, 1994 Stock Plan, and the Directors' Stock Option Plan, and certain outstanding grants of phantom units under individual grant agreements was approved which will allow employees to request that their rights under various grants be waived in exchange for cash payment based on the grant's theoretical option value as described below. In the event of a change of control of the Company, as defined in the Company's Change of Control Severance Plan, holders of outstanding stock options granted under the Company's Bonus Stock Option Program, the All-Employee Stock Option Program and the Directors' Stock Option Plan at grant prices of greater than $14.1875 and holders of outstanding grants of phantom units under individual grant agreements at grant prices of greater than $14.1875 shall be offered the opportunity to request that their rights under such grants be waived in return for a cash payment equal to 75 percent of the theoretical Black-Scholes value for each grant, as determined on February 2, 1999. Holders of outstanding stock options granted outside of the programs described above, at grant prices greater than $14.1875 shall be offered the opportunity to request that their rights under such grants be waived and to receive as consideration for such waiver, a cash payment equal to 75 percent of the theoretical Black-Scholes value for each grant, as determined on February 2, 1999, only upon an involuntary termination of employment, as defined in the Company's Change of Control Severance Plan.

EMPLOYMENT CONTRACTS

     Effective September 1, 1987, Mr. Hoglund entered into an employment agreement, which as amended several times, provided that he serve as Chairman of the Board and Chief Executive Officer of the Company until September 1, 1998. On that date, the employment agreement was amended to extend the term until September 1, 1999. During this one year extension, Mr. Hoglund will serve as Chairman of the Board of the Company. The amendment also provided that for those stock options granted to Mr. Hoglund on December 14, 1994, the term was extended from an expiration date of December 14, 1999 to December 14, 2001. Pursuant to the terms of the employment agreement, as amended, Mr. Hoglund's annual base salary during the remaining term will not be less than $570,000, and any annual bonus is at the sole discretion of the Company's Board of Directors. The employment agreement, as amended, also provides for a split-dollar life insurance arrangement, whereby the Company will pay annual premiums of $239,041 per year on a $5 million life insurance policy owned by Mr. Hoglund, with recovery of the cost of such premiums upon Mr. Hoglund's death. In the event of Mr. Hoglund's involuntary termination, he will receive amounts prescribed in the employment agreement, offset against amounts payable under any severance plan maintained for the Company, through the term of the employment agreement. The employment agreement contains noncompete provisions in the event of Mr. Hoglund's termination of employment.

     Mr. Papa entered into an employment agreement with the Company in November 1997 under which he agreed to serve as President and Chief Operating Officer of the Company at a minimum salary of $400,000. As of September 8, 1998, Mr. Papa has agreed to serve as President and Chief Executive Officer. In the event of his involuntary termination, Mr. Papa will receive his salary as if his employment had continued throughout the term of the employment agreement, which expires on October 31, 2001. The employment agreement, as amended in 1999, provides that if Mr. Papa is involuntarily terminated within two years of a change of control of the Company, as defined in the Company's Change of Control Severance Plan, he will be entitled to minimum severance pay equal to 2.99 times his annual base salary, plus two times his annual bonus award opportunity. In addition, Mr. Papa will be entitled to be reimbursed for any excise taxes, interest and penalties which may be payable if payments or benefits he receives due to a change of control create an excise tax liability under Section 280 G of the Internal Revenue Code. The employment agreement contains a noncompete provision applicable in the event of Mr. Papa's termination of employment. However, in the event of involuntary termination due to change of control, the noncompete provision in Mr. Papa's employment agreement will be waived.

     Mr. Segner entered into an employment agreement with the Company on September 1, 1998 under which he has agreed to serve as Vice Chairman and Chief of Staff with a minimum annual salary of $350,000. In the event of his involuntary termination, Mr. Segner will receive his salary as if his employment had continued throughout the term of the employment agreement, which expires August 31, 2001. The employment agreement, as amended in 1999, provides that if Mr. Segner is involuntarily terminated within two years of a change of control of the Company, as defined in the Company's Change of Control Severance Plan, Mr. Segner will be entitled to minimum severance equal to 2.99 times his then current annual base salary, plus two times his annual bonus award opportunity. In addition, Mr. Segner will be entitled to reimbursement for any excise taxes, interest or penalties which may be payable if payments Mr. Segner receives due to a change of control create an excise tax liability under Section 280 G of the Internal Revenue Code. The employment agreement contains a noncompete provision applicable in the event of Mr. Segner's termination of employment. However, in the event of involuntary termination due to change of control, the noncompete provision in Mr. Segner's employment agreement will be waived.

     Mr. Ulak entered into an employment agreement with the Company in September, 1998 under which he has agreed to serve as Chairman and Chief Executive Officer of Enron Oil & Gas International, Inc., a wholly-owned subsidiary of the Company. Under this employment agreement, Mr. Ulak's annual salary will be no less than $300,000. The employment agreement, as amended in 1999, provides that in the event of Mr. Ulak's involuntary termination from the Company, Mr. Ulak will be entitled to receive his then current monthly base salary as if his employment had continued for the full term of the employment agreement, which expires on August 31, 2001. If Mr. Ulak is involuntarily terminated within two years of a change of control of the Company, as defined in the Company's Change of Control Severance Plan, Mr. Ulak will be entitled to minimum severance pay equal to 2.99 times his then current annual base salary, plus two times his annual bonus award opportunity. In addition, Mr. Ulak will be entitled to reimbursement for any excise taxes, interest or penalties which may be payable if payments he receives due to a change of control create an excise tax liability under Section 280 G of the Internal Revenue Code. The employment agreement contains a noncompete provision applicable in the event of Mr. Ulak's termination of employment. However, in the event of involuntary termination due to change of control, the noncompete provision in Mr. Ulak's agreement will be waived.

     Mr. Sherrick entered into an employment agreement with the Company in September 1998 under which Mr. Sherrick has agreed to serve as President and Chief Operating Officer of Enron Oil & Gas International, Inc., a wholly-owned subsidiary of the Company. Under this employment agreement, Mr. Sherrick's annual salary will be no less than $275,000. The employment agreement, as amended in 1999, provides that in the event of Mr. Sherrick's involuntary termination from the Company, Mr. Sherrick will be entitled to receive his then current monthly base salary as if his employment had continued for the full term of the agreement which expires on August 31, 2001. If Mr. Sherrick is involuntarily terminated within two years of a change of control of the Company, as defined in the Company's Change of Control Severance Plan, he will be entitled to minimum severance pay equal to 2.99 times his then current annual base salary, plus two times his annual bonus award opportunity. In addition, Mr. Sherrick will be entitled to reimbursement for any excise taxes, interest and penalties which may be payable if payments he receives due to a change of control create an excise tax liability under Section 280 G of the Internal Revenue Code. The employment agreement contains a noncompete provision applicable in the event of Mr. Sherrick's termination of employment. However, in the event of involuntary termination due to Change of Control, the noncompete provision in Mr. Sherrick's employment agreement will be waived.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ON FEBRUARY 15, 1999

     The Company knows of no one who beneficially owns in excess of 5% of the Common Stock of the Company except as set forth in the table below:

                                            AMOUNT AND NATURE OF
                                            BENEFICIAL OWNERSHIP
                                      ---------------------------------
                  NAME AND ADDRESS    SOLE VOTING AND        INVESTMENT       PERCENT
TITLE OF CLASS  OF BENEFICIAL OWNER   INVESTMENT POWER       POWER ONLY       OF CLASS
--------------  -------------------   ----------------       ----------       --------
Common          Enron Corp.              82,270,000(5)                         53.52%
                1400 Smith Street
                Houston, Texas 77002

SECURITY OWNERSHIP OF THE BOARD OF DIRECTORS AND MANAGEMENT ON FEBRUARY 15, 1999

                                                   AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                   -----------------------------------------
                                                                                 SOLE VOTING
                                                   SOLE VOTING   SHARED VOTING   AND LIMITED
                                                       AND            AND           OR NO
                                                   INVESTMENT     INVESTMENT     INVESTMENT    PERCENT
TITLE OF CLASS                NAME                 POWER(1)(2)       POWER        POWER(3)     OF CLASS
--------------                ----                 -----------   -------------   -----------   --------
Enron Oil &     Fred C. Ackman...................      29,500                                       *
  Gas Company   James V. Derrick, Jr. ...........         500                                       *
  Common Stock  John H. Duncan...................      18,225         21,775                        *
                Ken L. Harrison..................       1,300(5)       1,000                        *
                Forrest E. Hoglund...............   2,211,773        405,000(4)     61,467       1.73
                Kenneth L. Lay...................      20,000(5)      30,000                        *
                Mark G. Papa.....................     444,727         24,000        32,867          *
                Edward Randall, III..............      31,500                                       *
                Edmund P. Segner, III............      83,333                        6,747          *
                Jeffrey B. Sherrick..............     143,650                       23,492          *
                Jeffrey K. Skilling..............     100,000(5)                                    *
                Dennis M. Ulak...................     150,437                       20,047          *
                Frank G. Wisner..................       3,500                                       *
                All directors and executive
                officers as a group 18 in
                  number)........................   4,027,498(5)     481,775       224,723       3.03

Enron Corp.     Richard A. Causey................      53,211                       26,244          *
  Common Stock  James V. Derrick, Jr. ...........     665,339                       17,741          *
                John H. Duncan...................      82,871         27,848           278          *
                Ken L. Harrison..................     193,785                       62,545          *
                Forrest E. Hoglund...............      99,090         30,000(4)        102          *
                Kenneth L. Lay...................   3,190,482        559,137(6)    117,511       1.14
                Mark G. Papa.....................       6,845         11,233        22,470          *
                Edward Randall, III..............      49,591(7)      25,969(8)                     *
                Edmund P. Segner, III............                                    1,210          *
                Jeffrey B. Sherrick..............         300                        5,769          *
                Jeffrey K. Skilling..............     866,629                      207,703          *
                Dennis M. Ulak...................                                    3,183(9)       *
                All directors and executive
                officers as a group (18 in
                  number)........................   5,211,085        654,187       504,844       1.87

---------------

 *  Less than 1%.

(1) The number of shares of Common Stock of the Company subject to stock options exercisable within 60 days after February 15, 1999, is as follows: Mr. Ackman 27,500 shares; Mr. Hoglund 941,048 shares; Mr. Papa 444,727 shares; Mr. Randall 27,500 shares; Mr. Segner 60,000 shares; Mr. Sherrick 140,650 shares; Mr. Ulak 150,437 shares; Mr. Wisner 3,500 shares; and all directors and executive officers as a group, 2,555,879 shares.

(2) The number of shares of Enron Corp. Common Stock subject to stock options exercisable within 60 days after February 15, 1999, is as follows: Mr. Causey 49,121 shares; Mr. Derrick 648,611 shares; Mr. Duncan 23,208 shares, for which he has shared voting and investment power for 22,888 of such shares; Mr. Harrison 190,202 shares; Mr. Lay 2,741,640 shares, for which he has shared voting and investment power for 188,846 of such shares; Mr. Skilling 734,190 shares; and all directors and executive officers as a group, 4,386,972 shares.

(3) Includes shares held under the Enron Corp. Savings Plan (the "Savings Plan") and/or the Enron Corp. Employee Stock Ownership Plan (the "ESOP"). Participants in the Savings Plan have sole voting power and limited investment power with respect to Enron Corp. shares in the Savings Plan. Participants in the ESOP have sole voting power and no investment power prior to distribution of shares from the ESOP. Also includes restricted shares of Common Stock of the Company and Enron Corp. held under the Company's 1992 Stock Plan and Enron Corp.'s 1991 Stock Plan for which participants have sole voting power and no investment power until such shares vest in accordance with plan provisions. After vesting, the participant has sole investment and voting powers.

(4) Includes 405,000 shares with respect to Company Common Stock and 30,000 shares with respect to Enron Corp. Common Stock held in a charitable foundation in which Mr. Hoglund has no pecuniary interest.

(5) Does not include 82,270,000 shares owned by Enron Corp. in which each of Messrs. Lay, Harrison and Skilling and Ms. Mark, in their capacities as Chairman of the Board, Vice Chairman of the Board, President and Vice Chairman, respectively, of Enron Corp., has sole voting and investment power pursuant to the provisions of Enron Corp.'s bylaws.

(6) Includes 195,600 shares held in a charitable foundation in which Mr. Lay has no pecuniary interest.

(7) Includes 42,791 shares of Enron Corp. Common Stock held by trusts of which Mr. Randall is trustee and in which Mr. Randall disclaims beneficial ownership.

(8) Shares of Enron Corp. Common Stock held by trusts of which Mr. Randall is trustee and in which Mr. Randall disclaims beneficial ownership.

(9) Includes 169 shares with shared voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Messrs. Derrick, Causey, Harrison, Lay and Skilling are executive officers of Enron Corp. and Mr. Duncan is a director of Enron Corp. The Company has significant business relationships with Enron Corp. See "Relationship Between the Company and Enron Corp." in Part I located elsewhere herein. Also see discussion of tax allocation agreement between the Company and Enron Corp. in
Note 7 to the Consolidated Financial Statements.

                                    PART IV

ITEM 14.FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE, EXHIBITS AND REPORTS ON FORM 8-K

  (A)(3) EXHIBITS

     See pages E-1 through E-5 for a listing of the exhibits.

                                    EXHIBITS

     Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and were previously filed with the Company's Annual Report on Form 10-K on March 18, 1999; all exhibits not so designated are incorporated herein by reference to the Company's Form S-1 Registration Statement, Registration No. 33-30678, filed on August 24, 1989 ("Form S-1"), or as otherwise indicated.

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
     3.1(a)         -           Restated Certificate of Incorporation of Enron Oil & Gas
                                Company (Exhibit 3.1 to Form S-1).
     3.1(b)         -           Certificate of Amendment of Restated Certificate of
                                Incorporation of Enron Oil & Gas Company (Exhibit 4.1(b) to
                                Form S-8 Registration Statement No. 33-52201, filed February
                                8, 1994).
     3.1(c)         -           Certificate of Amendment of Restated Certificate of
                                Incorporation of Enron Oil & Gas Company (Exhibit 4.1(c) to
                                Form S-8 Registration Statement No. 33-58103, filed March
                                15, 1995).
     3.1(d)         -           Certificate of Amendment of Restated Certificate of
                                Incorporation of Enron Oil & Gas Company, dated June 11,
                                1996 (Exhibit 3(d) to Form S-3 Registration Statement No.
                                333-09919, filed August 9, 1996).
     3.1(e)         -           Certificate of Amendment of Restated Certificate of
                                Incorporation of Enron Oil & Gas Company, dated May 7, 1997
                                (Exhibit 3(e) to Form S-3 Registration Statement No.
                                333-44785, filed January 23, 1998).
    *3.2            -           By-laws of Enron Oil & Gas Company dated August 23, 1989, as amended December 12, 1990, February 8, 1994, January 19,
                                1996, February 13, 1997 and May 5, 1998.
     3.3            -           Specimen of Certificate evidencing the Common Stock (Exhibit
                                3.3 to Form S-1).
     4.3(a)         -           Amended and Restated Enron Oil & Gas Company 1994 Stock Plan
                                (Exhibit 4.3 to Form S-8 Registration Statement No.
                                33-58103, filed March 15, 1995).
     4.3(b)         -           Amendment to Amended and Restated Enron Oil & Gas Company
                                1994 Stock Plan, dated effective as of December 12, 1995
                                (Exhibit 4.3(a) to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1995).
     4.3(c)         -           Amendment to Amended and Restated Enron Oil & Gas Company
                                1994 Stock Plan, dated effective as of December 10, 1996
                                (Exhibit 4.3(a) to Form S-8 Registration Statement No.
                                333-20841, filed January 31, 1997).
     4.3(d)         -           Third Amendment to Amended and Restated Enron Oil & Gas
                                Company 1994 Stock Plan, dated effective as of December 9,
                                1997 (Exhibit 4.3(d) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1997).
    *4.3(e)         -           Fourth Amendment to Amended and Restated Enron Oil & Gas
                                Company 1994 Stock Plan, dated effective as of May 5, 1998.
    *4.3(f)         -           Fifth Amendment to Amended and Restated Enron Oil & Gas
                                Company 1994 Stock Plan, dated effective as of December 8,
                                1998.
    10.2(a)         -           Stock Restriction and Registration Agreement dated as of
                                August 23, 1989 (Exhibit 10.2 to Form S-1).
    10.2(b)         -           Amendment to Stock Restriction and Registration Agreement,
                                dated December 9, 1997, between Enron Oil & Gas Company and
                                Enron Corp. (Exhibit 10.2(b) to the Company's Annual Report
                                on Form 10-K for the year ended December 31, 1997).
   *10.3            -           Tax Allocation Agreement, entered into effective as of
                                Deconsolidation Date between Enron Corp., Enron Oil & Gas
                                Company, and the subsidiaries of Enron Oil & Gas Company
                                listed therein as additional parties.

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
    10.9(a)         -           Employment Agreement between Enron Oil & Gas Company and
                                Forrest Hoglund, dated as of September 1, 1987, as amended
                                (Exhibit 10.19 to Form S-1), and Second and Third Amendments
                                to Employment Agreement dated June 30, 1989 and February 14,
                                1992, respectively (Exhibit 10.10 to Form S-1 Registration
                                Statement No. 33-50462, filed August 5, 1992).
    10.9(b)         -           4th Amendment to Employment Agreement dated December 14,
                                1994, among Enron Corp., Enron Oil & Gas Company and Forrest
                                Hoglund (Exhibit 10.9(b) to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1994).
   *10.9(c)         -           Fifth Amendment to Employment Agreement entered into
                                September 8, 1998, and effective as of September 1, 1998,
                                among Enron Corp., Enron Oil & Gas Company and Forrest E.
                                Hoglund.
    10.14(a)        -           Enron Oil & Gas Company 1993 Nonemployee Directors' Stock
                                Option Plan (Exhibit 10.14 to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1992).
    10.14(b)        -           First Amendment to Enron Oil & Gas Company 1993 Nonemployee
                                Directors' Stock Option Plan (Exhibit 10.14(b) to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1996).
    10.16           -           Interest Rate and Currency Exchange Agreement, dated as of
                                June 1, 1991, between Enron Risk Management Services Corp.
                                and Enron Oil & Gas Marketing, Inc. (Exhibit 10.17 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1991), Confirmation dated June 14, 1992
                                (Exhibit 10.17 to Form S-1 Registration Statement, No.
                                33-50462, filed August 5, 1992) and Confirmations dated
                                March 25, 1991, April 25, 1991, and September 23, 1992
                                (assigned to Enron Risk Management Services Corp. by Enron
                                Finance Corp. pursuant to an Assignment and Assumption
                                Agreement, dated as of November 1, 1993, by and between
                                Enron Finance Corp., Enron Risk Management Services Corp.
                                and Enron Oil & Gas Marketing, Inc.). (Exhibit 10.16 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1993).
    10.17           -           Assignment and Assumption Agreement, dated as of November 1,
                                1993, by and between Enron Oil & Gas Marketing, Inc., Enron
                                Oil & Gas Company and Enron Risk Management Services Corp.
                                (Exhibit 10.17 to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1993).
    10.18           -           ISDA Master Agreement, dated as of November 1, 1993, between
                                Enron Oil & Gas Company and Enron Risk Management Services
                                Corp., and Confirmation Nos. 1268.0, 1286.0, 1291.0, 1292.0,
                                1304.0, 1305.0, 1321.0, 1335.0, 1338.0, 1370.0, 1471.0,
                                1485.0, 1486.0, 1494.0, 1495.0, 1509.0, 1514.0, 1533.01,
                                1569.0, 1986.0, 2217.0, 2227.0, 2278.0, 2299.0, 2372.0,
                                2647.0 (Exhibit 10.18 to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1993).
    10.19           -           Letter Agreement between Colorado Interstate Gas Company and
                                Enron Oil & Gas Marketing, Inc. dated November 1, 1990
                                (Exhibit 10.18 to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1990).
    10.23           -           Gas Purchase Agreement between Enron Oil & Gas Company and
                                Enron Oil & Gas Marketing, Inc. dated August 22, 1989
                                (Exhibit 10.41 to Form S-1).
    10.24           -           Gas Purchase Agreement between Enron Oil & Gas Company and
                                Enron Oil & Gas Marketing, Inc. dated August 22, 1989
                                (Exhibit 10.42 to Form S-1).
    10.25           -           Enron Corp. 1991 Stock Plan (Exhibit 10.08 to Enron Corp.
                                Annual Report on Form 10-K for the year ended December 31,
                                1991).
    10.26           -           Enron Corp. 1988 Deferral Plan (Exhibit 10.49 to Form S-1).

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
    10.28           -           Enron Executive Supplemental Survivor Benefits Plan
                                Effective January 1, 1987 (Exhibit 10.51 to Form S-1).
    10.30           -           Credit Agreement between Enron Corp. and Enron Oil & Gas
                                Company dated September 29, 1995 (Exhibit 10.30 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1995).
    10.31           -           Credit Agreement between Enron Oil & Gas Company and Enron
                                Corp. dated September 29, 1995 (Exhibit 10.31 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1995).
    10.34(a)        -           Enron Oil & Gas Company 1992 Stock Plan (As Amended and
                                Restated effective December 14, 1994) (incorporated by
                                reference to Exhibit A to the Company's Proxy Statement,
                                dated March 27, 1995, with respect to the Company's 1995
                                Annual Meeting of Shareholders).
    10.34(b)        -           Amendment to Enron Oil & Gas Company 1992 Stock Plan (As
                                Amended and Restated Effective December 14, 1994) (Exhibit
                                10.34(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1997).
    10.34(c)        -           Second Amendment to Enron Oil & Gas Company 1992 Stock Plan
                                (As Amended and Restated Effective December 14, 1994
                                (Exhibit 10.34(c) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1997).
    10.35           -           Enron Corp. 1992 Deferral Plan (Exhibit 10.41 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1991).
    10.36(a)        -           Conveyance of Production Payment, dated September 25, 1992, between Enron Oil & Gas Company and Cactus Hydrocarbon
                                1992-A Limited Partnership (Exhibit 10.34 to the Company's
                                Annual Report on Form 10-K for the year ended December 31,
                                1992).
    10.36(b)        -           First Amendment to Conveyance of Production Payment, dated effective April 1, 1993 between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.36(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).
    10.36(c)        -           Second Amendment to Conveyance of Production Payment, dated effective July 1, 1993 between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.36(c) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).
    10.36(d)        -           Third Amendment to Conveyance of Production Payment, dated effective October 1, 1993 between Enron Oil & Gas Company
                                and Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.36(d) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).
    10.37(a)        -           Hydrocarbon Exchange Agreement dated September 25, 1992,
                                between Enron Oil & Gas Company and Cactus Hydrocarbon
                                1992-A Limited Partnership (Exhibit 10.35 to the Company's
                                Annual Report on Form 10-K for the year ended December 31,
                                1992).
    10.37(b)        -           Amendment to Hydrocarbon Exchange Agreement dated effective as of January 1, 1993, between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.37(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1994).
    10.37(c)        -           First Amendment to Hydrocarbon Exchange Agreement dated
                                effective as of April 1, 1993, between Enron Oil & Gas
                                Company and Cactus Hydrocarbon 1992-A Limited Partnership
                                (Exhibit 10.37(c) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1994).

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
    10.37(d)        -           Second Amendment to Hydrocarbon Exchange Agreement dated
                                effective as of July 1, 1993, between Enron Oil & Gas
                                Company and Cactus Hydrocarbon 1992-A Limited Partnership
                                (Exhibit 10.37(d) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1994).
    10.37(e)        -           Amendment to Hydrocarbon Exchange Agreement dated effective as of August 1, 1993, between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.37(e) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1994).
    10.37(f)        -           Fourth Amendment to Hydrocarbon Exchange Agreement, dated
                                effective October 1, 1993, between Enron Oil & Gas Company and Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.37 to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).
    10.38           -           Purchase and Sale Agreement, dated September 25, 1992,
                                between Enron Oil & Gas Company and Cactus Hydrocarbon
                                1992-A Limited Partnership (Exhibit 10.36 to the Company's
                                Annual Report on Form 10-K for the year ended December 31,
                                1992).
    10.39(a)        -           Production and Delivery Agreement, dated September 25, 1992, between Enron Oil & Gas Company and Cactus Hydrocarbon
                                1992-A Limited Partnership (Exhibit 10.37 to the Company's
                                Annual Report on Form 10-K for the year ended December 31,
                                1992).
    10.39(b)        -           First Amendment to Production and Delivery Agreement, dated effective April 1, 1993 between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.39(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).
    10.39(c)        -           Second Amendment to Production and Delivery Agreement, dated effective July 1, 1993 between Enron Oil & Gas Company and
                                Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.39(c) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).
    10.39(d)        -           Third Amendment to Production and Delivery Agreement, dated effective October 1, 1993 between Enron Oil & Gas Company
                                and Cactus Hydrocarbon 1992-A Limited Partnership (Exhibit
                                10.39(d) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1993).
    10.57(a)        -           Letter Agreement relating to Natural Gas Swap Transactions, dated March 31, 1995, among Enron Oil & Gas Company, Enron
                                Corp. and Enron Capital & Trade Resources Corp (Exhibit
                                10.57(a) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1995).
    10.57(b)        -           Amendment to Natural Gas Swap Transactions Letter Agreement,
                                dated March 31, 1995, among Enron Oil & Gas Company, Enron
                                Corp. and Enron Capital & Trade Resources Corp (Exhibit
                                10.57(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1995).
    10.58           -           Confirmation Letter (revised due to adjustments to the
                                attached Payment Schedule), dated March 31, 1995, between
                                Enron Oil & Gas Company and Enron Capital & Trade Resources
                                Corp. (ECT Transaction Reference No. 15198.00) (Exhibit
                                10.58 to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1995).
    10.59           -           Confirmation Letter (revised due to Price Change for 1998
                                and adjustment to the attached Payment Schedule), dated
                                March 31, 1995, between Enron Oil & Gas Company and Enron
                                Capital & Trade Resources Corp. (ECT Transaction Reference
                                No. 15198.01) (Exhibit 10.59 to the Company's Annual Report
                                on Form 10-K for the year ended December 31, 1995).

  EXHIBIT NUMBER    DESCRIPTION
  --------------    -----------
    10.60           -           Services Agreement, dated January 1, 1997, between Enron
                                Corp. and Enron Oil & Gas Company (Exhibit 10.60 to the
                                Company's Annual Report on Form 10-K for the year ended
                                December 31, 1997).
    10.61           -           Equity Participation and Business Opportunity Agreement,
                                dated December 9, 1997, between Enron Oil & Gas Company and
                                Enron Corp. (Exhibit 10 to Form S-3 Registration Statement
                                No. 333-44785, filed January 23, 1998).
    10.62           -           Stock Restriction and Registration Rights Agreement, dated
                                December 9, 1997, between Enron Corp. and Enron Oil & Gas
                                Company (Exhibit 10.62 to the Company's Annual Report on
                                Form 10-K for the year ended December 31, 1997).
    10.63(a)        -           Enron Oil & Gas Company 1996 Deferral Plan (Exhibit 10.63(a)
                                to the Company's Annual Report on Form 10-K for the year
                                ended December 31, 1997).
    10.63(b)        -           First Amendment to Enron Oil & Gas Company 1996 Deferral
                                Plan, dated effective as of December 9, 1997 (Exhibit
                                10.63(b) to the Company's Annual Report on Form 10-K for the
                                year ended December 31, 1997).
   *10.63(c)        -           Second Amendment to Enron Oil & Gas Company 1996 Deferral
                                Plan, dated effective as of December 8, 1998.
    10.64(a)        -           Executive Employment Agreement between Enron Oil & Gas
                                Company and Mark G. Papa, effective as of November 1, 1997
                                (Exhibit 10.64 to the Company's Annual Report on Form 10-K
                                for the year ended December 31, 1997).
   *10.64(b)        -           First Amendment to Executive Employment Agreement between
                                Enron Oil & Gas Company and Mark G. Papa, effective as of
                                February 1, 1999.
   *10.65(a)        -           Executive Employment Agreement between Enron Oil & Gas
                                Company and Edmund P. Segner, III, effective as of September
                                1, 1998.
   *10.65(b)        -           First Amendment to Executive Employment Agreement between
                                Enron Oil & Gas Company and Edmund P. Segner, III, effective as of February 1, 1999.
   *10.66(a)        -           Executive Employment Agreement between Enron Oil & Gas
                                Company and Dennis M. Ulak, effective as of September 1,
                                1998.
   *10.66(b)        -           First Amendment to Executive Employment Agreement between
                                Enron Oil & Gas Company and Dennis M. Ulak, effective as of
                                February 1, 1999.
   *10.67(a)        -           Executive Employment Agreement between Enron Oil & Gas
                                Company and Jeffery B. Sherrick, effective as of September
                                1, 1998.
   *10.67(b)        -           First Amendment to Executive Employment Agreement between
                                Enron Oil & Gas Company and Jeffrey B. Sherrick, effective as of February 1, 1999.
   *21              -           List of subsidiaries.
   *23.1            -           Consent of DeGolyer and MacNaughton.
   *23.2            -           Opinion of DeGolyer and MacNaughton dated January 11, 1999.
   *23.3            -           Consent of Arthur Andersen LLP.
   *24              -           Powers of Attorney.
   *27              -           Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1999.

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