Form 10-Q
period 1999-06-30
ENRON OIL & GAS CO
filed 1999-07-30
CIK 821189

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  ------------

                                    FORM 10-Q
                                  ------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 1999.

      TITLE OF EACH CLASS                                    NUMBER OF SHARES
      -------------------                                    ----------------
  Common Stock, $.01 par value                              153,914,790 shares

================================================================================

                             ENRON OIL & GAS COMPANY

                                TABLE OF CONTENTS


                                                                                                                       PAGE NO.
                                                                                                                       --------
PART I.           FINANCIAL INFORMATION

          ITEM 1. Financial Statements

          Consolidated Statements of Income - Three Months Ended June 30, 1999 and 1998
              and Six Months Ended June 30, 1999 and 1998..............................................................   3
          Consolidated Balance Sheets - June 30, 1999 and December 31, 1998............................................   4
          Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998..............................   5
          Notes to Consolidated Financial Statements...................................................................   6

          ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................  10

PART II.          OTHER INFORMATION

          ITEM 1.     Legal Proceedings................................................................................  21

          ITEM 4.     Submission of Matters to a Vote of Security Holders..............................................  21

          ITEM 6.     Exhibits and Reports on Form 8-K.................................................................  21

                 PART I. FINANCIAL INFORMATION

                 ITEM 1. FINANCIAL STATEMENTS
                    ENRON OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands Except Per Share Amounts)
                          (Unaudited)


                                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                               JUNE 30,                  JUNE 30,
                                                                        ----------------------    ----------------------
                                                                           1999        1998          1999         1998
                                                                        ---------    ---------    ---------    ---------
NET OPERATING REVENUES
Natural Gas
      Trade                                                             $ 127,508    $ 135,113    $ 244,775    $ 264,680
      Associated Companies                                                 28,251       15,510       41,094       38,533
Crude Oil, Condensate and Natural Gas Liquids
      Trade                                                                36,740       27,277       63,257       57,514
      Associated Companies                                                    223        2,815        1,259        5,554
Gains (Losses) on Sales of Reserves and Related Assets and Other, Net      (5,527)       2,592       (4,236)      16,857
                                                                        ---------    ---------    ---------    ---------
TOTAL                                                                     187,195      183,307      346,149      383,138

OPERATING EXPENSES
Lease and Well                                                             23,538       22,857       47,607       47,766
Exploration Costs                                                          10,302       16,600       27,091       33,998
Dry Hole Costs                                                              2,130        2,281        2,475       10,162
Impairment of Unproved Oil and Gas Properties                               7,984        7,355       15,987       15,703
Depreciation, Depletion and Amortization                                   88,781       73,071      170,803      145,032
General and Administrative                                                 26,384       15,204       50,019       31,758
Taxes Other Than Income                                                    12,381       13,270       26,076       27,764
                                                                        ---------    ---------    ---------    ---------
TOTAL                                                                     171,500      150,638      340,058      312,183
                                                                        ---------    ---------    ---------    ---------

OPERATING INCOME                                                           15,695       32,669        6,091       70,955

OTHER INCOME (EXPENSE), NET                                                31,352          (73)      58,290       (1,043)
                                                                        ---------    ---------    ---------    ---------

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                            47,047       32,596       64,381       69,912
INTEREST EXPENSE, NET                                                      14,774       10,423       29,041       19,533
                                                                        ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                                 32,273       22,173       35,340       50,379
INCOME TAX PROVISION                                                       11,635        8,916        9,636       10,117
                                                                        ---------    ---------    ---------    ---------

NET INCOME                                                              $  20,638    $  13,257    $  25,704    $  40,262
                                                                        =========    =========    =========    =========
NET INCOME PER SHARE OF COMMON STOCK
      Basic                                                             $    0.13    $    0.09    $    0.17    $    0.26
                                                                        =========    =========    =========    =========
      Diluted                                                           $    0.13    $    0.09    $    0.17    $    0.26
                                                                        =========    =========    =========    =========
AVERAGE NUMBER OF COMMON SHARES
      Basic                                                               153,825      154,857      153,779      154,797
                                                                        =========    =========    =========    =========
      Diluted                                                             155,271      155,770      154,943      155,646
                                                                        =========    =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ENRON OIL & GAS COMPANY
                     CONSOLIDATED BALANCE SHEETS
                            (In Thousands)


                                                                   JUNE 30,     DECEMBER 31,
                                                                    1999            1998
                                                                 -----------    -----------
                                                                 (UNAUDITED)
                                ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                        $    11,411    $     6,303
Accounts Receivable
      Trade                                                          159,469        176,608
      Associated Companies                                            12,795         16,980
Inventories                                                           35,175         39,581
Other                                                                  6,420          6,878
                                                                 -----------    -----------
TOTAL                                                                225,270        246,350

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                 4,965,113      4,814,425
   Less:  Accumulated Depreciation, Depletion and Amortization    (2,298,265)    (2,138,062)
                                                                 -----------    -----------
      Net Oil and Gas Properties                                   2,666,848      2,676,363
OTHER ASSETS                                                          69,928         95,382
                                                                 -----------    -----------
TOTAL ASSETS                                                     $ 2,962,046    $ 3,018,095
                                                                 ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable
      Trade                                                      $   119,664    $   159,690
      Associated Companies                                            41,014         46,597
Accrued Taxes Payable                                                 16,465         20,087
Dividends Payable                                                      4,736          4,710
Other                                                                 17,608         31,550
                                                                 -----------    -----------
TOTAL                                                                199,487        262,634

LONG-TERM DEBT
      Trade                                                        1,073,883        942,779
      Affiliate                                                       66,000        200,000
OTHER LIABILITIES
      Trade                                                           19,004         21,516
      Associated Companies                                            26,085         46,327
DEFERRED INCOME TAXES                                                265,444        260,337
DEFERRED REVENUE                                                       2,099          4,198
SHAREHOLDERS' EQUITY
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
   160,000,000 Shares Issued                                         201,600        201,600
Additional Paid In Capital                                           401,042        401,524
Unearned Compensation                                                 (4,183)        (4,900)
Cumulative Foreign Currency Translation Adjustment                   (26,124)       (35,848)
Retained Earnings                                                    854,846        838,371
Common Stock Held in Treasury, 6,104,863 shares at
   June 30, 1999 and 6,276,156 shares at December 31, 1998          (117,137)      (120,443)
                                                                 -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                         1,310,044      1,280,304
                                                                 -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 2,962,046    $ 3,018,095
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

                       ENRON OIL & GAS COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          1999         1998
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                              $  25,704    $  40,262
Items Not Requiring Cash
      Depreciation, Depletion and Amortization                            170,803      145,032
      Impairment of Unproved Oil and Gas Properties                        15,987       15,703
      Deferred Income Taxes                                                 4,317       11,980
      Other, Net                                                              410        3,520
Exploration Costs                                                          27,091       33,998
Dry Hole Costs                                                              2,475       10,162
Losses (Gains) on Sales of Reserves and Related Assets and Other, Net       6,723      (13,447)
Gains on Sales of Other Assets                                            (59,647)          --
Other, Net                                                                (13,322)      (4,100)
Changes in Components of Working Capital and Other Liabilities
      Accounts Receivable                                                  19,226       40,213
      Inventories                                                           4,406       (2,776)
      Accounts Payable                                                    (46,285)     (37,391)
      Accrued Taxes Payable                                                (3,622)     (14,208)
      Other Liabilities                                                    (3,909)     (23,196)
      Other, Net                                                          (11,234)      (5,034)
Amortization of Deferred Revenue                                               --      (21,494)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                                       16,019       14,665
                                                                        ---------    ---------
NET OPERATING CASH INFLOWS                                                155,142      193,889
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                      (179,749)    (270,684)
Exploration Costs                                                         (27,091)     (33,998)
Dry Hole Costs                                                             (2,475)     (10,162)
Proceeds from Sales of Reserves and Related Assets                          2,756       54,688
Proceeds from Sales of Other Assets                                        83,015           --
Changes in Components of Working Capital Associated with
   Investing Activities                                                   (15,811)     (14,518)
Other, Net                                                                 (1,201)      (5,604)
                                                                        ---------    ---------
NET INVESTING CASH OUTFLOWS                                              (140,556)    (280,278)
FINANCING CASH FLOWS
Long-Term Debt
      Trade                                                               131,104      302,085
      Affiliate                                                          (134,000)    (192,500)
Dividends Paid                                                             (9,203)      (9,268)
Treasury Stock Purchased                                                       --       (7,969)
Proceeds from Sales of Treasury Stock                                       2,949        2,222
Other, Net                                                                   (328)      (3,943)
                                                                        ---------    ---------
NET FINANCING CASH INFLOWS (OUTFLOWS)                                      (9,478)      90,627
                                                                        ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                       5,108        4,238
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            6,303        9,330
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  11,411    $  13,568
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

2. Natural gas revenues, trade for the three-month and six-month periods ended June 30, 1999 and 1998, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $12.5 million, $11.8 million, $20.9 million and $24.3 million, respectively. Natural gas revenues, associated for the three-month and six-month periods ended June 30, 1999 and 1998, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $0.3 million, $12.0 million, $13.4 million and $24.4 million, respectively.

3. The income tax provision for the six-month period ended June 30, 1999 was calculated using the annual effective rate method. The income tax provision for the three-month period ended June 30, 1999 was calculated as the difference between the six-month period ended June 30, 1999 provision and the three-month period ended March 31, 1999 provision, which was calculated using the actual effective rate for that period. The income tax provision for the prior year periods was calculated using the annual effective rate method.

     Income tax provision for the three-month and six-month periods ended June 30, 1999 and 1998 includes tax benefits of $0.5 million, $2.5 million, $3.2 million and $3.8 million, respectively, related to tight gas sand federal income tax credit utilization. Additionally, the income tax provision for the three-month and six-month periods ended June 30, 1999 includes a benefit of $4.4 million from the anticipated disposition of certain international assets and other benefits of $0.4 million from the resolution of certain domestic issues. The income tax provision for the six-month period ended June 30, 1998 includes a benefit of $3.4 million from certain international costs and other benefits of $5.0 million from the resolution of certain state and international issues.

4. The difference between the average number of common shares outstanding for basic and diluted net income per share of common stock is due to the assumed issuance of approximately 1,446,000, 913,000, 1,164,000 and 849,000 common shares relating to employee stock options in the three-month and six-month periods ended June 30, 1999 and 1998, respectively.

                   ITEM 1. FINANCIAL STATEMENTS - (CONTINUED)
                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. The Company's total comprehensive income was $26.9 million, $4.1 million, $35.4 million and $33.3 million for the three-month and six-month periods ended June 30, 1999 and 1998, respectively. The only adjustment made to net income in the periods was for a foreign currency translation gain of $6.3 million, loss of $9.2 million, gain of $9.7 million and loss of $7.0 million for the three-month and six-month periods ended June 30, 1999 and 1998, respectively.

6. Selected financial information about operating segments is reported below for the three-month and six-month periods ended June 30, 1999 and 1998:

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                    ----------------------    ----------------------
                                      1999          1998        1999         1998
                                    ---------    ---------    ---------    ---------
NET OPERATING REVENUES
      United States                 $ 135,377    $ 132,726    $ 242,269    $ 284,013
      Canada                           21,086       15,779       37,310       32,710
      Trinidad                         15,690       16,496       32,689       30,780
      India (1)                        21,432       18,294       40,265       35,646
      China (1)                             2           --            4           --
      Other                            (6,392)          12       (6,388)         (11)
                                    ---------    ---------    ---------    ---------
      TOTAL                         $ 187,195    $ 183,307    $ 346,149    $ 383,138
                                    =========    =========    =========    =========

OPERATING INCOME (LOSS)
      United States                 $   1,904    $  16,755    $ (16,610)   $  42,129
      Canada                            6,505        2,275        8,847        4,763
      Trinidad                          9,506       10,469       19,637       18,696
      India (1)                        12,324       10,277       15,830       19,452
      China (1)                        (2,631)      (1,959)      (4,998)      (3,904)
      Other                           (11,913)      (5,148)     (16,615)     (10,181)
                                    ---------    ---------    ---------    ---------
      TOTAL                            15,695       32,669        6,091       70,955

RECONCILING ITEMS
      Other Income (Expense), Net      31,352          (73)      58,290       (1,043)
      Interest Expense, Net            14,774       10,423       29,041       19,533
                                    ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES          $  32,273    $  22,173    $  35,340    $  50,379
                                    =========    =========    =========    =========

------------------

 (1)  See Note 10.



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

                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On July 21, 1999, two stockholders of the Company filed separate lawsuits purportedly on behalf of the Company against Enron Corp. and the Company's directors, alleging that Enron Corp. and the Company's directors breached their fiduciary duties of good faith and loyalty in approving the Share Exchange described in Note 10 below. The lawsuits seek to temporarily and permanently enjoin the Share Exchange and seek compensatory damages and costs and expenses, including reasonable attorneys' and experts' fees. The Company, Enron Corp. and the Company's directors believe the lawsuits are without merit and intend to vigorously contest them.

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

8. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after a transition date to be selected by the Company of either December 31, 1997 or December 31, 1998.

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

9. During the first and second quarters of 1999, the Company sold its 3.2 million options to purchase common stock of Enron Corp. having a strike price of $39.1875 per share. In the first quarter of 1999, the Company sold
     1.6 million options at an average price of $24.81 ($64.00 Enron Corp. stock price equivalent), realizing net proceeds of $40 million and a gain of $28 million pre-tax ($18 million after-tax). Early in the second quarter, the Company sold the remaining 1.6 million options at an average price of $27.07 ($66.26 Enron Corp. stock price equivalent), realizing net proceeds of $43 million and a gain of $32 million pre-tax ($21 million after-tax).

10. On July 20, 1999, the Company and Enron Corp. announced an agreement whereby the Company will receive 62,270,000 shares of the Company's common stock out of 82,270,000 shares currently owned by Enron Corp. in exchange for all the stock of the Company's subsidiary, EOGI-India, Inc. Prior to the share exchange, the Company will make an indirect capital contribution of $600,000,000 in cash, plus certain intercompany receivables, to EOGI-India, Inc. At the time of completion of this transaction, this subsidiary will own, through subsidiaries, all of the Company's assets and operations in India and China. The Company expects this transaction to be tax-free to Enron Corp. and the Company. Some time after the share exchange, the Company expects to change its corporate name to "EOG Resources, Inc." and will make appropriate changes to its subsidiaries' names.

     The completion of the Share Exchange Agreement (the "Share Exchange") is subject to specific conditions and will occur on the later of August 31, 1999 and three days after all conditions have been satisfied or waived. If prior to August 31, 1999, all conditions to the Share Exchange have been satisfied or waived, the Company can require that the Share Exchange take place prior to August 31, 1999. The Company currently expects the Share Exchange to close on or before August 31, 1999.

     On July 23, 1999, the Company filed a registration statement with the Securities and Exchange Commission for the public offering of 27,000,000 shares of the Company's common stock. The proceeds will be used to fund a significant portion of the cash capital contribution (or to repay debt incurred to fund such capital contribution) in connection with the Share Exchange.


                   PART I. FINANCIAL INFORMATION - (CONTINUED)

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)
                             ENRON OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of the change to the Company's portfolio of assets subsequent to the Share Exchange, the Company is currently re-evaluating its overall business. The Company expects to complete this re-evaluation by the end of third quarter 1999. As a result of this re-evaluation, some of the Company's current projects may no longer be deemed central to its business. In that case, the Company may incur non-cash charges in connection with the disposition of such projects of up to approximately $75 million, after-tax.

     On July 28, 1999, the Company executed a series of new credit agreements aggregating $1.3 billion (the "Credit Facilities"). At the same time, the Company cancelled its existing credit facilities totaling $450 million. Of the $1.3 billion, $500 million will expire in 364 days (the "Interim Facility"), $400 million is structured as a 364-day revolving credit facility with a one-year term subsequent to the revolving period and $400 million is structured as a five-year revolving credit facility. The Interim Facility will be cancelled (or if advances have been made under the Interim Facility, such advances will be repaid and then the Interim Facility will be cancelled) when the Company receives the proceeds from the equity issuance mentioned above. The Credit Facilities contain financial covenants which may restrict to some extent the Company's ability to incur additional indebtedness. Management of the Company does not view these convenants as being materially restrictive given current market conditions.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             ENRON OIL & GAS COMPANY

     The following review of operations for the three-month and six-month periods ended June 30, 1999 and 1998 should be read in conjunction with the consolidated financial statements of Enron Oil & Gas Company (the "Company") and Notes thereto.

RESULTS OF OPERATIONS
Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

     The Company generated second quarter net income of $21 million compared to net income of $13 million for the second quarter of 1998. Net operating revenues were $187 million as compared to $183 million for the second quarter of 1998. Following is an explanation of the variances causing this increase.

     Wellhead volume and price statistics are summarized below:


                                                        1999        1998
                                                     ---------   ---------
NATURAL GAS VOLUMES (MMCF PER DAY) (1)
      United States                                        642         624 (2)
      Canada                                               112          98
                                                     ---------   ---------
          North America                                    754         722
      Trinidad                                             130         132
      India (6)                                             75          53
                                                     ---------   ---------
          TOTAL                                            959         907
                                                     =========   =========

AVERAGE NATURAL GAS PRICES ($/MCF) (3)
      United States                                  $    1.99   $    2.04 (4)
      Canada                                              1.63        1.41
          North America Composite                         1.93        1.96
      Trinidad                                            1.07        1.08
      India (6)                                           1.95        2.57
          COMPOSITE                                       1.82        1.87

CRUDE OIL/CONDENSATE VOLUMES (MBBL PER DAY) (1)
      United States                                       13.1        12.2
      Canada                                               2.7         2.5
                                                     ---------   ---------
          North America                                   15.8        14.7
      Trinidad                                             2.3         2.9
      India (6)                                            6.4         4.8
                                                     ---------   ---------
          TOTAL                                           24.5        22.4
                                                     =========   =========

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/BBL) (3)
      United States                                  $   16.48   $   13.10
      Canada                                             14.26       11.47
          North America Composite                        16.10       12.82
      Trinidad                                           14.46       13.31
      India (6)                                          14.03       13.41
          COMPOSITE                                      15.41       13.01

NATURAL GAS EQUIVALENT VOLUMES (MMCFE PER DAY) (5)
      United States                                        737         713
      Canada                                               135         119
                                                     ---------   ---------
          North America                                    872         832
      Trinidad                                             144         149
      India (6)                                            113          82
                                                     ---------   ---------
          TOTAL                                          1,129       1,063
                                                     =========   =========

TOTAL BCFE (5) DELIVERIES                                  103          97 (2)

-------------

(1)  Million cubic feet per day or thousand barrels per day, as applicable.

(2) Includes 48 MMcf per day delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended. Delivery obligations were terminated in December 1998.

(3)  Dollars per thousand cubic feet or per barrel, as applicable.

(4) Includes an average equivalent wellhead value of $1.57 per Mcf for the volumes described in note (2), net of transportation costs.

(5) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

(6)  See Note 10 to the Consolidated Financial Statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY


     Wellhead revenues increased 7% to $196 million in the second quarter of 1999 compared to $183 million in the second quarter of 1998.

     Average wellhead crude oil and condensate prices were approximately 18% higher than the comparable period in 1998, increasing net operating revenues by $5 million. Average wellhead natural gas prices were down by 3%, decreasing net operating revenues by $4 million. Second quarter 1999 wellhead natural gas deliveries were approximately 6% higher than the comparable period in 1998 increasing net operating revenues by $9 million. Natural gas deliveries in North America increased 4% from the prior year period primarily due to the third quarter 1998 acquisition of producing properties in the Gulf of Mexico, increased deliveries in East Texas and increased natural gas production in the Blackfoot and Sandhills fields in Canada. Natural gas deliveries in India increased 42% to 75 MMcf per day due to continuing development activities in the Tapti and Panna fields. Wellhead crude oil and condensate deliveries were 9% higher than the prior year period increasing net operating revenues by $3 million. The increase is primarily attributable to a 33% increase in India and a 7% improvement in North America primarily in the West Texas and East Texas areas.

     Gains (losses) on sales of reserves and related assets and other, net totaled a $5.5 million loss in the second quarter of 1999 compared to a $2.6 million gain in the comparable period of 1998. Included in 1999 was a $6.4 million loss related to the anticipated dispostion of certain international assets.

     Operating expenses of $172 million for the second quarter of 1999 were approximately $21 million higher than the second quarter of 1998. Depreciation, depletion and amortization ("DD&A") expense increased approximately $16 million compared to the prior year period, primarily reflecting a non-recurring charge of $7.8 million recorded pursuant to a change in strategy related to the pursuit of certain offshore operations by the Company, increased worldwide production volumes and a higher per-unit rate in North America. General and administrative ("G&A") expense was $11 million higher than the prior year period primarily due to non-recurring costs of $8.9 million related to the potential sale of the Company and personnel expenses. Exploration and dry hole costs were $6 million lower than the second quarter of 1998 primarily due to decreased exploratory drilling and other exploration activities.

     The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense, and taxes other than income averaged $1.61 per Mcfe during the second quarter of 1999 compared to $1.39 per Mcfe during the second quarter of 1998. The increase is primarily due to a higher per unit rate of interest, G&A and DD&A expenses, partially offset by a lower per unit rate of lease and well expense and taxes other than income. Excluding the previously mentioned non-recurring charges of $7.8 million in DD&A and $8.9 million in G&A, the per unit operating costs of the Company were $1.45 per Mcfe in the second quarter of 1999.

     Interest expense, net increased $4 million as compared to the second quarter of 1998 reflecting a higher level of long-term debt due to expanded worldwide operations.

     Other income (expense), net for the second quarter of 1999 included a $32 million pre-tax gain on the sale of 1.6 million of the Company's options to purchase Enron Corp. common stock (See Note 9 to the Consolidated Financial Statements).

     Income tax provision increased $3 million as compared to the second quarter of 1998 primarily due to higher pre-tax income partially offset by tax benefits related to the anticipated disposition of certain international assets. Additionally, the income tax provision for the six-month period ended June 30, 1999 was calculated using the annual effective rate method. The income tax provision for the three-month period ended June 30, 1999 was calculated as the difference between the six-month period ended June 30, 1999 provision and the three-month period ended March 31, 1999 provision, which was calculated using the actual effective rate for that period. The income tax provision for the prior year periods was calculated using the annual effective rate method.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS- (CONTINUED)
                             ENRON OIL & GAS COMPANY

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

     In the first half of 1999, the Company generated net income of $26 million compared to net income of $40 million for the first half of 1998. Net operating revenues for the first half of 1999 were $346 million as compared to $383 million for the first half of 1998.

     Wellhead volume and price statistics are as follows:


                                                    1999        1998
                                                 ---------   ---------
NATURAL GAS VOLUMES (MMCF PER DAY)
      United States                                    659         634 (1)
      Canada                                           108          99
                                                 ---------   ---------
         North America                                 767         733
      Trinidad                                         141         121
      India (3)                                         74          50
                                                 ---------   ---------
         TOTAL                                         982         904
                                                 =========   =========

AVERAGE NATURAL GAS PRICES ($/MCF)
      United States                              $    1.80   $    2.03 (2)
      Canada                                          1.51        1.40
         North America Composite                      1.76        1.94
      Trinidad                                        1.07        1.08
      India (3)                                       1.95        2.63
         COMPOSITE                                    1.67        1.87

CRUDE OIL/CONDENSATE VOLUMES (MBBL PER DAY)
      United States                                   13.1        12.4
      Canada                                           2.7         2.6
                                                 ---------   ---------
         North America                                15.8        15.0
      Trinidad                                         2.6         2.8
      India (3)                                        6.7         4.5
                                                 ---------   ---------
         TOTAL                                        25.1        22.3
                                                 =========   =========

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/BBL)
      United States                              $   13.91   $   13.90
      Canada                                         13.03       12.77
         North America Composite                     13.76       13.70
      Trinidad                                       11.83       13.66
      India (3)                                      11.80       14.31
         COMPOSITE                                   13.04       13.82

NATURAL GAS EQUIVALENT VOLUMES (MMCFE PER DAY)
      United States                                    754         724 (1)
      Canada                                           129         121
                                                 ---------   ---------
         North America                                 883         845
      Trinidad                                         156         138
      India (3)                                        114          78
                                                 ---------   ---------
         TOTAL                                       1,153       1,061
                                                 =========   =========

TOTAL BCFE DELIVERIES                                  209         192

------------------

(1) Includes 48 MMcf per day delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended. Delivery obligations were terminated in December 1998.

(2) Includes an average equivalent wellhead value of $1.59 per Mcf for the volumes described in note (1), net of transportation costs.

(3)  See Note 10 to the Consolidated Financial Statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY


      Wellhead revenues decreased approximately 2% to $361 million in the first half of 1999 compared to $367 million in the first half of 1998.

      Average wellhead natural gas prices for the first half of 1999 were approximately 11% lower than the comparable period of 1998 reducing net operating revenues by approximately $34 million. Average wellhead crude oil and condensate prices were down by 6%, decreasing net operating revenues by $4 million. First half 1999 wellhead natural gas deliveries were approximately 9% higher than the comparable period in 1998 increasing net operating revenues by $26 million. Natural gas deliveries in North America increased 5% from the prior year period primarily due to the third quarter 1998 acquisition of producing properties in the Gulf of Mexico and increased deliveries in East Texas. Natural gas deliveries in India increased 48% to 74 MMcf per day due to continuing development activities in the Tapti and Panna fields. Natural gas deliveries in Trinidad were 17% higher due primarily to additional gas balancing volumes related to a field allocation agreement. Wellhead crude oil and condensate deliveries were 13% higher than the prior year period increasing net operating revenues by $7 million, primarily attributable to a 49% increase in India. Deliveries from the Panna and Mukta fields increased to 6.7 MBbl per day compared to 4.5 MBbl per day in the prior year period. Deliveries of crude oil and condensate in North America were up approximately 5% primarily in the West Texas and South Texas areas.

      Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions, and 1998 margins related to the volumetric production payment decreased net operating revenues by $11 million compared to a revenue decrease of less than one million in the first half of 1998. This variance was primarily due to a $4 million revenue decrease in 1999 from natural gas hedging contracts closed in prior periods, (See Note 14 to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K) as compared to a $4 million revenue increase related to natural gas hedging and trading activities in the first half of 1998.

      Gains (losses) on sales of reserves and related assets and other, net totaled a loss of $4 million in the first half of 1999 compared to a net gain of $17 million in the comparable prior year period. The difference is due primarily to a $6 million loss related to the anticipated disposition of certain international assets in the first half of 1999 compared to a $27 million gain on sale of certain South Texas properties, partially offset by a $14 million provision for loss on certain physical natural gas contracts in the first half of 1998.

      Operating expenses of $340 million for the first half of 1999 were approximately $28 million higher than the comparable period in 1998. DD&A increased approximately $26 million compared to the prior year period, primarily reflecting a non-recurring charge of $7.8 million recorded pursuant to a change in strategy related to the pursuit of certain offshore operations by the Company, increased worldwide production volumes and a higher per-unit rate in North America. G&A was $18 million higher than the prior year period primarily due to expanded operations, settlement of certain commercial disputes with third parties and non-recurring costs of $8.9 million related to the potential sale of the Company and personnel expenses. Exploration and dry hole costs were $15 million lower than the first half of 1998 primarily due to decreased exploratory drilling and other exploration activities and improved success on wildcat drilling prospects. Taxes other than income were down $2 million primarily due to lower state severance taxes associated with decreased wellhead revenues in the United States.

      The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense and taxes other than income averaged $1.55 per Mcfe during the first half of 1999 compared to $1.42 per Mcfe in 1998. This increase is primarily due to a higher per unit rate of G&A, interest and DD&A expenses, partially offset by a lower per unit rate of lease and well expense and taxes other than income. Excluding the previously mentioned non-recurring charges of $7.8 million in DD&A and $8.9 million in G&A, the per unit operating costs for the Company were $1.47 per Mcfe in the first half of 1999.

      Interest expense, net increased $10 million as compared to the first half of 1998 reflecting a higher level of long-term debt due to expanded worldwide operations and decreased cash flows resulting from the above mentioned decrease in wellhead prices.

      Other income (expense), net for the first half of 1999 included a $59.6 million pre-tax gain on the sale of 3.2 million options owned by the Company to purchase Enron Corp. common stock (See Note 9 to the Consolidated Financial Statements).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY


     Income tax provision of $9.6 million for the first half of 1999 decreased $0.5 million as compared to the prior year period. The decrease in income taxes was primarily due to the lower pre-tax income partially offset by approximately $8.4 million in tax benefits in the first half of 1998 related to certain international costs and resolution of certain state and international issues as compared to only $4.4 million in 1999 benefits related to the anticipated disposition of certain international assets.

     Federal income taxes accrued in the six-month interim periods are calculated using the estimated annual effective income tax rate.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of cash during the six months ended June 30, 1999 included funds generated from operations, proceeds from the sale of its options to purchase Enron Corp. common stock and proceeds from new borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, dividends paid to Company shareholders and the repayment of debt.

     Net operating cash flows of $155 million for the first half of 1999 decreased approximately $39 million as compared to the first half of 1998 primarily reflecting lower operating revenues, higher interest expense and higher cash operating expenses, partially offset by the termination of the volumetric production payment in December of 1998.

     Net investing cash outflows of approximately $141 million for the first half of 1999 decreased by $140 million versus the comparable prior year period due primarily to reduced exploration and development expenditures and proceeds related to the sale of its options to purchase Enron Corp. common stock, partially offset by lower proceeds from sales of reserves and related assets. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

     Exploration and development expenditures for the first six months of 1999 and 1998 are as follows (in millions):

                      1999   1998
                      ----   ----
United States         $160   $244
Canada                  19     19
                      ----   ----
      North America    179    263
Trinidad                 2     13
India (1)               19     25
China (1)                6      2
Other                    3     12
                      ----   ----
TOTAL                 $209   $315
                      ====   ====

-----------------

(1)  See Note 10 to the Consolidated Financial Statements.

     Exploration and development expenditures of $209 million for the first half of 1999 were $106 million lower than the prior year period due primarily to a reduced level of service industry costs as well as reduced spending on the North America, Trinidad and India drilling programs. Reduced drilling expenditures were partially offset by the acquisition of producing properties in the Big Piney area.

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

     Cash used by financing activities was $9 million for the first half of 1999 versus a cash inflow of $91 million for the comparable prior year period. Financing activities for 1999 included the net repayment of $3 million of long-term debt and dividend payments of $9 million, partially offset by proceeds of $3 million from the exercise of stock options. There were no share repurchases in the first half of 1999, compared to $8 million of repurchases in the prior year period. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of the Company for the foreseeable future.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                             ENRON OIL & GAS COMPANY

     As disclosed in Note 10 to the Consolidated Financial Statements, the Company and Enron Corp. have entered into an agreement relating to a Share Exchange which requires, among other things, that the Company make indirectly a $600 million cash capital contribution to EOG-India, Inc. prior to the closing of the Share Exchange. As mentioned in that Note, the Company has filed a registration statement for the public offering of 27 million shares of its common stock (the "Offering"). As also discussed in that Note, the Company has executed a series of new credit agreements aggregating $1.3 billion (the "Credit Facilities"). If the Company completes the Share Exchange prior to closing the Offering, it will use funds borrowed under the Credit Facilities for the cash capital contribution and subsequently repay a portion of those borrowed funds with the net proceeds of the Offering. If the Company completes the Offering on the same day as the Share Exchange, it will use the proceeds of the Offering to pay a significant portion of the cash capital contribution in connection with the Share Exchange and will borrow the balance of funds needed for the Share Exchange under the Credit Facilities. If the Company is unable to complete the Offering at the time of or reasonably contemporaneously with the Share Exchange, the Company will experience increased interest costs associated with the borrowing of funds necessary to fund the cash capital contribution prior to closing the Share Exchange until the Offering can be completed. However, the Company has the capacity under the Credit Facilities to fund the cash capital contribution for a one-year term and, under current market conditions, has the ability to refinance the indebtedness. The Company also expects to maintain a strong ability to service the interest burden of this additional financing.

     As a result of the change to the Company's portfolio of assets subsequent to the Share Exchange, the Company is currently re-evaluating its overall business. The Company expects to complete this re-evaluation by the end of third quarter 1999. As a result of this re-evaluation, some of the Company's current projects may no longer be deemed central to its business. In that case, the Company may incur non-cash charges in connection with the disposition of such projects of up to approximately $75 million, after-tax.

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

     As of July 15, 1999, the Company is at various stages in implementation of the Project, as shown in the following tables. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed. All dates are only relevant for the initial iteration of the applicable stage of the Project.

                           YEAR 2000 PROJECT READINESS

                                   Inventory  Assessment  Analysis  Conversion   Testing   Y2K-Ready   Contingency Plan
                                   ---------  ----------  --------  ----------   -------   ---------   ----------------
Mission-Critical Internal Items    C          C           C         C            IP        IP          IP
Mission-Critical Outside Entities  C          C           C         IP           IP        IP          IP


Legend:  C = Complete     IP = In Process

                  YEAR 2000 PROJECT ESTIMATED COMPLETION DATES

                                   Inventory  Assessment  Analysis  Conversion   Testing   Y2K-Ready   Contingency Plan
                                   ---------  ----------  --------  ----------   -------   ---------   ----------------
Mission-Critical Internal Items     12/98     3/99        3/99      6/99         9/99      9/99        9/99
Mission-Critical Outside Entities    3/99     6/99        6/99      9/99         9/99      9/99        9/99


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

                   PART I. FINANCIAL INFORMATION - (CONTINUED)

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

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)
                             ENRON OIL & GAS COMPANY


INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, including, among others, statements regarding the Company's future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements. The Company typically uses words such as "expect", "anticipate", "estimate", "strategy", "intend", "plan" and "believe" or the negative of those terms or other variations of them or by comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning future operating results or the ability to generate income or cash flows are forward-looking statements. Although the Company believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates; extent of the Company's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; successful implementation of the Company's Year 2000 Project, the effectiveness of its Year 2000 Project, and the readiness of outside entities; political developments around the world; and financial market conditions.

     In light of these risks, uncertainties and assumptions, the events anticipated by the Company's forward-looking statements might not occur. The Company undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

                             ENRON OIL & GAS COMPANY


ITEM 1. Legal Proceedings

  See Part 1, Item 1, Note 7 to Consolidated Financial Statements which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Shareholders of Enron Oil & Gas Company was held on June 28, 1999, in Houston, Texas, for the purpose of electing a board of directors, approving the Amended and Restated Enron Oil & Gas Company 1992 Stock Plan and ratifying the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

          (a) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

                                      Shares              Shares
    Nominee                             For              Withheld
    -------                            -----             --------
Fred C. Ackman                      146,788,441          217,627
Richard A. Causey                   146,325,089          680,979
James V. Derrick, Jr.               146,313,635          692,433
John H. Duncan                      146,790,406          215,662
Ken L. Harrison                     146,324,878          681,190
Forrest E. Hoglund                  146,327,832          678,236
Kenneth L. Lay                      146,329,849          676,219
Mark G. Papa                        146,331,844          674,224
Edward Randall, III                 146,775,374          230,694
Jeffrey K. Skilling                 146,332,412          673,656
Frank G. Wisner                     146,792,542          213,526

          (b) The Amended and Restated Enron Oil & Gas Company 1992 Stock Plan was approved by the following vote: 129,937,604 shares for; 16,737,923 shares against; and 330,541 shares abstaining.

          (c) The appointment of Arthur Andersen LLP, independent public accountants, as auditors for the year ending December 31, 1999 was approved by the following vote: 146,849,409 shares for; 70,408 shares against; and 86,251 shares abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

               Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENRON OIL & GAS COMPANY
                                  (Registrant)



Date:  July 30, 1999              By         /s/ W. C. WILSON
                                      --------------------------------
                                               W. C. Wilson
                                        Senior Vice President and
                                         Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit Number                Description
--------------                -----------
      12                      Computation of Ratio of Earnings to Fixed Charges

      27                      Financial Data Schedule