Form 10-Q
period 1999-09-30
EOG RESOURCES INC
filed 1999-11-12
CIK 821189

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                        --------------------------------

                                    FORM 10-Q

                        --------------------------------


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-9743

                               EOG RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         47-0684736
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

             1200 SMITH STREET, SUITE 300, HOUSTON, TEXAS 77002-7361
               (Address of principal executive offices) (zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 713-651-7000

                        --------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1999.

          TITLE OF EACH CLASS                            NUMBER OF SHARES
          -------------------                            ----------------
     Common Stock, $.01 par value                       119,182,078 shares


================================================================================

                               EOG RESOURCES, INC.

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                                                                              PAGE NO.
                                                                                                                   --------
          ITEM 1.     Financial Statements

          Consolidated Statements of Income - Three Months Ended September 30, 1999 and 1998
            and Nine Months Ended September 30, 1999 and 1998....................................................      3
          Consolidated Balance Sheets - September 30, 1999 and December 31, 1998.................................      4
          Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998..................      5
          Notes to Consolidated Financial Statements.............................................................      6

          ITEM 2.     Management's Discussion and Analysis of Financial Conditions and Results of
                         Operations..............................................................................     10

PART II.        OTHER INFORMATION

          ITEM 1.     Legal Proceedings..........................................................................     20

          ITEM 6.     Exhibits and Reports on Form 8-K...........................................................     20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               EOG RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                                            ----------------------    ----------------------
                                                                               1999         1998         1999         1998
                                                                            ---------    ---------    ---------    ---------
NET OPERATING REVENUES
Natural Gas
      Trade                                                                 $ 162,673    $ 142,107    $ 407,448    $ 406,787
      Associated Companies                                                     17,299       12,117       58,393       50,650
Crude Oil, Condensate and Natural Gas Liquids
      Trade                                                                    44,457       32,638      107,714       90,152
      Associated Companies                                                       (433)       2,005          826        7,559
Gains (Losses) on Sales of Reserves and Related Assets and Other, Net           2,784        2,395       (1,452)      19,252
                                                                            ---------    ---------    ---------    ---------
TOTAL                                                                         226,780      191,262      572,929      574,400

OPERATING EXPENSES
Lease and Well                                                                 22,432       24,488       70,039       72,254
Exploration Costs                                                              11,078       16,231       38,169       50,229
Dry Hole Costs                                                                  1,427        9,281        3,902       19,443
Impairment of Unproved Oil and Gas Properties                                   7,839        8,092       23,826       23,795
Depreciation, Depletion and Amortization                                      198,098       84,376      368,901      229,408
General and Administrative                                                     24,901       15,812       74,921       47,570
Taxes Other Than Income                                                        14,234       13,783       40,309       41,547
                                                                            ---------    ---------    ---------    ---------
TOTAL                                                                         280,009      172,063      620,067      484,246
                                                                            ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                                                       (53,229)      19,199      (47,138)      90,154

OTHER INCOME (EXPENSE)
Gain on Share Exchange                                                        575,151           --      575,151           --
Other, Net                                                                    (20,716)      (1,601)      37,574       (2,644)
                                                                            ---------    ---------    ---------    ---------
TOTAL                                                                         554,435       (1,601)     612,725       (2,644)
                                                                            ---------    ---------    ---------    ---------

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                               501,206       17,598      565,587       87,510
INTEREST EXPENSE, NET                                                          16,925       13,629       45,966       33,162
                                                                            ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                                    484,281        3,969      519,621       54,348
INCOME TAX PROVISION (BENEFIT)                                                (28,640)      (1,975)     (19,004)       8,142
                                                                            ---------    ---------    ---------    ---------

NET INCOME                                                                  $ 512,921    $   5,944    $ 538,625    $  46,206
                                                                            =========    =========    =========    =========

NET INCOME PER SHARE OF COMMON STOCK
      Basic                                                                 $    3.75    $    0.04    $    3.64    $    0.30
                                                                            =========    =========    =========    =========
      Diluted                                                               $    3.68    $    0.04    $    3.60    $    0.30
                                                                            =========    =========    =========    =========

AVERAGE NUMBER OF COMMON SHARES
      Basic                                                                   136,750      154,083      148,103      154,559
                                                                            =========    =========    =========    =========
      Diluted                                                                 139,204      154,409      149,758      155,234
                                                                            =========    =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                               EOG RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                       1999             1998
                                                                    -----------      -----------
                                                                    (UNAUDITED)
                            ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                           $    18,840      $     6,303
Accounts Receivable
      Trade                                                             135,165          176,608
      Associated Companies                                                   --           16,980
Inventories                                                              20,500           39,581
Other                                                                    27,930            6,878
                                                                    -----------      -----------
TOTAL                                                                   202,435          246,350

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                    4,782,982        4,814,425
   Less:  Accumulated Depreciation, Depletion and Amortization       (2,458,712)      (2,138,062)
                                                                    -----------      -----------
      Net Oil and Gas Properties                                      2,324,270        2,676,363
OTHER ASSETS                                                             70,577           95,382
                                                                    -----------      -----------
TOTAL ASSETS                                                        $ 2,597,282      $ 3,018,095
                                                                    ===========      ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
      Trade                                                         $   153,036      $   159,690
      Associated Companies                                                   --           46,597
Accrued Taxes Payable                                                    20,557           20,087
Dividends Payable                                                         3,686            4,710
Other                                                                    34,817           31,550
                                                                    -----------      -----------
TOTAL                                                                   212,096          262,634

LONG-TERM DEBT
      Trade                                                           1,165,225          942,779
      Affiliate                                                              --          200,000
OTHER LIABILITIES
      Trade                                                              33,682           21,516
      Associated Companies                                                   --           46,327
DEFERRED INCOME TAXES                                                   233,524          260,337
DEFERRED REVENUE                                                          1,049            4,198
SHAREHOLDERS' EQUITY
Common Stock, $.01 Par, 320,000,000 Shares Authorized;
   124,730,000 Shares Issued at September 30, 1999 and
   160,000,000 Shares Issued at December 31, 1998                       201,247          201,600
Additional Paid In Capital                                                   --          401,524
Unearned Compensation                                                    (1,262)          (4,900)
Cumulative Foreign Currency Translation Adjustment                      (25,264)         (35,848)
Retained Earnings                                                       904,862          838,371
Common Stock Held in Treasury, 5,568,870 shares at
   September 30, 1999 and 6,276,156 shares at December 31, 1998        (127,877)        (120,443)
                                                                    -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                                              951,706        1,280,304
                                                                    -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 2,597,282      $ 3,018,095
                                                                    ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               EOG RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              ------------------------
                                                                                 1999           1998
                                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                                    $ 538,625      $  46,206
Items Not Requiring Cash
      Depreciation, Depletion and Amortization                                  368,901        229,408
      Impairment of Unproved Oil and Gas Properties                              23,826         23,795
      Deferred Income Taxes                                                     (17,601)        (5,039)
      Other, Net                                                                 23,849          5,080
Exploration Costs                                                                38,169         50,229
Dry Hole Costs                                                                    3,902         19,443
Losses (Gains) on Sales of Reserves and Related Assets and Other, Net             4,608        (13,319)
Gains on Sales of Other Assets                                                  (59,647)            --
Gain on Share Exchange                                                         (575,151)            --
Other, Net                                                                      (15,982)        (7,230)
Changes in Components of Working Capital and Other Liabilities
      Accounts Receivable                                                          (788)        44,319
      Inventories                                                                 3,496         (3,016)
      Accounts Payable                                                          (21,252)       (25,379)
      Accrued Taxes Payable                                                       3,358           (759)
      Other Liabilities                                                         (18,818)       (24,304)
      Other, Net                                                                (16,376)         2,176
Amortization of Deferred Revenue                                                     --        (32,419)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                                             (4,620)         9,782
                                                                              ---------      ---------
NET OPERATING CASH INFLOWS                                                      278,499        318,973
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                            (294,875)      (580,182)
Exploration Costs                                                               (38,169)       (50,229)
Dry Hole Costs                                                                   (3,902)       (19,443)
Proceeds from Sales of Reserves and Related Assets                                7,817         54,780
Proceeds from Sales of Other Assets                                              82,965             --
Changes in Components of Working Capital Associated with
   Investing Activities                                                             758         (9,782)
Other, Net                                                                        3,284         (6,390)
                                                                              ---------      ---------
NET INVESTING CASH OUTFLOWS                                                    (242,122)      (611,246)
FINANCING CASH FLOWS
Long-Term Debt
      Trade                                                                     222,446        429,312
      Affiliate                                                                (200,000)       (96,200)
Proceeds from Equity Offering                                                   577,939             --
Dividends Paid                                                                  (13,828)       (13,903)
Treasury Stock Purchased                                                             --        (25,301)
Proceeds from Sales of Treasury Stock                                            13,791          2,263
Equity Contribution to Transferred Subsidiaries                                (608,750)            --
Other, Net                                                                      (15,438)        (3,987)
                                                                              ---------      ---------
NET FINANCING CASH INFLOWS (OUTFLOWS)                                           (23,840)       292,184
                                                                              ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 12,537            (89)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  6,303          9,330
                                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  18,840      $   9,241
                                                                              =========      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               EOG RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of EOG Resources, Inc. and subsidiaries (the "Company") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Enron Oil & Gas Company (see Note 2 related to the change of the Company name) Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1998 (the "Company's 1998 Annual Report").

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

     As more fully discussed in Notes 1 and 14 to the consolidated financial statements included in the Company's 1998 Annual Report, the Company engages in price risk management activities from time to time primarily for non-trading and to a lesser extent for trading purposes. Derivative financial instruments (primarily price swaps and costless collars) are utilized for non-trading purposes to hedge the impact of market fluctuations on natural gas and crude oil market prices. Hedge accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. Gains and losses on derivative financial instruments used for hedging purposes are recognized as revenue in the same period as the hedged item. The gains or losses are recorded in Net Operating Revenues for Natural Gas - Associated Companies and Crude Oil, Condensate and Natural Gas Liquids - Associated Companies through August 1999. Gains or losses are currently recorded in Trade as a result of the Share Exchange Agreement ("Share Exchange") described in Note 2. Gains and losses on hedging instruments that are closed prior to maturity are deferred in the consolidated balance sheets. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses using the mark-to-market method of accounting. Derivative and other financial instruments utilized in connection with trading activities, primarily price swaps and call options, are accounted for using the mark-to-market method, under which changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The cash flow impact of derivative and other financial instruments used for non-trading and trading purposes is reflected as cash flows from operating activities in the consolidated statements of cash flows.

2. On August 16, 1999, the Company and Enron Corp. completed the Share Exchange whereby the Company received 62,270,000 shares of the Company's common stock out of 82,270,000 shares owned by Enron Corp. in exchange for all the stock of the Company's subsidiary, EOGI-India, Inc. Prior to the Share Exchange, the Company made an indirect capital contribution of approximately $600 million in cash, plus certain intercompany receivables, to EOGI-India, Inc. At the time of completion of this transaction, this subsidiary owned, through subsidiaries, all of the Company's assets and operations in India and China. The Company recognized a $575 million tax-free gain on the Share Exchange based on the fair value of the shares received, net of transaction fees of $14 million. Immediately following the Share Exchange, the Company retired the 62,270,000 shares of the Company's common stock received in the transaction. The weighted average basis in the treasury shares retired was first deducted from and fully eliminated existing additional paid in capital with the remaining value deducted from retained earnings. This transaction is a tax-free exchange to the Company. On August 30, 1999, the Company changed its corporate name to "EOG Resources, Inc." from "Enron Oil & Gas Company" and has since made similar changes to its subsidiaries' names.

     On July 23, 1999, the Company filed a registration statement with the Securities and Exchange Commission for the public offering of 27,000,000 shares of the Company's common stock. The public offering was completed on August 16, 1999, and the net proceeds were used to fund a significant portion of the cash capital contribution in connection with the Share Exchange. As a result of the public offering and the retirement of 62,270,000 shares of the Company's common stock previously mentioned, the number of shares of the Company's common stock issued was reduced to 124,730,000 from 160,000,000 prior to the Share Exchange. As of November 1, 1999, the Company had in its treasury 5,547,922 shares of its common stock issued, reducing the number of shares outstanding to 119,182,078 shares.

                               EOG RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Immediately prior to the closing of the Share Exchange, Enron Corp. owned 82,270,000 shares of the Company's common stock, representing approximately
     53.5 percent of all of the shares of the Company's common stock that were issued and outstanding. As a result of the closing of the Share Exchange, the sale by Enron Corp. of 8,500,000 shares of the Company's common stock as a selling stockholder in the public offering referred to above, and the completion on August 17, 1999 and August 20, 1999 of the offering of Enron Corp. notes automatically exchangeable into up to 11,500,000 shares of the Company's common stock, Enron Corp's maximum remaining interest in the Company after the automatic conversion of its notes on July 31, 2002, will be under two percent (assuming the notes are exchanged for less than the 11,500,000 shares of the Company's common stock). As a result, beginning with the Share Exchange all transactions with Enron Corp. and its affiliates have been classified as Trade.

     Effective as of August 16, 1999, the closing date of the Share Exchange, the members of the board of directors of the Company who were officers or directors of Enron Corp. resigned their positions as directors of the Company.

     As a result of the change to the Company's portfolio of assets subsequent to the Share Exchange, the Company conducted a re-evaluation of its overall business. As a result of this re-evaluation, some of the Company's projects were no longer deemed central to its business. The Company incurred non-cash charges in connection with the impairment and/or the Company's decision to dispose of such projects of $89 million after-tax. In the United States operating segment, a pre-tax charge of $78 million was recorded to depreciation, depletion and amortization expense for impairment. The carrying values for assets determined to be impaired were adjusted to estimated fair values based on projected future discounted net cash flows for such assets. In the Other operating segment, a pre-tax charge of $36 million was recorded to depreciation, depletion and amortization expense to fully write-off the Company's basis and a pre-tax charge of $19 million was recorded to other income (expense) - other, net for the estimated exit costs related to the Company's decision to dispose of certain international operations. Net losses for such operations for the three-month and nine-month periods ended September 30, 1999 excluding these charges were $1 million and $2 million respectively.

     On July 28, 1999, the Company executed a series of new credit agreements aggregating $1.3 billion (the "Credit Facilities"). At the same time, the Company cancelled its existing credit facilities totaling $450 million. Of the $1.3 billion, $500 million was set to expire in 364 days (the "Interim Facility"), $400 million was structured as a 364-day revolving credit facility with a one-year term option subsequent to the revolving period and $400 million was structured as a five-year revolving credit facility. The Interim Facility was cancelled subsequent to the completion of the equity issuance mentioned above. The Credit Facilities contain financial covenants which may restrict to some extent the Company's ability to incur additional indebtedness. Management of the Company does not view these covenants as being materially restrictive given current market conditions.

3. Natural gas revenues, trade for the three-month and nine-month periods ended September 30, 1999 and 1998, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $13.6 million, $9.3 million, $34.5 million and $33.6 million, respectively. Natural gas revenues, associated for the three-month and nine-month periods ended September 30, 1999 and 1998, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $0.1 million, $12.2 million, $13.5 million and $36.6 million, respectively.

4. Income tax provision (benefit) for the three-month and nine-month periods ended September 30, 1999 and 1998 includes a tax provision of $1.9 million, a tax benefit of $5.4 million, a tax benefit of $1.3 million and a tax benefit of $9.2 million, respectively, related to tight gas sand federal income tax credit utilization. Income tax provision (benefit) for interim periods is calculated using the estimated annual effective income tax rate method. The $1.9 million provision for the three months ended September 30, 1999, in tight gas sand federal income tax credits is the result of this method which calculated lower year-to-date tight gas sands federal income tax credits (based on the percentage of estimated pre-tax income for the year realized) at September 30, 1999 as compared to June 30, 1999.

     Additionally, income tax provision (benefit) for the three-month and nine-month periods ended September 30, 1999 includes a benefit of $16.5 million from the charges related to international assets no longer central to the Company's business. Income tax provision (benefit) for the nine-month period ended September 30, 1999 also includes a benefit of $4.4 million from the anticipated disposition of certain international assets. Income tax provision (benefit) for the nine-month period ended September 30, 1998 includes a benefit of $3.4 million from certain international costs and other benefits of $5.0 million from the resolution of certain state and international issues.

                               EOG RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. The difference between the average number of common shares outstanding for basic and diluted net income per share of common stock is due to the assumed issuance of approximately 2,454,000, 326,000, 1,655,000 and 675,000 common shares relating to employee stock options in the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.

6. The Company's total comprehensive income (loss) was $513.8 million, $(2.5) million, $549.2 million and $30.8 million for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively. The only adjustment made to net income in the periods was for a foreign currency translation gain of $0.9 million, loss of $8.4 million, gain of $10.6 million and loss of $15.4 million for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.

7. Selected financial information about operating segments is reported below for the three-month and nine-month periods ended September 30, 1999 and 1998:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                           ------------------------      ------------------------
                                              1999           1998           1999           1998
                                           ---------      ---------      ---------      ---------
NET OPERATING REVENUES
      United States                        $ 172,692      $ 138,547      $ 414,961      $ 422,560
      Canada                                  27,238         16,099         64,548         48,809
      Trinidad                                15,474         18,650         48,163         49,430
      India(1)                                11,289         17,946         51,554         53,592
      China(1)                                    --             10              4             10
      Other                                       87             10         (6,301)            (1)
                                           ---------      ---------      ---------      ---------
      TOTAL                                $ 226,780      $ 191,262      $ 572,929      $ 574,400
                                           =========      =========      =========      =========

OPERATING INCOME (LOSS)
      United States                        $ (41,297)     $   3,999      $ (57,907)     $  46,128
      Canada                                  12,303          1,474         21,150          6,237
      Trinidad                                 8,312         11,131         27,949         29,827
      India(1)                                 9,869         10,392         25,699         29,844
      China(1)                                (3,461)        (2,316)        (8,459)        (6,220)
      Other                                  (38,955)        (5,481)       (55,570)       (15,662)
                                           ---------      ---------      ---------      ---------
      TOTAL                                  (53,229)        19,199        (47,138)        90,154

RECONCILING ITEMS
      Other Income (Expense), Net            554,435         (1,601)       612,725         (2,644)
      Interest Expense, Net                   16,925         13,629         45,966         33,162
                                           ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES                 $ 484,281      $   3,969      $ 519,621      $  54,348
                                           =========      =========      =========      =========

------------------------

 (1)  See Note 2.

8. On July 21, 1999, two stockholders of the Company filed separate lawsuits purportedly on behalf of the Company against Enron Corp. and directors of the Company, alleging that Enron Corp. and directors of the Company breached their fiduciary duties of good faith and loyalty in approving the Share Exchange described in Note 2 above. The lawsuits have been consolidated and seek to temporarily and permanently enjoin the Share Exchange and seek to rescind the transaction or to receive monetary damages and costs and expenses, including reasonable attorneys' and experts' fees. The Company, Enron Corp. and directors of the Company believe the lawsuits are without merit and intend to vigorously contest them.

     There are various other suits and claims against the Company that have arisen in the ordinary course of business. However, management does not believe these suits and claims will individually or in the aggregate have a material adverse effect on the financial condition or results of operations of the Company. The Company has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a materially adverse effect on the financial condition or results of operations of the Company.

                    ITEM 1. FINANCIAL STATEMENTS (CONCLUDED)
                               EOG RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after a transition date to be selected by the Company of either December 31, 1997 or December 31, 1998.

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

10. During the first and second quarters of 1999, the Company sold its 3.2 million options to purchase common stock of Enron Corp. having a strike price of $39.1875 per share. In the first quarter of 1999, the Company sold
     1.6 million options at an average price of $24.81 ($64.00 Enron Corp. stock price equivalent), realizing net proceeds of $40 million and a gain of $28 million pre-tax ($18 million after-tax). Early in the second quarter, the Company sold the remaining 1.6 million options at an average price of $27.07 ($66.26 Enron Corp. stock price equivalent), realizing net proceeds of $43 million and a gain of $32 million pre-tax ($21 million after-tax). The gain on sale of the options is included in the other income (expense) - other, net on the Consolidated Statements of Income. These transactions were completed prior to Enron Corp. effecting a two-for-one stock split.

11. As a result of the re-evaluation of the Company's portfolio of assets following the Share Exchange, on November 12, 1999 senior management proposed to the Board of Directors ("the Board") of the Company to defer the development of the Big Piney Madison deep Paleozoic formation methane reserves in Wyoming for the foreseeable future. The basis for this recommendation was the substantial capital cost required to develop the project relative to the Company's anticipated spending budget for the next several years as well as the project's anticipated rate of return compared to other investment opportunities currently available to the Company. The Board approved the recommendation. As a result, the 1.2 trillion cubic feet of methane reserves in the formation, which are located on acreage owned by the Company and held by production for the foreseeable future, and are currently classified as proved undeveloped reserves, will be removed from that classification. As a result of the value of other proved reserves existing in this field, no asset value write-off will result from this reduction of proved undeveloped methane reserves. However the reserve reduction will have the effect of increasing Big Piney depreciation, depletion and amortization expense by approximately $6.5 million per quarter beginning in the fourth quarter of 1999. At December 31, 1998, these reserves represented approximately $155 million or 7% of the Company's Standardized Measure of Discounted Future Net Cash Flows as adjusted for the sale of the India and China reserves discussed in Note 2.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               EOG RESOURCES, INC.

     The following review of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. (the "Company") and Notes thereto.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998

     The Company generated third quarter net income of $513 million compared to net income of $6 million for the third quarter of 1998. Included in the 1999 third quarter net income are a net gain of $575 million from the Share Exchange Agreement ("Share Exchange") described in Note 2 of the Notes to the Consolidated Financial Statements, non-recurring charges of $89 million primarily related to assets determined no longer central to the company's business (See Note 2 of the Notes to the Consolidated Financial Statements), and $6 million of other general and administrative expenses related to the completion of the Share Exchange. Net operating revenues were $227 million compared to $191 million for the third quarter of 1998. Following is an explanation of the variances causing this increase.

     Wellhead volume and price statistics are summarized below:



                                                              1999          1998
                                                           ---------     ---------
NATURAL GAS VOLUMES (MMcf PER DAY)(1)
      United States                                              642           692(2)
      Canada                                                     117           106
                                                           ---------     ---------
         North America                                           759           798
      Trinidad                                                   114           163
      India(3)                                                    38            58
                                                           ---------     ---------
         TOTAL                                                   911         1,019
                                                           =========     =========

AVERAGE NATURAL GAS PRICES ($/Mcf)(4)
      United States                                        $    2.40     $    1.82(5)
      Canada                                                    1.99          1.28
         North America Composite                                2.34          1.75
      Trinidad                                                  1.07          1.03
      India(3)                                                  1.94          2.34
         COMPOSITE                                              2.16          1.67

CRUDE OIL/CONDENSATE VOLUMES (MBbl PER DAY)(1)
      United States                                             14.6          16.6
      Canada                                                     2.7           2.8
                                                           ---------     ---------
         North America                                          17.3          19.4
      Trinidad                                                   2.4           3.1
      India(3)                                                   2.9           5.1
                                                           ---------     ---------
         TOTAL                                                  22.6          27.6
                                                           =========     =========

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/Bbl)(4)
      United States                                        $   20.33     $   12.54
      Canada                                                   18.88         11.53
         North America Composite                               20.10         12.39
      Trinidad                                                 19.60         11.37
      India(3)                                                 17.43         11.59
         COMPOSITE                                             19.71         12.13

NATURAL GAS EQUIVALENT VOLUMES (MMcfe PER DAY)(6)
      United States                                              743           810(2)
      Canada                                                     139           129
                                                           ---------     ---------
         North America                                           882           939
      Trinidad                                                   128           181
      India(3)                                                    55            89
                                                           ---------     ---------
         TOTAL                                                 1,065         1,209
                                                           =========     =========

TOTAL Bcfe(6) DELIVERIES                                          98           111(2)

---------------------

(1)  Million cubic feet per day or thousand barrels per day, as applicable.

(2) Includes 48 MMcf per day delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended. Delivery obligations were terminated in December 1998.

(3)  See Note 2 to the Consolidated Financial Statements.

(4)  Dollars per thousand cubic feet or per barrel, as applicable.

(5) Includes an average equivalent wellhead value of $1.36 per Mcf for the volumes described in note (2), net of transportation costs.

(6) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                               EOG RESOURCES, INC.

     Wellhead revenues increased 19% to $226 million in the third quarter of 1999 compared to $190 million in the third quarter of 1998.

     Average wellhead crude oil and condensate prices were approximately 62% higher than the comparable period in 1998, increasing net operating revenues by $16 million. Average wellhead natural gas prices were up by 29%, increasing net operating revenues by $42 million. Third quarter 1999 wellhead natural gas deliveries were approximately 11% lower than the comparable period in 1998 decreasing net operating revenues by $17 million. The decrease in volumes is primarily due to the Share Exchange and decreased deliveries in North America primarily in the South Texas area, and Trinidad primarily due to decreased nominations and the shut-in of a well in accordance with the terms of a gas balancing agreement. See Note 2 in the Notes to the Consolidated Financial Statements for a discussion of the Share Exchange. Wellhead crude oil and condensate deliveries were 18% lower than the prior year period decreasing net operating revenues by $6 million. The decrease is primarily attributable to the Share Exchange and decreased deliveries in North America.

     Operating expenses of $280 million for the third quarter of 1999 were approximately $108 million higher than the third quarter of 1998. Depreciation, depletion and amortization ("DD&A") expense increased approximately $114 million compared to the prior year period, primarily reflecting a non-recurring charge of $114 million related primarily to assets determined no longer central to the Company's business. General and administrative ("G&A") expense was $9 million higher than the prior year period primarily due to non-recurring costs of $9 million related to the completion of the Share Exchange. Exploration and dry hole costs were $13 million lower than the third quarter of 1998 primarily due to decreased exploratory drilling and other exploration activities.

     The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense, and taxes other than income averaged $2.82 per Mcfe during the third quarter of 1999 compared to $1.37 per Mcfe during the third quarter of 1998. The increase is primarily due to a higher per unit rate of interest, G&A and DD&A expenses. Excluding the previously mentioned non-recurring charges of $114 million in DD&A and $9 million in G&A, the per unit operating costs of the Company were $1.56 per Mcfe in the third quarter of 1999. The adjusted per unit operating costs were $0.19 higher compared to $1.37 per Mcfe for the third quarter of 1998 primarily due to a higher per unit rate of interest as a result of higher debt and a higher per unit rate of DD&A in North America.

     Other income (expense) for the third quarter of 1999 included a $575 million net gain from the Share Exchange and an $18.7 million charge for estimated exit costs related to the Company's decision to dispose of certain international assets. (See Note 2 to the Consolidated Financial Statements).

     Income tax benefit for the three-month periods ended September 30, 1999 and 1998 was $28.6 million and $2.0 million, respectively. The increase in tax benefit is due primarily to the non-recurring charges related primarily to assets determined no longer central to the Company's business.

     Federal income taxes accrued in the three-month periods ended September 30, 1999 and 1998 were calculated using the estimated annual effective income tax rate.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                               EOG RESOURCES, INC.

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

     In the first nine months of 1999, the Company generated net income of $539 million compared to net income of $46 million for the first nine months of 1998. Included in the 1999 net income are a net gain of $575 million from the Share Exchange described in Note 2 of the Notes to the Consolidated Financial Statements, a gain of $39 million on sale of 3.2 million Enron Corp. common stock options held by the Company and non-recurring charges of $89 million related primarily to assets determined no longer central to the company's business (See Note 2 of the Notes to the Consolidated Financial statements), $3 million related to the potential sale of the Company by Enron Corp. prior to the Share Exchange, $3 million related to personnel expenses, $5 million pursuant to a change in strategy related to the pursuit of certain offshore operations by the Company, and $6 million of other general and administrative expenses related to the completion of the Share Exchange. Net operating revenues for the first nine months of 1999 were $573 million compared to $574 million for the comparable period of 1998.

     Wellhead volume and price statistics are as follows:

                                                      1999          1998
                                                   ---------     ---------
NATURAL GAS VOLUMES (MMcf PER DAY)
   United States                                         653           653(1)
   Canada                                                112           102
                                                   ---------     ---------
       North America                                     765           755
   Trinidad                                              132           135
   India(2)                                               61            53
                                                   ---------     ---------
       TOTAL                                             958           943
                                                   =========     =========

AVERAGE NATURAL GAS PRICES ($/Mcf)
   United States                                   $    2.00     $    1.95(3)
   Canada                                               1.68          1.36
       North America Composite                          1.95          1.87
   Trinidad                                             1.07          1.06
   India(2)                                             1.95          2.52
       COMPOSITE                                        1.83          1.79

CRUDE OIL/CONDENSATE VOLUMES (MBbl PER DAY)
   United States                                        13.6          13.8
   Canada                                                2.7           2.7
                                                   ---------     ---------
       North America                                    16.3          16.5
   Trinidad                                              2.5           2.9
   India(2)                                              5.4           4.7
                                                   ---------     ---------
       TOTAL                                            24.2          24.1
                                                   =========     =========

AVERAGE CRUDE OIL/CONDENSATE PRICES ($/Bbl)
   United States                                   $   16.23     $   13.35
   Canada                                              15.02         12.34
       North America Composite                         16.02         13.18
   Trinidad                                            14.32         12.85
   India(2)                                            12.80         13.31
       COMPOSITE                                       15.13         13.17

NATURAL GAS EQUIVALENT VOLUMES (MMcfe PER DAY)
   United States                                         750           753(1)
   Canada                                                132           124
                                                   ---------     ---------
       North America                                     882           877
   Trinidad                                              147           153
   India(2)                                               94            81
                                                   ---------     ---------
       TOTAL                                           1,123         1,111
                                                   =========     =========

TOTAL Bcfe DELIVERIES                                    307           303(1)

---------------

(1) Includes 48 MMcf per day delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended. Delivery obligations were terminated in December 1998.

(2)  See Note 2 to the Consolidated Financial Statements.

(3) Includes an average equivalent wellhead value of $1.51 per Mcf for the volumes described in note (1), net of transportation costs.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                               EOG RESOURCES, INC.

     Wellhead revenues increased approximately 6% to $587 million in the first nine months of 1999 compared to $556 million in the first nine months of 1998.

     During the first nine months of 1999, average wellhead natural gas prices were 2% higher than the comparable period of 1998 increasing net operating revenues by approximately $10 million. Average wellhead crude oil and condensate prices were up by 15% increasing net operating revenues by approximately $13 million.

     Wellhead natural gas volumes were 2% higher than the comparable period in 1998 increasing net operating revenues by approximately $7 million, due primarily to increased deliveries in India and North America, partially offset by decreased deliveries in Trinidad and the effects of the Share Exchange, described in Note 2 of the Notes to the Consolidated Financial Statements.

     Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions, and 1998 margins related to the volumetric production payment decreased net operating revenues by $13 million compared to a revenue decrease of $1 million in the first nine months of 1998. This variance was primarily due to a $4 million revenue decrease from natural gas price hedging contracts closed in prior periods and an $8 million revenue decrease from natural gas marketing activities in the first nine months of 1999 (see Note 14 to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K), as compared to a $2 million revenue increase related to natural gas price hedging and trading activities and a $6 million revenue decrease from natural gas marketing activities in the first nine months of 1998.

     Gains (losses) on sales of reserves and related assets and other, net totaled a loss of $1 million in the first nine months of 1999 compared to a net gain of $19 million in the comparable prior year period. The difference is due primarily to a $6 million loss related to the anticipated disposition of certain international assets in the first nine months of 1999 compared to a $27 million gain on sale of certain South Texas properties, partially offset by a $14 million provision for loss on certain physical natural gas contracts in the first nine months of 1998.

     During the first nine months of 1999, operating expenses of $620 million were approximately $136 million higher than the comparable period in 1998. DD&A increased approximately $139 million compared to the prior year period, primarily reflecting non-recurring charges of $8 million recorded pursuant to a change in strategy related to the pursuit of certain offshore operations by the Company, and $114 million related primarily to assets determined no longer central to the Company's business and increased production volumes. G&A was $27 million higher than the prior year period primarily due to expanded operations, settlement of certain commercial disputes with third parties and non-recurring costs of $5 million related to the potential sale of the Company, $4 million related to personnel expenses and $9 million related to the completion of the Share Exchange. Exploration and dry hole costs were $28 million lower than the first nine months of 1998 primarily due to decreased exploratory drilling and other exploration activities and improved success on wildcat drilling prospects.

     The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense and taxes other than income averaged $1.96 per Mcfe for the first nine months of 1999 compared to $1.40 per Mcfe in 1998. This increase is primarily due to a higher per unit rate of G&A, interest and DD&A expenses, partially offset by a lower per unit rate of lease and well expense and taxes other than income. Excluding the previously mentioned non-recurring charges of $122 million in DD&A and $18 million in G&A, the per unit operating costs for the Company were $1.50 per Mcfe in the first nine months of 1999. The adjusted per unit operating costs were $0.10 higher compared to $1.40 per Mcfe for the comparable period in 1998 primarily due to a higher per unit rate of interest as a result of higher debt and a higher per unit rate of DD&A in North America.

     Other income (expense), for the first nine months of 1999 included a $575 million net gain from the Share Exchange (See Note 2 to the Consolidated Financial Statements), a $59.6 million gain on the sale of 3.2 million options owned by the Company to purchase Enron Corp. common stock (See Note 10 to the Consolidated Financial Statements), and an $18.7 million charge for estimated exit costs related to the Company's decision to dispose of certain international assets.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                               EOG RESOURCES, INC.

     Income tax benefit of $19.0 million for the first nine months of 1999 compares to a provision of $8.1 million for the first nine months of 1998. The decrease in income taxes was primarily due to the lower taxable income, benefits related to the Company's decision to dispose of certain international assets and benefits related to charges associated with assets determined no longer central to the Company's business.

     Federal income taxes accrued in the nine-month interim periods are calculated using the estimated annual effective income tax rate.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of cash during the nine months ended September 30, 1999 included funds generated from operations, proceeds from an equity offering, proceeds from the sale of options to purchase Enron Corp. common stock and proceeds from new borrowings. Primary cash outflows included funds used in operations, exploration and development expenditures, dividends paid to Company shareholders, funds used in the Share Exchange and the repayment of debt.

     Net operating cash flows of $278 million for the first nine months of 1999 decreased approximately $40 million as compared to the first nine months of 1998 primarily reflecting lower operating revenues, higher interest expense and higher cash operating expenses, partially offset by the effects of terminating the volumetric production payment in December of 1998.

     Net investing cash outflows of approximately $242 million for the first nine months of 1999 decreased by $369 million versus the comparable prior year period due primarily to reduced exploration and development expenditures and proceeds related to the sale of options to purchase Enron Corp. common stock, partially offset by lower proceeds from sales of reserves and related assets. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

     Exploration and development expenditures for the first nine months of 1999 and 1998 are as follows (in millions):

                              1999     1998
                              ----     ----
United States                 $246     $523
Canada                          51       33
                              ----     ----
     North America             297      556
Trinidad                         3       20
India(1)                        25       38
China(1)                         9        2
Other                            3       34
                              ----     ----
TOTAL                         $337     $650
                              ====     ====

-----------------
(1)  See Note 2 to the Consolidated Financial Statements.

     Exploration and development expenditures of $337 million for the first nine months of 1999 were $313 million lower than the prior year period due primarily to a reduced level of service industry costs as well as reduced spending on the North America, Trinidad and India drilling and acquisition programs.

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

     Cash used by financing activities was $24 million for the first nine months of 1999 versus a cash inflow of $292 million for the comparable prior year period. Financing activities for 1999 included funds used in the Share Exchange of $609 million and dividend payments of $14 million, partially offset by net addition to long-term debt of $22 million, net proceeds from an equity offering of $578 million and proceeds of $14 million from the exercise of stock options by employees. Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of the Company for the foreseeable future.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                               EOG RESOURCES, INC.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                               EOG RESOURCES, INC.

     As of October 31, 1999, the Company has substantially completed its implementation of the Project, as shown in the following tables. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed. All dates are only relevant for the initial iteration of the applicable stage of the Project.

    YEAR 2000 PROJECT READINESS

                                       Inventory  Assessment  Analysis  Conversion   Testing   Y2K-Ready   Contingency Plan
                                       ---------  ----------  --------  ----------   -------   ---------   ----------------
    Mission-Critical Internal Items    C          C           C         C            C         C           C
    Mission-Critical Outside Entities  C          C           C         C            C         C           C

      Legend:  C = Complete

    YEAR 2000 PROJECT ESTIMATED COMPLETION DATES

                                       Inventory  Assessment  Analysis  Conversion   Testing   Y2K-Ready   Contingency Plan
                                       ---------  ----------  --------  ----------   -------   ---------   ----------------
    Mission-Critical Internal Items    12/98      3/99        3/99      6/99         9/99      9/99        9/99
    Mission-Critical Outside Entities   3/99      6/99        6/99      9/99         9/99      9/99        9/99

     It is important to recognize that the processes of inventorying, assessing, analyzing, converting (where necessary), testing, and developing contingency plans for mission-critical items in anticipation of the Year 2000 event are in many instances iterative processes, requiring a repeat of some or all of these processes as the Company learns more about the Year 2000 problem and its effects on internal business information systems and on Outside Systems, and about the effects of embedded microprocessors on systems and business operations. The Company anticipates that it will continue with these processes through January 1, 2000 and on into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

     The Project envisioned verification and validation of certain mission-critical facilities and functions by independent consultants. These consultants participated to varying degrees in many or all of the stages, including the inventory, assessment, and testing phases. The Company has utilized Raytheon Engineers & Constructors, Inc. to assist Company personnel in the inventory and assessment phases of onshore and offshore and domestic and international operations.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                               EOG RESOURCES, INC.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                               EOG RESOURCES, INC.

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

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)
                               EOG RESOURCES, INC.

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

                           PART II. OTHER INFORMATION

                               EOG RESOURCES, INC.

ITEM 1.   Legal Proceedings

     See Part 1, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               Current Report on Form 8-K filed on August 31, 1999, to report the Share Exchange on August 16, 1999, in Item 2 - Acquisition and Disposition of Assets, the change of the Company's name on August 30, 1999, in Item 5 - Other Events, and pro forma financial information in Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EOG RESOURCES, INC.
                                       (Registrant)



Date:  November 12, 1999               By /S/ W. C. WILSON
                                          --------------------------------------
                                          W. C. Wilson
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Date:  November 12, 1999               By /S/ T. K. DRIGGERS
                                          --------------------------------------
                                          T. K. Driggers
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------

Exhibit 12     -       Computation of Ratio of Earnings to Fixed Charges

Exhibit 27     -       Financial Data Schedule