Form 10-Q
period 2000-03-31
EOG RESOURCES INC
filed 2000-05-10
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 Form 10-Q




x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 1-9743

                            EOG RESOURCES, INC.
          (Exact name of registrant as specified in its charter)

                     Delaware                     47-0684736
                  (State or other               (I.R.S. Employer
                   jurisdiction                 Identification No.)
                of incorporation or
                   organization)

          1200 Smith Street, Suite 300, Houston, Texas 77002-7361
           (Address of principal executive offices)  (zip code)

     Registrant's telephone number, including area code: 713-651-7000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000.

          Title of each class                     Number of shares
       Common Stock, $.01 par value                 117,363,177

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



  PART I.  FINANCIAL  INFORMATION                                       Page No.

     ITEM 1.  Financial Statements

     Consolidated Statements of Income - Three Months Ended March 31,
         2000 and 1999...................................................  3
     Consolidated Balance Sheets - March 31, 2000 and December 31, 1999.. 4 Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 2000 and 1999.........................................  5
     Notes to Consolidated Financial Statements..........................  6

     ITEM 2. Management's Discussion and Analysis of Financial
         Conditions and Results of Operations............................ 10

  PART II. OTHER INFORMATION

     ITEM  1. Legal Proceedings.......................................... 14

     ITEM  6. Exhibits and Reports on Form 8-K........................... 14

                    PART I.  FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS
                          EOG RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands Except Per Share Amounts)
                              (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                                 2000       1999
                                                               -------    -------
  NET OPERATING REVENUES
  Natural Gas
    Trade                                                      $179,283   $117,267
    Associated Companies                                            -       12,843
  Crude Oil, Condensate and Natural Gas Liquids
    Trade                                                        72,530     26,517
    Associated Companies                                            -        1,036
  Gains on Sales of Reserves and Related Assets and Other, Net      629      1,291
                                                               --------   --------
  TOTAL                                                         252,442    158,954

  OPERATING EXPENSES
  Lease and Well                                                 26,285     24,069
  Exploration Costs                                              12,945     16,789
  Dry Hole Costs                                                  5,761        345
  Impairment of Unproved Oil and Gas Properties                   7,957      8,003
  Depreciation, Depletion and Amortization                       84,582     82,022
  General and Administrative                                     16,287     23,635
  Taxes Other Than Income                                        18,415     13,695
                                                               --------   --------
  TOTAL                                                         172,232    168,558
                                                               --------   --------
  OPERATING INCOME (LOSS)                                        80,210     (9,604)

  OTHER INCOME, NET                                                  17     26,938
                                                               --------   --------
  INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                80,227     17,334
  INTEREST EXPENSE, NET                                          14,568     14,267
                                                               --------   --------
  INCOME BEFORE INCOME TAXES                                     65,659      3,067
  INCOME TAX PROVISION (BENEFIT)                                 24,169     (1,999)
                                                               --------   --------
  NET INCOME                                                     41,490      5,066
  PREFERRED STOCK DIVIDENDS                                      (2,654)       -
                                                               --------   --------
  NET INCOME AVAILABLE TO COMMON                               $ 38,836   $  5,066
                                                               ========   ========
  NET INCOME PER SHARE AVAILABLE TO COMMON
    Basic                                                      $   0.33   $   0.03
                                                               ========   ========
    Diluted                                                    $   0.33   $   0.03
                                                               ========   ========
  AVERAGE NUMBER OF COMMON SHARES
    Basic                                                       117,827    153,733
                                                               ========   ========
    Diluted                                                     118,279    154,615
                                                               ========   ========


        The accompanying notes are an integral part of these consolidated financial statements.

                            EOG RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                                                 March 31,    December 31,
                                                                   2000           1999
                                                                ----------    ------------
                                                                (Unaudited)
                                  ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                       $    33,358   $    24,836
Accounts Receivable                                                 180,039       148,189
Inventories                                                          16,954        18,816
Other                                                                 6,741         8,660
                                                                -----------   -----------
TOTAL                                                               237,092       200,501

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                4,625,619     4,602,740
  Less: Accumulated Depreciation, Depletion and Amortization     (2,330,808)   (2,267,812)
                                                                -----------   -----------
    Net Oil and Gas Properties                                    2,294,811     2,334,928
OTHER ASSETS                                                         84,182        75,364
                                                                -----------   -----------
TOTAL ASSETS                                                    $ 2,616,085   $ 2,610,793
                                                                ===========   ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                                $   187,436   $   172,780
Accrued Taxes Payable                                                19,119        19,648
Dividends Payable                                                     4,516         4,227
Other                                                                24,644        21,963
                                                                -----------   -----------
TOTAL                                                               235,715       218,618

LONG-TERM DEBT                                                      940,920       990,306
OTHER LIABILITIES                                                    62,124        46,306
DEFERRED INCOME TAXES                                               243,430       225,952

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
  Series A, 100,000 Shares Issued, Cumulative,
   $100,000,000 Liquidation Preference                               97,883        97,909
  Series C, 500 Shares Issued, Cumulative,
   $50,000,000 Liquidation Preference                                49,255        49,281
 Common Stock, $.01 Par, 320,000,000 Shares Authorized;
   124,730,000 Shares Issued                                        201,247       201,247
Additional Paid In Capital                                            2,842           -
Unearned Compensation                                                (4,383)       (1,618)
Cumulative Foreign Currency Translation Adjustment                  (21,909)      (19,810)
Retained Earnings                                                   965,722       930,938
Common Stock Held in Treasury, 7,518,729 shares at
   March 31, 2000 and 5,625,446 shares at December 31, 1999        (156,761)     (128,336)
                                                                -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                                        1,133,896     1,129,611
                                                                -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 2,616,085   $ 2,610,793
                                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.










                PART I.  FINANCIAL INFORMATION - (Continued)

                ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                            EOG RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                  2000        1999
                                                                --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                      $ 41,490   $  5,066
Items Not Requiring (Providing) Cash
  Depreciation, Depletion and Amortization                        84,582     82,022
  Impairment of Unproved Oil and Gas Properties                    7,957      8,003
  Deferred Income Taxes                                           17,045     (4,099)
  Other, Net                                                         826       (264)
Exploration Costs                                                 12,945     16,789
Dry Hole Costs                                                     5,761        345
Losses on Sales of Reserves and Related Assets and Other, Net      1,571          1
Gains on Sales of Other Assets                                        -     (27,991)
Other, Net                                                        (2,129)    (9,094)
Changes in Components of Working Capital and Other Liabilities
  Accounts Receivable                                            (30,410)    23,730
  Inventories                                                      1,862      1,197
  Accounts Payable                                                20,289    (33,873)
  Accrued Taxes Payable                                             (529)    (4,618)
  Other Liabilities                                                3,924       (475)
  Other, Net                                                       4,600     (4,606)
Changes in Components of Working Capital Associated with
  Investing and Financing Activities                               5,059     16,977
                                                               ---------  ---------
NET OPERATING CASH INFLOWS                                       174,843     69,110
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                              (78,493)   (91,501)
Exploration Costs                                                (12,945)   (16,789)
Dry Hole Costs                                                    (5,761)      (345)
Proceeds from Sales of Reserves and Related Assets                20,621         88
Proceeds from Sale of Other Assets                                   -       39,700
Changes in Components of Working Capital Associated with
Investing Activities                                             (5,266)    (16,977)
Other, Net                                                         (315)        254
                                                              ---------   ---------
NET INVESTING CASH OUTFLOWS                                     (82,159)    (85,570)
FINANCING CASH FLOWS
Long-Term Debt
  Trade                                                         (49,386)    227,739
  Affiliate                                                         -      (200,000)
Dividends Paid                                                   (6,330)     (4,601)
Treasury Stock Purchased                                        (30,253)        -
Proceeds from Sales of Treasury Stock                             1,093         184
Other, Net                                                          714         (32)
                                                              ---------   ---------
NET FINANCING CASH INFLOWS (OUTFLOWS)                           (84,162)     23,290
                                                              ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  8,522       6,830
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 24,836       6,303
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  33,358   $  13,133
                                                              =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                          EOG RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of EOG Resources, Inc. and subsidiaries (the "Company") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.
  Certain   information  and  notes  normally  included  in  financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are
  adequate  to  make the information presented not misleading.   These
  consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  As more fully discussed in Notes 1 and 14 to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K, the Company engages in price risk management activities from time to time primarily for non-trading and to a lesser extent for trading purposes. Derivative financial instruments (primarily price swaps and costless collars) are utilized selectively for non-trading purposes to hedge the impact of market fluctuations on natural gas and crude oil market prices. Hedge accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. Gains and losses on derivative financial instruments used for hedging purposes are recognized as revenue in the same period as the hedged item. The gains or losses are recorded in Net Operating Revenues for Natural Gas - Associated Companies and Crude Oil, Condensate and Natural Gas Liquids -
  Associated Companies through August 1999. Gains or losses are currently recorded in Trade as a result of the Share Exchange Agreement ("Share Exchange") described in Note 2. Gains and losses on hedging instruments that are closed prior to maturity are deferred in the consolidated balance sheets and amortized over the original hedge period. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses using the mark-to-market method of accounting. Derivative and other financial instruments utilized in connection with trading activities, primarily price swaps and call options, are accounted for using the mark-to-market method, under which changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The cash flow impact of derivative and other financial instruments used for non-trading and trading purposes is reflected as cash flows from operating activities in the consolidated statements of cash flows.

2. On August 16, 1999, the Company and Enron Corp. completed the Share Exchange whereby the Company received 62,270,000 shares of the Company's common stock out of 82,270,000 shares owned by Enron Corp. in exchange for all the stock of the Company's subsidiary, EOGI-India, Inc. (See Note 7 to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K).

3. Natural gas revenues, trade for the three-month periods ended March 31, 2000 and 1999, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $12.5 million and $8.4 million, respectively. Natural gas revenues, associated for the three-month period ended March 31, 1999, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $13.1 million.

4. Income taxes for first quarter of 2000 were calculated using the estimated annual effective tax rate. The first quarter 1999 tax provision was computed using the actual effective tax rate for the
  quarter  rather  than the estimated annual effective  tax  rate.   A
  reliable estimate of the annual effective tax rate could not be made given the impact oil and gas price volatility had on the estimate for that year.

                          EOG RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. The difference between the average number of common shares outstanding for basic and diluted net income per share available to common is due to the assumed issuance of approximately 452,000 common shares (394,000 relating to stock options, 34,000 relating to restricted stock and 24,000 relating to phantom stock) for the three-month period ended March 31, 2000. For the three-month period ended March 31, 1999, the difference is due to the assumed issuance of approximately 882,000 common shares relating to stock options.

6. The Company's total comprehensive income was $39.4 million and $8.5 million for the three-month periods ended March 31, 2000 and 1999, respectively. The only adjustment made to net income in the periods was for a foreign currency translation loss of $2.1 million and gain of $3.4 million for the three-month periods ended March 31, 2000 and 1999, respectively.

7.    During  the  first  quarter of 2000,  the  Company  completed  a
  property exchange with Burlington Resources Oil & Gas Company.   The
  acquired properties were assigned the net book value of the properties transferred of approximately $45 million, resulting in no gain or loss.

8. Selected financial information about operating segments is reported below for the three-month periods ended March 31, 2000 and 1999:
                                             Three Months Ended
                                                  March 31,
                                               2000      1999
                                             --------  --------
                                               (In Thousands)
  NET OPERATING REVENUES
    United States                            $199,909  $106,892
    Canada                                     31,641    16,224
    Trinidad                                   20,883    16,999
    India  (1)                                   -       18,833
    China (1)                                    -            2
    Other                                           9         4
                                             --------  --------
    TOTAL                                    $252,442  $158,954
                                             ========  ========
  OPERATING INCOME (LOSS)
    United States                            $ 59,792  $(18,514)
    Canada                                     14,126     2,342
    Trinidad                                    7,031    10,131
    India  (1)                                   -          658
    China (1)                                    -       (2,367)
    Other                                        (739)   (1,854)
                                             --------  --------
    TOTAL                                      80,210    (9,604)

  RECONCILING ITEMS
    Other Income, Net                              17    26,938
    Interest Expense, Net                      14,568    14,267
                                             --------  --------
  INCOME BEFORE INCOME TAXES                 $ 65,659  $  3,067
                                             ========  ========
  ---------------------------------------------------------------------
  (1)  See Note 2.

9. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, two stockholders of the Company filed separate lawsuits purportedly on behalf of the Company against Enron Corp. and directors of the Company, alleging that Enron Corp. and directors of the Company breached their fiduciary duties of good faith and loyalty in approving the Share Exchange described in Note 2 above. The lawsuits have been consolidated and seek to temporarily and permanently enjoin the Share Exchange and seek to rescind the transaction or to receive monetary damages and costs and expenses, including reasonable attorneys' and experts' fees. The Company, Enron Corp. and directors of the Company believe the lawsuits are without merit and intend to vigorously contest them.

                          EOG RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

11. On February 14, 2000, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right" or "Rights Agreement") for each outstanding share of common stock, par value $.01 per share. The Board of Directors has adopted this Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. The dividend was distributed to the stockholders of record on February 24, 2000. Each Right, expiring February 24, 2010, represents a right to buy from the Company one hundredth (1/100) of a share of Series E Junior Participating Preferred Stock ("Preferred Share") for $90, once the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. If issued, each one hundredth (1/100) of a Preferred Share (i) will not be redeemable; (ii) will entitle holders to quarterly dividend payments of $.01 per share, or an amount equal to the dividend paid on one share of common stock, whichever is greater; (iii) will entitle holders upon liquidation either to receive $1 per share or an amount equal to the payment made on one share of common stock, whichever is greater; (iv) will have the same voting power as one share of common stock; and (v) if shares of the Company's common stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of common stock.

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

              ITEM 1.  FINANCIAL STATEMENTS   (Concluded)
                          EOG RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person may, for $90, purchase shares of our common stock with a market value of $180, based on the market price of the common stock prior to such acquisition. If the Company is later acquired in a merger or similar transaction after the Rights become exercisable, all holders of Rights except the Acquiring Person may, for $90, purchase shares of the acquiring corporation with a market value of $180 based on the market price of the acquiring corporation's stock prior to such merger.

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

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          EOG RESOURCES, INC.

  The following review of operations for the three-month periods ended March 31, 2000 and 1999 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. (the "Company") and Notes thereto.

Results of Operations
Three Months Ended March 31, 2000 vs. Three Months Ended March 31,1999

   The Company generated first quarter net income of $41 million compared to net income of $5 million for the first quarter of 1999. Net operating revenues were $252 million compared to $159 million for the first quarter of 1999. Following is an explanation of the variances causing this increase.

Wellhead volume and price statistics are summarized below:
                                                        2000      1999
-----------------------------------------------------------------------
Natural Gas Volumes (MMcf per day)(1)
  United States                                          656       677
  Canada                                                 132       104
                                                      ------    ------
    North America                                        788       781
  Trinidad                                               128       152
  India   (2)                                              -        71
                                                      ------    ------
    TOTAL                                                916     1,004
                                                      ======    ======
Average Natural Gas Prices ($/Mcf)(3)
  United States                                        $2.47     $1.62
  Canada                                                2.08      1.39
    North America Composite                             2.41      1.58
  Trinidad                                              1.17      1.06
  India   (2)                                              -      1.96
    COMPOSITE                                           2.23      1.53
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                         20.7      13.1
  Canada                                                 2.3       2.7
                                                      ------    ------
    North America                                       23.0      15.8
  Trinidad                                               2.9       2.8
  India   (2)                                              -       7.1
                                                      ------    ------
    TOTAL                                               25.9      25.7
                                                      ======    ======
Average Crude Oil/Condensate Prices ($/Bbl)(3)
  United States                                       $28.02    $11.31
  Canada                                               26.83     11.75
    North America Composite                            27.90     11.39
  Trinidad                                             27.85      9.63
  India   (2)                                              -      9.79
    COMPOSITE                                          27.89     10.76
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                          4.3       2.6
  Canada                                                 0.8       0.4
                                                      ------    ------
    TOTAL                                                5.1       3.0
Average Natural Gas Liquids Prices ($/Bbl) (3)
  United States                                       $19.85     $7.69
  Canada                                               13.64      5.00
    COMPOSITE                                          18.91      7.34
Natural Gas Equivalent Volumes (MMcfe per day)(4)
  United States                                          805       771
  Canada                                                 151       123
                                                      ------    ------
    North America                                        956       894
  Trinidad                                               145       169
  India   (2)                                              -       114
                                                      ------    ------
    TOTAL                                              1,101     1,177
                                                      ======    ======
Total Bcfe(4)Deliveries                                  100       106
---------------------------------------------------------------------------
 (1) Million cubic feet per day or thousand barrels per day, as applicable.
 (2) See Note 2 to the Consolidated Financial Statements.
 (3) Dollars per thousand cubic feet or per barrel, as applicable.
 (4) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.

  Wellhead revenues increased 58% to $261 million in the first quarter of 2000 compared to $165 million in the first quarter of 1999, primarily due to higher average wellhead prices worldwide for natural gas, crude oil and condensate and natural gas liquids, partially offset by a decrease in deliveries of natural gas.

   Average wellhead natural gas prices were up by 46%, increasing net operating revenues by $58 million. Average wellhead crude oil and condensate prices were approximately 159% higher than the comparable period in 1999, increasing net operating revenues by $40 million. First quarter 2000 wellhead natural gas deliveries were approximately 9% lower than the comparable period in 1999, decreasing net operating revenues by $11 million. The decrease in volumes is primarily due to the transfer of producing properties in the Share Exchange and decreased deliveries in Trinidad. (See Note 2 in the Notes to the Consolidated Financial Statements for a discussion of the Share Exchange.) Wellhead crude oil and condensate deliveries were 1% higher than the prior year period increasing net operating revenues by $.5 million. The increase is primarily due to increased North American crude oil production from the East Texas, South Texas, West Texas and Denver divisions, partially offset by the transfer of producing properties in the Share Exchange. Natural gas liquids prices and deliveries were 158% and 70% higher than the comparable period in 1999, increasing net operating revenues by $5 million and $1 million, respectively.

   Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions decreased net operating revenues by $9 million compared to an $8 million revenue decrease in the first quarter of 1999. This variance was primarily due to a $7 million revenue decrease in 2000 from natural gas marketing activities and hedging contracts closed in prior periods and a $2 million revenue decrease from crude oil hedging contracts (see Note 14 to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K), as compared to a $9 million revenue decrease related to natural gas marketing activities and hedging activities, partially offset by a $1 million revenue increase from crude oil hedging contracts in the first quarter of 1999.

   Operating expenses of $172 million for the first quarter of 2000 were approximately $4 million higher than the first quarter of 1999. Depreciation, depletion and amortization ("DD&A") expense increased approximately $3 million compared to the prior year period primarily due to the Company's decision to defer the development of the Big Piney Madison deep Paleozoic formation methane reserves in Wyoming in the fourth quarter of 1999, partially offset by the effects of the Share Exchange and decreased production volumes in Trinidad. General and administrative ("G&A") expense was $7 million lower than the prior year period primarily due to the effects of the Share Exchange. Exploration expenses decreased approximately $4 million compared to the same period last year due primarily to decreased exploration activities and as a result of the transfer of certain properties in the Share Exchange. Dry hole costs were $5 million higher than the first quarter of 1999. Taxes other than income were also $5 million higher due to increased wellhead revenues in North America and Trinidad.

   The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense, and taxes other than income averaged $1.60 per Mcfe during the first quarter of 2000 compared to $1.49 per Mcfe during the first quarter of 1999. The increase is primarily due to a higher per unit rate of DD&A, lease and well, interest expense and taxes other than income partially offset by a lower per unit rate of G&A.

   Other income, net for the first quarter of 1999 included a $28 million pretax gain on the sale of 1.6 million options owned by the Company to purchase Enron Corp. common stock.

   Income tax provision for the first quarter of 2000 was $24 million compared to a $2 million income tax benefit for the comparable period of 1999. The increase in income taxes was primarily due to higher pre-tax income. The first quarter 2000 tax provision was computed using the estimated annual effective tax rate. The first quarter 1999 tax provision was calculated using the actual effective tax rate for the
quarter  rather  than  the estimated annual  effective  tax  rate.   A
reliable estimate of the annual effective tax rate could not be made given the impact oil and gas price volatility had on the estimate for that year.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.


Capital Resources and Liquidity

   The Company's primary sources of cash during the three months ended March 31, 2000 included funds generated from operations and proceeds from sales of reserves and related assets. Primary cash outflows included funds used in operations, exploration and development expenditures, repayments of debt, dividends paid to Company shareholders, and common stock repurchases.

   Net operating cash flows of $175 million for the first three months of 2000 increased approximately $106 million as compared to the first three months of 1999 primarily reflecting higher operating revenues and lower cash operating expenses.

   Net investing cash outflows of approximately $82 million for the first three months of 2000 decreased by $3 million versus the comparable prior year period due primarily to reduced exploration and development expenditures and higher proceeds from sales of reserves and related assets, partially offset by proceeds from sale of other assets in the first quarter of 1999. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

   Exploration and development expenditures for the first three months of 2000 and 1999 are as follows (in millions):

                                                 2000            1999
                                                ------          ------
  United States                                 $   77          $   83
  Canada                                            10              12
                                                ------          ------
    North America                                   87              95
  Trinidad                                           9               1
  India   (1)                                        -              10
  China  (1)                                         -               2
  Other                                              1               1
                                                ------          ------
  TOTAL                                         $   97          $  109
                                                ======          ======
------------------------------------------------------------------------
  (1) See Note 2 to the Consolidated Financial Statements.

   Exploration and development expenditures of $97 million for the first three months of 2000 were $12 million lower than the prior year period due primarily to the acquisition of producing properties in the Big Piney area in the first quarter of 1999 and the Share Exchange, partially offset by the increased spending on Trinidad exploratory activities.

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

   Cash used by financing activities was $84 million for the first three months of 2000 versus a cash inflow of $23 million for the comparable prior year period. Financing activities for 2000 included repayment of debt of $49 million, repurchases of the Company's common stock of $30 million and cash dividend payment of $6 million.

   On April 18, 2000, the Company announced a 17% increase in the annual dividend rate from $.12 per share to $.14 per share beginning with dividends payable after April 28, 2000.

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

                      PART II. OTHER INFORMATION

                          EOG RESOURCES, INC.

ITEM 1.   Legal Proceedings

   See Part 1, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits
        Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges
        Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

        Current Report on Form 8-K filed on February 18, 2000, to report the Adoption of Rights Plan and the Amendment to By-laws on February 14, 2000 in Item 5 - Other Events.

                              SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EOG RESOURCES, INC.
                            (Registrant)



Date:  May 10, 2000      By        /S/ T. K. DRIGGERS
                                     T. K. Driggers
                               Vice President and Controller
                               (Principal Accounting Officer)

                                Exhibit 12

                            EOG RESOURCES, INC.
             Computation of Ratio of Earnings to Fixed Charges
                              (In Thousands)
                                (Unaudited)


                                 Three Months Ended
                                     March 31,                 Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                       2000        1999       1998       1997       1996        1995
------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR
FIXED CHARGES:
Net Income                           $ 41,490    $569,094   $ 56,171   $121,970   $140,008   $142,118
Less: Capitalized Interest Expense     (1,805)    (10,594)   (12,711)   (13,706)    (9,136)    (6,490)
Add:  Fixed Charges                    16,373      72,413     61,290     41,423     21,997     18,414
Income Tax Provision                   24,169      (1,382)     4,111     41,500     50,954     41,936
                                     --------    --------   --------   --------   --------   --------
EARNINGS AVAILABLE                   $ 80,227    $629,531   $108,861   $191,187   $203,823   $195,978
                                     ========    ========   ========   ========   ========   ========

FIXED CHARGES:
Interest Expense                     $ 14,568    $ 61,819   $ 48,463   $ 27,369   $ 12,370   $ 11,310
Capitalized Interest                    1,805      10,594     12,711     13,706      9,136      6,490
Rental Expense Representative of
 Interest Factor                           -           -         116        348        491        614
                                     --------    --------   --------   --------   --------   --------
TOTAL FIXED CHARGES                    16,373      72,413     61,290     41,423     21,997     18,414
Preferred Dividends                     2,654         535         -          -          -          -
                                     --------    --------   --------   --------   --------   --------
TOTAL FIXED CHARGES AND
 PREFERRED DIVIDENDS                 $ 19,027    $ 72,948   $ 61,290   $ 41,423   $ 21,997   $ 18,414
                                     ========    ========   ========   ========   ========   ========
RATIO OF EARNINGS TO
FIXED CHARGES                            4.90        8.69       1.78       4.62       9.27      10.64

RATIO OF EARNINGS TO
FIXED CHARGES AND
PREFERRED DIVIDENDS                      4.22        8.63       1.78       4.62       9.27      10.64