Form 10-Q
period 2000-06-30
EOG RESOURCES INC
filed 2000-08-08
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


                               Form 10-Q




x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2000.

     Title of each class                       Number of shares
 Common Stock, $.01 par value                    116,226,059

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



PART I. FINANCIAL  INFORMATION                                          Page No.

     ITEM 1.  Financial Statements

     Consolidated Statements of Income - Three Months Ended  June  30,
        2000 and 1999 And Six Months Ended June 30, 2000 and 1999.......... 3
     Consolidated Balance Sheets - June 30, 2000 and December 31, 1999..... 4
     Consolidated Statements of Cash Flows - Six Months Ended June 30,
        2000 and 1999...................................................... 5
     Notes to Consolidated Financial Statements............................ 6

     ITEM 2. Management's Discussion and Analysis of Financial Conditions
        and Results of Operations......................................... 10

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................ 16

     ITEM 4. Submission of Matters to a Vote of Security Holders.......... 16

     ITEM 6. Exhibits and Reports on Form 8-K............................. 16

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                            EOG RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                                                                       Three Months Ended      Six Months Ended
                                                                            June 30,                June 30,
                                                                      --------------------    -------------------
                                                                        2000       1999         2000      1999
                                                                      --------   ---------    --------  ---------
NET OPERATING REVENUES
Natural Gas                                                           $238,260   $155,759     $417,543  $285,869
Crude Oil, Condensate and Natural Gas Liquids                           76,898     36,963      149,428    64,516
Gains (Losses) on Sales of Reserves and Related Assets and Other, Net      984     (5,527)       1,613    (4,236)
                                                                       -------    -------      -------   -------
TOTAL                                                                  316,142    187,195      568,584   346,149

OPERATING EXPENSES
Lease and Well                                                          25,638     23,538       51,923    47,607
Exploration Costs                                                       13,204     10,302       26,149    27,091
Dry Hole Costs                                                           3,290      2,130        9,051     2,475
Impairment of Unproved Oil and Gas Properties                            7,925      7,984       15,882    15,987
Depreciation, Depletion and Amortization                                90,149     88,781      174,731   170,803
General and Administrative                                              16,027     26,384       32,314    50,019
Taxes Other Than Income                                                 20,674     12,381       39,089    26,076
                                                                       -------    -------      -------   -------
TOTAL                                                                  176,907    171,500      349,139   340,058
                                                                       -------    -------      -------   -------
OTHER INCOME, NET                                                          763     31,352          780    58,290
                                                                       -------    -------      -------   -------
INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                        139,998     47,047      220,225    64,381
INTEREST EXPENSE, NET                                                   15,581     14,774       30,149    29,041
                                                                       -------    -------      -------   -------
INCOME BEFORE INCOME TAXES                                             124,417     32,273      190,076    35,340
INCOME TAX PROVISION                                                    46,900     11,635       71,069     9,636
                                                                       -------    -------      -------   -------
NET INCOME                                                              77,517     20,638      119,007    25,704
PREFERRED STOCK DIVIDENDS                                               (2,860)       -         (5,514)      -
                                                                       -------    -------      -------   -------
NET INCOME AVAILABLE TO COMMON                                        $ 74,657   $ 20,638     $113,493  $ 25,704
                                                                       =======    =======      =======   =======
NET INCOME PER SHARE OF COMMON STOCK
  Basic                                                               $   0.64   $   0.13     $   0.97  $   0.17
                                                                       =======    =======      =======   =======
  Diluted                                                             $   0.63   $   0.13     $   0.96  $   0.17
                                                                       =======    =======      =======   =======

AVERAGE NUMBER OF COMMON SHARES
    Basic                                                              116,666    153,485      117,247   153,439
                                                                       =======    =======      =======   =======
    Diluted                                                            119,177    154,131      118,757   153,880
                                                                       =======    =======      =======   =======





The accompanying notes are an integral part of these consolidated financial statements.

                            EOG RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                                                    June 30,    December 31,
                                                                      2000          1999
                                                                 ------------   ------------
                                                                         (Unaudited)
                                  ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                        $    11,714    $    24,836
Accounts Receivable                                                  225,598        148,189
Inventories                                                           17,364         18,816
Other                                                                 11,073          8,660
                                                                  ----------     ----------
TOTAL                                                                265,749        200,501

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                 4,709,569      4,602,740
  Less: Accumulated Depreciation, Depletion and Amortization      (2,417,656)    (2,267,812)
                                                                  ----------     ----------
  Net Oil and Gas Properties                                       2,291,913      2,334,928
OTHER ASSETS                                                          94,082         75,364
                                                                  ----------     ----------
TOTAL ASSETS                                                     $ 2,651,744    $ 2,610,793
                                                                  ==========     ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                                 $   167,040    $   172,780
Accrued Taxes Payable                                                 16,747         19,648
Dividends Payable                                                      4,616          4,227
Other                                                                 18,097         21,963
                                                                  ----------     ----------
TOTAL                                                                206,500        218,618

LONG-TERM DEBT                                                       949,550        990,306
OTHER LIABILITIES                                                     66,616         46,306
DEFERRED INCOME TAXES                                                265,923        225,952

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
  Series A, 100,000 Shares Issued, Cumulatve,
   $100,000,000 Liquidation Preference                                97,874         97,909
  Series C, 500 Shares Issued, Cumulative,
   $50,000,000 Liquidation Preference                                 49,291         49,281
 Common Stock, $.01 Par, 320,000,000 Shares Authorized;
   124,730,000 Shares Issued                                         201,247        201,247
Additional Paid in Capital                                             3,800            -
Unearned Compensation                                                 (4,338)        (1,618)
Cumulative Foreign Currency Translation Adjustment                   (27,341)       (19,810)
Retained Earnings                                                  1,036,745        930,938
Common Stock Held in Treasury, 8,117,853 shares at
   June 30, 2000 and 5,625,446 shares at December 31, 1999          (194,123)      (128,336)
                                                                  ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                                         1,163,155      1,129,611
                                                                  ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 2,651,744    $ 2,610,793
                                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           EOG RESOURCES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                           ---------------------
                                                                                              2000        1999
                                                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                                                 $ 119,007   $  25,704
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                                                   174,731     170,803
  Impairment of Unproved Oil and Gas Properties                                               15,882      15,987
  Deferred Income Taxes                                                                       40,714       4,317
  Other, Net                                                                                   2,459         410
Exploration Costs                                                                             26,149      27,091
Dry Hole Costs                                                                                 9,051       2,475
Losses on Sales of Reserves and Related Assets and Other, Net                                  1,650       6,723
Gains on Sales of Other Assets                                                                   -       (59,647)
Tax Benefits from Stock Options Exercised                                                     11,593         238
Other, Net                                                                                    (5,336)    (13,322)
Changes in Components of Working Capital and Other Liabilities
  Accounts Receivable                                                                        (77,406)     19,226
  Inventories                                                                                  1,452       4,406
  Accounts Payable                                                                             5,624     (46,285)
  Accrued Taxes Payable                                                                       (2,901)     (3,622)
  Other Liabilities                                                                            5,570      (3,909)
  Other, Net                                                                                  (6,279)    (11,234)
Changes in Components of Working Capital Associated with Investing and Financing Activities    5,633      16,019
                                                                                            --------    --------
NET OPERATING CASH INFLOWS                                                                   327,593     155,380
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                                         (179,613)   (179,749)
Exploration Costs                                                                            (26,149)    (27,091)
Dry Hole Costs                                                                                (9,051)     (2,475)
Proceeds from Sales of Reserves and Related Assets                                            21,961       2,756
Proceeds from Sale of Other Assets                                                                -       83,015
Changes in Components of Working Capital Associated with Investing Activities                 (6,180)    (15,811)
Other, Net                                                                                   (11,669)     (1,201)
                                                                                            --------    --------
NET INVESTING CASH OUTFLOWS                                                                 (210,701)   (140,556)
FINANCING CASH FLOWS
Long-Term Debt
  Trade                                                                                      (40,756)    131,104
  Affiliate                                                                                       -     (134,000)
Dividends Paid                                                                               (12,517)     (9,203)
Treasury Stock Purchased                                                                    (134,348)         -
Proceeds from Sales of Treasury Stock                                                         56,800       2,711
Other, Net                                                                                       807        (328)
                                                                                            --------    --------
NET FINANCING CASH OUTFLOWS                                                                 (130,014)     (9,716)
                                                                                            --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (13,122)      5,108
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              24,836       6,303
                                                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  11,714   $  11,411
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

  As more fully discussed in Notes 1 and 14 to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K, the Company engages in price risk management activities from time to time primarily for non-trading and to a lesser extent for trading purposes. Derivative financial instruments (primarily price swaps and costless collars) are utilized selectively for non-trading purposes to hedge the impact of market fluctuations on
  natural  gas  and  crude  oil  market  prices.   Hedge  accounting  is
  utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. Gains and losses on derivative financial instruments used for hedging purposes are recognized as revenue in the same period as the hedged item. The gains or losses are recorded in Net Operating Revenues for Natural Gas and Crude Oil, Condensate and Natural Gas Liquids. Gains and losses on hedging instruments that are closed prior to maturity are deferred in the consolidated balance sheets and amortized over the original hedge period. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses using the mark-to-market method of accounting. Derivative and other financial instruments utilized in connection with trading activities, primarily price swaps and call options, are accounted for using the mark-to-market method, under which changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The cash flow impact of derivative and other financial instruments used for non-trading and trading purposes is reflected as cash flows from operating activities in the consolidated statements of cash flows.

2. On August 16, 1999, the Company and Enron Corp. completed the Share Exchange whereby the Company received 62,270,000 shares of the Company's common stock out of 82,270,000 shares owned by Enron Corp. in exchange for all the stock of the Company's subsidiary, EOGI-India, Inc. (See
  Note 7 to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K).

3. Natural gas revenues for the three-month and six-month periods ended June 30, 2000 and 1999, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $11.6 million, $12.8 million, $24.1 million and $34.3 million, respectively.

4. The income tax provisions for the three-month and six-month periods ended June 30, 2000 were calculated using the annual effective rate method. The income tax provision for the six-month period ended June
  30,  1999 was calculated using the annual effective rate method.   The
  income tax provision for the three-month period ended June 30, 1999 was calculated as the difference between the six-month period ended June 30, 1999 provision and the three-month period ended March 31, 1999 provision, which was calculated using the actual effective rate for that period.

                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. The following table sets forth the computation of basic and diluted earnings from net income available to common (in thousands, except per share amounts):
                                           Quarter Ended      Six Months Ended
                                              June 30,            June 30,
                                        ------------------  -------------------
                                          2000      1999      2000       1999
                                        --------  --------  --------   --------
Numerator for basic and diluted earnings per share -
   Net income available to common       $ 74,657  $ 20,638  $113,493   $ 25,704
                                         =======   =======   =======    =======
Denominator for basic earnings per share -
   Weighted average shares               116,666   153,485   117,247    153,439
Potential dilutive common shares -
   Stock options                           2,397       521     1,413        317
   Restricted stock                           55       111        52        108
   Phantom stock                              59        14        45         16
                                         -------   -------   -------    -------
Denominator for diluted earnings per share -
   Adjusted weighted average shares      119,177   154,131   118,757    153,880
                                         =======   =======   =======    =======
Net income per share of common stock
    Basic                               $   0.64  $   0.13  $   0.97   $   0.17
                                         =======   =======   =======    =======
    Diluted                             $   0.63  $   0.13  $   0.96   $   0.17
                                         =======   =======   =======    =======

6. The Company's total comprehensive income was $72.1 million, $26.9 million, $111.5 million and $35.4 million for the three-month and six-
  month  periods ended June 30, 2000 and 1999, respectively.   The  only
  adjustment made to net income in the periods was for a foreign currency translation loss of $5.4 million, gain of $6.3 million, loss of $7.5 million and gain of $9.7 million for the three-month and six-month periods ended June 30, 2000 and 1999, respectively.

7.    During the first quarter of 2000, the Company completed a property
  exchange  with Burlington Resources Oil & Gas Company.   The  acquired
  properties were assigned the net book value of the properties transferred of approximately $45 million, resulting in no gain or loss.

8.    During the first and second quarters of 1999, the Company sold its
  3.2 million options to purchase common stock of Enron Corp. having a strike price of $39.1875 per share. In the first quarter of 1999, the Company sold 1.6 million options at an average price of $24.81 ($64.00 Enron Corp. stock price equivalent), realizing net proceeds of $40 million and a gain of $28 million pre-tax ($18 million after-tax). Early in the second quarter of 1999, the Company sold the remaining 1.6 million options at an average price of $27.07 ($66.26 Enron Corp. stock price equivalent), realizing net proceeds of $43 million and a gain of $32 million pre-tax ($21 million after-tax).

                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Selected financial information about operating segments is reported below for the three-month and six-month periods ended June 30, 2000 and
  1999 (in thousands):
                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                    --------------------   ------------------
                                      2000        1999       2000      1999
                                    --------    --------   --------  --------
  NET OPERATING REVENUES
    United States                   $257,610    $135,377   $457,519  $242,269
    Canada                            39,647      21,086     71,288    37,310
    Trinidad                          18,875      15,690     39,758    32,689
    India  (1)                           -        21,432        -      40,265
    China  (1)                           -             2        -           4
    Other                                 10      (6,392)        19    (6,388)
                                     -------     -------    -------   -------
    TOTAL                           $316,142    $187,195   $568,584  $346,149
                                     =======     =======    =======   =======
  OPERATING INCOME (LOSS)
    United States                   $110,879    $  1,904   $170,671  $(16,610)
    Canada                            19,315       6,505     33,441     8,847
    Trinidad                          10,401       9,506     17,432    19,637
    India  (1)                           -        12,324        -      15,830
    China  (1)                           -        (2,631)       -      (4,998)
    Other                             (1,360)    (11,913)    (2,099)  (16,615)
                                     -------     -------    -------   -------
    TOTAL                            139,235      15,695    219,445     6,091

  RECONCILING ITEMS
    Other Income, Net                    763      31,352        780    58,290
    Interest Expense, Net             15,581      14,774     30,149    29,041
                                     -------     -------    -------   -------
  INCOME BEFORE INCOME TAXES        $124,417    $ 32,273   $190,076  $ 35,340
                                     =======     =======    =======   =======

  (1)  See Note 2.

10. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, two stockholders of the Company filed separate lawsuits purportedly on behalf of the Company against Enron Corp. and directors of the Company, alleging that Enron Corp. and directors of the Company breached their fiduciary duties of good faith and loyalty in approving the Share Exchange described in Note 2 above. The lawsuits have been consolidated and seek to rescind the Share Exchange or to receive monetary damages and costs and expenses, including reasonable attorneys' and experts' fees. The Company, Enron Corp. and directors of the Company believe the lawsuits are without merit and intend to vigorously contest them.

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

11. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after a transition date to be selected by the Company of either December 31, 1997 or December 31, 1998.

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

12. During the first half of 2000, the Company repurchased 5.6 million shares of common stock, primarily to reduce the number of shares of stock outstanding and to manage the dilution resulting from shares issued or anticipated to be issued under the Company's employee stock plans. To supplement its share repurchase program, the Company entered into a series of equity derivative transactions in the second quarter. As of June 30, the Company had purchased the right, but not the obligation, to buy up to 1 million shares of the Company's stock at a price of $20.00 per share in April 2001. Also, as of June 30, 2000 the Company had sold put options obligating the Company to purchase up to
  1.5 million shares of its common stock, with such options expiring from September 2000 to April 2001 at prices ranging from $15.00 to $18.00. Additionally, the Company has sold to a counterparty the right to purchase  up to 2 million shares of EOG's common stock at a  price  of
  $29.60  per  share,  which right expires in  April  2001.   Settlement
  alternatives under all circumstances are at the option of the Company and include physical share, net share and net cash settlement. These transactions are accounted for as equity transactions with premiums received recorded to Additional Paid In Capital in the consolidated
  balance  sheets.   The  Company will assess the status  of  its  share
  repurchase program at the time these various options expire and will determine at that time whether to settle these options in shares or in cash.

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOG RESOURCES, INC.

   The following review of operations for the three-month and six-month periods ended June 30, 2000 and 1999 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. (the "Company") and Notes thereto.

Results of Operations

Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999

  The Company generated second quarter net income available to common of $75 million compared to $21 million for the second quarter of 1999. Net operating revenues were $316 million compared to $187 million for the second quarter of 1999. Following is an explanation of the variances causing this increase.

Wellhead volume and price statistics are summarized below:

                                                       2000      1999
                                                      ------    ------
Natural Gas Volumes (MMcf per day)(1)
  United States                                         633       642
  Canada                                                131       112
                                                      -----     -----
    North America                                       764       754
  Trinidad                                              116       130
  India   (2)                                            -         75
                                                      -----     -----
    TOTAL                                               880       959
                                                      =====     =====
Average Natural Gas Prices ($/Mcf)(3)
  United States                                      $ 3.39    $ 1.99
  Canada                                               2.79      1.63
    North America Composite                            3.29      1.93
  Trinidad                                             1.17      1.07
  India   (2)                                            -       1.95
    COMPOSITE                                          3.01      1.82
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                        22.8      13.1
  Canada                                                2.3       2.7
                                                      -----     -----
    North America                                      25.1      15.8
  Trinidad                                              2.5       2.3
  India   (2)                                            -        6.4
                                                      -----     -----
    TOTAL                                              27.6      24.5
                                                      =====     =====
Average Crude Oil/Condensate Prices ($/Bbl)(3)
  United States                                      $28.29    $16.48
  Canada                                              25.66     14.26
    North America Composite                           28.05     16.10
  Trinidad                                            28.54     14.46
  India   (2)                                           -       14.03
    COMPOSITE                                         28.09     15.41
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                         4.3       2.8
  Canada                                                0.8       1.0
                                                      -----     -----
    TOTAL                                               5.1       3.8
Average Natural Gas Liquids Prices ($/Bbl) (3)
  United States                                      $17.96    $ 8.57
  Canada                                              15.24      6.15
    COMPOSITE                                         17.56      7.95
Natural Gas Equivalent Volumes (MMcfe per day)(4)
  United States                                         795       737
  Canada                                                150       135
                                                      -----     -----
    North America                                       945       872
  Trinidad                                              131       144
  India   (2)                                            -        113
                                                      -----     -----
    TOTAL                                             1,076     1,129
                                                      =====     =====
Total Bcfe(4)Deliveries                                  98       103

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

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.

  Wellhead revenues increased 63% to $320 million in the second quarter of 2000 compared to $196 million in the second quarter of 1999.

   Average wellhead natural gas prices were up by 65%, increasing net operating revenues by $95 million. Average wellhead crude oil and condensate prices were approximately 82% higher than the comparable period in 1999, increasing net operating revenues by $32 million. Second quarter 2000 wellhead natural gas deliveries were approximately 8% lower than the comparable period in 1999, decreasing net operating revenues by $13 million. The decrease in volumes is primarily due to the transfer of producing properties in the Share Exchange and decreased deliveries in Trinidad, partially offset by increased deliveries  in  North  America.  (See  Note  2  in  the  Notes  to  the
Consolidated Financial Statements for a discussion of the Share Exchange.) Wellhead crude oil and condensate deliveries were 13% higher than the prior year period increasing net operating revenues by $4 million. The increase is primarily due to increased North American crude oil production from the East Texas, South Texas, West Texas and Wyoming areas, partially offset by the transfer of producing properties in the Share Exchange. Natural gas liquids prices and deliveries were 121% and 34% higher than the comparable period in 1999, increasing net operating revenues by $4 million and $1 million, respectively.

   Gain (losses) on sales of reserves and related assets and other, net totaled a $1 million gain in the second quarter of 2000 compared to a $6 million loss in the comparable period of 1999. Included in 1999 was a $6 million loss related to the anticipated disposition of certain international assets.

   Operating expenses of $177 million for the second quarter of 2000 were approximately $5 million higher than the second quarter of 1999. Taxes other than income were $8 million higher primarily due to increased wellhead revenues in North America and Trinidad. Lease and well expenses were $2 million higher than the prior year period primarily due to the increase in natural gas and crude oil and condensate deliveries in North America, partially offset by the transfer of certain properties in the Share Exchange. Exploration and dry hole costs were $4 million higher than the second quarter of 1999 primarily due to increased exploratory drilling and other exploration activities. General and administrative expense ("G&A") decreased approximately $10 million compared to the prior year period primarily due to the effects of the Share Exchange, costs incurred related to the potential sale of the Company and personnel expenses in the prior year.

   The per unit operating costs of the Company for lease and well, depreciation, depletion & amortization ("DD&A"), G&A, interest expense, and taxes other than income averaged $1.71 per Mcfe during the second quarter of 2000 compared to $1.61 per Mcfe during the second quarter of 1999. The increase is primarily due to a higher per unit rate of DD&A, lease and well, interest expense and taxes other than income partially offset by a lower per unit rate of G&A.

   Other income, net for the second quarter of 1999 included a $32 million pretax gain on the sale of 1.6 million options owned by the Company to purchase Enron Corp. common stock.

   Income tax provision for the second quarter of 2000 increased $35 million as compared to the comparable period of 1999 primarily due to higher pre-tax income.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          EOG RESOURCES, INC.

Results of Operations

Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

  In the first half of 2000, the Company generated net income available to common of $113 million compared to $26 million for the first half of 1999. Net operating revenues for the first half of 2000 were $569 million as compared to $346 million for the first half of 1999.

Wellhead volume and price statistics are summarized below:

                                                        2000      1999
                                                       ------    ------
Natural Gas Volumes (MMcf per day)
  United States                                          644       659
  Canada                                                 132       108
                                                       -----     -----
    North America                                        776       767
  Trinidad                                               122       141
  India   (1)                                            -          74
                                                       -----     -----
    TOTAL                                                898       982
                                                       =====     =====
Average Natural Gas Prices ($/Mcf)
  United States                                       $ 2.92    $ 1.80
  Canada                                                2.43      1.51
    North America Composite                             2.84      1.76
  Trinidad                                              1.17      1.07
  India   (1)                                            -        1.95
    COMPOSITE                                           2.61      1.67
Crude Oil/Condensate Volumes (MBbl per day)
  United States                                         21.7      13.1
  Canada                                                 2.3       2.7
                                                       -----     -----
    North America                                       24.0      15.8
  Trinidad                                               2.8       2.6
  India   (1)                                            -         6.7
                                                       -----     -----
    TOTAL                                               26.8      25.1
                                                       =====     =====
Average Crude Oil/Condensate Prices ($/Bbl)
  United States                                       $28.16    $13.91
  Canada                                               26.24     13.03
    North America Composite                            27.98     13.76
  Trinidad                                             28.17     11.83
  India   (1)                                            -       11.80
    COMPOSITE                                          28.00     13.04
Natural Gas Liquids Volumes (MBbl per day)
  United States                                          4.3       2.7
  Canada                                                 0.8       0.7
                                                       -----     -----
    TOTAL                                                5.1       3.4

Average Natural Gas Liquids Prices ($/Bbl)
  United States                                       $18.90    $ 8.15
  Canada                                               14.44      5.83
    COMPOSITE                                          18.23      7.68
Natural Gas Equivalent Volumes (MMcfe per day)
  United States                                          801       754
  Canada                                                 150       129
                                                       -----     -----
    North America                                        951       883
  Trinidad                                               138       156
  India   (1)                                            -         114
                                                       -----     -----
    TOTAL                                              1,089     1,153
                                                       =====     =====
Total Bcfe Deliveries                                    198       209

(1) See Note 2 to the Consolidated Financial Statements.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.

  Wellhead revenues increased approximately 61% to $580 million in the first half of 2000 compared to $361 million in the first half of 1999.

  Average  wellhead natural gas prices for the first  half  of  2000 were approximately 56% higher than the comparable period of 1999 increasing net operating revenues by approximately $154 million. Average wellhead crude oil and condensate prices were up by 115%, increasing net operating revenues by $73 million. First half 2000 wellhead natural gas deliveries were approximately 9% lower than the comparable period in 1999 decreasing net operating revenues by $24 million. The decrease in volumes is primarily due to the transfer of producing properties in the Share Exchange and decreased deliveries in Trinidad, partially offset by increased deliveries in North America. Wellhead crude oil and condensate deliveries were 7% higher than the prior year period increasing net operating revenues by $4 million. The increase is primarily due to increased North America crude oil production from the East Texas, South Texas, West Texas and Wyoming areas, partially offset by the transfer of producing properties in the Share Exchange. Natural gas liquids prices and deliveries were 137% and 50% higher than the comparable period in 1999, increasing net operating revenues by $10 million and $2 million, respectively.

  Other marketing activities associated with sales and purchases of natural gas, and natural gas and crude oil price hedging and trading transactions decreased net operating revenues by $13 million compared to a decrease of $11 million in the first half of 1999. This decrease in 2000 was primarily due to a $9 million revenue decrease from natural gas marketing activities and hedging contracts closed in prior periods and a $4 million revenue decrease from crude oil hedging contracts. The $11 million revenue decrease in 1999 primarily related to natural gas marketing activities and hedging contracts closed in prior periods.

  Gains (losses) on sales of reserves and related assets and other, net totaled a gain of $2 million in the first half of 2000 compared to a net loss of $4 million in the comparable prior year period. The difference is due primarily to a $6 million loss related to the anticipated disposition of certain international assets in the first half of 1999.

  Operating expenses of $349 million for the first half of 2000 were approximately $9 million higher than the comparable period in 1999. Taxes other than income were $13 million higher primarily due to increased wellhead revenues in North America and Trinidad. Lease and well expenses were $4 million higher than the prior year period primarily due to the increase in natural gas, crude oil and condensate deliveries in North America, partially offset by the effects of the Share Exchange. Dry hole costs were $7 million higher than the first half of 1999. DD&A increased approximately $4 million compared to the prior year period primarily due to increased production volumes in North America, impairment in the Canada operating segment in the second quarter of 2000 and the Company's decision to defer the development of the Big Piney Madison deep Paleozoic formation methane reserves in Wyoming in the fourth quarter of 1999; partially offset by a charge recorded in second quarter of 1999 pursuant to a change in strategy related to the pursuit of certain offshore operations and the effects of the Share Exchange. G&A was $18 million lower than the prior year period primarily due to the effects of the Share Exchange, costs incurred related to the potential sale of the Company and personnel expenses in the prior year.

  The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense and taxes other than income averaged $1.66 per Mcfe during the first half of 2000 compared to $1.55 per Mcfe in 1999. This increase is primarily due to a higher per unit rate of DD&A, taxes other than income, lease and well, and interest, partially offset by a lower per unit rate of G&A expense.

  Other income, net for the first half of 1999 included a $59.6 million pre-tax gain on the sale of 3.2 million options owned by the Company to purchase Enron Corp. common stock (see Note 8 to the Consolidated Financial Statements).

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


Capital Resources and Liquidity

  The Company's primary sources of cash during the six months ended June 30, 2000 included funds generated from operations, proceeds from sales of treasury stock and proceeds from sales of reserves and related assets. Primary cash outflows included funds used in operations, exploration and development expenditures, repayments of debt, dividends paid to Company shareholders, and common stock repurchases.

  Net operating cash flows of $328 million for the first six months of 2000 increased approximately $172 million as compared to the first six months of 1999 primarily reflecting higher operating revenues, partially offset by higher cash operating expenses.

  Net investing cash outflows of approximately $211 million for the first six months of 2000 increased by $70 million versus the comparable prior year period due primarily to increased exploration and development expenditures and equity investments in the first six months of 2000 and the non-recurrence of proceeds from sales of Enron Corp. options in the first half of 1999, partially offset by increased proceeds from sales of reserves and related assets. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Exploration and development expenditures for the first six months of 2000 and 1999 are as follows (in millions):

                                                 2000     1999
                                                ------   ------
  United States                                 $ 185    $ 160
  Canada                                           19       19
                                                 ----     ----
    North America                                 204      179
  Trinidad                                         18        2
  India   (1)                                      -        19
  China  (1)                                       -         6
  Other                                             2        3
                                                 ----     ----
  TOTAL                                         $ 224    $ 209
                                                 ====     ====

  (1) See Note 2 to the Consolidated Financial Statements.

  Exploration and development expenditures of $224 million for the first six months of 2000 were $15 million higher than the prior year period due primarily to increased exploration and development activities in the United States and Trinidad and equity investments in the CNC ammonia plant in Trinidad, partially offset by the Share Exchange and the acquisition of producing properties in the Big Piney area in the first quarter of 1999.

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

  Cash used by financing activities was $130 million for the first six months of 2000 versus $10 million for the comparable prior year period. Financing activities for 2000 included repayment of debt of $41 million, repurchases of the Company's common stock of $134 million, proceeds from sales of treasury stock of $57 million and cash dividend payments of $13 million.

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

            PART I.  FINANCIAL INFORMATION - (Concluded)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                         EOG RESOURCES, INC.


  During the first half of 2000, the Company repurchased 5.6 million shares of common stock, primarily to reduce the number of shares of stock outstanding and to manage the dilution resulting from shares issued or anticipated to be issued under the Company's employee stock plans. To supplement its share repurchase program, the Company entered into a series of equity derivative transactions in the second quarter. As of June 30, the Company had purchased the right, but not the obligation, to buy up to 1 million shares of the Company's stock at a price of $20.00 per share in April 2001. Also, as of June 30, 2000 the Company had sold put options obligating the Company to purchase up to 1.5 million shares of its common stock, with such options expiring from September 2000 to April 2001 at prices ranging from $15.00 to $18.00. Additionally, the Company has sold to a counterparty the right to purchase up to 2 million shares of EOG's common stock at a price of $29.60 per share, which right expires in April 2001. Settlement alternatives under all circumstances are at the option of the Company and include physical share, net share and net cash settlement. These transactions are accounted for as equity transactions with premiums received recorded to Additional Paid In Capital in the consolidated balance sheets. The Company will assess the status of its share repurchase program at the time these various options expire and will determine at that time whether to settle these options in shares or in cash.

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

                     PART II. OTHER INFORMATION

                         EOG RESOURCES, INC.

ITEM 1.  Legal Proceedings

         See Part 1, Item 1, Note 10 to Consolidated Financial
         Statements, which is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Shareholders of EOG Resources, Inc. was held on May 9, 2000, in Houston, Texas, for the purpose of electing a board of directors and ratifying the appointment of auditors. Proxies for the meeting were solicited pursuant to
         Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.
         (a) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

                                           Shares      Shares
                  Nominee                    For      Withheld
            ---------------------        -----------  ---------
            Fred C. Ackman               104,577,697  2,860,673
            Mark G. Papa                 104,586,207  2,852,163
            Edward Randall, III          104,577,155  2,861,215
            Edmund P. Segner, III        104,569,498  2,868,872
            Frank G. Wisner              104,582,634  2,855,736

         (b) The appointment of Arthur Andersen LLP, independent public accountants, as auditors for the year ending December 31, 2000 was approved by the following vote:
         107,344,777 shares for; 42,459 shares against; and 51,134 shares abstaining.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges
         Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the period ended June 30, 2000.

                             SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EOG RESOURCES, INC.
                                         (Registrant)



Date:  August 8, 2000               By    /S/ T. K. DRIGGERS
                                      ---------------------------
                                          T. K. Driggers
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                               Exhibit 12

                           EOG RESOURCES, INC.
     Computation of Ratio of Earnings to Fixed Charges and Preferred
                                Dividends
                             (In Thousands)
                               (Unaudited)


                                              Six Months Ended
                                                   June 30,               Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                    2000        1999       1998       1997       1996       1995
-----------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR
FIXED CHARGES:
Net Income                                        $119,007   $569,094   $ 56,171   $121,970   $140,008   $142,118
Less:  Capitalized Interest Expense                 (3,405)   (10,594)   (12,711)   (13,706)   (9,136)     (6,490)
Add:  Fixed Charges                                 33,554     72,413     61,290     41,423     21,997     18,414
Income Tax Provision (Benefit)                      71,069     (1,382)     4,111     41,500     50,954     41,936
                                                   -------    -------    -------    -------    -------    -------
EARNINGS AVAILABLE                                $220,225   $629,531   $108,861   $191,187   $203,823   $195,978
                                                   =======    =======    =======    =======    =======    =======

FIXED CHARGES:
Interest Expense                                  $ 30,149   $ 61,819   $ 48,463   $ 27,369   $ 12,370   $ 11,310
Capitalized Interest                                 3,405     10,594     12,711     13,706      9,136      6,490
Rental Expense Representative of Interest Factor         -          -        116        348        491        614
                                                   -------    -------    -------    -------    -------    -------
TOTAL FIXED CHARGES                                 33,554     72,413     61,290     41,423     21,997     18,414
Preferred Dividends                                  8,807        660          -          -          -          -
                                                   -------    -------    -------    -------    -------    -------
TOTAL FIXED CHARGES AND
 PREFERRED DIVIDENDS                              $ 42,361   $ 73,073   $ 61,290   $ 41,423    $ 21,997  $ 18,414
                                                   =======    =======    =======    =======     =======   =======
RATIO OF EARNINGS TO
FIXED CHARGES                                         6.56       8.69       1.78       4.62        9.27     10.64

RATIO OF EARNINGS TO
FIXED CHARGES AND
PREFERRED DIVIDENDS                                   5.20       8.62       1.78       4.62        9.27     10.64