Form 10-Q
period 2000-09-30
EOG RESOURCES INC
filed 2000-10-31
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                               Form 10-Q




  x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 1-9743

                         EOG RESOURCES, INC.

          (Exact name of registrant as specified in its charter)

                     Delaware                     47-0684736
                  (State or other                  (I.R.S.
                   jurisdiction                    Employer
                of incorporation or             Identification No.)
                   organization)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 24, 2000.

             Title of each class            Number of shares
         Common Stock, $.01 par value          116,860,229

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS

  PART I.   FINANCIAL  INFORMATION                                              Page No.
       ITEM 1.  Financial Statements

        Consolidated Statements of Income - Three Months Ended September 30,
          2000 and 1999 And Nine Months Ended September 30, 2000 and 1999 ......... 3
        Consolidated Balance Sheets - September 30, 2000 and December 31,
          1999 .................................................................... 4
        Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 2000 and 1999 ............................................. 5
        Notes to Consolidated Financial Statements ................................ 6

       ITEM 2.   Management's Discussion and Analysis of Financial Conditions and
                   Results of Operations ......................................... 10

  PART II. OTHER INFORMATION

       ITEM 1.   Legal Proceedings ............................................... 16

       ITEM 6.   Exhibits and Reports on Form 8-K ................................ 16


                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS
                               EOG RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,       September 30,
                                                   ------------------  -------------------
                                                     2000       1999     2000       1999
NET OPERATING REVENUES                             --------   -------- ---------  --------
Natural Gas                                        $301,842   $179,972  $719,385  $465,841
Crude Oil, Condensate and Natural Gas Liquids        87,823     44,024   237,251   108,540
Gains(Losses)on Sales of Reserves and Related
  Assets and Other, Net                               4,049      2,784     5,662    (1,452)
                                                    -------    -------   -------   -------
TOTAL                                               393,714    226,780   962,298   572,929

OPERATING EXPENSES
Lease and Well                                       26,867     23,932    78,790    71,539
Exploration Costs                                    14,898     14,478    41,047    41,569
Dry Hole Costs                                        5,627      1,427    14,678     3,902
Impairment of Unproved Oil and Gas Properties         9,307      7,839    25,189    23,826
Depreciation, Depletion and  Amortization            92,056    198,098   266,787   368,901
General and Administrative                           17,053     20,001    49,367    70,021
Taxes Other Than Income                              24,248     14,234    63,337    40,309
                                                    -------    -------   -------   -------
TOTAL                                               190,056    280,009   539,195   620,067
                                                    -------    -------   -------   -------
OPERATING INCOME(LOSS)                              203,658    (53,229)  423,103   (47,138)

OTHER INCOME (EXPENSE)
Gain on Share Exchange                                  -      575,151       -     575,151
Other, Net                                               35    (20,716)      815    37,574
                                                    -------    -------   -------   -------
TOTAL                                                    35    554,435       815   612,725
                                                    -------    -------   -------   -------
INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES     203,693    501,206   423,918   565,587
INTEREST EXPENSE, NET                                14,750     16,925    44,899    45,966
                                                    -------    -------   -------   -------
INCOME BEFORE INCOME TAXES                          188,943    484,281   379,019   519,621
INCOME TAX PROVISION(BENEFIT)                        72,466    (28,640)  143,535   (19,004)
                                                    -------    -------   -------   -------
NET INCOME                                          116,477    512,921   235,484   538,625
PREFERRED STOCK DIVIDENDS                            (2,755)        -     (8,269)      -
                                                    -------    -------   -------   -------
NET INCOME AVAILABLE TO COMMON                     $113,722   $512,921  $227,215  $538,625
                                                    =======    =======   =======   =======
NET INCOME PER SHARE AVAILABLE TO COMMON
Basic                                                 $0.98      $3.75     $1.94     $3.64
                                                    =======    =======   =======   =======
Diluted                                               $0.95      $3.71     $1.91     $3.62
                                                    =======    =======   =======   =======
AVERAGE NUMBER OF COMMON SHARES
Basic                                               116,559    136,662   117,018   147,845
                                                    =======    =======   =======   =======
Diluted                                             119,262    138,270   118,932   148,933
                                                    =======    =======   =======   =======


   The accompanying notes are an integral part of these consolidated financial statements.

                               EOG RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                               September 30,    December 31,
                                                                  2000             1999
--------------------------------------------------------------------------------------------
                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                       $    16,707    $    24,836
Accounts Receivable                                                 267,217        148,189
Inventories                                                          16,612         18,816
Other                                                                30,603          8,660
                                                                 ----------     ----------
TOTAL                                                               331,139        200,501

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                4,942,760      4,602,740
   Less:  Accumulated Depreciation, Depletion and Amortization   (2,499,385)    (2,267,812)
                                                                 ----------     ----------
  Net Oil and Gas Properties                                      2,443,375      2,334,928
OTHER ASSETS                                                         97,979         75,364
                                                                 ----------     ----------
TOTAL ASSETS                                                    $ 2,872,493    $ 2,610,793
                                                                 ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                                $   216,773    $   172,780
Accrued Taxes Payable                                                29,928         19,648
Dividends Payable                                                     4,589          4,227
Other                                                                38,462         21,963
                                                                 ----------     ----------
TOTAL                                                               289,752        218,618

LONG-TERM DEBT                                                      945,167        990,306
OTHER LIABILITIES                                                    64,507         46,306
DEFERRED INCOME TAXES                                               324,743        225,952

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
 Series B, 100,000 Shares Issued, Cumulative,
  $100,000,000 Liquidation Preference                                97,820         97,909
 Series D, 500 Shares Issued, Cumulative,
  $50,000,000 Liquidation Preference                                 49,240         49,281
Common Stock, $.01 Par, 320,000,000 Shares Authorized;
  124,730,000 Shares Issued                                         201,247        201,247
Additional Paid in Capital                                            1,901            -
Unearned Compensation                                                (4,087)        (1,618)
Accumulated Other Comprehensive Income                              (32,485)       (19,810)
Retained Earnings                                                 1,146,381        930,938
Common Stock Held in Treasury, 8,015,662 shares at
 September 30, 2000 and 5,625,446 shares at December 31, 1999      (211,693)      (128,336)
                                                                 ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                                        1,248,324      1,129,611
                                                                 ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 2,872,493    $ 2,610,793
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

                               EOG RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
-------------------------------------------------------------------------------------------
                                                                       2000        1999
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                          $ 235,484   $ 538,625
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                            266,787     368,901
  Impairment of Unproved Oil and Gas Properties                        25,189      23,826
  Deferred Income Taxes                                                81,603     (17,601)
  Other, Net                                                            3,587      23,849
Exploration Costs                                                      41,047      41,569
Dry Hole Costs                                                         14,678       3,902
Losses(Gains)on Sales of Reserves and Related Assets and Other, Net    (1,944)      4,608
Gains on Sales of Other Assets                                           -        (59,647)
Gain on Share Exchange                                                   -       (575,151)
Tax Benefits from Stock Options Exercised                              23,400       1,203
Other, Net                                                             (8,706)    (15,982)
Changes in Components of Working Capital and Other Liabilities
  Accounts Receivable                                                (115,659)       (788)
  Inventories                                                           2,356       3,496
  Accounts Payable                                                     56,682     (21,252)
  Accrued Taxes Payable                                                10,280       3,358
  Other Liabilities                                                     5,274     (18,818)
  Other, Net                                                           (5,975)    (16,376)
Changes in Components of Working Capital Associated with Investing
 and Financing Activities                                             (21,780)     (4,620)
                                                                     --------    --------
NET OPERATING CASH INFLOWS                                            612,303     283,102
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                  (422,821)   (294,875)
Exploration Costs                                                     (41,047)    (41,569)
Dry Hole Costs                                                        (14,678)     (3,902)
Proceeds from Sales of Reserves and Related Assets                     25,588       7,817
Proceeds from Sale of Other Assets                                        -        82,965
Changes in Components of Working Capital Associated with Investing
  Activities                                                           20,517         758
Other, Net                                                            (16,071)      3,284
                                                                     --------    --------
NET INVESTING CASH OUTFLOWS                                          (448,512)   (245,522)
FINANCING CASH FLOWS
Long-Term Debt
  Trade                                                               (45,139)    222,446
  Affiliate                                                               -      (200,000)
Proceeds from Equity Offering                                             -       577,939
Dividends Paid                                                        (19,263)    (13,828)
Treasury Stock Purchased                                             (196,867)        -
Proceeds from Sales of Treasury Stock                                  91,783      12,588
Equity Contribution to Transferred Subsidiaries                           -      (608,750)
Other, Net                                                             (2,434)    (15,438)
                                                                     --------    --------
NET FINANCING CASH OUTFLOWS                                          (171,920)    (25,043)
                                                                     --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (8,129)     12,537
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       24,836       6,303
                                                                     --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  16,707   $  18,840
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

    As more fully discussed in Notes 1 and 14 to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K, the Company engages in price risk management activities from time to time primarily for non-trading and to a lesser extent for trading purposes. Derivative financial instruments (primarily price swaps and costless collars) are utilized selectively for non-trading purposes to hedge the impact of market fluctuations on natural gas and crude oil market prices. Hedge accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. Gains and losses on derivative financial instruments used for hedging purposes are recognized as revenue in the same period as the hedged item. The gains or losses are recorded in Net Operating Revenues for Natural Gas and Crude Oil, Condensate and Natural Gas Liquids. Gains and losses on hedging instruments that are closed prior to maturity are deferred in the consolidated balance sheets and amortized over the original hedge period. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses using the mark-to-market method of accounting. Derivative and other financial instruments utilized in connection with trading activities and derivatives not designated as hedges, primarily price swaps and call options, are accounted for using the mark-to-market method, under which changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The cash flow impact of derivative and other financial instruments used for non-trading and trading purposes is reflected as cash flows from operating activities in the consolidated statements of cash flows.

2.  On  August  16, 1999, the Company and Enron Corp. completed  the
    Share Exchange whereby the Company received 62,270,000 shares of the Company's common stock out of 82,270,000 shares owned by Enron Corp. in exchange for all the stock of the Company's subsidiary, EOGI-India, Inc. (see Note 7 to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K).

3. Natural gas revenues for the three-month and nine-month periods ended September 30, 2000 and 1999, are net of costs of natural gas purchased for sale related to natural gas marketing activities of $16.2 million, $13.7 million, $40.3 million and $48.0 million, respectively.

                            EOG RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. The following table sets forth the computation of basic and diluted earnings from net income available to common (in thousands, except per share amounts):

                                                       Quarter Ended     Nine Months Ended
                                                       September 30,        September 30,
  -----------------------------------------------------------------------------------------
                                                      2000      1999      2000      1999
  -----------------------------------------------------------------------------------------
  Numerator for basic and diluted earnings per share -
     Net income available to common                 $113,722  $512,921  $227,215   $538,625
                                                     =======   =======   =======    =======
  Denominator for basic earnings per share -
     Weighted average shares                         116,559   136,662   117,018    147,845
  Potential dilutive common shares -
    Stock options                                      2,570     1,596     1,797      1,076
    Restricted stock                                      62       -          59        -
    Phantom stock                                         71        12        58         12
                                                     -------   -------   -------    -------
  Denominator for diluted earnings per share -
    Adjusted weighted average shares                 119,262   138,270   118,932    148,933
                                                     =======   =======   =======    =======
  Net income per share of common stock
    Basic                                              $0.98     $3.75     $1.94      $3.64
                                                     =======   =======   =======    =======
    Diluted                                            $0.95     $3.71     $1.91      $3.62
                                                     =======   =======   =======    =======

5. The Company's total comprehensive income was $111 million, $514 million, $223 million and $549 million for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively. The difference between net income and total comprehensive income in the periods was primarily due to a foreign currency translation loss of $5 million, gain of $1 million, loss of $13 million and gain of $11 million for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively.

6.  During  the  first  quarter of 2000,  the  Company  completed  a
    property exchange with Burlington Resources Oil & Gas Company.   The
    acquired properties were assigned the net book value of the properties transferred of approximately $45 million, resulting in no gain or loss.

7.  During  the first and second quarters of 1999, the Company  sold its 3.2 million options to purchase common stock of Enron Corp. having a strike price of $39.1875 per share. In the first quarter of 1999, the Company sold 1.6 million options at an average price of $24.81 ($64.00 Enron Corp. stock price equivalent), realizing net proceeds of $40 million and a gain of $28 million pre-tax ($18 million after-tax). Early in the second quarter of 1999, the Company sold the remaining
    1.6 million options at an average price of $27.07 ($66.26 Enron Corp. stock price equivalent), realizing net proceeds of $43 million and a gain of $32 million pre-tax ($21 million after-tax).

                            EOG RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Selected financial information about operating segments is reported below for the three-month and nine-month periods ended September 30, 2000 and 1999 (in thousands):

                                             Three Months Ended     Nine Months Ended
                                                September 30,          September 30,
  --------------------------------------------------------------------------------------
                                              2000        1999      2000         1999
  --------------------------------------------------------------------------------------
  NET OPERATING REVENUES
    United States                          $326,849    $172,692   $784,368     $414,961
    Canada                                   45,282      27,238    116,570       64,548
    Trinidad                                 21,566      15,474     61,324       48,163
    India  (1)                                  -        11,289        -         51,554
    China (1)                                   -           -          -              4
    Other                                        17          87         36       (6,301)
                                            -------     -------    -------      -------
    TOTAL                                  $393,714    $226,780   $962,298     $572,929
                                            =======     =======    =======      =======
  OPERATING INCOME (LOSS)
    United States                          $163,622    $(41,297)  $334,293     $(57,907)
    Canada                                   27,979      12,303     61,420       21,150
    Trinidad                                 12,749       8,312     30,181       27,949
    India  (1)                                  -         9,869        -         25,699
    China (1)                                   -        (3,461)       -         (8,459)
    Other                                      (692)    (38,955)    (2,791)     (55,570)
                                            -------     -------    -------      -------
    TOTAL                                   203,658     (53,229)   423,103      (47,138)

  RECONCILING ITEMS
    Other Income, Net                            35     554,435        815       612,725
    Interest Expense, Net                    14,750      16,925     44,899        45,966
                                            -------     -------    -------       -------
  INCOME BEFORE INCOME TAXES               $188,943    $484,281   $379,019      $519,621
                                            =======     =======    =======       =======

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

    The Company plans to adopt SFAS No. 133 on January 1, 2001. During the third quarter of 2000, the Company conducted an assessment on the Company's current derivative and hedging activities. The results of the assessment indicate that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

11. During the third quarter of 2000, the Company repurchased 1.7 million shares of common stock, primarily to reduce the number of shares of stock outstanding and to manage the dilution resulting from shares issued or anticipated to be issued under the Company's employee stock plans. To supplement its share repurchase program, the Company
    had   previously   entered  into  a  series  of  equity   derivative
    transactions. During the quarter, several of the put options written by the Company expired without requiring any cash outlay on the part of the Company. Additionally, the Company closed certain equity derivative contracts which were to expire in April 2001 by paying $3.75 million to the counterparty. These transactions are accounted for as equity transactions with amounts received and or paid recorded to Additional Paid In Capital in the consolidated balance sheets. The Company had one million put options which it had written which were still outstanding at September 30, 2000. The strike price of these options is $18.00 per share, and they expire in April 2001.

12. During the quarter, the Company completed two exchange offers for its preferred stock whereby shares of the Company's Series A preferred stock were exchanged for shares of the Company's Series B preferred stock, and shares of the Company's Series C preferred stock were exchanged for shares of the Company's Series D preferred stock. All preferred shares were validly tendered and not withdrawn prior to expiration of the offers. The Company accepted all of the tendered shares and issued the respective series in exchange.

13. During the quarter, the Company filed a shelf registration statement for the offer and sale from time to time of up to $600 million of Company debt securities, preferred stock and/or common
    stock.   Such registration statement was declared effective  by  the
    Securities and Exchange Commission on October 27, 2000. As of October 31, 2000, the Company had sold no securities pursuant to this shelf registration. When combined with the unused portion of a previously
    filed   registration  declared  effective  in  January  1998,   such
    registration statements provide for the offer and sale from time to time of Company debt securities, preferred stock and/or common stock by the Company in an aggregate amount up to $688 million.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            EOG RESOURCES, INC.

   The following review of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. (the "Company") and Notes thereto.

Results of Operations
Three Months Ended September 30,2000 vs.Three Months Ended September 30,1999

   The Company generated third quarter net income available to common of $114 million compared to $513 million for the third quarter of 1999. Included in the 1999 net income was a tax-free net gain of $575 million from the Share Exchange described in Note 2 of the Notes to the Consolidated Financial Statements. Net operating revenues were $394 million compared to $227 million for the third quarter of 1999. Following is an explanation of the variances causing this increase.

Wellhead volume and price statistics are summarized below:
                                                       2000      1999
------------------------------------------------------------------------
Natural Gas Volumes (MMcf per day)(1)
  United States                                         652       642
  Canada                                                125       117
                                                      -----     -----
    North America                                       777       759
  Trinidad                                              132       114
  India   (2)                                            -         38
                                                      -----     -----
    TOTAL                                               909       911
                                                      =====     =====
Average Natural Gas Prices ($/Mcf)(3)
  United States                                       $4.14     $2.40
  Canada                                               3.34      1.99
    North America Composite                            4.01      2.34
  Trinidad                                             1.17      1.07
  India   (2)                                            -       1.94
    COMPOSITE                                          3.60      2.16
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                        23.8      14.6
  Canada                                                2.1       2.7
                                                      -----     -----
    North America                                      25.9      17.3
  Trinidad                                              2.5       2.4
  India   (2)                                            -        2.9
                                                      -----     -----
    TOTAL                                              28.4      22.6
                                                      =====     =====
Average Crude Oil/Condensate Prices ($/Bbl)(3)
  United States                                      $31.38    $20.33
  Canada                                              28.83     18.88
    North America Composite                           31.17     20.10
  Trinidad                                            31.87     19.60
  India   (2)                                           -       17.43
    COMPOSITE                                         31.23     19.71
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                         4.2       2.4
  Canada                                                0.7       0.8
                                                      -----     -----
    TOTAL                                               4.9       3.2
Average Natural Gas Liquids Prices ($/Bbl) (3)
  United States                                      $19.12    $15.25
  Canada                                              18.16      9.62
    COMPOSITE                                         18.98     13.83
Natural Gas Equivalent Volumes (MMcfe per day)(4)
  United States                                         820       743
  Canada                                                142       139
                                                      -----     -----
    North America                                       962       882
  Trinidad                                              147       128
  India   (2)                                            -         55
                                                      -----     -----
    TOTAL                                             1,109     1,065
                                                      =====     =====
Total Bcfe(4)Deliveries                                 102        98
--------------------------------------------------------------------------
 (1) Million cubic feet per day or thousand barrels per day, as applicable.
 (2) See Note 2 to the Consolidated Financial Statements.
 (3) Dollars per thousand cubic feet or per barrel, as applicable.
 (4) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.
                                      10

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.

   Wellhead revenues increased 73% to $391 million in the third quarter of 2000 compared to $226 million in the third quarter of 1999.

   Average wellhead natural gas prices were up by 67%, increasing net operating revenues by $120 million. Average wellhead crude oil and condensate prices were approximately 58% higher than the comparable period in 1999, increasing net operating revenues by $30 million. Third quarter 2000 wellhead natural gas deliveries were less than 1% lower than the comparable period in 1999, as the decrease in volumes due to the transfer of producing properties in the Share Exchange was offset by increased deliveries in North America and Trinidad. (See
Note 2 in the Notes to the Consolidated Financial Statements for a discussion of the Share Exchange.) Wellhead crude oil and condensate deliveries were 26% higher than the prior year period increasing net operating revenues by $11 million. The increase is primarily due to increased North American crude oil production from the East Texas, South Texas, West Texas, California and Wyoming areas, partially offset by the transfer of producing properties in the Share Exchange and decreased Canadian crude oil production. Natural gas liquids prices and deliveries were 37% and 53% higher than the comparable period in 1999 respectively, increasing net operating revenues by $5 million.

  Gains (losses) on sales of reserves and related assets and other, net totaled a $4 million gain in the third quarter of 2000 compared to a $3 million gain in the comparable period of 1999. Included in 2000 was a $7 million gain related to the sale of a coal lease, partially offset by a loss on a crude oil price swap of $3 million, calculated using the mark-to-market method of accounting.

  Operating expenses of $190 million for the third quarter of 2000 were approximately $90 million lower than the third quarter of 1999. Depreciation, depletion and amortization ("DD&A") expense decreased $106 million compared to the prior year period primarily due to a non-recurring charge of $114 million in the third quarter of 1999 related primarily to assets determined no longer central to the Company's business, partially offset by increased natural gas and crude oil and condensate deliveries in North America and Trinidad. Taxes other than income were $10 million higher primarily due to increased wellhead revenues in North America and Trinidad. Exploration and dry hole costs were $6 million higher than the third quarter of 1999 primarily due to increased exploratory drilling and other exploration activities. General and administrative ("G&A") expense was $3 million lower than the prior year period primarily due to non-recurring costs incurred in the third quarter of 1999 related to the completion of the Share Exchange. Lease and well expenses were $3 million higher primarily due to the increase in natural gas and crude oil and condensate deliveries in North America, partially offset by the transfer of certain properties in the Share Exchange.

  The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense, and taxes other than income averaged $1.71 per Mcfe during the third quarter of 2000 compared to $2.78 per Mcfe during the third quarter of 1999. The decrease is primarily due to a lower per unit rate of DD&A, G&A and interest expenses, partially offset by a higher per unit rate of lease and well and taxes other than income. The per unit operating costs of the Company were $1.56 per Mcfe in the third quarter of 1999, excluding the previously mentioned non-recurring charges in DD&A and G&A. The per unit operating costs of $1.71 per Mcfe in the third quarter of 2000 were $0.15 higher than the adjusted per unit operating costs of $1.56 per Mcfe in the third quarter of 1999 primarily due to higher per unit rates of taxes other than income, G&A, lease and well, and DD&A, partially offset by a lower per unit rate of interest.

  Other income (expense) - other, net for the third quarter of 1999 included an $18.7 million charge for estimated exit costs related to the Company's decision to dispose of certain international assets.

  Income tax provision (benefit) decreased net income by $72 million in the third quarter of 2000 as compared to an increase in net income of $29 million in the comparable period a year ago. The increase in 1999 was primarily due to the tax-free net gain of $575 million from the Share Exchange (see Note 2 of the Notes to the Consolidated Financial Statements).

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.

Results of Operations
Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30,1999

  In the first nine months of 2000, the Company generated net income available to common of $227 million compared to $539 million for the first nine months of 1999. Included in the 1999 net income were a tax-free net gain of $575 million from the Share Exchange described in Note 2 of the Notes to the Consolidated Financial Statements and a gain of $39 million on sale of 3.2 million Enron Corp. common stock options held by the Company. Net operating revenues for the first nine months of 2000 were $962 million as compared to $573 million for the first nine months of 1999.

Wellhead volume and price statistics are summarized below:
                                                        2000      1999
------------------------------------------------------------------------
Natural Gas Volumes (MMcf per day)
  United States                                          647       653
  Canada                                                 130       112
                                                       -----     -----
    North America                                        777       765
  Trinidad                                               124       132
  India   (1)                                            -          61
                                                       -----     -----
    TOTAL                                                901       958
                                                       =====     =====
Average Natural Gas Prices ($/Mcf)
  United States                                        $3.33     $2.00
  Canada                                                2.73      1.68
    North America Composite                             3.23      1.95
  Trinidad                                              1.17      1.07
  India   (1)                                            -        1.95
    COMPOSITE                                           2.95      1.83
Crude Oil/Condensate Volumes (MBbl per day)
  United States                                         22.5      13.6
  Canada                                                 2.2       2.7
                                                       -----     -----
    North America                                       24.7      16.3
  Trinidad                                               2.6       2.5
  India   (1)                                            -         5.4
                                                       -----     -----
    TOTAL                                               27.3      24.2
                                                       =====     =====
Average Crude Oil/Condensate Prices ($/Bbl)
  United States                                       $29.30    $16.23
  Canada                                               27.07     15.02
    North America Composite                            29.10     16.02
  Trinidad                                             29.36     14.32
  India   (1)                                            -       12.80
    COMPOSITE                                          29.13     15.13
Natural Gas Liquids Volumes (MBbl per day)
  United States                                          4.3       2.6
  Canada                                                 0.7       0.7
                                                       -----     -----
    TOTAL                                                5.0       3.3
Average Natural Gas Liquids Prices ($/Bbl)
  United States                                       $18.98    $10.33
  Canada                                               15.61      7.24
    COMPOSITE                                          18.48      9.66
Natural Gas Equivalent Volumes (MMcfe per day)
  United States                                          807       750
  Canada                                                 148       132
                                                       -----     -----
    North America                                        955       882
  Trinidad                                               140       147
  India   (1)                                            -          94
                                                       -----     -----
    TOTAL                                              1,095     1,123
                                                       =====     =====
Total Bcfe Deliveries                                    300       307
-------------------------------------------------------------------------
(1) See Note 2 to the Consolidated Financial Statements.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.

   Wellhead revenues increased approximately 65% to $971 million in the first nine months of 2000 compared to $587 million in the first nine months of 1999.

   Average wellhead natural gas prices for the first nine months of 2000 were approximately 61% higher than the comparable period of
1999   increasing  net  operating  revenues  by  approximately  $276 million. Average wellhead crude oil and condensate prices were up by
93%,  increasing  net operating revenues by $105 million.   Wellhead
natural gas deliveries for the first nine months of 2000 were approximately 6% lower than the comparable period in 1999 decreasing net operating revenues by $26 million. The decrease in volumes is primarily due to the transfer of producing properties in the Share Exchange and decreased deliveries in Trinidad, partially offset by increased deliveries in North America. Wellhead crude oil and condensate deliveries were 13% higher than the prior year period increasing net operating revenues by $13 million. The increase is primarily due to increased North America crude oil production from the East Texas, South Texas, West Texas, California and Wyoming areas, partially offset by the transfer of producing properties in the Share Exchange. Natural gas liquids prices and deliveries were 91% and 52% higher than the comparable period in 1999, increasing net operating revenues by $12 million and $5 million, respectively.

   Other marketing activities associated with sales and purchases of natural gas, and natural gas and crude oil price hedging and trading
transactions  decreased  net  operating  revenues  by  $15   million
compared  to a decrease of $13 million in the first nine  months  of
1999.   This  decrease in 2000 was primarily due  to  a  $7  million revenue decrease from natural gas marketing activities and hedging contracts closed in prior periods and a $6 million revenue decrease from crude oil hedging contracts. The $13 million revenue decrease in 1999 primarily related to natural gas marketing activities and hedging contracts closed in prior periods.

   Gains (losses) on sales of reserves and related assets and other, net totaled a gain of $6 million in the first nine months of 2000 compared to a net loss of $2 million in the comparable prior year period. The difference is due primarily to a $6 million loss related to the anticipated disposition of certain international assets in the first nine months of 1999 and a $7 million gain related to the sale of a coal lease in the third quarter of 2000, partially offset by a loss of $3 million on a crude oil price swap in the third quarter of 2000, calculated using the mark-to-market method of accounting.

   Operating expenses of $539 million for the first nine months of 2000 were approximately $81 million lower than the comparable period in 1999. DD&A expense decreased $102 million compared to the prior year period primarily due to a non-recurring charge of $114 million in the third quarter of 1999 related primarily to assets determined no longer central to the Company's business, partially offset by increased natural gas and crude oil and condensate deliveries in
North  America.   Taxes other than income were  $23  million  higher
primarily  due to increased wellhead revenues in North  America  and
Trinidad.   Exploration and dry hole costs were $12  million  higher
than the first nine months in 1999 primarily due to increased exploratory drilling and other exploration activities. G&A expense was $21 million lower than the prior year period primarily due to non-recurring costs incurred related to the completion of the Share Exchange, costs incurred related to the potential sale of the Company and personnel expenses in the prior year. Lease and well expenses were $7 million higher primarily due to the increase in natural gas and crude oil and condensate deliveries in North America, partially offset by the transfer of certain properties in the Share Exchange.

   The per unit operating costs of the Company for lease and well, DD&A, G&A, interest expense, and taxes other than income averaged $1.67 per Mcfe during the first nine months of 2000 compared to $1.94 per Mcfe during the comparable period in 1999. The decrease is primarily due to a lower per unit rate of DD&A and G&A expenses, partially  offset by a higher per unit rate of lease  and  well  and taxes other than income. The per unit operating costs of the Company were $1.50 per Mcfe in the first nine months of 1999, excluding the previously mentioned non-recurring charges in DD&A and G&A. The per unit operating costs of $1.67 per Mcfe in the first nine months of 2000 were $0.17 higher than the adjusted per unit operating costs of $1.50 per Mcfe in the first nine months of 1999 primarily due to higher per unit rates of taxes other than income, G&A, lease and well, and DD&A, partially offset by a lower per unit rate of interest.

   Other income (expense) - other, net for the first nine months of 1999 included a $59.6 million gain on the sale of 3.2 million options owned by the Company to purchase Enron Corp. common stock and an $18.7 million charge for estimated exit costs related to the Company's decision to dispose of certain international assets.

   Income tax provision (benefit) decreased net income by $144 million in the first nine months of 2000 as compared to an increase of $19 million in net income in the comparable period a year ago. The increase in 1999 was primarily due to the tax-free net gain of $575 million from the Share Exchange (see Note 2 of the Notes to the Consolidated Financial Statements).

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


Capital Resources and Liquidity

   The Company's primary sources of cash during the nine months ended
September   30,  2000  included  funds  generated  from  operations,
proceeds from sales of treasury stock and proceeds from sales of reserves and related assets. Primary cash outflows included funds
used   in  operations,  exploration  and  development  expenditures, repayments of debt, dividends paid to Company shareholders, and common stock repurchases.

   Net operating cash flows of $612 million for the first nine months of 2000 increased approximately $329 million as compared to the first nine months of 1999 primarily reflecting higher operating revenues and lower cash operating expenses.

   Net investing cash outflows of approximately $449 million for the first nine months of 2000 increased by $203 million versus the comparable prior year period due primarily to increased exploration and development expenditures and equity investments in the first nine months of 2000 and the non-recurrence of proceeds from sales of Enron Corp. options in the first nine months of 1999, partially offset by increased proceeds from sales of reserves and related assets. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

   Exploration and development expenditures for the first nine months of 2000 and 1999 are as follows (in millions):

                                                2000    1999
                                               -----   -----
  United States                                 $409    $249
  Canada                                          45      51
                                                ----    ----
    North America                                454     300
  Trinidad                                        23       3
  India   (1)                                      -      25
  China  (1)                                       -       9
  Other                                            2       3
                                                ----    ----
  TOTAL                                         $479    $340
                                                ====    ====

  (1) See Note 2 to the Consolidated Financial Statements.

   Exploration and development expenditures of $479 million for the first nine months of 2000 were $139 million higher than the prior year period due primarily to increased exploration and development activities in the United States and Trinidad, and an acquisition of oil and gas properties of approximately $83 million, partially offset by the Share Exchange and the acquisition of producing properties in the Big Piney area in the first quarter of 1999.

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

   Investing cash flows other, net of $16 million outflow for the first nine months of 2000 includes investments in the CNC ammonia plant in Trinidad and other investments.

   Cash used by financing activities was $172 million for the first nine months of 2000 versus $25 million for the comparable prior year period. Financing activities for 2000 included repayment of debt of $45 million, repurchases of the Company's common stock of $197 million, proceeds from sales of treasury stock of $92 million and cash dividend payments of $19 million. Financing activities for 1999 included funds used in the Share Exchange of $609 million and dividend payments of $14 million, partially offset by net addition to long-term debt of $22 million, net proceeds from an equity offering of $578 million and proceeds from sales of treasury stock of $13 million.

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

            PART I.  FINANCIAL INFORMATION - (Concluded)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                         EOG RESOURCES, INC.


   On July 26, 2000, the $400 million credit facility that was scheduled to expire was renewed for $375 million, thereby reducing aggregate long-term committed credit from $800 million at December 31, 1999 to $775 million. Credit facility expirations are as follows: $375 million in 2001 and $400 million in 2004. With respect to the $375 million expiring in 2001, the Company may, at its option, extend the final maturity date of any advances made under the facility by one full year from the expiration date of the facility, effectively qualifying such debt as long-term. At September 30, 2000, there were no advances outstanding under either of these agreements.

   During the third quarter of 2000, the Company repurchased 1.7 million shares of common stock, primarily to reduce the number of shares of stock outstanding and to manage the dilution resulting from shares issued or anticipated to be issued under the Company's employee stock plans. To supplement its share repurchase program,
the   Company  had  previously  entered  into  a  series  of  equity derivative transactions. During the quarter several of the put options written by the Company expired without requiring any cash outlay on the part of the Company. Additionally, the Company closed certain equity derivative contracts which were to expire in April
2001   by   paying   $3.75  million  to  the  counterparty.    These
transactions are accounted for as equity transactions with amounts received and or paid recorded to Additional Paid In Capital in the consolidated balance sheets. The Company had one million put options which it had written which were still outstanding at September 30, 2000. The strike price of these options is $18.00 per share, and they expire in April 2001.

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

ITEM 1.   Legal Proceedings

     See Part 1, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.


ITEM 6.    Exhibits and Reports on Form 8-K

        (a) Exhibits
            Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges
            Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K

        There were no reports on Form 8-K filed for the period ended September 30, 2000.

                             SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          EOG RESOURCES, INC.
                          (Registrant)



Date:  October 31, 2000   By        /S/ T. K. DRIGGERS
                         ----------------------------
                               T. K. Driggers
                         Vice President, Accounting
                          & Land Administration
                        (Principal Accounting Officer)

                                   Exhibit 12

                               EOG RESOURCES, INC.
    Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends
                                 (In Thousands)
                                   (Unaudited)

                                  Nine Months Ended
                                    September 30,                 Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                       2000          1999      1998      1997       1996       1995
------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR
FIXED CHARGES:
Net Income                          $235,484      $569,094  $ 56,171   $121,970   $140,008   $142,118
Less: Capitalized Interest Expense    (5,014)      (10,594)  (12,711)   (13,706)    (9,136)    (6,490)
Add:  Fixed Charges                   49,913        72,413    61,290     41,423     21,997     18,414
Income Tax Provision (Benefit)       143,535        (1,382)    4,111     41,500     50,954     41,936
                                     -------       -------   -------    -------    -------    -------
EARNINGS AVAILABLE                  $423,918      $629,531  $108,861   $191,187   $203,823   $195,978
                                     =======       =======   =======    =======    =======    =======

FIXED CHARGES:
Interest Expense                    $ 44,899      $ 61,819  $ 48,463   $ 27,369   $ 12,370   $ 11,310
Capitalized Interest                   5,014        10,594    12,711     13,706      9,136      6,490
Rental Expense Representative
  of Interest Factor                     -             -         116        348        491        614
                                     -------       -------   -------    -------    -------    -------
TOTAL FIXED CHARGES                   49,913        72,413    61,290     41,423     21,997     18,414
Preferred Dividends                   13,309           660       -          -          -          -
                                     -------       -------   -------    -------    -------    -------
TOTAL FIXED CHARGES AND
 PREFERRED DIVIDENDS                $ 63,222      $ 73,073  $ 61,290   $ 41,423   $ 21,997   $ 18,414
                                     =======       =======   =======    =======    =======    =======
RATIO OF EARNINGS TO
FIXED CHARGES                           8.49          8.69      1.78       4.62       9.27      10.64

RATIO OF EARNINGS TO
FIXED CHARGES AND
PREFERRED DIVIDENDS                     6.71          8.62      1.78       4.62       9.27      10.64
