Form 10-K
period 2000-12-31
EOG RESOURCES INC
filed 2001-03-23
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                          ------------------
                              Form 10-K
                          ------------------

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    Commission file number: 1-9743

                         EOG RESOURCES, INC.
        (Exact name of registrant as specified in its charter)

            Delaware                         47-0684736
  (State or other jurisdiction    (I.R.S. Employer Identification No.)
of incorporation or organization)

        1200 Smith Street, Suite 300, Houston, Texas 77002-7361
          (Address of principal executive offices)   (zip code)

   Registrant's telephone number, including area code:  713-651-7000

      Securities registered pursuant to Section 12(b) of the Act:

      Title of each class        Name of each exchange on which registered
      -------------------        -----------------------------------------
  Common Stock, $.01 par value          New York Stock Exchange
Preferred Share Purchase Rights         New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:

                                 None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

      Aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price in the daily composite list for transactions on the New York Stock Exchange on March 12, 2001 was $47.50. As of March 12, 2001, there were 116,731,591 shares of the registrant's Common Stock, $.01 par value, outstanding.

      Documents incorporated by reference. Portions of the following documents are incorporated by reference into the indicated parts of this report: 2000 Annual Report to Stockholders - Part I, II and IV; and Proxy Statement for the May 8, 2001 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2000 ("Proxy Statement") - Part III.

                           TABLE OF CONTENTS

                                                                         Page
                                PART I
Item 1.  Business .....................................................    1
          General .....................................................    1
          Business Segments ...........................................    1
          Exploration and Production ..................................    1
          Marketing ...................................................    3
          Wellhead Volumes and Prices,and Lease and Well Expenses .....    4
          Competition .................................................    5
          Regulation ..................................................    5
          Relationship Between EOG and Enron Corp. ....................    7
          Other Matters ...............................................    7
          Current Executive Officers of the Registrant ................   10

Item 2.  Properties
          Oil and Gas Exploration and Production Properties and
          Reserves ....................................................   11

Item 3.  Legal Proceedings ............................................   14

Item 4.  Submission of Matters to a Vote of Security Holders ..........   14

                                PART II
Item 5.  Market for the Registrant's Common Equity and Related
          Shareholder Matters .........................................   14

Item 6.  Selected Financial Data ......................................   14

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................   14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...   14

Item 8.  Financial Statements and Supplementary Data ..................   15

Item 9.  Disagreements on Accounting and Financial Disclosure..........   15

                               PART III
Item 10. Directors and Executive Officers of the Registrant ...........   15

Item 11. Executive Compensation .......................................   15

Item 12. Security Ownership of Certain Beneficial Owners
          and Management ..............................................   15

Item 13. Certain Relationships and Related Transactions ...............   15

                                PART IV
Item 14. Financial Statements and Financial Statement Schedule,
          Exhibits and Reports on Form 8-K ............................   16

					PART I

ITEM 1.  Business

General

      EOG Resources, Inc., a Delaware corporation organized in 1985 ("EOG"), together with its subsidiaries, explores for, develops, produces and markets natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada and Trinidad and, to a lesser extent, selected other international areas. EOG's principal producing areas are further described under
"Exploration and Production" below. At December 31, 2000, EOG's estimated net proved natural gas reserves were 3,381 billion cubic feet ("Bcf") and estimated net proved crude oil, condensate and natural gas liquids reserves were 73 million barrels ("MMBbl") (see "Supplemental Information to Consolidated Financial Statements" on page 43 of EOG's 2000 Annual Report to Shareholders ("Annual Report to Shareholders")). At such date, approximately 56% of EOG's reserves (on a natural gas equivalent basis) was located in the United States, 15% in Canada and 29% in Trinidad. As of December 31, 2000, EOG employed approximately 850 persons, including foreign national employees.

      EOG's business strategy is to maximize the rate of return on investment of capital by controlling all operating and capital costs. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis. EOG focuses its drilling activity toward natural gas deliverability in addition to natural gas reserve replacement and to a lesser extent crude oil exploitation. EOG focuses on the cost-effective utilization of advances in technology associated with the gathering, processing and interpretation of three-dimensional seismic data, developing reservoir simulation models and drilling operations through the use of new and/or improved drill bits, mud motors, mud additives, formation logging techniques and reservoir fracturing methods. These advanced technologies are used, as appropriate, throughout EOG to reduce the risks associated with all aspects of oil and gas reserve exploration, exploitation and development. EOG implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low cost reserves. EOG also makes selected tactical acquisitions that result in additional economies of scale or land positions with significant additional prospects. Achieving and maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations are also important goals in the implementation of EOG's strategy.

     With respect to information on EOG's working interest in wells or acreage, "net" oil and gas wells or acreage are determined by multiplying "gross" oil and gas wells or acreage by EOG's working interest in the wells or acreage. Unless otherwise defined, all references to wells are gross.


Business Segments

      EOG's operations are all natural gas and crude oil exploration and production related.


Exploration and Production

  North America Operations

      EOG's North American operations are organized into eight largely autonomous business units or divisions, each focusing on one or more basins, utilizing personnel who have developed experience and expertise unique to the geology of the region, thereby leveraging EOG's knowledge and cost structure into enhanced returns on invested capital.

     At December 31, 2000, 85% of EOG's proved United States reserves (on a natural gas equivalent basis) was natural gas and 15% was crude oil, condensate and natural gas liquids. A substantial portion of EOG's United States natural gas reserves is in long-lived fields with well-established production histories. EOG believes that opportunities exist to increase production in many of these fields through continued infill and other development drilling. The following is a summary of significant developments during 2000 and certain drilling plans for 2001 for EOG's North American operating divisions.

      Midland, Texas Division. The division's operations primarily focus on the Southeastern New Mexico area, Val Verde Basin and Midland Basin of West Texas. During 2000, the Midland Division increased average daily production 31% from 111 million cubic feet equivalent ("MMcfe") per day in 1999 to 145 MMcfe per day in 2000. The division drilled 67 gross wells in 2000. In early 2000, the division completed a property trade with Burlington Resources Oil & Gas Company, which added approximately 170,000 acres in the Permian Basin to the division's net acreage. During 2000, three new exploration trends in the Permian Basin were defined and over 200,000 acres of new leasehold and seismic options were added in these areas. Plans for 2001 include drilling over 90 wells in the Permian Basin and acquiring new leasehold and new three-dimensional seismic in high potential trends.

      Denver, Colorado Division. Key producing areas for the Denver Division are the Big Piney - LaBarge Platform; Vernal - Chapita/Natural Buttes; California - North Shafter; and Southwest Wyoming - Cepo/Cedar Chest. Net production in the division averaged 133 million cubic feet ("MMcf") per day of natural gas and
5.7 thousand barrels ("MBbl") per day of crude oil, condensate, and natural gas liquids in 2000. At December 31, 2000, natural gas deliverability net to EOG was approximately 140 MMcf per day. During 2000, the division drilled twelve successful wells in North Shafter. For 2001, the division plans to drill more wells in this area to continue to gather information and ultimately determine the size and potential of the oil field. During 2000, the division also integrated and merged 520 square miles of three-dimensional seismic data, covering the LaBarge Platform in Big Piney, Wyoming to identify and develop both shallow and deep exploratory prospects. The division plans to drill more than 200 wells during 2001.

      Oklahoma City/Mid-Continent Division.    The   Mid-Continent
division's activities are concentrated in the Oklahoma and Texas panhandles and in the deeper Anadarko Basin. Production from the division is primarily from the Morrow, Toronto, and Council Grove formations. During 2000, the division drilled 105 gross wells replacing reserves by over 150%. During 2000, net production for the division averaged approximately 70 MMcf per day of natural gas and
0.7 MBbl per day of crude oil and condensate. The division assembled an additional 400,000 acres in the panhandle areas during 2000, and plans to drill over 150 wells during 2001. EOG anticipates an active Mid-Continent drilling program for several years.

      Tyler, Texas Division. The Tyler Division increased average daily production by 35% from 110 MMcfe per day in 1999 to 149 MMcfe per day in 2000. Key areas of production for the division are the Sabine Uplift Region, Upper Texas Coast and Mississippi Salt Basin. During 2000, the division assimilated and exploited properties in the Sabine Uplift Region which were acquired through a December 31, 1999 property trade. Net production for the division averaged approximately 113 MMcf per day of natural gas and 5.9 MBbl per day of crude oil, condensate and natural gas liquids in 2000. Plans are to drill another 50 wells in the Sabine Uplift areas, 20 wells in the Upper Texas and Louisiana Coastal areas, and 30 wells in the Mississippi Salt Basin during 2001. The division also plans to enter several new exploratory areas, including the Bossier play in Louisiana.

      Corpus Christi, Texas Division. The Corpus Christi Division's activities are focused in the Lobo/Roleta, Frio and Wilcox producing horizons in South Texas. The principal areas of activity are in the Frio trend in Matagorda County and the Lobo/Roleta trend which occurs primarily in Webb and Zapata Counties. Early in 2000, the division made a discovery of over 100 billion cubic feet equivalent ("Bcfe") in the Roleta trend. Two to three rigs drilled in the Roleta throughout the year, drilling 39 gross wells with a success rate of approximately 90%. The division exceeded 100% reserve replacement while increasing average daily production 21% from 152 MMcfe per day in 1999 to 184 MMcfe per day in 2000. The growth came from significant acreage that was added in three trends: the Lobo and Wilcox in South Texas and the Geopressured Frio along the Texas Gulf Coast. During 2000, the division identified seven fields with upside potential: Zwebb - Webb and Zapata Counties; El Huerfano - Zapata County; Pok-A-Dot - Zapata County; Tiffany - Webb County; Rosita - Duval County; Bucks Bayou North - Matagorda County; and Bay City Area - Matagorda County.

      Pittsburgh, Pennsylvania Division. This newest EOG division was added in late 2000 following the purchase of Somerset Oil & Gas Company, Inc., a small independent oil and gas operator in Appalachia with assets located primarily in Western Pennsylvania. The acquisition added approximately 150 Bcf of reserves and 400 Devonian drilling locations to EOG's portfolio. For 2001, the division plans to assemble a substantial acreage position for exploration plays, shoot additional two-dimensional seismic and drill at least four exploratory wells. In addition, the division will focus on completing its staffing to become a fully operational exploitation and exploration unit.

      Houston, Texas/Offshore Division. The Offshore Division focuses on the Gulf of Mexico Shelf in Texas and Louisiana. Two fields, Eugene Island 135 and Matagorda Island 623, account for a significant portion of the division's production. During 2000, total daily production averaged 91 MMcfe per day compared to 133 MMcfe per day in 1999 due primarily to approximately 28 MMcf per day of natural gas production that was traded on December 31, 1999. By year-end 2000, the division had replaced, through successful drilling, the reduction in volumes related to the property trade. During 2000, the division drilled or participated in five wells that resulted in an increase in production, including one exploratory discovery at Matagorda Island 704 which added 5 MMcf per day.

      Calgary, Canada Division. The Calgary Division is engaged in the exploration for and the development, production and marketing of natural gas, natural gas liquids and crude oil in Western Canada, principally in the provinces of Alberta, Saskatchewan, and Manitoba. The division conducts operations from offices in Calgary, Alberta. During 2000, the division was again successful with its strategy of drilling a large number of shallow gas wells in Western Canada, adding both production and reserves. The division increased production from 134 MMcfe per day in 1999 to 146 MMcfe per day in 2000 and set a division record by drilling 434 wells, most of which were shallow gas. Key producing areas were Sandhills, Blackfoot and Grande Prairie (Wapiti). Also in 2000, the division acquired a small Canadian producer, Q Energy Limited, which had assets adjacent to the division's existing Sandhills operation. For 2001, the division plans to drill at least 375 shallow gas wells in the Sandhills and

Blackfoot areas and carry out further seismic and aeromagnetic surveys on the Northwest Territories acreage where drilling is planned for early 2002.

  Outside North America Operations

      EOG has producing operations offshore Trinidad and is evaluating exploration, exploitation and development opportunities in selected other international areas.

      Trinidad. In November 1992, EOG was awarded a 95% working interest concession in the South East Coast Consortium ("SECC") Block offshore Trinidad, encompassing three undeveloped fields previously held by three government-owned energy companies. The Kiskadee and Ibis fields have since been developed, and the Oilbird field is anticipated to be developed within the next several years. Existing surplus processing and transportation capacity at the Pelican field facilities owned and operated by Trinidad and Tobago government-owned companies is being used to process and transport the production. Natural gas is being sold into the local market under a take-or-pay agreement with the National Gas Company of Trinidad and Tobago. In 2000, deliveries net to EOG averaged 125 MMcf per day of natural gas and 2.6 MBbl per day of crude oil and condensate.

      In 1996, EOG signed a production sharing contract with the Government of Trinidad and Tobago for the Modified U(a) Block where EOG holds a 100% working interest. The contract committed EOG to the acquisition of three-dimensional seismic data and the drilling of three wells. The first well, Osprey, was drilled in 1998 and was successful, encountering over 400 feet of net pay. This is the largest exploration discovery in EOG's history. During the fourth quarter of 1999, EOG drilled an unsuccessful exploration well, the Motmot, and in the first quarter of 2000, the Tanager well was determined to be unsuccessful. These wells fulfilled the drilling obligations on the block. In 2000, EOG drilled the successful appraisal development OA2 well, which resulted in an increase of booked reserves by 71 Bcfe to a field total of 746 Bcfe. At December 31, 2000, EOG held approximately 71,000 net undeveloped acres in Trinidad.

     In January 2000, EOG signed a 15-year natural gas supply contract for approximately 60 MMcf per day with the National Gas Company of Trinidad and Tobago. This natural gas will supply a 1,850 metric ton per day anhydrous ammonia plant that is to be constructed by Caribbean Nitrogen Company Limited, a Trinidadian company in which EOG has a 16% interest.

      Other International. EOG continues to evaluate other selected conventional natural gas and crude oil opportunities outside North America primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.


Marketing

    Wellhead Marketing. EOG's North America wellhead natural gas production is currently being sold on the spot market and under long-term natural gas contracts at market responsive prices. In many instances, the long-term contract prices closely approximate the prices received for natural gas being sold on the spot market. Wellhead natural gas volumes from Trinidad are sold at prices that are based on a fixed price schedule with annual escalations. Prior to the Share Exchange (as described in "Relationship Between EOG and Enron Corp." on page 7) and under terms of the production sharing contracts, natural gas volumes in India were sold to a nominee of the Government of India at a price linked to a basket of world market fuel oil quotations with floor and ceiling limits.

    Substantially all of EOG's wellhead crude oil and condensate is sold under various terms and arrangements at market responsive prices.

    Other Marketing. EOG Resources Marketing, Inc. ("EOGM"), a wholly owned subsidiary of EOG, is a marketing company engaging in various marketing activities. Both EOG and EOGM contract to provide, under short and long-term agreements, natural gas to various purchasers and then aggregate the necessary supplies for the sales with purchases from various sources including third-party producers, marketing companies, pipelines or from EOG's own production and arrange for any necessary transportation to the points of delivery. In addition, EOGM has purchased and constructed several small gas gathering systems in order to facilitate its entry into the gas gathering business on a limited basis. Both EOG and EOGM utilize other short and long-term hedging and trading mechanisms including sales and purchases utilizing NYMEX-related commodity market transactions from time to time. These marketing activities have provided an effective balance in managing a portion of EOG's exposure to commodity price risks for both natural gas and crude oil and condensate wellhead prices. (See "Other Matters-Risk Management").

Wellhead Volumes and Prices, and Lease and Well Expenses

      The following table sets forth certain information regarding EOG's wellhead volumes of and average prices for natural gas per thousand cubic feet ("Mcf"), crude oil and condensate, and natural gas liquids per barrel ("Bbl"), and average lease and well expenses per thousand cubic feet equivalent ("Mcfe"-natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil, condensate or natural gas liquids) delivered during each of the three years in the period ended December 31, 2000. As a result of the consensus of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," EOG reclassified all prior periods to reflect certain transportation expenses incurred as lease and well expenses, instead of deductions from revenues as previously reported.

                                                     Year Ended December 31,
                                                  ---------------------------
                                                   2000       1999      1998
                                                  ------     ------    ------
 Natural Gas Volumes (MMcf per day)
  United  States.............................       654        654       671(1)
  Canada.....................................       129        115       105
  Trinidad...................................       125        123       139
  India(2)...................................        -          46        56
                                                  -----      -----     -----
    Total....................................       908        938       971
                                                  =====      =====     =====
 Crude Oil and Condensate Volumes (MBbl per day)
  United States..............................      22.8       14.4      14.0
  Canada.....................................       2.1        2.6       2.6
  Trinidad...................................       2.6        2.4       3.0
  India(2)...................................        -         4.1       5.1
                                                  -----      -----     -----
    Total....................................      27.5       23.5      24.7
                                                  =====      =====     =====
 Natural Gas Liquids Volumes (MBbl per day)
  United States..............................       4.0        2.6       2.9
  Canada.....................................       0.7        0.8       1.0
                                                  -----      -----     -----
    Total....................................       4.7        3.4       3.9
                                                  =====      =====     =====
 Average Natural Gas Prices ($/Mcf)
  United States..............................    $ 3.96     $ 2.20    $ 2.01(3)
  Canada.....................................      3.33       1.88      1.48
  Trinidad...................................      1.17       1.08      1.06
  India(2)...................................        -        2.09      2.57
    Composite................................      3.49       2.01      1.85
 Average Crude Oil and Condensate Prices ($/Bbl)
  United States..............................    $29.68     $18.55    $12.89
  Canada.....................................     27.76      16.77     11.82
  Trinidad...................................     30.14      16.21     12.26
  India(2)...................................        -       12.80     12.86
    Composite................................     29.57      17.12     12.69
 Average Natural Gas Liquids Prices ($/Bbl)
  United States..............................    $20.45     $13.41    $ 9.50
  Canada.....................................     16.75       8.23      5.32
    Composite................................     19.87      12.24      8.38
 Lease and Well Expenses ($/Mcfe)
  United States..............................    $  .35     $  .33    $  .34
  Canada.....................................       .52        .46       .44
  Trinidad...................................       .16        .13       .12
  India(2)...................................        -         .35       .34
    Composite................................       .35        .33       .33
_______________________________________________________________________________
(1) Includes 48 MMcf per day delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
    Delivery obligations were terminated in December 1998.
(2) See "Relationship Between EOG and Enron Corp." regarding the Share
    Exchange Agreement on Page 7.
(3) Includes an average equivalent wellhead value of $1.88 per Mcf for the volumes described in note (1).

Competition

        EOG actively competes for reserve acquisitions and exploration/exploitation leases, licenses and concessions, frequently against companies with substantially larger financial and other resources. To the extent EOG's exploration budget is lower than that of certain of its competitors, EOG may be disadvantaged in effectively competing for certain reserves, leases, licenses and concessions. Competitive factors include price, contract terms, and quality of service, including pipeline connection times and distribution efficiencies. In addition, EOG faces competition from other producers and suppliers, including competition from other world wide energy supplies, such as natural gas from Canada.

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

      A substantial portion of EOG's oil and gas leases in the Big Piney area and in the Gulf of Mexico, as well as some in other areas, are granted by the federal government and administered by the Bureau of Land Management (the "BLM") and the Minerals Management Service (the "MMS"), both federal agencies. Operations conducted by EOG on federal oil and gas leases must comply with numerous statutory and regulatory restrictions concerning the above and other matters. Certain operations must be conducted pursuant to appropriate permits issued by the BLM and the MMS.

       BLM and MMS leases contain relatively standardized terms requiring compliance with detailed regulations and, in the case of offshore leases, orders pursuant to the Outer Continental Shelf Lands Act (which are subject to change by the MMS). Such offshore operations are subject to numerous regulatory requirements, including the need for prior MMS approval for exploration, development, and production plans, stringent engineering and construction specifications applicable to offshore production facilities, regulations restricting the flaring or venting of production, and regulations governing the plugging and abandonment of offshore wells and the removal of all production facilities. Under certain circumstances, the MMS may require operations on federal leases to be suspended or terminated. Any such suspension or termination could adversely affect EOG's interests.

      The MMS amended the regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases, effective June 1, 2000. The new rules modified the valuation procedures for both arm's-length and non-arm's-length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that, in the opinion of MMS, better reflects its market value. Two industry trade associations have sought judicial review of the new rules in federal district court. EOG cannot predict what effect the outcome of the litigation will be or what effect, if any, it will have on EOG's operations.

      In March 2000, a federal district court vacated MMS regulations which sought to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS disallowed deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. The United States has appealed the district court ruling. EOG cannot predict what the outcome of the appeal will be or what effect, if any, it will have on EOG's operations.

     Sales of crude oil, condensate and natural gas liquids by EOG are made at unregulated market prices.

      The transportation and sale for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). These statutes are administered by the Federal Energy Regulatory Commission (the "FERC"). Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by EOG of its own production. All other sales of natural gas by EOG, such as those of natural gas purchased from third parties, remain jurisdictional sales subject to a blanket sales certificate under the NGA, which has flexible terms and conditions. Consequently, all of EOG's sales of natural gas currently may be made at market prices, subject to applicable contract provisions. EOG's jurisdictional sales, however, are subject to the future possibility of greater federal oversight, including the possibility the FERC might prospectively impose more restrictive conditions on such sales.

      Since 1985, the FERC has endeavored to enhance competition in natural gas markets by making natural gas transportation more accessible to natural gas buyers and sellers on an open and nondiscriminatory basis. These efforts culminated in Order No. 636 and various rehearing orders ("Order No. 636"), which mandate a fundamental restructuring of interstate natural gas pipeline sales and transportation services, including the "unbundling" by interstate natural gas pipelines of the sales, transportation, storage, and other components of their service, and to separately state the rates for each unbundled service. Order No. 636 does not directly regulate EOG's activities, but has an indirect effect because of its broad scope. Order No. 636 has ended interstate pipelines' traditional role as wholesalers of natural gas, and substantially increased competition in natural gas markets. In spite of this uncertainty, Order No. 636 may enhance EOG's ability to market and transport its natural gas production, although it may also subject EOG to more restrictive pipeline imbalance tolerances and greater penalties for violation of such tolerances.

      EOG owns, directly or indirectly, certain natural gas pipelines that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels as a result of pipeline restructuring under Order No. 636. For example, the Texas Railroad Commission has approved changes to its regulations governing transportation and gathering services performed by intrastate pipelines and gatherers, which prohibit such entities from unduly discriminating in favor of their affiliates. EOG's gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

      EOG's natural gas gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. EOG cannot predict what effect, if any, such legislation might have on its operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

     Order No. 637 revises the FERC's current regulatory framework for purposes of improving the efficiency of the market and providing captive pipeline customers with the opportunity to reduce their cost of holding long-term pipeline capacity while continuing to protect against the exercise of market power. Order No. 637 revises FERC pricing policy by waiving price ceilings for short-term released capacity for a two year period and permitting pipelines to file for peak/off-peak and term differentiated rate structures. Order No. 637 does not, however, require the allocation of all short-term capacity on the basis of competitive auctions--as had been proposed by the FERC. Order No. 637 adopts changes in regulations relating to scheduling procedures, capacity segmentation and pipeline penalties to improve the competitiveness and efficiency of the interstate pipeline grid. It also narrows pipeline customers' right of first refusal to remove economic biases in the current rule, while still protecting captive customers' ability to resubscribe to long-term capacity. Finally, it improves the FERC's reporting requirements to provide more transparent pricing information and permit more effective monitoring of the market. Appeals of Order No. 637 are pending court review. EOG cannot predict what the outcome of that review will be or what effect it will have on EOG's operations.

      While Order No. 637, and any subsequent FERC action will affect EOG only indirectly, the Order and related inquiries are intended to further enhance competition in natural gas markets, while maintaining adequate consumer protections.

      EOG cannot predict the effect that any of the aforementioned orders or the challenges to such orders will ultimately have on EOG's operations. Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC and the courts. EOG cannot predict when or whether any such proposals or proceedings may become effective. It should also be noted that the natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less regulated approach currently being pursued by the FERC will continue indefinitely.

      Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect EOG's operations and costs as a result of their effect on natural gas and crude oil exploration, development and production operations and could cause EOG to incur remediation or other corrective action costs in connection with a release of regulated substances, including crude oil, into the environment. In addition, EOG has acquired certain oil and gas properties from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under EOG's control. Under environmental laws and regulations, EOG could be required to remove or remediate wastes disposed of or released by prior owners or operators.

Compliance with such laws and regulations increases EOG's overall cost of business, but has not had a material adverse effect on EOG's operations or financial condition. It is not anticipated, based on current laws and regulations, that EOG will be required in the near future to expend amounts that are material in relation to its total exploration and development expenditure program in order to comply with each environmental law and regulation, but inasmuch as such laws and regulations are frequently changed, EOG is unable to predict the ultimate cost of compliance.

      Canadian Regulation. In Canada, the petroleum industry is subject to extensive controls and operates under various provincial and federal legislation and regulations governing land tenure, royalties, taxes, production rates, operational standards, environmental protection, health and safety, exports and other matters. EOG operates within this regulatory framework and continues to monitor and evaluate the impact of the regulatory regime when determining parameters for engaging in oil and gas activities and investments in Canada. The price of natural gas and crude oil in Canada has been deregulated and is determined by market conditions and negotiations between buyers and sellers in a North American market place. The North American Free Trade Agreement supports the on-going cross-border commercial transactions of the natural gas and crude oil business.

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

      Canadian governmental regulations may have a material effect on the economic parameters for engaging in oil and gas activities in Canada and may have a material effect on the advisability of investments in Canadian oil and gas drilling activities. EOG is monitoring political, regulatory and economic developments in Canada.

     Other International Regulation. EOG's exploration and production operations outside North America are subject to various types of regulations imposed by the respective governments of the countries in which EOG's operations are conducted, and may affect EOG's operations and costs within that country. EOG currently has operations offshore Trinidad.

Relationship Between EOG and Enron Corp.

     On August 16, 1999, EOG and Enron Corp. closed the Share Exchange Agreement in which EOG acquired 62,270,000 shares of EOG's common stock out of 82,270,000 shares then owned by Enron Corp., and in return Enron Corp. received all of the stock of EOGI-India, Inc., a subsidiary of EOG ("Share Exchange"). EOGI-India, Inc. owned, through subsidiaries, all of EOG's assets and operations in India and China, and had received from EOG an indirect $600 million cash capital contribution, plus certain intercompany receivables, prior to the Share Exchange. EOG recognized a $575 million tax-free gain on the Share Exchange based on the fair value of the shares received, net of transaction fees of $14 million. On the closing of the Share Exchange, all of Enron Corp.'s officers and directors then serving as Company directors resigned from EOG's board. Following the closing of the Share Exchange, Enron Corp. sold 8,500,000 shares of Company stock pursuant to a public offering in which EOG also sold 27,000,000 shares of its common stock. Subsequent to the closing of the Share Exchange and the common stock offering, Enron Corp. sold securities that are mandatorily exchangeable at maturity into a minimum of 9,746,250 EOG shares and a maximum of 11,500,000 EOG shares, the latter being an amount equal to all of Enron Corp.'s remaining shares in EOG. The maturity date for these securities is July 31, 2002.

      EOG and Enron Corp. have in the past entered into material transactions and agreements incident to their respective businesses. Such transactions and agreements have related to, among other things, the purchase and sale of natural gas and crude oil, hedging and trading activities and the provision of certain corporate services. Many of these agreements are still in place, and EOG and Enron Corp. may enter into similar types of transactions and agreements in the future. EOG intends that the terms of any future transactions and agreements with Enron Corp. will be at least as favorable to EOG as could be obtained from other third parties.

Other Matters

      Energy Prices. Since EOG is primarily a natural gas company, it is more significantly impacted by changes in natural gas prices than in the prices for crude oil, condensate or natural gas liquids. Average North America wellhead natural gas prices have fluctuated, at times rather dramatically, during the last three years. These fluctuations resulted in a 15% decrease in the average wellhead natural gas price for North America received by EOG from 1997 to 1998, an increase of 11% from 1998 to 1999, and an increase of 80% from 1999 to 2000. Wellhead natural gas volumes from Trinidad are sold at prices that are based on a fixed schedule with annual escalations. Due to the many uncertainties associated with the world political environment, the availabilities of other world wide energy supplies and the relative competitive relationships of the various energy sources in the view of the consumers, EOG is unable to predict what changes may occur in natural gas prices in the future.

      Substantially all of EOG's wellhead crude oil and condensate is sold under various terms and arrangements at market responsive prices. Crude oil and condensate prices also have fluctuated during the last three years. Due to the many uncertainties associated with the world political environment, the availabilities of other world wide energy supplies and the relative competitive relationships of the various energy sources in the view of the consumers, EOG is unable to predict what changes may occur in crude oil and condensate prices in the future.

     Risk Management. EOG engages in price risk management activities from time to time primarily for non-trading and to a lesser extent for trading purposes. Derivative financial instruments (primarily price swaps and costless collars) are utilized for non-trading purposes to hedge the impact of market fluctuations of natural gas and crude oil market prices on net income and cash flow.

     At December 31, 2000, EOG had outstanding swap contracts covering notional volumes of approximately 0.7 million barrels ("MMBbl") of crude oil and condensate for 2001. EOG elected not to designate these crude oil swap contracts as a hedge of its 2001 crude oil production, and accordingly, is accounting for these swap contracts under mark-to-market accounting. At December 31, 2000, the fair value of these swap contracts was $0.4 million.

     In February 2001, EOG entered into price swap agreements covering notional volumes of 0.6 MMBbl of oil for the period March 2001 to December 2001 at an average price of $28.09 per Bbl and notional volumes of 100,000 million British thermal units of natural gas per day (MMBtu/d) for the months of April and May 2001 at an average price of $5.16 per MMBtu. EOG will account for these swap contracts under mark-to-market accounting.

     In February 2001, a Canadian subsidiary of EOG priced certain natural gas physical agreements for approximately 47,000 MMBtu/d for the months of April and May 2001 at an average NYMEX price of US$5.16 per MMBtu less applicable basis (location) adjustments.

     At December 31, 2000, based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2001 for which prices have not, in effect, been hedged using NYMEX-related commodity market transactions and long-term marketing contracts, EOG's price sensitivity for each $.10 per Mcf change in average wellhead natural gas prices is $19 million (or $0.16 per share) for net income and $19 million for current operating cash flow. EOG is not impacted as significantly by changing crude oil prices for those volumes not otherwise hedged. EOG's price sensitivity for each $1.00 per barrel change in average wellhead crude oil prices is $6 million (or $0.05 per share) for net income and $6 million for current operating cash flow.

    Tight Gas Sand Tax Credits(Section 29) and Severance Tax Exemption. United States federal tax law provides a tax credit for production of certain fuels produced from nonconventional sources (including natural gas produced from tight formations), subject to a number of limitations. Fuels qualifying for the credit must be produced from a well drilled or a facility placed in service after November 5, 1990 and before January 1, 1993, and must be sold before January 1, 2003.

      The credit, which is currently approximately $.52 per million British thermal units of natural gas, is computed by reference to the price of crude oil, and is phased out as the price of crude oil exceeds $23.50 in 1980 dollars (adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1980 dollars (similarly adjusted). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $47 per barrel in current dollars. Significant benefits from the tax credit have accrued and continue to accrue to EOG since a portion (and in some cases a substantial portion) of EOG's natural gas production from new wells drilled after November 5, 1990, and before January 1, 1993, on EOG's leases in several of EOG's significant producing areas qualify for this tax credit. In 1999 and 2000, EOG entered into arrangements with a third party whereby certain Section 29 credits were sold by EOG to the third party, and payments for such credits will be received on an as-generated basis.

      Natural gas production from wells spudded or completed after May 24, 1989 and before September 1, 1996 in tight formations in Texas qualifies for a ten-year exemption from severance taxes, subject to certain limitations, during the period beginning September 1, 1991 and ending August 31, 2001. In addition, natural gas production from qualifying wells spudded or completed after August 31, 1996 and before September 1, 2010 is entitled to use of a reduced severance tax rate. However, the cumulative value of the tax reduction cannot exceed 50 percent of the drilling and completion costs incurred on a well by well basis.

      Other.   All  of EOG's natural gas and crude oil activities  are
subject to the risks normally incident to the exploration for and development and production of natural gas and crude oil, including blowouts, cratering and fires, each of which could result in damage to life and property. Offshore operations are subject to usual marine perils, including hurricanes and other adverse weather conditions. EOG's activities are also subject to governmental regulations as well as interruption or termination by governmental authorities based on environmental and other considerations. In accordance with customary industry practices, insurance is maintained by EOG against some, but not all, of the risks. Losses and liabilities arising from such events could reduce revenues and increase costs to EOG to the extent not covered by insurance.

      EOG's operations outside of North America are subject to certain risks, including expropriation of assets, risks of increases in taxes and government royalties, renegotiation of contracts with foreign governments, political instability, payment delays, limits on allowable levels of production and currency exchange and repatriation losses, as well as changes in laws, regulations and policies governing operations of foreign companies generally.

Current Executive Officers of the Registrant

      The current executive officers of EOG and their names and ages are as follows:

Name                         Age                Position

Mark  G.  Papa............   54     Chairman of the Board and Chief
                                     Executive Officer; Director

Edmund P. Segner, III.....   47     President and Chief of Staff;
                                     Director

Loren  M. Leiker..........   47     Executive Vice President,
                                     Exploration and Development

Gary  L.  Thomas..........   51     Executive Vice President,
                                     North America Operations

Barry  Hunsaker,  Jr......   50     Senior Vice President and
                                     General Counsel

Timothy  K. Driggers......   39     Vice President, Accounting and
                                     Land Administration

David R. Looney...........   44     Vice President, Finance

      Mark G. Papa was elected Chairman of the Board and Chief Executive Officer in August 1999, President and Chief Executive Officer and Director of EOG in September 1998, President and Chief Operating Officer in September 1997, President in December 1996 and was President--North America Operations from February 1994 to September 1998. From May 1986 through January 1994, Mr. Papa served as Senior Vice President--Operations. Mr. Papa joined Belco Petroleum Corporation, a predecessor of EOG, in 1981.

      Edmund P. Segner, III became President and Chief of Staff and Director of EOG in August 1999. He became Vice Chairman and Chief of Staff of EOG in September 1997. Mr. Segner was a director of EOG from January 1997 to October 1997. Prior to joining EOG, Mr. Segner was Executive Vice President and Chief of Staff of Enron Corp.

      Loren M. Leiker joined EOG in April 1989 as Senior Vice President, Exploration. He was elected Executive Vice President, Exploration in May 1998 and Executive Vice President, Exploration and Development in February 2000.

      Gary L. Thomas was elected Executive Vice President, North America Operations in May 1998. He was previously Senior Vice President and General Manager of EOG's Midland Division. Mr. Thomas joined a predecessor of EOG in July 1978.

      Barry Hunsaker, Jr. has been Senior Vice President and General Counsel since he joined EOG in May 1996. Prior to joining EOG, Mr. Hunsaker was a partner in the law firm of Vinson & Elkins L.L.P.

      Timothy K. Driggers was elected Vice President and Controller of EOG in October 1999 and was subsequently named Vice President, Accounting and Land Administration. He was Assistant Controller of Enron Corp. from October 1998 through September 1999. Mr. Driggers held management positions in the Financial Planning and Reporting Department of EOG from August 1995 through September 1998. Prior to joining EOG, Mr. Driggers was a Senior Audit Manager at Arthur Andersen LLP.

      David R. Looney was elected Vice President, Finance of EOG in August 1999. He joined EOG as Assistant Treasurer in February 1998. Prior to joining EOG, Mr. Looney spent over 17 years in the commercial banking industry, specializing in capital formation for companies involved in the energy industry.

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

ITEM 2.  Properties

Oil and Gas Exploration and Production Properties and Reserves

      Reserve Information. For estimates of EOG's net proved and proved developed reserves of natural gas and liquids, including crude oil, condensate and natural gas liquids, see "Supplemental Information to Consolidated Financial Statements" in the Annual Report to Shareholders.

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

      In general, the volume of production from oil and gas properties owned by EOG declines as reserves are depleted. Except to the extent EOG acquires additional properties containing proved reserves or conducts successful exploration, exploitation and development activities, the proved reserves of EOG will decline as reserves are produced. Volumes generated from future activities of EOG are therefore highly dependent upon the level of success in finding or acquiring additional reserves and the costs incurred in so doing. EOG's estimates of reserves filed with other federal agencies agree with the information set forth in Supplemental Information to Consolidated Financial Statements.

      Acreage. The following table summarizes EOG's developed and undeveloped acreage at December 31, 2000. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

                                  Developed              Undeveloped                 Total
                            ---------------------   ----------------------   ----------------------
                              Gross        Net        Gross        Net         Gross        Net
                            ----------  ----------  ----------  ----------   ----------  ----------
United States
  Texas.....................   466,616     309,737     684,492     520,044   1,151,108      829,781
  Wyoming...................   288,597     175,764     564,256     365,041     852,853      540,805
  Offshore Gulf of Mexico...   290,890      80,827     382,525     249,452     673,415      330,279
  Montana...................   119,566         560     268,313     209,702     387,879      210,262
  New Mexico................   112,863      55,799     222,803     121,575     335,666      177,374
  Utah......................   217,087      76,287     142,181      83,642     359,268      159,929
  Pennsylvania..............    67,637      67,637      82,500      82,500     150,137      150,137
  Oklahoma..................   120,012      66,442     147,082      79,650     267,094      146,092
  California................     2,801       1,549      90,741      81,012      93,542       82,561
  South Dakota..............        -           -       52,238      52,238      52,238       52,238
  Kansas....................    12,412      10,596      37,045      32,836      49,457       43,432
  Mississippi...............     8,222       7,965      37,684      34,595      45,906       42,560
  Colorado..................    24,884       1,425     100,227      40,943     125,111       42,368
  Louisiana.................    11,517       9,446      26,115      16,499      37,632       25,945
  New York..................        -           -       28,260      24,258      28,260       24,258
  North Dakota..............     3,170         976       3,490       3,227       6,660        4,203
  Arkansas..................     7,922       1,095       2,010         639       9,932        1,734
  Other.....................       240          -          211         193         451          193
                             ---------   ---------   ---------   ---------   ---------    ---------
   Total United States...... 1,754,436     866,105   2,872,173   1,998,046   4,626,609    2,864,151

Canada
  Saskatchewan..............   354,506     321,788     205,567     196,248     560,073      518,036
  Alberta...................   447,522     312,547     346,124     288,878     793,646      601,425
  Manitoba..................    12,103      10,269      21,849      20,649      33,952       30,918
  British Columbia..........       656         164      14,768       8,909      15,424        9,073
  Northwest Territories.....        -           -      605,053     189,089     605,053      189,089
                             ---------   ---------   ---------   ---------   ---------    ---------
   Total Canada.............   814,787     644,768   1,193,361     703,773   2,008,148    1,348,541

Other International
  Trinidad..................    22,856      22,346      74,551      70,823      97,407       93,169
  France....................        -           -      168,032     168,032     168,032      168,032
  Ghana.....................        -           -    1,899,743     474,936   1,899,743      474,936
                             ---------   ---------   ---------   ---------   ---------    ---------
   Total Other International    22,856      22,346   2,142,326     713,791   2,165,182      736,137
                             ---------   ---------   ---------   ---------   ---------    ---------
    Total................... 2,592,079   1,533,219   6,207,860   3,415,610   8,799,939    4,948,829
                             =========   =========   =========   =========   =========    =========

      Producing Well Summary. The following table reflects EOG's ownership in gas and oil wells located in Texas, the Gulf of Mexico, Oklahoma, New Mexico, Utah, Pennsylvania, Wyoming, and various other states, Canada and Trinidad at December 31, 2000. Gross gas and oil wells include 233 with multiple completions.

                                                     Productive Wells
                                                     ----------------
                                                      Gross     Net
                                                     -------  -------
     Gas   .......................................    7,921    5,881
     Oil   .......................................    1,411    1,145
                                                     ------   ------
         Total....................................    9,332    7,026
                                                     ======   ======

      Drilling and Acquisition Activities. During the years ended December 31, 2000, 1999, and 1998 EOG spent approximately $687 million, $461 million and $769 million, respectively, for exploratory and development drilling and acquisition of leases and producing properties. EOG drilled, participated in the drilling of or acquired wells as set out in the table below for the periods indicated:

                                                    Year Ended December 31,
                                     ----------------------------------------------------
                                           2000              1999              1998
                                     ----------------  ----------------   ---------------
                                      Gross     Net     Gross     Net      Gross     Net
                                     ------- --------  -------  -------   -------  ------
Development Wells Completed
 North America
  Gas...............................   743     611.93    613    515.64      478    402.80
  Oil...............................    93      83.46     53     52.02       38     34.98
  Dry...............................    51      44.03     68     58.43       79     62.16
                                     -----   --------  -----    ------    -----    ------
    Total...........................   887     739.42    734    626.09      595    499.94
 Outside North America
  Gas...............................    -          -       6      2.00       -         -
  Oil...............................    -          -       6      1.90       21      6.30
  Dry...............................    -          -      -         -        -         -
                                     -----   --------  -----    ------    -----    ------
    Total...........................    -          -      12      3.90       21      6.30
                                     -----   --------  -----    ------    -----    ------
   Total Development................   887     739.42    746    629.99      616    506.24
                                     -----   --------  -----    ------    -----    ------
Exploratory Wells Completed
 North America
  Gas...............................    19      11.85     21     14.57        5      4.40
  Oil...............................     4       4.00      2      2.00        6      5.50
  Dry...............................    26      20.00     19     14.55       22     15.70
                                     -----   --------  -----    ------    -----    ------
    Total...........................    49      35.85     42     31.12       33     25.60
 Outside North America
  Gas...............................    -          -       1      0.30        1      1.00
  Oil...............................    -          -       -        -         1       .90
  Dry...............................     1       1.00      1      1.00       -         -
                                     -----   --------  -----    ------    -----    ------
    Total...........................     1       1.00      2      1.30        2      1.90
                                     -----   --------  -----    ------    -----    ------
  Total Exploratory.................    50      36.85     44     32.42       35     27.50
                                     -----   --------  -----    ------    -----    ------
    Total...........................   937     776.27    790    662.41      651    533.74
Wells in Progress at end of period..    46      40.19     25     21.34       28     15.73
                                     -----   --------  -----    ------    -----    ------
  Total.............................   983     816.46    815    683.75      679    549.47
                                     =====   ========  =====    ======    =====    ======
Wells Acquired*
  Gas............................... 1,315     985.37    576    380.01      333    317.23
  Oil...............................   168     120.70    422    402.34       -       1.70
                                     -----   --------  -----    ------    -----    ------
     Total.......................... 1,483   1,106.07    998    782.35      333    318.93
                                     =====   ========  =====    ======    =====    ======

__________________
*Includes the acquisition of additional interests in certain wells in which EOG previously owned an interest.

      All of EOG's drilling activities are conducted on a contract basis with independent drilling contractors. EOG owns no drilling equipment.

ITEM 3.  Legal Proceedings

      The information required by this item is incorporated by reference from the Contingencies section of Note 7 of Notes to Consolidated Financial Statements included in the Annual Report to Shareholders.


ITEM 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


                               PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
Shareholder Matters

      Information required by this item is incorporated by reference from page 53 of the Annual Report to Shareholders.


ITEM 6.  Selected Financial Data

      Information required by this item is incorporated by reference from page 52 of the Annual Report to Shareholders.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Information required by this item is incorporated by reference from pages 18 through 23 of the Annual Report to Shareholders.

Information Regarding Forward-Looking Statements

       This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, including, among others, statements regarding EOG's future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "strategy," "intend," "plan," "target" and "believe" or the negative of those terms or other variations of them or by comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning future operating results or the ability to increase reserves or to generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates; extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; political developments around the world; and financial market conditions.

      In  light  of  these risks, uncertainties and  assumptions,  the events  anticipated  by  EOG's forward-looking  statements  might  not occur. EOG undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

      EOG's exposure to interest rate risk and commodity price risk is discussed respectively in the Financing and Outlook sections of the "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity," which is incorporated by reference from pages page 22 of the Annual Report to Shareholders. EOG's exposure to foreign currency exchange rate risks and other market risks is insignificant.

ITEM 8.  Financial Statements and Supplementary Data

   Information required by this item is incorporated by reference from portions of the Annual Report to Shareholders as indicated:

     Cross Reference to Applicable Sections
     Of Annual Report to Shareholders                                     Page
     --------------------------------------                               ----
     Report of Independent Public Accountants..........................    24
     Consolidated Financial Statements.................................    26
     Notes to Consolidated Financial Statements........................    30
     Supplemental Information to Consolidated Financial Statements.....    43
     Unaudited Quarterly Financial Information.........................    51

ITEM 9.  Disagreements on Accounting and Financial Disclosure

     None.

                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant

      The information required by this Item regarding directors is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2000, under the caption entitled "Election of Directors."

      See  list  of "Current Executive Officers of the Registrant"  in
Part I located elsewhere herein.

ITEM 11.  Executive Compensation

      The information required by this Item is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2000, under the caption "Compensation of Directors and Executive Officers."

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2000, under the captions "Election of Directors" and "Compensation of Directors and Executive Officers."

ITEM 13.  Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2000, under the caption "Certain Transactions."

                               PART IV

ITEM 14.  Financial Statements and Financial Statement Schedule,
           Exhibits and Reports on Form 8-K

(a)(1)  Financial Statements and Supplemental Data

        Cross Reference to Applicable Sections
        Of Annual Report to Shareholders                                   Page
        --------------------------------------                             ----
        Consolidated Financial Statements...............................    26
        Notes to Consolidated Financial Statements......................    30
        Supplemental Information to Consolidated Financial Statements...    43
        Unaudited Quarterly Financial Information.......................    51


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To EOG Resources, Inc.:

          We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in EOG Resources, Inc.'s Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included in this item is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP


     Houston, Texas
     February 15, 2001

(a)(2) Financial Statement Schedule

       Schedule II

                                       EOG RESOURCES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    For the Years Ended December 31, 2000, 1999 and 1998
                                         (In Thousands)

-------------------------------------------------------------------------------------------------
Column A                                    Column B      Column C      Column D       Column E
-------------------------------------------------------------------------------------------------
                                                         Additions    Deductions For
                                           Balance at    Charged to    Purpose For     Balance at
                                          Beginning of   Costs and    Which Reserves     End of
Description                                   Year        Expenses     Were Created       Year
-------------------------------------------------------------------------------------------------
2000
 Reserves deducted from assets
   to which they apply--
   Revaluation of Accounts Receivable.....  $ 1,060       $   500        $     2        $ 1,558
                                            =======       =======        =======        =======
1999
 Reserves deducted from assets
   to which they apply--
   Revaluation of Accounts Receivable.....  $11,375       $ 1,972        $12,287        $ 1,060
                                            =======       =======        =======        =======
1998
 Reserves deducted from assets
   to which they apply--
   Revaluation of Accounts Receivable.....  $ 7,025       $ 4,350        $    -         $11,375
                                            =======       =======        =======        =======


   Other financial statement schedules have been omitted because they are inapplicable or the information required therein is included elsewhere in the consolidated financial statements or notes thereto.


  (a)(3) Exhibits

     See pages 18 through 22 for a listing of the exhibits.

  (b)  Reports on Form 8-K

    No Current Reports on Form 8-K were filed by EOG during the three months ended December 31, 2000.

                               EXHIBITS

      Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to EOG's Form S-1 Registration Statement, Registration No. 33-30678, filed on August 24, 1989 ("Form S-1"), or as otherwise indicated.

Exhibit
Number                          Description
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

3.1(e)     --    Certificate  of Amendment of Restated Certificate  of
                 Incorporation, dated May 7, 1997 (Exhibit 3(e) to Form  S-3
                 Registration  Statement No. 333-44785,  filed  January  23,
                 1998).

3.1(f)     --    Certificate of Ownership and Merger, dated August 26,
                 1999  (Exhibit 3.1(f) to EOG's Annual Report on  Form  10-K
                 for the year ended December 31, 1999).

3.1(g)     --    Certificate  of  Designations  of  Series  E  Junior
                 Participating  Preferred  Stock, dated  February  14,  2000
                 (Exhibit  2  to  Form  8-A  Registration  Statement,  filed
                 February 18, 2000).

3.1(h)     --    Certificate of Designation, Preferences and Rights of
                 Fixed  Rate  Cumulative Perpetual Senior  Preferred  Stock,
                 Series  B, dated July 19, 2000.  (Exhibit 3.1(h)  to  EOG's
                 Registration  Statement on Form S-3 Registration  Statement
                 No. 333-46858, filed September 28, 2000)

3.1(i)     --    Certificate of Designation, Preferences and Rights of
                 the  Flexible  Money  Market  Cumulative  Preferred  Stock,
                 Series  D,  dated  July 25, 2000 (Exhibit 3.1(i)  to  EOG's
                 Registration  Statement on Form S-3 Registration  Statement
                 No. 333-46858, filed September 28,2000).

3.1(j)     --    Certificate  of  Elimination  of  the   Fixed   Rate
                 Cumulative  Perpetual  Senior Preferred  Stock,  Series  A,
                 dated   September  15,  2000  (Exhibit  3.1(j)   to   EOG's
                 Registration  Statement on Form S-3 Registration  Statement
                 No. 333-46858, filed September 28,2000)

3.1(k)     --    Certificate  of  Elimination of  the  Flexible  Money
                 Market   Cumulative  Preferred  Stock,  Series   C,   dated
                 September  15,  2000 (Exhibit 3.1(k) to EOG's  Registration
                 Statement on Form S-3 Registration Statement No. 333-46858,
                 filed September 28,2000)

3.2        --    By-laws,   dated  August  23,   1989,   as   amended
                 December  12,  1990, February 8, 1994,  January  19,  1996,
                 February  13,  1997,  May 5, 1998, September  7,  1999  and
                 February  14, 2000 (Exhibit 3.1 to EOG's Current Report  on
                 Form 8-K, filed February 18, 2000).

4.1(a)     --    Specimen  of Certificate evidencing the Common  Stock
                 (Exhibit  3.3 to EOG's Annual Report on Form 10-K  for  the
                 year ended December 31, 1999).

4.1(b)     --    Specimen  of  Certificate  Evidencing   Fixed   Rate
                 Cumulative  Perpetual  Senior  Preferred  Stock,  Series  B
                 (Exhibit 4.3(g) to EOG's Registration Statement on Form S-4
                 Registration Statement No. 333-36056, filed June 7, 2000).

Exhibit
Number                          Description

4.1(c)     --    Specimen  of  Certificate Evidencing  Flexible  Money
                 Market Cumulative Preferred Stock, Series D (Exhibit 4.3(g)
                 to  EOG's  Registration Statement on Form S-4  Registration
                 Statement No. 333-36416, filed June 12, 2000).

4.2        --    Rights  Agreement,  dated as of  February  14,  2000,
                 between  EOG and First Chicago Trust Company of  New  York, which includes the form of Rights Certificate as Exhibit  B and  the Summary of Rights to Purchase Preferred Shares  as
                 Exhibit  C  (Exhibit 1 to EOG's Registration  Statement  on
                 Form 8-A, filed February 18, 2000).

4.3(a)     --    Amended and Restated 1994 Stock Plan (Exhibit 4.3  to
                 Form   S-8  Registration  Statement  No.  33-58103,   filed
                 March 15, 1995).

4.3(b)     --    Amendment  to Amended and Restated 1994  Stock  Plan,
                 dated effective as of December 12, 1995 (Exhibit 4.3(a)  to
                 EOG's  Annual  Report  on  Form 10-K  for  the  year  ended
                 December 31, 1995).

4.3(c)     --    Amendment  to Amended and Restated 1994  Stock  Plan,
                 dated effective as of December 10, 1996 (Exhibit 4.3(a)  to
                 Form   S-8  Registration  Statement  No.  333-20841,  filed
                 January 31, 1997).

4.3(d)     --    Third  Amendment to Amended and Restated  1994  Stock
                 Plan,  dated  effective  as of December  9,  1997  (Exhibit
                 4.3(d)  to  EOG's Annual Report on Form 10-K for  the  year ended December 31, 1997).

4.3(e)     --    Fourth  Amendment to Amended and Restated 1994  Stock
                 Plan, dated effective as of May 5, 1998 (Exhibit 4.3(e)  to
                 EOG's  Annual  Report  on  Form 10-K  for  the  year  ended
                 December 31, 1998).

4.3(f)     --    Fifth  Amendment to Amended and Restated  1994  Stock
                 Plan,  dated  effective  as of December  8,  1998  (Exhibit
                 4.3(f)  to  EOG's Annual Report on Form 10-K for  the  year ended December 31, 1998).

4.4        --    Form  of  Rights  Certificate  (Exhibit  3  to  EOG's
                 Registration  Statement  on Form 8-A,  filed  February  18,
                 2000).

4.5        --    Indenture dated as of September 1, 1991, between  EOG
                 and  Chase  Bank  of Texas National Association  (formerly,
                 Texas Commerce Bank National Association) (Exhibit 4(a)  to
                 EOG's  Registration  Statement  on  Form  S-3  Registration
                 Statement No. 33-42640, filed September 6, 1991).

4.6        --    Indenture dated as of _________, 2000, between EOG and
                 The  Bank  of  New York (Exhibit 4.6 to EOG's  Registration
                 Statement on Form S-3 Registration Statement No. 333-46858,
                 filed September 28, 2000).

10.2(a)    --    Stock Restriction and Registration Agreement dated as
                 of August 23, 1989 (Exhibit 10.2 to Form S-1).

10.2(b)    --    Amendment  to  Stock  Restriction  and  Registration
                 Agreement,  dated December 9, 1997, between EOG  and  Enron
                 Corp. (Exhibit 10.2(b) to EOG's Annual Report on Form  10-K
                 for the year ended December 31, 1997).

10.3       --    Tax Allocation Agreement, entered into effective as of
                 the Deconsolidation Date, between Enron Corp., EOG, and the subsidiaries  of  EOG listed therein as additional  parties
                 (Exhibit 10.3 to EOG's Annual Report on Form 10-K  for  the
                 year ended December 31, 1998).

10.4(a)    --    Share Exchange Agreement, dated as of July 19,  1999,
                 between  Enron  Corp.  and  EOG  (Exhibit  2  to  Form  S-3
                 Registration Statement No. 333-83533, filed July 23, 1999).

Exhibit
Number                          Description

10.4(b)    --    Letter  Amendment,  dated July  30,  1999,  to  Share
                 Exchange   Agreement,   between   Enron   Corp.   and   EOG
                 (Exhibit  2.2  to EOG's Current Report on Form  8-K,  filed
                 August 31, 1999).

10.4(c)    --    Letter  Amendment, dated August 10,  1999,  to  Share
                 Exchange   Agreement,   between   Enron   Corp.   and   EOG
                 (Exhibit  2.3  to EOG's Current Report on Form  8-K,  filed
                 August 31, 1999).

*10.4(d)   --    Consent  Agreement between EOG,  Enron  Corp.,  Enron
                 Finance  Partners, LLC, Enron Intermediate  Holdings,  LLC,
                 Enron  Asset Holdings, LLC and Aeneas, LLC, dated  November
                 28, 2000.

10.14(a)   --    1993   Nonemployee  Directors'  Stock  Option   Plan
                 (Exhibit 10.14 to EOG's Annual Report on Form 10-K for  the
                 year ended December 31, 1992).

10.14(b)   --    First Amendment to 1993 Nonemployee Directors'  Stock
                 Option  Plan  (Exhibit 10.14(b) to EOG's Annual  Report  on
                 Form 10-K for the year ended December 31, 1996).

10.16      --    Interest Rate and Currency Exchange Agreement,  dated
                 as  of June 1, 1991, between Enron Risk Management Services
                 Corp. and Enron Oil & Gas Marketing, Inc. (Exhibit 10.17 to
                 EOG's  Annual  Report  on  Form 10-K  for  the  year  ended
                 December  31,  1991),  Confirmation  dated  June  14,  1992
                 (Exhibit   10.17   to  Form  S-1  Registration   Statement,
                 No. 33-50462, filed August 5, 1992) and Confirmations dated
                 March  25,  1991,  April 25, 1991, and September  23,  1992
                 (assigned to Enron Risk Management Services Corp. by  Enron
                 Finance  Corp.  pursuant  to an Assignment  and  Assumption
                 Agreement,  dated as of November 1, 1993,  by  and  between
                 Enron  Finance Corp., Enron Risk Management Services  Corp.
                 and  Enron  Oil & Gas Marketing, Inc.). (Exhibit  10.16  to
                 EOG's  Annual  Report  on  Form 10-K  for  the  year  ended
                 December 31, 1993).

10.17      --    Assignment  and  Assumption Agreement,  dated  as  of
                 November  1,  1993,  by  and  between  Enron  Oil   &   Gas
                 Marketing,  Inc.,  EOG and Enron Risk  Management  Services
                 Corp.  (Exhibit 10.17 to EOG's Annual Report on  Form  10-K
                 for the year ended December 31, 1993).

10.18      --    ISDA Master Agreement, dated as of November 1,  1993,
                 between  EOG and Enron Risk Management Services Corp.,  and
                 Confirmation  Nos. 1268.0, 1286.0, 1291.0, 1292.0,  1304.0,
                 1305.0,  1321.0,  1335.0, 1338.0, 1370.0,  1471.0,  1485.0,
                 1486.0,  1494.0,  1495.0, 1509.0, 1514.0, 1533.01,  1569.0,
                 1986.0,  2217.0,  2227.0, 2278.0,  2299.0,  2372.0,  2647.0
                 (Exhibit 10.18 to EOG's Annual Report on Form 10-K for  the
                 year ended December 31, 1993).

10.25      --    Enron  Corp. 1991 Stock Plan (Exhibit 10.08 to  Enron
                 Corp.  Annual  Report  on  Form 10-K  for  the  year  ended
                 December 31, 1991).

10.26      --    Enron  Corp.  1988 Deferral Plan  (Exhibit  10.49  to
                 Form S-1).

10.28      --    Enron  Executive Supplemental Survivor Benefits  Plan
                 Effective January 1, 1987 (Exhibit 10.51 to Form S-1).

10.34      --    1992  Stock  Plan (As Amended and Restated  Effective
                 June  28, 1999) (Exhibit A to EOG's Proxy Statement,  dated
                 June  4,  1999,  with respect to EOG's  Annual  Meeting  of
                 Shareholders).

10.60      --    Services  Agreement, dated January 1,  1997,  between
                 Enron  Corp. and EOG (Exhibit 10.60 to EOG's Annual  Report
                 on Form 10-K for the year ended December 31, 1997).

10.61      --    Equity   Participation  and   Business   Opportunity
                 Agreement,  dated December 9, 1997, between EOG  and  Enron
                 Corp.  (Exhibit  10  to  Form  S-3  Registration  Statement
                 No. 333-44785, filed January 23, 1998).

Exhibit
Number                          Description

10.63(a)   --    1996 Deferral Plan (Exhibit 10.63(a) to EOG's  Annual
                 Report on Form 10-K for the year ended December 31, 1997).

10.63(b)   --    First Amendment to 1996 Deferral Plan, dated effective
                 as  of  December 9, 1997 (Exhibit 10.63(b) to EOG's  Annual
                 Report on Form 10-K for the year ended December 31, 1997).

10.63(c)   --    Second  Amendment  to  1996  Deferral  Plan,   dated
                 effective as of December 8, 1998 (Exhibit 10.63(c) to EOG's
                 Annual Report on Form 10-K for the year ended December  31,
                 1998).

10.64(a)   --    Executive Employment Agreement between EOG and Mark G.
                 Papa,  effective as of November 1, 1997 (Exhibit  10.64  to
                 EOG's  Annual  Report  on  Form 10-K  for  the  year  ended
                 December 31, 1997).

10.64(b)   --    First  Amendment  to Executive  Employment  Agreement
                 between  EOG and Mark G. Papa, effective as of February  1,
                 1999  (Exhibit 10.64(b) to EOG's Annual Report on Form 10-K
                 for the year ended December 31, 1998).

10.64(c)   --    Second  Amendment to Executive Agreement between  EOG
                 and  Mark  G. Papa, effective as of June 28, 1999  (Exhibit
                 10.64(c)  to EOG's Annual Report on Form 10-K for the  year ended December 31, 1999).

10.65(a)   --    Executive  Employment  Agreement  between  EOG   and
                 Edmund  P. Segner, III, effective as of September  1,  1998
                 (Exhibit  10.65(a) to EOG's Annual Report on Form 10-K  for
                 the year ended December 31, 1998).

10.65(b)   --    First  Amendment  to Executive  Employment  Agreement
                 between  EOG  and  Edmund P. Segner, III, effective  as  of
                 February  1, 1999 (Exhibit 10.65(b) to EOG's Annual  Report
                 on Form 10-K for the year ended December 31, 1998).

10.65(c)   --    Second  Amendment  to Executive Employment  Agreement
                 between  EOG  and  Edmund P. Segner, III, effective  as  of
                 June  28, 1999 (Exhibit 10.65(c) to EOG's Annual Report  on
                 Form 10-K for the year ended December 31, 1999).

10.66(a)   --    Executive Employment Agreement between EOG and  Barry
                 Hunsaker,  Jr., effective as of September 1, 1998  (Exhibit
                 10.66(a)  to EOG's Annual Report on Form 10-K for the  year ended December 31, 1999).

10.66(b)   --    First  Amendment  to Executive  Employment  Agreement
                 between  EOG  and  Barry Hunsaker,  Jr.,  effective  as  of
                 December 21, 1998 (Exhibit 10.66(b) to EOG's Annual  Report
                 on Form 10-K for the year ended December 31, 1999).

10.66(c)   --    Second  Amendment  to Executive Employment  Agreement
                 between  EOG  and  Barry Hunsaker,  Jr.,  effective  as  of
                 February  1, 1999 (Exhibit 10.66(c) to EOG's Annual  Report
                 on Form 10-K for the year ended December 31, 1999).

10.67(a)   --    Executive Employment Agreement between EOG and Loren M
                 Leiker, effective as of March 1, 1998 (Exhibit 10.67(a)  to
                 EOG's  Annual  Report  on  Form 10-K  for  the  year  ended
                 December 31, 1999).

10.67(b)   --    First  Amendment  to Executive  Employment  Agreement
                 between   EOG  and  Loren  M.  Leiker,  effective   as   of
                 February  1, 1999 (Exhibit 10.67(b) to EOG's Annual  Report
                 on Form 10-K for the year ended December 31, 1999).

10.68(a)   --    Executive Employment Agreement between EOG and Gary L.
                 Thomas, effective as of September 1, 1998 (Exhibit 10.68(a)
                 to  EOG's  Annual Report on Form 10-K for  the  year  ended
                 December 31, 1999).

10.68(b)   --    First  Amendment  to Executive  Employment  Agreement
                 between EOG and Gary L. Thomas, effective as of February 1,
                 1999  (Exhibit 10.68(b) to EOG's Annual Report on Form 10-K
                 for the year ended December 31, 1999).

Exhibit
Number                          Description


*12        --    Computation of Ratio of Earnings to Fixed Charges and
                 Combined Fixed Charges and Preferred Dividends.

*13        --    Annual Report to Shareholders

*21        --    List of subsidiaries.

*23.1      --    Consent of DeGolyer and MacNaughton.

 23.2      --    Opinion of DeGolyer and MacNaughton dated February 8,
                 2000  (Exhibit 23.2 to EOG's Current Report  on  Form  8-K,
                 filed on February 27, 2001).

*23.3      --    Consent of Arthur Andersen LLP.

*24        --    Powers of Attorney.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2001.

                              EOG RESOURCES, INC.
                              (Registrant)

                              By   /s/TIMOTHY K. DRIGGERS
                                ---------------------------
                                   (Timothy K. Driggers)
                                Vice President Accounting
                                 and Land Administration
                               (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities with EOG Resources, Inc. indicated and on the 23rd day of March, 2001.

           Signature                                     Title

        /s/ MARK G. PAPA               Chairman and Chief Executive Officer and
---------------------------------       Director (Principal Executive Officer)
         (Mark G. Papa)

     /s/ TIMOTHY K. DRIGGERS                   Vice President Accounting
---------------------------------               and Land Administration
      (Timothy  K.  Driggers)                (Principal Accounting Officer)

      /s/ DAVID R. LOONEY                        Vice President Finance
---------------------------------             (Principal Financial Officer)
       (David R. Looney)

      *EDMUND P. SEGNER, III            President and Chief of Staff and Director
---------------------------------
     (Edmund P. Segner, III)

        *FRED C. ACKMAN                                 Director
---------------------------------
        (Fred C. Ackman)

       *GEORGE A. ALCORN                                Director
---------------------------------
       (George A. Alcorn)

      *EDWARD RANDALL, III                              Director
---------------------------------
     (Edward Randall, III)

       *DONALD F. TEXTOR                                Director
---------------------------------
       (Donald F. Textor)

        *FRANK G. WISNER                                Director
---------------------------------
       (Frank G. Wisner)


*By  /s/ PATRICIA L. EDWARDS
   ------------------------------
       (Patricia L. Edwards)
(Attorney-in-fact for persons indicated)