Form 10-Q
period 2001-03-31
EOG RESOURCES INC
filed 2001-05-09
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                          -------------------------
                                  Form 10-Q
                          -------------------------



  [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 25, 2001.

             Title of each class                     Number of shares
             -------------------                     ----------------
         Common Stock, $.01 par value                  115,951,347

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                        Page No.
                                                                      --------

  ITEM 1.  Financial Statements

  Consolidated Statements of Income - Three Months Ended March 31,
    2001 and 2000...................................................      3

  Consolidated  Balance Sheets - March 31, 2001 and December 31,
    2000............................................................      4

  Consolidated Statements of Cash Flows - Three Months Ended March
    31, 2001 and 2000...............................................      5

  Notes to Consolidated Financial Statements........................      6

  ITEM 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.............................      8

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings..........................................    12

  ITEM 6. Exhibits and Reports on Form 8-K...........................    12

                    PART I.  FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS
                          EOG RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands Except Per Share Amounts)
                              (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    ---------------------
                                                                       2001       2000
                                                                    ---------- ----------
  NET OPERATING REVENUES
  Natural Gas                                                       $ 521,477  $ 186,200
  Crude Oil, Condensate and Natural Gas Liquids                        75,194     73,067
  Gains on Sales of Reserves and Related Assets and Other, Net            582        629
                                                                    ---------  ---------
  TOTAL                                                               597,253    259,896

  OPERATING EXPENSES
  Lease and Well                                                       42,574     33,739
  Exploration Costs                                                    20,265     12,945
  Dry Hole Costs                                                       15,684      5,761
  Impairments                                                          15,764      8,402
  Depreciation, Depletion and Amortization                             93,961     84,137
  General and Administrative                                           17,949     16,287
  Taxes Other Than Income                                              37,032     18,415
                                                                    ---------  ---------
  TOTAL                                                               243,229    179,686
                                                                    ---------  ---------
  OPERATING INCOME                                                    354,024     80,210

  OTHER INCOME (EXPENSE), NET                                            (639)        17
                                                                    ---------  ---------
  INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                     353,385     80,227
  INTEREST EXPENSE, NET                                                13,289     14,568
                                                                    ---------  ---------
  INCOME BEFORE INCOME TAXES                                          340,096     65,659
  INCOME TAX PROVISION                                                124,849     24,169
                                                                    ---------  ---------
  NET INCOME                                                          215,247     41,490
  PREFERRED STOCK DIVIDENDS                                            (2,721)    (2,654)
                                                                    ---------  ---------
  NET INCOME AVAILABLE TO COMMON                                    $ 212,526  $  38,836
                                                                    =========  =========
  NET INCOME PER SHARE AVAILABLE TO COMMON
    Basic                                                           $    1.83  $    0.33
                                                                    =========  =========
    Diluted                                                         $    1.79  $    0.33
                                                                    =========  =========
  AVERAGE NUMBER OF COMMON SHARES
    Basic                                                             116,384    117,827
                                                                    =========  =========
    Diluted                                                           118,952    118,273
                                                                    =========  =========


               The accompanying notes are an integral part of these consolidated financial statements.

                            EOG RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                                                     March 31,   December 31,
                                                                       2001         2000
---------------------------------------------------------------------------------------------
                                                                    (Unaudited)
                                  ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                           $    30,849   $    20,152
Accounts Receivable                                                     286,778       342,579
Inventories                                                              20,307        16,623
Other                                                                    20,981        15,073
                                                                    -----------   -----------
TOTAL                                                                   358,915       394,427

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                    5,251,407     5,122,728
  Less:  Accumulated Depreciation, Depletion and Amortization        (2,681,866)   (2,597,721)
                                                                    -----------   -----------
   Net Oil and Gas Properties                                         2,569,541     2,525,007
OTHER ASSETS                                                             83,824        81,381
                                                                    -----------   -----------
TOTAL ASSETS                                                        $ 3,012,280   $ 3,000,815
                                                                    ===========   ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                    $   241,402   $   246,030
Accrued Taxes Payable                                                   128,371        78,838
Dividends Payable                                                         5,081         4,525
Other                                                                    31,227        40,285
                                                                    -----------   -----------
TOTAL                                                                   406,081       369,678

LONG-TERM DEBT                                                          644,871       859,000
OTHER LIABILITIES                                                        56,546        51,133
DEFERRED INCOME TAXES                                                   372,508       340,079

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
  Series B, 100,000 Shares Issued, Cumulative,
   $100,000,000 Liquidation Preference                                   97,939        97,879
  Series D, 500 Shares Issued, Cumulative,
   $50,000,000 Liquidation Preference                                    49,330        49,285
Common Stock, $.01 Par, 320,000,000 Shares Authorized;
  124,730,000 Shares Issued                                             201,247       201,247
Additional Paid In Capital                                                9,687         4,221
Unearned Compensation                                                   (10,051)       (3,756)
Accumulated Other Comprehensive Income                                  (48,377)      (31,756)
Retained Earnings                                                     1,508,953     1,301,067
Common Stock Held in Treasury, 8,491,430 shares at
  March 31, 2001 and 7,825,708 shares at December 31, 2000             (276,454)     (237,262)
                                                                    -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                                            1,532,274     1,380,925
                                                                    -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 3,012,280   $ 3,000,815
                                                                    ===========   ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                            EOG RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
-------------------------------------------------------------------------------------------------------
                                                                                   2001       2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                                      $ 215,247   $  41,490
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                                         93,961      84,137
  Impairments                                                                      15,764       8,402
  Deferred Income Taxes                                                            34,452      17,045
  Other, Net                                                                        5,393         826
Exploration Costs                                                                  20,265      12,945
Dry Hole Costs                                                                     15,684       5,761
Gains on Sales of Reserves and Related Assets and Other, Net                          316       1,571
Tax Benefits From Stock Options Exercised                                           5,246         239
Other, Net                                                                         (3,233)     (2,129)
Changes in Components of Working Capital and Other Liabilities
  Accounts Receivable                                                              55,824     (30,410)
  Inventories                                                                      (3,684)      1,862
  Accounts Payable                                                                 (4,897)     20,289
  Accrued Taxes Payable                                                            49,533        (529)
  Other Liabilities                                                                 2,135       3,924
  Other, Net                                                                      (14,966)      4,600
Changes in Components of Working Capital Associated with Investing and
  Financing Activities                                                             (7,833)      5,059
                                                                                ---------   ---------
NET OPERATING CASH INFLOWS                                                        479,207     175,082
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                              (169,443)    (75,944)
Exploration Costs                                                                 (20,265)    (12,945)
Dry Hole Costs                                                                    (15,684)     (5,761)
Proceeds from Sales of Reserves and Related Assets                                  1,419      20,621
Changes in Components of Working Capital Associated with Investing Activities       7,813      (5,266)
Other, Net                                                                         (5,873)     (2,864)
                                                                                ---------   ---------
NET INVESTING CASH OUTFLOWS                                                      (202,033)    (82,159)
FINANCING CASH FLOWS
Long-Term Debt                                                                   (214,129)    (49,386)
Dividends Paid                                                                     (6,701)     (6,330)
Treasury Stock Purchased                                                          (55,590)    (30,253)
Proceeds from Sales of Treasury Stock                                               9,987         854
Other, Net                                                                            (44)        714
                                                                                ---------   ---------
NET FINANCING CASH OUTFLOWS                                                      (266,477)    (84,401)
                                                                                ---------   ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                              10,697       8,522
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   20,152      24,836
                                                                                ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  30,849   $  33,358
                                                                                =========   =========


    The accompanying notes are an integral part of these consolidated financial statements.

                          EOG RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.The consolidated financial statements of EOG Resources, Inc. and subsidiaries ("EOG") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods.
  Certain   information  and  notes  normally  included  in  financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's 2000 Annual Report to Shareholders.

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

  Certain reclassifications have been made to prior period financial statements to conform with the current presentation. Beginning first quarter of 2001, the "Impairment of Unproved Oil and Gas Properties" caption on the Consolidated Statements of Income was renamed "Impairments" to include the impairment loss of long-lived assets as described in Statement of Financial Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121 Impairments"). As a result, EOG reclassified all prior periods to reflect such SFAS 121 Impairments in Impairments, instead of Depreciation, Depletion and Amortization ("DD&A") as previously reported. SFAS 121 Impairments reclassified from DD&A to Impairments were $0.4 million for the first quarter of 2000.

  As more fully discussed in Notes 1 and 12 to the consolidated financial statements included in EOG's 2000 Annual Report to Shareholders, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and costless collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil market prices. EOG adopted on January 1, 2001 Statement of Financial Accounting Standards ("SFAS") No. 133 -- "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138 ("SFAS 133"). SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings using the mark-to-market accounting method unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on EOG's financial statements. During the first quarter of 2001, EOG elected not to designate any of its price risk management activities as hedges, and accordingly, accounted for them using the mark-to-market accounting method. The application of the mark-to-market accounting method during the first quarter of 2001 did not have a material impact on EOG's financial statements.

2.The following table sets forth the computation of basic and diluted earnings from net income available to common (in thousands, except per share amounts):

                                                              Quarter Ended
                                                                March 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
  Numerator for basic and diluted earnings per share -
     Net income available to common                       $212,526    $ 38,836
                                                          ========    ========
  Denominator for basic earnings per share -
    Weighted average shares                                116,384     117,827
  Potential dilutive common shares -
    Stock options                                            2,342         394
    Restricted stock and units                                 226          52
                                                          --------    --------
  Denominator for diluted earnings per share -
    Adjusted weighted average shares                       118,952     118,273
                                                          ========    ========
  Net income per share of common stock
    Basic                                                 $   1.83    $   0.33
                                                          ========    ========
    Diluted                                               $   1.79    $   0.33
                                                          ========    ========

                          EOG RESOURCES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.The following table presents the components of EOG's comprehensive income:

                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              2001       2000
                                                           ----------  ---------
                                                              (In Thousands)
  Net Income                                                $215,247   $ 41,490
  Other Comprehensive Income
    Unrealized Gain on Available-for-Sale Security,
      net of tax of $180 in 2001                                 334        -
    Foreign Currency Translation Adjustment                  (16,955)    (2,099)
                                                            --------   --------
  Comprehensive Income                                      $198,626   $ 39,391
                                                            ========   ========
---------------------------------------------------------------------------------

4.Selected financial information about operating segments is reported below for the three-month periods ended March 31, 2001 and 2000:

                                            Three Months Ended
                                                March 31,
                                           --------------------
                                             2001       2000
                                           --------   ---------
                                             (In Thousands)
  NET OPERATING REVENUES
    United States                          $503,989   $206,249
    Canada                                   74,530     32,755
    Trinidad                                 18,708     20,883
    Other                                        26          9
                                           --------   --------
    TOTAL                                  $597,253   $259,896
                                           ========   ========
  OPERATING INCOME (LOSS)
    United States                          $300,847   $ 59,792
    Canada                                   52,905     14,126
    Trinidad                                  5,985      7,031
    Other                                    (5,713)      (739)
                                           --------   --------
    TOTAL                                   354,024     80,210

  RECONCILING ITEMS
    Other Income (Expense), Net                (639)        17
    Interest Expense, Net                    13,289     14,568
                                           --------   --------
  INCOME BEFORE INCOME TAXES               $340,096   $ 65,659
                                           ========   ========
-------------------------------------------------------------------------

5.As reported in EOG's 2000 Annual Report to Shareholders, two stockholders of EOG filed separate lawsuits purportedly on behalf of EOG against Enron Corp. and directors of EOG, alleging that Enron Corp. and directors of EOG breached their fiduciary duties of good faith and loyalty in approving the Share Exchange transaction in the third quarter of 1999. The lawsuits have been consolidated and seek to temporarily and permanently enjoin the Share Exchange transaction and seek to rescind the transaction or to receive monetary damages and costs and expenses, including reasonable attorneys' and experts' fees. EOG, Enron Corp. and directors of EOG believe the lawsuits are without merit and intend to vigorously contest them.

  During the first quarter of 2001, EOG favorably resolved a disagreement over the timing of the conversion of a 5% overriding royalty interest held by a third party in EOG's Trinidad SECC block to a 15% working interest. There are various other suits and claims against EOG that have arisen in the ordinary course of business. However, management does not believe these suits and claims will individually or in the aggregate have a material adverse effect on the financial condition or results of operations of EOG. EOG has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a materially adverse effect on the financial condition or results of operations of EOG.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          EOG RESOURCES, INC.


  The following review of operations for the three-month periods ended March 31, 2001 and 2000 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. and subsidiaries ("EOG") and Notes thereto.

Results of Operations
Three  Months  Ended March 31, 2001 vs. Three Months Ended  March  31,
2000
   EOG generated first quarter net income available to common of $213 million compared to net income of $39 million for the first quarter of 2000. Net operating revenues were $597 million compared to $260 million for the first quarter of 2000. Following is an explanation of the variances causing this increase.

Wellhead volume and price statistics are summarized below:
------------------------------------------------------------------------
                                                        2001      2000
------------------------------------------------------------------------
Natural Gas Volumes (MMcf per day)(1)
  United States                                          704       656
  Canada                                                 117       132
                                                      ------    ------
    North America                                        821       788
  Trinidad                                               120       128
                                                      ------    ------
    TOTAL                                                941       916
                                                      ======    ======
Average Natural Gas Prices ($/Mcf)(2)
  United States                                       $ 6.97    $ 2.53
  Canada                                                6.60      2.17
    North America Composite                             6.91      2.47
  Trinidad                                              1.22      1.17
    COMPOSITE                                           6.19      2.29
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                         23.0      20.7
  Canada                                                 1.7       2.3
                                                      ------    ------
    North America                                       24.7      23.0
  Trinidad                                               2.2       2.9
                                                      ------    ------
    TOTAL                                               26.9      25.9
                                                      ======    ======
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                       $28.09    $28.14
  Canada                                               25.25     26.83
    North America Composite                            27.89     28.01
  Trinidad                                             28.84     27.85
    COMPOSITE                                          27.97     27.99
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                          3.0       4.3
  Canada                                                 0.5       0.8
                                                      ------    ------
    TOTAL                                                3.5       5.1
                                                      ======    ======
Average Natural Gas Liquids Prices ($/Bbl) (2)
  United States                                       $23.95    $20.64
  Canada                                               23.46     13.64
    COMPOSITE                                          23.88     19.58
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                          860       805
  Canada                                                 131       151
                                                      ------    ------
    North America                                        991       956
  Trinidad                                               132       145
                                                      ------    ------
    TOTAL                                              1,123     1,101
                                                      ======    ======
Total Bcfe(3)Deliveries                                  101       100
----------------------------------------------------------------------------
 (1) Million cubic feet per day or thousand barrels per day, as applicable.
 (2) Dollars per thousand cubic feet or per barrel, as applicable.
 (3) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.



   Wellhead revenues increased 125% to $599 million in the first quarter of 2001 compared to $266 million in the first quarter of 2000, primarily due to higher average wellhead prices worldwide for natural gas and natural gas liquids.

  Average wellhead natural gas prices were up by 170%, increasing net operating revenues by $330 million. Average wellhead crude oil and condensate prices were basically flat with those a year ago. First quarter 2001, U.S. wellhead natural gas deliveries were approximately 7% higher than the comparable period in 2000. The increase in volumes is primarily due to increased production in the Midland, Offshore and Tyler divisions. Combined with reduced production in Trinidad, due to takes above the take or pay contracted volume by the Trinidadian government in the first quarter of 2000, and decreased production in the Canada division, due to plant curtailment in the first quarter of 2001, the overall natural gas production growth was approximately 3% higher than the comparable period in 2000, increasing net operating revenues by $3 million. Wellhead crude oil and condensate deliveries were approximately 4% higher than the prior year period, increasing net operating revenues by $2 million. The increase is primarily due to increased U.S. crude oil production from the Denver, Midland and Oklahoma City divisions, partially offset by decreased crude oil production from the Canada and International divisions. Natural gas liquids decreased net operating revenues by $2 million primarily due to a decrease in deliveries of 31%, partially offset by an increase in prices of 22% compared to a year ago.

  Operating expenses of $243 million for the first quarter of 2001 were approximately $64 million higher than the first quarter of 2000. Taxes other than income were $19 million higher due to increased wellhead revenues in North America. Depreciation, depletion and amortization ("DD&A") increased $10 million primarily due to increased production volumes and increased per unit DD&A rates in certain North America locations. Lease and well expenses were $9 million higher than the comparable period in 2000 primarily due to an industry-wide increase in costs and increased North America production activities to maximize the volumes delivered at higher product prices. Exploration expenses of $20 million and dry hole expenses of $16 million increased $7 million and $10 million, respectively, primarily due to increased North America and international exploratory drilling activities. Impairments, which includes writedowns of unproved leases and losses from reduction of carrying values of certain long-lived assets as a result of future cash flow analysis,increased $7 million compared to the comparable period in 2000.

   The per unit operating costs of EOG for lease and well, DD&A, general and administrative ("G&A") expenses, interest expense, and taxes other than income averaged $2.03 per Mcfe during the first quarter of 2001 compared to $1.67 per Mcfe during the first quarter of 2000. The increase is primarily due to a higher per unit rate of DD&A, lease and well, G&A expense and taxes other than income partially offset by a lower per unit rate of interest expense.

   Income tax provision for the first quarter of 2001 was $125 million (effective tax rate of 36.7%) compared to $24 million (effective tax rate of 36.8%) for the comparable period of 2000, primarily due to higher pre-tax income.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.


Capital Resources and Liquidity

   EOG's primary sources of cash during the three months ended March 31, 2001 included funds generated from operations, proceeds from sales of reserves and related assets and proceeds from sales of treasury stock. Primary cash outflows included funds used in operations, exploration and development expenditures, repayments of debt, dividends and common stock repurchases.

   Net operating cash flows of $479 million for the first three months of 2001 increased approximately $304 million as compared to the first three months of 2000 primarily reflecting higher operating revenues, partially offset by higher cash operating expenses.

   Net investing cash outflows of approximately $202 million for the first three months of 2001 increased by $120 million versus the comparable prior year period due primarily to higher exploration and development expenditures and lower proceeds from sales of reserves and related assets. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

   Exploration and development expenditures for the first three months of 2001 and 2000 are as follows (in millions):

  -----------------------------------------------------------
                                                2001    2000
  -----------------------------------------------------------
  United States                                 $173    $ 74
  Canada                                          12      11
                                                ----    ----
    North America                                185      85
  Trinidad                                        14       9
  Other                                            6       1
                                                ----    ----
  TOTAL                                         $205    $ 95
                                                ====    ====
  -----------------------------------------------------------

   Exploration and development expenditures of $205 million for the first three months of 2001 were $110 million higher than the prior year period due primarily to increased development and exploratory activities.

   The level of exploration and development expenditures will vary in future periods depending on energy market conditions and other related economic factors. EOG has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. There are no material continuing commitments associated with expenditure plans.

   Cash used by financing activities was $266 million for the first three months of 2001 compared to $84 million for the comparable prior year period. Financing activities for 2001 included repayment of debt of $214 million, repurchases of EOG's common stock of $56 million, proceeds from sales of treasury stock of $10 million and cash dividend payment of $7 million.

   On February 13, 2001, EOG announced a 14% increase in the annual dividend rate from $.14 per share to $.16 per share beginning with dividends payable after April 19, 2001.

   Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of EOG for the foreseeable future.

   At March 31, 2001, EOG had outstanding swap contracts covering notional volumes of approximately 1.0 million barrels of crude oil and condensate for the period April 2001 to December 2001 at an average price of $26.89 per barrel. EOG elected not to designate these crude oil swap contracts as a hedge of its crude oil production, and accordingly, is accounting for these swap contracts under mark-to-market accounting. At March 31, 2001, the fair value of these oil price swap contracts was $0.5 million.

              PART I.  FINANCIAL INFORMATION - (Concluded)

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                          EOG RESOURCES, INC.



   At March 31, 2001, EOG also had outstanding swap contracts covering notional volumes of 100,000 million British thermal units of natural gas per day ("MMBtu/d") for the months of April and May 2001 at an average price of $5.16 per MMBtu. EOG is accounting for these swap contracts under mark-to-market accounting. At March 31, 2001, the fair value of these natural gas price swap contracts was negative $0.4 million.

   During the period of April 30, 2001 to May 2, 2001, EOG entered into price swap agreements covering notional volumes of 200,000 MMBtu/d for the month of June 2001 at an average price of $4.61 per MMBtu. EOG will account for these swap contracts under mark-to-market accounting.

   During the period of April 30, 2001 to May 2, 2001, EOG also entered into price collars that set a floor price of $4.40 per MMBtu and ceiling prices that average $6.15 per MMBtu covering notional volumes of 200,000 MMBtu/d for the period July 2001 to November 2001 at an average premium of $0.15 per MMBtu. EOG will account for these swap contracts under mark-to-market accounting.


Information Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, including, among others, statements regarding EOG's future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "strategy," "intend," "plan," "target" and "believe" or the negative of those terms or other variations of them or by comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning future operating results or the ability to increase reserves or to generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates; extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; political developments around the world; and financial market conditions.

   In light of these risks, uncertainties and assumptions, the events anticipated by EOG's forward-looking statements might not occur. EOG undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

                      PART II. OTHER INFORMATION

                          EOG RESOURCES, INC.

ITEM 1.  Legal Proceedings

         See Part 1, Item 1, Note 5 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 5.  Other Information

         On May 8, 2001, the Board of Directors further amended the By-laws of EOG to (i) delete the requirement that the annual meeting of shareholders occur within 13 months of the prior annual meeting, (ii) provide that directors be elected by a majority of the votes of the shares of EOG present in person or represented by proxy at a shareholders meeting and entitled to vote on the election of directors, (iii) require that at least three-fifths of the members of the Board of Directors be independent directors, as that term is defined in the amendments to the By-laws, (iv) provide that a majority of the total number of directors, at least half of whom are independent directors, shall constitute a quorum for the transaction of business of the Board of Directors, and (v) increase the mandatory retirement age for incumbent directors serving EOG as of September 7, 1999, to 76 years of age. The foregoing description of the amendments to the By-laws does not purport to be complete and is qualified in its entirety by reference to the By-laws, as amended and restated effective as of May 8, 2001, which is attached as an exhibit hereto and incorporated herein by reference.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 3.1 - By-Laws of EOG Resources, Inc., as amended and restated effective as of May 8, 2001.

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

     (b)  Reports on Form 8-K

           Current Report on Form 8-K filed on February 7, 2001, to provide estimate for the first quarter and full year 2001 in
        Item 9 - Regulation FD Disclosure.

           Current Report on Form 8-K filed on February 23, 2001, to report certain crude oil and natural gas price swap contracts and natural gas physical contracts in Item 5 - Other Events.

           Current Report on Form 8-K filed on February 27, 2001, to present management's discussion and analysis of financial condition and results of operations for 2000, financial statements for 2000, and related exhibits in Item 7 - Financial Statements and Exhibits.

                              SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EOG RESOURCES, INC.
                            (Registrant)



Date:  May 8, 2001       By      /S/ T. K. DRIGGERS
                           -----------------------------
                                  T. K. Driggers
                            Vice President, Accounting
                             and Land Administration
                          (Principal Accounting Officer)

                                Exhibit 12

                            EOG RESOURCES, INC.
 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
                              (In Thousands)
                                (Unaudited)



                                                                                Year Ended December 31,
                                            Three Months Ended  --------------------------------------------------
                                              March 31, 2001    2000       1999       1998       1997        1996
------------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR
FIXED CHARGES:
Net Income                                       $215,247     $396,931   $569,094   $ 56,171   $121,970   $140,008
Less:  Capitalized Interest Expense                (2,047)      (6,708)   (10,594)   (12,711)   (13,706)    (9,136)
Add:  Fixed Charges                                15,336       67,714     72,413     61,290     41,423     21,997
Income Tax Provision                              124,849      236,626     (1,382)     4,111     41,500     50,954
                                                 --------     --------   --------   --------   --------   --------
EARNINGS AVAILABLE                               $353,385     $694,563   $629,531   $108,861   $191,187   $203,823
                                                 ========     ========   ========   ========   ========   ========

FIXED CHARGES:
Interest Expense                                 $ 13,289     $ 61,006   $ 61,819   $ 48,463   $ 27,369   $ 12,370
Capitalized Interest                                2,047        6,708     10,594     12,711     13,706      9,136
Rental Expense Representative of Interest
 Factor                                               -            -          -          116        348        491
                                                 --------     --------   --------   --------   --------   --------
TOTAL FIXED CHARGES                                15,336       67,714     72,413     61,290     41,423     21,997
Preferred Dividends on a Pre-tax Basis              4,299       17,602        660        -          -          -
                                                 --------     --------   --------   --------   --------   --------
TOTAL FIXED CHARGES AND
 PREFERRED DIVIDENDS                             $ 19,635     $ 85,316   $ 73,073   $ 61,290   $ 41,423   $ 21,997
                                                 ========     ========   ========   ========   ========   ========
RATIO OF EARNINGS TO
FIXED CHARGES                                       23.04        10.26       8.69       1.78       4.62       9.27

RATIO OF EARNINGS TO
FIXED CHARGES AND
PREFERRED DIVIDENDS                                 18.00         8.14       8.62       1.78       4.62       9.27
