Form 10-Q
period 2001-06-30
EOG RESOURCES INC
filed 2001-07-31
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                               ---------
                               Form 10-Q
                               ---------



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001

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

         333 Clay Street, Suite 4200, Houston, Texas 77002-7361
          (Address of principal executive offices)  (zip code)

    Registrant's telephone number, including area code: 713-651-7000

                          ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No [ ] .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 19, 2001.

             Title of each class                     Number of shares
             -------------------                     ----------------
         Common Stock, $.01 par value                   116,141,271

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS


                                                                            Page
PART I. FINANCIAL INFORMATION                                                No.
                                                                            ----
   ITEM 1.  Financial Statements

     Consolidated Statements of Income - Three Months Ended June 30, 2001
       and 2000 and Six Months Ended June 30, 2001 and 2000................   3

     Consolidated Balance Sheets - June 30, 2001 and December 31, 2000.....   4

     Consolidated Statements of Cash Flows - Six Months Ended June 30,
       2001 and 2000.......................................................   5

     Notes to Consolidated Financial Statements............................   6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   9

PART II. OTHER INFORMATION

   ITEM  1. Legal Proceedings..............................................  15

   ITEM  4. Submission of Matters to a Vote of Security Holders............  15

   ITEM  5. Other Information..............................................  15

   ITEM  6. Exhibits and Reports on Form 8-K...............................  15

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                            EOG RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                                                                             Three Months Ended      Six Months Ended
                                                                                  June 30,               June 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                              2001       2000        2001       2000
-----------------------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
Natural Gas                                                                 $357,536   $244,403  $  879,013   $430,603
Crude Oil, Condensate and Natural Gas Liquids                                 73,143     77,340     148,337    150,407
Mark-to-market Gains on Commodity Contracts                                   36,849        -        36,283        -
Gains (Losses) on Sales of Reserves and Related Assets and Other, Net         (1,480)       984        (332)     1,613
                                                                             -------    -------   ---------    -------
TOTAL                                                                        466,048    322,727   1,063,301    582,623

OPERATING EXPENSES
Lease and Well                                                                43,248     32,223      85,822     65,962
Exploration Costs                                                             17,746     13,204      38,011     26,149
Dry Hole Costs                                                                12,971      3,290      28,655      9,051
Impairments                                                                   16,267     10,123      32,031     18,525
Depreciation, Depletion and Amortization                                      97,470     87,951     191,431    172,088
General and Administrative                                                    18,735     16,027      36,684     32,314
Taxes Other Than Income                                                       25,372     20,674      62,404     39,089
                                                                             -------    -------   ---------    -------
TOTAL                                                                        231,809    183,492     475,038    363,178
                                                                             -------    -------   ---------    -------
OPERATING INCOME                                                             234,239    139,235     588,263    219,445

OTHER INCOME, NET                                                              1,250        763         611        780
                                                                             -------    -------   ---------    -------
INCOME  BEFORE  INTEREST  EXPENSE AND INCOME  TAXES                          235,489    139,998     588,874    220,225
INTEREST EXPENSE, NET                                                         10,624     15,581      23,913     30,149
                                                                             -------    -------   ---------    -------
INCOME   BEFORE  INCOME  TAXES                                               224,865    124,417     564,961    190,076
INCOME TAX PROVISION                                                          88,662     46,900     213,511     71,069
                                                                             -------    -------   ---------    -------
NET INCOME                                                                   136,203     77,517     351,450    119,007
PREFERRED STOCK DIVIDENDS                                                     (2,757)    (2,860)     (5,478)    (5,514)
                                                                             -------    -------   ---------    -------
NET INCOME AVAILABLE TO COMMON                                              $133,446   $ 74,657  $  345,972   $113,493
                                                                             =======    =======   =========    =======
NET INCOME PER SHARE OF COMMON STOCK
  Basic                                                                     $   1.15   $   0.64  $     2.98   $   0.97
                                                                             =======    =======   =========    =======
  Diluted                                                                   $   1.13   $   0.63  $     2.92   $   0.96
                                                                             =======    =======   =========    =======

AVERAGE NUMBER OF COMMON SHARES
    Basic                                                                    115,870    116,666     116,127    117,247
                                                                             =======    =======   =========    =======
    Diluted                                                                  118,047    119,177     118,551    118,757
                                                                             =======    =======   =========    =======





                The accompanying notes are an integral part of these consolidated financial statements.

                            EOG RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                                                    June 30,     December 31,
                                                                      2001           2000
---------------------------------------------------------------------------------------------
                                                                   (Unaudited)
                                  ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                         $    68,294    $    20,152
Accounts Receivable                                                   244,202        342,579
Inventories                                                            20,424         16,623
Assets from Price Risk Management Activities                           38,036            438
Other                                                                  13,621         15,073
                                                                   ----------     ----------
TOTAL                                                                 384,577        394,865

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                  5,529,871      5,122,728
   Less:  Accumulated Depreciation, Depletion and Amortization     (2,785,341)    (2,597,721)
                                                                   ----------     ----------
     Net Oil and Gas Properties                                     2,744,530      2,525,007
OTHER ASSETS                                                           81,614         81,381
                                                                   ----------     ----------
TOTAL ASSETS                                                      $ 3,210,721    $ 3,001,253
                                                                   ==========     ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                  $   227,040    $   246,468

Accrued Taxes Payable                                                 134,124         78,838
Dividends Payable                                                       5,069          4,525
Other                                                                  29,685         40,285
                                                                   ----------     ----------
TOTAL                                                                 395,918        370,116

LONG-TERM DEBT                                                        640,822        859,000
OTHER LIABILITIES                                                      59,956         51,133
DEFERRED INCOME TAXES                                                 455,439        340,079

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
 Series B, 100,000 Shares Issued, Cumulative,
  $100,000,000 Liquidation Preference                                  97,998         97,879
 Series D, 500 Shares Issued, Cumulative,
  $50,000,000 Liquidation Preference                                   49,375         49,285
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
  124,730,000 Shares Issued                                           201,247        201,247
Additional Paid in Capital                                             10,563          4,221
Unearned Compensation                                                 (15,078)        (3,756)
Accumulated Other Comprehensive Income                                (37,159)       (31,756)
Retained Earnings                                                   1,637,758      1,301,067
Common Stock Held in Treasury, 8,663,165 shares at
  June 30, 2001 and 7,825,708 shares at December 31, 2000            (286,118)      (237,262)
                                                                   ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                                          1,658,586      1,380,925
                                                                   ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 3,210,721    $ 3,001,253
                                                                   ==========     ==========


    The accompanying notes are an integral part of these consolidated financial statements.


                                EOG RESOURCES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
------------------------------------------------------------------------------------------------------
                                                                                   2001        2000
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                                      $ 351,450   $ 119,007
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                                        191,431     172,088
  Impairments                                                                      32,031      18,525
  Deferred Income Taxes                                                            87,807      40,714
  Other, Net                                                                        7,128       2,459
Exploration Costs                                                                  38,011      26,149
Dry Hole Costs                                                                     28,655       9,051
Net Assets from Price Risk Management Activities                                  (35,805)        -
Losses on Sales of Reserves and Related Assets                                      1,128       1,650
Tax Benefits from Stock Options Exercised                                           8,039      11,593
Other, Net                                                                         (1,232)     (5,336)
Changes in Components of Working Capital and Other Liabilities
  Accounts Receivable                                                             100,205     (77,406)
  Inventories                                                                      (3,801)      1,452
  Accounts Payable                                                                (24,530)      5,624
  Accrued Taxes Payable                                                            55,579      (2,901)
  Other Liabilities                                                                 4,144       5,570
  Other, Net                                                                      (10,651)     (6,279)
Changes in Components of Working Capital Associated with Investing and
  Financing Activities                                                             (8,797)      5,633
                                                                                 --------    --------
NET OPERATING CASH INFLOWS                                                        820,792     327,593
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                              (419,926)   (175,416)
Exploration Costs                                                                 (38,011)    (26,149)
Dry Hole Costs                                                                    (28,655)     (9,051)
Proceeds from Sales of Reserves and Related Assets                                  5,317      21,961
Changes in Components of Working Capital Associated with Investing Activities       6,860      (6,180)
Other, Net                                                                         (4,912)    (15,866)
                                                                                 --------    --------
NET INVESTING CASH OUTFLOWS                                                      (479,327)   (210,701)
FINANCING CASH FLOWS
Long-Term Debt                                                                   (218,178)    (40,756)
Dividends Paid                                                                    (14,006)    (12,517)
Treasury Stock Purchased                                                          (80,125)   (134,348)
Proceeds from Sales of Treasury Stock                                              16,055      56,801
Other, Net                                                                          2,931         807
                                                                                 --------    --------
NET FINANCING CASH OUTFLOWS                                                      (293,323)   (130,013)
                                                                                 --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   48,142     (13,121)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   20,152      24,836
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  68,294   $  11,715
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

    Certain reclassifications have been made to prior period financial statements to conform with the current presentation. Beginning first quarter of 2001, the "Impairment of Unproved Oil and Gas Properties" caption on the Consolidated Statements of Income was renamed "Impairments" to include the impairment loss of long-lived assets as described in Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121 Impairments"). As a result, EOG reclassified all prior periods to reflect such SFAS 121 Impairments in Impairments, instead of Depreciation, Depletion and Amortization ("DD&A") as previously reported. SFAS 121 Impairments reclassified from DD&A to Impairments were $2.2 million and $2.6 million for the three-month and six-month periods ended June 30, 2000, respectively.

2. As  more  fully  discussed in Notes 1 and 12 to  the  consolidated
   financial   statements  included  in  EOG's  2000  Annual  Report   to
   Shareholders, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and costless collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil market prices. EOG adopted on January 1, 2001 Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138 ("SFAS 133"). SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings using the mark-to-market accounting method unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on EOG's financial statements. During the first six months of 2001, EOG elected not to designate any of its price risk management activities as accounting hedges under SFAS 133, and accordingly, accounted for them using the mark-to-market accounting method. Under this accounting method, the changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The gains or losses are recorded in Mark-to-market Gains (Losses) on Commodity Contracts in the Net Operating Revenues section of the Consolidated Statements of Income. The related cash flow impact is reflected as cash flows from operating activities in the Consolidated Statements of Cash Flows.

   For the three-month and six-month periods ended June 30, 2001, mark-to-market gains on commodity contracts were respectively $36.8 million and $36.3 million, of which $0.8 million and $0.5 million were realized gains for the respective periods.

  Following is a summary of EOG's derivative activities:
   - At June 30, 2001, EOG had outstanding swap contracts covering notional volumes of approximately 1.6 million barrels of crude oil and condensate for the period July 2001 to May 2002 at an average price of $27.36 per barrel. EOG elected not to designate these crude oil swap contracts as an accounting hedge of its crude oil production, and accordingly, is accounting for these swap contracts under mark-to-market accounting. At June 30, 2001, the fair value of these oil price swap contracts was $2.1 million.

   - During  the period of April 30, 2001 to May 2, 2001, EOG entered into price collars that set a floor price of $4.40 per MMBtu and ceiling prices that average $6.15 per MMBtu covering notional volumes of 200,000 million British thermal units of natural gas per day ("MMBtu/d") for the period July 2001 to November 2001 at an average premium of $0.15 per MMBtu. EOG accounts for these collars under mark-to-market accounting. At June 30, 2001, the fair value of these price collars was $35.8 million.

                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  - On June 29, 2001, EOG entered into price swap contracts covering notional volumes of 115,000 MMBtu/d for the period August 2001 to December 2001 at an average price of $3.38 per MMBtu and 50,000 MMBtu/d for the period January 2002 to December 2002 at an average price of $3.56 per MMBtu. EOG accounts for these swap contracts under mark-to-market accounting. At June 30, 2001, the fair value of these price swap contracts was negative $0.1 million.

3. The following table sets forth the computation of basic and diluted earnings from net income available to common (in thousands, except per share amounts):

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,              June 30,
  -------------------------------------------------------------------------------------------------------
                                                                 2001       2000       2001       2000
  -------------------------------------------------------------------------------------------------------
  Numerator for basic and diluted earnings per share -
    Net income available to common                             $133,446   $ 74,657   $345,972   $113,493
                                                                =======    =======    =======    =======
  Denominator for basic earnings per share -
    Weighted average shares                                     115,870    116,666    116,127    117,247
  Potential dilutive common shares -
    Stock options                                                 1,996      2,397      2,175      1,413
    Restricted stock and units                                      181        114        249         97
                                                                -------    -------    -------    -------
  Denominator for diluted earnings per share -
    Adjusted weighted average shares                            118,047    119,177    118,551    118,757
                                                                =======    =======    =======    =======
  Net income per share of common stock
    Basic                                                      $   1.15   $   0.64   $   2.98   $   0.97
                                                                =======    =======    =======    =======
    Diluted                                                    $   1.13   $   0.63   $   2.92   $   0.96
                                                                =======    =======    =======    =======

  -------------------------------------------------------------------------------------------------------


4. The following table presents the components of EOG's comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 (in thousands):

                                                               Three Months Ended     Six Months Ended
                                                                    June 30,              June 30,
  -------------------------------------------------------------------------------------------------------
                                                                 2001       2000       2001       2000
  -------------------------------------------------------------------------------------------------------
  Net Income                                                   $136,203   $ 77,517   $351,450   $119,007
  Other Comprehensive Income
    Unrealized Loss on Available-for-sale Security, net of tax     (879)       -         (545)       -
    Foreign Currency Translation Adjustments                     12,097     (5,432)    (4,858)    (7,531)
                                                                -------    -------    -------    -------
  Comprehensive Income                                         $147,421   $ 72,085   $346,047   $111,476
                                                                =======    =======    =======    =======

  -------------------------------------------------------------------------------------------------------

               ITEM 1.  FINANCIAL STATEMENTS   (Concluded)
                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Selected financial information about operating segments is reported below for the three-month and six-month periods ended June 30, 2001 and 2000 (in thousands):

                                          Three Months Ended       Six Months Ended
                                              June 30,                 June 30,
  -------------------------------------------------------------------------------------
                                         2001         2000        2001          2000
  -------------------------------------------------------------------------------------
  NET OPERATING REVENUES
    United States                     $  398,211   $  262,991  $  902,200   $  469,240
    Canada                                51,179       40,851     125,709       73,606
    Trinidad                              16,634       18,875      35,342       39,758
    Other                                     24           10          50           19
                                       ---------    ---------   ---------    ---------
    TOTAL                             $  466,048   $  322,727  $1,063,301   $  582,623
                                       =========    =========   =========    =========
  OPERATING INCOME (LOSS)
    United States                     $  190,817   $  110,878  $  491,664   $  170,671
    Canada                                33,217       19,315      86,122       33,441
    Trinidad                              10,504       10,401      16,489       17,432
    Other                                   (299)      (1,359)     (6,012)      (2,099)
                                       ---------    ---------   ---------    ---------
    TOTAL                                234,239      139,235     588,263      219,445
                                       ---------    ---------   ---------    ---------
  RECONCILING ITEMS
    Other Income, Net                      1,250          763         611          780
    Interest Expense, Net                 10,624       15,581      23,913       30,149
                                       ---------    ---------   ---------    ---------
  INCOME BEFORE INCOME TAXES          $  224,865   $  124,417  $  564,961   $  190,076
                                       =========    =========   =========    =========


6. As reported in EOG's 2000 Annual Report to Shareholders, two stockholders of EOG filed separate lawsuits purportedly on behalf of EOG against Enron Corp. and directors of EOG, alleging that Enron Corp. and directors of EOG breached their fiduciary duties of good faith and loyalty in approving the Share Exchange described in EOG's Quarterly Report on Form 10-Q for the third quarter of 1999. The lawsuits have been consolidated and seek to temporarily and permanently enjoin the Share Exchange transaction and seek to rescind the transaction or to receive monetary damages and costs and expenses, including reasonable attorneys' and experts' fees. EOG, Enron Corp. and directors of EOG believe the lawsuits are without merit and intend to vigorously contest them.

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

7. During the first half of 2001, EOG repurchased 1.8 million  shares of common stock, primarily to reduce the number of shares of stock outstanding and to limit the dilution resulting from shares issued or anticipated to be issued under EOG's employee stock plans. To supplement its share repurchase program, EOG entered into a series of equity derivative transactions in the second quarter. During the second quarter of 2001, EOG sold put options obligating EOG to purchase up to 0.6 million shares of its common stock, with such options expiring in December 2001 at an average price of $33.42. These transactions are accounted for as equity transactions with premiums received recorded to Additional Paid In Capital in the Consolidated Balance Sheets. Settlement alternatives under all circumstances are at the option of EOG and include physical share, net share and net cash settlement. EOG will assess the status of its share repurchase program at the time these options expire and will determine at that time whether to settle these options in shares or in cash.

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOG RESOURCES, INC.

   The following review of operations for the three-month periods ended June 30, 2001 and 2000 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. and subsidiaries ("EOG") and Notes thereto.

Results of Operations
---------------------
Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

   EOG generated second quarter net income available to common of $133 million compared to $75 million for the second quarter of 2000. Net operating revenues were $466 million compared to $323 million for the second quarter of 2000. Following is an explanation of the variances causing this increase.

Wellhead volume and price statistics are summarized below:
-----------------------------------------------------------------------
                                                       2001      2000
-----------------------------------------------------------------------
Natural Gas Volumes (MMcf per day)(1)
  United States                                         703       633
  Canada                                                123       131
                                                      -----     -----
    North America                                       826       764
  Trinidad                                              105       116
                                                      -----     -----
    TOTAL                                               931       880
                                                      =====     =====
Average Natural Gas Prices ($/Mcf)(2)
  United States                                      $ 4.61    $ 3.44
  Canada                                               4.14      2.89
    North America Composite                            4.54      3.35
  Trinidad                                             1.22      1.17
    COMPOSITE                                          4.16      3.06
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                        23.5      22.8
  Canada                                                1.7       2.3
                                                      -----     -----
    North America                                      25.2      25.1
  Trinidad                                              1.9       2.5
                                                      -----     -----
    TOTAL                                              27.1      27.6
                                                      =====     =====
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                      $26.82    $28.37
  Canada                                              24.99     25.66
    North America Composite                           26.69     28.12
  Trinidad                                            28.73     28.54
    COMPOSITE                                         26.84     28.16
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                         3.8       4.3
  Canada                                                0.5       0.8
                                                      -----     -----
    TOTAL                                               4.3       5.1
Average Natural Gas Liquids Prices ($/Bbl) (2)
  United States                                      $17.60    $18.64
  Canada                                              17.71     15.24
    COMPOSITE                                         17.61     18.13
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                         867       795
  Canada                                                136       150
                                                      -----     -----
    North America                                     1,003       945
  Trinidad                                              117       131
                                                      -----     -----
    TOTAL                                             1,120     1,076
                                                      =====     =====
Total Bcfe(3) Deliveries                                102        98


-----------------------------------------------------------------------
(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2)  Dollars per thousand cubic feet or per barrel, as applicable.
(3) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.


  Wellhead revenues increased 31% to $426 million in the second quarter of 2001 compared to $324 million in the second quarter of 2000, primarily due to higher average wellhead natural gas prices worldwide and higher U.S. wellhead natural gas deliveries.

  Average  wellhead natural gas prices were up by 36%,  increasing  net operating revenues by $93 million. Average wellhead crude oil and condensate prices were 5% lower than the comparable period in 2000, decreasing net operating revenues by $3 million. Second quarter 2001 U.S. wellhead natural gas deliveries were approximately 11% higher than the comparable period in 2000. The increase in volumes was primarily due to increased production in the Midland, Offshore and Tyler divisions and higher than normal prior period adjustments. Combined with reduced production in Trinidad, due to takes above the take or pay contracted volume by the Trinidadian government in the second quarter of 2000, and decreased production in the Canada division, the overall natural gas production was 6% higher than the comparable period in 2000, increasing net operating revenues by $14 million. Wellhead crude oil and condensate deliveries were 2% lower than the prior year period, decreasing net operating revenues by $1 million. The decrease was primarily due to decreased crude oil production in the Canada and International divisions. Natural gas liquids decreased net operating revenues by $2 million primarily due to a decrease in prices of 3% and a decrease in deliveries of 16%.

   During the second quarter, EOG recognized mark-to-market gains on commodity contracts of $36.8 million.

   Operating expenses of $232 million for the second quarter of 2001 were approximately $48 million higher than the second quarter of 2000. Taxes other than income were $5 million higher due to increased wellhead revenues in the U.S. Depreciation, depletion and amortization ("DD&A") increased $10 million primarily due to increased production volumes and increased per unit DD&A rates in certain North America locations. Lease and well expenses were $11 million higher than the comparable period in 2000 primarily due to an industry-wide increase in costs and increased North America production activities to maximize the volumes delivered at higher product prices. Exploration expenses of $18 million and dry hole expenses of $13 million increased $5 million and $10 million, respectively, primarily due to increased North America exploratory drilling activities. Impairments increased $6 million to $16 million in the second quarter of 2001 due primarily to increased amortization of unproved leases and the reduction of carrying values of certain long-lived assets as a result of future cash flow analysis.

  The per unit operating costs of EOG for lease and well, DD&A, general and administrative ("G&A") expenses, interest expense, and taxes other than income averaged $1.92 per Mcfe during the second quarter of 2001 compared to $1.76 per Mcfe during the second quarter of 2000. The increase was primarily due to a higher per unit rate of DD&A, lease and well, G&A expense and taxes other than income partially offset by a lower per unit rate of interest expense.

   Income tax provision for the second quarter of 2001 was $89 million (effective tax rate of 39.4%) compared to $47 million (effective tax rate of 37.8%) for the comparable period of 2000, primarily due to higher pre-tax income.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.


Results of Operations
---------------------
Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

  In the first half of 2001, EOG generated net income available to common of $346 million compared to $113 million for the first half of 2000. Net operating revenues for the first half of 2001 were $1,063 million as compared to $583 million for the first half of 2000.

Wellhead volume and price statistics are summarized below:
-----------------------------------------------------------------------
                                                        2001      2000
-----------------------------------------------------------------------
Natural Gas Volumes (MMcf per day)
  United States                                          704       644
  Canada                                                 120       132
                                                       -----     -----
    North America                                        824       776
  Trinidad                                               112       122
                                                       -----     -----
    TOTAL                                                936       898
                                                       =====     =====
Average Natural Gas Prices ($/Mcf)
  United States                                       $ 5.78    $ 2.98
  Canada                                                5.33      2.53
    North America Composite                             5.72      2.90
  Trinidad                                              1.22      1.17
    COMPOSITE                                           5.18      2.67
Crude Oil/Condensate Volumes (MBbl per day)
  United States                                         23.2      21.7
  Canada                                                 1.8       2.3
                                                       -----     -----
    North America                                       25.0      24.0
  Trinidad                                               2.0       2.8
                                                       -----     -----
    TOTAL                                               27.0      26.8
                                                       =====     =====
Average Crude Oil/Condensate Prices ($/Bbl)
  United States                                       $27.44    $28.26
  Canada                                               25.12     26.24
    North America Composite                            27.28     28.07
  Trinidad                                             28.79     28.17
    COMPOSITE                                          27.40     28.08
Natural Gas Liquids Volumes (MBbl per day)
  United States                                          3.4       4.3
  Canada                                                 0.5       0.8
                                                       -----     -----
    TOTAL                                                3.9       5.1

Average Natural Gas Liquids Prices ($/Bbl)
  United States                                       $20.41    $19.64
  Canada                                               20.39     14.44
    COMPOSITE                                          20.41     18.85
Natural Gas Equivalent Volumes (MMcfe per day)
  United States                                          864       801
  Canada                                                 133       150
                                                       -----     -----
    North America                                        997       951
  Trinidad                                               124       138
                                                       -----     -----
    TOTAL                                              1,121     1,089
                                                       =====     =====

Total Bcfe Deliveries                                    203       198

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.



  Wellhead revenues increased approximately 74% to $1,025 million in the first half of 2001 compared to $590 million in the first half of 2000.

  Average  wellhead natural gas prices for the first  half  of  2001 were approximately 94% higher than the comparable period of 2000 increasing net operating revenues by approximately $425 million. Average wellhead crude oil and condensate prices were down by 2%, decreasing net operating revenues by $3 million. First half 2001 wellhead natural gas deliveries were 4% higher than the comparable period in 2000, increasing net operating revenues by $16 million. The increase in volumes was primarily due to increased production in the Midland, Offshore and Tyler divisions and higher than normal prior period adjustments, partially offset by reduced production from the Canada and International divisions. Wellhead crude oil and condensate deliveries were 1% higher than the prior year period, increasing net operating revenues by $1 million. The increase was primarily due to increased crude oil and condensate production in the U.S., partially offset by decreased crude oil production from the Canada and International divisions. Natural gas liquids decreased net operating revenues by $3 million primarily due to a decrease in deliveries of 24%, partially offset by an increase in prices of 8%.

  Other marketing activities associated with sales and purchases of natural gas, and closed natural gas and crude oil price hedging and trading transactions increased net operating revenues by $2 million compared to a decrease of $9 million in the first half of 2000. This increase in 2001 was primarily due to a revenue increase from natural gas marketing activities. The $9 million revenue decrease in 2000 primarily related to natural gas marketing activities and hedging contracts closed in prior periods.

  During the first six months of 2001, EOG recognized mark-to-market gains on commodity contracts of $36.3 million.

  Operating expenses of $475 million for the first half of 2001 were approximately $112 million higher than the comparable period in 2000. Taxes other than income were $23 million higher primarily due to increased wellhead revenues in the U.S. Lease and well expenses were $20 million higher than the prior year period primarily due to an industry-wide increase in costs and increased North America production activities to maximize the volumes delivered at higher
product  prices.   Exploration expenses and dry hole  expenses  were
respectively $12 million and $20 million higher than the comparable period a year ago due primarily to increased North America and International exploratory activities. DD&A increased $19 million compared to the prior year period primarily due to increased production volumes in North America and increased per unit DD&A rates in certain North America locations. Impairments increased $14 million to $32 million due primarily to increased amortization of unproved leases and the reduction of carrying values of certain long-lived assets as a result of future cash flow analysis.

  The per unit operating costs of EOG for lease and well, DD&A, G&A, interest expense and taxes other than income averaged $1.97 per Mcfe during the first half of 2001 compared to $1.71 per Mcfe in 2000. This increase was primarily due to a higher per unit rate of DD&A, taxes other than income, lease and well, and G&A expense, partially offset by a lower per unit rate of interest expense.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


Capital Resources and Liquidity
-------------------------------

  EOG's primary sources of cash during the six months ended June 30, 2001 included funds generated from operations, proceeds from sales of reserves and related assets and proceeds from sales of treasury stock. Primary cash outflows included funds used in operations, exploration and development expenditures, repayments of debt, dividends and common stock repurchases.

  Net operating cash flows of $821 million for the first six months of 2001 increased approximately $493 million as compared to the first six months of 2000 primarily reflecting higher operating revenues, partially offset by higher cash operating expenses.

  Net investing cash outflows of approximately $479 million for the first six months of 2001 increased by $269 million versus the comparable prior year period due primarily to higher exploration and development expenditures and lower proceeds from sales of reserves and related assets. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Exploration and development expenditures for the first six months of 2001 and 2000 are as follows (in millions):

                               2001                             2000
                  ------------------------------   ------------------------------
                  Drilling   Acquisition   Total   Drilling   Acquisition   Total
                  --------   -----------   -----   --------   -----------   -----
  United States   $   356     $     3      $ 359   $   175      $    2      $ 177
  Canada               28          71         99        21           -         21
                   ------      ------       ----    ------       -----       ----
   North America      384          74        458       196           2        198
  Trinidad             21          -          21        10           -         10
  Other                 8          -           8         3           -          3
                   ------      ------       ----    ------       -----       ----
   TOTAL          $   413     $    74      $ 487   $   209      $    2      $ 211
                   ======      ======       ====    ======       =====       ====

  Exploration and development expenditures of $487 million for the first six months of 2001 were $276 million higher than the prior year period due primarily to increased development and exploratory activities.

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

  Cash used by financing activities was $293 million for the first six months of 2001 versus $130 million for the comparable prior year period. Financing activities for 2001 included repayment of debt of $218 million, repurchases of EOG's common stock of $80 million, proceeds from sales of treasury stock of $16 million and cash dividend payments of $14 million.

  On February 13, 2001, EOG announced a 14% increase in the annual dividend rate from $.14 per share to $.16 per share beginning with dividends payable after April 19, 2001.

  During the first half of 2001, EOG repurchased 1.8 million shares of common stock, primarily to reduce the number of shares of stock outstanding and to limit the dilution resulting from shares issued or anticipated to be issued under EOG's employee stock plans. To supplement its share repurchase program, EOG entered into a series of equity derivative transactions in the second quarter. During the second quarter of 2001, EOG sold put options obligating EOG to purchase up to 0.6 million shares of its common stock, with such options expiring in December 2001 at an average price of $33.42. These transactions are accounted for as equity transactions with premiums received recorded to Additional Paid In Capital in the Consolidated Balance Sheets. Settlement alternatives under all circumstances are at the option of the Company and include physical share, net share and net cash settlement. EOG will assess the status of its share repurchase program at the time these options expire and will determine at that time whether to settle these options in shares or in cash.

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

  At June 30, 2001, EOG had outstanding swap contracts covering notional volumes of approximately 1.6 million barrels of crude oil and condensate for the period July 2001 to May 2002 at an average price of $27.36 per barrel. EOG elected not to designate these crude oil swap contracts as an accounting hedge of its crude oil production, and accordingly, is accounting for these swap contracts under mark-to-market accounting. At June 30, 2001, the fair value of these oil price swap contracts was $2.1 million.

  During the period of April 30, 2001 to May 2, 2001, EOG entered into price collars that set a floor price of $4.40 per MMBtu and ceiling prices that average $6.15 per MMBtu covering notional volumes of 200,000 million British thermal units of natural gas per day ("MMBtu/d") for the period July 2001 to November 2001 at an average premium of $0.15 per MMBtu. EOG accounts for these collars under mark-to-market accounting. At June 30, 2001, the fair value of these price collars was $31.2 million.

  On June 29, 2001, EOG entered into price swap contracts covering notional volumes of 115,000 MMBtu/d for the period August 2001 to December 2001 at an average price of $3.38 per MMBtu and 50,000 MMBtu/d for the period January 2002 to December 2002 at an average price of $3.56 per MMBtu. EOG accounts for these swap contracts under mark-to-market accounting. At June 30, 2001, the fair value of these price swap contracts was negative $0.1 million.


Information Regarding Forward-Looking Statements
------------------------------------------------

   This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, including, among others, statements regarding EOG's future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "strategy," "intend," "plan," "target" and "believe" or the negative of those terms or other variations of them or by comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning future operating results, the ability to increase reserves or production, or the ability to generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: the timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates; the extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgement and may therefore be imprecise; political developments around the world; and financial market conditions.

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

                         EOG RESOURCES, INC.

ITEM 1.   Legal Proceedings

         See Part 1, Item 1, Note 5 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.   Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of EOG Resources, Inc. was held on May 8, 2001, in Houston, Texas, for the purpose of electing a board of directors, ratifying the appointment of auditors, approving an employee stock purchase plan and approving an executive officer annual bonus plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

         (a) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:
                                            Shares        Shares
                       Nominee                For        Withheld
                  -------------------     ----------     ---------
                  Fred C. Ackman          97,424,456       704,163
                  George A. Alcorn        97,436,997       691,622
                  Mark G. Papa            95,319,451     2,809,168
                  Edward Randall, III     97,414,660       713,959
                  Edmund P. Segner, III   95,336,518     2,792,101
                  Donald F. Textor        97,442,531       686,088
                  Frank G. Wisner         97,415,363       713,256

        (b) The appointment of Arthur Andersen LLP, independent public accountants, as auditors for the year ending December 31, 2001 was approved by the following vote: 97,505,818 shares for; 290,379 shares against; and 332,422 shares abstaining.

        (c) EOG's Employee Stock Purchase Plan was approved by the following vote: 97,117,244 shares for; 598,136 shares against; and 413,239 shares abstaining.

        (d) EOG's Executive Officer Annual Bonus Plan was approved by the following vote: 90,707,503 shares for; 6,928,976 shares against; and 492,140 shares abstaining.

ITEM 5.   Other Information

      Fred C. Ackman, a director since 1989, when EOG first went public, passed away on July 8, 2001. He was an active member of each of the working Board Committees and was Chairman of the Audit Committee for many years. In addition, Mr. Ackman served as Chairman of the Independent Committee that was formed to evaluate and recommend to the Board of Directors the Share Exchange Agreement between EOG and Enron Corp. in 1999.

ITEM 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

        (b)  Reports on Form 8-K

                 Current Report on Form 8-K filed on April 20, 2001, to
             provide estimate for the second quarter and full year 2001 in Item 9 - Regulation FD Disclosure.

                 Current Report on Form 8-K filed on May 5, 2001,  to
             report certain natural gas price swap and collar contracts in Item 5 - Other Events.

                 Current Report on Form 8-K filed on June 29, 2001, to
             report certain natural gas price swap, collar and physical contracts in Item 5 - Other Events.

                             SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EOG RESOURCES, INC.
                            (Registrant)



Date:  July 31, 2001     By     /S/ T. K. DRIGGERS
                            ---------------------------
                                T. K. Driggers
                           Vice President, Accounting
                            and Land Administration
                          (Principal Accounting Officer)


                                              Exhibit 12

                                          EOG RESOURCES, INC.
   Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
                                             (In Thousands)
                                               (Unaudited)


                                                                                  Year Ended December 31
                                                 Six Months Ended   -------------------------------------------------
                                                   June 30, 2001      2000      1999      1998      1997      1996
---------------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR
FIXED CHARGES:
Net Income                                            $351,450      $396,931  $569,094  $ 56,171  $121,970  $140,008
Less:  Capitalized Interest Expense                     (4,187)       (6,708)  (10,594)  (12,711)  (13,706)   (9,136)
Add:  Fixed Charges                                     31,544        72,833    77,837    66,982    47,108    27,114
Income Tax Provision (Benefit)                         213,511       236,626    (1,382)    4,111    41,500    50,954
                                                       -------       -------   -------   -------   -------   -------
EARNINGS AVAILABLE                                    $592,318      $699,682  $634,955  $114,553  $196,872  $208,940
                                                       =======       =======   =======   =======   =======   =======

FIXED CHARGES:
Interest Expense                                      $ 23,913      $ 61,006  $ 61,819  $ 48,463  $ 27,369  $ 12,370
Capitalized Interest                                     4,187         6,708    10,594    12,711    13,706     9,136
Rental Expense Representative of Interest Factor         3,444         5,119     5,424     5,808     6,033     5,608
                                                       -------       -------   -------   -------   -------   -------
TOTAL FIXED CHARGES                                     31,544        72,833    77,837    66,982    47,108    27,114
Preferred Dividends on a Pre-tax Basis                   8,806        17,602       660       -         -         -
                                                       -------       -------   -------   -------   -------   -------
TOTAL FIXED CHARGES AND PREFERRED DIVIDENDS           $ 40,350      $ 90,435  $ 78,497  $ 66,982  $ 47,108  $ 27,114
                                                       =======       =======   =======   =======   =======   =======
RATIO OF EARNINGS TO
FIXED CHARGES                                            18.78          9.61      8.16      1.71      4.18      7.71
RATIO OF EARNINGS TO
FIXED CHARGES AND
PREFERRED DIVIDENDS                                      14.68          7.74      8.09      1.71      4.18      7.71
