Form 10-Q
period 2001-09-30
EOG RESOURCES INC
filed 2001-10-29
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                              -----------
                               Form 10-Q
                              -----------



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                         ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[x] No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 22, 2001.

        Title of each class                        Number of shares
        -------------------                        ----------------
     Common Stock, $.01 par value                     115,483,474

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



  PART I.  FINANCIAL INFORMATION                                      Page No.
                                                                      --------
       ITEM 1.  Financial Statements


        Consolidated Statements of Income - Three Months Ended
          September 30, 2001 and 2000 And Nine Months Ended
          September 30, 2001 and 2000 .................................   3

        Consolidated Balance Sheets - September 30, 2001 and
          December 31, 2000 ...........................................   4

        Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 2001 and 2000 .................................   5

        Notes to Consolidated Financial Statements ....................   6


       ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..................   9

 PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings .....................................  15


       ITEM 6.  Exhibits and Reports on Form 8-K ......................  15

                              PART I.  FINANCIAL INFORMATION

                               ITEM 1.  FINANCIAL STATEMENTS
                                   EOG RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands, Except Per Share Amounts)
                                       (Unaudited)



                                                              Three Months Ended     Nine Months Ended
                                                                 September 30,         September 30,
                                                             --------------------  ---------------------
                                                                 2001      2000       2001       2000
                                                             ---------  ---------  ----------  ---------
NET OPERATING REVENUES
Natural Gas                                                  $ 229,653  $ 309,668  $1,108,667  $ 740,271
Crude Oil, Condensate and Natural Gas Liquids                   65,324     88,434     213,661    238,841
Mark-to-market Gains (Losses) on Commodity Contracts            58,750     (3,623)     95,033     (3,623)
Gains on Sales of Reserves and Related Assets and Other, Net       445      7,672         112      9,285
                                                              --------   --------   ---------   --------
TOTAL                                                          354,172    402,151   1,417,473    984,774

OPERATING EXPENSES
Lease and Well                                                  43,640     35,304     129,462    101,266
Exploration Costs                                               12,408     14,898      50,419     41,047
Dry Hole Costs                                                  10,617      5,627      39,272     14,678
Impairments                                                     20,597      9,786      52,628     28,311
Depreciation, Depletion and Amortization                       103,351     91,577     294,782    263,665
General and Administrative                                      20,925     17,053      57,609     49,367
Taxes Other Than Income                                         18,687     24,248      81,091     63,337
                                                              --------   --------   ---------   --------
TOTAL                                                          230,225    198,493     705,263    561,671
                                                              --------   --------   ---------   --------

OPERATING INCOME                                               123,947    203,658     712,210    423,103

OTHER INCOME, NET                                                1,272         35       1,883        815
                                                              --------   --------   ---------   --------

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                125,219    203,693     714,093    423,918
INTEREST EXPENSE, NET                                           10,242     14,750      34,155     44,899
                                                              --------   --------   ---------   --------

INCOME BEFORE INCOME TAXES                                     114,977    188,943     679,938    379,019
INCOME TAX PROVISION                                            43,014     72,466     256,525    143,535
                                                              --------   --------   ---------   --------

NET INCOME                                                      71,963    116,477     423,413    235,484
PREFERRED STOCK DIVIDENDS                                        2,759      2,755       8,237      8,269
                                                              --------   --------   ---------   --------
NET INCOME AVAILABLE TO COMMON                               $  69,204  $ 113,722  $  415,176  $ 227,215
                                                              ========   ========   =========   ========

NET INCOME PER SHARE AVAILABLE TO COMMON
  Basic                                                      $    0.60  $    0.98  $     3.58  $    1.94
                                                              ========   ========   =========   ========
  Diluted                                                    $    0.59  $    0.95  $     3.51  $    1.91
                                                              ========   ========   =========   ========

AVERAGE NUMBER OF COMMON SHARES
  Basic                                                        115,692    116,559     115,982    117,018
                                                              ========   ========   =========   ========
  Diluted                                                      117,141    119,262     118,159    118,932
                                                              ========   ========   =========   ========





       The accompanying notes are an integral part of these consolidated financial statements.


                            EOG RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                                               September 30,     December 31,
                                                                   2001              2000
                                                               -------------     ------------
                                                                (Unaudited)
                                  ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                      $    11,344       $    20,152
Accounts Receivable                                                206,270           342,579
Inventories                                                         21,576            16,623
Assets from Price Risk Management Activities                        63,229               438
Other                                                               33,773            15,073
                                                                ----------        ----------
TOTAL                                                              336,192           394,865

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)               5,851,142         5,122,728
 Less: Accumulated Depreciation, Depletion and Amortization     (2,889,907)       (2,597,721)
                                                                ----------        ----------
  Net Oil and Gas Properties                                     2,961,235         2,525,007
OTHER ASSETS                                                        88,935            81,381
                                                                ----------        ----------
TOTAL ASSETS                                                   $ 3,386,362       $ 3,001,253
                                                                ==========        ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                               $   257,681       $   246,468
Accrued Taxes Payable                                               75,928            78,838
Dividends Payable                                                    5,047             4,525
Other                                                               43,842            40,285
                                                                ----------        ----------
TOTAL                                                              382,498           370,116

LONG-TERM DEBT                                                     701,022           859,000
OTHER LIABILITIES                                                   56,167            51,133
DEFERRED INCOME TAXES                                              557,185           340,079

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
 Series B, 100,000 Shares Issued, Cumulative,
  $100,000,000 Liquidation Preference                               98,056            97,879
 Series D, 500 Shares Issued, Cumulative,
  $50,000,000 Liquidation Preference                                49,421            49,285
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
  124,730,000 Shares Issued                                        201,247           201,247
Additional Paid in Capital                                           4,603             4,221
Unearned Compensation                                              (15,985)           (3,756)
Accumulated Other Comprehensive Income                             (51,619)          (31,756)
Retained Earnings                                                1,702,339         1,301,067
Common Stock Held in Treasury, 9,132,405 shares at
 September 30, 2001 and 7,825,708 shares at December 31, 2000     (298,572)         (237,262)
                                                                ----------        ----------
TOTAL SHAREHOLDERS' EQUITY                                       1,689,490         1,380,925
                                                                ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 3,386,362       $ 3,001,253
                                                                ==========        ==========



   The accompanying notes are an integral part of these consolidated financial statements.


                            EOG RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                           2001        2000
                                                                       ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                              $  423,413  $  235,484
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                                 294,782     263,665
  Impairments                                                               52,628      28,311
  Deferred Income Taxes                                                    170,315      81,603
  Other, Net                                                                 9,483       3,587
Exploration Costs                                                           50,419      41,047
Dry Hole Costs                                                              39,272      14,678
Mark-to-market Commodity Contracts
  Total (Gains) Losses                                                     (95,033)      3,623
  Realized Gains (Losses)                                                   27,798        (430)
(Gains) Losses on Sales of Reserves and Related Assets                       1,028      (5,137)
Tax Benefits from Stock Options Exercised                                    6,133      23,400
Other, Net                                                                  (2,748)     (8,706)
Changes in Components of Working Capital and Other Liabilities
  Accounts Receivable                                                      138,819    (115,659)
  Inventories                                                               (4,953)      2,356
  Accounts Payable                                                           4,026      56,682
  Accrued Taxes Payable                                                    (17,300)     10,280
  Other Liabilities                                                         (1,067)      5,274
  Other, Net                                                                   (46)     (5,975)
Changes in Components of Working Capital Associated with Investing
 and Financing Activities                                                  (43,527)    (21,780)
                                                                         ---------   ---------
NET OPERATING CASH INFLOWS                                               1,053,442     612,303
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                       (754,035)   (414,866)
Exploration Costs                                                          (50,419)    (41,047)
Dry Hole Costs                                                             (39,272)    (14,678)
Proceeds from Sales of Reserves and Related Assets                           7,380      25,588
Changes in Components of Working Capital Associated with Investing
 Activities                                                                 41,218      20,517
Other, Net                                                                  (8,642)    (24,026)
                                                                         ---------   ---------
NET INVESTING CASH OUTFLOWS                                               (803,770)   (448,512)
FINANCING CASH FLOWS
Long-Term Debt                                                            (157,978)    (45,139)
Dividends Paid                                                             (21,306)    (19,263)
Treasury Stock Purchased                                                  (103,008)   (196,867)
Proceeds from Sales of Treasury Stock                                       20,631      91,783
Other, Net                                                                   3,181      (2,434)
                                                                         ---------   ---------
NET FINANCING CASH OUTFLOWS                                               (258,480)   (171,920)
                                                                         ---------   ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                       (8,808)     (8,129)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            20,152      24,836
                                                                         ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   11,344  $   16,707
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

    Certain reclassifications have been made to prior period financial statements to conform with the current presentation. Beginning first quarter of 2001, the "Impairment of Unproved Oil and Gas Properties" caption on the Consolidated Statements of Income was renamed "Impairments" to include the impairment loss of long-lived assets as described in Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121 Impairments"). As a result, EOG reclassified all prior periods to reflect such SFAS 121 Impairments in Impairments, instead of Depreciation, Depletion and Amortization ("DD&A") as previously reported. SFAS 121 Impairments reclassified from DD&A to Impairments were $0.5 million and $3.1 million for the three-month and nine-month periods ended September 30, 2000.

2.  As  more  fully  discussed in Notes 1 and 12 to  the  consolidated
    financial   statements  included  in  EOG's  2000  Annual  Report   to
    Shareholders, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and costless collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil market prices. EOG adopted on January 1, 2001 Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138 ("SFAS 133"). SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings using the mark-to-market accounting method unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on EOG's financial statements. During the first nine months of 2001, EOG elected not to designate any of its price risk management activities as accounting hedges under SFAS 133, and accordingly, accounted for them using the mark-to-market accounting method. Under this accounting method, the changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. The gains or losses are recorded in Mark-to-market Gains (Losses) on Commodity Contracts in the Net Operating Revenues section of the Consolidated Statements of Income. The related cash flow impact is reflected as cash flows from operating activities in the Consolidated Statements of Cash Flows.

    For the three-month and nine-month periods ended September 30, 2001, mark-to-market gains on commodity contracts were respectively $58.8 million and $95.0 million, of which $27.3 million and $27.8 million were realized gains for the respective periods.

  Following is a summary of EOG's open futures positions at September 30, 2001:

  o Crude Oil and Condensate Price Swaps - EOG had outstanding price swaps covering notional volumes of approximately 0.9 million barrels of crude oil and condensate for the period October 2001 to May 2002 at an average price of $27.11 per barrel. At September 30, 2001, the fair value of these oil price swaps was $3.1 million.

  o Natural Gas Price Collars - EOG had outstanding price collars that set a floor price of $4.40 per MMBtu and ceiling prices that average $6.15 per MMBtu covering notional volumes of 200,000 million British thermal units of natural gas per day ("MMBtu/d") for October 2001 and November 2001 at an average premium of $0.15 per MMBtu. At September 30, 2001, the fair value of these natural gas price collars was $28.5 million.

                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  o Natural Gas Price Swaps - EOG had outstanding price swaps covering notional volumes of 115,000 MMBtu/d for October 2001 and November 2001 at an average price of $3.40 per MMBtu, notional volumes of 200,000 MMBtu/d for December 2001 at an average price of $3.62 per MMBtu, and notional volumes of 100,000 MMBtu/d for the period January 2002 to December 2002 at an average price of $3.46 per MMBtu. At September 30, 2001, the fair value of these natural gas price swaps was $36.0 million.

  As of September 30, 2001, $63.2 million of the derivatives has been recorded on the balance sheet in Current Assets - Assets from Price Risk Management Activities. The remaining $4.4 million has been recorded as a long-term asset on the balance sheet in Other Assets.


3. The following table sets forth the computation of basic and diluted earnings from net income available to common (in thousands, except per share amounts):

                                                           Three Months Ended      Nine  Months Ended
                                                             September 30,            September 30,
                                                          --------------------   ----------------------
                                                            2001       2000         2001        2000
                                                          --------   ---------   ---------   ----------
  Numerator for basic and diluted earnings per share -
     Net income available to common                       $ 69,204   $ 113,722   $ 415,176    $ 227,215
                                                           =======    ========    ========     ========
  Denominator for basic earnings per share -
     Weighted average shares                               115,692     116,559     115,982      117,018
  Potential dilutive common shares -
    Stock options                                            1,385       2,570       1,911        1,797
    Restricted stock and units                                  64         133         266          117
                                                           -------     -------     -------     --------
  Denominator for diluted earnings per share -
    Adjusted weighted average shares                       117,141     119,262     118,159      118,932
                                                           =======    ========    ========     ========
  Net income per share of common stock
    Basic                                                 $   0.60   $    0.98   $    3.58    $    1.94
                                                           =======    ========    ========     ========
    Diluted                                               $   0.59   $    0.95   $    3.51    $    1.91
                                                           =======    ========    ========     ========

--------------------------------------------------------------------------------------------------------


4. The following table presents the components of EOG's comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000 (in thousands):

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                    ----------------------  ----------------------
                                                       2001        2000        2001        2000
                                                    ----------  ----------  ----------  ----------
  Net Income                                         $ 71,963   $ 116,477    $ 423,413   $ 235,484
  Other Comprehensive Income
    Unrealized Gain (Loss) on Available-for-sale
     Security, net of tax                                (517)        115       (1,062)        115
    Foreign Currency Translation Adjustments          (13,943)     (5,259)     (18,801)    (12,790)
                                                      -------    --------     --------    --------
  Comprehensive Income                               $ 57,503   $ 111,333    $ 403,550   $ 222,809
                                                      =======    ========     ========    ========

--------------------------------------------------------------------------------------------------------

               ITEM 1.  FINANCIAL STATEMENTS   (Concluded)
                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Selected financial information about operating segments is reported below for the three-month and nine-month periods ended September 30, 2001 and 2000 (in thousands):

                                         Three Months Ended      Nine Months Ended
                                           September 30,           September 30,
                                       ----------------------  ---------------------
                                         2001         2000        2001        2000
                                       ---------   ----------  ----------  ---------
  NET OPERATING REVENUES
    United States                      $ 304,188   $ 334,125   $1,206,388  $ 803,365
    Canada                                32,897      46,443      158,606    120,049
    Trinidad                              17,071      21,566       52,413     61,324
    Other                                     16          17           66         36
                                        --------    --------    ---------   --------
    TOTAL                              $ 354,172   $ 402,151   $1,417,473  $ 984,774
                                        ========    ========    =========   ========
  OPERATING INCOME (LOSS)
    United States                      $ 101,409   $ 163,622   $  593,073  $ 334,293
    Canada                                12,966      27,979       99,088     61,420
    Trinidad                               9,865      12,749       26,354     30,181
    Other                                   (293)       (692)      (6,305)    (2,791)
                                        --------    --------    ---------   --------
    TOTAL                                123,947     203,658      712,210    423,103

  RECONCILING ITEMS
    Other Income, Net                      1,272          35        1,883        815
    Interest Expense, Net                 10,242      14,750       34,155     44,899
                                        --------    --------    ---------   --------
  INCOME BEFORE INCOME TAXES           $ 114,977   $ 188,943   $  679,938  $ 379,019
                                        ========    ========    =========   ========

 ------------------------------------------------------------------------------------


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

    There are various other suits and claims against EOG that have arisen in the ordinary course of business. However, management does not believe these suits and claims will individually or in the aggregate have a material adverse effect on the financial condition or results of operations of EOG. EOG has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a material adverse effect on the financial condition or results of operations of EOG.

7. During the first nine months of 2001, EOG repurchased 2.6 million shares of common stock, primarily to reduce the number of shares of stock outstanding and to limit the dilution resulting from shares issued or anticipated to be issued under EOG's employee stock plans. To supplement its share repurchase program, EOG entered into a series of equity derivative transactions in the second quarter. During the second quarter of 2001, EOG sold put options obligating EOG to purchase up to
    0.6 million shares of its common stock, with such options expiring in December 2001 at an average price of $33.42. These transactions are accounted for as equity transactions with premiums received recorded to Additional Paid In Capital in the Consolidated Balance Sheets. Settlement alternatives under all circumstances are at the option of EOG and include physical share, net share and net cash settlement. EOG will assess the status of its share repurchase program at the time these options expire and will determine at that time whether to settle these options in shares or in cash.

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOG RESOURCES, INC.



   The following review of operations for the three-month periods ended September 30, 2001 and 2000 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. and subsidiaries ("EOG") and Notes thereto.

Results of Operations
---------------------
Three Months Ended September 30, 2001 vs. Three Months Ended September 30,
2000

   EOG  generated third quarter net income available to  common  of  $69 million compared to $114 million for the third quarter of 2000. Net operating revenues were $354 million compared to $402 million for the third quarter of 2000. Following is an explanation of the variances causing this decrease.

Wellhead volume and price statistics are summarized below:

----------------------------------------------------------------------
                                                       2001      2000
----------------------------------------------------------------------
Natural Gas Volumes (MMcf per day)(1)
  United States                                         681       652
  Canada                                                124       125
                                                      -----     -----
    North America                                       805       777
  Trinidad                                              116       132
                                                      -----     -----
    TOTAL                                               921       909
                                                      =====     =====
Average Natural Gas Prices ($/Mcf)(2)
  United States                                      $ 2.91    $ 4.22
  Canada                                               2.48      3.44
    North America Composite                            2.84      4.09
  Trinidad                                             1.21      1.17
    COMPOSITE                                          2.64      3.67
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                        21.9      23.8
  Canada                                                1.8       2.1
                                                      -----     -----
    North America                                      23.7      25.9
  Trinidad                                              1.9       2.5
                                                      -----     -----
    TOTAL                                              25.6      28.4
                                                      =====     =====
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                      $25.60    $31.48
  Canada                                              23.97     28.83
    North America Composite                           25.48     31.27
  Trinidad                                            23.12     31.87
    COMPOSITE                                         25.30     31.32
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                         3.6       4.2
  Canada                                                0.6       0.7
                                                      -----     -----
    TOTAL                                               4.2       4.9
                                                      =====     =====
Average Natural Gas Liquids Prices ($/Bbl) (2)
  United States                                      $15.46    $20.12
  Canada                                              12.10     18.16
    COMPOSITE                                         14.99     19.84
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                         834       820
  Canada                                                138       142
                                                      -----     -----
    North America                                       972       962
  Trinidad                                              128       147
                                                      -----     -----
    TOTAL                                             1,100     1,109
                                                      =====     =====
Total Bcfe(3)Deliveries                                 101       102

------------------------------------------------------------------------
 (1) Million cubic feet per day or thousand barrels per day, as applicable.
 (2)  Dollars per thousand cubic feet or per barrel, as applicable.
 (3) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.



   Wellhead revenues decreased 27% to $289 million in the third quarter of 2001 compared to $398 million in the third quarter of 2000, primarily due to lower average North America wellhead natural gas prices and lower crude oil and condensate prices worldwide.

  Average wellhead natural gas prices were down by 28%, decreasing net operating revenues by $87 million. Average wellhead crude oil and condensate prices were 19% lower than the comparable period in 2000, decreasing net operating revenues by $14 million. Third quarter 2001 North America wellhead natural gas deliveries were approximately 4% higher than the comparable period in 2000. The increase in volumes was primarily due to increased production in the Midland, Offshore, Pittsburgh and Tyler divisions, partially offset by decreased production in the Corpus Christi division. Combined with reduced production in Trinidad, due to takes above the take or pay contracted volume by the Trinidadian government in the third quarter of 2000, the overall natural gas production was 1% higher than the comparable period in 2000, increasing net operating revenues by $4 million. Wellhead crude oil and condensate deliveries were 10% lower than the prior year period, decreasing net operating revenues by $8 million. The decrease was primarily due to decreased crude oil production in the Midland, Canada and International divisions. Revenues from natural gas liquids decreased by $3 million primarily due to a decrease in prices of 24% and a decrease in deliveries of 14%.

  During the third quarter of 2001, EOG recognized mark-to-market gains on commodity contracts of $58.8 million, of which $27.3 million were realized gains.

  Operating expenses of $230 million for the third quarter of 2001 were approximately $32 million higher than the third quarter of 2000. Taxes other than income were $6 million lower due to decreased wellhead revenues. Depreciation, depletion and amortization ("DD&A") increased $12 million primarily due to increased production volumes and increased per unit DD&A rates in North America. Lease and well expenses were $8 million higher than the comparable period in 2000 primarily due to an industry-wide increase in costs and increased North America production activities. Exploration expenses of $12 million decreased $2 million primarily due to decreased geological and geophysical expenses. Dry hole expenses of $11 million were $5 million higher than the comparable period in 2000. Impairments increased $11 million to $21 million in the third quarter of 2001 due primarily to increased reduction of carrying values of certain long-lived assets as a result of future cash flow analysis.

  The per unit operating costs of EOG for lease and well, DD&A, general and administrative ("G&A") expenses, interest expense, and taxes other than income averaged $1.95 per Mcfe during the third quarter of 2001 compared to $1.79 per Mcfe during the third quarter of 2000. The increase was primarily due to a higher per unit rate of DD&A, lease and well, and G&A expense partially offset by a lower per unit rate of taxes other than income and interest expense.

   Income tax provision for the third quarter of 2001 was $43 million (effective tax rate of 37%) compared to $72 million (effective tax rate of 38%) for the comparable period of 2000. The reduction was primarily due to lower pre-tax income.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.


Results of Operations
---------------------
Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30,
2000

  In the first nine months of 2001, EOG generated net income available to common of $415 million compared to $227 million for the comparable period of 2000. Net operating revenues for the first nine months of 2001 were $1,417 million as compared to $985 million for the comparable period of 2000.

Wellhead volume and price statistics are summarized below:

-----------------------------------------------------------------------
                                                       2001      2000
-----------------------------------------------------------------------
Natural Gas Volumes (MMcf per day)
  United States                                          696       647
  Canada                                                 121       130
                                                       -----     -----
    North America                                        817       777
  Trinidad                                               114       124
                                                       -----     -----
    TOTAL                                                931       901
                                                       =====     =====
Average Natural Gas Prices ($/Mcf)
  United States                                       $ 4.83    $ 3.40
  Canada                                                4.35      2.83
    North America Composite                             4.76      3.30
  Trinidad                                              1.21      1.17
    COMPOSITE                                           4.33      3.01
Crude Oil/Condensate Volumes (MBbl per day)
  United States                                         22.8      22.5
  Canada                                                 1.7       2.2
                                                       -----     -----
    North America                                       24.5      24.7
  Trinidad                                               2.0       2.6
                                                       -----     -----
    TOTAL                                               26.5      27.3
                                                       =====     =====
Average Crude Oil/Condensate Prices ($/Bbl)
  United States                                       $26.84    $29.41
  Canada                                               24.73     27.07
    North America Composite                            26.69     29.20
  Trinidad                                             26.94     29.36
    COMPOSITE                                          26.71     29.21
Natural Gas Liquids Volumes (MBbl per day)
  United States                                          3.5       4.3
  Canada                                                 0.5       0.7
                                                       -----     -----
    TOTAL                                                4.0       5.0
                                                       =====     =====
Average Natural Gas Liquids Prices ($/Bbl)
  United States                                       $18.69    $19.80
  Canada                                               17.23     15.61
    COMPOSITE                                          18.50     19.18
Natural Gas Equivalent Volumes (MMcfe per day)
  United States                                          854       807
  Canada                                                 135       148
                                                       -----     -----
    North America                                        989       955
  Trinidad                                               125       140
                                                       -----     -----
    TOTAL                                              1,114     1,095
                                                       =====     =====

Total Bcfe Deliveries                                    304       300

------------------------------------------------------------------------

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.




  Wellhead revenues increased approximately 33% to $1,314 million in the first nine months of 2001 compared to $988 million in the first nine months of 2000.

  Average wellhead natural gas prices for the first nine months of 2001 were approximately 44% higher than the comparable period of 2000 increasing net operating revenues by approximately $336 million. Average wellhead crude oil and condensate prices were down by 9%, decreasing net operating revenues by $18 million. During the first nine months of 2001 wellhead natural gas deliveries were 3% higher than the comparable period in 2000, increasing net operating revenues by $22 million. The increase in volumes was primarily due to increased production in the Midland, Offshore and Tyler divisions and higher than normal prior period adjustments, partially offset by reduced production from the Canada and International divisions. Wellhead crude oil and condensate deliveries were 3% lower than the prior year period, decreasing net operating revenues by $7 million. The decrease was primarily due to decreased crude oil and condensate production in certain U.S. divisions along with the Canada and International divisions. Revenues from natural gas liquids decreased by $6 million primarily due to a decrease in deliveries of 20% and a decrease in prices of 4%.

  During the first nine months of 2001, EOG recognized mark-to-market gains on commodity contracts of $95.0 million, of which $27.8 million were realized gains.

  Operating expenses of $705 million for the first nine months of 2001 were approximately $144 million higher than the comparable period in 2000. Taxes other than income were $18 million higher primarily due to increased wellhead revenues in the U.S. Lease and well expenses were $28 million higher than the prior year period primarily due to an industry-wide increase in costs and increased North America production activities to maximize the volumes delivered at higher product prices. Exploration expenses and dry hole expenses were respectively $9 million and $25 million higher than the comparable period a year ago due primarily to increased North America and International exploratory activities. DD&A increased $31 million compared to the prior year period primarily due to increased production volumes in North America and increased per unit DD&A rates in certain North America locations. Impairments increased $24 million to $53 million due primarily to increased amortization of unproved leases and the reduction of carrying values of certain long-lived assets as a result of future cash flow analysis.

  The per unit operating costs of EOG for lease and well, DD&A, G&A, interest expense and taxes other than income averaged $1.96 per Mcfe during the first nine months of 2001 compared to $1.74 per Mcfe in 2000. This increase was primarily due to a higher per unit rate of DD&A, taxes other than income, lease and well, and G&A expense, partially offset by a lower per unit rate of interest expense.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


Capital Resources and Liquidity
-------------------------------

  EOG's primary sources of cash during the nine months ended September 30, 2001 included funds generated from operations, proceeds from sales of reserves and related assets and proceeds from sales of treasury stock. Primary cash outflows included funds used in operations, exploration and development expenditures, repayments of debt, dividends and common stock repurchases.

  Net operating cash flows of $1,053 million for the first nine months of 2001 increased approximately $441 million as compared to the first nine months of 2000 primarily reflecting higher operating revenues, partially offset by higher cash operating expenses.

  Net investing cash outflows of approximately $804 million for the first nine months of 2001 increased by $355 million versus the comparable prior year period due primarily to higher exploration and development expenditures and lower proceeds from sales of reserves and related assets. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Exploration and development expenditures for the first nine months of 2001 and 2000 are as follows (in millions):

                               2001                          2000
                   ----------------------------    ----------------------------
                   Drilling  Acquisition  Total    Drilling  Acquisition  Total
                   --------  -----------  -----    --------  -----------  -----
  United States     $ 558      $  96      $ 654     $ 317      $  84      $ 401
  Canada               71         72        143        44          1         45
                     ----       ----       ----      ----       ----       ----
   North America      629        168        797       361         85        446
  Trinidad             39          -         39        22          -         22
  Other                 8          -          8         3          -          3
                     ----       ----       ----      ----       ----       ----
   TOTAL            $ 676      $ 168      $ 844     $ 386      $  85      $ 471
                     ====       ====       ====      ====       ====       ====

  Exploration and development expenditures of $844 million for the first nine months of 2001 were $373 million higher than the prior year period due primarily to increased acquisition and development and exploratory activities.

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

  Cash used by financing activities was $258 million for the first nine months of 2001 versus $172 million for the comparable prior year period. Financing activities for 2001 included repayment of debt of $158 million, repurchases of EOG's common stock of $103 million, proceeds from sales of treasury stock of $21 million and cash dividend payments of $21 million.

  On February 13, 2001, EOG announced a 14% increase in the annual dividend rate from $.14 per share to $.16 per share beginning with dividends payable after April 19, 2001.

  During the first nine months of 2001, EOG repurchased 2.6 million shares of common stock, primarily to reduce the number of shares of stock outstanding and to limit the dilution resulting from shares issued or anticipated to be issued under EOG's employee stock plans. To supplement its share repurchase program, EOG entered into a series of equity derivative transactions in the second quarter. During the second quarter of 2001, EOG sold put options obligating EOG to purchase up to 0.6 million shares of its common stock, with such options expiring in December 2001 at an average price of $33.42. These transactions are accounted for as equity transactions with premiums received recorded to Additional Paid In Capital in the Consolidated Balance Sheets. Settlement alternatives under all circumstances are at the option of EOG and include physical share, net share and net cash settlement. EOG will assess the status of its share repurchase program at the time these options expire and will determine at that time whether to settle these options in shares or in cash.

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

  During the first nine months of 2001, EOG engaged in certain price risk management activities and elected not to designate any of these activities as accounting hedges under SFAS 133. Accordingly, EOG accounted for them using the mark-to-market accounting method.

Following  is a summary of EOG's open futures positions at September
30, 2001:

o Crude Oil and Condensate Price Swaps - EOG had outstanding price swaps covering notional volumes of approximately 0.9 million barrels of crude oil and condensate for the period October 2001 to May 2002 at an average price of $27.11 per barrel. At September 30, 2001, the fair value of these oil price swaps was $3.1 million.

o Natural Gas Price Collars - EOG had outstanding price collars that set a floor price of $4.40 per MMBtu and ceiling prices that average $6.15 per MMBtu covering notional volumes of 200,000 million British thermal units of natural gas per day ("MMBtu/d") for October 2001 and November 2001 at an average premium of $0.15 per MMBtu. At September 30, 2001, the fair value of these natural gas price collars was $28.5 million.

o Natural Gas Price Swaps - EOG had outstanding price swaps covering notional volumes of 115,000 MMBtu/d for October 2001 and November 2001 at an average price of $3.40 per MMBtu, notional volumes of 200,000 MMBtu/d for December 2001 at an average price of $3.62 per MMBtu, and notional volumes of 100,000 MMBtu/d for the period January 2002 to December 2002 at an average price of $3.46 per MMBtu. At September 30, 2001, the fair value of these natural gas price swaps was $36.0 million.

As of September 30, 2001, $63.2 million of the derivatives has been recorded on the balance sheet in Current Assets - Assets from Price Risk Management Activties. The remaining $4.4 million has been recorded as a long-term asset on the balance sheet in Other Assets.


Information Regarding Forward-Looking Statements
------------------------------------------------

      This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, including, among others, statements regarding EOG's future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "strategy," "intend," "plan," "target" and "believe" or the negative of those terms or other variations of them or by comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning future operating results, the ability to increase reserves or production, or the ability to generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: the timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates; the extent and effect of any hedging activities engaged in by EOG; the extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgement and may therefore be imprecise; political developments around the world, including terrorist activities and responses to terrorist activities and financial market conditions. In light of these risks, uncertainties and assumptions, the events anticipated by EOG's forward-looking statements might not occur. EOG undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

                     PART II. OTHER INFORMATION

                         EOG RESOURCES, INC.



ITEM 1.   Legal Proceedings

         See Part 1, Item 1, Note 6 to Consolidated Financial
Statements, which is incorporated herein by reference.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

     (b)  Reports on Form 8-K

           Current Report on Form 8-K filed on July 31, 2001, to provide estimate for the third and fourth quarters and full year 2001 in Item 9 - Regulation FD Disclosure.

           Current Report on Form 8-K filed on August 27, 2001, to report certain natural gas price swap, collar, and physical contracts in Item 5 - Other Events.

                             SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                EOG RESOURCES, INC.
                                (Registrant)



Date:  October 29, 2001     By    /S/ T. K. DRIGGERS
                              ----------------------------
                                    T. K. Driggers
                               Vice President, Accounting
                                and Land Administration
                             (Principal Accounting Officer)

                                                 Exhibit 12

                                             EOG RESOURCES, INC.
                    Computation of Ratio of Earnings to Fixed Charges and Combined Fixed
                                       Charges and Preferred Dividends
                                               (In Thousands)
                                                 (Unaudited)


                                                                                    Year Ended December 31
                                                  Nine Months Ended  ------------------------------------------------------
                                                  September 30, 2001     2000        1999       1998       1997       1996
                                                  -------------------------------------------------------------------------
EARNINGS AVAILABLE FOR
FIXED CHARGES:
Net Income                                             $423,413       $396,931   $569,094   $ 56,171   $121,970   $140,008
Less:  Capitalized Interest Expense                      (6,390)        (6,708)   (10,594)   (12,711)   (13,706)    (9,136)
Add:  Fixed Charges                                      45,589         72,833     77,837     66,982     47,108     27,114
Income Tax Provision (Benefit)                          256,525        236,626     (1,382)     4,111     41,500     50,954
                                                        -------        -------    -------    -------    -------    -------
EARNINGS AVAILABLE                                     $719,137       $699,682   $634,955   $114,553   $196,872   $208,940
                                                        =======        =======    =======    =======    =======    =======

FIXED CHARGES:
Interest Expense                                       $ 34,155       $ 61,006   $ 61,819   $ 48,463   $ 27,369   $ 12,370
Capitalized Interest                                      6,390          6,708     10,594     12,711     13,706      9,136
Rental Expense Representative of Interest Factor          5,044          5,119      5,424      5,808      6,033      5,608
                                                        -------        -------    -------    -------    -------    -------
TOTAL FIXED CHARGES                                      45,589         72,833     77,837     66,982     47,108     27,114
Preferred Dividends on a Pre-tax Basis                   13,227         17,602        660       -          -          -
                                                        -------        -------    -------    -------    -------    -------
TOTAL FIXED CHARGES AND
 PREFERRED DIVIDENDS                                    $58,816       $ 90,435   $ 78,497   $ 66,982   $ 47,108   $ 27,114
                                                         ======        =======    =======    =======    =======    =======
RATIO OF EARNINGS TO
FIXED CHARGES                                             15.77           9.61       8.16       1.71       4.18       7.71

RATIO OF EARNINGS TO
FIXED CHARGES AND
PREFERRED DIVIDENDS                                       12.23           7.74       8.09       1.71       4.18       7.71
