Form 10-K
period 2001-12-31
EOG RESOURCES INC
filed 2002-03-20
CIK 821189

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------
                                   Form 10-K
                              -------------------

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-9743

                               EOG RESOURCES, INC.

              (Exact name of registrant as specified in its charter)

                   Delaware                        47-0684736
     (State or other jurisdiction      (I.R.S. Employer Identification No.)
     of incorporation or organization)

              333 Clay Street, Suite 4200, Houston, Texas 77002-7361
               (Address of principal executive offices)   (zip code)

        Registrant's telephone number, including area code:  713-651-7000

            Securities registered pursuant to Section 12(b) of the Act:

          Title of each class         Name of each exchange on which registered
     -------------------------------  -----------------------------------------
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

      Aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price in the daily composite list for transactions on the New York Stock Exchange on March 11, 2002 was $39.49. As of March 11, 2002, there were 115,799,126 shares of the registrant's Common Stock, $.01 par value, outstanding.

      Documents incorporated by reference. Portions of the following documents are incorporated by reference into the indicated parts of this report: 2001 Annual Report to Stockholders - Part I, II and IV; and Proxy Statement for the May 7, 2002 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2001 ("Proxy Statement") - Part III.


===============================================================================

       (i)

                           TABLE OF CONTENTS

                                                                          Page
                                PART I
Item 1.  Business.........................................................   1
          General.........................................................   1
          Business Segments...............................................   1
          Exploration and Production......................................   1
          Marketing.......................................................   4
           Wellhead Volumes and Prices, and Lease and Well Expenses.......   5
          Competition.....................................................   6
          Regulation......................................................   6
          Transactions with Enron Corp. ..................................   8
          Other Matters...................................................   9
          Current Executive Officers of the Registrant....................  11

Item 2.  Properties
          Oil and Gas Exploration and Production Properties and Reserves..  12

Item 3.  Legal Proceedings................................................  15

Item 4.  Submission of Matters to a Vote of Security Holders..............  15

                                PART II
Item 5.  Market for the Registrant's Common Equity and Related
          Shareholder Matters.............................................  15

Item 6.  Selected Financial Data..........................................  16

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  16

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  17

Item 8.  Financial Statements and Supplementary Data......................  17

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  17

                               PART III
Item 10. Directors and Executive Officers of the Registrant...............  17

Item 11. Executive Compensation...........................................  18

Item 12. Security Ownership of Certain Beneficial Owners and Management...  18

Item 13. Certain Relationships and Related Transactions...................  18

                                PART IV
Item 14. Financial Statements and Financial Statement Schedule,
         Exhibits and Reports on Form 8-K.................................  18

                                PART I

ITEM 1.  Business

General

      EOG Resources, Inc., a Delaware corporation organized in 1985 ("EOG"), together with its subsidiaries, explores for, develops, produces and markets natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada and Trinidad and, to a lesser extent, selected other international areas. EOG's principal producing areas are further described under
"Exploration and Production" below. At December 31, 2001, EOG's estimated net proved natural gas reserves were 3,796 billion cubic feet ("Bcf") and estimated net proved crude oil, condensate and natural gas liquids reserves were 72 million barrels ("MMBbl") (see "Supplemental Information to Consolidated Financial Statements" on page 36 of EOG's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2002, which included financial statements of EOG for the fiscal year ended December 31, 2001 (the "Form 8-K filed on February 28, 2002")). At such date, approximately 55% of EOG's reserves (on a natural gas equivalent basis) was located in the United States, 16% in Canada and 29% in Trinidad. As of December 31, 2001, EOG employed approximately 960 persons, including foreign national employees.

      EOG's business strategy is to maximize the rate of return on investment of capital by controlling all operating and capital costs. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis. EOG focuses its drilling activity toward natural gas deliverability in addition to natural gas reserve replacement and to a lesser extent crude oil exploitation. EOG focuses on the cost-effective utilization of advances in technology associated with the gathering, processing and interpretation of three-dimensional seismic data, the development of reservoir simulation models, the use of new and/or improved drill bits, mud motors and mud additives, and formation logging techniques and reservoir fracturing methods. These advanced technologies are used, as appropriate, throughout EOG to reduce the risks associated with all aspects of oil and gas reserve exploration, exploitation and development. EOG implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low cost reserves. EOG also makes selected tactical acquisitions that result in additional economies of scale or land positions with significant additional prospects. Achieving and maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations are also important goals in the implementation of EOG's strategy.

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

      At December 31, 2001, 86% of EOG's proved United States reserves (on a natural gas equivalent basis) was natural gas and 14% was crude oil, condensate and natural gas liquids. A substantial portion of EOG's United States natural gas reserves is in long-lived fields with well-established production histories. EOG believes that opportunities exist to increase production in many of these fields through continued development and application of new technology. EOG will also continue an active exploration program, designed to extend existing fields and add new trends to our broad portfolio of North American plays. The following is a summary of significant developments during 2001 and certain drilling plans for 2002 for EOG's North American operating divisions.

     Midland, Texas Division. The division operations are primarily focused in the Delaware, Val Verde, and Midland Basin areas of West Texas, and Southeast New Mexico. During 2001, the Midland Division increased net average daily production by 7% from 145 million cubic feet equivalent ("MMcfe") per day in 2000 to 155 MMcfe per day during 2001. The division drilled 89 wells in 2001. During the year a new play was initiated in the Devonian horizontal trend with completion of nine horizontal gas wells. With these encouraging results, EOG increased acreage positions in the Devonian trend to 153,000 gross acres. The division also continued to have success in the Montoya horizontal trend, Permo-Penn Carbonate trend, and in Southeast New Mexico.

     Denver, Colorado Division. Key producing areas for the Denver Division remain in the traditional core areas of Big Piney - LaBarge Platform; Vernal - Chapita / Natural Buttes; and Southwest Wyoming - Washakie Basin. Throughout 2001, the division continued developing these core areas while also exploring in new areas and drilling deeper on our existing core properties. For 2001, the division drilled or participated in 195 development wells and 21 wildcats. Net production for the division in 2001 averaged 123 million cubic feet ("MMcf") per day of natural gas and 6.0 thousand barrels ("MBbl") per day of crude oil and condensate. Natural gas volumes were 7% lower than in 2000 as a result of voluntary curtailment in response to low gas prices, and crude oil and condensate volumes were up 18% from 2000 due to the successful drilling in the California, North Shafter area.

      Oklahoma  City/Mid-Continent Division.   The  Mid-Continent
Division increased net average daily production by 17% from 75 MMcfe per day in 2000 to 88 MMcfe per day in 2001. Based in Oklahoma City, the division's activities are focused in the Oklahoma and Texas panhandles and in the deeper Anadarko Basin where in 2001 the division drilled 152 wells replacing reserves by 142%. Most notable for 2001, the division expanded its successful Council Grove horizontal play in Texas County, Oklahoma, drilling more than 35 wells to date that average 1 billion cubic feet equivalent ("Bcfe") each. In addition, the division had numerous stratigraphic discoveries in other plays such as the Morrow, Tonkawa, and Cherokee formations throughout the basin.

     Tyler, Texas Division. Key areas of production for the division are the Sabine Uplift Region, Upper Texas Coast, and Mississippi Salt Basin. During 2001, the division drilled or participated in 128 wells. Net production for the division averaged approximately 123 MMcf per day of natural gas and 4.7 MBbl per day of crude oil, condensate and natural gas liquids in 2001. The division acquired an additional 65,000 net acres during 2001, mainly in the Louisiana Bossier play and in the horizontal Georgetown play.

     Corpus Christi, Texas Division. The Corpus Christi Division had an active year in 2001, drilling 67 wells. During 2001, net production for the division averaged approximately 150 MMcf per day of natural gas and 2.0 MBbl per day of crude oil, condensate and natural gas liquids. The principal areas of activity are in the Frio trend in Matagorda County, the Wilcox trend in Duval County, and the Lobo/Roleta trends in Webb and Zapata Counties. EOG expects that drilling will continue to be strong through 2002 in Matagorda, Duval, Webb and Zapata counties.

     Pittsburgh, Pennsylvania Division. In 2001, the division completed the acquisition of Energy Search, Inc., a small independent exploration and production company with producing properties in Ohio and West Virginia. The acquisition added proved reserves and 300 additional drilling locations. The division drilled 137 wells during 2001 and expanded the land position for exploratory plays by 100,000 acres. The division added over 10,000 miles of two-dimensional seismic. Net average daily production grew from 10 MMcfe per day in January of 2001 to over 19 MMcfe per day in December of 2001. During 2002, the division plans to fully implement the exploitation of its development acreage and drill several exploratory wells.

     Houston,Texas/Offshore Division. The Offshore Division focuses on the Gulf of Mexico in Texas and Louisiana. Two fields, Eugene Island 135 and Matagorda Island 623, account for over half of the division's production. During 2001, total daily production averaged approximately 100 MMcfe per day, a 10% increase over the 91 MMcfe per day in 2000. During 2001, the division drilled or participated in four wildcats with a 75% success rate and two successful development wells. The division entered the deep water play in 2001, participating in two wells and the Eastern Gulf lease sale. EOG was apparent high bidder on three tracts in that sale, two of which received five bids each.

     Calgary, Canada Division. The Calgary Division is engaged in the exploration for and the development, production and marketing of natural gas, crude oil and natural gas liquids in Western Canada, principally in the Provinces of Alberta, Saskatchewan and Manitoba. EOG is also carrying out exploration activities in several onshore frontier Canadian basins in the Maritime Provinces and the Northwest Territories.

     The division conducts operations through EOG's Canadian subsidiary, EOG Resources Canada Inc., from offices in Calgary, Alberta. During 2001, the division was again successful with its strategy of drilling a large number of shallow gas wells in Western Canada, increasing its reserve base and production potential. Strategic property and small corporate acquisitions were also utilized to expand the shallow gas platform area in Southwest Saskatchewan and Southeast Alberta. Division production during 2001 averaged 139 MMcfe per day versus 146 MMcfe per day during 2000. A record 1,037wells were drilled during 2001, most of which were shallow gas. New wells coming on stream late in the year have increased December 2001 net average deliverability to 158 MMcfe per day. Further new wells will be coming on stream during the first quarter of 2002. Key producing areas were Sandhills, Blackfoot and Grande Prairie - Wapiti, as well as new shallow gas development projects in Southeast Alberta at Bindloss, Connorsville and Rattlesnake.

  Outside North America Operations

      EOG has producing operations offshore Trinidad and is evaluating exploration, exploitation and development opportunities in selected other international areas.

      Trinidad. In November 1992, EOG was awarded a 95% working interest concession in the South East Coast Consortium ("SECC") Block offshore Trinidad, encompassing three undeveloped fields previously held  by  three government-owned energy companies.  The  Kiskadee  and
Ibis fields have since been developed. The Oilbird field was successfully appraised by the drilling of two wells in the fourth quarter of 2001 and will be developed over the next few years with production scheduled for late 2003. The Oilbird 2 well encountered 380 feet of net pay and the Oilbird 3 well encountered 290 feet of net pay. Existing surplus processing and transportation capacity at the Pelican field facilities owned and operated by Trinidad and Tobago government-owned companies is being used to process and transport the production. Natural gas is being sold into the local market under a take-or-pay agreement with the National Gas Company of Trinidad and Tobago. In 2001, deliveries net to EOG averaged 115 MMcf per day of natural gas and 2.1 MBbl per day of crude oil and condensate.

      In 1996, EOG signed a production sharing contract with the Government of Trinidad and Tobago for the Modified U(a) Block where EOG holds a 100% working interest. EOG drilled its first commitment well, OA-1, on this block in 1998. This well encountered over 500 feet of net pay. In the first quarter of 2001, EOG drilled the OA-2 well which encountered 305 feet of net pay and increased gross proved reserves to a field total of 870 Bcfe. In September 2001, EOG set a platform and jacket in preparation for first production anticipated in the third quarter of 2002. This field will supply approximately 60 MMcf per day under a 15-year natural gas supply contract to a 1,850 metric ton per day anhydrous ammonia plant which is being constructed by Caribbean Nitrogen Company Limited, a Trinidadian company in which EOG has a 16% interest. The construction of the plant is anticipated to be completed by the third quarter of 2002.

      In March 2002, EOG and certain subsidiaries participated in the execution of certain closing documents relating to the investment of one of the subsidiaries in a Trinidadian company named Nitrogen (2000) Unlimited which plans to construct a 1,850 metric ton per day
anhydrous  ammonia  plant similar to the plant mentioned  above.   EOG
owns   an  approximate  31%  interest  in  the  company.   The   other
shareholders in this company are subsidiaries of Ferrostall AG, Halliburton and CL Financial Ltd. The total cost of the plant is estimated to be approximately $320 million of which approximately 72% will be non-recourse debt and 28% equity. EOG's equity investment in
the  company is anticipated to be approximately $28 million.   EOG  is
expected to supply approximately 60 MMcf per day under a 15-year natural gas contract to the plant. Assuming timely regulatory and related approvals and other conditions for loan disbursement, the construction of the plant is anticipated to be completed by the fourth quarter of 2004.

      In September 2001, EOG was the sole bidder for the Lower Reverse "L" Block in the Trinidad and Tobago licensing round. EOG is currently in negotiation with the Ministry of Energy for the award of the block which is located adjacent to the SECC Block.

       At December 31, 2001, EOG held approximately 52,600 net undeveloped acres in Trinidad.

      Other International. EOG continues to evaluate other selected conventional natural gas and crude oil opportunities outside North America primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.

Marketing

      Wellhead Marketing. EOG's North America wellhead natural gas production is currently being sold on the spot market and under long-term natural gas contracts at market-responsive prices. In many instances, the long-term contract prices closely approximate the prices received for natural gas being sold on the spot market. Wellhead natural gas volumes from Trinidad are sold at prices that are based on a fixed price schedule with annual escalations. Prior to the Share Exchange (as described in "Transactions with Enron Corp." on page 8) and under terms of the production sharing contracts, natural gas volumes in India were sold to a nominee of the Government of India at a price linked to a basket of world market fuel oil quotations with floor and ceiling limits.

    Substantially all of EOG's wellhead crude oil and condensate is sold under various terms and arrangements at market-responsive prices.

      During 2001, sales to a major utility company accounted for 14% of EOG's oil and gas revenues. No other individual purchaser accounted for 10% or more of EOG's oil and gas revenues for the same period. EOG does not believe that the loss of any single purchaser will have a material adverse effect on the financial condition or results of operations of EOG.

      Other Marketing. EOG Resources Marketing, Inc. ("EOGM"), a wholly owned subsidiary of EOG, is a marketing company engaging in various marketing activities. EOGM contracts to provide natural gas to various purchasers and then aggregates the necessary supplies for the sales with purchases from various sources, including third-party producers, marketing companies, pipelines or from EOG's own production and arranges for any necessary transportation to the points of delivery. In addition, EOGM has purchased and constructed several small gas gathering systems in order to facilitate its entry into the gas gathering business on a limited basis.

Wellhead Volumes and Prices, and Lease and Well Expenses

      The following table sets forth certain information regarding EOG's wellhead volumes of and average prices for natural gas per thousand cubic feet ("Mcf"), crude oil and condensate, and natural gas liquids per barrel ("Bbl"), and average lease and well expenses per thousand cubic feet equivalent ("Mcfe"-natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil, condensate or natural gas liquids) delivered during each of the three years in the period ended December 31, 2001.

                                                    Year Ended December 31,
-----------------------------------------------------------------------------
                                                     2001     2000    1999
-----------------------------------------------------------------------------
 Natural Gas Volumes (MMcf per day)
  United States                                       680     654      654
  Canada                                              126     129      115
  Trinidad                                            115     125      123
  India(1)                                             -       -        46
    Total                                             921     908      938
 Crude Oil and Condensate Volumes (MBbl per day)
  United States                                      22.0    22.8     14.4
  Canada                                              1.7     2.1      2.6
  Trinidad                                            2.1     2.6      2.4
  India(1)                                             -       -       4.1
    Total                                            25.8    27.5     23.5
 Natural Gas Liquids Volumes (MBbl per day)
  United States                                       3.5     4.0      2.6
  Canada                                              0.5     0.7      0.8
    Total                                             4.0     4.7      3.4
 Average Natural Gas Prices ($/Mcf)
  United States                                    $ 4.26  $ 3.96   $ 2.20
  Canada                                             3.78    3.33     1.88
  Trinidad                                           1.22    1.17     1.08
  India(1)                                            -       -       2.09
    Composite                                        3.81    3.49     2.01
 Average Crude Oil and Condensate Prices ($/Bbl)
  United States                                   $ 25.06  $29.68   $18.55
  Canada                                            22.70   27.76    16.77
  Trinidad                                          24.14   30.14    16.21
  India(1)                                            -       -      12.80
    Composite                                       24.83   29.57    17.12
 Average Natural Gas Liquids Prices ($/Bbl)
  United States                                   $ 17.17  $20.45   $13.41
  Canada                                            15.05   16.75     8.23
    Composite                                       16.89   19.87    12.24
 Lease and Well Expenses ($/Mcfe)
  United States                                   $   .45  $  .35   $  .33
  Canada                                              .62     .52      .46
  Trinidad                                            .15     .16      .13
  India(1)                                            -       -        .35
    Composite                                         .44     .35      .33
----------------------------------------------------------------------------
(1) See "Transactions with Enron Corp." regarding the Share Exchange Agreement on Page 8.

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

     Order No. 637 revises the FERC's current regulatory framework for purposes of improving the efficiency of the market and providing captive pipeline customers with the opportunity to reduce their cost of holding long-term pipeline capacity while continuing to protect against the exercise of market power. Order No. 637 revises FERC pricing policy by waiving price ceilings for short-term released capacity for a two-year period and permitting pipelines to file for peak/off-peak and term differentiated rate structures. Order No. 637 does not, however, require the allocation of all short-term capacity on the basis of competitive auctions--as had been proposed by the FERC. Order No. 637 adopts changes in regulations relating to scheduling procedures, capacity segmentation and pipeline penalties to improve the competitiveness and efficiency of the interstate pipeline grid. It also narrows pipeline customers' right of first refusal to remove economic biases in the current rule, while still protecting captive customers' ability to resubscribe to long-term capacity. Finally, it improves the FERC's reporting requirements to provide more transparent pricing information and permit more effective monitoring of the market. Appeals of Order No. 637 are pending court review. EOG cannot predict what the outcome of that review will be or what effect it will have on EOG's operations.

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

      Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect EOG's operations and costs as a result of their effect on natural gas and crude oil exploration, development and production operations and could cause EOG to incur remediation or other corrective action costs in connection with a release of regulated substances, including crude oil, into the environment. In addition, EOG has acquired certain oil and gas properties from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under EOG's control. Under environmental laws and regulations, EOG could be required to remove or remediate wastes disposed of or released by prior owners or operators. Compliance with such laws and regulations increases EOG's overall cost of business, but has not had a material adverse effect on EOG's operations or financial condition. It is not anticipated, based on current laws and regulations, that EOG will be required in the near future to expend amounts that are material in relation to its total exploration and development expenditure program in order to comply with each environmental law and regulation, but inasmuch as such laws and regulations are frequently changed, EOG is unable to predict the ultimate cost of compliance. EOG also could incur costs related to the clean up of sites to which it sent regulated substances for disposal and for damages to natural resources or other claims related to releases of regulated substances at such sites. In this regard, EOG has been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act and may be named as a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred by EOG in connection with the presently pending proceedings will, individually or in the aggregate, have a materially adverse effect on the financial condition or results of operations of EOG.

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

Transactions with Enron Corp.

     Enron Corp. Bankruptcy. In December 2001, Enron Corp. and certain of its affiliates, including Enron North America Corp., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. EOG recorded $19.2 million in charges associated with the Enron bankruptcies in the fourth quarter of 2001 related to certain contracts with Enron affiliates, including 2001 and 2002 natural gas and crude oil derivative contracts. EOG has other contractual relationships with Enron Corp. and certain of its affiliates. Based on EOG's review of these other matters, EOG believes that Enron Corp.'s Chapter 11 proceedings will not have a material adverse effect on EOG's financial position.

     Share Exchange. On August 16, 1999, EOG and Enron Corp. closed the Share Exchange Agreement in which EOG acquired 62,270,000 shares of EOG's common stock out of 82,270,000 shares owned by Enron Corp., and in return Enron Corp. received all of the stock of EOGI-India, Inc., a subsidiary of EOG ("Share Exchange"). EOGI-India, Inc. owned, through subsidiaries, all of EOG's assets and operations in India and China, and had received from EOG an indirect $600 million cash capital contribution, plus certain intercompany receivables, prior to the Share Exchange. EOG recognized a $575 million tax-free gain on the Share Exchange based on the fair value of the shares received, net of transaction fees of $14 million. On the closing of the Share Exchange, all of Enron Corp.'s officers and directors then serving as EOG directors resigned from EOG's board.

      Immediately prior to the closing of the Share Exchange, Enron Corp. owned 82,270,000 shares of EOG's common stock, representing approximately 53.5 percent of all of the shares of EOG's common stock that were issued and outstanding. As a result of the closing of the Share Exchange, the sale by Enron Corp. of 8,500,000 shares of EOG's common stock as a selling stockholder in a public offering in which EOG also sold 27,000,000 shares of its common stock, and the completion on August 17, 1999 and August 20, 1999 of the offering of Enron Corp. notes mandatorily exchangeable at maturity into a minimum of 9,746,250 up to a maximum of 11,500,000 shares of EOG's common stock, Enron Corp's maximum remaining interest in EOG after the automatic conversion of its notes on July 31, 2002, will be under two percent (assuming the notes are exchanged for less than the 11,500,000 shares of EOG's common stock). As a result of Enron Corp.'s bankruptcy filing and because the Enron Corp. notes were unsecured, EOG believes it is unlikely that they will be exchanged for the shares of EOG's common stock. The entire 11,500,000 shares of EOG's common stock are included in EOG's outstanding common share count. Two entities not affiliated with Enron Corp. have recently filed Schedule 13Gs with the Securities and Exchange Commission with respect to these shares.

Other Matters

      Energy Prices. Since EOG is primarily a natural gas company, it is more significantly impacted by changes in natural gas prices than in the prices for crude oil, condensate or natural gas liquids. Average North America wellhead natural gas prices have fluctuated, at times rather dramatically, during the last three years. These fluctuations resulted in a 11% increase in the average wellhead natural gas price for North America received by EOG from 1998 to 1999, an increase of 80% from 1999 to 2000, and an increase of 9% from 2000 to 2001. Wellhead natural gas volumes from Trinidad are sold at prices that are based on a fixed schedule with annual escalations. Substantially all of EOG's wellhead crude oil and condensate is sold under various terms and arrangements at market responsive prices. Crude oil and condensate prices also have fluctuated during the last three years. Due to the many uncertainties associated with the world political environment, the availabilities of other world wide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, EOG is unable to predict what changes may occur in natural gas, crude oil and condensate prices in the future.

     Risk Management. EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes derivative financial instruments, primarily price swaps and costless collars, and fixed price physical contracts as a means to manage this price risk.

      The following is a summary of EOG's price swap and physical contract positions at March 18, 2002:

     (a)  2002 Price Swap Positions

          o Natural Gas Price Swaps - Tabulated below is a summary of EOG's 2002 natural gas price swap positions with prices expressed in dollars per million British thermal units ($/MMBtu) and notional volumes in million British thermal units per day (MMBtud). EOG accounts for these swap contracts under mark-to-market accounting.

                                            Average Price     Volume
                       2002                  ($/MMBtu)       (MMBtud)
              ---------------------         -------------    --------
              January (closed)                 $ 3.21        140,000
              February (closed)                $ 3.13        190,000
              March (closed)                   $ 3.13        140,000
              April and May                    $ 2.74        390,000
              June                             $ 2.84        300,000
              July through December            $ 3.26        100,000

          o Crude Oil Price Swaps - Notional volumes of two thousand barrels of oil per day for the period March 2002 to December 2002 at an average price of $21.50 per barrel. EOG accounts for these swap contracts under mark-to-market accounting.

     (b)  2002 Natural Gas Physical Contracts

          EOG had 2002 natural gas physical contracts for 95,000 MMBtud at an average price of $3.03 per MMBtu for January and February 2002 in the U.S. In Canada, EOG has 2002 natural gas physical contracts for approximately 24,000 MMBtud at an average price of US$3.35 per MMBtu for the period of January through March 2002, approximately 34,000 MMBtud at an average price of US$3.19 per MMBtu for the period of April through June 2002, and approximately 24,000 MMBtud at an average price of US$3.35 per MMBtu for the period of July through December 2002.

     At December 31, 2001, based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2001 for which prices have not, in effect, been hedged using NYMEX-related commodity market transactions and long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf change in average wellhead natural gas prices is $15 million (or $0.13 per share) for net income and $23 million for current operating cash flow. EOG is not impacted as significantly by changing crude oil prices for those volumes not otherwise hedged. EOG's price sensitivity for each $1.00 per barrel change in average wellhead crude oil prices is $5 million (or $0.04 per share) for net income and $8 million for current operating cash flow.

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

      The credit, which is currently approximately $.52 per million British thermal unit of natural gas, is computed by reference to the price of crude oil, and is phased out as the price of crude oil exceeds $23.50 in 1980 dollars (adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1980 dollars (similarly adjusted). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $48 per barrel in current dollars. Significant benefits from the tax credit have accrued and continue to accrue to EOG since a portion (and in some cases a substantial portion) of EOG's natural gas production from new wells drilled after November 5, 1990, and before January 1, 1993, on EOG's leases in several of EOG's significant producing areas qualify for this tax credit. In 1999 and 2000, EOG entered into arrangements with a third party whereby certain Section 29 credits were sold by EOG to the third party, and payments for such credits will be received on an as-generated basis.

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

Current Executive Officers of the Registrant

      The current executive officers of EOG and their names and ages are as follows:

       Name                Age                Position
---------------------     -----  -------------------------------------

Mark  G.  Papa             55    Chairman of the  Board  and  Chief
                                  Executive Officer; Director

Edmund P. Segner, III      48    President and Chief of Staff; Director

Loren  M. Leiker           48    Executive Vice President, Exploration
                                  and Development

Gary  L.  Thomas           52    Executive  Vice  President,  North
                                  America Operations

Barry  Hunsaker,  Jr.      51    Senior Vice President  and  General
                                  Counsel

Timothy  K. Driggers       40    Vice President, Accounting and Land
                                  Administration

David R. Looney            45    Vice President, Finance

      Mark G. Papa was elected Chairman of the Board and Chief Executive Officer in August 1999, President and Chief Executive Officer and Director of EOG in September 1998, President and Chief Operating Officer in September 1997, President in December 1996 and was President-North America Operations from February 1994 to September 1998. Mr. Papa joined Belco Petroleum Corporation, a predecessor of EOG, in 1981.

      Edmund P. Segner, III became President and Chief of Staff and Director of EOG in August 1999. He became Vice Chairman and Chief of Staff of EOG in September 1997. Mr. Segner was a director of EOG from January 1997 to October 1997. Prior to joining EOG, Mr. Segner held various managerial positions with EOG's former majority shareholder, Enron Corp.

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

      Barry Hunsaker, Jr. has been Senior Vice President and General Counsel since he joined EOG in May 1996.

      Timothy K. Driggers was elected Vice President and Controller of EOG in October 1999 and was subsequently named Vice President, Accounting and Land Administration. He held a management position in Enron Corp.'s accounting department from October 1998 through September 1999. Mr. Driggers held management positions in the Financial Planning and Reporting Department of EOG from August 1995 through September 1998.

      David R. Looney was elected Vice President, Finance of EOG in August 1999. He joined EOG as Assistant Treasurer in February 1998. Prior to joining EOG, Mr. Looney spent over 17 years in the commercial banking industry, specializing in capital formation for companies involved in the energy industry.

      There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are appointed or elected annually by the Board of Directors at its first meeting prior to the Annual Meeting of Shareholders, each to hold office until the corresponding meeting of the Board in the next year or until a successor shall have been elected, appointed or shall have qualified.

ITEM 2.  Properties

Oil and Gas Exploration and Production Properties and Reserves

      Reserve Information. For estimates of EOG's net proved and proved developed reserves of natural gas and liquids, including crude oil, condensate and natural gas liquids, see "Supplemental Information to Consolidated Financial Statements" in the Form 8-K filed on February 28, 2002.

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

      Acreage.   The  following table summarizes EOG's  developed
and undeveloped acreage at December 31, 2001. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

                                           Developed                Undeveloped                  Total
                                     ----------------------   -------------------------   -----------------------
                                         Gross       Net         Gross          Net         Gross         Net
                                     ----------  ----------   -----------   -----------   ----------   ----------
United States
 Texas...........................      463,980     280,860       751,115      636,792     1,215,095      917,652
 Wyoming.........................      293,332     181,511       603,359      341,542       896,691      523,053
 Oklahoma........................      172,131     107,882       179,425      136,797       351,556      244,679
 Montana.........................      119,566         630       284,920      229,661       404,486      230,291
 New Mexico......................      144,064      80,605       246,688      143,060       390,752      223,665
 Offshore Gulf of Mexico.........      287,474      78,901       215,412      124,451       502,886      203,352
 Utah............................      217,447      76,572       201,634      119,326       419,081      195,898
 Pennsylvania....................       67,637      67,637        82,500       82,500       150,137      150,137
 California......................        2,736       1,626       110,287       99,902       113,023      101,528
 New York........................          -           -          87,981       77,547        87,981       77,547
 South Dakota....................          -           -          52,238       52,238        52,238       52,238
 Mississippi.....................        9,711       9,390        35,783       33,700        45,494       43,090
 Colorado........................       24,884       1,425       113,058       39,641       137,942       41,066
 Louisiana.......................       11,645       9,415        36,263       27,670        47,908       37,085
 Kansas..........................       13,533      11,991        28,292       24,836        41,825       36,827
 Ohio............................        9,761       7,330        22,190       22,169        31,951       29,499
 North Dakota....................        3,854       1,659        18,447       18,274        22,301       19,933
 Michigan........................          -           -          22,697       11,349        22,697       11,349
 West Virginia...................          240         -           7,411        7,329         7,651        7,329
 Arkansas........................        1,434         427         1,483          638         2,917        1,065
 Alabama.........................          -           -             212          193           212          193
                                     ---------  ----------     ---------    ---------     ---------    ---------
    Total United States..........    1,843,429     917,861     3,101,395    2,229,615     4,944,824    3,147,476
Canada
 Saskatchewan....................      352,425     327,488       137,018      133,858       489,443      461,346
 Alberta.........................      619,699     423,944       405,128      338,234     1,024,827      762,178
 Manitoba........................       11,874      10,492        56,924       56,604        68,798       67,096
 British Columbia................          656         164        14,334        7,221        14,990        7,385
 Northwest Territories...........          -           -         806,328      224,312       806,328      224,312
                                     ---------   ---------     ---------    ---------     ---------    ---------
   Total  Canada.................      984,654     762,088     1,419,732      760,229     2,404,386    1,522,317
Other International
 Trinidad........................       41,926      40,740        55,335       52,568        97,261       93,308
 France..........................          -           -         168,032      168,032       168,032      168,032
                                     ---------   ---------     ---------    ---------     ---------    ---------
   Total Other International.....       41,926      40,740       223,367      220,600       265,293      261,340
                                     ---------   ---------     ---------    ---------     ---------    ---------
   Total.........................    2,870,009   1,720,689     4,744,494    3,210,444     7,614,503    4,931,133
                                     =========   =========     =========    =========     =========    =========





      Producing Well Summary. The following table reflects EOG's ownership in gas and oil wells located in Texas, the Gulf of Mexico, Oklahoma, New Mexico, Utah, Pennsylvania, Wyoming, and various other states, Canada and Trinidad at December 31, 2001. Gross gas and oil wells include 546 with multiple completions.

                                                     Productive Wells
                                                    ------------------
                                                     Gross      Net
                                                    --------  --------

     Gas.......................................      10,525     7,771
     Oil.......................................       1,470     1,215
                                                    -------    ------
         Total.................................      11,995     8,986
                                                    =======    ======


      Drilling  and  Acquisition Activities.  During the  years  ended December  31,  2001,  2000,  and 1999
EOG spent  approximately  $1,163 million,  $710 million and $461 million, respectively, for exploratory and development drilling and acquisition  of  leases  and  producing properties.  EOG drilled, participated in the drilling of or  acquired wells as set out in the table below for the periods indicated:


                                                                      Year Ended December 31,
                                                 ------------------------------------------------------------
                                                        2001                 2000                1999
                                                 ------------------   ------------------   ------------------
                                                  Gross       Net      Gross       Net      Gross      Net
                                                 -------   --------   -------   --------   -------   --------
Development Wells Completed
 North America
  Gas.....................................        1,550    1,311.86       743     611.93      613     515.64
  Oil.....................................          124      107.06        93      83.46       53      52.02
  Dry.....................................           95       81.68        51      44.03       68      58.43
                                                 ------    --------    ------   --------    -----    -------
     Total................................        1,769    1,500.60       887     739.42      734     626.09
 Outside North America
  Gas.....................................            3        2.90       -          -          6       2.00
  Oil.....................................          -          -          -          -          6       1.90
  Dry.....................................          -           -         -          -         -        -
                                                 ------    --------    ------   --------    ------   -------
    Total.................................            3        2.90       -          -          12      3.90
                                                 ------    --------    ------   --------    ------   -------
 Total  Development.......................        1,772    1,503.50       887     739.42       746    629.99
                                                 ------    --------    ------   --------    ------   -------
Exploratory Wells Completed
 North America
  Gas.....................................           24       18.38        19      11.85        21     14.57
  Oil.....................................           10        7.10         4       4.00         2      2.00
  Dry.....................................           29       23.05        26      20.00        19     14.55
                                                 ------    --------    ------   --------    ------   -------
    Total.................................           63       48.53        49      35.85        42     31.12

 Outside North America
  Gas.....................................          -           -         -           -          1      0.30
  Oil.....................................          -           -         -           -        -         -
  Dry.....................................            1        0.25         1        1.00        1      1.00
                                                 ------    --------    ------    --------   ------   -------
    Total.................................            1        0.25         1        1.00        2      1.30
                                                 ------    --------    ------    --------   ------   -------
  Total Exploratory.......................           64       48.78        50       36.85       44     32.42
                                                 ------    --------    ------    --------   ------   -------
     Total................................        1,836    1,552.28       937      776.27      790    662.41
Wells in Progress at end of period........           71       59.04        46       40.19       25     21.34
                                                 ------    --------    ------    --------   ------   -------
     Total................................        1,907    1,611.32       983      816.46      815    683.75
                                                 ======    ========    ======    ========   ======   =======
Wells Acquired*
  Gas.....................................        1,089      981.53     1,315      985.37      576    380.01
  Oil.....................................           53       51.04       168      120.70      422    402.34
                                                 ------    --------    ------    --------   ------   -------
      Total...............................        1,142    1,032.57     1,483    1,106.07      998    782.35
                                                 ======    ========    ======    ========   ======   =======
-----------------------------

*Includes the acquisition of additional interests in certain wells in which EOG previously owned an interest.


      All  of  EOG's drilling activities are conducted on  a  contract basis  with  independent drilling contractors.  EOG  owns  no  drilling equipment.


ITEM 3.  Legal Proceedings

      The information required by this item is incorporated by reference from the Contingencies section in Note 7 of Notes to Consolidated Financial Statements included in the Form 8-K filed on February 28, 2002.


ITEM 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2001.


                               PART II

ITEM 5.  Market  for  the  Registrant's Common  Equity  and  Related
Shareholder Matters

      The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock of EOG, as reported on the New York Stock Exchange Composite Tape, and the amount of cash dividends declared per share.

                             Price Range
                        ---------------------          Cash
                         High           Low          Dividend
                        ------        -------        --------
2000
----
     First Quarter      $24.06         $13.69         $0.030
     Second Quarter      34.88          21.75          0.035
     Third Quarter       40.88          26.69          0.035
     Fourth Quarter      56.69          35.31          0.035

2001
----
     First Quarter      $55.50         $39.30         $0.035
     Second Quarter      49.86          34.91          0.040
     Third Quarter       36.99          25.80          0.040
     Fourth Quarter      39.66          27.65          0.040


     As of March 11, 2002, there were approximately 370 record holders of EOG's common stock, including individual participants in security position listings. There are an estimated 57,700 beneficial owners of EOG's common stock, including shares held in street name.

     EOG currently intends to continue to pay quarterly cash dividends on its outstanding shares of common stock. However, the determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other things, the financial condition, funds from operations, level of exploration, exploitation and development expenditure opportunities and future business prospects of EOG.

      On December 5, 2001, EOG's indirect, wholly owned subsidiary EOG Company of Canada issued $120,000,000 principal amount of 7.00% Senior Notes due 2011 which were fully and unconditionally guaranteed by EOG (the "Senior Notes") to Salomon Smith Barney Inc., Banc One Capital Markets, Inc., Deutsche Bank Alex. J.P. Morgan Securities Inc. and TD Securities (USA) Inc., as initial purchasers, for resale to "qualified institutional buyers" as defined in Rule 144A of the Securities Act of 1933, and outside the United States in accordance with Regulation S of the Securities Act of 1933. The aggregate offering price of the Senior Notes was $118,875,600 and the aggregate commission was $780,000.

ITEM 6.  Selected Financial Data

                                                                               Year Ended December 31,
                                                         -------------------------------------------------------------
(In Thousands, Except Per Share Amounts)                     2001        2000        1999        1998        1997
----------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
Net  operating  revenues..............................   $1,654,887   $1,489,895   $ 842,099   $ 808,252   $ 820,451
Operating expenses
  Lease and well......................................      175,446      140,915     132,233     137,932     133,014
  Exploration costs...................................       67,467       67,196      52,773      65,940      57,696
  Dry hole costs......................................       71,360       17,337      11,893      22,751      17,303
  Impairments.........................................       79,156       46,478     161,817(1)   32,904      34,542
  Depreciation, depletion and amortization............      392,399      359,265     329,668     314,278     270,850
  General and administrative..........................       79,963       66,932      82,857      69,010      54,415
  Taxes other than income.............................       95,333       94,909      52,670      51,776      59,856
  Charges associated with Enron bankruptcy............       19,211          -           -           -           -
                                                         -------------------------------------------------------------
  Total...............................................      980,335      793,032     823,911     694,591     627,676
                                                         -------------------------------------------------------------
Operating Income......................................      674,552      696,863      18,188     113,661     192,775
Other income (expense), net...........................        2,003       (2,300)    611,343(2)   (4,800)     (1,588)
Interest expense (net of interest capitalized)........       45,110       61,006      61,819      48,579      27,717
                                                         -------------------------------------------------------------
Income before income taxes............................      631,445      633,557     567,712      60,282     163,470
Income tax provision (benefit)(3).....................      232,829      236,626      (1,382)      4,111(4)   41,500(5)
                                                         -------------------------------------------------------------
Net income............................................      398,616      396,931     569,094      56,171     121,970
Preferred stock dividends.............................       10,994       11,028         535         -           -
                                                         -------------------------------------------------------------
Net income available to common........................   $  387,622   $  385,903   $ 568,559   $  56,171   $ 121,970
                                                         =============================================================
Net income per share available to common
  Basic...............................................   $     3.35   $     3.30   $    4.04   $    0.36   $    0.78
                                                         =============================================================
  Diluted.............................................   $     3.30   $     3.24   $    4.01   $    0.36   $    0.77
                                                         =============================================================
Average number of common shares
  Basic...............................................      115,765      116,934     140,648     154,002     157,092
                                                         =============================================================
  Diluted.............................................      117,488      119,102     141,627     154,573     157,663
                                                         =============================================================


                                                                                   At  December 31,
                                                        ---------------------------------------------------------------
(In Thousands)                                              2001        2000         1999         1998         1997
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Oil and gas properties - net..........................  $3,055,910   $2,525,007   $2,334,928   $2,676,363   $2,387,207
Total assets..........................................   3,414,044    3,001,253    2,610,793    3,018,095    2,723,355
Long-term debt
  Third Party.........................................     855,969      859,000      990,306      942,779      548,775
  Affiliate...........................................         -            -            -        200,000      192,500
Deferred revenue......................................         -            -            -          4,198       39,918
Shareholders' equity..................................   1,642,686    1,380,925    1,129,611    1,280,304    1,281,049

(1) Includes  $133  million non-cash charges  in  connection  with impairments and/or EOG's decision to dispose of projects  no  longer deemed central to its business.
(2) Includes a $575 million tax-free gain on the share exchange transactions (See "Transactions with
    Enron Corp." on Page 8).
(3) Includes benefits of approximately $8 million, $12 million and $12 million in 1999, 1998 and 1997, respectively, relating to tight gas sands federal income tax credits.
(4) Includes  a benefit of $2 million related to the final audit assessments of India taxes for certain prior years, a benefit of $3.8  million related to reduced deferred franchise taxes, and $3.5 million related to cumulative Venezuela deferred tax benefits.
(5) Includes  a  benefit of $15 million primarily associated with the refiling of certain Canadian tax returns and the sale of certain international assets and subsidiaries.



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Information required by this item is incorporated by reference from pages 4 through 12 of the Form 8-K filed on February 28, 2002.

Information Regarding Forward-Looking Statements

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, including, among others, statements regarding EOG's future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "strategy," "intend," "plan," "target" and "believe" or the negative of those terms or other variations of them or by comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning future operating results, the ability to increase reserves, or the ability to generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: the timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates; the extent and effect of any hedging activities engaged in by EOG; the extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may therefore be imprecise; political developments around the world, including terrorist activities and responses to such activities; and financial market conditions. In light of these risks, uncertainties and assumptions, the events anticipated by EOG's forward-looking statements might not occur. EOG undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM  7A. Quantitative and Qualitative Disclosures About Market Risk

      EOG's exposure to interest rate risk and commodity price risk is discussed respectively in the Financing and Outlook sections of the "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity," which is incorporated by reference from pages 6 through 10 of the Form 8-K filed on February 28, 2002. EOG's exposure to foreign currency exchange rate risks and other market risks is insignificant.

ITEM 8.  Financial Statements and Supplementary Data

   Information required by this item is incorporated by reference from portions of the Form 8-K filed on February 28, 2002 as indicated:

  Cross Reference to Applicable Sections
  of Form 8-K filed on February 28, 2002                             Page
  -----------------------------------------------------------------------
  Report of Independent Public Accountants........................    14
  Consolidated Financial Statements...............................    15
  Notes to Consolidated Financial Statements......................    19
  Supplemental Information to Consolidated Financial Statements...    36
  Unaudited Quarterly Financial Information.......................    44

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The required information has been previously reported in Item 4 of EOG's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2002.


                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant

      The information required by this Item regarding directors is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2001, under the caption entitled "Election of Directors."

      See  list  of "Current Executive Officers of the Registrant"  in
Part I located elsewhere herein.

ITEM 11.  Executive Compensation

      The information required by this Item is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2001, under the caption "Compensation of Directors and Executive Officers."

ITEM  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      The information required by this Item is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2001, under the captions "Election of Directors" and "Compensation of Directors and Executive Officers."

ITEM 13.  Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2001, under the caption "Certain Transactions."


                               PART IV

ITEM 14. Financial Statements and Financial Statement Schedule, Exhibits and Reports on Form 8-K

(a)(1) Financial Statements and Supplemental Data

   Cross Reference to Applicable Sections
   of Form 8-K filed on February 28, 2002                           Page
   ---------------------------------------------------------------------
   Consolidated Financial Statements...............................  15
   Notes to Consolidated Financial Statements......................  19
   Supplemental Information to Consolidated Financial Statements...  36
   Unaudited Quarterly Financial Information.......................  44




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To EOG Resources, Inc.:

          We have audited in accordance with auditing standards generally accepted in the United States the financial statements included in EOG Resources, Inc.'s Current Report on Form 8-K dated February 27, 2002, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 21, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule included in this item is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP


     Houston, Texas
     February 21, 2002

(a)(2) Financial Statement Schedule

       Schedule II

                          EOG RESOURCES, INC.

            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         For the Years Ended December 31, 2001, 2000 and 1999
                            (In Thousands)

-----------------------------------------------------------------------------------------------------
Column A                                        Column B      Column C       Column D      Column E
-----------------------------------------------------------------------------------------------------
                                                             Additions    Deductions for
                                               Balance at    Charged to     Purpose for   Balance at
                                              Beginning of   Costs and    Which Reserves    End of
Description                                       Year        Expenses     Were Created      Year
-----------------------------------------------------------------------------------------------------
2001
 Reserves deducted from assets
  to which they apply--
   Revaluation of Accounts Receivable.......    $ 1,558       $19,211        $   655       $20,114
                                                =======       =======        =======       =======
2000
 Reserves deducted from assets
  to which they apply--
   Revaluation of Accounts Receivable.......    $ 1,060       $   500        $     2       $ 1,558
                                                =======       =======        =======       =======
1999
 Reserves deducted from assets
  to which they apply--
   Revaluation of Accounts Receivable.......    $11,375       $ 1,972        $12,287       $ 1,060
                                                =======       =======        =======       =======

   Other financial statement schedules have been omitted because they are inapplicable or the information required therein is included elsewhere in the consolidated financial statements or notes thereto.


  (a)(3) Exhibits

     See pages 20 through 24 for a listing of the exhibits.

  (b)  Reports on Form 8-K

   Current Report on Form 8-K filed on October 3, 2001 to report a new 10 million share repurchase authorization of its common stock in Item 5 - Other Events; and to provide estimate for the third and fourth quarters and full year 2001 in Item 9 - Regulation FD Disclosure.

    Current Report on Form 8-K filed on December 14, 2001 to report an amendment to EOG's Rights Agreement dated as of February 14, 2000 between EOG and First Chicago Trust Company of New York in Item 5 - Other Events; to present as an exhibit the said amendment in Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits; and to provide estimate for the fourth quarter and full year 2001 in
Item 9 - Regulation FD Disclosure.

                               EXHIBITS

      Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to EOG's Form S-1 Registration Statement, Registration No. 33-30678, filed on August 24, 1989 ("Form S-1"), or as otherwise indicated.

Exhibit
Number                          Description
-------                        -------------

3.1(a)     --    Restated Certificate of Incorporation (Exhibit 3.1 to
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

3.1(h) -- Certificate of Designation, Preferences and Rights of Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series B, dated July 19, 2000 (Exhibit 3.1(h) to EOG's Registration Statement on Form S-3 Registration Statement No. 333-46858, filed September 28, 2000).

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

3.2 -- By-laws, dated August 23, 1989, as amended and restated effective as of May 8, 2001. (Exhibit 3.1 to EOG's Quarterly Report on Form 10-Q for the three months ended March 31, 2001).

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

Exhibit
Number                          Description
-------                        -------------

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

4.3        --    Form  of  Rights  Certificate  (Exhibit  3  to  EOG's
           Registration  Statement  on Form 8-A,  filed  February  18,
           2000).

4.4 -- Indenture dated as of September 1, 1991, between EOG and Chase Bank of Texas National Association (formerly, Texas Commerce Bank National Association) (Exhibit 4(a) to EOG's Registration Statement on Form S-3 Registration Statement No. 33-42640, filed September 6, 1991).

4.5 -- Indenture dated as of _________, 2000, between EOG and The Bank of New York (Exhibit 4.6 to EOG's Registration Statement on Form S-3 Registration Statement No. 333-46858, filed September 28, 2000).

4.6        --    Amendment,  dated as of December  13,  2001,  to  the
           Rights Agreement, dated as of February 14, 2000, between EOG and First Chicago Trust Company of New York, as rights agent (Exhibit 2 to Amendment No. 1 to EOG's Registration Statement on Form 8-A/A filed December 14, 2001).

4.7 -- Letter dated December 13, 2001, from First Chicago Trust Company of New York to EOG resigning as rights agent effective January 12, 2002 (Exhibit 3 to Amendment No. 2 to EOG's Registration Statement on Form 8-A/A filed February 7, 2002).

4.8        --    Amendment,  dated as of December  20,  2001,  to  the
           Rights Agreement, dated as of February 14, 2000, between EOG and First Chicago Trust Company of New York, as rights agent (Exhibit 4 to Amendment No. 2 to EOG's Registration Statement on Form 8-A/A filed February 7, 2002).

4.9 -- Letter dated December 20, 2001, from EOG Resources, Inc. to EquiServe Trust Company, N.A. appointing EquiServe Trust Company, N.A. as successor rights agent (Exhibit 5 to Amendment No. 2 to EOG's Registration Statement on Form 8-A/A filed February 7, 2002).

10.1(a)    --    Amended and Restated 1994 Stock Plan (Exhibit 4.3  to
           Form   S-8  Registration  Statement  No.  33-58103,   filed
           March 15, 1995).

10.1(b) -- Amendment to Amended and Restated 1994 Stock Plan, dated effective as of December 12, 1995 (Exhibit 4.3(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1995).

10.1(c) -- Amendment to Amended and Restated 1994 Stock Plan, dated effective as of December 10, 1996 (Exhibit 4.3(a) to Form S-8 Registration Statement No. 333-20841, filed January 31, 1997).

10.1(d) -- Third Amendment to Amended and Restated 1994 Stock Plan, dated effective as of December 9, 1997 (Exhibit 4.3(d) to EOG's Annual Report on Form 10-K for the year ended December 31, 1997).

10.1(e) -- Fourth Amendment to Amended and Restated 1994 Stock Plan, dated effective as of May 5, 1998 (Exhibit 4.3(e) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.1(f) -- Fifth Amendment to Amended and Restated 1994 Stock Plan, dated effective as of December 8, 1998 (Exhibit 4.3(f) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.1(g)   --    Sixth  Amendment to Amended and Restated  1994  Stock
           Plan, dated effective as of May 8, 2001.

Exhibit
Number                          Description
-------                        -------------

10.2(a)    --    Stock Restriction and Registration Agreement dated as
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

10.4(d) -- Consent Agreement between EOG, Enron Corp., Enron Finance Partners, LLC, Enron Intermediate Holdings, LLC, Enron Asset Holdings, LLC and Aeneas, LLC, dated November 28, 2000.

10.5(a)    --     1993   Nonemployee  Directors  Stock   Option   Plan
           (Exhibit 10.14 to EOG's Annual Report on Form 10-K for the year ended December 31, 1992).

10.5(b)    --    First  Amendment to 1993 Nonemployee Directors  Stock
           Option Plan (Exhibit 10.14(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1996).

*10.5(c)   --    Second Amendment to 1993 Nonemployee Directors  Stock
           Option Plan, dated effective as of May 8, 2001.

10.6 -- ISDA Master Agreement, dated as of November 1, 1993, between EOG and Enron Risk Management Services Corp., and Confirmation Nos. 1268.0, 1286.0, 1291.0, 1292.0, 1304.0,
           1305.0,  1321.0,  1335.0, 1338.0, 1370.0,  1471.0,  1485.0,
           1486.0,  1494.0,  1495.0, 1509.0, 1514.0, 1533.01,  1569.0,
           1986.0,  2217.0,  2227.0, 2278.0,  2299.0,  2372.0,  2647.0
           (Exhibit 10.18 to EOG's Annual Report on Form 10-K for the year ended December 31, 1993).

10.7(a) -- 1992 Stock Plan (As Amended and Restated Effective June 28, 1999) (Exhibit A to EOG's Proxy Statement, dated June 4, 1999, with respect to EOG's Annual Meeting of Shareholders).

*10.7(b)   --    First  Amendment to 1992 Stock Plan (As  Amended  and
           Restated Effective June 28, 1999), dated  effective  as  of
           May 8, 2001.

10.8 -- Equity Participation and Business Opportunity Agreement, dated December 9, 1997, between EOG and Enron Corp. (Exhibit 10 to Form S-3 Registration Statement No. 333-44785, filed January 23, 1998).

10.9(a)    --    1996 Deferral Plan (Exhibit 10.63(a) to EOG's  Annual
           Report on Form 10-K for the year ended December 31, 1997).

10.9(b)    --   First Amendment to 1996 Deferral Plan, dated effective
           as of December 9, 1997 (Exhibit 10.63(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1997).

10.9(c) -- Second Amendment to 1996 Deferral Plan, dated effective as of December 8, 1998 (Exhibit 10.63(c) to EOG's Annual Report on Form 10-K for the year ended December 31,
           1998).

Exhibit
Number                          Description
-------                        -------------

10.9(d)    --   1996  Deferral Plan, as amended and restated effective
           May 8, 2001 (Exhibit 4.4 to Form S-8 Registration Statement No. 333-84014, filed March 8, 2002).

10.10(a) -- Executive Employment Agreement between EOG and Mark G. Papa, effective as of November 1, 1997 (Exhibit 10.64 to EOG's Annual Report on Form 10-K for the year ended December 31, 1997).

10.10(b) -- First Amendment to Executive Employment Agreement between EOG and Mark G. Papa, effective as of February 1, 1999 (Exhibit 10.64(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.10(c) -- Second Amendment to Executive Agreement between EOG and Mark G. Papa, effective as of June 28, 1999 (Exhibit 10.64(c) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.10(d)  --Third Amendment to Executive Employment Agreement between
           EOG and Mark G. Papa, entered into on June 20, 2001, and made effective as of June 1, 2001.

*10.10(e)  --Change of Control Agreement between EOG and Mark G. Papa, effective as of June 20, 2001.

10.11(a) -- Executive Employment Agreement between EOG and Edmund P. Segner, III, effective as of September 1, 1998 (Exhibit 10.65(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.11(b) -- First Amendment to Executive Employment Agreement between EOG and Edmund P. Segner, III, effective as of February 1, 1999 (Exhibit 10.65(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.11(c) -- Second Amendment to Executive Employment Agreement between EOG and Edmund P. Segner, III, effective as of June 28, 1999 (Exhibit 10.65(c) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.11(d)  --    Third  Amendment  to Executive  Employment  Agreement
           between EOG and Edmund P. Segner, III, entered into on June 22, 2001, and made effective as of June 1, 2001.

*10.11(e)  --    Change of Control Agreement between EOG and Edmund P.
           Segner, III, effective as of June 22, 2001.

10.12(a) -- Executive Employment Agreement between EOG and Barry Hunsaker, Jr., effective as of September 1, 1998 (Exhibit 10.66(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

10.12(b) -- First Amendment to Executive Employment Agreement between EOG and Barry Hunsaker, Jr., effective as of December 21, 1998 (Exhibit 10.66(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

10.12(c) -- Second Amendment to Executive Employment Agreement between EOG and Barry Hunsaker, Jr., effective as of February 1, 1999 (Exhibit 10.66(c) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.12(d)  --    Third  Amendment  to Executive  Employment  Agreement
           between EOG and Barry Hunsaker, Jr., entered into on June 29, 2001, and made effective as of June 1, 2001.

*10.12(e)  --    Change  of  Control Agreement between EOG  and  Barry
           Hunsaker, Jr., effective as of June 29, 2001.

10.13(a) -- Executive Employment Agreement between EOG and Loren M Leiker, effective as of March 1, 1998 (Exhibit 10.67(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number                          Description
-------                        -------------

10.13(b) -- First Amendment to Executive Employment Agreement between EOG and Loren M. Leiker, effective as of February 1, 1999 (Exhibit 10.67(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.13(c)  --    Second  Amendment  to Executive Employment  Agreement
           between EOG and Loren M. Leiker, entered into on July 1, 2001, and made effective as of June 1, 2001.

*10.13(d)  --    Change of Control Agreement between EOG and Loren  M.
           Leiker, effective as of July 1, 2001.

10.14(a) -- Executive Employment Agreement between EOG and Gary L. Thomas, effective as of September 1, 1998 (Exhibit 10.68(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

10.14(b) -- First Amendment to Executive Employment Agreement between EOG and Gary L. Thomas, effective as of February 1, 1999 (Exhibit 10.68(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.14(c)  --    Second  Amendment  to Executive Employment  Agreement
           between EOG and Gary L. Thomas, entered into on July 1, 2001, and made effective as of June 1, 2001.

*10.14(d)  --    Change of Control Agreement between EOG and  Gary  L.
           Thomas, effective as of July 1, 2001.

*10.15     --    Change  of  Control Severance Plan, (as  Amended  and
           Restated Effective May 8, 2001).

10.16      --    Employee Stock Purchase Plan (Exhibit 4.4 to Form S-8
           Registration Statement No. 333-62256, filed June 4, 2001).

10.17      --    Savings  Plan  (Exhibit 4.4 to Form S-8  Registration
           Statement No. 333-63184, filed June 15, 2001.

10.18      --    Executive  Officer Annual Bonus Plan  (Exhibit  C  to
           EOG's Proxy Statement, dated March 30, 2001, with respect to EOG's Annual Meeting of Shareholders).

*12        --    Computation of Ratio of Earnings to Fixed Charges and
           Combined Fixed Charges and Preferred Dividends.

16.1       --    Letter  regarding  change  in  certifying  accountant
           (Exhibit 16.1 to EOG's Current Report on Form 8-K, filed March 1, 2002).

*21        --   List of subsidiaries.

*23.1      --   Consent of DeGolyer and MacNaughton.

23.2       --    Opinion of DeGolyer and MacNaughton dated January 25,
           2002 (Exhibit 23.2 to EOG's Current Report on Form 8-K, filed on February 28, 2002).

*23.3      --   Consent of Arthur Andersen LLP.

*24        --   Powers of Attorney.

*99        --    Current  Report on Form 8-K, filed  on  February  28,
           2002.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2002.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities with EOG Resources, Inc. indicated and on the 20th day of March, 2002.

           Signature                          Title
          -----------                       ---------

        /s/ MARK G. PAPA      Chairman and Chief Executive Officer and
   --------------------------   Director (Principal Executive Officer)
         (Mark G. Papa)


     /s/ TIMOTHY K. DRIGGERS         Vice President Accounting
   --------------------------         and Land Administration
     (Timothy  K.  Driggers)       (Principal Accounting Officer)


      /s/ DAVID R. LOONEY              Vice President Finance
   --------------------------      (Principal Financial Officer)
       (David R. Looney


      *EDMUND P. SEGNER, III    President and Chief of Staff and Director
   ---------------------------
     (Edmund P. Segner, III)


       *GEORGE A. ALCORN                  Director
   ---------------------------
       (George A. Alcorn)


      *EDWARD RANDALL, III                Director
   ---------------------------
     (Edward Randall, III)


       *DONALD F. TEXTOR                  Director
   ---------------------------
       (Donald F. Textor)


        *FRANK G. WISNER                  Director
   ---------------------------
       (Frank G. Wisner)


*By  /s/ PATRICIA L. EDWARDS
   ----------------------------
     (Patricia L. Edwards)
(Attorney-in-fact for persons indicated)

Exhibit
Number                          Description
-------                        -------------

3.1(a)     --    Restated Certificate of Incorporation (Exhibit 3.1 to
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

3.1(h) -- Certificate of Designation, Preferences and Rights of Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series B, dated July 19, 2000 (Exhibit 3.1(h) to EOG's Registration Statement on Form S-3 Registration Statement No. 333-46858, filed September 28, 2000).

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

3.2 -- By-laws, dated August 23, 1989, as amended and restated effective as of May 8, 2001. (Exhibit 3.1 to EOG's Quarterly Report on Form 10-Q for the three months ended March 31, 2001).

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
           2000).

Exhibit
Number                          Description
-------                        -------------

4.2        --    Rights  Agreement,  dated as of  February  14,  2000,
           between EOG and First Chicago Trust Company of New York, which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Exhibit 1 to EOG's Registration Statement on Form 8-A, filed February 18, 2000).

4.3        --    Form  of  Rights  Certificate  (Exhibit  3  to  EOG's
           Registration  Statement  on Form 8-A,  filed  February  18,
           2000).

4.4 -- Indenture dated as of September 1, 1991, between EOG and Chase Bank of Texas National Association (formerly, Texas Commerce Bank National Association) (Exhibit 4(a) to EOG's Registration Statement on Form S-3 Registration Statement No. 33-42640, filed September 6, 1991).

4.5 -- Indenture dated as of _________, 2000, between EOG and The Bank of New York (Exhibit 4.6 to EOG's Registration Statement on Form S-3 Registration Statement No. 333-46858, filed September 28, 2000).

4.6        --    Amendment,  dated as of December  13,  2001,  to  the
           Rights Agreement, dated as of February 14, 2000, between EOG and First Chicago Trust Company of New York, as rights agent (Exhibit 2 to Amendment No. 1 to EOG's Registration Statement on Form 8-A/A filed December 14, 2001).

4.7 -- Letter dated December 13, 2001, from First Chicago Trust Company of New York to EOG resigning as rights agent effective January 12, 2002 (Exhibit 3 to Amendment No. 2 to EOG's Registration Statement on Form 8-A/A filed February 7, 2002).

4.8        --    Amendment,  dated as of December  20,  2001,  to  the
           Rights Agreement, dated as of February 14, 2000, between EOG and First Chicago Trust Company of New York, as rights agent (Exhibit 4 to Amendment No. 2 to EOG's Registration Statement on Form 8-A/A filed February 7, 2002).

4.9 -- Letter dated December 20, 2001, from EOG Resources, Inc. to EquiServe Trust Company, N.A. appointing EquiServe Trust Company, N.A. as successor rights agent (Exhibit 5 to Amendment No. 2 to EOG's Registration Statement on Form 8-A/A filed February 7, 2002).

10.1(a)    --    Amended and Restated 1994 Stock Plan (Exhibit 4.3  to
           Form   S-8  Registration  Statement  No.  33-58103,   filed
           March 15, 1995).

10.1(b) -- Amendment to Amended and Restated 1994 Stock Plan, dated effective as of December 12, 1995 (Exhibit 4.3(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1995).

10.1(c) -- Amendment to Amended and Restated 1994 Stock Plan, dated effective as of December 10, 1996 (Exhibit 4.3(a) to Form S-8 Registration Statement No. 333-20841, filed January 31, 1997).

10.1(d) -- Third Amendment to Amended and Restated 1994 Stock Plan, dated effective as of December 9, 1997 (Exhibit 4.3(d) to EOG's Annual Report on Form 10-K for the year ended December 31, 1997).

10.1(e) -- Fourth Amendment to Amended and Restated 1994 Stock Plan, dated effective as of May 5, 1998 (Exhibit 4.3(e) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.1(f) -- Fifth Amendment to Amended and Restated 1994 Stock Plan, dated effective as of December 8, 1998 (Exhibit 4.3(f) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.1(g)   --    Sixth  Amendment to Amended and Restated  1994  Stock
           Plan, dated effective as of May 8, 2001.

Exhibit
Number                          Description
-------                        -------------

10.2(a)    --    Stock Restriction and Registration Agreement dated as
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

10.4(d) -- Consent Agreement between EOG, Enron Corp., Enron Finance Partners, LLC, Enron Intermediate Holdings, LLC, Enron Asset Holdings, LLC and Aeneas, LLC, dated November 28, 2000.

10.5(a)    --     1993   Nonemployee  Directors  Stock   Option   Plan
           (Exhibit 10.14 to EOG's Annual Report on Form 10-K for the year ended December 31, 1992).

10.5(b)    --    First  Amendment to 1993 Nonemployee Directors  Stock
           Option Plan (Exhibit 10.14(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1996).

*10.5(c)   --    Second Amendment to 1993 Nonemployee Directors  Stock
           Option Plan, dated effective as of May 8, 2001.

10.6 -- ISDA Master Agreement, dated as of November 1, 1993, between EOG and Enron Risk Management Services Corp., and Confirmation Nos. 1268.0, 1286.0, 1291.0, 1292.0, 1304.0,
           1305.0,  1321.0,  1335.0, 1338.0, 1370.0,  1471.0,  1485.0,
           1486.0,  1494.0,  1495.0, 1509.0, 1514.0, 1533.01,  1569.0,
           1986.0,  2217.0,  2227.0, 2278.0,  2299.0,  2372.0,  2647.0
           (Exhibit 10.18 to EOG's Annual Report on Form 10-K for the year ended December 31, 1993).

10.7(a) -- 1992 Stock Plan (As Amended and Restated Effective June 28, 1999) (Exhibit A to EOG's Proxy Statement, dated June 4, 1999, with respect to EOG's Annual Meeting of Shareholders).

*10.7(b)   --    First  Amendment to 1992 Stock Plan (As  Amended  and
           Restated  Effective June 28, 1999) dated  effective  as  of
           May 8, 2001.

10.8 -- Equity Participation and Business Opportunity Agreement, dated December 9, 1997, between EOG and Enron Corp. (Exhibit 10 to Form S-3 Registration Statement No. 333-44785, filed January 23, 1998).

10.9(a)    --    1996 Deferral Plan (Exhibit 10.63(a) to EOG's  Annual
           Report on Form 10-K for the year ended December 31, 1997).

10.9(b) -- First Amendment to 1996 Deferral Plan, dated effective as of December 9, 1997 (Exhibit 10.63(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1997).

10.9(c) -- Second Amendment to 1996 Deferral Plan, dated effective as of December 8, 1998 (Exhibit 10.63(c) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number                          Description
-------                        -------------

10.9(d)    --    1996 Deferral Plan, as amended and restated effective
           May   8,   2001  (Exhibit  4.4  to  Form  S-8  Registration
           Statement No. 333-84014, filed March 8, 2002).

10.10(a)   --     Executive  Employment  Agreement  between  EOG   and
           Mark G. Papa, effective as of November 1, 1997 (Exhibit 10.64 to EOG's Annual Report on Form 10-K for the year ended December 31, 1997).

10.10(b) -- First Amendment to Executive Employment Agreement between EOG and Mark G. Papa, effective as of February 1, 1999 (Exhibit 10.64(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.10(c) -- Second Amendment to Executive Agreement between EOG and Mark G. Papa, effective as of June 28, 1999 (Exhibit 10.64(c) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.10(d)  --Third   Amendment   to  Executive  Employment   Agreement
           between EOG and Mark G. Papa, entered into on June 20, 2001, and made effective as of June 1, 2001.

*10.10(e)  --Change  of  Control Agreement between  EOG  and  Mark  G.
           Papa, effective as of June 20, 2001.

10.11(a) -- Executive Employment Agreement between EOG and Edmund P. Segner, III, effective as of September 1, 1998 (Exhibit 10.65(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.11(b) -- First Amendment to Executive Employment Agreement between EOG and Edmund P. Segner, III, effective as of February 1, 1999 (Exhibit 10.65(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.11(c) -- Second Amendment to Executive Employment Agreement between EOG and Edmund P. Segner, III, effective as of June 28, 1999 (Exhibit 10.65(c) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.11(d)  --    Third  Amendment  to Executive  Employment  Agreement
           between EOG and Edmund P. Segner, III, entered into on June 22, 2001, and made effective as of June 1, 2001.

*10.11(e)  --    Change of Control Agreement between EOG and Edmund P.
           Segner, III, effective as of June 22, 2001.

10.12(a) -- Executive Employment Agreement between EOG and Barry Hunsaker, Jr., effective as of September 1, 1998 (Exhibit 10.66(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

10.12(b) -- First Amendment to Executive Employment Agreement between EOG and Barry Hunsaker, Jr., effective as of December 21, 1998 (Exhibit 10.66(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

10.12(c) -- Second Amendment to Executive Employment Agreement between EOG and Barry Hunsaker, Jr., effective as of February 1, 1999 (Exhibit 10.66(c) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.12(d)  --    Third  Amendment  to Executive  Employment  Agreement
           between EOG and Barry Hunsaker, Jr., entered into on June 29, 2001, and made effective as of June 1, 2001.

*10.12(e)  --    Change  of  Control Agreement between EOG  and  Barry
           Hunsaker, Jr., effective as of June 29, 2001.

10.13(a)   --    Executive Employment Agreement between EOG and  Loren
           M. Leiker, effective as of March 1, 1998 (Exhibit 10.67(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number                          Description
-------                        -------------

10.13(b) -- First Amendment to Executive Employment Agreement between EOG and Loren M. Leiker, effective as of February 1, 1999 (Exhibit 10.67(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.13(c)  --    Second  Amendment  to Executive Employment  Agreement
           between EOG and Loren M. Leiker, entered into on July 1, 2001, and made effective as of June 1, 2001.

*10.13(d)  --    Change of Control Agreement between EOG and Loren  M.
           Leiker, effective as of July 1, 2001.

10.14(a) -- Executive Employment Agreement between EOG and Gary L. Thomas, effective as of September 1, 1998 (Exhibit 10.68(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

10.14(b) -- First Amendment to Executive Employment Agreement between EOG and Gary L. Thomas, effective as of February 1, 1999 (Exhibit 10.68(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

*10.14(c)  --    Second  Amendment  to Executive Employment  Agreement
           between EOG and Gary L. Thomas, entered into on July 1, 2001, and made effective as of June 1, 2001.

*10.14(d)  --    Change of Control Agreement between EOG and  Gary  L.
           Thomas, effective as of July 1, 2001.

*10.15     --    Change  of  Control Severance Plan, (as  Amended  and
           Restated Effective May 8, 2001).

10.16      --    Employee Stock Purchase Plan (Exhibit 4.4 to Form S-8
           Registration Statement No. 333-62256, filed June 4, 2001).

10.17      --    Savings  Plan  (Exhibit 4.4 to Form S-8  Registration
           Statement No. 333-63184, filed June 15, 2001.

10.18      --    Executive  Officer Annual Bonus Plan  (Exhibit  C  to
           EOG's Proxy Statement, dated March 30, 2001, with respect to EOG's Annual Meeting of Shareholders).

*12        --    Computation of Ratio of Earnings to Fixed Charges and
           Combined Fixed Charges and Preferred Dividends.

16.1       --    Letter  regarding  change  in  certifying  accountant
           (Exhibit 16.1 to EOG's Current Report on Form 8-K, filed March 1, 2002).

*21        --    List of subsidiaries.

*23.1      --    Consent of DeGolyer and MacNaughton.

 23.2      --    Opinion of DeGolyer and MacNaughton dated January 25,
           2002 (Exhibit 23.2 to EOG's Current Report on Form 8-K, filed on February 28, 2002).

*23.3      --    Consent of Arthur Andersen LLP.

*24        --    Powers of Attorney.

*99        --    Current Report on Form 8-K, filed on February 28, 2002.