Form 10-Q
period 2002-03-31
EOG RESOURCES INC
filed 2002-05-07
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                     ------------------------------
                               Form 10-Q
                     ------------------------------



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002

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
Yes [x] No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 22, 2002.

        Title of each class                     Number of shares
    ----------------------------                ----------------
    Common Stock, $.01 par value                   116,041,352

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                        Page No.

  ITEM 1. Financial Statements

  Consolidated Statements of Income - Three Months Ended March 31,
    2002 and 2001......................................................   3

  Consolidated Balance Sheets - March 31, 2002 and December 31, 2001...   4

  Consolidated Statements of Cash Flows - Three Months Ended March 31,
    2002 and 2001......................................................   5

  Notes to Consolidated Financial Statements...........................   6


  ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................   9


PART II. OTHER INFORMATION

  ITEM  1. Legal Proceedings...........................................  13

  ITEM  6. Exhibits and Reports on Form 8-K............................  13

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS
                               EOG RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
------------------------------------------------------------------------------------------------
                                                                           2002          2001
------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
Natural Gas                                                              $176,584      $521,477
Crude Oil, Condensate and Natural Gas Liquids                              46,775        75,194
Losses on Mark-to-market Commodity Derivative Contracts                   (34,295)         (565)
Gains (Losses) on Sales of Reserves and Related Assets and Other, Net      (2,561)        1,147
                                                                         --------      --------
TOTAL                                                                     186,503       597,253

OPERATING EXPENSES
Lease and Well                                                             40,591        42,574
Exploration Costs                                                          12,936        20,265
Dry Hole Costs                                                             10,406        15,684
Impairments                                                                12,063        15,764
Depreciation, Depletion and Amortization                                   94,460        93,961
General and Administrative                                                 20,713        17,949
Taxes Other Than Income                                                    16,040        37,032
                                                                         --------      --------
TOTAL                                                                     207,209       243,229
                                                                         --------      --------
OPERATING INCOME (LOSS)                                                   (20,706)      354,024

OTHER EXPENSE, NET                                                         (3,103)         (639)
                                                                         --------      --------
INCOME (LOSS) BEFORE INTEREST EXPENSE AND INCOME TAXES                    (23,809)      353,385
INTEREST EXPENSE, NET                                                      12,051        13,289
                                                                         --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                                         (35,860)      340,096
INCOME TAX PROVISION (BENEFIT)                                            (11,619)      124,849
                                                                         --------      --------
NET INCOME (LOSS)                                                         (24,241)      215,247
PREFERRED STOCK DIVIDENDS                                                   2,758         2,721
                                                                         --------      --------
NET INCOME (LOSS) AVAILABLE TO COMMON                                    $(26,999)     $212,526
                                                                         ========      ========
NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON
  Basic                                                                  $  (0.23)     $   1.83
                                                                         ========      ========
  Diluted                                                                $  (0.23)     $   1.79
                                                                         ========      ========
AVERAGE NUMBER OF COMMON SHARES
  Basic                                                                   115,485       116,384
                                                                         ========      ========
  Diluted                                                                 115,485       118,952
                                                                         ========      ========



    The accompanying notes are an integral part of these consolidated financial statements.

                                  EOG RESOURCES, INC.
                              CONSOLIDATED BALANCE SHEETS
                           (In Thousands, Except Share Data)



                                                                     March 31,   December 31,
                                                                       2002         2001
                                                                  -------------  ------------
                                                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                         $     5,403    $     2,512
Accounts Receivable, net                                              185,518        194,624
Inventories                                                            18,302         18,871
Assets from Price Risk Management Activities                              -           19,161
Other                                                                  56,995         37,253
                                                                  -----------    -----------
TOTAL                                                                 266,218        272,421

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)                  6,223,989       6,065,603
   Less:  Accumulated Depreciation, Depletion and Amortization     (3,098,899)     (3,009,693)
                                                                  -----------     -----------
     Net Oil and Gas Properties                                     3,125,090       3,055,910
OTHER ASSETS                                                           88,215          85,713
                                                                  -----------     -----------
TOTAL ASSETS                                                      $ 3,479,523     $ 3,414,044
                                                                  ===========     ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                  $   166,958     $   219,561
Accrued Taxes Payable                                                  28,983          40,219
Dividends Payable                                                       5,058           5,045
Liabilities from Price Risk Management Activities                      25,933             -
Other                                                                  34,708          46,022
                                                                  -----------     -----------
TOTAL                                                                 261,640         310,847

LONG-TERM DEBT                                                        975,662         855,969
OTHER LIABILITIES                                                      53,760          53,522
DEFERRED INCOME TAXES                                                 563,347         551,020

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
 Series B, 100,000 Shares Issued, Cumulative,
  $100,000,000 Liquidation Preference                                  98,175          98,116
 Series D, 500 Shares Issued, Cumulative,
  $50,000,000 Liquidation Preference                                   49,511          49,466
Common Stock, $.01 Par, 320,000,000 Shares Authorized and
  124,730,000 Shares Issued                                           201,247         201,247
Unearned Compensation                                                 (18,456)        (14,953)
Accumulated Other Comprehensive Income                                (54,086)        (55,118)
Retained Earnings                                                   1,636,121       1,668,708
Common Stock Held in Treasury, 8,749,239 shares at
 March 31, 2002 and 9,278,382 shares at December 31, 2001            (287,398)       (304,780)
                                                                  -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                                          1,625,114       1,642,686
                                                                  -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 3,479,523     $ 3,414,044
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

                                      EOG RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)
                                        (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                        2002        2001
                                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income (Loss)                                                     $ (24,241)  $ 215,247
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                               94,460      93,961
  Impairments                                                            12,063      15,764
  Deferred Income Taxes                                                  (9,844)     34,452
  Other, Net                                                              4,025       5,393
Exploration Costs                                                        12,936      20,265
Dry Hole Costs                                                           10,406      15,684
Mark-to-market Commodity Derivative Contracts
  Total Losses                                                           34,295         565
  Realized Gains (Losses)                                                11,014        (243)
Losses on Sales of Reserves and Related Assets and Other, Net                60         316
Tax Benefits from Stock Options Exercised                                 1,538       5,246
Other, Net                                                                  156      (3,233)
Changes in Components of Working Capital and Other Liabilities
  Accounts Receivable                                                     9,105      55,940
  Inventories                                                               569      (3,684)
  Accounts Payable                                                      (52,818)     (5,335)
  Accrued Taxes Payable                                                 (12,032)     49,533
  Other Liabilities                                                       1,330       2,135
  Other, Net                                                            (13,916)    (14,966)
Changes in Components of Working Capital Associated with Investing
  and Financing Activities                                               42,338      (7,833)
                                                                      ---------   ---------
NET OPERATING CASH INFLOWS                                              121,444     479,207
INVESTING CASH FLOWS
Additions to Oil and Gas Properties                                    (172,444)   (169,443)
Exploration Costs                                                       (12,936)    (20,265)
Dry Hole Costs                                                          (10,406)    (15,684)
Proceeds from Sale of Reserves and Related Assets                         1,772       1,419
Changes in Components of Working Capital Associated with Investing
  Activities                                                            (42,226)      7,813
Other, Net                                                               (4,667)     (5,873)
                                                                      ---------   ---------
NET INVESTING CASH OUTFLOWS                                            (240,907)   (202,033)
FINANCING CASH FLOWS
Long-Term Debt                                                          119,693    (214,129)
Dividends Paid                                                           (7,282)     (6,701)
Treasury Stock Purchased                                                    -       (55,590)
Proceeds from Sales of Treasury Stock                                     9,960       9,987
Other, Net                                                                  (17)        (44)
                                                                      ---------   ---------
NET FINANCING CASH INFLOWS (OUTFLOWS)                                   122,354    (266,477)
                                                                      ---------   ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                     2,891      10,697
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,512      20,152
                                                                      ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   5,403   $  30,849
                                                                      =========   =========


         The accompanying notes are an integral part of these consolidated financial statements.

                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The  consolidated financial statements of EOG Resources,  Inc.
  and subsidiaries ("EOG") included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim
  periods.   Certain  information and  notes  normally  included  in
  financial   statements  prepared  in  accordance  with  accounting
  principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2001 ("EOG's 2001 Annual Report").

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

  As more fully discussed in Note 12 to the consolidated financial statements included in EOG's 2001 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and costless collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil market prices. During the first quarter of 2002 and 2001, EOG elected not to designate any of its price risk management activities as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143 - "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. This statement will impact how EOG accounts for its abandonment liability related to its oil and gas wells. EOG is currently evaluating the effect of adopting SFAS No. 143 on its financial statements and has not yet determined the timing of adoption.

2. The following table sets forth the computation of basic and diluted earnings per share from net income (loss) available to common (in thousands, except per share amounts). For the first quarter of 2002, the same number of shares is used in the calculation of both basic and diluted earnings per share as a result of the net loss available to common.

                                                            Quarter Ended
                                                              March 31,
 -----------------------------------------------------------------------------
                                                           2002       2001
 -----------------------------------------------------------------------------
  Numerator for basic and diluted earnings per share -
    Net income (loss) available to common               $ (26,999)   $212,526
                                                        =========    ========
  Denominator for basic earnings per share -
    Weighted average shares                               115,485     116,384
  Potential dilutive common shares -
    Stock options                                             -         2,342
    Restricted stock and units                                -           226
                                                        ---------    --------
  Denominator for diluted earnings per share -
    Adjusted weighted average shares                      115,485     118,952
                                                        =========    ========
  Net income (loss) per share of common stock
    Basic                                               $   (0.23)   $   1.83
                                                        =========    ========
    Diluted                                             $   (0.23)   $   1.79
                                                        =========    ========

                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. The following table presents the components of EOG's comprehensive income:

                                                             Three Months Ended
                                                                  March 31,
 --------------------------------------------------------------------------------
                                                               2002       2001
 --------------------------------------------------------------------------------
                                                               (In Thousands)
  Net Income (Loss)                                         $ (24,241)  $215,247
  Other Comprehensive Income
    Unrealized Gain on Available-for-sale Security,
      Net of tax                                                  -          334
    Reclassification of Nontemporary Decline in Fair Value
      of Available-for-sale Security to Earnings                  926        -
    Foreign Currency Translation Adjustment                       106    (16,955)
                                                            ---------   --------
  Comprehensive Income (Loss)                               $ (23,209)  $198,626
                                                            =========   ========
 ---------------------------------------------------------------------------------


4. Selected financial information about operating segments is reported below for the three-month periods ended March 31, 2002 and 2001:

                                                            Three Months Ended
                                                                 March 31,
  --------------------------------------------------------------------------------
                                                              2002      2001
  --------------------------------------------------------------------------------
                                                              (In Thousands)
  NET OPERATING REVENUES
    United States                                          $140,869    $503,989
    Canada                                                   30,347      74,530
    Trinidad                                                 15,277      18,708
    Other                                                        10          26
                                                           --------    --------
    TOTAL                                                  $186,503    $597,253
                                                           ========    ========
  OPERATING INCOME (LOSS)
    United States                                          $(30,779)   $300,847
    Canada                                                    1,216      52,905
    Trinidad                                                  8,877       5,985
    Other                                                       (20)     (5,713)
                                                           --------    --------
    TOTAL                                                   (20,706)    354,024

  RECONCILING ITEMS
    Other Expense, Net                                       (3,103)       (639)
    Interest Expense, Net                                    12,051      13,289
                                                           --------    --------
  INCOME (LOSS) BEFORE INCOME TAXES                        $(35,860)   $340,096
                                                           ========    ========
  ---------------------------------------------------------------------------------

5. EOG  and  numerous other companies in the natural gas industry are named as defendants in various lawsuits alleging violations of the Civil False Claims Act. These lawsuits have been consolidated for pre-trial proceedings in the United States District Court for the District of Wyoming. The plaintiffs contend that defendants have underpaid royalties on natural gas and natural gas liquids produced on federal and Indian lands through the use of below-market prices,
  improper   deductions,   improper   measurement   techniques   and
  transactions with affiliated companies. Plaintiffs allege that the royalties paid by defendants were lower than the royalties required to be paid under federal regulations and that the forms filed by defendants with the Minerals Management Service reporting these royalty payments were false, thereby violating the Civil False Claims Act. The United States has intervened in certain of the cases as to some of the defendants, but has not intervened as to EOG. Based on EOG's present understanding of these cases, EOG believes that it has substantial defenses to these claims and intends to vigorously assert these defenses. However, if EOG is found to have violated the Civil False Claims Act, EOG could be subject to a variety of sanctions, including treble damages and substantial monetary fines.

             ITEM 1.  FINANCIAL STATEMENTS   (Concluded)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  There  are  various other suits and claims against EOG  that  have arisen in the ordinary course of business. However, management does not believe these suits and claims will individually or in the aggregate have a material adverse effect on the financial condition or results of operations of EOG. EOG has been named as a potentially responsible party in certain Comprehensive Environmental Response, Compensation, and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually or in the aggregate have a materially adverse effect on the financial condition or results of operations of EOG.

6. Subsequent to the first quarter of 2002, EOG Company of Canada ("EOG Canada") completed a sale via a private placement on April 2, 2002 of $100 million of 7.00% Senior Notes due 2011. The notes constitute a further issuance of EOG Canada's 7.00% Senior Notes due 2011 first issued on December 5, 2001 and form a single series with
  those  notes.   Proceeds of the offering, before  the  payment  of
  expenses, were approximately $100.5 million, including accrued interest.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          EOG RESOURCES, INC.


  The following review of operations for the three-month periods ended March 31, 2002 and 2001 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. and subsidiaries ("EOG") and Notes thereto.

Results of Operations
---------------------
Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

   EOG generated first quarter net loss available to common of $27 million compared to net income available to common of $213 million for the first quarter of 2001. Net operating revenues were $187 million compared to $597 million for the first quarter of 2001. Following is an explanation of the variances causing this increase.

Wellhead volume and price statistics are summarized below:
------------------------------------------------------------------------
                                                        2002      2001
------------------------------------------------------------------------
Natural Gas Volumes (MMcf per day)(1)
  United States                                          635        704
  Canada                                                 145        117
                                                     -------    -------
    North America                                        780        821
  Trinidad                                               108        120
                                                     -------    -------
    TOTAL                                                888        941
                                                     =======    =======
Average Natural Gas Prices ($/Mcf)(2)
  United States                                      $  2.25    $  6.97
  Canada                                                2.29       6.60
    North America Composite                             2.26       6.91
  Trinidad                                              1.27       1.22
    COMPOSITE                                           2.14       6.19
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                         20.0       23.0
  Canada                                                 1.8        1.7
                                                     -------    -------
    North America                                       21.8       24.7
  Trinidad                                               1.9        2.2
                                                     -------    -------
    TOTAL                                               23.7       26.9
                                                     =======    =======
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                      $ 20.07    $ 28.09
  Canada                                               19.10      25.25
    North America Composite                            19.99      27.89
  Trinidad                                             17.68      28.84
    COMPOSITE                                          19.80      27.97
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                          3.9        3.0
  Canada                                                 0.7        0.5
                                                     -------    -------
    TOTAL                                                4.6        3.5
                                                     =======    =======
Average Natural Gas Liquids Prices ($/Bbl) (2)
  United States                                      $ 11.30    $ 23.95
  Canada                                                8.48      23.46
    COMPOSITE                                          10.84      23.88
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                          778        860
  Canada                                                 161        131
                                                     -------    -------
    North America                                        939        991
  Trinidad                                               119        132
                                                     -------    -------
    TOTAL                                              1,058      1,123
                                                     =======    =======

Total Bcfe(3)Deliveries                                   95        101
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

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.



   Wellhead revenues decreased 64% to $218 million in the first quarter of 2002 compared to $599 million in the first quarter of 2001, primarily due to lower average wellhead prices in North America for natural gas, crude oil and condensate, and natural gas liquids.

   Average wellhead natural gas prices were down by 65%, decreasing net operating revenues by $324 million. Average wellhead crude oil and condensate prices were approximately 29% lower, decreasing net operating revenues by $17 million. First quarter 2002, wellhead natural gas deliveries were approximately 6% lower than the comparable period in 2001, decreasing net operating revenues by $30 million. The decrease in volumes was primarily due to decreased production in the Midland, Offshore and Oklahoma City and International divisions, partially offset by increased production in the Canada division. Wellhead crude oil and condensate deliveries were approximately 12% lower than the prior year period, decreasing net operating revenues by $8 million. The decrease was primarily due to decreased crude oil production in the Midland, Corpus Christi, Offshore and Tyler divisions. Net operating revenues from the sale of natural gas liquids decreased by $3 million primarily due to a decrease in prices of 55%, partially offset by an increase in deliveries of 31% compared to a year ago.

   During the first quarter of 2002, EOG recognized a loss from outstanding mark-to-market commodity price swaps of $34.3 million compared to a loss of $0.6 million for the prior year period. During the same period, net cash inflows from mark-to-market commodity price swaps was $11.0 million compared to net cash outflows of $0.2 million for the comparable period in 2001.

  Operating expenses of $207 million for the first quarter of 2002 were approximately $36 million lower than the first quarter of 2001. Taxes other than income of $16 million were $21 million lower due to decreased wellhead revenues in North America compared to a year ago. Depreciation, depletion and amortization ("DD&A") remained essentially flat compared to a year ago. Lease and well expenses were $2 million lower than the comparable period in 2001. Exploration costs of $13 million decreased $7 million primarily due to decreased North America and international exploratory drilling activities. Dry Hole expenses of $10 million decreased $5 million compared to a year ago. Impairments, which includes writedowns of unproved leases and losses from reduction of carrying values of certain long-lived assets as a result of future cash flow analysis, decreased $4 million compared to the comparable period in 2001. General and Administrative ("G&A") expenses of $21 million increased $3 million compared to a year ago as a result of expanding operations.

   The per unit operating costs of EOG for lease and well, DD&A, G&A expenses, interest expense, and taxes other than income averaged $1.94 per Mcfe during the first quarter of 2002 compared to $2.03 per Mcfe during the first quarter of 2001. The decrease was primarily due to a lower per unit rate of taxes other than income partially offset by higher per unit rates of DD&A, lease and well, and G&A expenses.

   Income tax benefit for the first quarter of 2002 was $12 million compared to an income tax provision of $125 million for the comparable period of 2001, primarily due to lower operating revenues.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


Capital Resources and Liquidity
-------------------------------
   EOG's primary sources of cash during the three months ended March 31, 2002 included funds generated from operations, proceeds from sales of reserves and related assets, proceeds from new borrowings and proceeds from sales of treasury stock. Primary cash outflows included funds used in operations, exploration and development expenditures, and dividends.

   Net operating cash flows of $121 million for the first three months of 2002 decreased approximately $358 million as compared to the first three months of 2001 primarily reflecting lower operating revenues, partially offset by lower cash operating expenses.

   Net investing cash outflows of approximately $241 million for the first three months of 2002 increased by $39 million versus the comparable prior year period due primarily to increased payments in working capital related to investing activities. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Total exploration and development expenditures for the first three months of 2002 and 2001 are as follows (in millions):

  --------------------------------------------------------------
                                                 2002    2001
  --------------------------------------------------------------
  United States                                 $130     $173
  Canada                                          46       12
                                                ----     ----
    North America                                176      185
  Trinidad                                        20       14
  Other                                          -          6
                                                ----     ----
  Subtotal                                       196      205
  Deferred Income Taxes                            3      -
                                                ----     ----
  TOTAL                                         $199     $205
                                                ====     ====

   Total exploration and development expenditures of $199 million for the first three months of 2002 were $6 million lower than the prior
year  period  due  primarily  to  decreased  U.S.  development   and
exploratory  activities  partially  offset  by  increased   Canadian
development and exploration activities.

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

   Cash provided by financing activities was $122 million for the first three months of 2002 compared to cash used of $266 million for the comparable prior year period. Financing activities for 2002 included cash dividend payments of $7 million, proceeds from new borrowings of $119 million and proceeds from sales of treasury stock of $10 million.

   Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of EOG for the foreseeable future.

   At March 31, 2002, EOG had net outstanding swap contracts covering notional volumes of approximately 550 thousand barrels of crude oil and condensate for the period April 2002 to December 2002 at an average price of $21.50 per barrel. EOG elected not to designate these crude oil swap contracts as a hedge of its crude oil production, and accordingly, is accounting for these swap contracts under mark-to-market accounting. At March 31, 2002, the fair value of these oil price swap contracts was negative $2.6 million.

             PART I.  FINANCIAL INFORMATION - (Concluded)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                         EOG RESOURCES, INC.


   At March 31, 2002, EOG also had outstanding swap contracts covering notional volumes of approximately 51.2 trillion British thermal units of natural gas for the period of April 2002 to December 2002 at an average price of $2.94 per million British thermal unit. EOG is accounting for these swap contracts under mark-to-market accounting. At March 31, 2002, the fair value of these natural gas price swap contracts was negative $23.3 million.

   EOG currently anticipates a net cash outflow from its outstanding natural gas and crude oil price swap contracts for the second quarter of 2002.

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

       See Part 1, Item 1, Note 5 to Consolidated Financial Statements, which is incorporated herein by reference.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred
         Dividends

     (b) Reports on Form 8-K

         During the first quarter of 2002, EOG filed the following Current Reports on Form 8-K:

         - On January 16, 2002, to report outstanding open natural gas price swap positions and natural gas physical contracts for 2002, along with EOG's exposure to Enron Corp. in Item 9 - Regulation FD Disclosure.

         - On January 29, 2002, to provide estimate for the first quarter and full year 2002 In Item 9 - Regulation FD Disclosure.

         - On February 20, 2002, to report outstanding open natural gas and crude oil price swap positions and natural gas physical contracts for 2002 in Item 5 - Other Events.

         - On February 28, 2002, to present management's discussion and analysis of financial condition and results of operations for 2001, financial statements for 2001, and related exhibits in
           Item 7 - Financial Statements and Exhibits.

         - On March 1, 2002, to report a change of EOG's independent accountants in Item 4 - Changes in Registrant's Certifying Accountant and Item 7 - Exhibits.

         - On March 19, 2002, to report outstanding open natural gas and crude oil price swap positions and natural gas physical contracts for 2002 in Item 5 - Other Events.

                             SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         EOG RESOURCES, INC.
                         (Registrant)



Date:  May 7, 2002       By     /s/ T. K. DRIGGERS
                           -----------------------------
                                 T. K. Driggers
                            Vice President, Accounting
                              and Land Administration
                           (Principal Accounting Officer)


                                              Exhibit 12

                                          EOG RESOURCES, INC.
                 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed
                                    Charges and Preferred Dividends
                                            (In Thousands)
                                              (Unaudited)



                                                                      Year Ended December 31,
                                   Three Months Ended -------------------------------------------------
                                     March 31, 2002     2001      2000      1999      1998      1997
-------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR
FIXED CHARGES:
Net Income (Loss)                         $(24,241)   $398,616  $396,931  $569,094  $ 56,171  $121,970
Less:  Capitalized Interest Expense         (2,502)     (8,646)   (6,708)  (10,594)  (12,711)  (13,706)
Add:  Fixed Charges                         16,046      60,468    72,833    77,837    66,982    47,108
Income Tax Provision (Benefit)             (11,619)    232,829   236,626    (1,382)    4,111    41,500
                                          --------    --------  --------  --------  --------  --------
EARNINGS AVAILABLE                        $(22,316)   $683,267  $699,682  $634,955  $114,553  $196,872
                                          ========    ========  ========  ========  ========  ========

FIXED CHARGES:
Interest Expense                          $ 12,051    $ 45,110  $ 61,006  $ 61,819  $ 48,463  $ 27,369
Capitalized Interest                         2,502       8,646     6,708    10,594    12,711    13,706
Rental Expense Representative of
  Interest Factor                            1,493       6,712     5,119     5,424     5,808     6,033
                                          --------    --------  --------  --------  --------  --------
TOTAL FIXED CHARGES                         16,046      60,468    72,833    77,837    66,982    47,108
Preferred Dividends on a Pre-tax Basis       4,080      17,416    17,602       660       -         -
                                          --------    --------  --------  --------  --------  --------
TOTAL FIXED CHARGES AND
  PREFERRED DIVIDENDS                     $ 20,126    $ 77,884  $ 90,435  $ 78,497  $ 66,982  $ 47,108
                                          ========    ========  ========  ========  ========  ========

RATIO OF EARNINGS TO FIXED CHARGES            *          11.30      9.61      8.16      1.71      4.18

RATIO OF EARNINGS TO FIXED CHARGES AND
PREFERRED DIVIDENDS                           **          8.77      7.74      8.09      1.71      4.18


*   Earnings were inadequate to cover fixed charges by $38.4 million for first quarter of 2002.
**  Earnings were inadequate to cover combined fixed charges and preferred dividends by $42.4 million for the first quarter of 2002.
