Form 10-Q
period 2002-06-20
EOG RESOURCES INC
filed 2002-08-13
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


                               Form 10-Q




x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 2002


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
Yes x  No  .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 2002.


Title of each class                          Number of shares

 Common Stock, $.01 par value                   116,168,001


<PAGE 2>

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



PART I. FINANCIAL  INFORMATION                                    Page No.

       ITEM 1.  Financial Statements

       Consolidated Statements of Income - Three Months Ended
        June  30, 2002 and 2001 And Six Months Ended June 30,
        2002 and 2001                                                  3

       Consolidated Balance Sheets - June 30, 2002 and
        December 31, 2001                                              4

       Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 2002 and 2001                                   5

       Notes to Consolidated Financial Statements                      6


       ITEM 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                            10


  PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings                                      16


       ITEM 4. Submission of Matters to a Vote of Security Holders    16


       ITEM 5. Other Information                                      16


       ITEM 6. Exhibits and Reports on Form 8-K                       16


<PAGE 3>

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                            EOG RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                                                Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                  2002       2001       2002         2001
NET OPERATING REVENUES
Natural Gas                                     $231,272   $357,536   $407,856   $  879,013
Crude Oil, Condensate and Natural Gas Liquids     56,635     73,143    103,410      148,337
Gains (Losses) on Mark-to-market Commodity
 Derivative Contracts                                693     36,849    (33,602)      36,283
Gains (Losses) on Sales of Reserves and
 Related Assets and Other, Net                     1,903     (1,480)      (658)        (332)
TOTAL                                            290,503    466,048    477,006    1,063,301

OPERATING EXPENSES
Lease and Well                                    43,638     43,248     84,229       85,822
Exploration Costs                                 15,754     17,746     28,690       38,011
Dry Hole Costs                                    12,836     12,971     23,242       28,655
Impairments                                       10,683     16,267     22,746       32,031
Depreciation, Depletion and Amortization          97,956     97,470    192,416      191,431
General and Administrative                        21,988     18,735     42,701       36,684
Taxes Other Than Income                           18,008     25,372     34,048       62,404
TOTAL                                            220,863    231,809    428,072      475,038

OPERATING INCOME                                  69,640    234,239     48,934      588,263

OTHER INCOME (EXPENSE), NET                           97      1,250     (3,006)         611

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES   69,737    235,489     45,928      588,874
INTEREST EXPENSE, NET                             14,182     10,624     26,233       23,913

INCOME BEFORE INCOME TAXES                        55,555    224,865     19,695      564,961
INCOME TAX PROVISION                              17,447     88,662      5,828      213,511

NET INCOME                                        38,108    136,203     13,867      351,450
PREFERRED STOCK DIVIDENDS                          2,758      2,757      5,516        5,478
NET  INCOME  AVAILABLE  TO COMMON               $ 35,350   $133,446   $  8,351   $  345,972

NET INCOME PER SHARE OF COMMON STOCK
   Basic                                        $   0.31   $   1.15   $   0.07   $     2.98
   Diluted                                      $   0.30   $   1.13   $   0.07   $     2.92

AVERAGE NUMBER OF COMMON SHARES
  Basic                                          115,737    115,870    115,553      116,127
  Diluted                                        117,689    118,047    117,397      118,551



The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 4>

               PART I.  FINANCIAL INFORMATION - (Continued)

                ITEM 1.  FINANCIAL STATEMENTS - (Continued)


                            EOG RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)




                                                              June 30,      December 31,
                                                                2002            2001
                                                            (Unaudited)
                            ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                   $    9,206      $    2,512
Accounts Receivable, net                                       204,342         194,624
Inventories                                                     17,058          18,871
Assets from Price Risk Management Activities                         -          19,161
Other                                                           45,382          37,253
TOTAL                                                          275,988         272,421

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)           6,438,142       6,065,603
  Less:  Accumulated Depreciation, Depletion
   and Amortization                                         (3,210,854)     (3,009,693)
   Net Oil and Gas Properties                                3,227,288       3,055,910
OTHER ASSETS                                                    86,322          85,713
TOTAL ASSETS                                                $3,589,598      $3,414,044


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                            $  167,921      $  219,561
Accrued Taxes Payable                                           31,703          40,219
Dividends Payable                                                5,058           5,045
Liabilities from Price Risk Management Activities                5,413               -
Other                                                           23,639          46,022
TOTAL                                                          233,734         310,847

LONG-TERM DEBT                                               1,035,843         855,969
OTHER LIABILITIES                                               52,018          53,522
DEFERRED INCOME TAXES                                          582,348         551,020

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
  Series B, 100,000 Shares Issued, Cumulative,
   $100,000,000 Liquidation Preference                          98,234          98,116
  Series D, 500 Shares Issued, Cumulative,
   $50,000,000 Liquidation Preference                           49,556          49,466
Common Stock, $.01 Par, 320,000,000 Shares Authorized
 and 124,730,000 Shares Issued                                 201,247         201,247
Unearned Compensation                                          (17,140)        (14,953)
Accumulated Other Comprehensive Income                         (30,673)        (55,118)
Retained Earnings                                            1,665,936       1,668,708
Common Stock Held in Treasury, 8,569,954 shares at
  June 30, 2002 and 9,278,382 shares at December 31, 2001     (281,505)       (304,780)
TOTAL SHAREHOLDERS' EQUITY                                   1,685,655       1,642,686

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $3,589,598      $3,414,044


The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 5>


              PART I.  FINANCIAL INFORMATION - (Continued)

               ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                           EOG RESOURCES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating
 Cash Inflows:
Net  Income                                              $  13,867   $ 351,450
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                 192,416     191,431
  Impairments                                               22,746      32,031
  Deferred Income Taxes                                      3,724      87,807
  Other, Net                                                 6,386       7,128
Exploration Costs                                           28,690      38,011
Dry Hole Costs                                              23,242      28,655
Mark-to-market Commodity Derivative Contracts
   Total (Gains) Losses                                     33,602     (36,283)
  Realized Gains (Losses)                                   (8,828)        478
Losses on Sales of Reserves and Related Assets
 and Other, Net                                                  4       1,128
 Tax Benefits from Stock Options Exercised                   2,403       8,039
Other, Net                                                   1,010      (1,232)
Changes in Components of Working Capital and
 Other Liabilities
   Accounts Receivable                                      (9,722)    100,205
   Inventories                                               1,813      (3,801)
   Accounts Payable                                        (50,786)    (24,530)
   Accrued Taxes Payable                                    (3,591)     55,579
   Other Liabilities                                        (1,455)      4,144
   Other, Net                                              (25,927)    (10,651)
   Changes in Components of Working Capital
    Associated with Investing and Financing Activities      44,497      (8,797)
NET OPERATING CASH INFLOWS                                 274,091     820,792

INVESTING CASH FLOWS
Additions to Oil and Gas Properties                       (351,761)   (419,926)
Exploration Costs                                          (28,690)    (38,011)
Dry  Hole Costs                                            (23,242)    (28,655)
Proceeds from Sales of Reserves and Related Assets           4,620       5,317
Changes in Components of Working Capital Associated
 with Investing Activities                                 (45,050)      6,860
Other, Net                                                     212      (4,912)
NET  INVESTING CASH OUTFLOWS                              (443,911)   (479,327)

FINANCING CASH FLOWS
Long-Term Debt Borrowings (Repayments)                     179,874    (218,178)
Dividends Paid                                             (14,577)    (14,006)
Treasury Stock Purchased                                         -     (80,125)
Proceeds from Sales of Treasury Stock                       13,073      16,055
Other, Net                                                  (1,856)      2,931
NET FINANCING CASH INFLOWS (OUTFLOWS)                      176,514    (293,323)
INCREASE IN CASH AND CASH EQUIVALENTS                        6,694      48,142
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             2,512      20,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   9,206   $  68,294


The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 6>

              PART I.  FINANCIAL INFORMATION   (Continued)

               ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


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

     As more fully discussed in Note 12 to the consolidated financial statements included in EOG's 2001 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and costless collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil prices. During the first half of 2002 and 2001, EOG elected not to designate any of its price risk management activities as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143 - "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. This statement will impact how EOG accounts for its abandonment liabilities related to its oil and gas properties. EOG is currently evaluating the effect of adopting SFAS No. 143 on its financial statements and will adopt the statement on January 1, 2003.


<PAGE 7>
              PART I.  FINANCIAL INFORMATION   (Continued)

               ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


2. The following table sets forth the computation of basic and diluted earnings from net income available to common (in thousands, except per share amounts):

                                                 Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                   2002       2001        2002       2001

  Numerator for basic and diluted earnings
   per share -
    Net income available to common               $ 35,350   $133,446    $  8,351   $345,972
  Denominator for basic earnings per share -
    Weighted average shares                       115,737    115,870     115,553    116,127
  Potential dilutive common shares -
    Stock options                                   1,719      1,996       1,609      2,175
    Restricted stock and units                        233        181         235        249
  Denominator for diluted earnings per share -
    Adjusted weighted average shares              117,689    118,047     117,397    118,551
  Net income per share of common stock
    Basic                                        $   0.31   $   1.15    $   0.07   $   2.98
    Diluted                                      $   0.30   $   1.13    $   0.07   $   2.92


3. The following table presents the components of EOG's comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 (in thousands):

                                                 Three Months Ended     Six Months Ended
                                                       June 30,               June 30,
                                                   2002       2001        2002       2001

  Net Income                                      $38,108   $136,203     $13,867   $351,450
  Other Comprehensive Income
    Unrealized Loss on Available-for-sale
     Security, net of tax                               -       (879)          -       (545)
    Reclassification of Nontemporary
     Decline in Fair Value of Available-for-sale
     Security to Earnings                               -          -         926          -
    Foreign Currency Translation Adjustments       23,413     12,097      23,519     (4,858)
  Comprehensive Income                            $61,521   $147,421     $38,312   $346,047


<PAGE 8>
              PART I.  FINANCIAL INFORMATION   (Continued)

               ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


4. Selected financial information about operating segments is reported below for the three-month and six-month periods ended June 30, 2002 and 2001 (in thousands):

                                       Three Months Ended       Six Months Ended
                                             June 30,               June 30,
                                         2002       2001        2002        2001

  NET OPERATING REVENUES
    United States                      $227,942   $398,211    $368,811   $  902,200
    Canada                               45,373     51,179      75,720      125,709
    Trinidad                             17,175     16,634      32,452       35,342
    Other                                    13         24          23           50
    TOTAL                              $290,503   $466,048    $477,006   $1,063,301

  OPERATING INCOME (LOSS)
    United States                      $ 52,562   $190,817    $ 21,783   $  491,664
    Canada                                8,812     33,217      10,028       86,122
    Trinidad                             10,613     10,504      19,490       16,489
    Other                                (2,347)      (299)     (2,367)      (6,012)
    TOTAL                                69,640    234,239      48,934      588,263

  RECONCILING ITEMS
    Other Income (Expense), Net              97      1,250      (3,006)         611
    Interest Expense, Net                14,182     10,624      26,233       23,913
  INCOME BEFORE INCOME TAXES           $ 55,555   $224,865    $ 19,695   $  564,961



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

6. From time to time, EOG repurchases shares of its common stock for purposes of reducing the number of shares of common stock outstanding and limiting the dilution resulting from common shares issued or anticipated to be issued under EOG's employee stock and stock option plans. For the first half of 2002, EOG did not repurchase any shares of its common stock. For the first half of 2001, EOG repurchased 1.8 million shares of its common stock. To supplement its share repurchase program, EOG entered into a series of equity derivative transactions in the second quarter of 2001. During the second quarter of 2001, EOG sold put options obligating EOG to purchase up to 0.6 million shares of its common stock, with such options expiring in December 2001 at an average price of $33.42. These transactions were accounted for as equity transactions with premiums received recorded to Additional Paid In Capital in the Consolidated Balance Sheets. These options expired unexercised in December 2001.


<PAGE 9>
              PART I.  FINANCIAL INFORMATION   (Continued)

               ITEM 1.  FINANCIAL STATEMENTS   (Concluded)
                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


7. EOG Company of Canada ("EOG Canada") completed a sale via a private placement on April 2, 2002 of $100 million of 7.00% Senior Notes due 2011. The notes constitute a further issuance of EOG Canada's 7.00% Senior Notes due 2011, first issued on December 5, 2001, and form a single series with those notes. Proceeds of the offering before the payment of expenses were approximately $100.5 million, including accrued interest.

8. In July 2002, the $300 million credit facility that was scheduled to expire was renewed at the same commitment level for a period of one year, which is the same period as the last renewal of this facility. This facility commits the banks to advance funds for a period up to and including July 23, 2003, with any outstanding balances under this facility maturing July 23, 2004. EOG has never drawn any funds under this facility.

9. As discussed in more detail in Item 1 of EOG's Form 10-K for the fiscal year ended December 31, 1999, under the heading "Relationship Between the Company and Enron Corp.", following the closing on August 16, 1999, of the Share Exchange between EOG and Enron Corp. ("Enron"), Enron issued to investors promissory notes that are mandatorily exchangeable at maturity into a maximum of 11.5 million shares of EOG common stock, which constituted all of Enron's remaining shares in EOG on the date the notes were issued. According to the prospectus for the notes, the notes are unsecured general corporate obligations of Enron. The maturity date for the notes was July 31, 2002. In light of Enron's bankruptcy, EOG believes it is unlikely that the notes will be exchanged for EOG common stock.

     According to filings with the Securities and Exchange Commission, the
  11.5 million shares of EOG common stock formerly held by Enron are currently held by an affiliate of Enron. By an order entered on June 21, 2002, the bankruptcy judge in the Enron bankruptcy case authorized the sale of the 11.5 million shares of EOG common stock in a manner specified in the judge's order, with the proceeds to be placed into escrow. The timing of the sale is to be determined by a committee of interested parties that does not include EOG. The entire 11.5 million shares have been included in EOG's outstanding common shares.


<PAGE 10>
              PART I.  FINANCIAL INFORMATION   (Continued)

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOG RESOURCES, INC.


  The following review of operations for the three-month periods ended June 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. and subsidiaries ("EOG") and Notes thereto.

Results of Operations
Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

  EOG generated second quarter net income available to common of $35 million compared to $133 million for the second quarter of 2001. Net operating revenues were $291 million compared to $466 million for the second quarter of 2001. Following is an explanation of the variances causing this decrease.

Wellhead volume and price statistics are summarized below:

                                                         2002      2001

Natural Gas Volumes (MMcf per day)(1)
  United States                                           628       703
  Canada                                                  159       123
    North America                                         787       826
  Trinidad                                                111       105
    TOTAL                                                 898       931
Average Natural Gas Prices ($/Mcf)(2)
  United States                                         $3.05     $4.61
  Canada                                                 2.76      4.14
    North America Composite                              2.99      4.54
  Trinidad                                               1.27      1.22
    COMPOSITE                                            2.77      4.16
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                          19.2      23.5
  Canada                                                  2.0       1.7
    North America                                        21.2      25.2
  Trinidad                                                1.9       1.9
    TOTAL                                                23.1      27.1
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                        $24.86    $26.82
  Canada                                                23.93     24.99
    North America Composite                             24.77     26.69
  Trinidad                                              24.46     28.73
    COMPOSITE                                           24.74     26.84
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                           2.9       3.8
  Canada                                                  0.7       0.5
    TOTAL                                                 3.6       4.3
Average Natural Gas Liquids Prices ($/Bbl) (2)
  United States                                        $14.86    $17.60
  Canada                                                10.53     17.71
    COMPOSITE                                           13.95     17.61
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                           760       867
  Canada                                                  175       136
    North America                                         935     1,003
  Trinidad                                                124       117
    TOTAL                                               1,059     1,120

Total Bcfe(3)Deliveries                                    96       102

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Dollars per thousand cubic feet or per barrel, as applicable.
(3) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.


<PAGE 11>
             PART I.  FINANCIAL INFORMATION   (Continued)

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.

  Wellhead revenues decreased 33% to $283 million in the second quarter of 2002 compared to $426 million in the second quarter of 2001, primarily due to lower North America average wellhead natural gas prices and lower United States wellhead natural gas deliveries.

  Average wellhead natural gas prices were down by 33%, decreasing net operating revenues by $114 million. Average wellhead crude oil and condensate prices were 8% lower than the comparable period in 2001, decreasing net operating revenues by $4 million. Second quarter 2002 wellhead natural gas deliveries were approximately 4% lower than the comparable period in 2001, decreasing net operating revenues by $12 million. The decrease in volumes was primarily due to decreased natural gas production in the Midland, Offshore, Tyler and Oklahoma City divisions, partially offset by increased production in the Corpus Christi, Pittsburgh, International and Canada divisions. Wellhead crude oil and condensate deliveries were 15% lower than the prior year period, decreasing net operating revenues by $10 million. The decrease was primarily due to decreased crude oil production in the Midland, Offshore, Tyler and Oklahoma City divisions. Natural gas liquids revenues were $2 million lower than a year ago primarily due to a decrease in prices and deliveries of 21% and 16%, respectively.

  During the second quarter of 2002, EOG recognized a gain from outstanding mark-to-market commodity price swaps of $0.7 million compared to a gain of $36.8 million for the prior year period. During the same period, net cash outflows from mark-to-market commodity price swaps were $19.8 million compared to net cash inflows of $0.7 million for the comparable period in 2001.

  Operating expenses of $221 million for the second quarter of 2002 were approximately $11 million lower than the second quarter of 2001. Taxes other than income of $18 million were $7 million lower for the second quarter of 2002 compared to the same period a year ago due to decreased wellhead revenues in North America. Impairments decreased $6 million to $11 million in the second quarter of 2002 compared to a year ago due primarily to decreased amortization of unproved leases and decreased impairments of certain long-lived assets as a result of future cash flow analysis. General and administrative ("G&A") expenses were $3 million higher compared to a year ago due primarily to the settlement of litigation. Exploration costs of $16 million decreased $2 million from the prior year period primarily due to decreased United States exploratory drilling activities. Depreciation, depletion and amortization ("DD&A"), dry hole costs and lease and well expenses remained essentially flat compared to the same period a year ago.

  The per unit operating costs of EOG for lease and well, DD&A, G&A, interest expense, and taxes other than income averaged $2.03 per Mcfe during the second quarter of 2002 compared to $1.92 per Mcfe during the second quarter of 2001. The increase was primarily due to a higher per unit rate of DD&A, lease and well, G&A and interest expense partially offset by a lower per unit rate for taxes other than income.

  During the second quarter of 2002, the increase in interest expense of $4 million compared to the same period a year ago reflects a higher level of debt outstanding, partially offset by a decrease in interest rates.

  Income tax provision for the second quarter of 2002 was $17 million compared to $89 million for the comparable period of 2001, primarily due to a lower pre-tax income and a lower effective tax rate.


<PAGE 12>
             PART I.  FINANCIAL INFORMATION   (Continued)

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                          EOG RESOURCES, INC.

Results of Operations
Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001
  In the first half of 2002, EOG generated net income available to common of $8 million compared to $346 million for the first half of 2001. Net operating revenues for the first half of 2002 were $477 million compared to $1,063 million for the first half of 2001. Wellhead volume and price statistics are summarized below:

                                                         2002     2001

Natural Gas Volumes (MMcf per day)
  United States                                           631       704
  Canada                                                  152       120
    North America                                         783       824
  Trinidad                                                110       112
    TOTAL                                                 893       936
Average Natural Gas Prices ($/Mcf)
  United States                                         $2.65     $5.78
  Canada                                                 2.54      5.33
    North America Composite                              2.63      5.72
  Trinidad                                               1.27      1.22
    COMPOSITE                                            2.46      5.18
Crude Oil/Condensate Volumes (MBbl per day)
  United States                                          19.6      23.2
  Canada                                                  1.9       1.8
    North America                                        21.5      25.0
  Trinidad                                                1.9       2.0
    TOTAL                                                23.4      27.0
Average Crude Oil/Condensate Prices ($/Bbl)
  United States                                        $22.42    $27.44
  Canada                                                21.66     25.12
    North America Composite                             22.36     27.28
  Trinidad                                              21.11     28.79
    COMPOSITE                                           22.26     27.40
Natural Gas Liquids Volumes (MBbl per day)
  United States                                           3.4       3.4
  Canada                                                  0.7       0.5
    TOTAL                                                 4.1       3.9
Average Natural Gas Liquids Prices ($/Bbl)
  United States                                        $12.83    $20.41
  Canada                                                 9.51     20.39
    COMPOSITE                                           12.21     20.41
Natural Gas Equivalent Volumes (MMcfe per day)
  United States                                           769       864
  Canada                                                  168       133
    North America                                         937       997
  Trinidad                                                121       124
    TOTAL                                               1,058     1,121

Total Bcfe Deliveries                                     192       203


<PAGE 13>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.

  Wellhead revenues decreased approximately 51% to $501 million in the first half of 2002 compared to $1,025 million in the first half of 2001.

  Average wellhead natural gas prices for the first half of 2002 were approximately 53% lower than the comparable period of 2001 decreasing net operating revenues by approximately $439 million. Average wellhead crude oil and condensate prices were down by 19% decreasing net operating revenues by $22 million. First half 2002 wellhead natural gas deliveries were 5% lower than the comparable period in 2001, decreasing net operating revenues by $40 million. The decrease in volumes was primarily due to decreased natural gas production in the Midland, Offshore, Tyler and Oklahoma City divisions, partially offset by increased production from the Pittsburgh and Canada divisions. Wellhead crude oil and condensate deliveries were 13% lower than the prior year period, decreasing net operating revenues by $18 million. The decrease was primarily due to decreased crude oil and condensate production in the Midland, Oklahoma City, Offshore and Tyler divisions, partially offset by increased crude oil production in the Denver division. Natural gas liquids revenues were $5 million lower than a year ago primarily due to a decrease in prices of 40%, partially offset by an increase in deliveries of 5%.

  During the first six months of 2002, EOG recognized a loss from outstanding mark-to-market commodity price swaps of $33.6 million compared to a gain of $36.3 million for the prior year period. During the same period, net cash outflows from mark-to-market commodity price swaps were $8.8 million compared to net cash inflows of $0.5 million for the comparable period in 2001.

  Operating expenses of $428 million for the first half of 2002 were approximately $47 million lower than the comparable period in 2001. Taxes other than income were $28 million lower for the first half of 2002 compared to a year ago primarily due to decreased wellhead revenues in North America. Exploration costs and dry hole costs were respectively $9 million and $5 million lower than the comparable period a year ago due primarily to decreased North America and International exploratory activities. Impairments decreased $9 million to $23 million compared to the same period a year ago due primarily to decreased amortization of unproved leases and decreased impairments of certain long-lived assets as a result of future cash flow analysis. G&A expenses increased $6 million to $43 million, compared to the first six months of 2001, due primarily to the settlement of litigation in the second quarter and expanding operations. DD&A expense remained essentially flat compared to the same period a year ago.

  The per unit operating costs of EOG for lease and well, DD&A, G&A, interest expense and taxes other than income averaged $1.98 per Mcfe for the first half of 2002 compared to $1.97 per Mcfe for the comparable period a year ago. The increase in the per unit rates for lease and well, DD&A, interest expense and G&A was offset by a lower per unit rate for taxes other than income.

  For the first half of 2002, interest expense was $2 million higher compared to the first half of 2001 due to a higher level of debt outstanding during the second quarter of 2002, partially offset by a decrease in interest rates.

  Income tax provision for the first half of 2002 was $6 million compared to $214 million for the comparable period of 2001 primarily due to lower pre-tax income and a lower effective tax rate.


<PAGE 14>

             PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


Capital Resources and Liquidity

  EOG's primary sources of cash during the six months ended June 30, 2002 included funds generated from operations, proceeds from sales of reserves and related assets, proceeds from new borrowings and proceeds from sales of treasury stock. Primary cash outflows included funds used in operations, exploration and development expenditures and dividends.

  Net operating cash flows of $274 million for the first six months of 2002 decreased approximately $547 million as compared to the first six months of 2001 primarily reflecting lower operating revenues, partially offset by lower cash operating expenses.

  Net investing cash outflows of approximately $444 million for the first six months of 2002 decreased by $35 million versus the comparable prior year period due primarily to lower exploration and development expenditures partially offset by increased uses of working capital related to investing activities. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Total exploration and development expenditures for the first six months of 2002 and 2001 are as follows (in millions):

                                                2002    2001

  United States                                 $267    $359
  Canada                                         106      99
    North America                                373     458
  Trinidad                                        31      21
  Other                                            -       8
    Subtotal                                     404     487
  Deferred Income Taxes                           11      28
  TOTAL                                         $415    $515


  Total exploration and development expenditures of $415 million for the first six months of 2002 were $100 million lower than the prior year period due primarily to decreased United States development and exploratory activities partially offset by increased Canadian and International development and exploratory activities.

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

  Cash provided by financing activities was $177 million for the first six months of 2002 versus cash used of $293 million for the comparable prior year period. Financing activities for 2002 included new borrowings of $180 million, proceeds from sales of treasury stock of $13 million and cash dividend payments of $15 million. Financing activities for 2001 included repayments of debt of $218 million, repurchases of EOG's common stock of $80 million, proceeds from sales of treasury stock of $16 million and cash dividend payments of $14 million.

  In July 2002, the $300 million credit facility that was scheduled to expire was renewed at the same commitment level for a period of one year, which is the same period as the last renewal of this facility. This facility commits the banks to advance funds for a period up to and including July 23, 2003, with any outstanding balances under this facility maturing July 23, 2004. EOG has never drawn any funds under this facility.

  Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of EOG for the foreseeable future.

<PAGE 15>

            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                         EOG RESOURCES, INC.

  At June 30, 2002, EOG had outstanding swap contracts covering notional volumes of 368 thousand barrels of crude oil and condensate for the period July 2002 to December 2002 at a price of $21.50 per barrel. EOG elected not to designate these crude oil swap contracts as an accounting hedge of its crude oil production, and accordingly, is accounting for these swap contracts under mark-to-market accounting. At June 30, 2002, the fair value of these oil price swap contracts was a negative $1.8 million.

  At June 30, 2002, EOG had outstanding swap contracts covering notional volumes of 100,000 million British thermal units of natural gas per day ("MMBtu/d") for the period of July 2002 to October 2002 at an average price of $3.21 per million British thermal units ("MMBtu") and 75,000 MMBtu/d for the months of November 2002 and December 2002 at an average price of $3.35 per MMBtu. EOG elected not to designate these natural gas swap contracts as an accounting hedge of its natural gas production, and accordingly, is accounting for these swap contracts under mark-to-market accounting. At June 30, 2002, the fair value of these natural gas price swap contracts was a negative $3.6 million.

  As discussed in more detail in Item 1 of EOG's Form 10-K for the fiscal year ended December 31, 1999, under the heading "Relationship Between the Company and Enron Corp.", following the closing on August 16, 1999, of the Share Exchange between EOG and Enron Corp. ("Enron"), Enron issued to investors promissory notes that are mandatorily exchangeable at maturity into a maximum of 11.5 million shares of EOG common stock, which constituted all of Enron's remaining shares in EOG on the date the notes were issued.
According to the prospectus for the notes, the notes are unsecured general corporate obligations of Enron. The maturity date for the notes was July 31, 2002. In light of Enron's bankruptcy, EOG believes it is unlikely that the notes will be exchanged for EOG common stock.

  According to filings with the Securities and Exchange Commission, the 11.5 million shares of EOG common stock formerly held by Enron are currently held by an affiliate of Enron. By an order entered on June 21, 2002, the bankruptcy judge in the Enron bankruptcy case authorized the sale of the 11.5 million shares of EOG common stock in a manner specified in the judge's order, with the proceeds to be placed into escrow. The timing of the sale is to be determined by a committee of interested parties that does not include EOG. The entire 11.5 million shares have been included in EOG's outstanding common shares.

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


<PAGE 16>
                     PART II. OTHER INFORMATION

                         EOG RESOURCES, INC.

ITEM 1. Legal Proceedings

        See Part I, Item 1, Note 5 to Consolidated Financial
Statements, which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders
           The Annual Meeting of Shareholders of EOG Resources, Inc. was held on May 7, 2002, in Houston, Texas, for the purpose of electing a board of directors, ratifying the appointment of auditors and approving a nonemployee directors stock option plan. Proxies for the meeting were solicited pursuant to
        Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

        (a) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

                                      Shares       Shares
              Nominee                   For       Withheld

            George A. Alcorn        101,454,143    780,196
            Charles R. Crisp        101,490,679    743,660
            Mark G. Papa            101,473,915    760,424
            Edward Randall, III     101,389,362    844,977
            Edmund P. Segner, III   101,496,056    738,283
            Donald F. Textor        101,469,960    764,379
            Frank G. Wisner         101,426,258    808,081

       (b) The appointment of Deloitte & Touche LLP, independent public accountants, as auditors for the year ending December 31, 2002 was approved by the following vote: 101,852,582 shares for; 316,329 shares against; and 65,429 shares abstaining.

       (c)  EOG's Amended and Restated 1993 Nonemployee Directors Stock
            Option Plan was approved by the following vote: 97,958,619 shares for; 3,986,664 shares against; and 287,054 shares abstaining.

ITEM 5.    Other Information

      On August 7, 2002, the Audit Committee preapproved the retention of Deloitte & Touche LLP to provide the following services:

      (a) the audit of EOG's financial statements for the year ending
          December 31, 2002;
      (b) advice and research during calendar year 2002 regarding the accounting and tax treatment of matters arising in the ordinary course of business and in connection with potential acquisitions or dispositions of businesses or assets;
      (c) comfort letters during calendar year 2002 in connection with
          (i) securities offerings under EOG's Registration Statement on Form S-3, filed with the Securities and Exchange Commission ("SEC") on September 28, 2000, or any other Registration Statement filed by EOG or any of its subsidiaries and declared effective by the SEC, and
          (ii) securities offerings exempt from registration under the Securities Act of 1933, as amended; and
      (d) any other services that are customarily provided or necessary in connection with the foregoing.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit 99.1 - Certification of Periodic Report of Chief
        Executive Officer.

        Exhibit 99.2 - Certification of Periodic Report of the
        Principal Financial Officer.

        (b) Reports on Form 8-K

        During the second quarter of 2002, EOG filed the following Current Reports on Form 8-K:

        - On April 5, 2002, to report the anticipated mark-to-market loss in the first quarter in Item 9 - Regulation FD Disclosure.

<PAGE 17>
              PART II. OTHER INFORMATION   (Concluded)

                         EOG RESOURCES, INC.

        - On April 12, 2002, to report the EOG Share Agreement with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. and Royal Bank of Canada in Item 5 - Other Events.

        - On April 29, 2002, to provide estimate for the second quarter and full year 2002 in Item 9 - Regulation FD Disclosure.



<PAGE 18>
                             SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EOG RESOURCES, INC.
                            (Registrant)



Date: August 13, 2002       By: /S/ TIMOTHY K. DRIGGERS
                                    Timothy K. Driggers
                                    Vice President,
                                    Accounting and Land Administration
                                    (Principal Accounting Officer)