Form 10-Q
period 2002-09-30
EOG RESOURCES INC
filed 2002-10-30
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


                               Form 10-Q




x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 2002


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
Yes x No  .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 21, 2002.

    Title of each class                 Number of shares

Common Stock, $.01 par value              115,537,357



<PAGE 2>

                            EOG RESOURCES, INC.

                             TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                    Page No.

       ITEM 1. Financial Statements

       Consolidated Statements of Income - Three Months Ended
        September 30, 2002 and 2001 And Nine Months Ended
        September 30, 2002 and 2001                                  3

       Consolidated Balance Sheets - September 30, 2002 and
        December 31, 2001                                            4

       Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2002 and 2001                            5

       Notes to Consolidated Financial Statements                    6

       ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations       10

       ITEM 4. Controls and Procedures                              19

PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings                                    20

       ITEM 5. Other Information                                    20

       ITEM 6. Exhibits and Reports on Form 8-K                     20

Signatures                                                          21

Certifications                                                      22


<PAGE 3>

                      PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                            EOG RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                    2002       2001        2002        2001

NET OPERATING REVENUES
Natural Gas                                       $224,018   $229,653    $631,874   $1,108,667
Crude Oil, Condensate and Natural Gas Liquids       62,121     65,324     165,531      213,661
Gains (Losses) on Mark-to-market
 Commodity Derivative Contracts                     (7,849)    58,750     (41,451)      95,033
Gains on Sales of Reserves and Related
 Assets and Other, Net                               1,579        445         921          112
TOTAL                                              279,869    354,172     756,875    1,417,473

OPERATING EXPENSES
Lease and Well                                      45,727     43,640     129,956      129,462
Exploration Costs                                   12,824     12,408      41,514       50,419
Dry Hole Costs                                       9,094     10,617      32,336       39,272
Impairments                                         11,802     20,597      34,548       52,628
Depreciation, Depletion and Amortization           100,208    103,351     292,624      294,782
General and Administrative                          21,582     20,925      64,283       57,609
Taxes Other Than Income                             16,932     18,687      50,980       81,091
TOTAL                                              218,169    230,225     646,241      705,263

OPERATING INCOME                                    61,700    123,947     110,634      712,210

OTHER INCOME (EXPENSE), NET                            (64)     1,272      (3,070)       1,883

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES     61,636    125,219     107,564      714,093
INTEREST EXPENSE, NET                               18,770     10,242      45,003       34,155

INCOME BEFORE INCOME TAXES                          42,866    114,977      62,561      679,938
INCOME TAX PROVISION                                13,979     43,014      19,807      256,525

NET INCOME                                          28,887     71,963      42,754      423,413
PREFERRED STOCK DIVIDENDS                            2,758      2,759       8,274        8,237
NET INCOME AVAILABLE TO COMMON                    $ 26,129   $ 69,204    $ 34,480   $  415,176

NET INCOME PER SHARE AVAILABLE TO COMMON
    Basic                                         $   0.23   $   0.60    $   0.30   $     3.58
    Diluted                                       $   0.22   $   0.59    $   0.29   $     3.51

AVERAGE NUMBER OF COMMON SHARES
  Basic                                            115,621    115,692     115,555      115,982
  Diluted                                          117,078    117,141     117,267      118,159





The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 4>

               PART I.  FINANCIAL INFORMATION - (Continued)

                ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                            EOG RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)


                                                          September 30,   December 31,
                                                               2002           2001
                                                           (Unaudited)
                                  ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                  $    7,782     $    2,512
Accounts Receivable, Net                                      196,782        194,624
Inventories                                                    18,103         18,871
Assets from Price Risk Management Activities                        -         19,161
Other                                                          90,712         37,253
TOTAL                                                         313,379        272,421

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)          6,584,002      6,065,603
  Less: Accumulated Depreciation, Depletion
   and Amortization                                        (3,301,246)    (3,009,693)
    Net Oil and Gas Properties                              3,282,756      3,055,910
OTHER ASSETS                                                   96,822         85,713
TOTAL ASSETS                                               $3,692,957     $3,414,044

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                           $  176,858     $  219,561
Accrued Taxes Payable                                          33,366         40,219
Dividends Payable                                               5,039          5,045
Liabilities from Price Risk Management Activities              10,101              -
Other                                                          43,418         46,022
TOTAL                                                         268,782        310,847

LONG-TERM DEBT                                              1,090,868        855,969
OTHER LIABILITIES                                              53,793         53,522
DEFERRED INCOME TAXES                                         613,675        551,020

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
 Series B, 100,000 Shares Issued, Cumulative,
  $100,000,000 Liquidation Preference                          98,293         98,116
 Series D, 500 Shares Issued, Cumulative,
  $50,000,000 Liquidation Preference                           49,601         49,466
Common Stock, $.01 Par, 320,000,000 Shares
 Authorized and 124,730,000 Shares Issued                     201,247        201,247
Additional Paid in Capital                                        982              -
Unearned Compensation                                         (16,271)       (14,953)
Accumulated Other Comprehensive Income                        (51,650)       (55,118)
Retained Earnings                                           1,687,437      1,668,708
Common Stock Held in Treasury, 9,209,257 shares at
 September 30, 2002 and 9,278,382 shares at
 December 31, 2001                                           (303,800)      (304,780)
TOTAL SHAREHOLDERS' EQUITY                                  1,665,839      1,642,686

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $3,692,957     $3,414,044

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

<PAGE 5>


               PART I.  FINANCIAL INFORMATION - (Continued)

                ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                            EOG RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                          2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating
 Cash Inflows:
Net Income                                             $  42,754    $ 423,413
Items Not Requiring Cash
  Depreciation, Depletion and Amortization               292,624      294,782
  Impairments                                             34,548       52,628
  Deferred Income Taxes                                   38,225      170,315
  Other, Net                                              16,102        9,483
Exploration Costs                                         41,514       50,419
Dry Hole Costs                                            32,336       39,272
Mark-to-market Commodity Derivative Contracts
  Total (Gains) Losses                                    41,451      (95,033)
  Realized Gains (Losses)                                (11,741)      27,798
Losses on Sales of Reserves and Related Assets                14        1,028
Tax Benefits from Stock Options Exercised                  4,216        6,133
Other, Net                                                (1,552)      (2,748)
Changes in Components of Working Capital and
 Other Liabilities
  Accounts Receivable                                        902      138,819
  Inventories                                                768       (4,953)
  Accounts Payable                                       (45,292)       4,026
  Accrued Taxes Payable                                  (38,303)     (17,300)
  Other Liabilities                                         (919)      (1,067)
  Other, Net                                             (19,662)         (46)
Changes in Components of Working Capital Associated
 with Investing and Financing Activities                  35,046      (43,527)
NET OPERATING CASH INFLOWS                               463,031    1,053,442

INVESTING CASH FLOWS
Additions to Oil and Gas Properties                     (541,034)    (754,035)
Exploration Costs                                        (41,514)     (50,419)
Dry Hole Costs                                           (32,336)     (39,272)
Proceeds from Sales of Reserves and Related Assets         6,334        7,380
Changes in Components of Working Capital Associated
 with Investing Activities                               (35,590)      41,218
Other, Net                                               (14,017)      (8,642)
NET INVESTING CASH OUTFLOWS                             (658,157)    (803,770)

FINANCING CASH FLOWS
Long-Term Debt Borrowings (Repayments)                   234,899     (157,978)
Dividends Paid                                           (21,878)     (21,306)
Treasury Stock Purchased                                 (24,288)    (103,008)
Proceeds from Sales of Treasury Stock                     13,831       20,631
Other, Net                                                (2,168)       3,181
NET FINANCING CASH INFLOWS (OUTFLOWS)                    200,396     (258,480)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           5,270       (8,808)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,512       20,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   7,782    $  11,344


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

    As more fully discussed in Note 12 to the consolidated financial statements included in EOG's 2001 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil prices. During the first nine months of 2002 and 2001, EOG elected not to designate any of its price risk management activities as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method.

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

2. The following table sets forth the computation of basic and diluted earnings from net income available to common (in thousands, except per share amounts):

                                                           Three Months Ended     Nine Months Ended
                                                              September 30,         September  30,
                                                             2002       2001       2002       2001

    Numerator for basic and diluted earnings per share -
       Net income available to common                      $ 26,129   $ 69,204   $ 34,480   $415,176
    Denominator for basic earnings per share -
      Weighted average shares                               115,621    115,692    115,555    115,982
    Potential dilutive common shares -
      Stock options                                           1,252      1,385      1,474      1,911
      Restricted stock and units                                205         64        238        266
    Denominator for diluted earnings per share -
      Adjusted weighted average shares                      117,078    117,141    117,267    118,159
    Net income per share of common stock
      Basic                                                $   0.23   $   0.60   $   0.30   $   3.58
      Diluted                                              $   0.22   $   0.59   $   0.29   $   3.51



<PAGE 7>
              PART I.  FINANCIAL INFORMATION   (Continued)

               ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


3. The following table presents the components of EOG's comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands):

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                   2002       2001       2002       2001

    Net Income                                   $ 28,887   $ 71,963   $ 42,754   $423,413
    Other Comprehensive Income
      Unrealized Loss on Available-for-sale
       Security, net of tax                             -       (517)         -     (1,062)
      Reclassification of Nontemporary Decline
       in Fair Value of Available-for-sale
       Security to Earnings                             -          -        926          -
      Foreign Currency Translation Adjustments    (20,977)   (13,943)     2,542    (18,801)
    COMPREHENSIVE INCOME                         $  7,910   $ 57,503   $ 46,222   $403,550


4. Selected financial information about operating segments is reported below for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands):

                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                            2002       2001       2002        2001

    NET OPERATING REVENUES
      United States                       $219,287   $304,188   $588,098   $1,206,388
      Canada                                37,603     32,897    113,323      158,606
      Trinidad                              22,966     17,071     55,418       52,413
      Other                                     13         16         36           66
      TOTAL                               $279,869   $354,172   $756,875   $1,417,473

    OPERATING INCOME (LOSS)
      United States                       $ 40,056   $101,409   $ 61,839   $  593,073
      Canada                                 7,123     12,966     17,151       99,088
      Trinidad                              14,642      9,865     34,132       26,354
      Other                                   (121)      (293)    (2,488)      (6,305)
      TOTAL                                 61,700    123,947    110,634      712,210

    RECONCILING ITEMS
      Other Income (Expense), Net              (64)     1,272     (3,070)       1,883
      Interest Expense, Net                 18,770     10,242     45,003       34,155
    INCOME BEFORE INCOME TAXES            $ 42,866   $114,977   $ 62,561   $  679,938


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

6. From time to time, EOG repurchases shares of its common stock for purposes of reducing the number of shares of common stock outstanding and limiting the dilution resulting from common shares issued or anticipated to be issued under EOG's employee stock and stock option plans. For the first nine months of 2002, EOG repurchased 0.7 million shares of its common stock. For the first nine months of 2001, EOG repurchased 1.8 million shares of its common stock. To supplement its share repurchase program, EOG entered into a series of equity derivative transactions in the second quarter of 2001. During the second quarter of 2001, EOG sold put options obligating EOG to purchase up to 0.6 million shares of its common stock, with such options expiring in December 2001 at an average price of $33.42. These transactions were accounted for as equity transactions with premiums received recorded to Additional Paid in Capital in the Consolidated Balance Sheets. These options expired unexercised in December 2001.

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

8. In July 2002, the $300 million credit facility that was scheduled to expire was renewed at the same commitment level for a period of one year, which is the same period as the last renewal of this facility. This facility commits the banks to advance funds for a period up to and including July 23, 2003, with any outstanding balances under this facility maturing July 23, 2004. EOG has not drawn any funds under this facility.

9. As discussed in more detail in Item 1 of EOG's Form 10-K for the fiscal year ended December 31, 1999, under the heading "Relationship Between the Company and Enron Corp.," following the closing on August 16, 1999 of the Share Exchange between EOG and Enron Corp. ("Enron"), Enron issued to investors promissory notes that were mandatorily exchangeable at maturity into a maximum of 11.5 million shares of EOG common stock, which constituted all of Enron's remaining shares in EOG on the date the notes were issued. According to the prospectus for the notes, the notes are unsecured general corporate obligations of Enron. The maturity date for the notes was July 31, 2002. In light of Enron's bankruptcy, EOG believes it is unlikely that the notes will be exchanged for EOG common stock.

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


<PAGE 9>
              PART I.  FINANCIAL INFORMATION   (Continued)

               ITEM 1.  FINANCIAL STATEMENTS   (Concluded)
                           EOG RESOURCES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


10. During the second and third quarters of 2002, EOG, through a subsidiary, invested in and currently owns an approximate 31% equity interest in a Trinidad company named Nitrogen 2000 Unlimited ("Nitro"). The other shareholders in Nitro are subsidiaries of Ferrostaal AG, Halliburton and Clico Energy Company Limited. At September 30, 2002, the investment in Nitro was approximately $13.6 million, with additional equity payments of $14.1 million due over the next 20 months. Nitro is constructing an ammonia plant in Trinidad which is expected to commence production around 2005. Upon funding, Nitro will have a long-term debt balance of approximately $228.0 million, which will be non-recourse to Nitro's shareholders. EOG will be liable for its share of any pre-completion deficiency funds loans to fund plant cost overruns up to $15 million, approximately $4.6 million of which is net to EOG's interest. EOG will also be liable for its share of any post-completion deficiency funds loans to fund the costs of operation, payment of principal and interest to the principal creditor and other cash deficiencies of Nitro up to $30 million, approximately $9.2 million of which is net to EOG's interest. The Shareholders' Agreement requires the consent of the holders of 90% or more of the shares to take certain material actions. Accordingly, given its current level of equity ownership, EOG is able to exercise significant influence over the operating and financial policies of Nitro and therefore, accounts for the investment using the equity method.

11. On October 30, 2002, EOG entered into a Senior Unsecured Term
    Loan Facility (the "Facility") with a group of banks whereby the banks agreed to lend EOG $150 million with a maturity of three years. EOG will use the loan proceeds under this Facility to reduce outstanding commercial paper and uncommitted bank line borrowings. This Facility calls for interest to be charged at a spread over LIBOR or the Base rate at EOG's option, and contains the same covenants as those in EOG's $300 million Long-Term Revolving Credit Agreement.
    EOG expects to draw under the Facility prior to November 15, 2002.


<PAGE 10>
              PART I.  FINANCIAL INFORMATION   (Continued)

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOG RESOURCES, INC.


  The following review of operations for the three-month periods ended September 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. and subsidiaries ("EOG") and Notes thereto.

Results of Operations
Three Months Ended September 30, 2002 vs. Three Months Ended
 September 30, 2001

  EOG generated net income available to common of $26.1 million for the third quarter of 2002 compared to $69.2 million for the third quarter of 2001.

  Net Operating Revenues. For the third quarter of 2002, net operating revenues were $279.9 million compared to $354.2 million for the third quarter of 2001. Wellhead volume and price statistics are summarized below:

                                                        2002      2001
Natural Gas Volumes (MMcf per day)(1)
  United States                                          630       681
  Canada                                                 152       124
    North America                                        782       805
  Trinidad                                               164       116
    TOTAL                                                946       921
Average Natural Gas Prices ($/Mcf)(2)
  United States                                        $2.75     $2.91
  Canada                                                2.17      2.48
    North America Composite                             2.63      2.84
  Trinidad                                              1.09      1.21
    COMPOSITE                                           2.37      2.64
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                         18.1      21.9
  Canada                                                 2.2       1.8
    North America                                       20.3      23.7
  Trinidad                                               2.9       1.9
    TOTAL                                               23.2      25.6
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                       $27.50    $25.60
  Canada                                               25.83     23.97
    North America Composite                            27.33     25.48
  Trinidad                                             24.22     23.12
    COMPOSITE                                          26.93     25.30
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                          2.7       3.6
  Canada                                                 0.7       0.6
    TOTAL                                                3.4       4.2
Average Natural Gas Liquids Prices ($/Bbl) (2)
  United States                                       $15.92    $15.46
  Canada                                               11.23     12.10
    COMPOSITE                                          14.96     14.99
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                          755       834
  Canada                                                 169       138
    North America                                        924       972
  Trinidad                                               181       128
    TOTAL                                              1,105     1,100

Total Bcfe(3)Deliveries                                  102       101

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


<PAGE 11>
              PART I.  FINANCIAL INFORMATION   (Continued)

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                           EOG RESOURCES, INC.


  Wellhead revenues decreased 7% to $268.1 million in the third quarter of 2002 compared to $288.9 million in the third quarter of 2001, primarily due to lower average wellhead natural gas prices and a decline in domestic natural gas and crude oil and condensate deliveries.

  Wellhead natural gas revenues decreased approximately $17.5 million primarily due to a decline in average wellhead natural gas prices, partially offset by an increase in natural gas deliveries in Trinidad and the Canada Division. The average wellhead price for natural gas decreased 10% to $2.37 per Mcf for the third quarter of 2002 compared to $2.64 per Mcf for the third quarter of 2001. The decrease in wellhead natural gas prices was due primarily to lower wellhead prices in the Denver and Canada Divisions.

  Natural gas deliveries increased 3% to 946 MMcf per day for the third quarter of 2002 compared to 921 MMcf per day for the comparable period a year ago. The increase in natural gas deliveries was due to an increase in Trinidad of 41% from 116 MMcf per day in 2001 to 164 MMcf per day in 2002 and an increase in the Canada Division of 23% from 124 MMcf per day in 2001 to 152 MMcf per day in 2002. The higher production in 2002 was attributable to active drilling activities and strategic property and small corporate acquisitions in the Canada Division, and the commencement of production from the U(a) Block in Trinidad. This increase was partially offset by the decreased production in the United States Divisions of 7% or 51 MMcf per day.

  Wellhead crude oil and condensate revenues decreased approximately $2.1 million, due primarily to the decline in domestic crude oil and condensate deliveries, partially offset by an increase in wellhead crude oil and condensate prices. The average wellhead crude oil and condensate price increased 6% to $26.93 per barrel for the third quarter of 2002 compared to $25.30 per barrel for the comparable period a year ago.

  Crude oil and condensate deliveries decreased 9% to 23.2 MBbl per day for the third quarter of 2002 compared to 25.6 MBbl per day for the third quarter of 2001. The decrease in volumes was primarily due to decreased crude oil and condensate production in the Offshore, Midland, Tyler and Denver Divisions as a result of a natural decline in production. This natural decline in production was partially offset by an increased production in Trinidad due to the commencement of production from the U(a) Block, and active drilling activities and strategic property and small corporate acquisitions in the Canada Division.

  Natural gas liquids revenues were $1.1 million lower than a year ago primarily due to a decrease in deliveries of 19%.

  Other marketing activities associated with sales and purchases of natural gas increased net operating revenues by $18.0 million compared to an increase of $6.4 million in the third quarter of 2001.

  During the third quarter of 2002, EOG recognized a loss from outstanding mark-to-market commodity price swaps of $7.8 million compared to a gain of $58.8 million for the prior year period. During the same period, net cash outflows from mark-to-market commodity price swaps were $2.9 million compared to net cash inflows of $27.3 million for the comparable period in 2001.

  Operating Expenses. For the third quarter of 2002, operating expenses of $218.2 million were approximately $12.1 million lower than the third quarter of 2001.

  Impairments decreased $8.8 million to $11.8 million in the third quarter of 2002 compared to a year ago due primarily to improved value-to-cost relationship on a field by field basis and decreased amortization of unproved leases in the third quarter of 2002.

  Depreciation, depletion and amortization ("DD&A") of $100.2 million decreased $3.1 million from the prior year period due primarily to decreased production in the Offshore, Midland and Tyler Divisions, partially offset by the higher DD&A rates in the Canada Division as a result of certain strategic property and small corporate acquisitions.


<PAGE 12>
              PART I.  FINANCIAL INFORMATION   (Continued)

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                           EOG RESOURCES, INC.


  Lease and well expenses of $45.7 million were $2.1 million higher than the comparable period a year ago due primarily to increases in the Canada Division due to additional wells that came on line as a result of more active drilling activities and strategic property acquisitions, partially offset by the decrease in the number of workover and re-completion projects in the Offshore Division.

  Taxes other than income were $1.8 million lower compared to a year ago due to decreased wellhead revenue in North America.

  Interest Expense. For the third quarter of 2002, interest expense increased $8.5 million, or 83%, to $18.8 million compared to the third quarter of 2001. This increase is due primarily to a higher average debt balance for the third quarter of 2002 and the one-time close-out fees associated with the completion of the Section 29 (Tight Gas Sands Federal Income Tax Credits) financing begun several years ago.

  Per-Unit Costs. The following table presents the per-unit costs for the three-month periods ended September 30, 2002 and 2001.


                               Three Months Ended September 30,
                                        2002      2001

       Lease and Well                  $0.45     $0.43
       DD&A                             0.99      1.02
       G&A                              0.21      0.21
       Taxes Other than Income          0.17      0.19
       Interest Expense                 0.18      0.10
          Total Per-Unit Costs         $2.00     $1.95

  The higher per-unit interest expense rate for the three-month period ended September 30, 2002 compared to the same period in 2001, reflects a higher interest expense in the third quarter of 2002 for reasons delineated above in the interest expense discussion.

  The lower per-unit rate of taxes other than income for the three-month period ended September 30, 2002 compared to the same period in 2001 is due primarily to the decrease in average wellhead natural gas price discussed in the Net Operating Revenues section above.

  Income Tax Provision. For the third quarter of 2002, income tax provision decreased $29.0 million to $14.0 million compared to the third quarter of 2001, due to reductions in both the pre-tax income and the net effective tax rate. The decrease in the net effective tax rate for the third quarter of 2002 to 33% from 37% for the same period of 2001 was due primarily to reductions in the foreign and state effective income tax rates.


<PAGE 13>
              PART I.  FINANCIAL INFORMATION   (Continued)

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                           EOG RESOURCES, INC.


Results of Operations
Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

  In the first nine months of 2002, EOG generated net income available to common of $34.5 million compared to $415.2 million for the comparable period of 2001.

  Net Operating Revenues. For the first nine months of 2002, net operating revenues were $756.9 million compared to $1,417.5 million for the comparable period of 2001. Wellhead volume and price statistics are summarized below:

                                                        2002      2001
Natural Gas Volumes (MMcf per day)(1)
  United States                                          631       696
  Canada                                                 152       121
    North America                                        783       817
  Trinidad                                               128       114
    TOTAL                                                911       931
Average Natural Gas Prices ($/Mcf)(2)
  United States                                        $2.68     $4.83
  Canada                                                2.41      4.35
    North America Composite                             2.63      4.76
  Trinidad                                              1.19      1.21
    COMPOSITE                                           2.43      4.33
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                         19.1      22.8
  Canada                                                 2.0       1.7
    North America                                       21.1      24.5
  Trinidad                                               2.2       2.0
    TOTAL                                               23.3      26.5
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                       $24.05    $26.84
  Canada                                               23.19     24.73
    North America Composite                            23.97     26.69
  Trinidad                                             22.47     26.94
    COMPOSITE                                          23.82     26.71
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                          3.1       3.5
  Canada                                                 0.8       0.5
    TOTAL                                                3.9       4.0
Average Natural Gas Liquids Prices ($/Bbl) (2)
  United States                                       $13.72    $18.69
  Canada                                               10.05     17.23
    COMPOSITE                                          13.03     18.50
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                          765       854
  Canada                                                 168       135
    North America                                        933       989
  Trinidad                                               141       125
    TOTAL                                              1,074     1,114

Total Bcfe(3)Deliveries                                  293       304

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

<PAGE 14>
               PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                            EOG RESOURCES, INC.


  Wellhead revenues decreased 41% to $769.4 million in the first nine months of 2002 compared to $1,314.1 million in the first nine months of 2001, primarily due to lower average wellhead natural gas prices and a decline in domestic natural gas and crude oil and condensate deliveries.

  Wellhead natural gas revenues decreased approximately $496.6 million primarily due to a decline in average wellhead natural gas prices and domestic natural gas deliveries. The average wellhead price for natural gas decreased 44% to $2.43 per Mcf for the first nine months of 2002 compared to $4.33 per Mcf for the first nine months of 2001.

  Natural gas deliveries declined 2% to 911 MMcf per day for the first nine months of 2002 compared to 931 MMcf per day for the comparable period a year ago. The lower production was primarily due to a natural production decline in the Offshore, Oklahoma City, Midland and Tyler Divisions, partially offset by increased production in Trinidad and the Canada Division.

  Wellhead crude oil and condensate revenues decreased approximately
$41.7 million, primarily due to the decline in both wellhead crude oil and condensate prices and domestic deliveries. The average wellhead crude oil and condensate price decreased 11% to $23.82 per barrel for the first nine months of 2002 compared to $26.71 per barrel for the comparable period a year ago.

  Crude oil and condensate deliveries decreased 12% to 23.3 MBbl per day for the first nine months of 2002 compared to 26.5 MBbl per day for the first nine months of 2001. The decrease was primarily due to decreased crude oil and condensate production in the Offshore, Midland, Tyler and Corpus Christi Divisions, partially offset by increased production in Trinidad and the Canada Division.

  Natural gas liquids revenues were $6.4 million lower than a year ago primarily due to a decrease in price of 30% and a decrease in deliveries of 3%.

  Other marketing activities associated with sales and purchases of natural gas increased net operating revenues by $28.0 million compared to an increase of $9.0 million for the same period in 2001.

  During the first nine months of 2002, EOG recognized a loss from outstanding mark-to-market commodity price swaps of $41.5 million compared to a gain of $95.0 million for the prior year period. During the same period, net cash outflows from mark-to-market commodity price swaps were $11.7 million compared to net cash inflows of $27.8 million for the comparable period in 2001.

  Operating Expenses. For the first nine months of 2002, operating expenses of $646.2 million were approximately $59.0 million lower than the first nine months of 2001.

  Taxes other than income were $30.1 million lower compared to a year ago due to decreased wellhead revenue in North America resulting in lower production taxes and a decrease in ad valorem taxes.

  Impairments decreased $18.1 million to $34.5 million in the first nine months of 2002 compared to a year ago due primarily to improved value-to-cost relationship on a field by field basis and decreased amortization of unproved leases in the first nine months of 2002.

  Exploration costs of $41.5 million were $8.9 million lower than a year ago due primarily to decreased geological and geoscience expenditures.


<PAGE 15>
               PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                            EOG RESOURCES, INC.


  G&A expenses of $64.3 million were $6.7 million higher than a year ago due primarily to the settlement of litigation in the second quarter, increased insurance expense and expanded operations.

  DD&A expenses of $292.6 million decreased $2.2 million from the prior year period due primarily to a natural production decline in the Midland, Oklahoma City, Tyler and Offshore Divisions, partially offset by higher per unit costs related to certain fields in the Denver Division and to the strategic property and small corporate acquisitions in Canada.

  Interest Expense. For the nine months ended September 30, 2002, interest expense of $45.0 million increased $10.8 million compared to the same period a year ago. This increase is due primarily to a higher average debt balance for the nine months ended September 30, 2002 and the one-time close-out fees associated with the completion of the Section 29 (Tight Gas Sands Federal Income Tax Credits) financing begun several years ago.


  Per-Unit Costs. The following table presents the per-unit costs for the nine-month periods ended September 30, 2002 and 2001.


                               Nine Months Ended September 30,
                                        2002      2001

       Lease and Well                  $0.44     $0.43
       DD&A                             1.00      0.97
       G&A                              0.22      0.19
       Taxes Other than Income          0.17      0.27
       Interest Expense                 0.15      0.11
         Total Per-Unit Costs          $1.98     $1.97

  The lower per-unit rate of taxes other than income for the first nine months of 2002 compared to the same period in 2001 is due primarily to a decrease in the average wellhead natural gas and crude oil and condensate prices, partially offset by an increase in property tax rate in certain United States Divisions.

  The higher per-unit interest expense and G&A rates for the first nine months of 2002 compared to the same period in 2001 is due to reasons delineated in the above interest expense and G&A discussions.

  Income Tax Provision. For the first nine months of 2002, income tax provision decreased $236.7 million to $19.8 million compared to the comparable period a year ago, due to reductions in both the pre-tax income and the net effective tax rate. The decrease in the net effective tax rate to 32% from 38% for the same period of 2001 was due primarily to reductions in the foreign and state effective income tax rates.


<PAGE 16>
               PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                            EOG RESOURCES, INC.


Capital Resources and Liquidity

  EOG's primary sources of cash during the nine months ended September 30, 2002 included funds generated from operations, proceeds from sales of reserves and related assets, proceeds from new borrowings and proceeds from sales of treasury stock. Primary cash outflows included funds used in operations, exploration and development expenditures, dividends and common stock repurchases.

  Net operating cash inflows of $463.0 million for the first nine months of 2002 decreased from $1,053.4 million as compared to the first nine months of 2001 primarily attributable to lower average natural gas and liquids prices, partially offset by lower cash operating expenses.

  Net investing cash outflows of approximately $658.2 million for the first nine months of 2002 decreased from $803.8 million versus the comparable prior year period due primarily to lower exploration and development expenditures partially offset by increased uses of working capital related to investing activities. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Exploration and development expenditures for the first nine months of 2002 and 2001 were as follows (in millions):

                                            2002      2001

               United States                $433      $654
               Canada                        149       143
                 North America               582       797
               Trinidad                       33        39
               Other                           -         8
                 Subtotal                    615       844
               Deferred Income Taxes          12        50
               TOTAL                        $627      $894

  Total exploration and development expenditures of $627 million for the first nine months of 2002 were $267 million, or 30% lower than the comparable prior year period due primarily to decreased United States development and exploratory activities. Included in the 2002 expenditures are $408 million in development, $151 million for exploration, $49 million in property acquisitions, $12 million in deferred income taxes and $7 million in capitalized interest.

  The level of exploration and development expenditures varies depending on energy market conditions and other related economic factors. EOG has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. There are no material continuing commitments associated with expenditure plans.

  Cash provided by financing activities was $200.4 million for the first nine months of 2002 versus cash used of $258.5 million for the comparable prior year period. Financing activities for 2002 included new borrowings of $234.9 million, cash dividend payments of $21.9 million, proceeds from sales of treasury stock attributable to employee stock option exercises of $13.8 million and common stock repurchases of $24.3 million. New borrowings included $100.0 million of commerical paper borrowings, an issuance of a $100.0 million subsidiary note and $34.9 million of borrowings from the uncommitted line of credit.


<PAGE 17>
               PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                            EOG RESOURCES, INC.


  In July 2002, the $300 million credit facility that was scheduled to expire was renewed at the same commitment level for a period of one year, which is the same period as the last renewal of this facility. This facility commits the banks to advance funds for a period up to and including July 23, 2003, with any outstanding balances under this facility maturing July 23, 2004. EOG has not drawn any funds under this facility.

  On October 30, 2002, EOG entered into a Senior Unsecured Term Loan Facility (the "Facility") with a group of banks whereby the banks agreed to lend EOG $150 million with a maturity of three years. EOG will use the loan proceeds under this Facility to reduce outstanding commercial paper and uncommitted bank line borrowings. This Facility calls for interest to be charged at a spread over LIBOR or the Base rate at EOG's option, and contains the same covenants as those in EOG's $300 million Long-Term Revolving Credit Agreement. EOG expects to draw under the Facility prior to November 15, 2002.

  During the second and third quarters of 2002, EOG, through a subsidiary, invested in and currently owns an approximate 31% equity interest in a Trinidad company named Nitrogen 2000 Unlimited ("Nitro"). The other shareholders in Nitro are subsidiaries of Ferrostaal AG, Halliburton and Clico Energy Company Limited. At September 30, 2002, the investment in Nitro was approximately $13.6 million, with additional equity payments of $14.1 million due over the next 20 months. Nitro is constructing an ammonia plant in Trinidad which is expected to commence production around 2005. Upon funding, Nitro will have a long-term debt balance of approximately $228.0 million, which will be non-recourse to Nitro's shareholders. EOG will be liable for its share of any pre-completion deficiency funds loans to fund plant cost overruns up to $15 million, approximately $4.6 million of which is net to EOG's interest.
EOG will also be liable for its share of any post-completion deficiency funds loans to fund the costs of operation, payment of principal and interest to the principal creditor and other cash deficiencies of Nitro up to $30 million, approximately $9.2 million of which is net to EOG's interest. The Shareholders' Agreement requires the consent of the holders of 90% or more of the shares to take certain material actions. Accordingly, given its current level of equity ownership, EOG is able to exercise significant influence over the operating and financial policies of Nitro and therefore, accounts for the investment using the equity method.

  Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of EOG for the foreseeable future.

  As more fully discussed in Note 12 to the consolidated financial statements included in EOG's 2001 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil prices. During the first nine months of 2002, EOG elected not to designate any of its price risk management activities as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method.

  At September 30, 2002, EOG had outstanding price swap contracts covering notional volumes of 200,000 million British thermal units per day ("MMBtu/d") of natural gas for October 2002 at an average price of $3.13 per million British thermal units ("MMBtu") and 75,000 MMBtu/d of natural gas for the months of November 2002 and December 2002 at an average price of $3.35 per MMBtu. At September 30, 2002, the fair value of these natural gas price swap contracts was a negative $7.8 million.

  At September 30, 2002, EOG had outstanding costless collar contracts that set a floor price of $3.10 per MMBtu and ceiling prices that averaged $3.43 per MMBtu covering notional volumes of 100,000 MMBtu/d of natural gas for October 2002. At September 30, 2002, the fair value of these costless collar contracts was a negative $0.7 million.

  At September 30, 2002, EOG had outstanding price swap contracts covering notional volumes of two thousand barrels per day of crude oil and condensate for the period October 2002 to December 2002 at a price of $21.50 per barrel. At September 30, 2002, the fair value of these oil price swap contracts was a negative $1.6 million.

  On October 17, 2002, EOG entered into crude oil price swap contracts covering notional volumes of one thousand barrels per day of crude oil at an average price of $25.89 per barrel for the year 2003. EOG will account for these crude oil price swap contracts using the mark-to-market accounting method.

  On October 23, 2002, EOG entered into collar contracts that set an average floor price of $3.67 per MMBtu and an average ceiling price of $5.25 per MMBtu at a premium of $0.10 per MMBtu covering notional volumes of 50,000 MMBtu/d of natural gas for the year 2003. EOG will account for these collar contracts using the mark-to-market accounting method.

<PAGE 18>
               PART I.  FINANCIAL INFORMATION   (Continued)

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

<PAGE 19>
               PART I.  FINANCIAL INFORMATION   (Concluded)

                     ITEM 4.  CONTROLS AND PROCEDURES
                            EOG RESOURCES, INC.


  Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this report on Form 10-Q, the Chairman of the Board and Chief Executive Officer, Mark G. Papa, and the President and Chief of Staff, and Principal Financial Officer, Edmund P. Segner, III, have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

<PAGE 20>
                        PART II. OTHER INFORMATION

                            EOG RESOURCES, INC.



ITEM 1. Legal Proceedings

        See Part 1, Item 1, Note 5 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 5. Other Information

        On September 11, 2002, the Audit Committee preapproved the retention of Deloitte & Touche LLP to advise and assist EOG in connection with its efforts to secure the payment of the federal income tax refund due under EOG's 2001 federal income tax return.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 99.1 - Certification of Periodic Report of Chief Executive Officer.

             Exhibit 99.2 - Certification of Periodic Report of Principal Financial Officer.

        (b)  Reports on Form 8-K

             During the third quarter of 2002, EOG filed the following Current Reports on Form 8-K:

             - On July 24, 2002, to report certain proxy statement corrections and to provide an update on the Enron Corp. mandatorily exchangeable notes in Item 5 - Other Events; and to provide daily production and pricing estimates for second quarter 2002, to present summaries of the full year 2002 natural gas and crude oil financial price swap and physical contracts, to report anticipated financial results of the price risk management activities for the second quarter of 2002, and to provide an estimate for the full year 2002 production in Item 9 - Regulation FD Disclosure.

             - On August 12, 2002, to report the delivery of the sworn statements by the chief executive officer and the principal financial officer of EOG as required by SEC Order 4-460 in
                Item 9 - Regulation FD Disclosure.

             - On August 12, 2002, to provide estimates for the third and fourth quarters and full year 2002 in Item 9 - Regulation FD Disclosure.

             - On August 30, 2002, to provide updated summaries on the third and fourth quarters 2002 natural gas and crude oil financial price swap and costless collar contracts in Item 9 - Regulation FD Disclosure.




<PAGE 21>
                                SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EOG RESOURCES, INC.
                            (Registrant)



Date:  October 30, 2002     By: /S/ TIMOTHY K. DRIGGERS
                                    Timothy K. Driggers
                                    Vice President, Accounting
                                     and Land Administration
                                    (Principal Accounting Officer)

<PAGE 22>
                         CERTIFICATIONS


I, Mark G. Papa, the Principal Executive Officer of EOG
Resources, Inc., a Delaware corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of EOG
Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002

/S/ MARK G. PAPA
    Mark G. Papa
    Chairman of the Board and
    Chief Executive Officer


<PAGE 23>
                  CERTIFICATIONS   (Concluded)


I, Edmund P. Segner, III, the Principal Financial Officer of EOG
Resources, Inc., a Delaware corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of EOG
Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002

/S/ EDMUND P. SEGNER, III
    Edmund P. Segner, III
    President and Chief of Staff,
    and Principal Financial Officer

                               EXHIBIT INDEX


Exhibit No.         Description

  99.1        Certification of Periodic Report of Chief Executive Officer.

  99.2        Certification of Periodic Report of Principal Financial Officer.