Form 10-K
period 2002-12-31
EOG RESOURCES INC
filed 2003-03-13
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-K

x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes x No

     Aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price in the daily composite list for transactions on the New York Stock Exchange on June 28, 2002 was $4,611,553,826. As of March 10, 2003, there were
114,940,924 shares of the registrant's Common Stock, $.01 par value, outstanding.

     Documents incorporated by reference. Portions of the following documents are incorporated by reference into the indicated parts of this report: Current Report on Form 8-K filed February 20, 2003 -
Part I, II and IV; and Proxy Statement for the May 6, 2003 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2002 ("Proxy Statement") - Part III.

                           TABLE OF CONTENTS

                                                                Page
                                PART I
Item 1.  Business                                                 1
          General                                                 1
          Business Segments                                       1
          Exploration and Production                              1
          Marketing                                               4
          Wellhead Volumes and Prices, and Lease and
           Well Expenses                                          5
          Competition                                             6
          Regulation                                              6
          Enron Corp. Bankruptcy                                  8
          Other Matters                                           9
          Current Executive Officers of the Registrant           11

Item 2.  Properties
          Oil and Gas Exploration and Production
          Properties and Reserves                                12

Item 3.  Legal Proceedings                                       15

Item 4.  Submission of Matters to a Vote of Security Holders     15

                                PART II
Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                            15

Item 6.  Selected Financial Data                                 16

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    16

Item 7A. Quantitative and Qualitative Disclosures About
          Market Risk                                            17

Item 8.  Financial Statements and Supplementary Data             17

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                    17

                               PART III

Item 10. Directors and Executive Officers of the Registrant      18

Item 11. Executive Compensation                                  18

Item 12. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters             18

Item 13. Certain Relationships and Related Transactions          19

Item 14. Controls and Procedures                                 19

                               PART IV

Item 15. Financial Statements and Financial Statement Schedule,
          Exhibits and Reports on Form 8-K                       19

                              SIGNATURES

                            CERTIFICATIONS

                             PART I

ITEM 1.  Business

General

     EOG Resources, Inc., a Delaware corporation organized in 1985 ("EOG"), together with its subsidiaries, explores for, develops, produces and markets natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada and Trinidad and, to a lesser extent, selected other international areas. EOG's principal producing areas are further described under "Exploration and Production" below. EOG's website address is http://www.eogresources.com. EOG's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are made available, free of charge, through its website as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission.

     At December 31, 2002, EOG's estimated net proved natural gas reserves were 4,091 billion cubic feet ("Bcf") and estimated net proved crude oil, condensate and natural gas liquids reserves were 85 million barrels ("MMBbl") (see "Supplemental Information to Consolidated Financial Statements" on page 37 of EOG's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2003, which included financial statements of EOG for the fiscal year ended December 31, 2002 (the "Form 8-K filed on February 20, 2003")). At such date, approximately 49% of EOG's reserves (on a natural gas equivalent basis) was located in the United States, 19% in Canada and 32% in Trinidad. As of December 31, 2002, EOG employed approximately 1,000 persons, including foreign national employees.

     EOG's business strategy is to maximize the rate of return on investment of capital by controlling all operating and capital costs. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis. EOG focuses its drilling activity toward natural gas deliverability in addition to natural gas reserve replacement and to a lesser extent crude oil exploitation and exploration. EOG focuses on the cost-effective utilization of advances in technology associated with the gathering, processing and interpretation of three-dimensional seismic data, the development of reservoir simulation models, the use of new and/or improved drill bits, mud motors and mud additives, and formation logging techniques and reservoir fracturing methods. These advanced technologies are used, as appropriate, throughout EOG to reduce the risks associated with all aspects of oil and gas reserve exploration, exploitation and development. EOG implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low cost reserves. EOG also makes selected tactical acquisitions that result in additional economies of scale or land positions with significant additional prospects. Achieving and maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations are also important goals in the implementation of EOG's strategy.

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

Exploration and Production

  North American Operations

     EOG's North American operations are organized into eight operating divisions, each focusing on several basins, utilizing personnel who have developed experience and expertise unique to the geology of the region, thereby leveraging EOG's knowledge and cost structure into enhanced returns on invested capital.

     At December 31, 2002, 84% of EOG's proved United States reserves (on a natural gas equivalent basis) was natural gas and 16% was crude oil, condensate and natural gas liquids. A substantial portion of EOG's United States natural gas reserves are in long-lived fields with well-established production histories. EOG believes that opportunities exist to increase production in many of these fields through continued development and application of new technology. EOG will also continue an active exploration program, designed to extend existing fields and add new trends to our broad portfolio of North American plays. The following is a summary of significant developments during 2002 and certain drilling plans for 2003 for EOG's North American operating divisions.

     Midland, Texas Division. The Division operations are primarily focused in the Delaware, Val Verde and Midland Basin areas of West Texas, and Southeast New Mexico. During 2002, the Division continued to focus on improving drilling and exploration techniques in the Devonian Horizontal Trend with the successful implementation of dual lateral completion technology, which has lowered finding costs and improved rates of return for the play. The Division also introduced water-fracturing technology to the Devonian play with encouraging results. During 2002, the Division drilled 65 wells and net average daily production was 94 million cubic feet ("MMcf") per day of natural gas and 6.5 thousand barrels ("MBbl") per day of crude oil, condensate and natural gas liquids. The Midland Division plans an aggressive drilling program focused in the Devonian and Permo-Penn Carbonate Trends of West Texas, the Atoka/Morrow Trends in Southeast New Mexico, and in the Barnett Shale Trend of the Ft. Worth Basin. The Division will also continue to develop secondary recovery projects to increase production from existing fields. EOG has developed a wide range of new growth opportunities in the Permian Basin to ensure continued growth.

     Denver, Colorado Division. Key producing and exploration areas continue to be in the traditional core areas of Big Piney - LaBarge Platform; Vernal - Uintah Basin / Chapita / Natural Buttes; and Southwest Wyoming - Washakie Basin. During 2002, the Division continued development of these core areas and further expanded the 2001 Uintah Basin exploration successes, drilling seven delineation wells. The Division drilled or participated in 76 development wells and eight wildcats during 2002. The activity level of 2002 was moderated from 2001, primarily due to fiscal restraint brought on by lower natural gas prices throughout the Rockies. Net production for the Division in 2002 averaged 121 MMcf per day of natural gas and 6.6 MBbl per day of crude oil, condensate and natural gas liquids. EOG expects that drilling will increase in Big Piney, Wyoming and Vernal, Utah during 2003.

     Oklahoma City/Mid-Continent Division. The Mid-Continent Division had average net production during 2002 of approximately 71 MMcf per day of natural gas and 2.1 MBbl of crude oil and condensate. In the fourth quarter 2002, net average production of natural gas increased 19% to 81 MMcf per day in 2002 from 68 MMcf per day in 2001, in addition to an increase of crude oil and condensate production to 1.9 MBbl in the fourth quarter 2002 compared to 1.1 MBbl in the same period for 2001. The Division's production activities span 48 counties in four states with the volume increase resulting largely from the continued success in the Hugoton-Deep Trend drilling in Texas County, Oklahoma. The 2002 division drilling program included 128 wells in three states which resulted in 189% reserve replacement. Most notable for 2002, were seven wells drilled in the Hugoton-Deep, Marmaton play that produced 3 billion cubic feet equivalent ("Bcfe") in the last six months of 2002. In addition, the Division's Texas County War Party Waterflood produced 670 MBbl of crude oil from the Cherokee formation and the project paid out in less than ten months. The Division had numerous stratigraphic discoveries in other plays throughout the basin and expects to drill a slightly expanded program in 2003.

    Tyler, Texas Division. Key areas of production for the Division are the Sabine Uplift Region, Upper Texas Coast and Mississippi Salt Basin. During 2002, the Division drilled or participated in 55 wells. Net production for the Division averaged approximately 106 MMcf per day of natural gas and 3.9 MBbl per day of crude oil, condensate and natural gas liquids in
2002.   The Division had continued success in the Mississippi
Salt Basin, drilling for the shallow Eutaw and Selma Chalk and the deep Hosston and Sligo Formations. EOG expects drilling in these areas to continue through 2003 and expects to have an active program in the East Texas Sabine Uplift Region.

     Corpus Christi, Texas Division. The Corpus Christi Division had an active 2002, drilling 56 wells. During 2002, net production for the Division averaged 160 MMcf per day of natural gas, an increase of approximately 7% over 2001. The Division had reserve replacement through drilling of 135% and for the fifth year in a row the reserves per well drilled have increased. The principal areas of activity are in the Frio Trend in Matagorda, Nueces and San Patricio Counties, the Wilcox Trend in Duval County, and the Lobo/Roleta Trend in Webb and Zapata Counties. EOG expects that drilling will continue to be strong through 2003 in Nueces, San Patricio, Duval, Webb and Zapata Counties.

      Pittsburgh, Pennsylvania Division. In 2002, the Division drilled 200 shallow wells. Net average production increased from 13 MMcf per day of natural gas in 2001 to 20 MMcf per day of natural gas in 2002. The Division expanded its acreage position by over 60,000 net acres in key exploratory and development plays, and plans to drill in excess of 200 wells in 2003. While most of the division drilling will concentrate on development wells, several higher impact exploratory and unconventional reservoir wells will be drilled in 2003.

     Houston, Texas/Offshore Division. The Offshore Division focuses on the Gulf of Mexico in Texas and Louisiana. Two fields, Eugene Island 135 and Matagorda Island 623, account for over half of the Division's production. During 2002, total net production averaged approximately 63 MMcf per day of natural gas. Throughout 2002, the Division drilled or participated in eight wells, including a significant exploration discovery at South Timbalier 156. EOG operates and has a 50% working interest in this estimated 50 Bcfe discovery which is expected to commence sales in the third quarter of 2003. Another discovery on High Island 206 came on line in February 2003. Two successful development wells were drilled on the Matagorda Island 623 block. Deep water activity included the assignment, with regulatory permitting contingencies, of one half the working interest held in the Tuscany prospect, acquired in the 2001 Eastern Gulf Lease Sale, to an industry partner in consideration for their agreement to bear 100% of EOG's cost for drilling the initial exploratory well expected to be drilled in 2003. EOG retains a 37.5% working interest in the prospect.

     Calgary, Canada Division. The Division conducts operations through EOG's Canadian subsidiary, EOG Resources Canada Inc., from offices in Calgary, Alberta. During 2002, the Division was again successful with its strategy of drilling a large number of shallow gas wells in Western Canada, which contributed to a record 1,089 wells drilled in 2002, and increased its reserve base and production potential. Strategic property and small corporate acquisitions were also utilized to expand the shallow gas platform area in Southwest Saskatchewan and Southeast Alberta. Division net production during 2002 averaged approximately 154 MMcf per day of natural gas, as compared to 126 MMcf per day of natural gas during 2001. New wells coming on stream late in the year increased December 2002 net average deliverability to 185 MMcfe per day. Key producing areas in the Western Canadian Sedimentary Basin were Sandhills, Blackfoot, SE Alberta Shallow and Grande Prairie - Wapiti.

  Outside North America Operations

     EOG has producing operations offshore Trinidad and is evaluating exploration, exploitation and development opportunities in selected other international areas. The
Trinidad operations are conducted through its Trinidadian subsidiary, EOG Resources Trinidad Limited ("EOGRT"), from its Port of Spain, Trinidad, office.

     Trinidad. In November 1992, EOG, through its subsidiary, EOGRT, was awarded a 95% working interest concession in the South East Coast Consortium ("SECC") Block offshore Trinidad, encompassing three undeveloped fields - the Kiskadee, Ibis and Oilbird fields, previously held by three government-owned energy companies. The Kiskadee and Ibis fields have since been developed. The Oilbird field was successfully appraised by the drilling of two wells in the fourth quarter of 2001 and will be developed over the next few years. The Oilbird 2 well encountered 380 feet of net pay and the Oilbird 3 well encountered 290 feet of net pay. A discovery was made with the Parula #1 wildcat well in 2002 which encountered 370 feet of net pay. This field is scheduled to be developed and brought on stream during 2004. Existing surplus processing and transportation capacity at the Pelican field facilities owned and operated by Trinidad and Tobago government-owned companies is being used to process and transport existing production. Natural gas is being sold into the local market under a take-or-pay agreement with the National Gas Company of Trinidad and Tobago. In 2002, deliveries net to EOG averaged 135 MMcf per day of natural gas and 2.4 MBbl per day of crude oil and condensate. In August 2002, EOG and its co-owners were granted a 25-year extension of the SECC Block through December 2029.

     In July 1996, EOG, through its subsidiary, EOG Resources Trinidad-U(a) Block Ltd., signed a production sharing contract with the Government of Trinidad and Tobago for the Modified U(a) Block where EOG holds a 100% working interest. EOG drilled its first commitment well, OA-1, on this block in 1998. This well encountered over 500 feet of net pay. In the first quarter of 2001, EOG drilled the OA-2 well which encountered 305 feet of net pay and increased gross proved reserves to a field total of 870 Bcfe. In September 2001, EOG set a platform and jacket and first production began in the third quarter of 2002. This field supplies approximately 50 MMcf per day, net to EOG, under a 15-year natural gas supply contract to a 1,850 metric ton per day anhydrous ammonia plant which is owned by Caribbean Nitrogen Company Limited ("CNCL"), a Trinidadian company in which EOG has an approximate 16% equity interest. The construction of the plant was completed during the second quarter of 2002.

     In April 2002, EOG, through its subsidiary, EOG
Resources Trinidad LRL Unlimited, signed a production sharing contract with the Government of Trinidad and Tobago for the Lower Reverse "L" Block which is adjacent to the SECC Block. EOG holds a 100% working interest in the Lower
Reverse "L" Block.

     In October 2002, EOG, through its subsidiary, EOG
Resources Trinidad-U(b) Block Unlimited, signed a production sharing contract with the Government of Trinidad and Tobago for the Modified U(b) Block which is also adjacent to the SECC Block. EOG holds a 55% working interest in and operates the Modified U(b) Block and Primera Oil & Gas Ltd, a Trinidadian company, holds the remaining 45% interest.

     EOGRT owns an approximate 16% equity interest in a Trinidadian company named CNCL which has constructed an ammonia plant in Pt. Lisas, Trinidad. The other shareholders in CNCL are Ferrostaal AG and subsidiaries of Duke Energy, Halliburton and CL Financial Ltd. At December 31, 2002, investment in CNCL was approximately $14 million. CNCL commenced production in June 2002 and currently produces approximately 1,850 metric tons of ammonia daily.
At December 31, 2002, CNCL had a long-term debt balance of approximately $219 million, which is non-recourse to CNCL's shareholders. As part of the financing for CNCL, the shareholders agreed to enter into a post-completion deficiency loan agreement with CNCL to fund the costs of operation, payment of principal and interest to the principal creditor and other cash deficiencies of CNCL up to $30 million, up to approximately $5 million of which is to be provided by EOGRT. The Shareholders' Agreement requires the consent of the holders of 90% or more of the shares to take certain material actions. Accordingly, given its current level of equity ownership, EOGRT is able to exercise significant influence over the operating and financial policies of CNCL and therefore, it accounts for the investment using the equity method. During 2002, EOG recognized equity income of $0.3 million.

     Secondly, EOG, through its subsidiary, EOG Resources
Nitro2000 Limited ("EOGNitro2000"), owns an approximate 31%
equity interest in a Trinidadian company named Nitrogen
(2000) Unlimited ("N2000").  The other shareholders in N2000 are subsidiaries of Ferrostaal AG, Halliburton and CL
Financial Ltd.  At December 31, 2002, EOG's investment in
N2000 was approximately $18 million.  N2000 is constructing
an ammonia plant in Trinidad, at an expected cost of
approximately $320 million and is expected to commence
production in 2005.  At December 31, 2002, N2000 had a long-
term debt balance of approximately $7 million, the repayment of which has been guaranteed by Ferrostaal AG.  EOG has
agreed to reimburse Ferrostaal AG for approximately $400,000 in the event that Ferrostaal AG is required to pay the debt
balance.  Upon receipt of an amendment to N2000's
certificate of environmental clearance and confirmation from the lender that it is satisfied with the amendment, this
long-term debt will become non-recourse to all of N2000's
shareholders.  N2000 has received the amendment and is
awaiting confirmation from the lender that it is satisfied
with the amendment.   As part of the loan agreement for the
N2000 financing, affiliates of the shareholders have entered into a pre-completion deficiency loan agreement with N2000 to fund plant cost overruns up to $15 million, up to approximately $5 million of which is to be provided by the immediate parent company of EOGNitro2000. Affiliates of the shareholders have also entered into a post-completion deficiency loan agreement with N2000 to fund the costs of operation, payment of principal and interest to the principal creditor and other cash deficiencies of N2000 up to $30 million, up to approximately $9 million of which is to be provided by the immediate parent company of EOGNitro2000. The Shareholders' Agreement requires the consent of the holders of 90% or more of the shares to take certain material actions. Accordingly, given its current level of equity ownership, EOG, through EOGNitro2000, is able to exercise significant influence over the operating and financial policies of N2000 and therefore, it accounts for the investment using the equity method.

     In November 2002, the EOG subsidiaries along with the Ferrostaal AG affiliates entered into share purchase agreements for the sale of a portion of their shareholdings in CNCL and N2000 with a third party energy company. EOG expects the EOG subsidiaries to close these transactions during the first quarter of 2003 once certain conditions precedent have occurred. The sale will leave the EOG subsidiaries with more than a 10% equity interest in each of CNCL and N2000.
EOG does not expect these transactions to result in any gains or losses.

     At December 31, 2002, EOG held approximately 194,500 net undeveloped acres in Trinidad.

     Other International. EOG continues to evaluate other selected conventional natural gas and crude oil opportunities outside North America primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified, including the United Kingdom.


Marketing

     Wellhead Marketing. EOG's North America wellhead natural gas production is currently being sold on the spot market and under long-term natural gas contracts at market-responsive prices. In many instances, the long-term contract prices closely approximate the prices received for natural gas being sold on the spot market. Wellhead natural gas volumes from Trinidad are sold under either a contract with a fixed price schedule with annual escalations, or a contract that is price dependent on Caribbean ammonia index prices.

     Substantially all of EOG's wellhead crude oil and condensate is sold under various terms and arrangements at market-responsive prices.

     During 2002, sales to three subsidiaries of a major utility company accounted for 14% of EOG's oil and gas revenues. No other individual purchaser accounted for 10% or more of EOG's oil and gas revenues for the same period. EOG does not believe that the loss of any single purchaser will have a material adverse effect on the financial condition or results of operations of EOG.

     Other Marketing. EOG Resources Marketing, Inc. ("EOGM"), a wholly owned subsidiary of EOG, is a marketing company engaging in various marketing activities. EOGM enters into natural gas sales transactions with various purchasers under a variety of terms and conditions and supplies these sales by purchasing natural gas from various sources, including third-party producers, marketing companies and EOG's own production. In addition, EOGM has purchased and constructed several small gas gathering systems in order to facilitate its entry into the gas gathering business on a limited basis.

Wellhead Volumes and Prices, and Lease and Well Expenses

     The following table sets forth certain information regarding EOG's wellhead volumes of and average prices for natural gas per thousand cubic feet ("Mcf"), crude oil and condensate, and natural gas liquids per barrel ("Bbl"), and average lease and well expenses per thousand cubic feet equivalent ("Mcfe"- natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil, condensate or natural gas liquids) delivered during each of the three years in the period ended December 31, 2002.

                                                  Year Ended December 31,
                                                   2002    2001     2000
 Natural Gas Volumes (MMcf per day)
  United States                                     635     680      654
  Canada                                            154     126      129
  Trinidad                                          135     115      125
    Total                                           924     921      908
 Crude Oil and Condensate Volumes (MBbl per day)
  United States                                    18.8    22.0     22.8
  Canada                                            2.1     1.7      2.1
  Trinidad                                          2.4     2.1      2.6
    Total                                          23.3    25.8     27.5
 Natural Gas Liquids Volumes (MBbl per day)
  United States                                     2.9     3.5      4.0
  Canada                                            0.8     0.5      0.7
    Total                                           3.7     4.0      4.7
 Average Natural Gas Prices ($/Mcf)
  United States                                  $ 2.89  $ 4.26   $ 3.96
  Canada                                           2.67    3.78     3.33
  Trinidad                                         1.20    1.22     1.17
    Composite                                      2.60    3.81     3.49
 Average Crude Oil and Condensate Prices ($/Bbl)
  United States                                  $24.79  $25.06   $29.68
  Canada                                          23.62   22.70    27.76
  Trinidad                                        23.58   24.14    30.14
    Composite                                     24.56   24.83    29.57
 Average Natural Gas Liquids Prices ($/Bbl)
  United States                                  $14.76  $17.17   $20.45
  Canada                                          11.17   15.05    16.75
    Composite                                     14.05   16.89    19.87
 Lease and Well Expenses ($/Mcfe)
  United States                                  $ 0.45  $ 0.45   $ 0.35
  Canada                                           0.72    0.62     0.52
  Trinidad                                         0.17    0.15     0.16
    Composite                                      0.45    0.44     0.35


Competition

     EOG actively competes for reserve acquisitions and exploration/exploitation leases, licenses and concessions, frequently against companies with substantially larger financial and other resources. To the extent EOG's exploration budget is lower than that of certain of its competitors, EOG may be disadvantaged in effectively competing for certain reserves, leases, licenses and concessions. Competitive factors include price, contract terms and quality of service, including pipeline connection times and distribution efficiencies. In addition, EOG faces competition from other worldwide energy supplies, such as natural gas from Canada.

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

     The transportation and sale for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). These statutes are administered by the Federal Energy Regulatory Commission (the "FERC"). Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by EOG of its own production. All other sales of natural gas by EOG, such as those of natural gas purchased from third parties, remain jurisdictional sales subject to a blanket sales certificate under the NGA, which has flexible terms and conditions. Consequently, all of EOG's sales of natural gas currently may be made at market prices, subject to applicable contract provisions. EOG's jurisdictional sales, however, are subject to the future possibility of greater federal oversight, including the possibility that the FERC might prospectively impose more restrictive conditions on such sales.

     Since 1985, the FERC has endeavored to enhance competition in natural gas markets by making natural gas transportation more accessible to natural gas buyers and sellers on an open and nondiscriminatory basis. These efforts culminated in Order No. 636 and various rehearing orders ("Order No. 636"), which mandated a fundamental restructuring of interstate natural gas pipeline sales and transportation services, including the "unbundling" by interstate natural gas pipelines of the sales, transportation, storage, and other components of their service, and to separately state the rates for each unbundled service. Order No. 636 does not directly regulate EOG's activities, but has an indirect effect because of its broad scope. Order No. 636 has ended interstate pipelines' traditional role as wholesalers of natural gas, and substantially increased competition in natural gas markets. In spite of this uncertainty, Order No. 636 may enhance EOG's ability to market and transport its natural gas production, although it may also subject EOG to more restrictive pipeline imbalance tolerances and greater penalties for violation of such tolerances.

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

     The FERC recently began a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail natural gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to alleviate a market bias toward short-term contracts. This review culminated in part with the FERC's issuance of Order No. 637 on February 9, 2000.

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

Enron Corp. Bankruptcy

     In December 2001, Enron Corp. and certain of its affiliates, including Enron North America Corp., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. EOG recorded $19.2 million in charges associated with the Enron bankruptcies in the fourth quarter of 2001 related to certain contracts with Enron affiliates, including 2001 and 2002 natural gas and crude oil derivative contracts. Based on EOG's review of all matters related to Enron Corp. and its affiliates, EOG believes that Enron Corp.'s Chapter 11 proceedings will not have a material adverse effect on EOG's financial position.

     By an order entered on June 21, 2002, the bankruptcy judge in the Enron bankruptcy case authorized the sale of 11.5 million shares of EOG common stock held by an affiliate of Enron. On November 22, 2002, the entire 11.5 million shares were sold by the Enron affiliate to an unaffiliated broker. EOG purchased one million shares of EOG common stock from the broker, and the remaining 10.5 million shares were sold by the broker to third parties.

Other Matters

     Energy Prices. Since EOG is primarily a natural gas company, it is more significantly impacted by changes in natural gas prices than in the prices for crude oil, condensate or natural gas liquids. Average North America wellhead natural gas prices have fluctuated, at times rather dramatically, during the last three years. These fluctuations resulted in an 80% increase in the average wellhead natural gas price for North America received by EOG from 1999 to 2000, an increase of 9% from 2000 to 2001, and a decrease of 32% from 2001 to 2002. Wellhead natural gas volumes from Trinidad are sold under either a contract with a fixed price schedule with annual escalations, or a contract that is price dependent on Caribbean ammonia index prices. Substantially all of EOG's wellhead crude oil and condensate is sold under various terms and arrangements at market responsive prices. Crude oil and condensate prices also have fluctuated during the last three years. Due to the many uncertainties associated with the world political environment, the availabilities of other world wide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, EOG is unable to predict what changes may occur in natural gas, crude oil and condensate, and ammonia prices in the future.

     Risk Management. EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes derivative financial instruments, primarily price swaps and collars, and fixed price physical contracts as a means to manage this price risk.

      Presented below is a summary of EOG's 2003 natural gas financial collar contracts and natural gas and crude oil financial price swap contracts as of March 13, 2003 with prices expressed in dollars per million British thermal units ($/MMBtu) and in dollars per barrel ($/Bbl), as applicable, and notional volumes in million British thermal units per day (MMBtud) and in barrels per day (Bbld), as applicable. EOG accounts for these collar and swap contracts using mark-to-market accounting.

             Natural Gas Financial Collar Contracts            Financial Price Swap Contracts
                       Floor Price         Ceiling Price          Natural Gas         Crude Oil
                                                                        Weighted           Weighted
                   Floor     Weighted    Ceiling   Weighted              Average            Average
        Volume     Range      Average     Range     Average    Volume     Price    Volume    Price
Month  (MMBtud)  ($/MMBtu)   ($/MMBtu)  ($/MMBtu)  ($/MMBtu)  (MMBtud)  ($/MMBtu)  (Bbld)   ($/Bbl)

Jan*    50,000     $3.87      $3.87       $6.09      $6.09          --       --     2,000   $27.34
Feb*   125,000  3.76 - 4.30    4.04    5.05 - 6.30    5.87          --       --     2,000    26.91
Mar*   125,000  3.61 - 4.20    3.93    5.00 - 6.20    5.77     100,000    $5.19     4,000    27.96
Apr    125,000  3.59 - 4.02    3.82    4.80 - 6.03    5.33     100,000     4.96     5,000    27.77
May    125,000  3.54 - 3.92    3.74    4.70 - 5.92    5.24     100,000     4.82     5,000    27.04
Jun    125,000  3.56 - 3.89    3.74    4.70 - 5.90    5.25     100,000     4.77     5,000    26.43
Jul    125,000  3.59 - 3.91    3.76    4.73 - 5.91    5.27     100,000     4.77     5,000    25.90
Aug    125,000  3.60 - 3.91    3.76    4.73 - 5.91    5.27     100,000     4.77     5,000    25.49
Sep    125,000  3.60 - 3.89    3.75    4.73 - 5.89    5.26     100,000     4.74     5,000    25.19
Oct    125,000  3.60 - 3.90    3.75    4.73 - 5.90    5.27     100,000     4.74     5,000    24.90
Nov    125,000  3.77 - 4.04    3.90    4.90 - 6.04    5.43          --       --     5,000    24.70
Dec    125,000  3.92 - 4.18    4.04    5.05 - 6.18    5.57          --       --     5,000    24.47

*The January and February 2003 portions of these contracts are closed. March 2003 natural gas financial collar and natural gas financial price swap contracts are closed.

     Tight Gas Sand Tax Credits (Section 29) and Severance Tax Exemption. United States federal tax law provided a tax credit of approximately $0.52 per MMBtu of natural gas for production of certain fuels produced from nonconventional sources (including natural gas produced from tight formations), subject to a number of limitations. Fuels qualifying for the credit must be produced from a well drilled before January 1, 1993, and must have been sold before January 1, 2003.

     In 1999 and 2000, EOG entered into arrangements with a third party whereby certain Section 29 credits were sold by EOG to the third party, and payments for such credits have been received on an as-generated basis. In January 2003, these arrangements were terminated.

     Natural gas production from wells spudded or completed after May 24, 1989 and before September 1, 1996 in tight formations in Texas qualifies for a ten-year exemption from severance taxes, subject to certain limitations, during the period beginning September 1, 1991 and ending August 31, 2001. In addition, natural gas production from qualifying wells spudded or completed after August 31, 1996 and before September 1, 2002 is entitled to use a reduced severance tax rate for the first 120 consecutive months. However, the cumulative value of the tax reduction cannot exceed 50 percent of the drilling and completion costs incurred on a well by well basis.

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


Current Executive Officers of the Registrant

     The current executive officers of EOG and their names and ages are as follows:

Name                   Age            Position

Mark G. Papa            56     Chairman of the Board and Chief
                                Executive Officer; Director

Edmund P. Segner, III   49     President and Chief of Staff; Director

Loren  M. Leiker        49     Executive Vice President, Exploration
                                and Development

Gary L. Thomas          53     Executive Vice President, Operations

Barry  Hunsaker,  Jr.   52     Senior Vice President and General
                                Counsel

Timothy K. Driggers     41     Vice President, Accounting and Land
                                Administration

     Mark G. Papa was elected Chairman of the Board and Chief
Executive Officer of EOG in August 1999, President and Chief Executive Officer and Director in September 1998, President and Chief Operating Officer in September 1997, President in December 1996 and was President-North America Operations from February 1994 to September 1998. Mr. Papa joined Belco Petroleum Corporation, a predecessor of EOG, in 1981.

     Edmund P. Segner, III became President and Chief of Staff and Director of EOG in August 1999. He became Vice Chairman and Chief of Staff of EOG in September 1997. He was a director of EOG from January 1997 to October 1997. Mr. Segner is EOG's principal financial officer.

     Loren M. Leiker was elected Executive Vice President,
Exploration in May 1998 and was subsequently named Executive Vice
President, Exploration and Development.  He was previously Senior
Vice President, Exploration. Mr. Leiker joined the international division of EOG in April 1989 as Exploration Manager.

     Gary L. Thomas was elected Executive Vice President, North America Operations in May 1998 and was subsequently named Executive Vice President, Operations. He was previously Senior Vice President and General Manager of EOG's Midland Division. Mr. Thomas joined a predecessor of EOG in July 1978.

     Barry Hunsaker, Jr. has been Senior Vice President and
General Counsel since he joined EOG in May 1996.

     Timothy K. Driggers was elected Vice President and
Controller of EOG in October 1999 and was subsequently named Vice
President, Accounting and Land Administration. He held management positions in the Financial Planning and Reporting
Department of EOG from August 1995 to September 1998 and its former majority shareholder, Enron Corp., from October 1998 through September 1999. Mr. Driggers is EOG's principal accounting officer.

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

ITEM 2.  Properties

Oil and Gas Exploration and Production Properties and Reserves

     Reserve Information. For estimates of EOG's net proved and proved developed reserves of natural gas and liquids, including crude oil, condensate and natural gas liquids, see "Supplemental Information to Consolidated Financial Statements" in the Form 8-K filed on February 20, 2003.

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

     Acreage. The following table summarizes EOG's developed and undeveloped acreage at December 31, 2002. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

                                  Developed              Undeveloped                Total
                              Gross        Net        Gross        Net       Gross         Net
United States
 Texas                       436,193     266,141     801,028     716,586   1,237,221     982,727
 Wyoming                     167,433     126,583     475,598     336,777     643,031     463,360
 Oklahoma                    202,357     137,330     187,207     145,580     389,564     282,910
 Offshore Gulf of Mexico     222,873      73,677     154,440      78,107     377,313     151,784
 New Mexico                  106,017      67,300     184,766     121,859     290,783     189,159
 Pennsylvania                 78,344      66,985     109,570     100,887     187,914     167,872
 Utah                         74,514      50,449     185,470     116,843     259,984     167,292
 West Virginia                96,302      96,062      82,479      56,446     178,781     152,508
 Montana                     119,326         630     177,259     141,983     296,585     142,613
 Ohio                         69,932      66,911      30,080      30,467     100,012      97,378
 California                    2,577       1,647      94,895      93,185      97,472      94,832
 New York                          -           -     101,502      84,008     101,502      84,008
 Colorado                     21,335       1,294     113,922      72,452     135,257      73,746
 South Dakota                      -           -      50,958      50,958      50,958      50,958
 Mississippi                  11,763      10,770      31,400      30,208      43,163      40,978
 Louisiana                    10,763       9,387      26,278      21,890      37,041      31,277
 Michigan                          -           -      42,050      22,819      42,050      22,819
 Kansas                       10,886       8,705       5,864       3,526      16,750      12,231
 Nevada                            -           -      11,744      11,744      11,744      11,744
 North Dakota                  3,251       1,851       6,814       6,439      10,065       8,290
 Arkansas                      3,042       1,143         628         228       3,670       1,371
 Alabama                           -           -         212         193         212         193
  Total United States      1,636,908     986,865   2,874,164   2,243,185   4,511,072   3,230,050

Canada
 Saskatchewan                372,861     339,822     144,318     132,197     517,179     472,019
 Alberta                     796,792     560,934     489,055     420,857   1,285,847     981,791
 Manitoba                     13,363      11,981      57,515      57,515      70,878      69,496
 British Columbia              1,298         806      29,223      21,103      30,521      21,909
 New Brunswick                   219          33           -           -         219          33
 Northwest Territories             -           -   1,139,140     266,249   1,139,140     266,249
  Total Canada             1,184,533     913,576   1,859,251     897,921   3,043,784   1,811,497

Trinidad                      41,546      40,379     240,540     194,532     282,086     234,911

  Total                    2,862,987   1,940,820   4,973,955   3,335,638   7,836,942   5,276,458

     Producing Well Summary. The following table reflects EOG's ownership in gas and oil wells located in Texas, the Gulf of Mexico, Oklahoma, New Mexico, Utah, Pennsylvania, Wyoming, and various other states, Canada and Trinidad at December 31, 2002. Gross gas and oil wells include 545 with multiple completions.

                                             Productive Wells
                                              Gross      Net

     Gas                                      12,561    9,269
     Oil                                       1,569    1,311
         Total                                14,130   10,580


     Drilling and Acquisition Activities. During the years ended December 31, 2002, 2001 and 2000 EOG spent approximately $836 million, $1,163 million and $710 million, respectively, for exploratory and development drilling and acquisition of leases and producing properties. EOG drilled, participated in the drilling of or acquired wells as set out in the table below for the periods indicated:

                                              Year Ended December 31,
                                    2002               2001               2000
                              Gross      Net     Gross      Net      Gross     Net
Development Wells Completed
 North America
  Gas                         1,465   1,204.93   1,550   1,311.86     743     611.93
  Oil                            88      64.27     124     107.06      93      83.46
  Dry                            84      74.88      95      81.68      51      44.03
    Total                     1,637   1,344.08   1,769   1,500.60     887     739.42
 Outside North America
  Gas                             -          -       3       2.90       -          -
  Oil                             -          -       -          -       -          -
  Dry                             -          -       -          -       -          -
    Total                         -          -       3       2.90       -          -
  Total Development           1,637   1,344.08   1,772   1,503.50     887     739.42
Exploratory Wells Completed
 North America
  Gas                            22      17.97      24      18.38      19      11.85
  Oil                             4       3.00      10       7.10       4       4.00
  Dry                            22      17.87      29      23.05      26      20.00
    Total                        48      38.84      63      48.53      49      35.85
 Outside North America
  Gas                             1       0.95       -          -       -          -
  Oil                             -          -       -          -       -          -
  Dry                             -          -       1       0.25       1       1.00
    Total                         1       0.95       1       0.25       1       1.00
 Total Exploratory               49      39.79      64      48.78      50      36.85
    Total                     1,686   1,383.87   1,836   1,552.28     937     776.27
Wells in Progress at end
 of period                       50      42.93      71      59.04      46      40.19
    Total                     1,736   1,426.80   1,907   1,611.32     983     816.46
Wells Acquired*
  Gas                           664     374.06   1,089     981.53   1,315     985.37
  Oil                             7       4.21      53      51.04     168     120.70
    Total                       671     378.27   1,142   1,032.57   1,483   1,106.07

*Includes the acquisition of additional interests in certain wells in which EOG previously owned an interest.

     All of EOG's drilling activities are conducted on a contract basis with independent drilling contractors. EOG owns no drilling equipment.

ITEM 3.  Legal Proceedings

     The information required by this Item is incorporated by reference from the Contingencies section in Note 7 of Notes to Consolidated Financial Statements included in the Form 8-K filed on February 20, 2003 and attached hereto as Exhibit 99.1.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.


                               PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
Shareholder Matters

     The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock of EOG, as reported on the New York Stock Exchange Composite Tape, and the amount of cash dividends declared per share.

                              Price Range              Cash
                         High            Low         Dividend
2002
     First Quarter      $41.32         $30.50         $0.040
     Second Quarter      44.15          37.11          0.040
     Third Quarter       39.68          30.02          0.040
     Fourth Quarter      42.00          32.40          0.040
2001
     First Quarter      $55.50         $39.30         $0.035
     Second Quarter      49.86          34.91          0.040
     Third Quarter       36.99          25.80          0.040
     Fourth Quarter      39.66          27.65          0.040

     As of March 10, 2003 there were approximately 400 record holders of EOG's common stock, including individual participants in security position listings. There are an estimated 62,500 beneficial owners of EOG's common stock, including shares held in street name.

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


ITEM 6.  Selected Financial Data

                                                                    Year Ended December 31,
(In Thousands, Except Per Share Amounts)            2002         2001         2000         1999            1998

Statement of Income Data:
Net Operating Revenues                          $1,095,036   $1,654,887   $1,489,895   $  842,099      $  808,252
Operating Expenses
  Lease and Well                                   179,429      175,446      140,915      132,233         137,932
  Exploration Costs                                 60,228       67,467       67,196       52,773          65,940
  Dry Hole Costs                                    46,749       71,360       17,337       11,893          22,751
  Impairments                                       68,430       79,156       46,478      161,817(1)       32,904
  Depreciation, Depletion and Amortization         398,036      392,399      359,265      329,668         314,278
  General and Administrative                        88,952       79,963       66,932       82,857          69,010
  Taxes Other Than Income                           71,881       95,333       94,909       52,670          51,776
  Charges Associated with Enron Bankruptcy               -       19,211            -            -               -
  Total                                            913,705      980,335      793,032      823,911         694,591
Operating Income                                   181,331      674,552      696,863       18,188         113,661
Other Income (Expense), Net                         (2,005)       2,003       (2,300)     611,343(2)       (4,800)
Interest Expense (Net Of Interest Capitalized)      59,654       45,110       61,006       61,819          48,579
Income Before Income Taxes                         119,672      631,445      633,557      567,712          60,282
Income Tax Provision (Benefit)                      32,499      232,829      236,626       (1,382)(3)       4,111(4)
Net Income                                          87,173      398,616      396,931      569,094          56,171
Preferred Stock Dividends                           11,032       10,994       11,028          535               -
Net Income Available to Common                  $   76,141   $  387,622   $  385,903   $  568,559      $   56,171
Net Income Per Share Available to Common
  Basic                                         $     0.66   $     3.35   $     3.30   $     4.04      $     0.36
  Diluted                                       $     0.65   $     3.30   $     3.24   $     4.01      $     0.36
Average Number of Common Shares
  Basic                                            115,335      115,765      116,934      140,648         154,002
  Diluted                                          117,245      117,488      119,102      141,627         154,573

                                                                         At December 31,
(In Thousands)                                      2002         2001         2000         1999            1998
Balance Sheet Data:
Net Oil and Gas Properties                      $3,321,548   $3,055,910   $2,525,007   $2,334,928      $2,676,363
Total Assets                                     3,814,006    3,414,044    3,001,253    2,610,793       3,018,095
Long-Term Debt
  Third Party                                    1,145,132      855,969      859,000      990,306         942,779
  Affiliate                                              -            -            -            -         200,000
Deferred Revenue                                         -            -            -            -           4,198
Shareholders' Equity                             1,672,395    1,642,686    1,380,925    1,129,611       1,280,304

(1) Includes $133 million non-cash charges in connection with impairments and/or EOG's decision to dispose of projects no longer deemed central to its business.
(2) Includes a $575 million tax-free gain on the share exchange transactions with a former majority shareholder.
(3) Includes benefits of $8 million relating to tight gas sands federal income tax credits.
(4) Includes a benefit of $2 million related to the final audit assessments of India taxes for certain prior years, a benefit of $3.8 million related to reduced deferred franchise taxes, $3.5 million related to cumulative Venezuela deferred tax benefits and $12 million relating to tight gas sands federal income tax credits.

ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Information required by this Item is incorporated by reference from pages 4 through 13 of the Form 8-K filed on February 20, 2003 and attached hereto as Exhibit 99.1.

Information Regarding Forward-Looking Statements

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, including, among others, statements regarding EOG's future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "strategy," "intend," "plan," "target" and "believe" or the negative of those terms or other variations of them or by comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning future operating results, the ability to replace or increase reserves or to increase production, or the ability to generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: the timing and extent of changes in commodity prices for crude oil, natural gas and related products and interest rates; the extent and effect of any hedging activities engaged in by EOG; the extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may therefore be imprecise; political developments around the world, including terrorist activities and responses to such activities; acts of war; and financial market conditions. In light of these risks, uncertainties and assumptions, the events anticipated by EOG's forward-looking statements might not occur. EOG undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM  7A. Quantitative and Qualitative Disclosures About Market
Risk

     EOG's exposure to interest rate risk and commodity price risk is discussed respectively in the Financing and Outlook sections of the "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity," which is incorporated by reference from pages 7 through 10 of the Form 8-K filed on February 20, 2003. EOG's exposure to foreign currency exchange rate risks and other market risks is insignificant.

ITEM 8.  Financial Statements and Supplementary Data

   Information required by this Item is incorporated by reference from portions of the Form 8-K filed on February 20, 2003 and attached hereto as Exhibit 99.1 as indicated:

     Cross Reference to Applicable Sections        Beginning
     of Form 8-K filed on February 20, 2003         on Page

     Reports of Independent Public Accountants         15
     Consolidated Financial Statements                 17
     Notes to Consolidated Financial Statements        21
     Supplemental Information to Consolidated
      Financial Statements                             37
     Unaudited Quarterly Financial Information         45

ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     The required information has been previously reported in
Item 4 of EOG's Current Report on Form 8-K filed with the
Securities and Exchange Commission on March 1, 2002.


                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by this Item regarding directors is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2002, under the caption entitled "Election of Directors."

     See list of "Current Executive Officers of the Registrant" in Part I located elsewhere herein.

ITEM 11.  Executive Compensation

     The information required by this Item is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2002, under the caption "Compensation of Directors and Executive Officers."

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

     EOG has various stock plans under which employees and non-employee members of the Board of Directors of EOG and its subsidiaries have been or may be granted certain equity compensation consisting of stock options and restricted stock and units. The following table sets forth data for EOG's stock plans aggregated by the various plans approved by security holders and those plans not approved by security holders for the year ended 2002. (In thousands, except per share data.)

                                                   2002
                                    Outstanding   Average   Available
                                         At        Grant    For Future
                                    December 31    Price      Grant
Plan Category

Equity Compensation Plans
 Approved by Security Holders          2,374      $29.05      1,796

Equity Compensation Plans
 Not Approved by Security Holders      6,243      $27.13      1,136

Total                                  8,617      $27.66      2,932

     Stock Plans Not Approved by Security Holders. EOG maintains the 1994 Stock Plan, which provides equity compensation to employees who are not officers within the meaning of Rule 16a-1 of the Securities Exchange Act of 1934, as amended. Under the plan, employees have been or may be granted stock options (rights to purchase shares of common stock of EOG at a price not less than the market price of the stock at the date of grant). Stock options vest either immediately at the date of grant or up to four years from the date of grant based on the nature of the grants and as defined in individual grant agreements. Terms for stock options granted under the plan have not exceeded a maximum term of 10 years. Employees have also been or may be granted restricted shares and/or units without cost to the employee. The shares and units granted vest to the employee at various times ranging from one to five years as defined in individual grant agreements. Upon vesting, restricted shares are released to the employee. Upon vesting, restricted units are converted into one share of common stock and released to the employee.

     The Board of Directors of EOG also approved a one-time grant to non-employee directors of EOG in 1998 and a one-time grant to non-employee directors of EOG Resources Trinidad Ltd. in 1999. The grants have a 10-year term and vested 50% on the first anniversary and 50% on the second anniversary of the date of grant.

     Deferral Plan Phantom Stock Account. EOG maintains the 1996 Deferral Plan under which payment of base salary, annual bonus and director fees may be deferred to a later specified date. Participants may choose to have their deferrals of compensation placed into a Phantom Stock Account, in which deferrals are treated as if they had purchased shares of EOG common stock at the closing stock price on the date of deferral. Dividends are credited quarterly and treated as if reinvested in EOG common
stock.   Payment of the Phantom Stock Account is made in actual
shares of EOG common stock. A total of 60,000 shares have been registered for issuance under the plan. As of December 31, 2002, 29,125 phantom stock units had been issued and 30,875 remained available for issuance under the plan.

     Other information required by this Item is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2002, under the captions "Election of Directors" and "Compensation of Directors and Executive
Officers."

ITEM 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference from the Proxy Statement to be filed within 120 days after December 31, 2002, under the caption "Certain
Transactions."

ITEM 14.  Controls and Procedures

     Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this report on Form 10-K, the Chairman of the Board and Chief Executive Officer, Mark G. Papa, and the President and Chief of Staff, and Principal Financial Officer, Edmund P. Segner, III, have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.


                               PART IV

ITEM 15.  Financial Statements and Financial Statement Schedule,
Exhibits and Reports on Form 8-K

     Information required by this Item is incorporated by reference from portions of the Form 8-K filed on February 20, 2003 and attached hereto as Exhibit 99.1 as indicated:

(a)(1)   Financial Statements and Supplemental Data

     Cross Reference to Applicable Sections        Beginning
     of Form 8-K filed on February 20, 2003         on Page

     Consolidated Financial Statements                 17
     Notes to Consolidated Financial Statements        21
     Supplemental Information to Consolidated
      Financial Statements                             37
     Unaudited Quarterly Financial Information         45

            REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of EOG Resources, Inc.
Houston, Texas

We have audited the financial statements of EOG Resources, Inc. as of December 31, 2002, and for the year in the period ended December 31, 2002, and have issued our report thereon dated February 19, 2003; such financial statements and report are included in your Current Report on Form 8-K dated February 20, 2003, and are incorporated herein by reference. Our audits also included the financial statement schedule of EOG Resources, Inc, listed in Item 15. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

February 19, 2003

     EOG dismissed Arthur Andersen LLP on February 27, 2002 and subsequently engaged Deloitte & Touche LLP as its independent auditors. The predecessor auditor's report appearing below is a copy of Arthur Andersen's previously issued report dated February 21, 2002. Since EOG is unable to obtain a current manually signed audit report, a copy of Arthur Andersen's most recent signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.


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


                                  ARTHUR ANDERSEN LLP

Houston, Texas
February 21, 2002

(a)(2) Financial Statement Schedule

       Schedule II

                          EOG RESOURCES, INC.

          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        For the Years Ended December 31, 2002, 2001 and 2000
                            (In Thousands)
Column A                              Column B     Column C       Column D        Column E
                                                   Additions    Deductions for
                                     Balance at    Charged to    Purpose for     Balance at
                                    Beginning of   Costs and    Which Reserves     End of
Description                             Year       Expenses      Were Created       Year

2002
 Reserves deducted from assets
  to which they apply--
  Allowance for Doubtful Accounts     $20,114       $   182        $    9          $20,287

2001
 Reserves deducted from assets
  to which they apply--
  Allowance for Doubtful Accounts     $ 1,558       $19,211        $  655          $20,114

2000
 Reserves deducted from assets
  to which they apply--
  Allowance for Doubtful Accounts     $ 1,060       $   500        $    2          $ 1,558

   Other financial statement schedules have been omitted because they are inapplicable or the information required therein is included elsewhere in the consolidated financial statements or notes thereto.


  (a)(3) Exhibits

         See pages 23 through 28 for a listing of the exhibits.

  (b) Reports on Form 8-K

   Current Report on Form 8-K filed on October 22, 2002 to provide estimate for the fourth quarter and full year 2002 in
Item 9 - Regulation FD Disclosure.

   Current Report on Form 8-K filed on December 11, 2002 to report an amendment to EOG's Rights Agreement dated as of February 14, 2000 between EOG and EquiServe Trust Company, N.A. in Item 5 - Other Events and to present as an exhibit the said amendment in Item 7 - Financial Statements and Exhibits.

                               EXHIBITS

     Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to EOG's Form S-1
Registration Statement, Registration No. 33-30678, filed on August 24, 1989 ("Form S-1"), or as otherwise indicated.

Exhibit
Number                          Description

3.1(a)     --   Restated Certificate of Incorporation (Exhibit 3.1 to
                Form S-1).

3.1(b)     --   Certificate of Amendment of Restated Certificate of
                Incorporation (Exhibit 4.1(b) to Form S-8 Registration
                Statement No. 33-52201, filed February 8, 1994).

3.1(c)     --   Certificate of Amendment of Restated Certificate of
                Incorporation (Exhibit 4.1(c) to Form S-8 Registration
                Statement No. 33-58103, filed March 15, 1995).

3.1(d)     --   Certificate of Amendment of Restated Certificate of
                Incorporation, dated June 11, 1996 (Exhibit 3(d) to Form S-3
                Registration Statement No. 333-09919, filed August 9, 1996).

3.1(e)     --   Certificate of Amendment of Restated Certificate of
                Incorporation, dated May 7, 1997 (Exhibit 3(e) to Form S-3
                Registration Statement No. 333-44785, filed January 23,
                1998).

3.1(f)     --   Certificate of Ownership and Merger, dated August 26,
                1999 (Exhibit 3.1(f) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

3.1(g)     --   Certificate of Designations of Series E Junior
                Participating Preferred Stock, dated February 14, 2000
                (Exhibit 2 to Form 8-A Registration Statement, filed
                February 18, 2000).

3.1(h)     --   Certificate of Designation, Preferences and Rights of
                Fixed Rate Cumulative Perpetual Senior Preferred Stock,
                Series B, dated July 19, 2000 (Exhibit 3.1(h) to EOG's
                Registration Statement on Form S-3 Registration Statement No.
                333-46858, filed September 28, 2000).

3.1(i)     --   Certificate of Designation, Preferences and Rights of
                the Flexible Money Market Cumulative Preferred Stock, Series
                D, dated July 25, 2000 (Exhibit 3.1(i) to EOG's Registration
                Statement on Form S-3 Registration Statement No. 333-46858, filed September 28, 2000).

3.1(j)     --   Certificate of Elimination of the Fixed Rate Cumulative
                Perpetual Senior Preferred Stock, Series A, dated September
                15, 2000 (Exhibit 3.1(j) to EOG's Registration Statement on
                Form S-3 Registration Statement No. 333-46858, filed
                September 28, 2000).

3.1(k)     --   Certificate of Elimination of the Flexible Money Market
                Cumulative Preferred Stock, Series C, dated September 15,
                2000 (Exhibit 3.1(k) to EOG's Registration Statement on Form
                S-3 Registration Statement No. 333-46858, filed September 28,
                2000).

*3.2       --   By-laws, dated August 23, 1989, as amended and restated
                effective as of February 20, 2003.

4.1(a)     --   Specimen of Certificate evidencing the Common Stock
                (Exhibit 3.3 to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

4.1(b)     --   Specimen of Certificate Evidencing Fixed Rate Cumulative
                Perpetual Senior Preferred Stock, Series B (Exhibit 4.3(g) to
                EOG's Registration Statement on Form S-4 Registration
                Statement No. 333-36056, filed June 7, 2000).

Exhibit
Number                          Description

4.1(c)     --   Specimen of Certificate Evidencing Flexible Money Market
                Cumulative Preferred Stock, Series D (Exhibit 4.3(g) to EOG's
                Registration Statement on Form S-4 Registration Statement No.
                333-36416, filed June 12, 2000).

4.2        --   Rights Agreement, dated as of February 14, 2000, between
                EOG and First Chicago Trust Company of New York, which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
                (Exhibit 1 to EOG's Registration Statement on Form 8-A, filed
                February 18, 2000).

4.3        --   Form of Rights Certificate (Exhibit 3 to EOG's
                Registration Statement on Form 8-A, filed February 18, 2000).

4.4        --   Indenture dated as of September 1, 1991, between EOG and
                Chase Bank of Texas National Association (formerly, Texas
                Commerce Bank National Association) (Exhibit 4(a) to EOG's
                Registration Statement on Form S-3 Registration Statement No.
                33-42640, filed September 6, 1991).

4.5        --   Indenture dated as of _________, 2000, between EOG and
                The Bank of New York (Exhibit 4.6 to EOG's Registration
                Statement on Form S-3 Registration Statement No. 333-46858, filed September 28, 2000).

4.6        --   Amendment, dated as of December 13, 2001, to the Rights
                Agreement, dated as of February 14, 2000, between EOG and First Chicago Trust Company of New York, as rights agent
                (Exhibit 2 to Amendment No. 1 to EOG's Registration Statement on Form 8-A/A filed December 14, 2001).

4.7        --   Letter dated December 13, 2001, from First Chicago Trust
                Company of New York to EOG resigning as rights agent effective January 12, 2002 (Exhibit 3 to Amendment No. 2 to
                EOG's Registration Statement on Form 8-A/A filed February 7,
                2002).

4.8        --   Amendment, dated as of December 20, 2001, to the Rights
                Agreement, dated as of February 14, 2000, as amended, between EOG and First Chicago Trust Company of New York, as rights agent (Exhibit 4 to Amendment No. 2 to EOG's Registration
                Statement on Form 8-A/A filed February 7, 2002).

4.9        --   Letter dated December 20, 2001, from EOG Resources, Inc.
                to EquiServe Trust Company, N.A. appointing EquiServe Trust
                Company, N.A. as successor rights agent (Exhibit 5 to Amendment No. 2 to EOG's Registration Statement on Form 8-A/A filed February 7, 2002).

4.10       --   Amendment, dated as of April 11, 2002, to the Rights
                Agreement, dated as of February 14, 2000, as amended, between EOG and Equiserve Trust Company, N.A., as rights agent
                (Exhibit 4.1 to EOG's Current Report on Form 8-K, filed April
                12, 2002).

4.11       --   Amendment, dated as of December 10, 2002, to the Rights
                Agreement, dated as of February 14, 2000, as amended, between EOG and Equiserve Trust Company, N.A., as rights agent
                (Exhibit 4.1 to EOG's Current Report on Form 8-K, filed
                December 11, 2002).

10.1(a)    --   Amended and Restated 1994 Stock Plan (Exhibit 4.3 to
                Form S-8 Registration Statement No. 33-58103, filed March 15,
                1995).

10.1(b)    --   Amendment to Amended and Restated 1994 Stock Plan, dated
                effective as of December 12, 1995 (Exhibit 4.3(a) to EOG's
                Annual Report on Form 10-K for the year ended December 31,
                1995).

10.1(c)    --   Amendment to Amended and Restated 1994 Stock Plan, dated
                effective as of December 10, 1996 (Exhibit 4.3(a) to Form S-8
                Registration Statement No. 333-20841, filed January 31,
                1997).

Exhibit
Number                          Description

10.1(d)    --   Third Amendment to Amended and Restated 1994 Stock Plan,
                dated effective as of December 9, 1997 (Exhibit 4.3(d) to EOG's Annual Report on Form 10-K for the year ended
                December 31, 1997).

10.1(e)    --   Fourth Amendment to Amended and Restated 1994 Stock
                Plan, dated effective as of May 5, 1998 (Exhibit 4.3(e) to
                EOG's Annual Report on Form 10-K for the year ended
                December 31, 1998).

10.1(f)    --   Fifth Amendment to Amended and Restated 1994 Stock Plan,
                dated effective as of December 8, 1998 (Exhibit 4.3(f) to EOG's Annual Report on Form 10-K for the year ended
                December 31, 1998).

10.1(g)    --   Sixth Amendment to Amended and Restated 1994 Stock Plan,
                dated effective as of May 8, 2001 (Exhibit 10.1(g) to EOG's
                Annual Report on Form 10-K for the year ended December 31,
                2001).

10.2(a)    --   Stock Restriction and Registration Agreement dated as of
                August 23, 1989 (Exhibit 10.2 to Form S-1).

10.2(b)    --   Amendment to Stock Restriction and Registration
                Agreement, dated December 9, 1997, between EOG and Enron
                Corp. (Exhibit 10.2(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1997).

10.3       --   Tax Allocation Agreement, entered into effective as of
                the Deconsolidation Date, between Enron Corp., EOG, and the subsidiaries of EOG listed therein as additional parties
                (Exhibit 10.3 to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.4(a)    --   Share Exchange Agreement, dated as of July 19, 1999,
                between Enron Corp. and EOG (Exhibit 2 to Form S-3
                Registration Statement No. 333-83533, filed July 23, 1999).

10.4(b)    --   Letter Amendment, dated July 30, 1999, to Share Exchange
                Agreement, between Enron Corp. and EOG (Exhibit 2.2 to EOG's
                Current Report on Form 8-K, filed August 31, 1999).

10.4(c)    --   Letter Amendment, dated August 10, 1999, to Share
                Exchange Agreement, between Enron Corp. and EOG (Exhibit 2.3 to EOG's Current Report on Form 8-K, filed August 31, 1999).

10.4(d)    --   Consent Agreement between EOG, Enron Corp., Enron
                Finance Partners, LLC, Enron Intermediate Holdings, LLC,
                Enron Asset Holdings, LLC and Aeneas, LLC, dated November 28,
                2000.

10.5       --   Amended and Restated 1993 Nonemployee Directors Stock
                Option Plan (Exhibit A to EOG's Proxy Statement, dated March
                28, 2002, with respect to EOG's Annual Meeting of
                Shareholders).

10.7(a)    --   1992 Stock Plan (As Amended and Restated Effective
                June 28, 1999) (Exhibit A to EOG's Proxy Statement, dated
                June 4, 1999, with respect to EOG's Annual Meeting of
                Shareholders).

10.7(b)    --   First Amendment to 1992 Stock Plan (As Amended and
                Restated Effective June 28, 1999) dated effective as of May
                8, 2001 (Exhibit 10.7(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 2001).

10.8       --   Equity Participation and Business Opportunity Agreement,
                dated December 9, 1997, between EOG and Enron Corp.
                (Exhibit 10 to Form S-3 Registration Statement No. 333-44785, filed January 23, 1998).

10.9(a)    --   1996 Deferral Plan (Exhibit 10.63(a) to EOG's Annual
                Report on Form 10-K for the year ended December 31, 1997).

10.9(b)    --   First Amendment to 1996 Deferral Plan, dated effective
                as of December 9, 1997 (Exhibit 10.63(b) to EOG's Annual
                Report on Form 10-K for the year ended December 31, 1997).

Exhibit
Number                          Description

10.9(c)    --   Second Amendment to 1996 Deferral Plan, dated effective
                as of December 8, 1998 (Exhibit 10.63(c) to EOG's Annual
                Report on Form 10-K for the year ended December 31, 1998).

10.9(d)    --   1996 Deferral Plan, as amended and restated effective
                May 8, 2001 (Exhibit 4.4 to Form S-8 Registration Statement
                No. 333-84014, filed March 8, 2002).

*10.9(e)   --   First Amendment to 1996 Deferral Plan, as amended and
                restated effective May 8, 2001, effective as of September 10, 2002.

10.10(a)   --   Executive Employment Agreement between EOG and Mark G.
                Papa, effective as of November 1, 1997 (Exhibit 10.64 to
                EOG's Annual Report on Form 10-K for the year ended
                December 31, 1997).

10.10(b)   --   First Amendment to Executive Employment Agreement
                between EOG and Mark G. Papa, effective as of February 1,
                1999 (Exhibit 10.64(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.10(c)   --   Second Amendment to Executive Agreement between EOG and
                Mark G. Papa, effective as of June 28, 1999 (Exhibit 10.64(c) to EOG's Annual Report on Form 10-K for the year ended
                December 31, 1999).

10.10(d)   --   Third Amendment to Executive Employment Agreement between
                EOG and Mark G. Papa, entered into on June 20, 2001, and made effective as of June 1, 2001 (Exhibit 10.10(d) to EOG's
                Annual Report on Form 10-K for the year ended December 31,
                2001).

10.10(e)   --   Change of Control Agreement between EOG and Mark G. Papa,
                effective as of June 20, 2001 (Exhibit 10.10(e) to EOG's
                Annual Report on Form 10-K for the year ended December 31,
                2001).

10.11(a)   --   Executive Employment Agreement between EOG and Edmund P.
                Segner, III, effective as of September 1, 1998
                (Exhibit 10.65(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1998).

10.11(b)   --   First Amendment to Executive Employment Agreement
                between EOG and Edmund P. Segner, III, effective as of February 1, 1999 (Exhibit 10.65(b) to EOG's Annual Report on
                Form 10-K for the year ended December 31, 1998).

10.11(c)   --   Second Amendment to Executive Employment Agreement
                between EOG and Edmund P. Segner, III, effective as of June 28, 1999 (Exhibit 10.65(c) to EOG's Annual Report on
                Form 10-K for the year ended December 31, 1999).

10.11(d)   --   Third Amendment to Executive Employment Agreement
                between EOG and Edmund P. Segner, III, entered into on June
                22, 2001, and made effective as of June 1, 2001 (Exhibit
                10.11(d) to EOG's Annual Report on Form 10-K for the year ended December 31, 2001).

10.11(e)   --   Change of Control Agreement between EOG and Edmund P.
                Segner, III, effective as of June 22, 2001 (Exhibit 10.11(e) to EOG's Annual Report on Form 10-K for the year ended
                December 31, 2001).

10.12(a)   --   Executive Employment Agreement between EOG and Barry
                Hunsaker, Jr., effective as of September 1, 1998 (Exhibit
                10.66(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number                          Description

10.12(b)   --   First Amendment to Executive Employment Agreement
                between EOG and Barry Hunsaker, Jr., effective as of December 21, 1998 (Exhibit 10.66(b) to EOG's Annual Report on
                Form 10-K for the year ended December 31, 1999).

10.12(c)   --   Second Amendment to Executive Employment Agreement
                between EOG and Barry Hunsaker, Jr., effective as of February 1, 1999 (Exhibit 10.66(c) to EOG's Annual Report on
                Form 10-K for the year ended December 31, 1999).

10.12(d)   --   Third Amendment to Executive Employment Agreement
                between EOG and Barry Hunsaker, Jr., entered into on June 29,
                2001, and made effective as of June 1, 2001 (Exhibit 10.12(d) to EOG's Annual Report on Form 10-K for the year ended
                December 31, 2001).

10.12(e)   --   Change of Control Agreement between EOG and Barry
                Hunsaker, Jr., effective as of June 29, 2001 (Exhibit
                10.12(e) to EOG's Annual Report on Form 10-K for the year ended December 31, 2001).

10.13(a)   --   Executive Employment Agreement between EOG and Loren M
                Leiker, effective as of March 1, 1998 (Exhibit 10.67(a) to
                EOG's Annual Report on Form 10-K for the year ended December
                31, 1999).

10.13(b)   --   First Amendment to Executive Employment Agreement
                between EOG and Loren M. Leiker, effective as of February 1,
                1999 (Exhibit 10.67(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

10.13(c)   --   Second Amendment to Executive Employment Agreement
                between EOG and Loren M. Leiker, entered into on July 1,
                2001, and made effective as of June 1, 2001 (Exhibit 10.13(c) to EOG's Annual Report on Form 10-K for the year ended
                December 31, 2001).

10.13(d)   --   Change of Control Agreement between EOG and Loren M.
                Leiker, effective as of July 1, 2001 (Exhibit 10.13(d) to
                EOG's Annual Report on Form 10-K for the year ended December
                31, 2001).

10.14(a)   --   Executive Employment Agreement between EOG and Gary L.
                Thomas, effective as of September 1, 1998 (Exhibit 10.68(a) to EOG's Annual Report on Form 10-K for the year ended
                December 31, 1999).

10.14(b)   --   First Amendment to Executive Employment Agreement
                between EOG and Gary L. Thomas, effective as of February 1,
                1999 (Exhibit 10.68(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

10.14(c)   --   Second Amendment to Executive Employment Agreement
                between EOG and Gary L. Thomas, entered into on July 1, 2001, and made effective as of June 1, 2001 (Exhibit 10.14(c) to EOG's Annual Report on Form 10-K for the year ended December
                31, 2001).

10.14(d)   --   Change of Control Agreement between EOG and Gary L.
                Thomas, effective as of July 1, 2001 (Exhibit 10.14(d) to
                EOG's Annual Report on Form 10-K for the year ended December
                31, 2001).

10.15(a)   --   Change of Control Severance Plan (As Amended and
                Restated Effective May 8, 2001) (Exhibit 10.15 to EOG's
                Annual Report on Form 10-K for the year ended December 31,
                2001).

*10.15(b)  --   First Amendment to Change of Control Severance Plan (As
                Amended and Restated Effective May 8, 2001), effective as of
                September 10, 2002.

10.16      --   Employee Stock Purchase Plan (Exhibit 4.4 to Form S-8
                Registration Statement No. 333-62256, filed June 4, 2001).

Exhibit
Number                          Description

*10.17     --   Amended and Restated Savings Plan.

10.18      --   Executive Officer Annual Bonus Plan (Exhibit C to EOG's
                Proxy Statement, dated March 30, 2001, with respect to EOG's
                Annual Meeting of Shareholders).

10.19      --   EOG Share Agreement, dated as of April 4, 2002, by and
                among EOG, Cooperatieve Centrale Raiffeisen-Boerenleenbank
                B.A. and Royal Bank of Canada, a corporation organized under the laws of Canada (Exhibit 10.3 to EOG's Current Report on
                Form 8-K, filed April 12, 2002).

*10.20     --   Form of Grant Agreement to Non-Employee Directors of
                Enron Gas & Oil Trinidad Limited.

*10.21     --   Form of Grant Agreement to Non-Employee Directors of
                EOG.

*12        --   Computation of Ratio of Earnings to Fixed Charges and
                Combined Fixed Charges and Preferred Dividends.

16.1       --   Letter regarding change in certifying accountant
                (Exhibit 16.1 to EOG's Current Report on Form 8-K, filed
                March 1, 2002).

*21        --   List of subsidiaries.

*23.1      --   Consent of DeGolyer and MacNaughton.

23.2       --   Opinion of DeGolyer and MacNaughton dated January 31,
                2003 (Exhibit 23.2 to EOG's Current Report on Form 8-K, filed on February 20, 2003).

*23.3      --   Consent of Deloitte & Touche LLP.

*24        --   Powers of Attorney.

*99.1      --   Current Report on Form 8-K, filed on February 20, 2003.

*99.2      --   Certification of Annual Report of Chief Executive Officer.

*99.3      --   Certification of Annual Report of Principal Financial Officer.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2003.

                              EOG RESOURCES, INC.
                              (Registrant)

                              By   /s/TIMOTHY K. DRIGGERS
                                      Timothy K. Driggers
                                 Vice President Accounting
                                  and Land Administration
                              (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities with EOG Resources, Inc. indicated and on the 13th day of March, 2003.

           Signature                              Title

        /s/ MARK G. PAPA            Chairman and Chief Executive Officer and
           (Mark G. Papa)            Director (Principal Executive Officer)

     /s/ EDMUND P. SEGNER, III      President and Chief of Staff and Director
        (Edmund P. Segner, III)      (Principal Financial Officer)

     /s/ TIMOTHY K. DRIGGERS        Vice President, Accounting
        (Timothy K. Driggers)        and Land Administration
                                    (Principal Accounting Officer)

       *GEORGE A. ALCORN            Director
       (George A. Alcorn)

       *CHARLES R. CRISP            Director
       (Charles R. Crisp)

     *EDWARD RANDALL, III           Director
     (Edward Randall, III)

       *DONALD F. TEXTOR            Director
       (Donald F. Textor)

        *FRANK G. WISNER            Director
        (Frank G. Wisner)


*By  /s/ PATRICIA L. EDWARDS
        (Patricia L. Edwards)
     (Attorney-in-fact for persons indicated)

                            CERTIFICATIONS




I, Mark G. Papa, the Principal Executive Officer of EOG Resources, Inc., a Delaware corporation, certify that:



1.   I have reviewed this annual report on Form 10-K of EOG Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
     "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

/s/ MARK G. PAPA
    Mark G. Papa
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

                     CERTIFICATIONS (Concluded)




I, Edmund P. Segner, III, the Principal Financial Officer of EOG
Resources, Inc., a Delaware corporation, certify that:



1.   I have reviewed this annual report on Form 10-K of EOG Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
     "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

/s/ EDMUND P. SEGNER, III
    Edmund P. Segner, III
President and Chief of Staff
(Principal Financial Officer)

                 EOG RESOURCES, INC. AND SUBSIDIARIES
                         EXHIBITS TO FORM 10-K
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                           INDEX OF EXHIBITS


Exhibit
Number                          Description

*3.2       --   By-laws, dated August 23, 1989, as amended and
                restated effective as of February 20, 2003.

*10.9(e)   --   First Amendment to 1996 Deferral Plan, as amended and
                restated effective May 8, 2001, effective as of September
                10, 2002.

*10.15(b)  --   First Amendment to Change of Control Severance Plan
                (As Amended and Restated Effective May 8, 2001), effective as of September 10, 2002.

*10.17     --   Amended and Restated Savings Plan.

*10.20     --   Form of Grant Agreement to Non-Employee Directors of
                Enron Gas & Oil Trinidad Limited.

*10.21     --   Form of Grant Agreement to Non-Employee Directors of EOG.

*12        --   Computation of Ratio of Earnings to Fixed Charges and
                Combined Fixed Charges and Preferred Dividends.

*21        --   List of subsidiaries.

*23.1      --   Consent of DeGolyer and MacNaughton.

*23.3      --   Consent of Deloitte & Touche LLP.

*24        --   Powers of Attorney.

*99.1      --   Current Report on Form 8-K, filed on February 20, 2003.

*99.2      --   Certification of Annual Report of Chief Executive Officer.

*99.3      --   Certification of Annual Report of Principal Financial Officer.


*Exhibits filed herewith.