Form 10-Q
period 2003-03-31
EOG RESOURCES INC
filed 2003-05-05
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


                               Form 10-Q




x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes x No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 22, 2003.

    Title of each class                     Number of shares

 Common Stock, $.01 par value                  114,580,393



<PAGE 2>

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                           Page No.

       ITEM 1.  Financial Statements

       Consolidated Statements of Income - Three Months Ended March 31,
        2003 and 2002                                                       3
       Consolidated Balance Sheets - March 31, 2003 and December 31,
        2002                                                                4
       Consolidated Statements of Cash Flows - Three Months Ended
        March 31, 2003 and 2002                                             5
       Notes to Consolidated Financial Statements                           6

       ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11

       ITEM 4.  Controls and Procedures                                    16


PART II. OTHER INFORMATION

       ITEM 1.  Legal Proceedings                                          17

       ITEM 6.  Exhibits and Reports on Form 8-K                           17


SIGNATURES                                                                 18


CERTIFICATIONS                                                             19


<PAGE 3>

                     PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                           EOG RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Per Share Amounts)
                               (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                             2003       2002
NET OPERATING REVENUES
Natural Gas                                                $434,091   $176,584
Crude Oil, Condensate and Natural Gas Liquids                75,508     46,775
Losses on Mark-to-market Commodity Derivative Contracts     (45,221)   (34,295)
Other, Net                                                      291     (2,501)
TOTAL                                                       464,669    186,563

OPERATING EXPENSES
Lease and Well                                               48,339     40,591
Exploration Costs                                            17,458     12,936
Dry Hole Costs                                                6,620     10,406
Impairments                                                  11,956     12,063
Depreciation, Depletion and Amortization                    103,553     94,460
General and Administrative                                   20,421     20,713
Taxes Other Than Income                                      30,193     16,040
TOTAL                                                       238,540    207,209

OPERATING INCOME (LOSS)                                     226,129    (20,646)

OTHER INCOME (EXPENSE), NET                                     152     (3,163)

INCOME (LOSS) BEFORE INTEREST EXPENSE AND INCOME TAXES      226,281    (23,809)
INTEREST EXPENSE, NET                                        15,318     12,051

INCOME (LOSS) BEFORE INCOME TAXES                           210,963    (35,860)
INCOME TAX PROVISION (BENEFIT)                               74,407    (11,619)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                   136,556    (24,241)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
 NET OF TAX                                                  (7,131)         -

NET INCOME (LOSS)                                           129,425    (24,241)
PREFERRED STOCK DIVIDENDS                                     2,758      2,758
NET INCOME (LOSS) AVAILABLE TO COMMON                      $126,667   $(26,999)

NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON
  Basic
    Net Income (Loss) Available to Common Before
     Cumulative Effect of Change in Accounting Principle   $   1.17   $  (0.23)
    Cumulative Effect of Change in Accounting Principle,
     net of tax                                               (0.06)         -
    Net Income (Loss) Available to Common                  $   1.11   $  (0.23)

  Diluted
    Net Income (Loss) Available to Common Before
     Cumulative Effect of Change in Accounting Principle   $   1.15   $  (0.23)
    Cumulative Effect of Change in Accounting Principle,
     net of tax                                               (0.06)         -
    Net Income (Loss) Available to Common                  $   1.09   $  (0.23)

AVERAGE NUMBER OF COMMON SHARES
  Basic                                                     114,427    115,485
  Diluted                                                   116,224    115,485

    The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 4>

              PART I.  FINANCIAL INFORMATION - (Continued)

               ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                           EOG RESOURCES, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Data)




                                                              March 31,    December 31,
                                                                 2003          2002
                                                             (Unaudited)
                                 ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                    $    6,833     $    9,848
Accounts Receivable, Net                                        370,384        259,308
Inventories                                                      18,282         18,928
Other                                                            99,713        106,708
TOTAL                                                           495,212        394,792

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)            7,020,859      6,750,095
   Less: Accumulated Depreciation, Depletion
    and Amortization                                         (3,538,849)    (3,428,547)
     Net Oil and Gas Properties                               3,482,010      3,321,548
OTHER ASSETS                                                     93,433         97,666
TOTAL ASSETS                                                 $4,070,655     $3,814,006

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                             $  222,756     $  201,931
Accrued Taxes Payable                                            35,145         23,170
Dividends Payable                                                 5,004          5,007
Liabilities from Price Risk Management Activities                23,076          5,939
Other                                                            45,309         40,304
TOTAL                                                           331,290        276,351

LONG-TERM DEBT                                                1,044,208      1,145,132
OTHER LIABILITIES                                               150,890         59,180
DEFERRED INCOME TAXES                                           721,315        660,948

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
 Series B, 100,000 Shares Issued, Cumulative,
  $100,000,000 Liquidation Preference                            98,412         98,352
 Series D, 500 Shares Issued, Cumulative,
  $50,000,000 Liquidation Preference                             49,691         49,647
Common Stock, $.01 Par, 320,000,000 Shares Authorized
 and 124,730,000 Shares Issued                                  201,247        201,247
Additional Paid in Capital                                        1,396              -
Unearned Compensation                                           (18,802)       (15,033)
Accumulated Other Comprehensive Loss                            (10,621)       (49,877)
Retained Earnings                                             1,846,031      1,723,948
Common Stock Held in Treasury, 10,151,036 shares at
 March 31, 2003 and 10,009,740 shares at December 31, 2002     (344,402)      (335,889)
TOTAL SHAREHOLDERS' EQUITY                                    1,822,952      1,672,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $4,070,655     $3,814,006

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


<PAGE 5>

               PART I.  FINANCIAL INFORMATION - (Continued)

                ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                            EOG RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating
 Cash Inflows:
Net Income (Loss)                                       $ 129,425   $ (24,241)
Items Not Requiring (Providing) Cash
  Depreciation, Depletion and Amortization                103,553      94,460
  Impairments                                              11,956      12,063
  Deferred Income Taxes                                    50,441      (9,844)
  Cumulative Effect of Change in Accounting Principle       7,131           -
  Other, Net                                                2,611       4,025
Exploration Costs                                          17,458      12,936
Dry Hole Costs                                              6,620      10,406
Mark-to-market Commodity Derivative Contracts
  Total Losses                                             45,221      34,295
  Realized Gains (Losses)                                 (27,929)     11,014
Tax Benefits from Stock Options Exercised                   2,959       1,538
Losses on Sales of Reserves and Related Assets and
 Other, Net                                                    69         216
Changes in Components of Working Capital and
 Other Liabilities
  Accounts Receivable                                    (111,034)      9,105
  Inventories                                                 646         569
  Accounts Payable                                         20,670     (52,818)
  Accrued Taxes Payable                                    23,434     (12,032)
  Other Liabilities                                        (1,532)      1,330
  Other, Net                                               (3,969)    (13,916)
Changes in Components of Working Capital Associated
 with Investing and Financing Activities                    8,832      42,338
NET OPERATING CASH INFLOWS                                286,562     121,444

INVESTING CASH FLOWS
  Additions to Oil and Gas Properties                    (140,213)   (172,444)
  Exploration Costs                                       (17,458)    (12,936)
  Dry Hole Costs                                           (6,620)    (10,406)
  Proceeds from Sales of Assets                             7,320       1,772
  Changes in Components of Working Capital Associated
   with Investing Activities                               (8,860)    (42,226)
  Other, Net                                               (1,770)     (4,667)
NET INVESTING CASH OUTFLOWS                              (167,601)   (240,907)

FINANCING CASH FLOWS
  Long-Term Debt Borrowings (Repayments)                 (100,924)    119,693
  Dividends Paid                                           (7,241)     (7,282)
  Treasury Stock Purchased                                (21,295)          -
  Proceeds from Sales of Treasury Stock                     7,456       9,960
  Other, Net                                                   28         (17)
NET FINANCING CASH INFLOWS (OUTFLOWS)                    (121,976)    122,354
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (3,015)      2,891
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            9,848       2,512
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   6,833   $   5,403


     The accompanying notes are an integral part of these consolidated financial statements.

<PAGE 6>
            PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of EOG Resources, Inc.
   and subsidiaries (EOG) included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2002 ("EOG's 2002 Annual Report").

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

   As more fully discussed in Note 11 to the consolidated financial statements included in EOG's 2002 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil market prices. During the first quarter of 2003 and 2002, EOG elected not to designate any of its price risk management activities as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 - "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. As more fully discussed in Note 1 to the consolidated financial statements included in EOG's 2002 Annual Report, SFAS No. 143 essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. EOG adopted the statement on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the financial condition or results of operations of EOG (see Note 6).

   In December 2002, the FASB issued SFAS No. 148 - "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results (see Note 8). Subsequently, at the April 22, 2003 FASB meeting, the FASB decided to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. EOG continues to monitor the developments in this area as details of the implementation of the decision emerge.

<PAGE 7>
             PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. The following table sets forth the computation of basic and diluted earnings per share from net income (loss) available to common (in thousands, except per share amounts). For the first quarter of 2002, the same number of shares was used in the calculation of both basic and diluted earnings per share as a result of the net loss available to common.

                                                          Three Months Ended
                                                              March 31,
                                                           2003       2002

   Numerator for Basic and Diluted Earnings Per Share -
    Net Income (Loss) Available To Common                $126,667   $(26,999)

   Denominator for Basic Earnings Per Share -
    Weighted Average Shares                               114,427    115,485
   Potential Dilutive Common Shares -
    Stock Options                                           1,555          -
    Restricted Stock and Units                                242          -
   Denominator for Diluted Earnings Per Share -
    Adjusted Weighted Average Shares                      116,224    115,485

   Net Income (Loss) Per Share of Common Stock
    Basic                                                $   1.11   $  (0.23)
    Diluted                                              $   1.09   $  (0.23)


3. The following table presents the components of EOG's comprehensive income (loss):

                                                          Three Months Ended
                                                              March 31,
                                                           2003       2002
                                                            (In Thousands)

  Net Income (Loss)                                      $129,425   $(24,241)
  Other Comprehensive Income
    Foreign Currency Translation Adjustment                39,256        106
    Available-for-Sale Security Transactions                    -        926
  Comprehensive Income (Loss)                            $168,681   $(23,209)


<PAGE 8>
            PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Selected financial information about operating segments is reported below for the three-month periods ended March 31, 2003 and 2002:

                                          Three Months Ended
                                               March 31,
                                            2003       2002
                                            (In Thousands)
  NET OPERATING REVENUES
    United States                         $358,505   $140,869
    Canada                                  80,689     30,407
    Trinidad                                25,464     15,277
    Other                                       11         10
    TOTAL                                 $464,669   $186,563

  OPERATING INCOME (LOSS)
    United States                         $162,117   $(30,779)
    Canada                                  51,390      1,276
    Trinidad                                16,971      8,877
    Other                                   (4,349)       (20)
    TOTAL                                  226,129    (20,646)

  RECONCILING ITEMS
    Other Income (Expense), Net                152    (3,163)
    Interest Expense, Net                   15,318     12,051
  INCOME (LOSS) BEFORE INCOME TAXES       $210,963   $(35,860)


5. EOG and numerous other companies in the natural gas industry are named as defendants in various lawsuits alleging violations of the Civil False Claims Act. These lawsuits have been consolidated for pre-trial proceedings in the United States District Court for the District of Wyoming. The plaintiffs contend that defendants have underpaid royalties on natural gas and natural gas liquids produced on federal and Indian lands through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs allege that the royalties paid by defendants were lower than the royalties required to be paid under federal regulations and that the forms filed by defendants with the Minerals Management Service reporting these royalty payments were false, thereby violating the Civil False Claims Act. The United States has intervened in certain of the cases as to some of the defendants, but has not intervened as to EOG. The plaintiffs in one of the two lawsuits in which EOG is involved dismissed EOG from that case without prejudice. Based on EOG's present understanding of these cases, EOG believes that it has substantial defenses to these claims and intends to vigorously assert these defenses. However, if EOG is found to have violated the Civil False Claims Act, EOG could be subject to a variety of sanctions, including treble damages and substantial monetary fines.

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


<PAGE 9>
             PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. EOG adopted the SFAS No. 143 - "Accounting for Asset Retirement Obligations" on January 1, 2003. The impact of adopting the statement resulted in an after-tax loss of $7.1 million, which is reported as cumulative effect of change in accounting principle. The following table presents the reconciliation of the beginning and ending aggregate carrying amount of short-term and long-term legal obligations associated with the retirements of oil and gas properties pursuant to SFAS No. 143 for the quarter ended March 31, 2003 (in thousands):

                                  Asset Retirement Obligations
                                 Short-Term   Long-Term    Total

   Balance at December 31, 2002    $    -      $     -    $      -
    Carrying Amount at Adoption     6,384       92,097      98,481
    Liabilities Incurred                -        1,036       1,036
    Liabilities Settled              (329)         (82)       (411)
    Accretion                          31        1,081       1,112
    Foreign Currency Translation       43          697         740
   Balance at March 31, 2003       $6,129      $94,829    $100,958

   Pro forma net income and earnings per share are not presented for the three months ended March 31, 2002 because the pro forma application of SFAS No. 143 to the prior period would not result in pro forma net income and earnings per share materially different from the actual amounts reported for the period in the accompanying Consolidated Statements of Income.

7. EOG, through certain wholly-owned subsidiaries, owns equity interests in two Trinidadian companies: Caribbean Nitrogen Company Limited ("CNCL") and Nitrogen (2000) Unlimited ("N2000"). During the first quarter of 2003, EOG completed separate share purchase agreements whereby a portion of the EOG subsidiaries' shareholdings in CNCL and N2000 was sold to a third party energy company. The sale left EOG with equity interests of approximately 12% in CNCL and 27% in N2000 and did not result in any gain or loss.

   During the first quarter of 2003, N2000 received a revised certificate of environmental clearance from the Environmental Management Authority of Trinidad and Tobago and confirmation from the lender of N2000's long-term debt that the lender is satisfied with the revisions. As a result, the long-term debt is now non-recourse to the N2000 shareholders.


<PAGE 10>
             PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 1.  FINANCIAL STATEMENTS   (Concluded)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. EOG has various stock plans ("the Plans") under which employees and non-employee members of the Board of Directors of EOG and its subsidiaries have been or may be granted certain equity compensation.

   Stock Options. EOG has in place compensatory stock option plans whereby participants have been or may be granted rights to purchase shares of common stock of EOG at a price not less than the market price of the stock as of the date of grant.

   EOG's pro forma net income (loss) and net income (loss) per share of common stock for the three-month periods ended March 31, 2003 and 2002, had compensation costs been recorded using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 -
   "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," are presented below pursuant to the disclosure requirement of SFAS No. 148 (in millions except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                              2003     2002

   Net Income (Loss) Available to Common - As Reported       $126.7   $(27.0)
   Deduct: Total stock-based employee compensation expense     (3.3)    (4.2)
   Net Income (Loss) Available to Common - Pro Forma         $123.4   $(31.2)

   Net Income (Loss) per Share Available to Common
     Basic - As Reported                                     $ 1.11   $(0.23)
     Basic - Pro Forma                                       $ 1.08   $(0.27)

     Diluted - As Reported                                   $ 1.09   $(0.23)
     Diluted - Pro Forma                                     $ 1.06   $(0.27)

   The effects of applying SFAS No. 123, as amended, should not be interpreted as being indicative of future effects. The statement does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.

   Restricted Stock and Units. Under the Plans, employees may be granted restricted stock and/or units without cost to them. Related compensation expense for the three-month periods ended March 31, 2003 and 2002 was $1.3 million and $1.1 million, respectively.



<PAGE 11>
             PART I.  FINANCIAL INFORMATION   (Continued)

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          EOG RESOURCES, INC.


  The following review of operations for the three-month periods ended March 31, 2003 and 2002 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. and subsidiaries (EOG) and Notes thereto.

Results of Operations
Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

  Net Operating Revenues. Wellhead volume and price statistics for the specified quarters were as follows:

                                                     Three Months Ended
                                                           March 31,
                                                        2003      2002
Natural Gas Volumes (MMcf per day)(1)
  United States                                          642       635
  Canada                                                 158       145
    North America                                        800       780
  Trinidad                                               154       108
    TOTAL                                                954       888
Average Natural Gas Prices ($/Mcf)(2)
  United States                                        $5.92     $2.25
  Canada                                                5.18      2.29
    North America Composite                             5.77      2.26
  Trinidad                                              1.32      1.27
    COMPOSITE                                           5.05      2.14
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                         18.4      20.0
  Canada                                                 2.1       1.8
    North America                                       20.5      21.8
  Trinidad                                               2.3       1.9
    TOTAL                                               22.8      23.7
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                       $32.96    $20.07
  Canada                                               31.78     19.10
    North America Composite                            32.84     19.99
  Trinidad                                             33.27     17.68
    COMPOSITE                                          32.89     19.80
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                          3.1       3.9
  Canada                                                 0.7       0.7
    TOTAL                                                3.8       4.6
Average Natural Gas Liquids Prices ($/Bbl)(2)
  United States                                       $23.24    $11.30
  Canada                                               22.09      8.48
    COMPOSITE                                          23.04     10.84
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                          771       778
  Canada                                                 174       161
    North America                                        945       939
  Trinidad                                               169       119
    TOTAL                                              1,114     1,058

Total Bcfe(3)Deliveries                                  100        95

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


<PAGE 12>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


  During the first quarter of 2003, net operating revenues increased $278 million to $465 million. Total wellhead revenues of $509 million increased by $291 million, or 133%, as compared to a year ago.

  Wellhead natural gas revenues for the first quarter of 2003 increased $263 million, or 153%, as a result of higher average wellhead natural gas prices and increased natural gas deliveries primarily in Trinidad, Canada and the Corpus Christi and Oklahoma City Divisions. The composite average wellhead natural gas price increased 136% to $5.05 per Mcf for the first quarter of 2003 compared to $2.14 per Mcf for the same quarter of 2002.

  Natural gas deliveries increased to 954 MMcf per day for the first quarter of 2003 compared to 888 MMcf per day a year ago. The increase in natural gas deliveries was primarily due to the production from the U(a) Block in Trinidad whose production commencement was not until the second quarter of 2002, an active drilling program and strategic property acquisitions beginning mid 2002 in Canada, and increased production in the Corpus Christi and Oklahoma City Divisions, partially offset by a general decline in production in the Tyler Division.

  Wellhead crude oil and condensate revenues increased approximately $25 million to $68 million for the first quarter of 2003, primarily due to an increase in the average wellhead crude oil and condensate prices, offset slightly by the decrease in crude oil and condensate deliveries. The average wellhead price for crude oil and condensate increased 66% to $32.89 per barrel compared to $19.80 per barrel for the same quarter of 2002.

  Crude oil and condensate deliveries decreased 4% to 22.8 MBbl per day for the first quarter of 2003 compared to 23.7 MBbl per day a year ago. The decrease in volumes was primarily due to a natural decline in crude oil and condensate production in the United States, partially offset by increased production in Trinidad and Canada.

  Natural gas liquids revenues of $8 million were approximately $3 million higher than a year ago primarily due to an increase in prices of 113% and partially offset by a decrease in deliveries of 17%.

  During the first quarter of 2003, EOG recognized a loss on mark-to-market commodity derivative contracts of $45 million compared to a loss of $34 million for the prior year period. During the first quarter of 2003, net cash outflows related to settled natural gas and crude oil financial price swap contracts and settled natural gas financial collar contracts were $28 million compared to a net cash inflow of $11 million for the comparable period in 2002.

  Operating Expenses. For the first quarter of 2003, operating expenses of $239 million were approximately $32 million higher than that of the first three months of 2002.

  Taxes other than income of $30 million were $14 million higher in the first quarter of 2003 compared to a year ago due to increased wellhead revenue in the United States resulting primarily from increased average wellhead natural gas prices along with increased natural gas production.

  Depreciation, depletion and amortization ("DD&A") expenses of $104 million increased $9 million from the prior year period primarily due to higher DD&A in Canada and the Midland, Offshore and Corpus Christi Divisions. First quarter 2003 DD&A also included $1 million of accretion expense related to SFAS No. 143 - "Accounting for Asset Retirement Obligations" which was adopted on January 1, 2003.

  Lease and well expenses of $48 million were $8 million higher than the prior year period primarily due to expanding operations, higher production costs from certain properties, and increased activity resulting from higher production in Canada and the Corpus Christi Division along with an increase in transportation related costs in the Denver Division.

  Exploration costs of $18 million were $5 million higher than the same period a year ago due primarily to increased exploratory activities in the United States.

  Dry hole costs of $7 million decreased $4 million in the first quarter of 2003 compared to the same period a year ago.


<PAGE 13>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


  Interest Expense, Net. For the first quarter of 2003, interest expense increased approximately $3 million compared to the first quarter of 2002. The increase was due primarily to a higher average debt balance during the first quarter of 2003 and a $1 million interest charge related to a completed sales tax audit.

  Per-Unit Costs. The following table presents the costs per Mcfe for the three-month periods ended March 31, 2003 and 2002:


                                         Three Months Ended March 31,
                                                2003      2002

            Lease and Well                     $0.48     $0.43
            DD&A                                1.03      0.99
            General and Administrative          0.21      0.22
            Taxes Other than Income             0.30      0.17
            Interest Expense                    0.15      0.13
               Total Per-Unit Costs            $2.17     $1.94

  The higher per-unit rates of taxes other than income, lease and well, and interest expense for the three-month period ended March
31, 2003 compared to the same period in 2002 were due primarily to the reasons delineated in the above discussion.

  The higher per-unit DD&A rate for the three-month period ended March 31, 2003 compared to the same period in 2002 was due primarily to increased production from higher cost properties in the Corpus Christi and Midland Divisions, and in Canada. The rate was also affected by the reduced reserve estimate for a certain offshore property. Accretion expense from the adoption of SFAS No. 143 increased the DD&A rate by $0.01 in the first quarter of 2003.

  Income Tax Provision. For the first quarter of 2003, income tax provision increased $86 million to $74 million compared to the first quarter of 2002 due to increases of both the pre-tax income and the net effective tax rate. The increase in the net effective tax rate for the first quarter of 2003 to 35% from 32% for the same period of 2002 was due primarily to the expiration of the Section 29 Credit provision in the Internal Revenue Code as of December 31, 2002 and increases in the overall foreign effective tax rate.

Capital Resources and Liquidity

  EOG's primary sources of cash during the three months ended March 31, 2003 included funds generated from operations, proceeds from sales of partial interests in certain equity investments, proceeds from stock options exercised and proceeds from the sales of selected oil and gas reserves and related assets. Primary cash outflows included funds used in operations, exploration and development expenditures, repayments of debt, common stock repurchases and dividends paid to EOG shareholders.

  Net operating cash inflows of $287 million for the first three months of 2003 increased from $121 million as compared to the first three months of 2002 due to higher net operating revenues resulting from higher natural gas and crude oil and condensate prices and natural gas production, net of increased cash operating expenses and current income taxes, along with higher tax benefits on stock options exercised.

  Net investing cash outflows of approximately $168 million for the first three months of 2003 decreased from $241 million versus the comparable prior year period due primarily to lower exploration and development expenditures and decreased uses of working capital related to investing activities. Changes in components of working capital associated with investing activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.


<PAGE 14>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


  Exploration and development expenditures for the first three months of 2003 and 2002 were as follows (in millions):

                                              Three Months Ended
                                                   March 31,
                                                 2003     2002

  United States                                  $130     $130
  Canada                                           24       46
    North America                                 154      176
  Trinidad                                          1       20
  Other                                             9        -
    Subtotal                                      164      196
  Deferred Income Tax Gross Up                      -        3
  TOTAL                                          $164     $199

  Total exploration and development expenditures of $164 million for the first three months of 2003 were $35 million lower than the comparable prior year period due primarily to decreased exploratory and development activities in Trinidad and Canada. Included in the 2003 expenditures are $102 million in development, $51 million for exploration, $9 million in property acquisitions, and $2 million in capitalized interest.

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

  Cash used by financing activities was $122 million for the first three months of 2003 versus cash provided of $122 million for the comparable prior year period. Financing activities for 2003 included the reduction of the outstanding balance on commercial paper borrowings and the uncommitted line of credit of $93 and $8 million, respectively, common stock repurchases of $21 million, cash dividend payments to EOG shareholders of $7 million, and proceeds from sales of treasury stock attributable to employee stock option exercises of $7 million.

  Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of EOG for the foreseeable future.

  As more fully discussed in Note 11 to the consolidated financial statements included in EOG's 2002 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil prices. During the first three months of 2003 and 2002, EOG elected not to designate any of its price risk management activities as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method.

  At March 31, 2003, EOG had outstanding natural gas financial collar contracts that set floor prices that averaged $3.81 per million British thermal units ("MMBtu") and ceiling prices that averaged $5.32 per MMBtu covering notional volumes of 125,000 million British thermal units per day ("MMBtud") of natural gas for the period April 2003 through December 2003. At March 31, 2003, the fair value of these natural gas financial collar contracts was a negative $13 million.

  At March 31, 2003, EOG had outstanding natural gas financial price swap contracts covering notional volumes of 100,000 MMBtud of natural gas for the period April 2003 through October 2003 at an average price of $4.80 per MMBtu. At March 31, 2003, the fair value of these natural gas financial price swap contracts was a negative $7 million.


<PAGE 15>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                         EOG RESOURCES, INC.


  At March 31, 2003, EOG had outstanding crude oil financial price swap contracts covering notional volumes of three thousand barrels per day ("MBbld") of crude oil for April and May 2003 at an average price of $27.40 per barrel and five MBbld of crude oil for the period June 2003 through December 2003 at an average price of $25.30 per barrel. At March 31, 2003, the fair value of these crude oil financial price swap contracts was a negative $3 million.


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

<PAGE 16>
           PART I.  FINANCIAL INFORMATION   (Concluded)

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

<PAGE 17>
                      PART II. OTHER INFORMATION

                         EOG RESOURCES, INC.

ITEM 1.  Legal Proceedings

     See Part 1, Item 1, Note 5 to Consolidated Financial
Statements, which is incorporated herein by reference.

ITEM 6.  Exhibits and Current Reports on Form 8-K

     (a) Exhibits

         Exhibit 99.1 - Certification of Periodic Report of Chief
          Executive Officer.

         Exhibit 99.2 - Certification of Periodic Report of Principal Financial Officer.

     (b) Current Reports on Form 8-K

         During the first quarter of 2003, EOG filed the following Current Reports on Form 8-K:

         - On January 13, 2003, to provide estimates for the fourth quarter 2002, to present summaries of the full year 2003 natural gas and crude oil financial price swap and natural gas financial collar contracts and to report anticipated financial results of the price risk management activities for the fourth quarter of 2002 in Item 9 - Regulation FD Disclosure.

         - On February 3, 2003, to provide updated summaries of the full year 2003 natural gas and crude oil financial price swap and natural gas financial collar contracts in Item 9 - Regulation FD Disclosure.

         - On February 20, 2003, to present management's discussion and analysis of financial condition and results of operations for 2002, financial statements for 2002, and related exhibits in
            Item 7 - Financial Statements and Exhibits.

         - On February 28, 2003, to provide estimates for the first quarter and full year 2003 and to present summaries of the full year 2003 natural gas and crude oil financial price swap and natural gas financial collar contracts in Item 9 - Regulation FD Disclosure.




<PAGE 18>

                             SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         EOG RESOURCES, INC.
                         (Registrant)



Date:  May 6, 2003       By: /s/ T. K. DRIGGERS
                                 T. K. Driggers
                             Vice President, Accounting
                              and Land Administration
                             (Principal Accounting Officer)



<PAGE 19>
                      CERTIFICATIONS


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

Date:  May 6, 2003

/S/ MARK G. PAPA
    Mark G. Papa
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)


<PAGE 20>
                    CERTIFICATIONS   (Concluded)


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

Date:  May 6, 2003

/S/ EDMUND P. SEGNER, III
    Edmund P. Segner, III
President and Chief of Staff
(Principal Financial Officer)



<PAGE 21>
                            EXHIBIT INDEX


Exhibit
Number                        Description

*99.1    -- Certification of Periodic Report of Chief Executive Officer

*99.2    -- Certification of Periodic Report of Principal Financial Officer


*Exhibits filed herewith