Form 10-Q
period 2003-06-30
EOG RESOURCES INC
filed 2003-08-07
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


                               Form 10-Q




x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes x No .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 24, 2003.

    Title of each class                 Number of shares

 Common Stock, $.01 par value              114,885,338




<PAGE 2>
                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                         Page No.

     ITEM 1.  Financial Statements

     Consolidated Statements of Income - Three Months Ended June 30,
      2003 and 2002 And Six Months Ended June 30, 2003 and 2002          3

     Consolidated Balance Sheets - June 30, 2003 and December 31, 2002   4

     Consolidated Statements of Cash Flows - Six Months Ended June 30,
      2003 and 2002                                                      5

     Notes to Consolidated Financial Statements                          6

     ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       11

     ITEM 4. Controls and Procedures                                    20

PART II.OTHER INFORMATION

     ITEM 1. Legal Proceedings                                          21

     ITEM 4. Submission of Matters to a Vote of Security Holders        21

     ITEM 6. Exhibits and Reports on Form 8-K                           22

SIGNATURES                                                              23

EXHIBIT INDEX                                                           24


<PAGE 3>

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                            EOG RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)
                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                   2003       2002       2003       2002
NET OPERATING REVENUES
Natural  Gas                                     $377,643   $231,272   $811,734   $407,856
Crude Oil, Condensate and Natural Gas Liquids      61,471     56,635    136,979    103,410
Gains (Losses) on Mark-to-market Commodity
 Derivative Contracts                             (15,753)       693    (60,974)   (33,602)
Other, Net                                          1,393      1,563      1,684       (938)
TOTAL                                             424,754    290,163    889,423    476,726

OPERATING EXPENSES
Lease and Well                                     53,620     43,638    101,959     84,229
Exploration Costs                                  22,139     15,754     39,597     28,690
Dry Hole Costs                                      3,436     12,836     10,056     23,242
Impairments                                        25,475     10,683     37,431     22,746
Depreciation, Depletion and Amortization          106,587     97,956    210,140    192,416
General and Administrative                         24,934     21,988     45,355     42,701
Taxes Other Than Income                            11,695     18,008     41,888     34,048
TOTAL                                             247,886    220,863    486,426    428,072

OPERATING INCOME                                  176,868     69,300    402,997     48,654

OTHER INCOME (EXPENSE), NET                         2,680        437      2,832     (2,726)

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES   179,548     69,737    405,829     45,928
INTEREST EXPENSE, NET                              13,807     14,182     29,125     26,233

INCOME BEFORE INCOME TAXES                        165,741     55,555    376,704     19,695
INCOME TAX PROVISION                               56,950     17,447    131,357      5,828

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                          108,791     38,108    245,347     13,867
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF TAX                                  -          -     (7,131)         -

NET INCOME                                        108,791     38,108    238,216     13,867
PREFERRED STOCK DIVIDENDS                           2,758      2,758      5,516      5,516
NET INCOME AVAILABLE TO COMMON                   $106,033   $ 35,350   $232,700   $  8,351

NET INCOME PER SHARE AVAILABLE TO COMMON
  Basic
   Net Income Available to Common Before
    Cumulative Effect of Change in Accounting
    Principle                                    $   0.93   $   0.31   $   2.09   $   0.07
   Cumulative Effect of Change in Accounting
    Principle, net of tax                               -          -      (0.06)         -
   Net Income Available to Common                $   0.93   $   0.31   $   2.03   $   0.07
  Diluted
   Net Income Available to Common Before
    Cumulative Effect of Change in Accounting
    Principle                                    $   0.91   $  0.30    $   2.06   $   0.07
   Cumulative Effect of Change in Accounting
    Principle, net of tax                               -         -       (0.06)         -
   Net Income Available to Common                $   0.91   $  0.30    $   2.00   $   0.07

AVERAGE NUMBER OF COMMON SHARES
  Basic                                           114,382   115,737     114,430    115,553
  Diluted                                         116,131   117,689     116,212    117,397

The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 4>

              PART I.  FINANCIAL INFORMATION - (Continued)

               ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                           EOG RESOURCES, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Data)


                                                       June 30,    December 31,
                                                         2003          2002
                                                     (Unaudited)
                           ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                            $   150,967   $     9,848
Accounts Receivable, Net                                 303,804       259,308
Inventories                                               18,972        18,928
Other                                                     79,038       106,708
TOTAL                                                    552,781       394,792

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)     7,269,638     6,750,095
  Less: Accumulated Depreciation, Depletion
         and Amortization                             (3,674,781)   (3,428,547)
   Net Oil and Gas Properties                          3,594,857     3,321,548
OTHER ASSETS                                              92,703        97,666
TOTAL ASSETS                                         $ 4,240,341   $ 3,814,006

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                     $   226,408   $   201,931
Accrued Taxes Payable                                     29,781        23,170
Dividends Payable                                          6,151         5,007
Liabilities from Price Risk Management Activities         27,700         5,939
Other                                                     33,080        40,304
TOTAL                                                    323,120       276,351

LONG-TERM DEBT                                         1,010,822     1,145,132
OTHER LIABILITIES                                        158,064        59,180
DEFERRED INCOME TAXES                                    766,531       660,948

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares
 Authorized:
  Series B, 100,000 Shares Issued, Cumulative,
   $100,000,000 Liquidation Preference                    98,471        98,352
  Series D, 500 Shares Issued, Cumulative,
   $50,000,000 Liquidation Preference                     49,736        49,647
Common Stock, $.01 Par, 320,000,000 Shares
 Authorized and 124,730,000 Shares Issued                201,247       201,247
Additional Paid in Capital                                    29             -
Unearned Compensation                                    (17,227)      (15,033)
Accumulated Other Comprehensive Gain (Loss)               37,546       (49,877)
Retained Earnings                                      1,946,331     1,723,948
Common Stock Held in Treasury, 9,853,722 shares
 at June 30, 2003 and 10,009,740 shares at
 December 31, 2002                                      (334,329)     (335,889)
TOTAL SHAREHOLDERS' EQUITY                             1,981,804     1,672,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 4,240,341   $ 3,814,006

The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 5>

              PART I.  FINANCIAL INFORMATION - (Continued)

               ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                           EOG RESOURCES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                           2003        2002

CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating
 Cash Inflows:
  Net Income                                            $ 238,216   $  13,867
  Items Not Requiring Cash
    Depreciation, Depletion and Amortization              210,140     192,416
    Impairments                                            37,431      22,746
    Deferred Income Taxes                                  79,975       3,724
    Cumulative Effect of Change in Accounting
     Principle                                              7,131           -
    Other, Net                                              3,965       6,386
  Exploration Costs                                        39,597      28,690
  Dry Hole Costs                                           10,056      23,242
  Mark-to-market Commodity Derivative Contracts
    Total Losses                                           60,974      33,602
    Realized Losses                                       (39,089)     (8,828)
  Tax Benefits from Stock Options Exercised                 4,802       2,403
  Other, Net                                                3,499       1,014
  Changes in Components of Working Capital and
   Other Liabilities
    Accounts Receivable                                   (44,420)     (9,722)
    Inventories                                               (44)      1,813
    Accounts Payable                                       24,353     (50,786)
    Accrued Taxes Payable                                  16,371      (3,591)
    Other Liabilities                                      (1,151)     (1,455)
    Other, Net                                              8,337     (25,927)
  Changes in Components of Working Capital
   Associated with Investing and Financing Activities      (6,931)     44,497
NET OPERATING CASH INFLOWS                                653,212     274,091

INVESTING CASH FLOWS
  Additions to Oil and Gas Properties                    (325,046)   (351,761)
  Exploration Costs                                       (39,597)    (28,690)
  Dry Hole Costs                                          (10,056)    (23,242)
  Proceeds from Sales of Assets                             9,750       4,620
  Changes in Components of Working Capital
   Associated with Investing Activities                     6,879     (45,050)
  Other, Net                                                1,279         212
NET INVESTING CASH OUTFLOWS                              (356,791)   (443,911)

FINANCING CASH FLOWS
  Long-Term Debt Borrowings (Repayments)                 (134,310)    179,874
  Dividends Paid                                          (14,480)    (14,577)
  Treasury Stock Purchased                                (21,295)          -
  Proceeds from Sales of Treasury Stock                    14,730      13,073
  Other, Net                                                   53      (1,856)
NET FINANCING CASH INFLOWS (OUTFLOWS)                    (155,302)    176,514
INCREASE IN CASH AND CASH EQUIVALENTS                     141,119       6,694
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            9,848       2,512
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 150,967   $   9,206

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

   As more fully discussed in Note 11 to the consolidated financial statements included in EOG's 2002 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil prices. During the first half of 2003 and 2002, EOG elected not to designate any of its price risk management activities as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method.

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

   In December 2002, the FASB issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results (see Note 8). Subsequently, at the April 22, 2003 FASB meeting, the FASB decided to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options under a method yet to be determined. EOG continues to monitor the developments in this area as details of the implementation of the decision emerge.



<PAGE 7>
            PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   In April 2003, the FASB issued SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies SFAS No. 133 as a result of various implementation issues and does not impact the accounting treatment of EOG's derivative financial instruments.

   In May 2003, the FASB issued SFAS No. 150 - "Accounting for
   Certain Financial Instruments with Characteristics of both
   Liabilities and Equity." Currently, EOG does not have any financial instruments in place which fall under the scope of this statement.

2. The following table sets forth the computation of net income per share available to common for the three-month and six-month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

                                                Three Months Ended    Six Months Ended
                                                      June 30,              June 30,
                                                  2003       2002       2003       2002

   Numerator for Basic and Diluted
    Earnings Per Share -
     Net Income Available to Common             $106,033   $ 35,350   $232,700   $  8,351
   Denominator for Basic Earnings Per Share -
     Weighted Average Shares                     114,382    115,737    114,430    115,553
   Potential Dilutive Common Shares -
     Stock Options                                 1,509      1,719      1,531      1,609
     Restricted Stock and Units                      240        233        251        235
   Denominator for Diluted Earnings Per Share -
     Adjusted Weighted Average Shares            116,131    117,689    116,212    117,397
   Net Income Per Share of Common Stock
     Basic                                      $   0.93   $   0.31   $   2.03   $   0.07
     Diluted                                    $   0.91   $   0.30   $   2.00   $   0.07

3. The following table presents the components of EOG's comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002:

                                                Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                  2003       2002       2003       2002
                                                              (In Thousands)

   Net Income                                   $108,791   $ 38,108   $238,216   $ 13,867
   Other Comprehensive Income
     Foreign Currency Translation Adjustment      48,167     23,413     87,423     23,519
     Available-for-Sale Security Transactions          -          -          -        926
   Comprehensive Income                         $156,958   $ 61,521   $325,639   $ 38,312


<PAGE 8>
            PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Selected financial information about operating segments is reported below for the three-month and six-month periods ended
   June 30, 2003 and 2002:

                                    Three Months Ended   Six Months Ended
                                         June 30,              June 30,
                                     2003       2002       2003       2002
                                                 (In Thousands)

   NET OPERATING REVENUES
     United States                 $328,517   $227,944   $687,022   $368,813
     Canada                          72,916     45,031    153,605     75,438
     Trinidad                        23,304     17,175     48,768     32,452
     Other                               17         13         28         23
     TOTAL                         $424,754   $290,163   $889,423   $476,726

   OPERATING INCOME (LOSS)
     United States                 $126,301   $ 52,564   $288,418   $ 21,785
     Canada                          40,127      8,470     91,517      9,746
     Trinidad                        10,736     10,613     27,707     19,490
     Other                             (296)    (2,347)    (4,645)    (2,367)
     TOTAL                          176,868     69,300    402,997     48,654

   RECONCILING ITEMS
     Other Income (Expense), Net      2,680        437      2,832     (2,726)
     Interest Expense, Net           13,807     14,182     29,125     26,233
   INCOME BEFORE INCOME TAXES      $165,741   $ 55,555   $376,704   $ 19,695


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


<PAGE 9>
            PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 1.  FINANCIAL STATEMENTS   (Continued)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. EOG adopted SFAS No. 143 - "Accounting for Asset Retirement Obligations" on January 1, 2003. The impact of adopting the statement resulted in an after-tax loss of $7.1 million, which was reported in the first quarter of 2003 as cumulative effect of change in accounting principle. The following table presents the reconciliation of the beginning and ending aggregate carrying amount of short-term and long-term legal obligations associated with the retirements of oil and gas properties pursuant to SFAS No. 143 for the three-month periods ended March 31, 2003 and June 30, 2003 (in thousands):

                                   Asset Retirement Obligations
                                  Short-Term   Long-Term   Total

   Balance at December 31, 2002    $     -      $     -   $      -
    Carrying Amount at Adoption      6,384       92,097     98,481
    Liabilities Incurred                 -        1,036      1,036
    Liabilities Settled               (329)         (82)      (411)
    Accretion                           31        1,081      1,112
    Foreign Currency Translation        43          697        740
   Balance at March 31, 2003         6,129       94,829    100,958

    Liabilities Incurred                 7        1,985      1,992
    Liabilities Settled               (250)        (393)      (643)
    Accretion                           31        1,172      1,203
    Foreign Currency Translation        45          719        764
   Balance at June 30, 2003        $ 5,962      $98,312   $104,274

   Pro forma net income and earnings per share are not presented for the three or six-month periods ended June 30, 2002 because the pro forma application of SFAS No. 143 to the prior period would not result in pro forma net income and earnings per share materially different from the actual amounts reported for the period in the accompanying Consolidated Statements of Income.

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

   Employee Stock Purchase Plan. EOG has in place an employee stock purchase plan, pursuant to Section 423 of the Internal Revenue Code of 1986, as amended, whereby participants are granted rights to purchase shares of common stock of EOG at a price that is 15% less than the market price of the stock on either the first day or the last day of a six-month offering period, whichever is less.


<PAGE 10>
            PART I.  FINANCIAL INFORMATION   (Continued)

             ITEM 1.  FINANCIAL STATEMENTS   (Concluded)
                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   EOG's pro forma net income and net income per share of common stock for the three-month and six-month periods ended June 30, 2003 and 2002, had compensation costs been recorded using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," are presented below pursuant to the disclosure requirement of SFAS No. 148 (in thousands except per share data):

                                                  Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                    2003       2002       2003       2002

   Net Income Available to Common - As Reported   $106,033   $ 35,350   $232,700   $  8,351
   Deduct: Total Stock-Based Employee
    Compensation Expense                            (2,354)    (2,090)    (5,647)    (6,255)
   Net Income Available to Common - Pro Forma     $103,679   $ 33,260   $227,053   $  2,096

   Net Income per Share Available to Common
    Basic - As Reported                           $   0.93   $   0.31   $   2.03   $   0.07
    Basic - Pro Forma                             $   0.91   $   0.29   $   1.98   $   0.02

    Diluted - As Reported                         $   0.91   $   0.30   $   2.00   $   0.07
    Diluted - Pro Forma                           $   0.89   $   0.28   $   1.95   $   0.02

   The effects of applying SFAS No. 123, as amended, should not be interpreted as being indicative of future effects. The statement does not apply to awards prior to 1995, and the extent and timing of additional future awards cannot be predicted.

   Restricted Stock and Units. Under the Plans, employees may be granted restricted stock and/or units without cost to them. Related compensation expense for both three-month periods ended June 30, 2003 and 2002 was $1.3 million. Related compensation expense for the six-month periods ended June 30, 2003 and 2002 was $2.6 million and $2.4 million, respectively.

9. On July 23, 2003, EOG entered into a new three-year credit facility with domestic and foreign lenders which provides for $600 million in long-term committed credit, and concurrently cancelled the existing $300 million 364-day credit facility and $300 million five-year credit facility scheduled to expire in July 2003 and July 2004, respectively. Advances under the new agreement bear interest, at the option of EOG, based upon a base rate or a Eurodollar rate. The new credit facility also provides for the allocation, at the option of EOG, of up to $75 million of the $600 million to its Canadian subsidiary. Advances to the Canadian subsidiary, should they occur, would be guaranteed by EOG and would bear interest at the option of the Canadian subsidiary based upon a Canadian prime rate or a Canadian banker's acceptance rate. EOG also has the option to issue up to $100 million in letters of credit as part of this new credit facility.


<PAGE 11>
             PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         EOG RESOURCES, INC.

  The following review of operations for the three-month periods ended June 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. and subsidiaries (EOG) and Notes thereto.

Results of Operations
Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

  Net Operating Revenues. Wellhead volume and price statistics for the specified quarters were as follows:

                                                   Three Months Ended
                                                         June 30,
                                                      2003      2002
Natural Gas Volumes (MMcf per day)(1)
  United States                                        636       628
  Canada                                               153       159
    North America                                      789       787
  Trinidad                                             148       111
    TOTAL                                              937       898
Average Natural Gas Prices ($/Mcf)(2)
  United States                                      $5.06     $3.05
  Canada                                              4.77      2.76
    North America Composite                           5.00      2.99
  Trinidad                                            1.32      1.27
    COMPOSITE                                         4.42      2.77
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                       17.3      19.2
  Canada                                               2.3       2.0
    North America                                     19.6      21.2
  Trinidad                                             2.3       1.9
    TOTAL                                             21.9      23.1
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                     $28.18    $24.86
  Canada                                             27.00     23.93
    North America Composite                          28.04     24.77
  Trinidad                                           26.31     24.46
    COMPOSITE                                        27.86     24.74
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                        3.0       2.9
  Canada                                               0.4       0.7
    TOTAL                                              3.4       3.6
Average Natural Gas Liquids Prices ($/Bbl)(2)
  United States                                     $19.63    $14.86
  Canada                                             14.15     10.53
    COMPOSITE                                        19.00     13.95
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                        757       760
  Canada                                               170       175
    North America                                      927       935
  Trinidad                                             162       124
    TOTAL                                            1,089     1,059

Total Bcfe(3)Deliveries                                 99        96

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


<PAGE 12>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


  During the second quarter of 2003, net operating revenues increased $135 million to $425 million. Total wellhead revenues of $439 million increased by $155 million, or 55%, as compared to a year ago.

  Wellhead natural gas revenues for the second quarter of 2003 increased approximately $150 million, or 66%, due to an increase in average wellhead natural gas prices and an increase in natural gas deliveries. The average wellhead price for natural gas increased 60% to $4.42 per Mcf for the second quarter of 2003 from $2.77 per Mcf for the same quarter of 2002.

  Natural gas deliveries increased to 937 MMcf per day for the second quarter of 2003 from 898 MMcf per day a year ago. The increase in natural gas deliveries was primarily due to production from the U(a) Block in Trinidad, where production did not commence until May 2002, and to increased production in the Oklahoma City, Corpus Christi and Midland Divisions.

  Wellhead crude oil and condensate revenues for the second quarter of 2003 increased approximately $4 million, or 7%, as compared to the prior year period, primarily due to an increase in the average wellhead crude oil and condensate prices, partially offset by lower crude oil and condensate deliveries. The average wellhead price for crude oil and condensate increased 13% to $27.86 per barrel from $24.74 per barrel for the same quarter of 2002.

  Crude oil and condensate deliveries decreased 5% to 21.9 MBbl per day for the second quarter of 2003 from 23.1 MBbl per day a year ago. The decrease in volumes was primarily due to a natural decline in crude oil and condensate production in the Denver, Tyler and Oklahoma City Divisions, partially offset by increased production in the Midland Division, Trinidad and Canada.

  During the second quarter of 2003, EOG recognized a loss on mark-to-market commodity derivative contracts of $15.8 million compared to a gain of $0.7 million for the prior year period. During the same period, net cash outflows from mark-to-market commodity derivative contracts were $11.2 million compared to net cash outflows of $19.8 million for the comparable period in 2002.

  Operating Expenses. For the second quarter of 2003, operating expenses of $248 million were approximately $27 million higher than the second quarter of 2002.

  Impairments increased $15 million to $25 million in the second quarter of 2003 compared to a year ago due to higher amortization of unproved leases and impairments to the carrying value of certain long-lived assets as a result of future cash flow analysis, primarily in the Pittsburgh Division. For the three-month periods ended June 30, 2003 and 2002, total impairments under SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" were $8 million and $3 million, respectively, and were included on the "Impairments" line of the Consolidated Statements of Income.

  Lease and well expenses of $54 million were $10 million higher than the comparable period a year ago due primarily to continually expanding operations, changes in the Canadian exchange rate, increased expenditures for workovers and higher production costs from certain properties in Canada, and the Corpus Christi, Denver, Midland and Tyler Divisions.

  Dry hole costs of $3 million were $9 million lower than the comparable period a year ago.


<PAGE 13>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


  Depreciation, depletion and amortization ("DD&A") expenses of $107 million increased $9 million from the prior year period due primarily to higher DD&A rates in Canada and the Offshore, Corpus Christi and Oklahoma City Divisions, and to increased production volumes as previously described. Second quarter 2003 DD&A expenses were impacted by changes in the Canadian exchange rate and also included $1 million of accretion expense related to SFAS No. 143 - "Accounting for Asset Retirement Obligations."

  Exploration costs of $22 million were $6 million higher than a year ago due primarily to a 3-D seismic project in Trinidad.

  Taxes other than income were $6 million lower than the prior year period primarily due to a $17 million credit from severance tax adjustments resulting from the qualification of additional wells for a Texas high cost gas severance tax exemption, partially offset by the impact of increased wellhead revenue as previously discussed.

  General and administrative ("G&A") expenses of $25 million were $3 million higher than a year ago due primarily to increased insurance expense and expanded operations.

  Per-Unit Costs. The following table presents the costs per Mcfe for the three-month periods ended June 30, 2003 and 2002:

                                  Three Months Ended June 30,
                                         2003      2002

            Lease and Well              $0.54     $0.45
            DD&A                         1.08      1.02
            G&A                          0.25      0.23
            Taxes Other than Income      0.12      0.18
            Interest Expense             0.14      0.15
               Total Per-Unit Costs     $2.13     $2.03


  The higher per-unit rates of lease and well and G&A, and the lower per-unit rates of taxes other than income for the three-month period ended June 30, 2003 compared to the same period in 2002 were due primarily to the reasons delineated in the above discussion.

  The higher per-unit DD&A rate for the three-month period ended June 30, 2003 compared to the same period in 2002 was due primarily to increased production from higher cost properties in Canada and the Corpus Christi and Oklahoma City Divisions. The rate was also affected by changes in the Canadian exchange rate and the reduced reserve estimate for a certain offshore field. SFAS No. 143 accretion expense increased the DD&A rate by $0.01 per Mcfe in the second quarter of 2003.

  Income Tax Provision. Income tax provision for the second quarter of 2003 was $57 million compared to $17 million for the comparable period of 2002, due to increases of both the pre-tax income and the effective tax rate. The increase in the effective tax rate for the second quarter of 2003 to 34% from 31% for the same period of 2002 was due primarily to the expiration of the Section 29 Credit provision in the Internal Revenue Code as of December 31, 2002.


<PAGE 14>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.

Results of Operations
Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

  Net Operating Revenues. Wellhead volume and price statistics for the specified periods were as follows:

                                                  Six Months Ended
                                                      June 30,
                                                   2003      2002
Natural Gas Volumes (MMcf per day)
  United States                                     639       631
  Canada                                            155       152
    North America                                   794       783
  Trinidad                                          152       110
    TOTAL                                           946       893
Average Natural Gas Prices ($/Mcf)
  United States                                   $5.49     $2.65
  Canada                                           4.97      2.54
    North America Composite                        5.39      2.63
  Trinidad                                         1.32      1.27
    COMPOSITE                                      4.74      2.46
Crude Oil/Condensate Volumes (MBbl per day)
  United States                                    17.8      19.6
  Canada                                            2.2       1.9
    North America                                  20.0      21.5
  Trinidad                                          2.4       1.9
    TOTAL                                          22.4      23.4
Average Crude Oil/Condensate Prices ($/Bbl)
  United States                                  $30.63    $22.42
  Canada                                          29.26     21.66
    North America Composite                       30.48     22.36
  Trinidad                                        29.82     21.11
    COMPOSITE                                     30.41     22.26
Natural Gas Liquids Volumes (MBbl per day)
  United States                                     3.1       3.4
  Canada                                            0.5       0.7
    TOTAL                                           3.6       4.1
Average Natural Gas Liquids Prices ($/Bbl)
  United States                                  $21.46    $12.83
  Canada                                          19.22      9.51
    COMPOSITE                                     21.13     12.21
Natural Gas Equivalent Volumes (MMcfe per day)
  United States                                     764       769
  Canada                                            172       168
    North America                                   936       937
  Trinidad                                          166       121
    TOTAL                                         1,102     1,058

Total Bcfe Deliveries                               199       192

<PAGE 15>

            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.

  Wellhead revenues increased 89% to $948 million in the first half of 2003 from $501 million in the first half of 2002.

  Wellhead natural gas revenues increased approximately $413 million, or 104%, due to increases in average wellhead natural gas prices and natural gas deliveries. The average wellhead price for natural gas increased 93% to $4.74 per Mcf for the first half of 2003 from $2.46 per Mcf for the same period a year ago.

  Natural gas deliveries increased to 946 MMcf per day for the first half of 2003 from 893 MMcf per day a year ago. The increase in natural gas deliveries was primarily due to the production from the U(a) Block in Trinidad, where production did not commence until May 2002, and to increased production in the Oklahoma City and Corpus Christi Divisions.

  Wellhead crude oil and condensate revenues for the first half of 2003 increased approximately $29 million, or 31%, as compared to the prior year period, primarily due to an increase in the average wellhead crude oil and condensate prices, partially offset by lower crude oil and condensate deliveries. The average wellhead price for crude oil and condensate increased 37% to $30.41 per barrel compared to $22.26 per barrel for the comparable period a year ago.

  Crude oil and condensate deliveries decreased 4% to 22.4 MBbl per day for the first half of 2003 from 23.4 MBbl per day a year ago. The decrease in volumes was primarily due to a natural decline in crude oil and condensate production in the Tyler, Denver and Oklahoma City Divisions, partially offset by increased production in Canada, the Corpus Christi Division and Trinidad, where production from the U(a) Block did not commence until May 2002.

  Natural gas liquids revenues were approximately $5 million higher than a year ago primarily due to a 73% increase in prices, partially offset by a 12% decrease in deliveries.

  During the first six months of 2003, EOG recognized a loss on mark-to-market commodity derivative contracts of $61.0 million compared to a loss of $33.6 million for the prior year period. During the same period, net cash outflows from mark-to-market commodity derivative contracts were $39.1 million compared to net cash outflows of $8.8 million for the comparable period in 2002.

  Operating Expenses. For the first six months of 2003, operating expenses of $486 million were approximately $58 million higher than the first six months of 2002.

  Lease and well expenses of $102 million were $18 million higher than the comparable period a year ago due primarily to continually expanding operations, changes in the Canadian exchange rate, increased expenditures for workovers and higher production costs from certain properties in Canada, and the Corpus Christi, Denver, Tyler and Midland Divisions.

  DD&A expenses of $210 million increased $18 million from the prior year period due primarily to higher DD&A rates in Canada, and the Corpus Christi and Offshore Divisions, and to increased production volumes as discussed above. DD&A expenses for the first six months of 2003 were impacted by changes in the Canadian exchange rate and also included $2 million of accretion expense related to SFAS No. 143 - "Accounting for Asset Retirement Obligations."


<PAGE 16>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


  Impairments increased $15 million to $37 million in the first six months of 2003 compared to a year ago due to higher amortization of unproved leases and impairments to the carrying value of certain long-lived assets as a result of future cash flow analysis, primarily in the Pittsburgh Division. For the six-month periods ended June 30, 2003 and 2002, total impairments under SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" were $8 million and $5 million, respectively, and were included on the "Impairments" line of the Consolidated Statements of Income.

  Dry hole costs of $10 million were $13 million lower than the comparable period a year ago.

  Exploration costs of $40 million were $11 million higher than a year ago due primarily to a 3-D seismic project in Trinidad, increased geological and geoscience expenditures in the United States and increased investment in technical staff across EOG.

  Taxes other than income were $8 million higher than the comparable prior year period due to the impact of increased wellhead revenue, partially offset by an $18 million credit from severance tax adjustments resulting from the qualification of additional wells for a Texas high cost gas severance tax exemption.

  G&A expenses of $45 million were $3 million higher than a year ago due primarily to increased insurance expense and expanded operations.

  Interest Expense, Net. For the first half of 2003, interest expense increased approximately $3 million compared to the first half of 2002 due to a slightly higher average debt balance and a $1 million interest charge related to a completed Texas sales tax audit.

  Per-Unit Costs. The following table presents the costs per Mcfe for the six-month periods ended June 30, 2003 and 2002:

                                   Six Months Ended June 30,
                                         2003      2002

            Lease and Well              $0.51     $0.44
            DD&A                         1.05      1.00
            G&A                          0.23      0.22
            Taxes Other than Income      0.21      0.18
            Interest Expense             0.15      0.14
               Total Per-Unit Costs     $2.15     $1.98


  The higher per-unit rates of lease and well, taxes other than income, G&A and interest expense for the six-month period ended June 30, 2003 compared to the same period in 2002 were due primarily to the reasons delineated in the above discussion.

  The higher per-unit DD&A rate for the six-month period ended June 30, 2003 compared to the same period in 2002 was due primarily to increased production from higher cost properties in Canada, and the Corpus Christi, Oklahoma City and Midland Divisions. The rate was also affected by changes in the Canadian exchange rate and the reduced reserve estimate for a certain offshore field. SFAS No. 143 accretion expense increased the DD&A rate by $0.01 per Mcfe in the first half of 2003.



<PAGE 17>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


  Income Tax Provision. For the first half of 2003, income tax provision increased $125 million to $131 million compared to the first half of 2002 due to increases of both the pre-tax income and the effective tax rate. The increase in the effective tax rate for the first half of 2003 to 35% from 29% for the same period of 2002 was due primarily to the expiration of the Section 29 Credit provision in the Internal Revenue Code as of December 31, 2002 and increases in the overall foreign effective tax rate.

Capital Resources and Liquidity

  EOG's primary sources of cash during the six months ended June 30, 2003 included funds generated from operations, proceeds from sales of partial interests in certain equity investments and proceeds from stock options exercised. Primary cash outflows included funds used in operations, exploration and development expenditures, repayment of debt, common stock repurchases and dividends paid to EOG shareholders.

  Net operating cash flows of $653 million for the first six months of 2003 increased approximately $379 million as compared to the first six months of 2002 primarily reflecting higher operating revenues, partially offset by higher cash operating expenses.

  Net investing cash outflows of approximately $357 million for the first six months of 2003 decreased by $87 million versus the comparable prior year period due primarily to lower exploration and development expenditures, including property acquisitions, and favorable changes in working capital related to investing activities. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Exploration and development expenditures for the first six months of 2003 and 2002 are as follows (in millions):

                                               Six Months Ended
                                                   June 30,
                                                2003      2002

United States                                  $  298    $  266
Canada                                             54       106
  North America                                   352       372
Trinidad                                           10        31
United Kingdom                                     11         -
Other                                               2         1
  Subtotal                                        375       404
Deferred Income Tax Gross Up                        -        11
TOTAL                                          $  375    $  415


<PAGE 18>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
                         EOG RESOURCES, INC.


  Total exploration and development expenditures of $375 million for the first six months of 2003 were $40 million lower than the prior year period due primarily to decreased development and exploratory activities in Canada and Trinidad and decreased producing property acquisitions in Canada, partially offset by increased development and exploratory activities in the United States. The 2003 expenditures of $375 million included $248 million in development, $105 million in exploration, $18 million in property acquisitions and $4 million in capitalized interest. The 2002 expenditures of $415 million included $256 million in development, $99 million in exploration, $44 million in property acquisitions, $11 million in deferred income tax gross up and $5 million in capitalized interest.

  The level of exploration and development expenditures, including acquisitions, will vary in future periods depending on energy market conditions and other related economic factors. EOG has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. There are no material continuing commitments associated with expenditure plans.

  Cash used by financing activities was $155 million for the first six months of 2003 versus cash provided of $177 million for the comparable prior year period. Financing activities for 2003 included the repayment of the outstanding balances of commercial paper borrowings and the uncommitted line of credit of $120 million and $14 million, respectively, repurchases of EOG's common stock of $21 million, cash dividends payments of $15 million and proceeds of $15 million from sales of treasury stock attributable to employee stock option exercises and the employee stock purchase plan.

  At June 30, 2003 and December 31, 2002, EOG had cash and cash equivalents of $151 million and $10 million, respectively.

  Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of EOG for the foreseeable future.

  As more fully discussed in Note 11 to the consolidated financial statements included in EOG's 2002 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil prices. During the first six months of 2003 and 2002, EOG elected not to designate any of its price risk management activities as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method.

  At June 30, 2003, EOG had outstanding natural gas financial collar contracts that set floor prices that averaged $3.83 per million British thermal units ("MMBtu") and ceiling prices that averaged $5.35 per MMBtu covering notional volumes of 125,000 MMBtu per day of natural gas for the period July 2003 through December 2003. At June 30, 2003, the fair value of these natural gas financial collar contracts was a negative $14 million.

  At June 30, 2003, EOG had outstanding natural gas financial price swap contracts covering net notional volumes of 100,000 MMBtu per day of natural gas for July 2003 at an average price of $4.77 per MMBtu and 75,000 MMBtu per day of natural gas for the period August 2003 through October 2003 at an average price of $4.43 per MMBtu. At June 30, 2003, the fair value of these natural gas financial price swap contracts was a negative $10 million.


<PAGE 19>
            PART I.  FINANCIAL INFORMATION   (Continued)

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Concluded)
                         EOG RESOURCES, INC.


  At June 30, 2003, EOG had outstanding crude oil financial price swap contracts covering notional volumes of five MBbl per day of crude oil for the period July 2003 through December 2003 at an average price of $25.11 per barrel. At June 30, 2003, the fair value of these crude oil financial price swap contracts was a negative $4 million.

Information Regarding Forward-Looking Statements

  This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, including, among others, statements regarding EOG's future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "strategy," "intend," "plan," "target" and "believe" or the negative of those terms or other variations of them or by comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning future operating results, the ability to replace or increase reserves or to increase production, or the ability to generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: the timing and extent of changes in commodity prices for crude oil, natural gas and related products, foreign currency exchange rates and interest rates; the timing and impact of liquefied natural gas imports; the extent and effect of any hedging activities engaged in by EOG; the extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may therefore be imprecise; political developments around the world, including terrorist activities and responses to such activities; acts of war; and financial market conditions. In light of these risks, uncertainties and assumptions, the events anticipated by EOG's forward-looking statements might not occur. EOG undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.


<PAGE 20>
              PART I. FINANCIAL INFORMATION (Concluded)

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


<PAGE 21>
                     PART II. OTHER INFORMATION

                         EOG RESOURCES, INC.

ITEM 1. Legal Proceedings

          See Part I, Item 1, Note 5 to Consolidated Financial
        Statements, which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of EOG Resources, Inc. was held on May 6, 2003, in Houston, Texas, for the purpose of electing a board of directors and ratifying the appointment of auditors. Proxies for the meeting were solicited pursuant to
        Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

        (a) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

                                      Shares       Shares
              Nominee                   For       Withheld

            George A. Alcorn        101,407,606   2,506,552
            Charles R. Crisp        101,408,791   2,505,367
            Mark G. Papa            102,073,397   1,840,761
            Edward Randall, III     101,406,909   2,507,249
            Edmund P. Segner, III   102,376,558   1,537,600
            Donald F. Textor        101,417,066   2,497,092
            Frank G. Wisner         101,408,107   2,506,051


        (b) The appointment of Deloitte & Touche LLP, independent public accountants, as auditors for the year ending December 31, 2003 was ratified by the following vote: 102,030,767 shares for; 1,340,822 shares against; and 542,570 shares abstaining.


<PAGE 22>
               PART II. OTHER INFORMATION (Concluded)

                         EOG RESOURCES, INC.


ITEM 6. Exhibits and Current Reports on Form 8-K

        (a)  Exhibits

             Exhibit 31.1 - Section 302 Certification of Periodic Report
              of Chief Executive Officer.

             Exhibit 31.2 - Section 302 Certification of Periodic Report
              of Principal Financial Officer.

             Exhibit 32.1 - Section 906 Certification of Periodic Report
              of Chief Executive Officer.

             Exhibit 32.2 - Section 906 Certification of Periodic Report
              of Principal Financial Officer.

        (b)  Current Reports on Form 8-K

             During the second quarter of 2003, EOG filed the following Current Reports on Form 8-K:

             - On April 9, 2003, to report the preapproval for retention of
               Deloitte & Touche LLP to provide audit services for the year ending December 31, 2003 and other services for the calendar year 2003 in Item 5 - Other Information, to provide updated summaries of the outstanding 2003 natural gas and crude oil financial price swap and natural gas financial collar contracts and to report anticipated results of the price risk management activities for the first quarter of 2003 in Item 9 - Regulation FD Disclosure.

             - On May 5, 2003, to provide estimates for the second quarter and full year 2003 and to provide updated summaries of the outstanding 2003 natural gas and crude oil financial price swap and natural gas financial collar contracts in Item 9 - Regulation FD Disclosure.

             - On May 5, 2003, to report the issuance of the press release for the first quarter 2003 financial and operational results in
               Item 9 - Regulation FD Disclosure.





<PAGE 23>
                             SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EOG RESOURCES, INC.
                            (Registrant)



Date: August 7, 2003        By: /s/ TIMOTHY K.  DRIGGERS
                                    Timothy K. Driggers
                                 Vice President, Accounting
                                   and Land Administration
                               (Principal Accounting Officer)

<PAGE 24>
                            EXHIBIT INDEX


Exhibit
Number                        Description

*31.1    -- Section 302 Certification of Periodic Report of Chief
             Executive Officer

*31.2    -- Section 302 Certification of Periodic Report of
             Principal Financial Officer

*32.1    -- Section 906 Certification of Periodic Report of Chief
             Executive Officer

*32.2    -- Section 906 Certification of Periodic Report of
             Principal Financial Officer


*Exhibits filed herewith