Form 10-Q
period 2003-09-30
EOG RESOURCES INC
filed 2003-11-06
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


                               Form 10-Q




x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes x No .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 21, 2003.

   Title of each class                  Number of shares
Common Stock, $.01 par value               115,086,149

                            EOG RESOURCES, INC.

                             TABLE OF CONTENTS



  PART I.  FINANCIAL INFORMATION                                     Page No.

       ITEM 1. Financial Statements

       Consolidated Statements of Income - Three Months Ended
        September 30, 2003 and 2002 And Nine Months Ended
        September 30, 2003 and 2002                                      3
       Consolidated Balance Sheets - September 30, 2003 and
        December 31, 2002                                                4
       Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2003 and 2002                                5
       Notes to Consolidated Financial Statements                        6

       ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             12

       ITEM 4. Controls and Procedures                                  22

  PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings                                        23

       ITEM 6. Exhibits and Current Reports on Form 8-K                 23

  SIGNATURES                                                            24

  EXHIBIT INDEX                                                         25

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                            EOG RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                                                          Three Months Ended      Nine Months Ended
                                                             September 30,           September 30,
                                                            2003       2002         2003       2002

NET OPERATING REVENUES
Natural Gas                                               $365,064   $224,018   $1,176,798   $631,874
Crude Oil, Condensate and Natural Gas Liquids               67,664     62,121      204,643    165,531
Gains (Losses) on Mark-to-market Commodity
 Derivative Contracts                                       23,628     (7,849)     (37,346)   (41,451)
Other, Net                                                   2,368      1,589        4,052        651
TOTAL                                                      458,724    279,879    1,348,147    756,605

OPERATING EXPENSES
Lease and Well                                              54,431     45,727      156,390    129,956
Exploration Costs                                           17,812     12,824       57,409     41,514
Dry Hole Costs                                               8,876      9,094       18,932     32,336
Impairments                                                 26,117     11,802       63,548     34,548
Depreciation, Depletion and Amortization                   110,438    100,208      320,578    292,624
General and Administrative                                  26,379     21,582       71,734     64,283
Taxes Other Than Income                                     21,359     16,932       63,247     50,980
TOTAL                                                      265,412    218,169      751,838    646,241

OPERATING INCOME                                           193,312     61,710      596,309    110,364

OTHER INCOME (EXPENSE), NET                                  1,924        (74)       4,756     (2,800)

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES            195,236     61,636      601,065    107,564
INTEREST EXPENSE, NET                                       15,632     18,770       44,757     45,003

INCOME BEFORE INCOME TAXES                                 179,604     42,866      556,308     62,561
INCOME TAX PROVISION                                        62,185     13,979      193,542     19,807

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                   117,419     28,887      362,766     42,754
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF TAX                                           -          -       (7,131)         -

NET INCOME                                                 117,419     28,887      355,635     42,754
PREFERRED STOCK DIVIDENDS                                    2,758      2,758        8,274      8,274
NET INCOME AVAILABLE TO COMMON                            $114,661   $ 26,129   $  347,361   $ 34,480

NET INCOME PER SHARE AVAILABLE TO COMMON
  Basic
   Net Income Available to Common Before Cumulative
    Effect of Change in Accounting Principle              $   1.00   $   0.23   $     3.09   $   0.30
   Cumulative Effect of Change in Accounting Principle,
    net of tax                                                   -          -        (0.06)         -
   Net Income Available to Common                         $   1.00   $   0.23   $     3.03   $   0.30
  Diluted
   Net Income Available to Common Before Cumulative
    Effect of Change in Accounting Principle              $   0.99   $   0.22   $     3.05   $   0.29
   Cumulative Effect of Change in Accounting Principle,
    net of tax                                                   -          -        (0.06)         -
   Net Income Available to Common                         $   0.99   $   0.22   $     2.99   $   0.29

AVERAGE NUMBER OF COMMON SHARES
  Basic                                                    114,616    115,621      114,489    115,555
  Diluted                                                  116,370    117,078      116,284    117,267

The accompanying notes are an integral part of these consolidated financial statements.

               PART I.  FINANCIAL INFORMATION - (Continued)

                ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                            EOG RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Data)



                                                           September 30,   December 31,
                                                               2003            2002
                                                           (Unaudited)
                                  ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                  $   184,489     $     9,848
Accounts Receivable, Net                                       274,834         259,308
Inventories                                                     20,788          18,928
Assets from Price Risk Management Activities                     7,769               -
Other                                                           70,096         106,708
TOTAL                                                          557,976         394,792

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS METHOD)           7,495,980       6,750,095
 Less: Accumulated Depreciation, Depletion and
  Amortization                                              (3,792,187)     (3,428,547)
   Net Oil and Gas Properties                                3,703,793       3,321,548
OTHER ASSETS                                                   164,293          97,666
TOTAL ASSETS                                               $ 4,426,062     $ 3,814,006

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                           $   252,211     $   201,931
Accrued Taxes Payable                                           38,720          23,170
Dividends Payable                                                6,151           5,007
Liabilities from Price Risk Management Activities                2,031           5,939
Other                                                           54,815          40,304
TOTAL                                                          353,928         276,351

LONG-TERM DEBT                                               1,010,822       1,145,132
OTHER LIABILITIES                                              163,855          59,180
DEFERRED INCOME TAXES                                          797,010         660,948

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
 Series B, 100,000 Shares Issued, Cumulative,
  $100,000,000 Liquidation Preference                           98,530          98,352
 Series D, 500 Shares Issued, Cumulative,
  $50,000,000 Liquidation Preference                            49,782          49,647
Common Stock, $.01 Par, 320,000,000 Shares Authorized
 and 124,730,000 Shares Issued                                 201,247         201,247
Additional Paid In Capital                                       2,801               -
Unearned Compensation                                          (19,712)        (15,033)
Accumulated Other Comprehensive Income (Loss)                   40,481         (49,877)
Retained Earnings                                            2,055,248       1,723,948
Common Stock Held in Treasury, 9,664,122 shares at
 September 30, 2003 and 10,009,740 shares at
 December 31, 2002                                            (327,930)       (335,889)
TOTAL SHAREHOLDERS' EQUITY                                   2,100,447       1,672,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 4,426,062     $ 3,814,006

The accompanying notes are an integral part of these consolidated financial statements.

               PART I.  FINANCIAL INFORMATION - (Continued)

                ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                            EOG RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                                  2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Operating Cash Inflows:
Net Income                                                    $  355,635   $  42,754
Items Not Requiring Cash
  Depreciation, Depletion and Amortization                       320,578     292,624
  Impairments                                                     63,548      34,548
  Deferred Income Taxes                                          123,431      38,225
  Cumulative Effect of Change in Accounting Principle              7,131           -
  Other, Net                                                       6,763      16,102
Exploration Costs                                                 57,409      41,514
Dry Hole Costs                                                    18,932      32,336
Mark-to-market Commodity Derivative Contracts
  Total Losses                                                    37,346      41,451
  Realized Losses                                                (47,700)    (11,741)
  Collar Premium                                                  (1,365)          -
Tax Benefits from Stock Options Exercised                          7,025       4,216
Other, Net                                                         2,894      (1,538)
Changes in Components of Working Capital and
 Other Liabilities
  Accounts Receivable                                            (15,905)        902
  Inventories                                                     (1,860)        768
  Accounts Payable                                                50,028     (45,292)
  Accrued Taxes Payable                                           46,854     (38,303)
  Other Liabilities                                                1,783        (919)
  Other, Net                                                       3,989     (19,662)
Changes in Components of Working Capital Associated
 with Investing and Financing Activities                         (22,064)     35,046
NET OPERATING CASH INFLOWS                                     1,014,452     463,031

INVESTING CASH FLOWS
Additions to Oil and Gas Properties                             (564,825)   (541,034)
Exploration Costs                                                (57,409)    (41,514)
Dry Hole Costs                                                   (18,932)    (32,336)
Proceeds from Sales of Assets                                     12,361       6,334
Changes in Components of Working Capital Associated
 with Investing Activities                                        22,223     (35,590)
Other, Net                                                       (70,366)    (14,017)
NET INVESTING CASH OUTFLOWS                                     (676,948)   (658,157)

FINANCING CASH FLOWS
Long-Term Debt Borrowings (Repayments)                          (134,310)    234,899
Dividends Paid                                                   (22,878)    (21,878)
Treasury Stock Purchased                                         (21,295)    (24,288)
Proceeds from Stock Options Exercised                             17,717      13,831
Other, Net                                                        (2,097)     (2,168)
NET FINANCING CASH INFLOWS (OUTFLOWS)                           (162,863)    200,396
INCREASE IN CASH AND CASH EQUIVALENTS                            174,641       5,270
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   9,848       2,512
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  184,489   $   7,782

The accompanying notes are an integral part of these consolidated financial statements.

                         EOG RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


1.  The consolidated financial statements of EOG Resources, Inc.
    and subsidiaries (EOG) included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2002 (EOG's 2002 Annual Report).

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

    As more fully discussed in Note 11 to the consolidated financial statements included in EOG's 2002 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil prices. During the first nine months of 2003 and 2002, EOG elected not to designate any of its derivative financial transactions as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method. In addition to these financial transactions, EOG is party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of these various physical commodity contracts is included in revenues, which in turn affects average realized hydrocarbon prices.

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.
    143 - "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. As more fully discussed in Note 1 to the consolidated financial statements included in EOG's 2002 Annual Report, SFAS No. 143 essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. EOG adopted the statement on January 1, 2003. The impact of adopting the statement resulted in an after-tax charge of $7.1 million
    (see Note 6).

    In December 2002, the FASB issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results (see Note 8). Subsequently, at the April 22, 2003 FASB meeting, the FASB decided to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options under a method yet to be determined.
    On October 1, 2003, the FASB set a goal of completing its deliberations and issuing a final statement in the second half of 2004. EOG continues to monitor the developments in this area as details of the implementation of the decision emerge.


    In January 2003, the FASB released its Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The new interpretation is effective immediately at the time of its release for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after December 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. While EOG continues to evaluate the impact, if any, FIN 46 may have on its consolidated financial statements, it does not believe that it owns any interest in a variable interest entity.

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

    Recently, the SEC has made comments to other registrants that oil and gas mineral rights acquired should be classified as an intangible asset pursuant to SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." However, the SEC is not requiring all oil and gas producing companies to apply this classification or the disclosure requirements of intangible assets. Currently, EOG classifies the cost of oil and gas mineral rights as oil and gas properties and believes that this is consistent with oil and gas accounting and industry practice. The FASB has been asked to address this issue. If the SEC prevails on this issue, EOG would reclassify these costs from oil and gas properties to intangible assets on the balance sheet. There would be no effect on the statement of income or cash flows.

2. The following table sets forth the computation of net income per share available to common for the three-month and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):

                                                        Three Months Ended    Nine Months Ended
                                                           September 30,         September 30,
                                                          2003       2002       2003       2002

  Numerator for basic and diluted earnings per share -
     Net income available to common                     $114,661   $ 26,129   $347,361   $ 34,480
  Denominator for basic earnings per share -
    Weighted average shares                              114,616    115,621    114,489    115,555
  Potential dilutive common shares -
    Stock options                                          1,476      1,252      1,512      1,474
    Restricted stock and units                               278        205        283        238
  Denominator for diluted earnings per share -
    Adjusted weighted average shares                     116,370    117,078    116,284    117,267
  Net income per share of common stock
    Basic                                               $   1.00   $   0.23   $   3.03   $   0.30
    Diluted                                             $   0.99   $   0.22   $   2.99   $   0.29


3. The following table presents the components of EOG's comprehensive income for the three-month and nine-month periods ended
    September 30, 2003 and 2002 (in thousands):


                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,
                                                      2003       2002       2003       2002

    Net Income                                      $117,419   $ 28,887   $355,635   $ 42,754
    Other Comprehensive Income (Loss), net of tax
       Foreign Currency Translation Adjustments        2,935    (20,977)    90,358      2,542
       Available-for-sale Security Transactions            -          -          -        926
    COMPREHENSIVE INCOME                            $120,354   $  7,910   $445,993   $ 46,222


4. Selected financial information about operating segments is reported below for the three-month and nine-month periods ended September 30, 2003 and 2002 (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                    2003       2002        2003        2002

  NET OPERATING REVENUES
    United States                 $363,783   $219,275   $1,050,805   $588,088
    Canada                          69,660     37,626      223,265    113,064
    Trinidad                        25,268     22,966       74,036     55,418
    Other                               13         12           41         35
    TOTAL                         $458,724   $279,879   $1,348,147   $756,605

  OPERATING INCOME (LOSS)
    United States                 $139,285   $ 40,044   $  427,703   $ 61,829
    Canada                          36,773      7,146      128,290     16,892
    Trinidad                        17,679     14,642       45,386     34,132
    Other                             (425)      (122)      (5,070)    (2,489)
    TOTAL                          193,312     61,710      596,309    110,364

  RECONCILING ITEMS
    Other Income (Expense), Net      1,924        (74)       4,756     (2,800)
    Interest Expense, Net           15,632     18,770       44,757     45,003
  INCOME BEFORE INCOME TAXES      $179,604   $ 42,866   $  556,308   $ 62,561


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

6. EOG adopted SFAS No. 143 - "Accounting for Asset Retirement Obligations" on January 1, 2003. The impact of adopting the statement resulted in an after-tax charge of $7.1 million, which was reported in the first quarter of 2003 as cumulative effect of change in accounting principle. The following table presents the reconciliation of the beginning and ending aggregate carrying amount of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143 for the six-month period ended June 30, 2003 and for the three-month period ended September 30, 2003 (in thousands):

                                     Asset Retirement Obligations
                                   Short-Term   Long-Term    Total

    Balance at December 31, 2002    $     -     $      -   $      -
     Carrying Amount at Adoption      6,384       92,097     98,481
     Liabilities Incurred                 7        3,021      3,028
     Liabilities Settled               (579)        (475)    (1,054)
     Accretion                           62        2,253      2,315
     Foreign Currency Translation        88        1,416      1,504
    Balance at June 30, 2003          5,962       98,312    104,274

     Liabilities Incurred                 -        1,348      1,348
     Liabilities Settled                 (8)           -         (8)
     Accretion                           30        1,197      1,227
     Foreign Currency Translation         2           39         41
    Balance at September 30, 2003   $ 5,986     $100,896   $106,882

    Pro forma net income and earnings per share are not presented for the comparable periods in 2002 because the pro forma application of SFAS No. 143 to the prior period would not result in pro forma net income and earnings per share materially different from the actual amounts reported for the period in the accompanying Consolidated Statements of Income.

7. EOG, through certain wholly owned subsidiaries, owns equity interests in two Trinidadian companies: Caribbean Nitrogen Company Limited ("CNCL") and Nitrogen (2000) Unlimited ("N2000"). During the first quarter of 2003, EOG completed separate share purchase agreements whereby a portion of the EOG subsidiaries' shareholdings in CNCL and N2000 was sold to a third party energy company. The sale left EOG with equity interests of approximately 12% in CNCL and 27% in N2000 and did not result in any gain or loss.

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

    Restricted Stock and Units. Under the Plans, employees may be granted restricted stock and/or units without cost to them. Related compensation expense for the three-month periods ended September 30, 2003 and 2002 was $1.5 million and $1.3 million, respectively. Related compensation expense for the nine-month periods ended September 30, 2003 and 2002 was $4.1 million and $3.6 million, respectively.

    EOG's pro forma net income and net income per share of common stock for the three-month and nine-month periods ended September 30, 2003 and 2002, had compensation costs been recorded using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," are presented below pursuant to the disclosure requirement of SFAS No. 148 (in thousands, except per share data):

                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                     2003       2002       2003       2002

    Net Income Available to Common - As Reported   $114,661   $ 26,129   $347,361   $ 34,480
    Deduct: Total Stock-Based Employee
     Compensation Expense                            (5,491)    (5,110)   (11,138)   (11,365)
    Net Income Available to Common - Pro Forma     $109,170   $ 21,019   $336,223   $ 23,115

    Net Income per Share Available to Common
     Basic - As Reported                           $   1.00   $   0.23   $   3.03   $   0.30
     Basic - Pro Forma                             $   0.95   $   0.18   $   2.94   $   0.20

     Diluted - As Reported                         $   0.99   $   0.22   $   2.99   $   0.29
     Diluted - Pro Forma                           $   0.94   $   0.18   $   2.89   $   0.20

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


10. On October 1, 2003, a Canadian subsidiary of EOG closed the previously announced asset purchase of natural gas properties in the Wintering Hills, Drumheller East and Twining areas of southeast Alberta from a subsidiary of Husky Energy Inc. (Husky) for US $320 million. These properties are essentially adjacent to existing EOG operations or are properties in which EOG already has a working interest. The transaction value, reserves and working interest in the properties are subject to adjustment if preferential rights on the properties are exercised. The transaction was partially funded by commercial paper borrowings
    of US $140.5 million on October 1, 2003.   The remainder of the
    purchase price, US $179.5 million, was funded by EOG's available cash balance, of which US $64 million was paid to Husky during the third quarter of 2003 as a deposit, as included under Other Assets in the Consolidated Balance Sheets.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         EOG RESOURCES, INC.

  The following review of operations for the three-month periods ended September 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements of EOG Resources, Inc. and subsidiaries (EOG) and Notes thereto.

Results of Operations
Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

  Net Operating Revenues. During the third quarter of 2003, net operating revenues increased $179 million to $459 million. Total wellhead revenues of $432 million increased by $164 million, or 61%, as compared to a year ago. Wellhead volume and price statistics for the specified quarters were as follows:

                                                   Three Months Ended
                                                      September 30,
                                                     2003      2002
Natural Gas Volumes (MMcf per day)(1)
  United States                                        644       630
  Canada                                               152       152
    North America                                      796       782
  Trinidad                                             155       164
    TOTAL                                              951       946
Average Natural Gas Prices ($/Mcf)(2)
  United States                                     $ 4.78     $2.75
  Canada                                              4.47      2.17
    North America Composite                           4.72      2.63
  Trinidad                                            1.34      1.09
    COMPOSITE                                         4.17      2.37
Crude Oil/Condensate Volumes (MBbl per day)(1)
  United States                                       18.0      18.1
  Canada                                               2.3       2.2
    North America                                     20.3      20.3
  Trinidad                                             2.5       2.9
    TOTAL                                             22.8      23.2
Average Crude Oil/Condensate Prices ($/Bbl)(2)
  United States                                     $29.43    $27.50
  Canada                                             28.11     25.83
    North America Composite                          29.28     27.33
  Trinidad                                           26.80     24.22
    COMPOSITE                                        29.01     26.93
Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                        2.9       2.7
  Canada                                               0.8       0.7
    TOTAL                                              3.7       3.4
Average Natural Gas Liquids Prices ($/Bbl)(2)
  United States                                     $20.53    $15.92
  Canada                                             18.23     11.23
    COMPOSITE                                        20.06     14.96
Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                        770       755
  Canada                                               170       169
    North America                                      940       924
  Trinidad                                             170       181
    TOTAL                                            1,110     1,105

Total Bcfe(3) Deliveries                               102       102

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Dollars per thousand cubic feet or per barrel, as applicable.
(3) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

  Wellhead natural gas revenues for the third quarter of 2003 increased approximately $158 million, or 77%, primarily due to an increase in average wellhead natural gas prices. The average wellhead price for natural gas increased 76% to $4.17 per Mcf for the third quarter of 2003 from $2.37 per Mcf for the same quarter of 2002.

  Natural gas deliveries were 5 MMcf per day higher for the third quarter of 2003 as compared to a year ago. Natural gas deliveries increased 14 MMcf per day, or 2%, in the United States due to higher production. Natural gas deliveries decreased 9 MMcf per day in Trinidad due to lower production as a result of downtime in the third quarter of 2003 related to pipeline maintenance (3 MMcf per day) and a favorable adjustment in the third quarter of 2002 related to the commencement of production from the U(a) Block (6 MMcf per day).

  Wellhead crude oil and condensate revenues for the third quarter of 2003 increased approximately $3 million, or 6% as compared to the prior year period, primarily due to an increase in the average wellhead crude oil and condensate prices, partially offset by lower crude oil and condensate deliveries. The average wellhead price for crude oil and condensate increased 8% to $29.01 per barrel from $26.93 per barrel for the same quarter of 2002.

  Crude oil and condensate deliveries for the third quarter of 2003 were 0.4 MBbl per day, or 2%, lower as compared to the prior year period.

  Natural gas liquids revenues were approximately $2 million higher than a year ago primarily due to a 34% increase in prices and a 9% increase in deliveries.

  Other marketing activities associated with sales and purchases of natural gas increased net operating revenues by $0.6 million for the third quarter of 2003 compared to an increase of $18.0 million in the third quarter of 2002.

  During the third quarter of 2003, EOG recognized a gain from mark-to-market financial commodity price swap and collar contracts of $23.6 million compared to a loss of $7.8 million for the prior year period. During the third quarter of 2003, net cash outflows related to settled natural gas and crude oil financial price swap contracts, settled natural gas financial collar contracts and premium payments associated with certain 2004 natural gas financial collar contracts were $10.0 million compared to a net cash outflow of $2.9 million for the period in 2002.

  Operating Expenses. For the third quarter of 2003, operating expenses of $265 million were approximately $47 million higher than the third quarter of 2002.

  Impairments increased $14 million to $26 million in the third quarter of 2003 compared to a year ago due to higher amortization of unproved leases and impairments to the carrying value of certain long-lived assets as a result of downward revisions in the future cash flow analysis for certain properties. For the three-month periods ended September 30, 2003 and 2002, total impairments under SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" were $8 million and $4 million, respectively.

  Depreciation, depletion and amortization ("DD&A") expenses of $110 million increased $10 million from the prior year period due primarily to increased DD&A expenses related to more relative production from higher cost properties in the United States ($5 million), increased production in the United States ($2 million) and changes in the Canadian exchange rate ($2 million). Also, included in the DD&A expenses for the third quarter 2003 was $1 million of accretion expense related to SFAS No. 143 - "Accounting for Asset Retirement Obligations."

  Lease and well expenses of $54 million were $9 million higher than the period a year ago due primarily to a general increase in service costs related to expanded activities in the United States ($5 million), increased lease and well administrative expenses ($2 million) and changes in the Canadian exchange rate ($1 million).

  General and administrative ("G&A") expenses of $26 million were $5 million higher than the period a year ago due primarily to expanded operations ($3 million) and increased insurance expense ($1 million).

  Exploration costs of $18 million were $5 million higher than a year ago due primarily to increased geological and geoscience expenditures in the United States ($4 million) and increased technical staff costs across EOG ($1 million).

  Taxes other than income of $21 million were $4 million higher than the prior year period primarily due to an increase of $8 million as a result of increased wellhead revenue as previously discussed, partially offset by a $4 million credit from severance tax adjustments resulting from the qualification of additional wells for a Texas high cost gas severance tax exemption.

  Interest Expense, Net. For the third quarter of 2003, net interest expense of $16 million decreased approximately $3 million, or 17%, compared to the third quarter of 2002. This decrease is due primarily to the $5 million one-time close-out fees recorded in the third quarter of 2002 associated with the completion of the Section 29 (Tight Gas Sands Federal Income Tax Credits) financing.

  Per-Unit Costs. The following table presents the costs per Mcfe for the three-month periods ended September 30, 2003 and 2002.


                               Three Months Ended September 30,
                                         2003      2002

        Lease and Well                  $0.53     $0.45
        DD&A                             1.08      0.99
        G&A                              0.26      0.21
        Taxes Other than Income          0.21      0.17
        Interest Expense, Net            0.15      0.18
           Total Per-Unit Costs         $2.23     $2.00

  The higher per-unit rates of lease and well, DD&A, G&A and taxes other than income and the lower per-unit rate of net interest expense for the three-month period ended September 30, 2003 compared to the same period in 2002 were due primarily to the reasons set forth above.

  Income Tax Provision. For the third quarter of 2003, income tax provision of $62 million increased $48 million as compared to the third quarter of 2002 due to increases in both pre-tax income and effective tax rate. The increase in the effective tax rate for the third quarter of 2003 to 35% from 33% for the same period in 2002 was due primarily to the expiration of the Section 29 Credit provision in the Internal Revenue Code as of December 31, 2002.

Results of Operations
Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

  Net Operating Revenues. During the first nine months of 2003, net operating revenue increased $592 million to $1,348 million. Total wellhead revenues increased 79% to $1,380 million in the first nine months of 2003 from $769 million in the first nine months of 2002. Wellhead volume and price statistics for the specified periods were as follows:

                                                 Nine Months Ended
                                                   September 30,
                                                   2003      2002
Natural Gas Volumes (MMcf per day)
  United States                                     641       631
  Canada                                            154       152
    North America                                   795       783
  Trinidad                                          152       128
    TOTAL                                           947       911
Average Natural Gas Prices ($/Mcf)
  United States                                   $5.25     $2.68
  Canada                                           4.80      2.41
    North America Composite                        5.16      2.63
  Trinidad                                         1.33      1.19
    COMPOSITE                                      4.54      2.43
Crude Oil/Condensate Volumes (MBbl per day)
  United States                                    17.9      19.1
  Canada                                            2.2       2.0
    North America                                  20.1      21.1
  Trinidad                                          2.4       2.2
    TOTAL                                          22.5      23.3
Average Crude Oil/Condensate Prices ($/Bbl)
  United States                                  $30.22    $24.05
  Canada                                          28.86     23.19
    North America Composite                       30.07     23.97
  Trinidad                                        28.75     22.47
    COMPOSITE                                     29.93     23.82
Natural Gas Liquids Volumes (MBbl per day)
  United States                                     3.0       3.1
  Canada                                            0.6       0.8
    TOTAL                                           3.6       3.9
Average Natural Gas Liquids Prices ($/Bbl)
  United States                                  $21.16    $13.72
  Canada                                          18.80     10.05
    COMPOSITE                                     20.76     13.03
Natural Gas Equivalent Volumes (MMcfe per day)
  United States                                     766       765
  Canada                                            172       168
    North America                                   938       933
  Trinidad                                          166       141
    TOTAL                                         1,104     1,074

Total Bcfe Deliveries                               302       293

  Wellhead natural gas revenues increased approximately $571 million, or 95%, due to increases in average wellhead natural gas prices and natural gas deliveries. The average wellhead price for natural gas increased 87% to $4.54 per Mcf for the first nine months of 2003 from $2.43 per Mcf for the same period a year ago.

  Natural gas deliveries increased 4% to 947 MMcf per day for the first nine months of 2003 from 911 MMcf per day a year ago. The increase in natural gas deliveries was primarily due to the additional production of 23 MMcf per day from the U(a) Block in Trinidad where production commenced May 2002, and to increased production in North America. The increase in North America was due to increased production of 10 MMcf per day, or 2%, in the United States and 2 MMcf per day, or 1%, in Canada.

  Wellhead crude oil and condensate revenues for the first nine months of 2003 increased approximately $32 million, or 21%, as compared to the prior year period, primarily due to an increase in the average wellhead crude oil and condensate prices, partially offset by lower crude oil and condensate deliveries. The average wellhead price for crude oil and condensate increased 26% to $29.93 per barrel from $23.82 per barrel for the period a year ago.

  Crude oil and condensate deliveries decreased 3% to 22.5 MBbl per day for the first nine months of 2003 from 23.3 MBbl per day a year ago.

  Natural gas liquids revenues were approximately $7 million higher than a year ago primarily due to a 59% increase in prices, partially offset by an 8% decrease in deliveries.

  Other marketing activities associated with sales and purchases of natural gas increased net operating revenues by $1.5 million for the first nine months of 2003 compared to an increase of $28.0 million for the same period in 2002.

  During the first nine months of 2003, EOG recognized a loss from mark-to-market financial commodity price swap and collar contracts of $37.3 million compared to a loss of $41.5 million for the prior year period. During the same period of 2003, net cash outflows related to settled natural gas and crude oil financial price swap contracts, settled natural gas financial collar contracts and premium payments associated with certain 2004 natural gas financial collar contracts were $49.1 million compared to a net cash outflow of $11.7 million for the comparable period in 2002.

  Operating Expenses. For the first nine months of 2003, operating expenses of $752 million were approximately $106 million higher than the first nine months of 2002.

  Impairments increased $29 million to $64 million in the first nine months of 2003 compared to a year ago due to higher amortization of unproved leases and impairments to the carrying value of certain long-lived assets as a result of downward revisions in the future cash flow analysis for certain properties. For the nine-month periods ended September 30, 2003 and 2002, total impairments under SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" were $16 million and $9 million, respectively.

  DD&A expenses of $321 million increased $28 million from the prior year period due primarily to more relative production from higher cost properties in the United States ($15 million) and Canada ($4 million), increased production in Trinidad ($2 million) and changes in the Canadian exchange rate ($2 million). Also, included in the DD&A expenses for the first nine months of 2003 was $4 million of accretion expense related to SFAS No. 143 - "Accounting for Asset Retirement Obligations."

  Lease and well expenses of $156 million were $26 million higher than the period a year ago due primarily to general increases in service costs related to expanded activities in the United States ($11 million), Canada ($6 million) and Trinidad ($1 million), lease and well administrative expenses ($7 million) and changes in the Canadian exchange rate ($1 million).

  Exploration costs of $57 million were $16 million higher than a year ago due primarily to increased geological and geoscience expenditures in the United States ($7 million), increased technical staff costs across EOG ($7 million) and certain seismic projects in Trinidad ($3 million).

  Taxes other than income of $63 million were $12 million higher than the prior year period primarily due an increase of $34 million as a result of increased wellhead revenue as previously discussed, partially offset by a $22 million credit from severance tax adjustments resulting from the qualification of additional wells for a Texas high cost gas severance tax exemption.

  G&A expenses of $72 million were $7 million higher than a year ago due primarily to expanded operations ($5 million) and increased insurance expense ($4 million).

  Per-Unit Costs. The following table presents the costs per Mcfe for the nine-month periods ended September 30, 2003 and 2002.

                               Nine Months Ended September 30,
                                         2003      2002

       Lease and Well                   $0.52     $0.44
       DD&A                              1.06      1.00
       G&A                               0.24      0.22
       Taxes Other than Income           0.21      0.17
       Interest Expense, Net             0.15      0.15
          Total Per-Unit Costs          $2.18     $1.98

  The higher per-unit rates of lease and well, DD&A, G&A and taxes other than income for the nine-month period ended September 30, 2003 compared to the same period in 2002 were due primarily to the reasons set forth above.

  Income Tax Provision. For the first nine months of 2003, income tax provision of $194 million increased $174 million as compared to the first nine months of 2002 due to increases in both pre-tax income and effective tax rate. The increase in the effective tax rate for the first nine months of 2003 to 35% from 32% for the same period of 2002 was due primarily to the expiration of the Section 29 Credit provision in the Internal Revenue Code as of December 31, 2002 and increases in the overall foreign effective tax rate.

Capital Resources and Liquidity

  EOG's primary sources of cash during the nine months ended
September 30, 2003 included funds generated from operations, proceeds from sales of partial interests in certain equity investments and proceeds from stock options exercised. Primary cash outflows included funds used in operations, exploration and development expenditures, property acquisitions, repayment of debt, common stock repurchases and dividends.

  Net operating cash inflows of $1,014 million for the first nine months of 2003 increased approximately $551 million as compared to the first nine months of 2002 primarily reflecting higher wellhead revenues ($611 million) and favorable changes in working capital ($130 million), partially offset by higher cash operating expenses ($134 million) and lower income from other marketing activities ($26 million).

  Net investing cash outflows of approximately $677 million for the first nine months of 2003 increased by $19 million versus the prior year period due primarily to a $64 million deposit made in connection with the Canadian acquisition (see below) and increased exploration and development expenditures of $26 million, partially offset by favorable changes in working capital of $58 million related to investing activities. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Exploration and development expenditures for the first nine months of 2003 and 2002 were as follows (in millions):

                                   Nine Months Ended September 30,
                                            2003      2002

          United States                     $490      $433
          Canada                             116       149
            North America                    606       582
          Trinidad                            17        33
          United Kingdom                      14         -
          Other                                4         -
            Subtotal                         641       615
          Deferred Income Tax Gross Up         -        12
          TOTAL                             $641      $627

  Total exploration and development expenditures of $641 million for the first nine months of 2003 were $14 million higher than the prior year period due primarily to increased United States development and exploratory activities, partially offset by decreases in Trinidad and lower property acquisitions in Canada during the first nine months of 2003. Included in the 2003 expenditures are $445 million in development, $169 million for exploration, $21 million in property acquisitions and $6 million in capitalized interest.

  On October 1, 2003, a Canadian subsidiary of EOG closed the previously announced asset purchase of natural gas properties in the Wintering Hills, Drumheller East and Twining areas of southeast Alberta from a subsidiary of Husky Energy Inc. (Husky) for US $320 million. These properties are essentially adjacent to existing EOG operations or are properties in which EOG already has a working interest. The transaction value, reserves and working interest in the properties are subject to adjustment if preferential rights on the properties are exercised. The transaction was partially funded by commercial paper borrowings of US $140.5 million on October 1,
2003.   The remainder of the purchase price, US $179.5 million, was funded by EOG's available cash balance, of which US $64 million was paid to Husky during the third quarter of 2003 as a deposit.

  The level of exploration and development expenditures varies depending on energy market conditions and other related economic factors. EOG has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. There are no material continuing commitments associated with expenditure plans.

  Cash used by financing activities was $163 million for the first nine months of 2003 versus cash provided of $200 million for the prior year period. Financing activities for 2003 included the repayment of the outstanding balances of commercial paper borrowings and the uncommitted line of credit of $120 million and $14 million, respectively, repurchases of EOG's common stock of $21 million, cash dividend payments of $23 million and proceeds of $17 million from sales of treasury stock attributable to employee stock option exercises and the employee stock purchase plan.

  Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of EOG for the foreseeable future.

  As more fully discussed in Note 11 to the consolidated financial statements included in EOG's 2002 Annual Report, EOG engages in price risk management activities from time to time. Derivative financial instruments (primarily price swaps and collars) are utilized selectively to hedge the impact of market fluctuations on natural gas and crude oil prices. During the first nine months of 2003 and 2002, EOG elected not to designate any of its price risk management activities as accounting hedges, and accordingly, accounted for them using the mark-to-market accounting method.

  Presented below is a summary of EOG's outstanding natural gas financial collar contracts and natural gas and crude oil financial price swap contracts as of September 30, 2003 with volumes expressed in either million British thermal units per day (MMBtud) or barrels per day (Bbld) and prices in either dollars per million British thermal unit ($/MMBtu) or dollars per barrel ($/Bbl):

                 Natural Gas Financial Collar Contracts(1)                 Financial Price Swap Contracts(1)
                           Floor Price              Ceiling Price           Natural Gas          Crude Oil
                        Floor     Weighted      Ceiling       Weighted    Net      Weighted            Weighted
          Volume        Range      Average        Range       Average    Volume     Average   Volume    Average
         (MMBtud)     ($/MMBtu)   ($/MMBtu)     ($/MMBtu)    ($/MMBtu)  (MMBtud)   ($/MMBtu)  (Bbld)    ($/Bbl)

2003(2)
Oct(3)   125,000    $3.60 - 3.90    $3.75     $4.73 - 5.90     $5.27     205,000     $4.70     5,000    $24.90
Nov(3)   255,000     3.77 - 5.07     4.38      4.90 - 6.04      5.42      40,000      4.97     5,000     24.70
Dec      255,000     3.92 - 5.27     4.57      5.05 - 6.18      5.61      40,000      5.19     5,000     24.47

2004
Jan(4)   180,000    $5.06 - 5.39    $5.22     $5.86 - 6.43     $6.18      30,000     $5.57        --        --
Feb(4)   180,000     5.02 - 5.32     5.16      5.82 - 6.37      6.13      30,000      5.50        --        --
Mar(4)   180,000     4.93 - 5.19     5.05      5.73 - 6.27      6.03      30,000      5.37        --        --
Apr      225,000     4.47 - 4.71     4.58      4.93 - 5.30      5.12      30,000      4.89        --        --
May      225,000     4.47 - 4.75     4.57      4.93 - 5.17      5.05      30,000      4.80        --        --
Jun      225,000     4.47 - 4.75     4.57      4.93 - 5.17      5.05      30,000      4.80        --        --
Jul      225,000     4.47 - 4.75     4.57      4.93 - 5.17      5.05      30,000      4.80        --        --
Aug      225,000     4.47 - 4.75     4.58      4.93 - 5.17      5.05      30,000      4.80        --        --
Sep      225,000     4.47 - 4.75     4.57      4.93 - 5.17      5.05      30,000      4.78        --        --
Oct      225,000     4.47 - 4.75     4.58      4.93 - 5.17      5.05      30,000      4.80        --        --

(1) At September 30, 2003, the fair value of the natural gas financial collar contracts, natural gas financial price swap contracts, and crude oil financial price swap contracts was $5 million, $3 million and negative $2 million, respectively.
(2) 50,000 MMBtud of each of the 2003 monthly contract volumes were purchased at a premium of $0.10 per MMBtu.
(3) October 2003 and November 2003 natural gas financial collar contracts and natural gas financial price swap contracts are closed. October 2003 crude oil financial price swap contracts are closed.
(4) The collar contracts for January 2004 to March 2004 were purchased at a premium of $0.10 per MMBtu.

  Subsequent to September 30, 2003, EOG has entered into additional natural gas financial collar contracts and crude oil financial price swap contracts. Presented below is a summary of EOG's outstanding natural gas financial collar contracts and natural gas and crude oil financial price swap contracts as of November 6, 2003:

                   Natural Gas Financial Collar Contracts                   Financial Price Swap Contracts
                           Floor Price              Ceiling Price             Natural Gas          Crude Oil
                       Floor      Weighted       Ceiling     Weighted      Net      Weighted            Weighted
          Volume       Range       Average        Range       Average     Volume     Average    Volume   Average
         (MMBtud)    ($/MMBtu)    ($/MMBtu)     ($/MMBtu)    ($/MMBtu)   (MMBtud)   ($/MMBtu)   (Bbld)   ($/Bbl)

2003(1)
Oct(2)   125,000   $3.60 - 3.90     $3.75     $4.73 - 5.90     $5.27      205,000     $4.70      5,000    $24.90
Nov(2)   255,000    3.77 - 5.07      4.38      4.90 - 6.04      5.42       40,000      4.97      5,000     24.70
Dec      255,000    3.92 - 5.27      4.57      5.05 - 6.18      5.61       40,000      5.19      5,000     24.47

2004
Jan(3)   330,000   $5.06 - 5.88     $5.38     $5.86 - 6.69     $6.29       30,000     $5.57      2,000    $29.80
Feb(3)   330,000    5.02 - 5.78      5.31      5.82 - 6.62      6.24       30,000      5.50      2,000     29.37
Mar(3)   330,000    4.93 - 5.53      5.16      5.73 - 6.40      6.10       30,000      5.37      2,000     28.87
Apr      375,000    4.47 - 4.71      4.59      4.93 - 5.30      5.13       30,000      4.89      2,000     28.42
May      375,000    4.47 - 4.75      4.58      4.93 - 5.19      5.09       30,000      4.80      2,000     28.05
Jun      375,000    4.47 - 4.75      4.58      4.93 - 5.19      5.09       30,000      4.80      2,000     27.70
Jul      375,000    4.47 - 4.75      4.58      4.93 - 5.19      5.09       30,000      4.80      1,000     26.86
Aug      375,000    4.47 - 4.75      4.58      4.93 - 5.19      5.09       30,000      4.80         --        --
Sept     375,000    4.47 - 4.75      4.58      4.93 - 5.19      5.09       30,000      4.78         --        --
Oct      375,000    4.47 - 4.75      4.58      4.93 - 5.19      5.09       30,000      4.80         --        --

(1) 50,000 MMBtud of each of the 2003 monthly contract volumes were purchased at a premium of $0.10 per MMBtu.
(2) October 2003 and November 2003 natural gas financial collar contracts and natural gas financial price swap contracts are closed. October 2003 crude oil financial price swap contracts are closed.
(3) The collar contracts for January 2004 to March 2004 were purchased at a premium of $0.10 per MMBtu.


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

            PART I.  FINANCIAL INFORMATION   (Concluded)

                  ITEM 4.  CONTROLS AND PROCEDURES
                         EOG RESOURCES, INC.


  Based on an evaluation of EOG's disclosure controls and procedures conducted as of September 30, 2003, the Chairman of the Board and Chief Executive Officer, Mark G. Papa, and the President and Chief of Staff, and Principal Financial Officer, Edmund P. Segner, III, have concluded that EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective. There were no significant changes in EOG's internal controls or in other factors known to EOG that could significantly affect those controls subsequent to the date of the evaluation thereof.

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

          Exhibit 31.1 - Section 302 Certification of Periodic Report of Chief Executive Officer.

          Exhibit 31.2 - Section 302 Certification of Periodic Report of Principal Financial Officer.

          Exhibit 32.1 - Section 906 Certification of Periodic Report of Chief Executive Officer.

          Exhibit 32.2 - Section 906 Certification of Periodic Report of Principal Financial Officer.

     (b)  Current Reports on Form 8-K

          During the third quarter of 2003, EOG filed the following Current Reports on Form 8-K:

          - On July 1, 2003, to provide updated summaries of natural gas and crude oil financial price swap and natural gas financial collar contracts for the last nine months of 2003 and to report anticipated results of the price risk management activities for the second quarter of 2003 in Item 9 - Regulation FD Disclosure.

          - On July 28, 2003, to report temporary suspension of trading under registrant's employee benefit plans in Item 7(c) - Exhibits and Item 11 - Temporary Suspension of Trading Under Registrant's Employee Benefit Plans.

          - On August 5, 2003, to provide estimates for the third quarter and full year 2003 and updated summaries of natural gas and crude oil financial price swap and natural gas financial collar contracts for the second half of 2003 in Item 9 - Regulation FD Disclosure.

          -  On August 6, 2003 to furnish the press release issued on August
             5, 2003 for the second quarter 2003 financial and operational results in Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition.

          - On September 10, 2003, to provide updated summaries of natural gas and crude oil financial price swap and natural gas financial collar contracts for 2003 second half and 2004 in Item 9 - Regulation FD Disclosure.

                             SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EOG RESOURCES, INC.
                            (Registrant)



Date: November 6, 2003      By /s/ TIMOTHY K. DRIGGERS
                                   Timothy K. Driggers
                              Vice President and Chief
                                  Accounting Officer
                            (Principal Accounting Officer)

                            EXHIBIT INDEX


Exhibit No.                  Description

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