Form 10-Q
period 2004-03-31
EOG RESOURCES INC
filed 2004-05-04
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549


                               Form 10-Q




x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

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
Yes x  No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 22, 2004.

      Title of each class                     Number of shares
 Common Stock, $.01 par value                    116,562,439

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



  PART I. FINANCIAL INFORMATION                                   Page No.

       ITEM 1. Financial Statements

       Consolidated Statements of Income - Three Months Ended
        March 31, 2004 and 2003                                       3
       Consolidated Balance Sheets - March 31, 2004 and
        December 31, 2003                                             4
       Consolidated Statements of Cash Flows - Three Months
        Ended March 31, 2004 and 2003                                 5
       Notes to Consolidated Financial Statements                     6

       ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations        12

       ITEM 4. Controls and Procedures                               19

  PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings                                     20

       ITEM 6. Exhibits and Current Reports on Form 8-K              20

  SIGNATURES                                                         21

  EXHIBIT INDEX                                                      22

                     PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                           EOG RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Per Share Amounts)
                               (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                            2004       2003
Net Operating Revenues
  Natural Gas                                             $417,389   $434,091
  Crude Oil, Condensate and Natural Gas Liquids             90,458     75,508
  Losses on Mark-to-Market Commodity Derivative
   Contracts                                               (44,455)   (45,221)
  Other, Net                                                   928        291
   Total                                                   464,320    464,669

Operating Expenses
  Lease and Well                                            64,417     48,339
  Exploration Costs                                         25,996     17,458
  Dry Hole Costs                                            10,027      6,620
  Impairments                                               17,648     11,956
  Depreciation, Depletion and Amortization                 113,797    103,553
  General and Administrative                                24,915     20,421
  Taxes Other Than Income                                   36,084     30,193
   Total                                                   292,884    238,540

Operating Income                                           171,436    226,129

Other Income (Expense), Net                                 (2,729)       152

Income Before Interest Expense and Income Taxes            168,707    226,281
Interest Expense, Net                                       16,683     15,318

Income Before Income Taxes                                 152,024    210,963
Income Tax Provision                                        51,171     74,407

Net Income Before Cumulative Effect of
 Change in Accounting Principle                            100,853    136,556
Cumulative Effect of Change in Accounting
 Principle, Net of Income Tax                                    -     (7,131)

Net Income                                                 100,853    129,425
Preferred Stock Dividends                                    2,758      2,758
Net Income Available to Common                            $ 98,095   $126,667

Net Income Per Share Available to Common
  Basic
   Net Income Available to Common Before Cumulative
    Effect of Change in Accounting Principle              $   0.85   $   1.17
   Cumulative Effect of Change in Accounting Principle,
    Net of Income Tax                                            -      (0.06)
   Net Income Per Share Available to Common               $   0.85   $   1.11

  Diluted
   Net Income Available to Common Before Cumulative
    Effect of Change in Accounting Principle              $   0.83   $   1.15
   Cumulative Effect of Change in Accounting Principle,
    Net of Income Tax                                            -      (0.06)
   Net Income Per Share Available to Common               $   0.83   $   1.09

Average Number of Common Shares
  Basic                                                    115,645    114,441
  Diluted                                                  117,621    116,224

    The accompanying notes are an integral part of these consolidated financial statements.

               PART I.  FINANCIAL INFORMATION - (Continued)

                ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                            EOG RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Data)

                                                                 March 31,    December 31,
                                                                   2004           2003
                                                                (Unaudited)
                                  ASSETS
Current Assets
  Cash and Cash Equivalents                                    $    95,717    $     4,443
  Accounts Receivable, Net                                         303,566        295,118
  Inventories                                                       23,758         21,922
  Deferred Income Taxes                                             46,515         31,548
  Other                                                             34,288         42,983
   Total                                                           503,844        396,014

Oil And Gas Properties (Successful Efforts Method)               8,384,989      8,189,062
  Less: Accumulated Depreciation, Depletion and
    Amortization                                                (4,048,682)    (3,940,145)
   Net Oil and Gas Properties                                    4,336,307      4,248,917
Other Assets                                                       114,902        104,084
Total Assets                                                   $ 4,955,053    $ 4,749,015

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                             $   296,457    $   282,379
  Accrued Taxes Payable                                             51,305         33,276
  Dividends Payable                                                  7,377          6,175
  Liabilities from Price Risk Management Activities                 80,196         37,779
  Deferred Income Taxes                                             14,274         73,611
  Other                                                             43,415         43,299
   Total                                                           493,024        476,519

Long-Term Debt                                                   1,085,822      1,108,872
Other Liabilities                                                  180,729        171,115
Deferred Income Taxes                                              879,921        769,128

Shareholders' Equity
  Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
   Series B, 100,000 Shares Issued, Cumulative,
      $100,000,000 Liquidation Preference                           98,648         98,589
   Series D, 500 Shares Issued, Cumulative,
      $50,000,000 Liquidation Preference                            49,872         49,827
  Common Stock, $.01 Par, 320,000,000 Shares Authorized
   and 124,730,000 Shares Issued                                   201,247        201,247
  Additional Paid in Capital                                         8,180          1,625
  Unearned Compensation                                            (29,411)       (23,473)
  Accumulated Other Comprehensive Income                            61,761         73,934
  Retained Earnings                                              2,212,300      2,121,214
  Common Stock Held in Treasury, 8,452,475 shares at
    March 31, 2004 and 8,819,600 shares at December 31, 2003      (287,040)      (299,582)
   Total Shareholders' Equity                                    2,315,557      2,223,381

Total Liabilities and Shareholders' Equity                     $ 4,955,053    $ 4,749,015

The accompanying notes are an integral part of these consolidated financial statements.

               PART I.  FINANCIAL INFORMATION - (Continued)

                ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                            EOG RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                        Three Months Ended
                                                                March 31,
                                                            2004        2003
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Operating
 Cash Inflows:
  Net Income                                             $ 100,853   $ 129,425
  Items Not Requiring Cash
    Depreciation, Depletion and Amortization               113,797     103,553
    Impairments                                             17,648      11,956
    Deferred Income Taxes                                   32,016      50,441
    Cumulative Effect of Change in Accounting
     Principle, Net of Income Tax                                -       7,131
    Other, Net                                               7,432       2,611
  Exploration Costs                                         25,996      17,458
  Dry Hole Costs                                            10,027       6,620
  Mark-to-Market Commodity Derivative Contracts
    Total Losses                                            44,455      45,221
    Realized Losses                                         (2,342)    (27,929)
  Tax Benefits from Stock Options Exercised                  2,419       2,959
  Other, Net                                                  (825)         69
  Changes in Components of Working Capital and
   Other Liabilities
    Accounts Receivable                                     (8,404)   (111,034)
    Inventories                                             (1,836)        646
    Accounts Payable                                        14,382      20,670
    Accrued Taxes Payable                                   23,946      23,872
    Other Liabilities                                        4,603      (1,532)
    Other, Net                                               2,815        (698)
  Changes in Components of Working Capital Associated
   with Investing and Financing Activities                  10,306       8,832
Net Operating Cash Inflows                                 397,288     290,271

Investing Cash Flows
  Additions to Oil and Gas Properties                     (230,516)   (140,213)
  Exploration Costs                                        (25,996)    (17,458)
  Dry Hole Costs                                           (10,027)     (6,620)
  Proceeds from Sales of Assets                              5,954       7,320
  Changes in Components of Working Capital Associated
   with Investing Activities                               (11,892)     (8,860)
  Other, Net                                               (11,032)     (5,479)
Net Investing Cash Outflows                               (283,509)   (171,310)

Financing Cash Flows
  Long-Term Debt Repayments                                (23,050)   (100,924)
  Dividends Paid                                            (8,461)     (7,241)
  Treasury Stock Purchased                                       -     (21,295)
  Proceeds from Stock Options Exercised                      8,775       7,456
  Other, Net                                                   231          28
Net Financing Cash Outflows                                (22,505)   (121,976)

Increase (Decrease) in Cash and Cash Equivalents            91,274      (3,015)
Cash and Cash Equivalents at Beginning of Period             4,443       9,848
Cash and Cash Equivalents at End of Period               $  95,717   $   6,833

     The accompanying notes are an integral part of these consolidated financial statements.

                       EOG RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of EOG Resources, Inc.
   and subsidiaries (EOG) included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2003 (EOG's 2003 Annual
   Report).

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

   As more fully discussed in Note 12 to the consolidated financial statements included in EOG's 2003 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes commodity derivative financial instruments, primarily price swaps and collars, as the means to manage this price risk. In addition to these financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices. During the first quarter of 2004 and 2003, EOG elected not to designate any of its commodity derivative financial contracts as accounting hedges, and accordingly, accounted for these commodity derivative financial contracts using the mark-to-market accounting method.

   EOG is exposed to foreign currency exchange rate risk inherent in its operations in foreign countries, including Canada, Trinidad and the United Kingdom. From time to time, EOG engages in exchange rate risk management activities to manage its exposure to exchange rates. Effective March 9, 2004, EOG entered into a cross currency swap transaction with multiple banks to eliminate any exchange rate impacts that may result from the notes offered by one of the Canadian subsidiaries on the same date (see Note 8). EOG accounts for the cross currency swap transaction using the hedge accounting method, pursuant to the provisions of Statement of Financial
   Accounting Standards (SFAS) No. 133 - "Accounting for
   Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138 and 149. Under those provisions, during the first quarter of 2004, EOG recorded the change in the fair value of the swap of $3.6 million in Other Liabilities in the Liabilities section of the Consolidated Balance Sheets. The cross currency swap results in no net impact to the Consolidated Statements of Income or to the Accumulated Other Comprehensive Income in the Shareholders' Equity section of the Consolidated Balance Sheets.

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 - "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No. 143 essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. EOG adopted the statement on January 1, 2003. The impact of adopting the statement resulted in an after-tax charge of $7.1 million, which was reported in the first quarter of 2003 as cumulative effect of change in accounting principle.

   In December 2002, the FASB issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results (see Note
   7). On March 31, 2004, the FASB issued a proposed statement to amend SFAS No. 123 to require all companies to expense the value of employee stock options. This proposed statement sets a comment deadline of June 30, 2004 and would be effective prospectively beginning first quarter of 2005 for EOG. EOG is currently evaluating the effect of the proposed statement on its financial statements and continues to monitor further developments relating to the proposed statement.

   During the third quarter of 2003, the SEC made comments to other registrants that oil and gas mineral rights acquired should be classified as an intangible asset pursuant to SFAS No. 141 - "Business Combinations," and SFAS No. 142 - "Goodwill and Other Intangible Assets." However, the SEC is not currently requiring all oil and gas producing companies to apply this classification or the disclosure requirements of intangible assets. Currently, EOG classifies the cost of oil and gas mineral rights as oil and gas properties and believes that this is consistent with oil and gas accounting and industry practice. The FASB has been asked to address this issue. If the FASB determines that the reclassification is required, EOG would reclassify these costs from oil and gas properties to intangible assets on the balance sheet. There would be no effect on the statement of income or cash flows. In March 2004, the FASB reached a consensus that for the mining industry all mineral rights are tangible assets and that SFAS Nos. 141 and 142 should be amended accordingly. EOG will continue to monitor the developments in this area until the final decision by the FASB emerges.

   In January 2004, the FASB released its FASB Staff Position No. 106-1 - "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-1), which allows a company to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug Improvement Act of 2003 (Act). On March 12, 2004, the FASB proposed FSP 106-b, which bears the same title as and would supersede FSP 106-1, to provide guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. While EOG is aware of the Act, any measures of the net periodic benefit cost in Footnote 7 do not reflect any amount associated with the Medicare subsidy because EOG is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. EOG has not decided whether it will elect to defer accounting for the effects of the Act and is currently evaluating the effect of the proposed statement on its financial statements and continues to monitor further developments relating to the proposed statement.

2. The following table sets forth the computation of net income per share available to common for the three-month periods ended March 31 (in thousands, except per share amounts):


                                                  Three Months Ended
                                                       March 31,
                                                    2004       2003

   Numerator for Basic and Diluted Earnings
    Per Share -
      Net Income Available To Common              $ 98,095   $126,667

   Denominator for Basic Earnings Per Share -
     Weighted Average Shares                       115,645    114,441
   Potential Dilutive Common Shares -
     Stock Options                                   1,596      1,541
     Restricted Stock and Units                        380        242
   Denominator for Diluted Earnings Per Share -
     Adjusted Weighted Average Shares              117,621    116,224

   Net Income Per Share Available to Common
     Basic                                        $   0.85   $   1.11
     Diluted                                      $   0.83   $   1.09


3. The following table presents the components of EOG's comprehensive income for the three-month periods ended March 31 (in thousands):


                                               Three Months Ended
                                                    March 31,
                                                 2004       2003

   Comprehensive Income
   Net Income                                  $100,853   $129,425
   Other Comprehensive Income
     Foreign Currency Translation Adjustment    (12,173)    39,256
      Total                                    $ 88,680   $168,681


4. Selected financial information about operating segments is reported below for the three-month periods ended March 31 (in thousands):

                                           Three Months Ended
                                                March 31,
                                            2004       2003

   Net Operating Revenues
      United States                        $334,767  $358,514
      Canada                                100,802    80,691
      Trinidad                               28,750    25,464
      Other                                       1         -
       Total                               $464,320  $464,669

   Operating Income (Loss)
      United States                        $101,004  $162,122
      Canada                                 54,249    51,391
      Trinidad                               19,877    16,971
      United Kingdom                         (3,695)   (4,580)
      Other                                       1       225
       Total                                171,436   226,129

   Reconciling Items
      Other Income (Expense), Net            (2,729)      152
      Interest Expense, Net                  16,683    15,318
       Income Before Income Taxes          $152,024  $210,963


5. EOG and numerous other companies in the natural gas industry are named as defendants in various lawsuits alleging violations of the Civil False Claims Act. These lawsuits have been consolidated for pre-trial proceedings in the United States District Court for the District of Wyoming. The plaintiffs contend that defendants have underpaid royalties on natural gas and natural gas liquids produced on federal and Indian lands through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs allege that the royalties paid by defendants were lower than the royalties required to be paid under federal regulations and that the forms filed by defendants with the Minerals Management Service reporting these royalty payments were false, thereby violating the Civil False Claims Act. The United States has intervened in certain of the cases as to some of the defendants, but has not intervened as to EOG. The plaintiffs in one of the two lawsuits in which EOG has been involved dismissed EOG from that case without prejudice. Based on EOG's present understanding of the remaining case in which it is a defendant, EOG believes that it has substantial defenses to the plaintiff's claims and intends to vigorously assert these defenses. However, if EOG is found to have violated the Civil False Claims Act, EOG could be subject to a variety of sanctions, including treble damages and substantial monetary fines.

   EOG has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually, or in the aggregate, have a materially adverse effect on the financial condition or results of operations of EOG.

   There are various other suits and claims against EOG that have arisen in the ordinary course of business. However, management does not believe these suits and claims will individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of EOG.

6. The following table presents the reconciliation of the beginning and ending aggregate carrying amount of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143 for the three-month period ended March 31, 2004 (in thousands):

                                    Asset Retirement Obligations
                                  Short-Term   Long-Term    Total

   Balance at December 31, 2003    $ 5,320     $109,116    $114,436
    Liabilities Incurred               321        2,073       2,394
    Liabilities Settled                (97)         (28)       (125)
    Accretion                           36        1,331       1,367
    Reclassification                 2,073       (2,073)          -
    Foreign Currency Translation        (3)        (212)       (215)
      Balance at March 31, 2004    $ 7,650     $110,207    $117,857


7. EOG has various stock plans (Plans) under which employees and non-employee members of the Board of Directors of EOG and its subsidiaries have been or may be granted certain equity compensation.

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

   Pro Forma Information. EOG's pro forma net income available to common and net income per share available to common for the three-month periods ended March 31, 2004 and 2003, had compensation costs of stock options and the employee stock purchase plan been recorded using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," are presented below pursuant to the disclosure requirement of SFAS No. 148 (in millions, except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                       2004     2003

   Net Income Available to Common - As Reported       $ 98.1   $126.7
   Deduct: Total Stock-Based Employee Compensation
    Expense, Net of Income Tax                          (2.5)    (3.3)
   Net Income Available to Common - Pro Forma         $ 95.6   $123.4

   Net Income per Share Available to Common
     Basic - As Reported                              $ 0.85   $ 1.11
     Basic - Pro Forma                                $ 0.83   $ 1.08

     Diluted - As Reported                            $ 0.83   $ 1.09
     Diluted - Pro Forma                              $ 0.81   $ 1.06

   The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123 does not apply to awards prior to 1995 and the extent and timing of additional future awards cannot be predicted.

   Restricted Stock and Units. Under the Plans, employees may be granted restricted stock and/or units without cost to them. Related compensation expense for the three-month periods ended March 31, 2004 and 2003 was $2.0 million and $1.3 million, respectively.

   Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. EOG's contributions to these plans are based on various percentages of compensation, and in some instances, are based upon the amount of the employees' contributions to the plan. For the three-month periods ended March 31, 2004 and 2003, the contributions to these plans amounted to approximately $3.0 million and $1.9 million, respectively.

   In addition, EOG's Canadian subsidiary maintains a non-contributory defined contribution pension plan and a matched savings plan and EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan. These plans are available to most employees of the Canadian and Trinidadian subsidiaries, and contributions related to these plans were $205,000 and $136,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

   Postretirement Plan. During 2000, EOG adopted postretirement medical and dental benefits for eligible employees and their eligible dependents. Benefits are provided under the provisions of a contributory defined dollar benefit plan. EOG accrues these postretirement benefit costs over the service lives of the employees expected to be eligible to receive such benefits.

   The following table summarizes EOG's postretirement benefit expense for the three-month periods ended March 31 (in thousands):

                                               Three Months Ended
                                                    March 31,
                                                 2004      2003

   Service Cost                                  $  70     $  44
   Interest Cost                                    50        32
   Expected Return on Plan Assets                    -         -
   Amortization of Prior Service Cost               33        19
   Amortization of Net Actuarial (Gain) Loss         -         -
     Net Periodic Benefit Cost                   $ 153     $  95


   EOG previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $57,000 to its postretirement plan in 2004. As of March 31, 2004, $14,000 of contributions have been made. EOG presently anticipates contributing an additional $43,000 to fund its postretirement plan in 2004 for a total of $57,000.

8. On March 9, 2004, EOG Resources Canada Inc., a wholly owned subsidiary of EOG, issued notes with a total principal amount of US$150 million, an annual interest rate of 4.75% and a maturity date of March 15, 2014, under Rule 144A of the Securities Act of 1933, as amended. The notes are guaranteed by EOG. In conjunction with the offering, EOG entered into a cross currency swap transaction with multiple banks for the equivalent amount of the notes, which has in effect converted this indebtedness into CAD$201.3 million with a 5.275% interest rate.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       EOG RESOURCES, INC.
Overview

  EOG Resources, Inc. (EOG) is one of the largest independent (non-integrated) oil and gas companies in the United States and has substantial proved reserves in the U.S., Canada, offshore Trinidad and, to a lesser extent, the United Kingdom North Sea. EOG operates under a business strategy that focuses predominantly on three factors: achieving a strong reinvestment rate of return on its capital program, drilling internally generated prospects in order to find and develop low cost reserves, and maintaining a strong balance sheet, with a below industry average debt-to-total capitalization ratio.

 Operations

  United States and Canada. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG plans to continue to drill smaller wells in large acreage plays, which, in the aggregate, will contribute substantially to EOG's crude oil and natural gas production. EOG has several larger potential plays under way in Wyoming, Utah and Texas, including the Barnett Shale, where EOG has recently completed several successful wells. EOG continues to acquire acreage in the Barnett Shale play.

  International. In Trinidad, EOG drilled two development wells at its Parula Discovery. Production from these wells will be among the sources to supply existing gas contracts, as well as feeding the new ammonia and methanol plants that are scheduled to commence operations in mid-2004 and 2005, respectively.

  Although EOG continues to focus on United States and Canadian natural gas, EOG sees an increasing linkage between United States and Canadian natural gas demand and Trinidadian natural gas supply. For example, liquefied natural gas (LNG) imports from existing and planned facilities in Trinidad are serious contenders to meet increasing United States demand. In addition, ammonia, methanol and chemical production has been relocating from the United States and Canada to Trinidad, driven by attractive natural gas feedstock prices in the island nation.
EOG anticipates that its existing position with the supply contracts to the two ammonia plants and the new methanol plant will continue to give its portfolio an even broader exposure to United States and Canadian natural gas fundamentals.

  In EOG's new venue in the Southern Gas Basin of the United Kingdom North Sea, EOG is on track to commence production of approximately 40 MMcfd, net, from its two gas discoveries by the end of 2004. These wells were farm-in opportunities from major oil companies. EOG is reviewing additional farm-in opportunities in this area and expects to participate in several exploration wells in 2004. EOG is also setting up the necessary structures to begin operatorship in the United Kingdom later in 2004.

 Capital Structure

  As noted, one of management's key strategies is to keep a strong balance sheet with a consistently below industry average debt-to-total capitalization ratio. During the first quarter 2004, EOG reduced debt by $23 million and increased its cash position by $91 million. At March 31, 2004, its debt-to-total capitalization ratio was 31.9%, down from 33.3% at December 31, 2003. On March 9, 2004, EOG Resources Canada Inc., a wholly-owned subsidiary of EOG, issued notes with a total principal amount of US$150 million. The proceeds from these notes, along with the excess cash provided from operating activities, allowed EOG to fund its entire first quarter 2004 capital program of $267 million and pay down $98 million on outstanding commercial paper borrowings and $75 million on a senior unsecured term loan facility. As management currently assesses price forecast and demand trends for 2004, EOG continues to believe that operations and capital expenditure activity can be funded by cash generated from operations.

  For 2004, EOG's estimated capital expenditure budget remains approximately $1.1 billion, excluding acquisitions. EOG plans to spend about 5% of this estimated capital expenditure budget to drill new, internally generated, bigger target ideas. United States and Canadian natural gas continues to be a key component of this effort. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe that EOG has one of the strongest prospect inventories in EOG's history.


Results of Operations

  The following review of operations for the three-month periods ended March 31, 2004 and 2003 should be read in conjunction with the consolidated financial statements of EOG and notes thereto.

 Net Operating Revenues

  During the first quarter of 2004, net operating revenues of $464 million and total wellhead revenues of $507 million were essentially flat as compared to those in the same period of 2003. Wellhead volume and price statistics for the three-month periods ended March 31 were as follows:

                                                    Three Months Ended
                                                         March 31,
                                                      2004      2003
Natural Gas Volumes (MMcf per day)(1)
  United States                                         618       642
  Canada                                                203       158
   United States and Canada                             821       800
  Trinidad                                              154       154
   Total                                                975       954

Average Natural Gas Prices ($/Mcf)(2)
  United States                                       $5.40     $5.92
  Canada                                               4.98      5.18
   United States and Canada Composite                  5.30      5.77
  Trinidad                                             1.49      1.32
   Composite                                           4.70      5.05

Crude Oil and Condensate Volumes (MBbl per day)(1)
  United States                                        20.0      18.4
  Canada                                                2.6       2.1
   United States and Canada                            22.6      20.5
  Trinidad                                              2.6       2.3
   Total                                               25.2      22.8

Average Crude Oil and Condensate Prices ($/Bbl)(2)
  United States                                      $34.76    $32.96
  Canada                                              31.72     31.78
   United States and Canada Composite                 34.41     32.84
  Trinidad                                            32.91     33.27
   Composite                                          34.25     32.89

Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                         4.8       3.1
  Canada                                                0.6       0.7
   Total                                                5.4       3.8

Average Natural Gas Liquids Prices ($/Bbl)(2)
  United States                                      $24.71    $23.24
  Canada                                              20.14     22.09
   Composite                                          24.21     23.04

Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                         767       771
  Canada                                                222       174
   United States and Canada                             989       945
  Trinidad                                              169       169
   Total                                              1,158     1,114

Total Bcfe(3) Deliveries                              105.4     100.3

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Dollars per thousand cubic feet or per barrel, as applicable.
(3) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.


  Wellhead natural gas revenues for the first quarter of 2004 decreased $17 million, or 4%, due to the decrease in the composite average wellhead natural gas price ($31 million), partially offset by the increase in natural gas deliveries ($14 million). The composite average wellhead price for natural gas decreased 7% to $4.70 per Mcf for the first quarter of 2004 from $5.05 per Mcf for the same period of 2003.

  Natural gas deliveries increased to 975 MMcf per day for the first quarter of 2004 from 954 MMcf per day for the comparable period in 2003, primarily due to a 29% increase in Canada to 203 MMcf per day in 2004. The increase in Canada was attributable to drilling activities (41 MMcf per day) and the property acquisitions in the fourth quarter of 2003 (32 MMcf per day), partially offset by natural decline.

  Wellhead crude oil and condensate revenues increased $11 million, or 16%, due to increases in both the wellhead crude oil and condensate deliveries ($8 million) and the composite average wellhead crude oil and condensate price ($3 million). The composite average wellhead crude oil and condensate price for first quarter of 2004 was $34.25 per barrel compared to $32.89 per barrel for the same period of 2003.

  Wellhead crude oil and condensate deliveries increased 11% to
25.2 MBbl per day for the first quarter of 2004. The increase was primarily due to the increases in the United States resulting from the production from new wells (1.6 MBbl per day) and in Canada resulting from property acquisitions in the fourth quarter of 2003 (0.5 MBbl per day).

  Natural gas liquids revenues were $4 million higher than a year ago primarily due to increases in deliveries ($3 million) and the composite average price ($1 million).

  During the first quarter of 2004, EOG recognized a loss on mark-to-market commodity derivative contracts of $44 million compared to a loss of $45 million for the same period in 2003. During the first quarter of 2004, net cash outflows related to settled natural gas financial collar contracts and settled natural gas and crude oil financial price swap contracts were $2 million compared to net cash outflows of $28 million for the comparable period in 2003.

 Operating and Other Expenses

  For the first quarter of 2004, operating expenses of $293 million were $54 million higher than the $239 million incurred in the first three months of 2003. The following table presents the costs per Mcfe for the three-month periods ended March 31:

                                      Three Months Ended
                                           March 31,
                                         2004      2003

            Lease and Well              $0.61     $0.48
            DD&A                         1.08      1.03
            G&A                          0.24      0.21
            Taxes Other than Income      0.34      0.30
            Interest Expense, Net        0.16      0.15
               Total Per-Unit Costs(1)  $2.43     $2.17

(1) Total per-unit costs do not include exploration costs, dry hole costs and impairments.

  The higher per-unit costs of lease and well, depreciation, depletion and amortization (DD&A), general and administrative (G&A), taxes other than income and net interest expense for the three-month period ended March 31, 2004 compared to the same period in 2003 were due primarily to the reasons set forth below.

  Lease and well expenses of $64 million were $16 million higher than the prior year period due primarily to a general increase in service costs related to operating activities in the United States ($5 million) and Canada ($1 million), the increased production in Canada as discussed above ($4 million), a general increase in transportation related costs in the United States ($4 million) and changes in the Canadian exchange rate ($2 million).

  DD&A expenses of $114 million increased $10 million from the prior year period due primarily to increased Canadian production as discussed above ($4 million), changes in the Canadian exchange rate ($3 million) and increased Canadian DD&A rates from acquiring and developing reserves ($2 million).

  G&A expenses of $25 million were $5 million higher than the comparable prior year period due primarily to expanded operations
($4 million).

  Taxes other than income of $36 million were $6 million higher than the prior year period primarily due to the results of a production tax audit lawsuit in the first quarter of 2004 ($5 million). Excluding the impact of the lawsuit, the per unit taxes other than income cost would have been $0.04 per Mcfe lower, or $0.30 per Mcfe, for the first quarter of 2004.

  Net interest expense of $17 million increased approximately $1 million compared to the first quarter of 2003 primarily due to an interest charge related to the results of a production tax audit lawsuit in the first quarter of 2004 ($2 million), which is partially offset by slightly lower average debt balance ($1 million). Excluding the impact of the lawsuit, the per unit net interest expense would have been $0.02 per Mcfe lower, or $0.14 per Mcfe, for the first quarter of 2004.

  Exploration costs of $26 million were $9 million higher than a year ago due primarily to increased geological and geoscience expenditures in the United States ($8 million) and Canada ($1 million).

  Impairments increased $6 million to $18 million compared to the comparable prior year period due to higher amortization of unproved leases in the United States ($3 million) and impairments to the carrying value of certain long-lived assets as a result of downward revisions in the future cash flow analysis for certain properties in the United States ($3 million). Total impairments under Statement of Financial Accounting Standards No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" for the first quarter of 2004 and 2003 were $3 million and less than $1 million, respectively.

  Net other expense was $3 million for the first quarter of 2004 compared to net other income of less than $1 million for the first quarter of 2003. The increased expense was primarily due to foreign currency transaction losses ($6 million) as a result of applying the changes in the Canadian exchange rate to certain intercompany short-term loans that eliminate in consolidation, partially offset by equity income ($2 million).

  The income tax provision decreased $23 million to $51 million compared to the first quarter of 2003, primarily resulting from lower income before income taxes for federal ($21 million) and state ($1 million) and decreases in other adjustments ($2 million), partially offset by higher effective foreign income tax rates ($1 million). As a result of the above changes, the net effective tax rate for the first quarter of 2004 of 34% decreased from 35% for the same period of 2003.

Capital Resources and Liquidity

 Cash Flow

  The primary sources of cash for EOG during the three months ended March 31, 2004 included funds generated from operations, proceeds from sales of partial interests in certain equity investments, proceeds from new borrowings and proceeds from stock options exercised. Primary cash outflows included funds used in operations, exploration and development expenditures, repayment of debt and payment of dividends to shareholders.

  Net operating cash inflows of $397 million for the first three months of 2004 increased approximately $107 million as compared to the same period in 2003 primarily reflecting a decreased need for working capital to be invested in accounts receivable ($103 million).

  Net investing cash outflows of approximately $284 million for the first three months of 2004 increased by $112 million as compared to the same period in 2003 due primarily to increased exploration and development expenditures ($102 million) and unfavorable changes in working capital related to investing activities ($3 million). Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Cash used by financing activities was $23 million for the first three months of 2004 versus cash used of $122 million for the same period in 2003. Financing activities for 2004 included the net repayment of long-term debt ($23 million) consisting of repayments of the outstanding balances of commercial paper borrowings ($98 million) and a senior unsecured term loan facility ($75 million), offset partially by the issuance of the notes discussed below ($150 million). Other financing activities included proceeds from the exercise of employee stock options ($9 million) and payments of cash dividends ($8 million).

  On March 9, 2004, EOG Resources Canada Inc., a wholly owned subsidiary of EOG, issued notes with a total principal amount of US$150 million, an annual interest rate of 4.75% and a maturity date of March 15, 2014, under Rule 144A of the Securities Act of 1933, as amended. The notes are guaranteed by EOG. In conjunction with the offering, EOG entered into a cross currency swap transaction for the equivalent amount of the notes, which has in effect converted this indebtedness into CAD$201.3 million with a 5.275% interest rate.

  Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of EOG for the foreseeable future.

 Total Exploration and Development Expenditures

  The table below presents total exploration and development expenditures for the three-month periods ended March 31 (in millions):

                                                Three Months Ended
                                                     March 31,
                                                    2004   2003

  United States                                     $192   $130
  Canada                                              49     24
    United States and Canada                         241    154
  Trinidad                                            17      1
  United Kingdom                                       9      9
    Exploration and Development Expenditures         267    164
  Asset Retirement Costs                               2      1
    Total Exploration and Development Expenditures  $269   $165


  Total exploration and development expenditures of $269 million for the first three months of 2004 were $104 million higher than the comparable prior year period due primarily to increased exploratory and development activities in the United States, Canada and Trinidad. Included in the 2004 exploration and development expenditures are $186 million in development, $78 million for exploration, $2 million in capitalized interest and $1 million in property acquisitions.

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

 Commodity Derivative Transactions

  As more fully discussed in Note 12 to the consolidated financial statements included in EOG's 2003 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes commodity derivative financial instruments, primarily price swaps and collars, as the means to manage this price risk. In addition to these financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices. During the first three months of 2004 and 2003, EOG elected not to designate any of its commodity derivative financial contracts as accounting hedges, and accordingly, accounted for these commodity derivative financial contracts using the mark-to-market accounting method.


  Presented below is a summary of EOG's remaining 2004 natural gas financial collar contracts and natural gas and crude oil financial price swap contracts at March 31, 2004 with prices expressed in dollars per million British thermal units ($/MMBtu) and in dollars per barrel ($/Bbl), as applicable, and notional volumes in million British thermal units per day (MMBtud) and in barrels per day (Bbld), as applicable. EOG has not entered into any additional natural gas financial collar contracts or natural gas or crude oil financial price swap contracts since EOG filed its Current Report on Form 8-K on April 30, 2004. The total fair value of the natural gas financial collar contracts and natural gas and crude oil financial price swap contracts at March 31, 2004 was a negative $80 million.

              Natural Gas Financial Collar Contracts                Financial Price Swap Contracts
                       Floor Price             Ceiling Price         Natural Gas         Crude Oil
                                                                            Weighted          Weighted
                    Floor     Weighted      Ceiling    Weighted              Average           Average
        Volume      Range      Average       Range      Average    Volume     Price    Volume   Price
Month  (MMBtud)   ($/MMBtu)   ($/MMBtu)    ($/MMBtu)   ($/MMBtu)  (MMBtud)  ($/MMBtu)  (Bbld)  ($/Bbl)

Apr    375,000   4.47 - 4.71    4.59      4.93 - 5.30    5.13      30,000      4.89    4,000    29.08
May    375,000   4.47 - 4.75    4.58      4.93 - 5.19    5.09      30,000      4.80    4,000    28.66
Jun    375,000   4.47 - 4.75    4.58      4.93 - 5.19    5.09      30,000      4.80    4,000    28.27
Jul    375,000   4.47 - 4.75    4.58      4.93 - 5.19    5.09      30,000      4.80    3,000    27.91
Aug    375,000   4.47 - 4.75    4.58      4.93 - 5.19    5.09      30,000      4.80    2,000    28.11
Sep    375,000   4.47 - 4.75    4.58      4.93 - 5.19    5.09      30,000      4.78        -        -
Oct    375,000   4.47 - 4.75    4.58      4.93 - 5.19    5.09      30,000      4.80        -        -


Information Regarding Forward-Looking Statements

  This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts, including, among others, statements regarding EOG's future financial position, business strategy, budgets, reserve information, projected levels of production, projected costs and plans and objectives of management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "strategy," "intend," "plan," "target" and "believe" or the negative of those terms or other variations of them or by comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning future operating results, the ability to replace or increase reserves or to increase production, or the ability to generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: the timing and extent of changes in commodity prices for crude oil, natural gas and related products, foreign currency exchange rates and interest rates; the timing and impact of liquefied natural gas imports and changes in demand or prices for ammonia or methanol; the extent and effect of any hedging activities engaged in by EOG; the extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may therefore be imprecise; the extent to which EOG can replicate on its other Barnett Shale acreage the results of its most recent Barnett Shale wells; political developments around the world; acts of war and terrorism and responses to these acts; and financial market conditions. In light of these risks, uncertainties and assumptions, the events anticipated by EOG's forward-looking statements might not occur. EOG undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

          PART I.  FINANCIAL INFORMATION - (Concluded)

                ITEM 4.  CONTROLS AND PROCEDURES
                       EOG RESOURCES, INC.


     EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the quarter ended March 31, 2004. Based on this evaluation, the principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004 to ensure that information that is required to be disclosed by EOG in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in EOG's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

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

        Exhibit 31.1 - Section 302 Certification of Periodic
        Report of Chief Executive Officer.

        Exhibit 31.2 - Section 302 Certification of Periodic
        Report of Principal Financial Officer.

        Exhibit 32.1 - Section 906 Certification of Periodic
        Report of Chief Executive Officer.

        Exhibit 32.2 - Section 906 Certification of Periodic
        Report of Principal Financial Officer.

     (b)  Current Reports on Form 8-K

       During the quarter ended March 31, 2004, EOG filed or furnished the following Current Reports on Form 8-K:

       - On January 9, 2004 to report anticipated 2003 year-end debt balance, report anticipated financial results of the price risk management activities for the fourth quarter of 2003 and provide updated information on natural gas financial collar contracts and natural gas and crude oil financial price swap contracts for the full year 2004 in Item 9 - Regulation FD Disclosure.

       - On February 4, 2004 to furnish the press release issued on February 4, 2004 for the fourth quarter and full year 2003 financial and operational results in Item 7 - Financial
          Statements and Exhibits and Item 12 - Results of Operations and Financial Condition.

       - On February 4, 2004 to provide estimates for the first quarter and full year 2004 and updated information of the full year 2004 natural gas financial collar contracts and natural gas and crude oil financial price swap contracts in Item 9 - Regulation FD Disclosure.

       - On February 24, 2004 to present management's discussion and analysis of financial condition and results of operations for 2003, financial statements for 2003 and related exhibits in Item 7 - Financial Statements and Exhibits.

                           SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EOG RESOURCES, INC.
                                 (Registrant)



Date: May 3, 2004             By: /s/ TIMOTHY K. DRIGGERS
                                      Timothy K. Driggers
                                   Vice President and Chief
                                      Accounting Officer
                               (Principal Accounting Officer)

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