Form 10-Q
period 2004-06-30
EOG RESOURCES INC
filed 2004-08-03
CIK 821189

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


                               Form 10-Q




x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes x No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 23, 2004.

     Title of each class                     Number of shares

      Common Stock, $.01                       117,850,517
          par value

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



  PART I. FINANCIAL INFORMATION                                        Page No.

      ITEM 1. Financial Statements

      Consolidated Statements of Income - Three Months Ended June 30,
       2004 and 2003 and Six Months Ended June 30, 2004 and 2003           3

      Consolidated Balance Sheets - June 30, 2004 and December 31, 2003    4

      Consolidated Statements of Cash Flows - Six Months Ended June 30,
       2004 and 2003                                                       5

      Notes to Consolidated Financial Statements                           6

      ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        13

      ITEM 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                24

      ITEM 4. Controls and Procedures                                     24

  PART II. OTHER INFORMATION

      ITEM 1. Legal Proceedings                                           25

      ITEM 2. Changes in Securities and Use of Proceeds                   25

      ITEM 4. Submission of Matters to a Vote of Security Holders         25

      ITEM 5. Other Information                                           26

      ITEM 6. Exhibits and Current Reports on Form 8-K                    26

  SIGNATURES                                                              27

  EXHIBIT INDEX                                                           28

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                            EOG RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                        2004       2003       2004       2003
Net Operating Revenues
  Natural Gas                                         $430,532   $377,643   $847,921   $811,734
  Crude Oil, Condensate and Natural Gas Liquids        102,401     61,471    192,859    136,979
  Losses on Mark-to-Market Commodity
   Derivative Contracts                                (14,563)   (15,753)   (59,018)   (60,974)
  Other, Net                                               651      1,393      1,579      1,684
   Total                                               519,021    424,754    983,341    889,423

Operating Expenses
  Lease and Well                                        65,532     53,620    129,949    101,959
  Exploration Costs                                     19,596     22,139     45,592     39,597
  Dry Hole Costs                                        19,064      3,436     29,091     10,056
  Impairments                                           15,711     25,475     33,359     37,431
  Depreciation, Depletion and Amortization             116,224    106,587    230,021    210,140
  General and Administrative                            26,370     24,934     51,285     45,355
  Taxes Other Than Income                               29,788     11,695     65,872     41,888
   Total                                               292,285    247,886    585,169    486,426

Operating Income                                       226,736    176,868    398,172    402,997

Other Income (Expense), Net                              1,425      2,680     (1,304)     2,832

Income Before Interest Expense and Income Taxes        228,161    179,548    396,868    405,829
Interest Expense, Net                                   15,416     13,807     32,099     29,125

Income Before Income Taxes                             212,745    165,741    364,769    376,704
Income Tax Provision                                    67,808     56,950    118,979    131,357

Net Income Before Cumulative Effect of Change
   in Accounting Principle                             144,937    108,791    245,790    245,347
Cumulative Effect of Change in Accounting
   Principle, Net of Income Tax                              -          -          -     (7,131)

Net Income                                             144,937    108,791    245,790    238,216
Preferred Stock Dividends                                2,758      2,758      5,516      5,516
Net Income Available to Common                        $142,179   $106,033   $240,274   $232,700

Net Income Per Share Available to Common
  Basic
   Net Income Available to Common Before Cumulative
    Effect of Change in Accounting Principle          $   1.22   $   0.93   $   2.07   $   2.09
   Cumulative Effect of Change in Accounting
    Principle, Net of Income Tax                             -          -          -      (0.06)
   Net Income Available to Common                     $   1.22   $   0.93   $   2.07   $   2.03
  Diluted
   Net Income Available to Common Before Cumulative
    Effect of Change in Accounting Principle          $   1.20   $   0.91   $   2.03   $   2.06
   Cumulative Effect of Change in Accounting
    Principle, Net of Income Tax                             -          -          -      (0.06)
   Net Income Available to Common                     $   1.20   $   0.91   $   2.03   $   2.00

Average Number of Common Shares
  Basic                                                116,388    114,382    116,052    114,430
  Diluted                                              118,709    116,131    118,227    116,212

The accompanying notes are an integral part of these consolidated financial statements.

              PART I.  FINANCIAL INFORMATION - (Continued)

               ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                           EOG RESOURCES, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Data)


                                                               June 30,    December 31,
                                                                 2004          2003
                                                             (Unaudited)
                                 ASSETS
Current Assets
  Cash and Cash Equivalents                                  $   67,839    $    4,443
  Accounts Receivable, Net                                      355,662       295,118
  Inventories                                                    30,253        21,922
  Deferred Income Taxes                                          39,564        31,548
  Other                                                          57,106        42,983
     Total                                                      550,424       396,014

Oil and Gas Properties (Successful Efforts Method)            8,616,115     8,189,062
  Less: Accumulated Depreciation, Depletion
   and Amortization                                          (4,149,096)   (3,940,145)
     Net Oil and Gas Properties                               4,467,019     4,248,917
Other Assets                                                    109,523       104,084
Total Assets                                                 $5,126,966    $4,749,015

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                           $  319,535    $  282,379
  Accrued Taxes Payable                                          50,165        33,276
  Dividends Payable                                               7,425         6,175
  Liabilities from Price Risk Management Activities              58,601        37,779
  Deferred Income Taxes                                          36,260        73,611
  Other                                                          34,078        43,299
     Total                                                      506,064       476,519

Long-Term Debt                                                1,085,822     1,108,872
Other Liabilities                                               180,743       171,115
Deferred Income Taxes                                           876,406       769,128

Shareholders' Equity
  Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
   Series B, 100,000 Shares Issued, Cumulative,
    $100,000 Liquidation Preference                              98,707        98,589
   Series D, 500 Shares Issued, Cumulative,
    $50,000 Liquidation Preference                               49,918        49,827
  Common Stock, $.01 Par, 320,000,000 Shares Authorized
   and 124,730,000 Shares Issued                                201,247       201,247
  Additional Paid in Capital                                      7,478         1,625
  Unearned Compensation                                         (27,978)      (23,473)
  Accumulated Other Comprehensive Income                         41,473        73,934
  Retained Earnings                                           2,347,446     2,121,214
  Common Stock Held in Treasury, 7,044,550 shares at
   June 30, 2004 and 8,819,600 shares at December 31,
    2003                                                       (240,360)     (299,582)
     Total Shareholders' Equity                               2,477,931     2,223,381

Total Liabilities and Shareholders' Equity                   $5,126,966    $4,749,015

The accompanying notes are an integral part of these consolidated financial statements.

              PART I.  FINANCIAL INFORMATION - (Continued)

               ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                           EOG RESOURCES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                          2004        2003
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided
 by Operating Activities:
  Net Income                                           $ 245,790   $ 238,216
  Items Not Requiring Cash
   Depreciation, Depletion and Amortization              230,021     210,140
   Impairments                                            33,359      37,431
   Deferred Income Taxes                                  84,216      79,975
   Cumulative Effect of Change in Accounting
    Principle, Net of Income Tax                               -       7,131
   Other, Net                                             13,289       3,965
 Exploration Costs                                        45,592      39,597
 Dry Hole Costs                                           29,091      10,056
 Mark-to-Market Commodity Derivative Contracts
   Total Losses                                           59,018      60,974
   Realized Losses                                       (38,211)    (39,089)
 Tax Benefits from Stock Options Exercised                13,792       4,802
 Other, Net                                               (1,273)      3,499
 Changes in Components of Working Capital and
  Other Liabilities
   Accounts Receivable                                   (60,458)    (44,420)
   Inventories                                            (8,331)        (44)
   Accounts Payable                                       37,171      24,353
   Accrued Taxes Payable                                  (4,450)     16,809
   Other Liabilities                                         257      (1,151)
   Other, Net                                             (3,465)      7,899
 Changes in Components of Working Capital Associated
  with Investing and Financing Activities                 16,736      (6,931)
Net Cash Provided by Operating Activities                692,144     653,212

Investing Cash Flows
 Additions to Oil and Gas Properties                    (534,540)   (325,046)
 Exploration Costs                                       (45,592)    (39,597)
 Dry Hole Costs                                          (29,091)    (10,056)
 Proceeds from Sales of Assets                             9,762       9,750
 Changes in Components of Working Capital Associated
   with Investing Activities                             (15,988)      6,879
  Other, Net                                             (13,139)      1,279
Net Cash Used in Investing Activities                   (628,588)   (356,791)

Financing Cash Flows
 Long-Term Debt Borrowing                                150,000           -
 Long-Term Debt Repayments                              (173,050)   (134,310)
 Dividends Paid                                          (18,099)    (14,480)
 Treasury Stock Purchased                                      -     (21,295)
 Proceeds from Stock Options Exercised                    43,190      14,730
 Other, Net                                               (2,201)         53
Net Cash Used in Financing Activities                       (160)   (155,302)

Increase in Cash and Cash Equivalents                     63,396     141,119
Cash and Cash Equivalents at Beginning of Period           4,443       9,848
Cash and Cash Equivalents at End of Period             $  67,839   $ 150,967

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

   As more fully discussed in Note 12 to the consolidated financial statements included in EOG's 2003 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes commodity derivative financial instruments, primarily price swaps and collars, as the means to manage this price risk. In addition to these financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices. During the first six months of 2004 and 2003, EOG elected not to designate any of its commodity derivative financial contracts as accounting hedges, and accordingly, accounted for these commodity derivative financial contracts using the mark-to-market accounting method.

   EOG is exposed to foreign currency exchange rate risk inherent in its operations in foreign countries, including Canada, Trinidad and the United Kingdom. From time to time, EOG engages in exchange rate risk management activities to manage its exposure to exchange rates. Effective March 9, 2004, EOG entered into a foreign currency swap transaction with multiple banks to eliminate any exchange rate impacts that may result from the notes offered by one of the Canadian subsidiaries on the same date (see Note 8). EOG accounts for the foreign currency swap transaction using the hedge accounting method, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138 and 149. Under those provisions, as of June 30, 2004, EOG recorded the fair value of the swap of $2.7 million in Other Liabilities in the Liabilities section of the Consolidated Balance Sheets. Changes in the fair value of the foreign currency swap result in no net impact to the Consolidated Statements of Income and an after-tax loss of $1.7 million in Accumulated Other Comprehensive Income in the Shareholders' Equity section of the Consolidated Balance Sheets.

   On January 1, 2003, EOG adopted SFAS No. 143 - "Accounting for Asset Retirement Obligations" which essentially requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The impact of adopting the statement was an after-tax charge of $7.1 million, which was reported in the first quarter of 2003 as cumulative effect of change in accounting principle.

   In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results (see Note 7). On March 31, 2004, the FASB issued a proposed statement to amend SFAS No. 123 to require all companies to expense the value of employee stock options. This proposed statement set a comment deadline of June 30, 2004, and would be effective prospectively beginning first quarter of 2005 for EOG. EOG is currently evaluating the effect of the proposed statement on its financial statements and continues to monitor further developments relating to the proposed statement.

   During the third quarter of 2003, the SEC made comments to other registrants that oil and gas mineral rights acquired should be classified as an intangible asset pursuant to SFAS No. 141 - "Business Combinations," and SFAS No. 142 - "Goodwill and Other Intangible Assets." However, the SEC is not currently requiring all oil and gas producing companies to apply this classification or the disclosure requirements of intangible assets. Currently, EOG classifies the cost of oil and gas mineral rights as oil and gas properties and believes that this is consistent with oil and gas accounting and industry practice. The FASB has been asked to address this issue. If the FASB determines that the reclassification is required, EOG would reclassify these costs from oil and gas properties to intangible assets on the balance sheet. There would be no effect on the Consolidated Statements of Income or Consolidated Statements of Cash Flows. In March 2004, the FASB reached a consensus that for the mining industry all mineral rights are tangible assets and that SFAS Nos. 141 and 142 should be amended accordingly. In July 2004, the FASB set a comment deadline of August 17, 2004 to gather input as to whether the cost of oil and gas mineral rights is covered by the scope exception in SFAS No. 142 and, therefore, the current oil and gas accounting and industry practice is proper. EOG will continue to monitor the developments in this area until the final decision by the FASB emerges.

   On April 1, 2004, EOG adopted FASB Staff Position No. 106-2 - "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2), which provides guidance on accounting for the effects of the Medicare Prescription Drug Improvement Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. The adoption of FSP 106-2 did not have a material impact on EOG's financial statements (see
   Note 7 - Postretirement Plan).

2. The following table sets forth the computation of net income per share available to common for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

                                                          Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                            2004       2003       2004       2003

   Numerator for Basic and Diluted Earnings Per Share -
     Net Income Available to Common                       $142,179   $106,033   $240,274   $232,700
   Denominator for Basic Earnings Per Share -
     Weighted Average Shares                               116,388    114,382    116,052    114,430
   Potential Dilutive Common Shares -
     Stock Options                                           1,867      1,509      1,734      1,531
     Restricted Stock and Units                                454        240        441        251
   Denominator for Diluted Earnings Per Share -
     Adjusted Weighted Average Shares                      118,709    116,131    118,227    116,212
   Net Income Per Share of Common Stock
     Basic                                                $   1.22   $   0.93   $   2.07   $   2.03
     Diluted                                              $   1.20   $   0.91   $   2.03   $   2.00


3. The following table presents the components of EOG's comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands):

                                                          Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                            2004       2003       2004       2003

   Comprehensive Income
   Net Income                                             $144,937   $108,791   $245,790   $238,216
   Other Comprehensive Income
     Foreign Currency Translation Adjustment               (18,573)    48,167    (30,746)    87,423
     Foreign Currency Swap Transaction,
       Net of Income Tax of $802                            (1,715)         -     (1,715)         -
        Total                                             $124,649   $156,958   $213,329   $325,639


4. Selected financial information about operating segments is reported below for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands):

                                   Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                     2004       2003       2004       2003

   Net Operating Revenues
     United States                 $388,258   $328,528   $723,026   $687,042
     Canada                          99,965     72,922    200,767    153,613
     Trinidad                        30,798     23,304     59,548     48,768
      Total                        $519,021   $424,754   $983,341   $889,423

   Operating Income (Loss)
     United States                 $152,113   $126,308   $253,118   $288,430
     Canada                          54,769     40,130    109,018     91,521
     Trinidad                        21,401     10,736     41,278     27,707
     United Kingdom                  (1,547)      (242)    (5,242)    (4,822)
     Other                                -        (64)         -        161
      Total                         226,736    176,868    398,172    402,997

   Reconciling Items
     Other Income (Expense), Net      1,425      2,680     (1,304)     2,832
     Interest Expense, Net           15,416     13,807     32,099     29,125
   Income Before Income Taxes      $212,745   $165,741   $364,769   $376,704


5. EOG and numerous other companies in the natural gas industry were named as defendants in various lawsuits alleging violations of the Civil False Claims Act in connection with the payment of royalties on natural gas and natural gas liquids produced on federal and Indian lands. EOG was involved in two of these lawsuits. The plaintiffs in one of the lawsuits dismissed EOG from that case without prejudice. EOG recently settled the second of these lawsuits for a nominal amount.

   EOG has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of EOG.

   There are various other lawsuits and claims against EOG that have arisen in the ordinary course of business. However, management does not believe these lawsuits and claims will individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of EOG.

6. The following table presents the reconciliation of the beginning and ending aggregate carrying amount of short-term and long-term legal obligations associated with the retirements of oil and gas properties pursuant to SFAS No. 143 for the three-month periods ended March 31 and June 30, 2004 (in thousands):

                                       Asset Retirement Obligations
                                     Short-Term   Long-Term    Total

   Balance at December 31, 2003       $  5,320    $118,624    $123,944
     Liabilities Incurred                  321       2,073       2,394
     Liabilities Settled                   (97)        (28)       (125)
     Accretion                              36       1,331       1,367
     Foreign Currency Translation           (3)       (212)       (215)
   Balance at March 31, 2004             5,577     121,788     127,365
     Liabilities Incurred                    -       2,863       2,863
     Liabilities Settled                  (748)     (4,520)     (5,268)
     Accretion                              17       1,316       1,333
     Foreign Currency Translation          (10)       (372)       (382)
   Balance at June 30, 2004           $  4,836    $121,075    $125,911


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

   Pro Forma Information. EOG's pro forma net income available to common and net income per share available to common for the three-month and six-month periods ended June 30, 2004 and 2003, had compensation costs of stock options and the employee stock purchase plan been recorded using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," are presented below pursuant to the disclosure requirement of SFAS No. 148 (in millions, except per share amounts):

                                                   Three Months Ended   Six Months Ended
                                                         June 30,           June 30,
                                                      2004     2003      2004     2003

   Net Income Available to Common - As Reported      $142.2   $106.0    $240.3   $232.7
   Deduct: Total Stock-Based Employee Compensation
    Expense, Net of Income Tax                         (2.9)    (2.3)     (5.4)    (5.6)
   Net Income Available to Common - Pro Forma        $139.3   $103.7    $234.9   $227.1

   Net Income per Share Available to Common
     Basic - As Reported                             $ 1.22   $ 0.93    $ 2.07   $ 2.03
     Basic - Pro Forma                               $ 1.20   $ 0.91    $ 2.02   $ 1.98

     Diluted - As Reported                           $ 1.20   $ 0.91    $ 2.03   $ 2.00
     Diluted - Pro Forma                             $ 1.17   $ 0.89    $ 1.99   $ 1.95


   The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123 does not apply to awards prior to 1995 and the extent and timing of additional future awards cannot be predicted.

   Restricted Stock and Units. Under the Plans, employees may be granted restricted stock and/or units without cost to them. Related compensation expense for the three-month periods ended June 30, 2004 and 2003 was $2.4 million and $1.3 million, respectively. Related compensation expense for the six-month periods ended June 30, 2004 and 2003 was $4.4 million and $2.6 million, respectively.

   Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. EOG's contributions to these plans are based on various percentages of compensation, and in some instances, are based upon the amount of the employees' contributions to the plan. For the three-month periods ended June 30, 2004 and 2003, the contributions to these plans amounted to approximately $2.7 million and $2.0 million, respectively. For the six-month periods ended June 30, 2004 and 2003, the contributions to these plans amounted to approximately $5.7 million and $3.9 million, respectively.

   In addition, EOG's Canadian subsidiary maintains a non-contributory defined contribution pension plan and a matched savings plan and EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan. These plans are available to most employees of the Canadian and Trinidadian subsidiaries, and contributions related to these plans were $222,000 and $149,000 for the three-month periods ended June 30, 2004 and 2003, respectively. Contributions related to these plans were $427,000 and $285,000 for the six-month periods ended June 30, 2004 and 2003, respectively.


   Postretirement Plan. During 2000, EOG adopted postretirement medical and dental benefits for eligible employees and their eligible dependents. Benefits are provided under the provisions of a contributory defined dollar benefit plan. EOG accrues these postretirement benefit costs over the service lives of the employees expected to be eligible to receive such benefits.

   The following table summarizes EOG's postretirement benefit expense for the three-month and six-month periods ended June 30, 2003 and 2004 (in thousands):

                                               Three Months Ended   Six Months Ended
                                                     June 30,           June 30,
                                                   2004   2003        2004   2003

   Service Cost                                    $ 36   $ 44        $106   $ 88
   Interest Cost                                     29     32          79     64
   Expected Return on Plan Assets                     -      -           -      -
   Amortization of Prior Service Cost                32     19          65     38
   Amortization of Net Actuarial (Gain) Loss        (18)     -         (18)     -
     Net Periodic Benefit Cost                     $ 79   $ 95        $232   $190


   EOG previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $57,000 to its postretirement plan in 2004. As of June 30, 2004, $29,000 of contributions have been made. EOG presently anticipates contributing an additional $28,000 to fund its postretirement plan in 2004 for a total of $57,000.

8. On March 9, 2004, EOG Resources Canada Inc., a wholly owned subsidiary of EOG, issued notes with a total principal amount of US$150 million, an annual interest rate of 4.75% and a maturity date of March 15, 2014, under Rule 144A of the Securities Act of 1933, as amended. The notes are guaranteed by EOG. In conjunction with the offering, EOG entered into a foreign currency swap transaction with multiple banks for the equivalent amount of the notes and related interest, which has in effect converted this indebtedness into CAD$201.3 million with a 5.275% interest rate.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       EOG RESOURCES, INC.

Overview

  EOG Resources, Inc. (EOG) is one of the largest independent (non-integrated) oil and gas companies in the United States and has substantial proved reserves in the United States, Canada, offshore Trinidad and, to a lesser extent, the United Kingdom North Sea. EOG operates under a business strategy that focuses predominantly on three factors: achieving a strong reinvestment rate of return on its capital program, drilling internally generated prospects in order to find and develop low cost reserves, and maintaining a strong balance sheet, with a below industry average debt-to-total capitalization ratio.

 Operations

  United States and Canada. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United
States and Canada. EOG plans to continue to drill smaller wells in large acreage plays, which, in the aggregate, will contribute substantially to EOG's crude oil and natural gas production. EOG has several larger potential plays under way in Wyoming, Utah and Texas, including the Barnett Shale. To date, EOG has leased approximately 258,000 net acres in the non-core Barnett Shale area (with the core area defined primarily as western Denton and eastern Wise counties). While EOG has continued to drill successful wells in the Barnett Shale through the use of 3-D seismic and horizontal drilling techniques, significant production growth or reserve additions are not anticipated from the Barnett Shale until 2005 and beyond.

  In South Texas, EOG has continued its success in the Roleta and Frio Formations. Through the use of 3-D seismic, EOG has expanded the inventory of drilling locations in the Roleta
Formation and also expects to continue an active drilling program in the Frio Formation.

  International. In Trinidad, EOG drilled two development wells at its Parula Discovery. Production from these wells will be among the sources to supply existing gas contracts, as well as feeding the new methanol plant that is scheduled to commence operations in 2005. EOG recently completed an additional development well on the U(a) Block which will primarily supply natural gas to the Caribbean Nitrogen Company Limited (CNCL) and the Nitrogen (2000) Unlimited (N2000) ammonia plants. The N2000 plant has commenced commissioning operations ahead of schedule and is expected to achieve full plant productivity in August 2004.

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

  In EOG's new venue in the Southern Gas Basin of the United Kingdom North Sea, EOG is on track to commence production of approximately 40 MMcfd, net, from its two gas discoveries by the end of 2004. These wells were farm-in opportunities from major oil companies. EOG is reviewing additional farm-in opportunities in this area and expects to participate in at least one more exploration well in 2004. EOG expects to begin operatorship in the United Kingdom later in 2004.


 Capital Structure

  As noted, one of management's key strategies is to keep a strong balance sheet with a consistently below industry average debt-to-total capitalization ratio. During the first half of 2004, EOG reduced debt by $23 million and increased its cash position by $63 million. At June 30, 2004, its debt-to-total capitalization ratio was 30.5%, down from 33.3% at December 31, 2003. On March 9, 2004, EOG Resources Canada Inc., a wholly owned subsidiary of EOG, issued notes with a total principal amount of US$150 million. The proceeds from these notes, along with the cash provided from operating activities, allowed EOG to fund its entire first half of 2004 capital program of $609 million and pay down $98 million on outstanding commercial paper borrowings and $75 million on a senior unsecured term loan facility. As management currently assesses price forecast and demand trends for the remainder of 2004, EOG continues to believe that operations and capital expenditure activity can be funded by cash generated from operations and, if needed, available financing alternatives.

  For 2004, EOG's current estimated capital expenditure budget increased from approximately $1.1 billion to approximately $1.3 billion, excluding acquisitions. EOG plans to spend about 5% of this estimated capital expenditure budget to drill new, internally generated, bigger target ideas. United States and Canadian natural gas continues to be a key component of this effort. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management believes that EOG has one of the strongest overall drilling inventories in EOG's history.

Results of Operations

  The following review of operations for the three-month periods ended June 30, 2004 and 2003 should be read in conjunction with the consolidated financial statements of EOG and notes thereto.

 Net Operating Revenues

  During the second quarter of 2004, net operating revenues increased $94 million to $519 million. Total wellhead revenues of $533 million increased $94 million, or 21%, as compared to a year ago. Wellhead volume and price statistics for the three-month periods ended June 30, 2004 and 2003 were as follows:

                                                   Three Months Ended
                                                         June 30,
                                                      2004      2003
Natural Gas Volumes (MMcf per day)(1)
  United States                                         619       636
  Canada                                                197       153
    United States and Canada                            816       789
  Trinidad                                              162       148
    Total                                               978       937

Average Natural Gas Prices ($/Mcf)(2)
  United States                                       $5.67     $5.06
  Canada                                               5.04      4.77
    United States and Canada Composite                 5.52      5.00
  Trinidad                                             1.36      1.32
    Composite                                          4.83      4.42

Crude Oil and Condensate Volumes (MBbl per day)(1)
  United States                                        21.0      17.3
  Canada                                                2.6       2.3
    United States and Canada                           23.6      19.6
  Trinidad                                              3.1       2.3
    Total                                              26.7      21.9

Average Crude Oil and Condensate Prices ($/Bbl)(2)
  United States                                      $37.39    $28.18
  Canada                                              35.59     27.00
    United States and Canada Composite                37.19     28.04
  Trinidad                                            37.69     26.31
    Composite                                         37.25     27.86

Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                         5.0       3.0
  Canada                                                0.6       0.4
    Total                                               5.6       3.4

Average Natural Gas Liquids Prices ($/Bbl)(2)
  United States                                      $23.78    $19.63
  Canada                                              20.35     14.15
    Composite                                         23.40     19.00

Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                         775       757
  Canada                                                216       170
    United States and Canada                            991       927
  Trinidad                                              181       162
    Total                                             1,172     1,089

Total Bcfe(3)  Deliveries                             106.6      99.1

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Dollars per thousand cubic feet or per barrel, as applicable.
(3) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable.

  Wellhead natural gas revenues for the second quarter of 2004 increased $53 million, or 14%, due to the increase in the composite average wellhead natural gas price ($37 million) and the increase in natural gas deliveries ($16 million). The composite average wellhead price for natural gas increased 9% to $4.83 per Mcf for the second quarter of 2004 from $4.42 per Mcf for the same period of 2003.

  Natural gas deliveries increased 41 MMcf per day, or 4%, to 978 MMcf per day for the second quarter of 2004 from 937 MMcf per day for the comparable period in 2003, primarily due to a 44 MMcf per day, or 29%, increase in Canada and a 14 MMcf per day, or 9%, increase in Trinidad, partially offset by a 17 MMcf per day, or 3%, decline in the United States. The increase in Canada was attributable to the property acquisitions in the fourth quarter of 2003 (32 MMcf per day) and additional production from drilling activities (17 MMcf per day), partially offset by a temporary plant shutdown (5 MMcf per day). The increase in Trinidad was attributable to the Parula wells on the SECC block beginning production in February 2004 (17 MMcf per day), partially offset by the decreased production from the U(a) block as a result of a temporary ammonia plant shutdown in May 2004 (5 MMcf per day).

  Wellhead crude oil and condensate revenues increased $35 million, or 63%, due to increases in both the composite average wellhead crude oil and condensate price ($23 million) and the wellhead crude oil and condensate deliveries ($12 million). The composite average wellhead crude oil and condensate price for the second quarter of 2004 was $37.25 per barrel compared to $27.86 per barrel for the same period of 2003.

  Wellhead crude oil and condensate deliveries increased 4.8 MBbl per day, or 22%, to 26.7 MBbl per day for the second quarter of 2004. The increase was mainly from the production from new wells in the United States (3.7 MBbl per day) and from higher production from the Parula wells in Trinidad (0.9 MBbl per day).

  Natural gas liquids revenues were $6 million higher than a year ago primarily due to increases in deliveries ($4 million) and the composite average price ($2 million).

  During the second quarter of 2004, EOG recognized a loss on mark-to-market financial commodity derivative contracts of $15 million compared to a loss of $16 million for the same period in 2003. During the second quarter of 2004, net cash outflow related to settled natural gas financial collar contracts and settled natural gas and crude oil financial price swap contracts was $36 million compared to a net cash outflow of $11 million for the same period in 2003.

 Operating and Other Expenses

  For the second quarter of 2004, operating expenses of $292 million were $44 million higher than the $248 million incurred in the second quarter of 2003. The following table presents the costs per Mcfe for the three-month periods ended June 30, 2004 and 2003:

                                           Three Months Ended
                                                 June 30,
                                             2004      2003

          Lease and Well                     $0.61     $0.54
          DD&A                                1.09      1.08
          General and Administrative (G&A)    0.25      0.25
          Taxes Other than Income             0.28      0.12
          Interest Expense, Net               0.15      0.14
            Total Per-Unit Costs(1)          $2.38     $2.13

(1) Total per-unit costs do not include exploration costs, dry hole costs and impairments.

  The higher per-unit costs of lease and well, depreciation, depletion and amortization (DD&A), taxes other than income and net interest expense for the three-month period ended June 30, 2004 compared to the same period in 2003 were due primarily to the reasons set forth below.

  Lease and well expenses of $66 million were $12 million higher than the prior year period due primarily to a general increase in service costs related to operating activities in the United States ($4 million), increased transportation expense in the United States ($3 million), increased production in Canada ($3 million) and in the United States ($1 million), and changes in the Canadian exchange rate ($1 million).

  DD&A expenses of $116 million increased $10 million from the prior year period due primarily to increased production in Canada ($4 million) and in the United States ($2 million), increased United States DD&A rates ($2 million) and increased Canadian DD&A rates ($1 million).

  Taxes other than income of $30 million were $18 million higher than the prior year period due primarily to $17 million in retroactive credits against severance taxes resulting from the qualification of additional wells for a Texas high cost gas severance tax exemption recorded in the second quarter of 2003 versus $1 million recorded in the second quarter of 2004.

  Net interest expense of $15 million increased $2 million compared to the second quarter of 2003 primarily due to a slightly higher average debt balance.

  Exploration costs of $20 million were $3 million lower than a year ago due primarily to a major seismic acquisition program in Trinidad ($4 million) which began in the second quarter of 2003, partially offset by increased geological and geoscience expenditures in the United States ($1 million).

  Impairments of $16 million decreased $10 million compared to the prior year period due to lower amortization of unproved leases in the United States ($4 million) and lower impairments to the carrying value of certain long-lived assets as a result of downward revisions in the future cash flow analysis for certain properties in the United States ($6 million). Total impairments under Statement of Financial Accounting Standards No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" for the second quarter of 2004 and 2003 were $2 million and $8 million, respectively.

  For the second quarter of 2004, the income tax provision of $68 million increased $11 million compared to the second quarter of 2003, primarily due to higher income before income taxes ($17 million) and higher effective foreign income tax rates ($3 million), partially offset by lower deferred income taxes associated with a reduction in the Alberta (Canada) corporate tax rate ($5 million) and decreases in other adjustments ($4 million). The net effective tax rate for the second quarter of 2004 decreased to 32% from 34% for the same period of 2003.

Results of Operations

 Net Operating Revenues

  During the first half of 2004, net operating revenues increased $94 million to $983 million. Total wellhead revenues of $1,040 million increased $92 million, or 10%, as compared to a year ago. Wellhead volume and price statistics for the six-month periods ended June 30, 2004 and 2003 were as follows:

                                                  Six Months Ended
                                                      June 30,
                                                   2004      2003
Natural Gas Volumes (MMcf per day)
  United States                                      618       639
  Canada                                             201       155
    United States and Canada                         819       794
  Trinidad                                           158       152
    Total                                            977       946

Average Natural Gas Prices ($/Mcf)
  United States                                    $5.54     $5.49
  Canada                                            5.01      4.97
    United States and Canada Composite              5.41      5.39
  Trinidad                                          1.42      1.32
    Composite                                       4.77      4.74

Crude Oil and Condensate Volumes (MBbl per day)
  United States                                     20.5      17.8
  Canada                                             2.6       2.2
    United States and Canada                        23.1      20.0
  Trinidad                                           2.8       2.4
    Total                                           25.9      22.4

Average Crude Oil and Condensate Prices ($/Bbl)
  United States                                   $36.11    $30.63
  Canada                                           33.63     29.26
    United States and Canada Composite             35.83     30.48
  Trinidad                                         35.52     29.82
    Composite                                      35.80     30.41

Natural Gas Liquids Volumes (MBbl per day)
  United States                                      4.9       3.1
  Canada                                             0.6       0.5
    Total                                            5.5       3.6

Average Natural Gas Liquids Prices ($/Bbl)
  United States                                   $24.24    $21.46
  Canada                                           20.25     19.22
    Composite                                      23.80     21.13

Natural Gas Equivalent Volumes (MMcfe per day)
  United States                                      771       764
  Canada                                             219       172
    United States and Canada                         990       936
  Trinidad                                           175       166
    Total                                          1,165     1,102

Total Bcfe Deliveries                              212.1     199.4

  During the first half of 2004, wellhead natural gas revenues increased 4% to $847 million from $811 million for the same period of 2003. The increase was due to the increase in natural gas deliveries ($31 million) and the increase in the composite average wellhead natural gas price ($5 million). The composite average wellhead price for natural gas increased to $4.77 per Mcf from $4.74 per Mcf for the comparable period a year ago.

  Natural gas deliveries increased 31 MMcf per day, or 3%, to 977 MMcf per day for the first half of 2004 from 946 MMcf per day a year ago, primarily due to a 46 MMcf per day, or 30%, increase in Canada and a 6 MMcf per day, or 4%, increase in Trinidad, partially offset by a 21 MMcf per day, or 3%, decline in the United States. The increase in Canada was attributable to the property acquisitions in the fourth quarter of 2003 (32 MMcf per day) and additional production from drilling activities (17 MMcf per day), offset by a temporary plant shutdown (3 MMcf per day). The increase in Trinidad was attributable to the Parula wells on the SECC block beginning production in February 2004 (9 MMcf per day).

  Wellhead crude oil and condensate revenues for the first half of 2004 increased $46 million, or 37%, as compared to the prior year same period, due to the increases in both the average wellhead crude oil and condensate prices ($26 million) and crude oil and condensate deliveries ($20 million). The composite average wellhead price for crude oil and condensate increased 18% to $35.80 per barrel from $30.41 per barrel for the comparable period a year ago.

  Wellhead crude oil and condensate deliveries increased 3.5 MBbl per day, or 16%, to 25.9 MBbl per day for the first half of 2004 from 22.4 MBbl per day a year ago. The increase was mainly due to the production from new wells in the United States (2.7 MBbl per day) and production from the Parula wells on the SECC block commencing in February 2004 in Trinidad (0.5 MBbl per day).

  Natural gas liquids revenues were $10 million higher than a year ago primarily due to increases in deliveries ($7 million) and the composite average price ($3 million).

  During the first six months of 2004, EOG recognized a loss on mark-to-market financial commodity derivative contracts of $59 million compared to a loss of $61 million for the same period in 2003.
During the first six months of 2004, net cash outflow related to settled natural gas financial collar contracts and settled natural gas and crude oil financial price swap contracts was $38 million compared to a net cash outflow of $39 million for the same period in 2003.

 Operating and Other Expenses

  For the first six months of 2004, operating expenses of $585 million were $99 million higher than the $486 million incurred in the first six months of 2003. The following table presents the costs per Mcfe for the six-month periods ended June 30, 2004 and 2003:

                                       Six Months Ended
                                           June 30,
                                        2004      2003

            Lease and Well              $0.61     $0.51
            DD&A                         1.09      1.05
            G&A                          0.24      0.23
            Taxes Other than Income      0.31      0.21
            Interest Expense, Net        0.15      0.15
               Total Per-Unit Costs(1)  $2.40     $2.15

(1) Total per-unit costs do not include exploration costs, dry hole costs and impairments.

  The higher per-unit costs of lease and well, DD&A, G&A, taxes other than income and net interest expense for the six-month period ended June 30, 2004 compared to the same period in 2003 were due primarily to the reasons set forth below.

  Lease and well expenses of $130 million were $28 million higher than the prior year period due primarily to a general increase in service costs related to operating activities in the United States ($9 million) and Canada ($1 million), increased transportation expense in the United States ($7 million) and in Canada ($1 million), increased production in Canada ($6 million) and changes in the Canadian exchange rate ($3 million).

  DD&A expenses of $230 million increased $20 million from the prior year period due primarily to increased production in Canada ($8 million), changes in the Canadian exchange rate ($3 million), increased Canadian DD&A rates ($3 million) from acquiring and developing reserves and increased United States DD&A rates ($3 million) due to a gradual proportional increase in production from higher cost properties.

  G&A expenses of $51 million were $6 million higher than the comparable prior year period due primarily to expanded operations.

  Taxes other than income of $66 million were $24 million higher than the prior year period due primarily to $18 million in retroactive credits against severance taxes resulting from the qualification of additional wells for a Texas high cost gas severance tax exemption recorded in the first half of 2003 versus $2 million recorded in the first half of 2004 and the results of a production tax lawsuit expensed in the first quarter of 2004 ($5 million).

  Net interest expense of $32 million increased $3 million compared to the same period of 2003 primarily due to an interest charge related to the results of a production tax lawsuit in the first quarter of 2004 ($2 million) and a slightly higher average debt balance ($1 million).

  Exploration costs of $46 million were $6 million higher than a year ago due primarily to increased geological and geoscience expenditures in the United States ($9 million) and Canada ($1 million), partially offset by a decrease in geological and geoscience expenditures in Trinidad due primarily to a major seismic acquisition program in Trinidad ($4 million) which began in the second quarter of 2003.

  Impairments decreased $4 million to $33 million compared to the comparable prior year period due to lower amortization of unproved leases in the United States ($1 million) and lower impairments to the carrying value of certain long-lived assets as a result of downward revisions in the future cash flow analysis for certain properties in the United States ($3 million). Total impairments under Statement of Financial Accounting Standards No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" for the first six months of 2004 and 2003 were $5 million and $8 million, respectively.

  For the first six months of 2004, the income tax provision of $119 million decreased $12 million compared to the first six months of 2003, primarily due to lower income before income taxes ($5 million), lower deferred income taxes associated with a reduction in the Alberta (Canada) corporate tax rate ($5 million) and decreases in other adjustments ($5 million), partially offset by higher effective foreign tax rates ($3 million). The net effective tax rate for the first six months of 2004 decreased to 33% from 35% for the same period of 2003.

Capital Resources and Liquidity

 Cash Flows

  At June 30, 2004 and December 31, 2003, EOG had cash and cash equivalents of $68 million and $4 million, respectively.

  The primary sources of cash for EOG during the first half of 2004 included funds generated from operations, proceeds from sales of assets, proceeds from new borrowings (see discussion on the US$150 million notes issuance below) and proceeds from stock options exercised. Primary cash outflows included funds used in operations, exploration and development expenditures, repayment of debt and payment of dividends to shareholders.

  Cash provided by operating activities of $692 million for the first six months of 2004 increased $39 million as compared to the same period in 2003 primarily reflecting higher wellhead revenues ($92 million), partially offset by higher cash operating expenses ($44 million) and unfavorable changes in working capital ($19 million).

  Cash used in investing activities of $629 million for the first six months of 2004 increased by $272 million as compared to the same period in 2003 due primarily to increased exploration and development expenditures ($235 million) and unfavorable changes in working capital related to investing activities ($23 million). Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  During the first quarter of 2004, EOG completed a sale agreement whereby a portion of an EOG subsidiary's shareholdings in N2000, a Trinidadian company, was sold to a third party energy company for $3 million. The sale left EOG with an equity interest of approximately 23% in N2000 and did not result in any gain or loss. The proceeds were reported as Proceeds from Sales of Assets.

  Cash used by financing activities was less than $1 million for the first six months of 2004 versus cash used of $155 million for the same period in 2003. Financing activities for 2004 included the net repayment of long-term debt ($23 million) consisting of repayments of the outstanding balances of commercial paper borrowings ($98 million) and a senior unsecured term loan facility ($75 million), offset partially by the notes issuance discussed below ($150 million). Other financing activities included proceeds from the exercise of employee stock options ($43 million) and payments of cash dividends ($18 million).

  On March 9, 2004, EOG Resources Canada Inc., a wholly owned subsidiary of EOG, issued notes with a total principal amount of US$150 million, an annual interest rate of 4.75% and a maturity date of March 15, 2014, under Rule 144A of the Securities Act of 1933, as amended. The notes are guaranteed by EOG. In conjunction with the offering, EOG entered into a foreign currency swap transaction for the equivalent amount of the notes and related interest, which has in effect converted this indebtedness into CAD$201.3 million with a 5.275% interest rate.

  Based upon existing economic and market conditions, management believes net operating cash flow and available financing alternatives will be sufficient to fund net investing and other cash requirements of EOG for the foreseeable future.


 Total Exploration and Development Expenditures

  The table below presents total exploration and development expenditures for the six-month periods ended June 30, 2004 and 2003 (in millions):

                                                       Six Months Ended
                                                           June 30,
                                                         2004    2003

  United States                                         $ 446   $ 298
  Canada                                                  106      54
     United States and Canada                             552     352
  Trinidad                                                 38      10
  United Kingdom                                           17      11
  Other                                                     2       2
     Exploration and Development Expenditures             609     375
  Asset Retirement Costs                                    5       3
  Deferred Income Tax Benefits on Acquired Properties     (17)      -
     Total Exploration and Development Expenditures     $ 597   $ 378

  Exploration and development expenditures of $609 million for the first half of 2004 were $234 million higher than the prior year period due primarily to increased development and exploratory activities and higher cost structure in the United States and Canada ($200 million), and increased drilling activities in Trinidad
($28 million) and the United Kingdom ($6 million). The 2004 exploration and development expenditures of $609 million included $420 million in development,$182 million in exploration, $4 million in capitalized interest and $3 million in property acquisitions. The 2003 exploration and development expenditures of $375 million included $248 million in development, $105 million in exploration, $18 million in property acquisitions and $4 million in capitalized interest.

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

 Commodity Derivative Transactions

  As more fully discussed in Note 12 to the consolidated financial statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2003, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes commodity derivative financial instruments, primarily price swaps and collars, as the means to manage this price risk. In addition to these financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices. During the first six months of 2004 and 2003, EOG elected not to designate any of its commodity derivative financial contracts as accounting hedges, and accordingly, accounted for these commodity derivative financial contracts using the mark-to-market accounting method.

  Presented below is a summary of EOG's remaining 2004 natural gas financial collar contracts and natural gas and crude oil financial price swap contracts at June 30, 2004 with prices expressed in dollars per million British thermal units ($/MMBtu) and in dollars per barrel ($/Bbl), as applicable, and notional volumes in million British thermal units per day (MMBtud) and in barrels per day
(Bbld), as applicable. EOG has not entered into any additional natural gas financial collar contracts or natural gas or crude oil financial price swap contracts since EOG filed its Current Report on Form 8-K on August 2, 2004. The total fair value of the natural gas financial collar contracts and natural gas and crude oil financial price swap contracts at June 30, 2004 was a negative $59 million. There are no such contracts for any period after 2004.

              Natural Gas Financial Collar Contracts                 Financial Price Swap Contracts
                       Floor Price            Ceiling Price          Natural Gas          Crude Oil
                    Floor                                                   Weighted           Weighted
                    Range      Weighted     Ceiling    Weighted              Average            Average
        Volume      /Floor      Average      Range      Average    Volume     Price    Volume    Price
Month  (MMBtud)   ($/MMBtu)    ($/MMBtu)   ($/MMBtu)   ($/MMBtu)  (MMBtud)  ($/MMBtu)  (Bbld)   ($/Bbl)

Jul     375,000  $4.47 - 4.75    $4.58    $4.93 - 5.19   $5.09     30,000     $4.80     3,000   $27.91
Aug     375,000   4.47 - 4.75     4.58     4.93 - 5.19    5.09     30,000      4.80     2,000    28.11
Sep     375,000   4.47 - 4.75     4.58     4.93 - 5.19    5.09     30,000      4.78         -        -
Oct     375,000   4.47 - 4.75     4.58     4.93 - 5.19    5.09     30,000      4.80         -        -
Nov     100,000      6.35         6.35     7.60 - 7.64    7.61          -         -         -        -


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

              PART 1. FINANCIAL INFORMATION (Concluded)

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                         EOG RESOURCES, INC.


     EOG's exposure to interest rate risk, commodity price risk and foreign currency exchange risk is discussed respectively in the Financing and Outlook sections of the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," on pages 10 through 14 of the Form 8-K filed on February 24, 2004.



                   ITEM 4. CONTROLS AND PROCEDURES
                         EOG RESOURCES, INC.


  EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the quarter ended June 30, 2004. Based on this evaluation, the principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004 to ensure that information that is required to be disclosed by EOG in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in EOG's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

                     PART II. OTHER INFORMATION

                         EOG RESOURCES, INC.

ITEM 1. Legal Proceedings

          See Part I, Item 1, Note 5 to Consolidated Financial
          Statements, which is incorporated herein by reference.

ITEM 2. Changes in Securities and Use of Proceeds

                                                                       (c)
                                         (a)                      Total Number of             (d)
                                        Total          (b)      Shares Purchased as      Maximum Number
                                      Number of      Average     Part of Publicly     of Shares that May Yet
                                       Shares       Price Paid  Announced Plans or     Be Purchased Under
                Period               Purchased(1)   per Share       Programs         the Plans or Programs(2)

     April 1, 2004 - April 30, 2004      1,043       $46.59              -                  6,386,200
     May 1, 2004 - May 31, 2004         65,219        52.19              -                  6,386,200
     June 1, 2004 - June 30, 2004           46        53.73              -                  6,386,200

     Total                              66,308       $51.97              -

     (1) Includes 52,274 shares that were returned to EOG in payment of the exercise price of employee stock options and 14,034 shares that were returned to EOG to satisfy tax withholding obligations that arose upon the exercise of employee stock options or the vesting of restricted stock or units.
     (2) In September 2001, EOG announced that its Board of
         Directors authorized the repurchase of up to 10,000,000 shares of EOG's common stock.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of EOG Resources, Inc. was held on May 4, 2004, in Houston, Texas, for the purpose of electing a board of directors, ratifying the appointment of auditors and approving EOG's Amended and Restated 1992 Stock Plan. Proxies for the meeting were solicited pursuant to
      Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

      (a) Each of the directors nominated by the Board and
          listed in the proxy statement was elected with votes as
          follows:
                                      Shares       Shares
             Nominee                    For       Withheld

            George A. Alcorn        102,580,412   2,817,641
            Charles R. Crisp        102,633,144   2,764,909
            Mark G. Papa            103,091,689   2,306,364
            Edmund P. Segner, III   102,868,915   2,529,138
            Donald F. Textor        101,979,815   3,418,238
            Frank G. Wisner         102,592,185   2,805,868

      (b) The appointment of Deloitte & Touche LLP, independent public accountants, as auditors for the year ending December 31, 2004 was ratified by the following vote: 103,387,415 shares for; 1,359,286 shares against; and 535,373 shares abstaining.

      (c) EOG's Amended and Restated 1992 Stock Plan was approved by the following vote: 85,375,150 shares for;
          10,155,324 shares against; and 703,041 shares abstaining.

               PART II. OTHER INFORMATION (Concluded)

                         EOG RESOURCES, INC.

ITEM 5. Other Information

        On July 2, 2004, EOG announced that Mr. W. D. (Bill) Stevens and Mr. H. Leighton Steward had been elected to its Board of Directors.


ITEM 6. Exhibits and Current Reports on Form 8-K

     (a) Exhibits

        Exhibit 31.1 - Section 302 Certification of Periodic Report of Chief Executive Officer.

        Exhibit 31.2 - Section 302 Certification of Periodic Report of Principal Financial Officer.

        Exhibit 32.1 - Section 906 Certification of Periodic Report of Chief Executive Officer.

        Exhibit 32.2 - Section 906 Certification of Periodic Report of Principal Financial Officer.

     (b) Current Reports on Form 8-K

        During the second quarter of 2004, EOG furnished the following Current Reports on Form 8-K:

        - On April 5, 2004, to report anticipated financial results of the price risk management activities for the first quarter of 2004 and provide updated information on the remaining 2004 natural gas financial collar contracts and natural gas and crude oil financial price swap contracts in Item 9 - Regulation FD Disclosure.

        - On April 30, 2004, to provide estimates for the second quarter and full year 2004 and to provide updated information on the remaining 2004 natural gas financial collar contracts and natural gas and crude oil financial price swap contracts in Item 9 - Regulation FD Disclosure.

        - On May 3, 2004, to furnish the press release issued on May 2, 2004 for the first quarter 2004 financial and operational results in
          Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition.

                             SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EOG RESOURCES, INC.
                                 (Registrant)



Date: August 3, 2004          By: /s/ TIMOTHY K. DRIGGERS
                                      Timothy K. Driggers
                                 Vice President and Chief
                                    Accounting Officer
                              (Principal Accounting Officer)

                            EXHIBIT INDEX



Exhibit Number               Description

   *31.1        --  Section 302 Certification of Periodic Report of
                     Chief Executive Officer.

   *31.2        --  Section 302 Certification of Periodic Report of
                     Principal Financial Officer.

   *32.1        --  Section 906 Certification of Periodic Report of
                     Chief Executive Officer.

   *32.2        --  Section 906 Certification of Periodic Report of
                     Principal Financial Officer.


*Exhibits filed herewith