Form 10-Q
period 2004-09-30
EOG RESOURCES INC
filed 2004-10-28
CIK 821189

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


                               Form 10-Q




(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2004

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   Commission file number: 1-9743

                         EOG RESOURCES, INC.
       (Exact name of registrant as specified in its charter)

      Delaware                          47-0684736
   (State or other                  (I.R.S. Employer
    jurisdiction of                 Identification No.)
   incorporation or
     organization)

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
Yes x No  .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 19, 2004.

Title of each class                     Number of shares

 Common Stock, $.01                       118,575,129
     par value

                           EOG RESOURCES, INC.

                            TABLE OF CONTENTS



  PART I. FINANCIAL INFORMATION                                       Page No.

       ITEM 1. Financial Statements

       Consolidated Statements of Income - Three Months Ended
        September 30, 2004 and 2003 And Nine Months Ended
        September 30, 2004 and 2003                                       3
       Consolidated Balance Sheets - September 30, 2004 and
        December 31, 2003                                                 4
       Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 2004 and 2003                                       5
       Notes to Consolidated Financial Statements                         6

       ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      12

       ITEM 3. Quantitative and Qualitative Disclosures About
                Market Risk                                              23

       ITEM 4. Controls and Procedures                                   23

  PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings                                         24

       ITEM 2. Changes in Securities and Use of Proceeds                 24

       ITEM 6. Exhibits                                                  24

  SIGNATURES                                                             25

  EXHIBIT INDEX                                                          26

                     PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                           EOG RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Per Share Amounts)
                               (Unaudited)

                                                      Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                        2004       2003        2004         2003
Net Operating Revenues
  Natural Gas                                         $448,131   $365,064   $1,296,052   $1,176,798
  Crude Oil, Condensate and Natural Gas Liquids        123,379     67,664      316,238      204,643
  Gains (Losses) on Mark-to-Market Commodity
   Derivative Contracts                                 22,743     23,628      (36,275)     (37,346)
  Other, Net                                               (23)     2,368        1,556        4,052
   Total                                               594,230    458,724    1,577,571    1,348,147

Operating Expenses
  Lease and Well                                        69,027     54,431      198,976      156,390
  Exploration Costs                                     21,874     17,812       67,466       57,409
  Dry Hole Costs                                        21,114      8,876       50,205       18,932
  Impairments                                           17,930     26,117       51,289       63,548
  Depreciation, Depletion and Amortization             130,257    110,438      360,278      320,578
  General and Administrative                            29,576     26,379       80,861       71,734
  Taxes Other Than Income                               29,952     21,359       95,824       63,247
   Total                                               319,730    265,412      904,899      751,838

Operating Income                                       274,500    193,312      672,672      596,309

Other Income, Net                                        3,953      1,924        2,649        4,756

Income Before Interest Expense and Income Taxes        278,453    195,236      675,321      601,065
Interest Expense, Net                                   16,110     15,632       48,209       44,757

Income Before Income Taxes                             262,343    179,604      627,112      556,308
Income Tax Provision                                    90,033     62,185      209,012      193,542

Net Income Before Cumulative Effect of Change
 in Accounting Principle                               172,310    117,419      418,100      362,766
Cumulative Effect of Change in Accounting
 Principle, Net of Income Tax                                -          -            -       (7,131)

Net Income                                             172,310    117,419      418,100      355,635
Preferred Stock Dividends                                2,758      2,758        8,274        8,274
Net Income Available to Common                        $169,552   $114,661   $  409,826   $  347,361

Net Income Per Share Available to Common
  Basic
   Net Income Available to Common Before Cumulative
    Effect of Change in Accounting Principle          $   1.44   $   1.00   $     3.52   $     3.09
   Cumulative Effect of Change in Accounting
    Principle, Net of Income Tax                             -          -            -        (0.06)
   Net Income Available to Common                     $   1.44   $   1.00   $     3.52   $     3.03
  Diluted
   Net Income Available to Common Before Cumulative
    Effect of Change in Accounting Principle          $   1.42   $   0.99   $     3.45   $     3.05
   Cumulative Effect of Change in Accounting
    Principle, Net of Income Tax                             -          -            -        (0.06)
   Net Income Available to Common                     $   1.42   $   0.99   $     3.45   $     2.99

Average Number of Common Shares
  Basic                                                117,411    114,616      116,485      114,489
  Diluted                                              119,677    116,370      118,710      116,284

The accompanying notes are an integral part of these consolidated financial statements.

              PART I.  FINANCIAL INFORMATION - (Continued)

               ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                           EOG RESOURCES, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Data)


                                                           September 30,   December 31,
                                                                2004           2003
                                                            (Unaudited)
                                 ASSETS
Current Assets
  Cash and Cash Equivalents                                 $   81,908     $    4,443
  Accounts Receivable, Net                                     350,170        295,118
  Inventories                                                   30,739         21,922
  Deferred Income Taxes                                         22,560         31,548
  Other                                                         72,302         42,983
    Total                                                      557,679        396,014

Oil and Gas Properties (Successful Efforts Method)           9,069,633      8,189,062
  Less: Accumulated Depreciation, Depletion
   and Amortization                                         (4,311,597)    (3,940,145)
    Net Oil and Gas Properties                               4,758,036      4,248,917
Other Assets                                                   108,882        104,084
Total Assets                                                $5,424,597     $4,749,015

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                          $  339,303     $  282,379
  Accrued Taxes Payable                                         59,168         33,276
  Dividends Payable                                              7,497          6,175
  Liabilities from Price Risk Management Activities              4,736         37,779
  Deferred Income Taxes                                         66,746         73,611
  Other                                                         46,978         43,299
    Total                                                      524,428        476,519

Long-Term Debt                                               1,062,972      1,108,872
Other Liabilities                                              195,482        171,115
Deferred Income Taxes                                          915,803        769,128

Shareholders' Equity
  Preferred Stock, $.01 Par, 10,000,000 Shares Authorized:
   Series B, 100,000 Shares Issued, Cumulative,
    $100,000 Liquidation Preference                             98,767         98,589
   Series D, 500 Shares Issued, Cumulative,
    $50,000 Liquidation Preference                              49,962         49,827
  Common Stock, $.01 Par, 320,000,000 Shares Authorized
   and 124,730,000 Shares Issued                               201,247        201,247
  Additional Paid in Capital                                    15,586          1,625
  Unearned Compensation                                        (32,555)       (23,473)
  Accumulated Other Comprehensive Income                       100,194         73,934
  Retained Earnings                                          2,509,851      2,121,214
  Common Stock Held in Treasury, 6,363,820 shares at
   September 30, 2004 and 8,819,600 shares at
   December 31, 2003                                          (217,140)      (299,582)
    Total Shareholders' Equity                               2,725,912      2,223,381

Total Liabilities and Shareholders' Equity                  $5,424,597     $4,749,015

The accompanying notes are an integral part of these consolidated financial statements.

              PART I.  FINANCIAL INFORMATION - (Continued)

               ITEM 1.  FINANCIAL STATEMENTS - (Continued)
                           EOG RESOURCES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                            2004         2003
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided
 by Operating Activities:
  Net Income                                            $  418,100   $  355,635
  Items Not Requiring Cash
    Depreciation, Depletion and Amortization               360,278      320,578
    Impairments                                             51,289       63,548
    Deferred Income Taxes                                  158,216      123,431
    Cumulative Effect of Change in Accounting
     Principle, Net of Income Tax                                -        7,131
    Other, Net                                              13,546        6,763
  Exploration Costs                                         67,466       57,409
  Dry Hole Costs                                            50,205       18,932
  Mark-to-Market Commodity Derivative Contracts
    Total Losses                                            36,275       37,346
    Realized Losses                                        (70,507)     (47,700)
    Collar Premium                                               -       (1,365)
  Tax Benefits from Stock Options Exercised                 20,730        7,025
  Other, Net                                                  (208)       2,894
  Changes in Components of Working Capital and
   Other Liabilities
    Accounts Receivable                                    (55,352)     (15,905)
    Inventories                                             (8,817)      (1,860)
    Accounts Payable                                        58,113       50,028
    Accrued Taxes Payable                                      619       32,769
    Other Liabilities                                        3,566        1,783
    Other, Net                                                (531)      18,074
  Changes in Components of Working Capital Associated
   with Investing and Financing Activities                 (17,940)     (22,064)
Net Cash Provided by Operating Activities                1,085,048    1,014,452

Investing Cash Flows
  Additions to Oil and Gas Properties                     (891,465)    (564,825)
  Exploration Costs                                        (67,466)     (57,409)
  Dry Hole Costs                                           (50,205)     (18,932)
  Proceeds from Sales of Assets                             12,771       12,361
  Changes in Components of Working Capital Associated
   with Investing Activities                                17,366       22,223
  Other, Net                                               (14,322)     (70,366)
Net Cash Used in Investing Activities                     (993,321)    (676,948)

Financing Cash Flows
  Net Commercial Paper and Line of Credit Repayments       (20,900)    (134,310)
  Long-Term Debt Borrowings                                150,000            -
  Long-Term Debt Repayments                               (175,000)           -
  Dividends Paid                                           (27,828)     (22,878)
  Treasury Stock Purchased                                       -      (21,295)
  Proceeds from Stock Options Exercised                     60,479       17,717
  Other, Net                                                (1,013)      (2,097)
Net Cash Used in Financing Activities                      (14,262)    (162,863)

Increase in Cash and Cash Equivalents                       77,465      174,641
Cash and Cash Equivalents at Beginning of Period             4,443        9,848
Cash and Cash Equivalents at End of Period              $   81,908   $  184,489

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

   As more fully discussed in Note 12 to the consolidated financial statements included in EOG's 2003 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes commodity derivative financial instruments, primarily price swaps and collars, as the means to manage this price risk. In addition to these financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices. During the first nine months of 2004 and 2003, EOG elected not to designate any of its commodity derivative financial contracts as accounting hedges, and accordingly, accounted for these commodity derivative financial contracts using the mark-to-market accounting method.

   EOG is exposed to foreign currency exchange rate risk inherent in its operations in foreign countries, including Canada, Trinidad and the United Kingdom. From time to time, EOG engages in exchange rate risk management activities to manage its exposure to exchange rates. Effective March 9, 2004, EOG entered into a foreign currency swap transaction with multiple banks to eliminate any exchange rate impacts that may result from the notes offered by one of the Canadian subsidiaries on the same date (see Note 8). EOG accounts for the foreign currency swap transaction using the hedge accounting method, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138 and 149. Under those provisions, as of September 30, 2004, EOG recorded the fair value of the swap of $9.1 million in Other Liabilities in the Liabilities section of the Consolidated Balance Sheets. Changes in the fair value of the foreign currency swap resulted in no net impact to the Consolidated Statements of Income. The after-tax net impact from the foreign currency swap transaction resulted in positive changes of $1.8 million and $0.1 million for the three-month and nine-month periods ended September 30, 2004, respectively. These amounts are included in Accumulated Other Comprehensive Income in the Shareholders' Equity section of the Consolidated Balance Sheets.

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

   In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results (see Note 7). Subsequently, in March 2004, the FASB issued a proposed SFAS - "Share-Based Payment, an amendment of SFAS Nos. 123 and 95." The proposed standard would require share-based payments to employees, including stock options, to be expensed. The final ruling is expected to be issued by June 2005. EOG continues to monitor the developments in this area as details of the implementation of the final ruling emerge.

2. The following table sets forth the computation of net income per share available to common for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                           2004       2003       2004       2003

   Numerator for Basic and Diluted Earnings Per Share -
     Net Income Available to Common                      $169,552   $114,661   $409,826   $347,361
   Denominator for Basic Earnings Per Share -
    Weighted Average Shares                               117,411    114,616    116,485    114,489
   Potential Dilutive Common Shares -
    Stock Options                                           1,745      1,476      1,733      1,512
    Restricted Stock and Units                                521        278        492        283
   Denominator for Diluted Earnings Per Share -
    Adjusted Weighted Average Shares                      119,677    116,370    118,710    116,284
   Net Income Per Share of Common Stock
    Basic                                                $   1.44   $   1.00   $   3.52   $   3.03
    Diluted                                              $   1.42   $   0.99   $   3.45   $   2.99

3. The following table presents the components of EOG's comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands):

                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                 2004       2003       2004       2003

   Comprehensive Income
   Net Income                                  $172,310   $117,419   $418,100   $355,635
   Other Comprehensive Income
     Foreign Currency Translation Adjustment     56,919      2,935     26,173     90,358
     Foreign Currency Swap Transaction            2,649          -        132          -
     Income Tax Related to Foreign Currency
      Swap Transaction                             (847)         -        (45)         -
       Total                                   $231,031   $120,354   $444,360   $445,993


4. Selected financial information about operating segments is reported below for the three-month and nine-month periods ended
   September 30, 2004 and 2003 (in thousands):

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                  2004       2003         2004         2003

   Net Operating Revenues
    United States               $438,007   $363,791   $1,161,033   $1,050,833
    Canada                       109,066     69,665      309,833      223,278
    Trinidad                      43,427     25,268      102,975       74,036
    United Kingdom(1)              3,730          -        3,730            -
     Total                      $594,230   $458,724   $1,577,571   $1,348,147

   Operating Income (Loss)
    United States               $198,978   $139,291   $  452,096   $  427,721
    Canada                        48,121     36,776      157,139      128,297
    Trinidad                      26,011     17,679       67,289       45,386
    United Kingdom(1)              1,390       (434)      (3,852)      (5,256)
    Other                              -          -            -          161
     Total                       274,500    193,312      672,672      596,309

   Reconciling Items
    Other Income, Net              3,953      1,924        2,649        4,756
    Interest Expense, Net         16,110     15,632       48,209       44,757
   Income Before Income Taxes   $262,343   $179,604   $  627,112   $  556,308

   (1) Exploratory activities in the United Kingdom began in June 2002. Production in the United Kingdom commenced in
       August 2004.


5. EOG has been named as a potentially responsible party in certain Comprehensive Environmental Response Compensation and
   Liability Act proceedings. However, management does not believe that any potential assessments resulting from such proceedings will individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of EOG.

   There are various other lawsuits and claims against EOG that have arisen in the ordinary course of business. However, management does not believe these lawsuits and claims will individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of EOG.

6. The following table presents the reconciliation of the beginning and ending aggregate carrying amount of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143 for the three-month periods ended March 31, June 30 and September 30, 2004 (in thousands):

                                    Asset Retirement Obligations
                                  Short-Term   Long-Term      Total

   Balance at December 31, 2003    $  5,320    $118,624    $123,944
    Liabilities Incurred                321       2,073       2,394
    Liabilities Settled                 (97)        (28)       (125)
    Accretion                            36       1,331       1,367
    Foreign Currency Translation         (3)       (212)       (215)
   Balance at March 31, 2004          5,577     121,788     127,365
    Liabilities Incurred                  -       2,863       2,863
    Liabilities Settled                (748)     (4,520)     (5,268)
    Accretion                            17       1,316       1,333
    Foreign Currency Translation        (10)       (372)       (382)
   Balance at June 30, 2004           4,836     121,075     125,911
    Liabilities Incurred                148       1,735       1,883
    Liabilities Settled              (1,531)       (508)     (2,039)
    Accretion                            28       1,406       1,434
    Revision                            679         363       1,042
    Reclassification                    672        (672)          -
    Foreign Currency Translation         45         997       1,042
   Balance at September 30, 2004   $  4,877    $124,396    $129,273


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

   Pro Forma Information. EOG's pro forma net income available to common and net income per share available to common for the three-month and nine-month periods ended September 30, 2004 and 2003, if compensation costs of stock options and the employee stock purchase plan had been recorded using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," are presented below pursuant to the disclosure requirement of SFAS No. 148 (in thousands, except per share amounts):

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                       2004       2003       2004       2003

   Net Income Available to Common - As Reported      $169,552   $114,661   $409,826   $347,361
   Deduct: Total Stock-Based Employee Compensation
    Expense, Net of Income Tax                         (3,210)    (5,491)    (8,630)   (11,138)
   Net Income Available to Common - Pro Forma        $166,342   $109,170   $401,196   $336,223

   Net Income Per Share Available to Common
     Basic - As Reported                             $   1.44   $   1.00   $   3.52   $   3.03
     Basic - Pro Forma                               $   1.42   $   0.95   $   3.44   $   2.94

     Diluted - As Reported                           $   1.42   $   0.99   $   3.45   $   2.99
     Diluted - Pro Forma                             $   1.39   $   0.94   $   3.38   $   2.89


   The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects. SFAS No. 123 does not apply to awards prior to 1995 and the extent and timing of additional future awards cannot be predicted.

   Restricted Stock and Units. Under the Plans, employees may be granted restricted stock and/or units without cost to them. Related compensation expense for the three-month periods ended September 30, 2004 and 2003 was $2.5 million and $1.5 million, respectively. Related compensation expense for the nine-month periods ended September 30, 2004 and 2003 was $6.9 million and $4.1 million, respectively.

   Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. EOG's contributions to these plans are based on various percentages of compensation, and in some instances, are based upon the amount of the employees' contributions to the plan. For the three-month periods ended September 30, 2004 and 2003, the contributions to these plans amounted to $1.9 million and $1.8 million, respectively. For the nine-month periods ended September 30, 2004 and 2003, the contributions to these plans amounted to $7.6 million and $5.7 million, respectively.

   In addition, EOG's Canadian subsidiary maintains a non-contributory defined contribution pension plan and a matched savings plan. EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan. These plans are available to most employees of the Canadian and Trinidadian subsidiaries, and contributions related to these plans were $184,000 and $160,000 for the three-month periods ended September 30, 2004 and 2003, respectively. Contributions related to these plans were $611,000 and $445,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

   Postretirement Plan. During 2000, EOG adopted postretirement medical and dental benefits for eligible employees and their eligible dependents. Benefits are provided under the provisions of a contributory defined dollar benefit plan. EOG accrues these postretirement benefit costs over the service lives of the employees expected to be eligible to receive such benefits.

   The following table summarizes EOG's postretirement benefit expense for the three-month and nine-month periods ended
   September 30, 2004 and 2003 (in thousands):

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                                 2004    2003        2004   2003

   Service Cost                                  $ 33    $ 44        $139   $132
   Interest Cost                                   28      32         107     96
   Expected Return on Plan Assets                   -       -           -      -
   Amortization of Prior Service Cost              32      19          97     57
   Amortization of Net Actuarial (Gain) Loss      (18)      -         (36)     -
    Net Periodic Benefit Cost                    $ 75    $ 95        $307   $285


   EOG contributed $16,000 and $45,000 to fund its postretirement plan for the three-month and nine-month periods ended September 30, 2004, respectively. EOG presently anticipates contributing an additional $16,000 for a total of $61,000 for the year. EOG previously disclosed in its 2003 Annual Report that it expected to contribute $57,000 to its postretirement plan in 2004.

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

   On March 31, 2004, EOG repaid $75 million of its $150 million, floating rate Senior Unsecured Term Loan Facility with a maturity date of October 30, 2005.

   On September 15, 2004, EOG repaid in full upon maturity the $100 million, 6.5% notes.

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

 Operations

  United States and Canada. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG plans to continue to drill smaller wells in large acreage plays, which, in the aggregate, will contribute substantially to EOG's crude oil and natural gas production. EOG has several larger potential plays under way in Wyoming, Utah and Texas, including the Barnett Shale. To date, EOG has leased approximately 345,000 net acres in the non-core Barnett Shale area (with the core area defined primarily as western Denton and eastern Wise Counties, Texas). While EOG has continued to drill successful wells in the Barnett Shale through the use of 3-D seismic and horizontal drilling techniques, significant production growth or reserve additions are not anticipated from the Barnett Shale until 2005 and beyond.

  In South Texas, EOG has continued its success in the Roleta and Frio Formations. Through the use of 3-D seismic, EOG has expanded the inventory of drilling locations in the Roleta
Formation and also expects to continue an active drilling program in the Frio Formation.

  International. In Trinidad, EOG drilled two development wells at its Parula Discovery during the second quarter of 2004. Production from these wells are among the sources to supply existing gas contracts, as well as feeding a new methanol plant that is scheduled to commence operations in 2005. EOG completed an additional development well on the U(a) block which will primarily supply natural gas to the Caribbean Nitrogen Company Limited (CNCL) and the Nitrogen (2000) Unlimited (N2000) ammonia plants. The N2000 plant achieved full plant productivity in August 2004.

  Although EOG continues to focus on United States and Canadian natural gas, EOG sees an increasing linkage between United States and Canadian natural gas demand and Trinidadian natural gas supply. For example, liquefied natural gas (LNG) imports from existing and planned facilities in Trinidad are expected to help meet decreasing United States supply. In addition, ammonia, methanol and chemical production has been relocating from the United States and Canada to Trinidad, driven by attractive natural gas prices in the island nation. EOG anticipates that its existing position with the supply contracts to the two ammonia plants and the new methanol plant will continue to give its portfolio an even broader exposure to United States and Canadian natural gas fundamentals.

  In EOG's new venue in the Southern Gas Basin of the United Kingdom North Sea, EOG commenced production from its Valkyrie well in August 2004 and is on track to commence production from its Arthur well by the end of 2004. Total production from the two wells is estimated to be approximately 40 MMcfed, net, by year-end 2004. These wells were farm-in opportunities from major oil companies. EOG is reviewing additional farm-in opportunities in this area. Earlier in the year, EOG commenced preparations to become an exploration operator in the United Kingdom and received necessary government approval in August 2004.

 Capital Structure

  As noted, one of management's key strategies is to keep a strong balance sheet with a consistently below industry average debt-to-total capitalization ratio. During the first nine months of 2004, EOG reduced debt by $46 million and increased its cash position by $77 million. At September 30, 2004, its debt-to-total capitalization ratio was 28.1%, down from 33.3% at December 31, 2003. On March 9, 2004, EOG Resources Canada Inc., a wholly owned subsidiary of EOG, issued notes with a total principal amount of US$150 million. The proceeds from these notes, along with the cash provided from operating activities, allowed EOG to fund the first nine months of the 2004 capital program of $1 billion, repay in full upon maturity the $100 million, 6.5% notes, and pay down $75 million on its senior unsecured term loan facility and $21 million on outstanding commercial paper borrowings. As management currently assesses price forecast and demand trends for the remainder of 2004, EOG continues to believe that operations and capital expenditure activity can be funded by cash generated from operations and, if needed, available financing alternatives.

  For 2004, EOG's current estimated capital expenditure budget is approximately $1.45 billion, including acquisitions. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management believes that EOG has one of the strongest overall drilling inventories in EOG's history.

Results of Operations

 Three Months ended September 30, 2004 vs. Three Months Ended
September 30, 2003

  The following review of operations for the three-month periods ended September 30, 2004 and 2003 should be read in conjunction with the consolidated financial statements of EOG and notes thereto.

  Net Operating Revenues. During the third quarter of 2004, net operating revenues increased $136 million to $594 million. Total wellhead revenues of $571 million increased by $139 million, or 32%, as compared to the same period a year ago. Wellhead natural gas volume and price statistics for the three-month periods ended September 30, 2004 and 2003 were as follows:

                                                 Three Months Ended
                                                   September 30,
                                                   2004      2003

Natural Gas Volumes (MMcf per day)(1)
  United States                                     623       644
  Canada                                            211       152
    United States and Canada                        834       796
  Trinidad                                          203       155
  United Kingdom                                      8         -
    Total                                         1,045       951

Average Natural Gas Prices ($/Mcf)(2)
  United States                                   $5.57     $4.78
  Canada                                           4.99      4.47
    United States and Canada Composite             5.42      4.72
  Trinidad                                         1.50      1.34
  United Kingdom                                   5.30         -
    Composite                                      4.66      4.17

(1) Million cubic feet per day.
(2) Dollars per thousand cubic feet.

  Wellhead crude oil and condensate and natural gas liquids volume and price and natural gas equivalent volume statistics for the three-month periods ended September 30, 2004 and 2003 were as follows:

                                                  Three Months Ended
                                                      September 30,
                                                     2004      2003

Crude Oil and Condensate Volumes (MBbl per day)(1)
  United States                                       21.0      18.0
  Canada                                               2.7       2.3
    United States and Canada                          23.7      20.3
  Trinidad                                             4.0       2.5
    Total                                             27.7      22.8

Average Crude Oil and Condensate Prices ($/Bbl)(2)
  United States                                     $43.30    $29.43
  Canada                                             40.17     28.11
    United States and Canada Composite               42.94     29.28
  Trinidad                                           42.06     26.80
    Composite                                        42.81     29.01

Natural Gas Liquids Volumes (MBbl per day)(1)
  United States                                        4.4       2.9
  Canada                                               0.9       0.8
    Total                                              5.3       3.7

Average Natural Gas Liquids Prices ($/Bbl) (2)
  United States                                     $30.07    $20.53
  Canada                                             23.58     18.23
    Composite                                        29.02     20.06

Natural Gas Equivalent Volumes (MMcfe per day)(3)
  United States                                        775       770
  Canada                                               233       170
    United States and Canada                         1,008       940
  Trinidad                                             227       170
  United Kingdom                                         8         -
    Total                                            1,243     1,110

Total Bcfe(4) Deliveries                             114.4     102.1

(1) Thousand barrels per day.
(2) Dollars per barrel.
(3) Million cubic feet equivalent per day.
(4) Billion cubic feet equivalent.

  Wellhead natural gas revenues for the third quarter of 2004 increased $83 million, or 23%, to $448 million from $365 million for the same period of 2003. The increase was due to higher composite average wellhead natural gas price ($47 million) and natural gas deliveries ($36 million). The composite average wellhead price for natural gas increased 12% to $4.66 per Mcf for the third quarter of 2004 from $4.17 per Mcf for the same period of 2003.

  Natural gas deliveries increased 94 MMcf per day, or 10%, to 1,045 MMcf per day for the third quarter of 2004 from 951 MMcf per day for the same period in 2003, primarily due to a 59 MMcf per day, or 39%, increase in Canada; a 48 MMcf per day, or 31%, increase in Trinidad; and an 8 MMcf per day increase in the United Kingdom due to commencement of production in August 2004. These increases were partially offset by a 21 MMcf per day, or 3%, decline in the United States. The increase in Canada (59 MMcf per day) was attributable approximately equally to both the property acquisitions in the fourth quarter of 2003 and the additional production that resulted primarily from drilling activities. The increase in Trinidad was attributable to the increased production from the U(a) block (40 MMcf per day) which began supplying natural gas in April 2004 to the N2000 ammonia plant and commencement of production from the Parula wells on the SECC block in February 2004 (9 MMcf per day).

  Wellhead crude oil and condensate revenues increased $48 million, or 79%, to $109 million from $61 million due to increases in both the composite average wellhead crude oil and condensate price ($35 million) and the wellhead crude oil and condensate deliveries ($13 million). The composite average wellhead crude oil and condensate price for the third quarter of 2004 was $42.81 per barrel compared to $29.01 per barrel for the same period of 2003.

  Wellhead crude oil and condensate deliveries increased 4.9 MBbl per day, or 21%, to 27.7 MBbl per day from 22.8 MBbl per day for the same period in 2003. The increase was mainly due to production from new wells in the United States (3.0 MBbl per day), higher production in Trinidad from the Parula wells (0.8 MBbl per day) and new production from the U(a) block (0.7 MBbl per day).

  Natural gas liquids revenues were $7 million higher than a year ago primarily due to increases in the composite average price ($4 million) and deliveries ($3 million).

  During the third quarter of 2004, EOG recognized a gain from the mark-to-market of financial commodity collar and price swap contracts of $23 million compared to a gain of $24 million for the prior year period. During the third quarter of 2004, the net cash outflow related to settled natural gas financial collar contracts and settled natural gas and crude oil financial price swap contracts was $32 million compared to a net cash outflow related to settled natural gas financial collar contracts, premium payments associated with certain natural gas financial collar contracts and settled natural gas and crude oil financial price swap contracts of $10 million for the prior year period.

  Operating and Other Expenses. For the third quarter of 2004, operating expenses of $320 million were $55 million higher than the $265 million incurred in the third quarter of 2003. The following table presents the costs per Mcfe for the three-month periods ended September 30, 2004 and 2003:

                                    Three Months Ended September 30,
                                              2004      2003

       Lease and Well                        $0.60     $0.53
       DD&A                                   1.14      1.08
       G&A                                    0.26      0.26
       Taxes Other than Income                0.26      0.21
       Interest Expense, Net                  0.14      0.15
          Total Per-Unit Costs(1)            $2.40     $2.23

(1) Total per-unit costs do not include exploration costs, dry hole costs and impairments.

  The higher per-unit costs of lease and well, depreciation, depletion and amortization (DD&A) and taxes other than income for the three-month period ended September 30, 2004 compared to the same period in 2003 were due primarily to the reasons set forth below.

  Lease and well expenses of $69 million were $15 million higher than the prior year period due primarily to increased production in Canada ($4 million), increased transportation expense in the United States ($3 million) and in Canada ($1 million), higher service cost structures related to operating activities in the United States ($2 million) and in Canada ($2 million), and changes in the Canadian exchange rate ($1 million).

  DD&A expenses of $130 million increased $20 million from the prior year period due primarily to increased production in Canada ($5 million), increased Canadian DD&A rates mainly from developing acquired proved reserves ($5 million), increased United States DD&A rates due to a gradual proportional increase in production from higher cost properties ($5 million), increased production in the United States ($1 million) and in Trinidad ($1 million), and changes in the Canadian exchange rate ($1 million).

  General and administrative (G&A) expenses of $30 million were $3 million higher than the prior year period due primarily to expanded operations.

  Taxes other than income of $30 million were $9 million higher than the prior year period due primarily to increased wellhead revenue in the United States, as previously discussed ($4 million), higher property taxes in the United States as a result of higher property valuation ($2 million) and a decrease in retroactive credits against severance taxes resulting from the qualification of additional wells for a Texas high cost gas severance tax exemption ($2 million).

  Exploration costs of $22 million were $4 million higher than the prior year period due primarily to increased geological and geoscience expenditures in Canada ($2 million) and in Trinidad ($2 million) and increased technical staff costs in the United States
($1 million), partially offset by decreased geological and geoscience expenditures in the United States ($1 million).

  Impairments of $18 million decreased $8 million compared to the prior year period due to lower amortization of unproved leases in the United States ($5 million) and lower impairments to the carrying value of certain long-lived assets as a result of downward revisions in the future cash flow analysis for certain properties in the United States ($4 million), partially offset by higher amortization of unproved leases in Canada ($1 million). Total impairments under Statement of Financial Accounting Standards (SFAS) No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" for the third quarter of 2004 and 2003 were $4 million and $8 million, respectively.

  For the third quarter of 2004, the income tax provision of $90 million increased $28 million compared to the third quarter of 2003, primarily due to higher income before income taxes ($29 million). The net effective tax rate for the third quarter of 2004 decreased to 34% from 35% for the same period of 2003.

 Nine Months Ended September 30, 2004 vs. Nine Months Ended
September 30, 2003

  Net Operating Revenues. During the first nine months of 2004, net operating revenues increased $229 million to $1,578 million. Total wellhead revenues of $1,611 million increased $231 million, or 17%, as compared to the same period a year ago. Wellhead volume and price statistics for the nine-month periods ended September 30, 2004 and 2003 were as follows:

                                                 Nine Months Ended
                                                   September 30,
                                                   2004      2003
Natural Gas Volumes (MMcf per day)
  United States                                     620       641
  Canada                                            204       154
    United States and Canada                        824       795
  Trinidad                                          173       152
  United Kingdom                                      3         -
    Total                                         1,000       947

Average Natural Gas Prices ($/Mcf)
  United States                                   $5.55     $5.25
  Canada                                           5.00      4.80
    United States and Canada Composite             5.41      5.16
  Trinidad                                         1.46      1.33
  United Kingdom                                   5.30         -
    Composite                                      4.73      4.54

Crude Oil and Condensate Volumes (MBbl per day)
  United States                                    20.7      17.9
  Canada                                            2.6       2.2
    United States and Canada                       23.3      20.1
  Trinidad                                          3.2       2.4
    Total                                          26.5      22.5

Average Crude Oil and Condensate Prices ($/Bbl)
  United States                                  $38.57    $30.22
  Canada                                          35.89     28.86
    United States and Canada Composite            38.26     30.07
  Trinidad                                        38.19     28.75
    Composite                                     38.26     29.93

Natural Gas Liquids Volumes (MBbl per day)
  United States                                     4.7       3.0
  Canada                                            0.7       0.6
    Total                                           5.4       3.6

Average Natural Gas Liquids Prices ($/Bbl)
  United States                                  $26.09    $21.16
  Canada                                          21.65     18.80
    Composite                                     25.52     20.76

Natural Gas Equivalent Volumes (MMcfe per day)
  United States                                     772       766
  Canada                                            224       172
    United States and Canada                        996       938
  Trinidad                                          192       166
  United Kingdom                                      3         -
    Total                                         1,191     1,104

Total Bcfe Deliveries                             326.5     301.5

  During the first nine months of 2004, wellhead natural gas revenues increased $120 million, or 10%, to $1,295 million from $1,175 million for the same period of 2003. The increase was due to higher natural gas deliveries ($69 million) and composite average wellhead natural gas price ($51 million). The composite average wellhead price for natural gas increased to $4.73 per Mcf from $4.54 per Mcf for the same period of 2003.

  Natural gas deliveries increased 53 MMcf per day, or 6%, to 1,000 MMcf per day for the first nine months of 2004 from 947 MMcf per day a year ago, primarily due to a 50 MMcf per day, or 32%, increase in Canada; a 21 MMcf per day, or 14%, increase in Trinidad; and a 3 MMcf per day increase in the United Kingdom due to commencement of production in August 2004; partially offset by a 21 MMcf per day, or 3%, decline in the United States. The increase in Canada (50 MMcf per day) was attributable approximately equally to both the property acquisitions in the fourth quarter of 2003 and the additional production that resulted primarily from drilling activities. The increase in Trinidad was mainly attributable to the increased production from the U(a) block (13 MMcf per day) which began supplying natural gas in April 2004 to the N2000 ammonia plant and commencement of production from the Parula wells on the SECC block in February 2004 (9 MMcf per day), partially offset by the decreased production from the U(a) block as a result of a temporary ammonia plant shutdown in May 2004 (2 MMcf per day).

  Wellhead crude oil and condensate revenues for the first nine months of 2004 increased $94 million, or 51%, to $278 million from $184 million as compared to the same period of 2003, due to increases in both the composite average wellhead crude oil and condensate price ($61 million) and crude oil and condensate deliveries ($33 million). The composite average wellhead price for crude oil and condensate increased 28% to $38.26 per barrel from $29.93 per barrel for the same period of 2003.

  Wellhead crude oil and condensate deliveries increased 4.0 MBbl per day, or 18%, to 26.5 MBbl per day from 22.5 MBbl per day for the same period a year ago. The increase was mainly due to production from new wells in the United States (2.8 MBbl per day) and commencement in February 2004 of production from the Parula wells on the SECC block in Trinidad (0.6 MBbl per day).

  Natural gas liquids revenues were $18 million higher than a year ago primarily due to increases in deliveries ($11 million) and the composite average price ($7 million).

  During the first nine months of 2004, EOG recognized a loss from the mark-to-market of financial commodity collar and price swap contracts of $36 million compared to a loss of $37 million for the prior year period. During the same period of 2004, the net cash outflow related to settled natural gas financial collar contracts and settled natural gas and crude oil financial price swap contracts was $71 million compared to a net cash outflow related to settled natural gas financial collar contracts, premium payments associated with certain natural gas financial collar contracts and settled natural gas and crude oil financial price swap contracts of $49 million for the prior year period.

  Operating and Other Expenses. For the first nine months of 2004, operating expenses of $905 million were $153 million higher than the $752 million incurred in the first nine months of 2003. The following table presents the costs per Mcfe for the nine-month periods ended September 30, 2004 and 2003:

                                    Nine Months Ended September 30,
                                             2004      2003

       Lease and Well                        $0.61     $0.52
       DD&A                                   1.10      1.06
       G&A                                    0.25      0.24
       Taxes Other than Income                0.29      0.21
       Interest Expense, Net                  0.15      0.15
          Total Per-Unit Costs(1)            $2.40     $2.18

(1) Total per-unit costs do not include exploration costs, dry hole costs and impairments.

  The higher per-unit costs of lease and well, DD&A, G&A and taxes other than income for the nine-month period ended September 30, 2004 compared to the same period in 2003 were due primarily to the reasons set forth below.

  Lease and well expenses of $199 million were $43 million higher than the prior year period due primarily to higher service cost structures related to operating activities in the United States ($12 million) and in Canada ($3 million), increased production in Canada ($11 million) and in the United States ($1 million), increased transportation expense in the United States ($10 million) and in Canada ($1 million), and changes in the Canadian exchange rate ($4 million).

  DD&A expenses of $360 million increased $40 million from the prior year period due primarily to increased production in Canada ($13 million), increased Canadian DD&A rates from developing acquired proved reserves ($8 million), increased United States DD&A rates due to a gradual proportional increase in production from higher cost properties ($8 million), changes in the Canadian exchange rate ($5 million) and increased production in the United States ($3 million) and in Trinidad ($1 million).

  G&A expenses of $81 million were $9 million higher than the prior year period due primarily to expanded operations.

  Taxes other than income of $96 million were $33 million higher than the prior year period due primarily to a decrease in retroactive credits against severance taxes resulting from the qualification of additional wells for a Texas high cost gas severance tax exemption ($18 million), the results of a production tax lawsuit expensed in the first quarter of 2004 ($5 million), higher property taxes in the United States as a result of higher property valuation ($5 million) and increased wellhead revenue in the United States, as previously discussed ($4 million).

  Exploration costs of $67 million were $10 million higher than the prior year period due primarily to increased geological and geoscience expenditures in the United States ($7 million) and in Canada ($2 million), and expanded operations in Canada ($1 million) and in Trinidad ($1 million), partially offset by decreased geological and geoscience expenditures in Trinidad ($2 million).

  Impairments decreased $12 million to $51 million compared to the prior year period due to lower amortization of unproved leases in the United States ($6 million) and lower impairments to the carrying value of certain long-lived assets as a result of downward revisions in the future cash flow analysis for certain properties in the United States ($8 million), partially offset by higher amortization of unproved leases in Canada ($2 million). Total impairments under SFAS No. 144 for the first nine months of 2004 and 2003 were $8 million and $16 million, respectively.

  For the first nine months of 2004, the income tax provision of $209 million increased $15 million compared to the first nine months of 2003, primarily due to higher income before income taxes ($25 million), partially offset by lower deferred income taxes associated with a reduction in the Alberta, Canada corporate tax rate ($5 million), lower effective foreign income tax rates ($3 million), and lower state income taxes ($1 million). The net effective tax rate for the first nine months of 2004 decreased to 33% from 35% for the same period of 2003.

Capital Resources and Liquidity

 Cash Flows

  At September 30, 2004 and December 31, 2003, EOG had cash and cash equivalents of $82 million and $4 million, respectively.

  The primary sources of cash for EOG during the first nine months of 2004 included funds generated from operations, proceeds from sales of assets, proceeds from new borrowings (see discussion of the US$150 million notes issuance below) and proceeds from stock options exercised. Primary cash outflows included funds used in operations, exploration and development expenditures, repayment of debt and payment of dividends to shareholders.

  Cash provided by operating activities of $1,085 million for the first nine months of 2004 increased $71 million as compared to the same period in 2003 primarily due to higher net income ($62 million).

  Cash used in investing activities of $993 million for the first nine months of 2004 increased by $316 million as compared to the same period in 2003 due primarily to increased exploration and development expenditures ($368 million), partially offset by a property acquisition deposit made by a Canadian subsidiary of EOG in the third quarter of 2003 ($64 million), which was recorded in Other, Net of the Investing Cash Flows section. Changes in Components of Working Capital Associated with Investing Activities included changes in accounts payable associated with the accrual of exploration and development expenditures and changes in inventories which represent materials and equipment used in drilling and related activities.

  Cash used in financing activities was $14 million for the first nine months of 2004 versus cash used of $163 million for the same period in 2003. Financing activities for 2004 included the net repayment of debt ($46 million) consisting of repayments of the outstanding balances of commercial paper borrowings ($21 million), a senior unsecured term loan facility ($75 million) and 6.5% notes upon maturity ($100 million), offset partially by the notes issuance discussed below ($150 million). Other financing activities included proceeds from the exercise of employee stock options ($60 million) and payments of cash dividends ($28 million).

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

 Total Exploration and Development Expenditures

  The table below presents total exploration and development expenditures for the nine-month periods ended September 30, 2004 and 2003 (in millions):

                                              Nine Months Ended September 30,
                                                      2004        2003

  United States                                      $  726      $  490
  Canada                                                195         116
   United States and Canada                             921         606
  Trinidad                                               55          17
  United Kingdom                                         29          14
  Other                                                   4           4
   Exploration and Development Expenditures           1,009         641
  Asset Retirement Costs(1)                               7           4
  Deferred Income Tax Benefits on Acquired
   Properties                                           (17)          -
    Total Exploration and Development Expenditures   $  999      $  645

(1) Asset retirement costs for the first nine months of 2003 do not include the cumulative effect of adoption of SFAS No. 143 - "Accounting for Asset Retirement Obligations" on January 1, 2003.

  Exploration and development expenditures of $1 billion for the first nine months of 2004 were $368 million higher than the prior year period due primarily to increased drilling expenditures ($304 million) resulting from higher exploration and development activities across EOG and higher cost structures in the United States and Canada; increased lease acquisitions in the United States ($69 million), primarily in the non-core Barnett Shale area and to a lesser extent, in South Texas; and changes in the Canadian exchange rate ($13 million); partially offset by decreased property acquisitions ($14 million). The higher cost structure was primarily due to increases in materials and services across the industry. The 2004 exploration and development expenditures of $1 billion included $702 million in development, $293 million in exploration, $7 million in property acquisitions and $7 million in capitalized interest.
The 2003 exploration and development expenditures of $641 million included $445 million in development, $169 million in exploration, $21 million in property acquisitions and $6 million in capitalized interest.

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

 Commodity Derivative Transactions

  As more fully discussed in Note 12 to the consolidated financial statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2003, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes commodity derivative financial instruments, primarily price swaps and collars, as the means to manage this price risk. In addition to these financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices. During the first nine months of 2004 and 2003, EOG elected not to designate any of its commodity derivative financial contracts as accounting hedges, and accordingly, accounted for these commodity derivative financial contracts using the mark-to-market accounting method.

  Presented below is a summary of EOG's remaining 2004 natural gas financial collar and price swap contracts at September 30, 2004 with prices expressed in dollars per million British thermal units ($/MMBtu) and notional volumes in million British thermal units per day (MMBtud). The total fair value of the natural gas financial collar and price swap contracts at September 30, 2004 was a negative $5 million.

                                 Natural Gas Financial Contracts
                           Collar Contracts                         Price Swap Contracts
                        Floor Price             Ceiling Price                 Weighted
                 Floor Range/  Weighted      Ceiling     Weighted              Average
       Volume       Floor       Average       Range       Average    Volume     Price
      (MMBtud)    ($/MMBtu)    ($/MMBtu)    ($/MMBtu)    ($/MMBtu)  (MMBtud)  ($/MMBtu)
2004

Oct   375,000   $ 4.47 - 4.75   $ 4.58    $ 4.93 - 5.19   $ 5.09     30,000    $ 4.80
Nov   100,000         6.35        6.35      7.60 - 7.64     7.61          -        -

  Subsequent to September 30, 2004, EOG has entered into additional natural gas financial collar and price swap contracts. Presented below is a summary of EOG's natural gas financial collar and price swap contracts as of October 28, 2004:

                                   Natural Gas Financial Contracts
                             Collar Contracts                        Price Swap Contracts
                         Floor Price            Ceiling Price                   Weighted
                    Floor Range/ Weighted  Ceiling Range/  Weighted              Average
         Volume        Floor      Average     Ceiling      Average     Volume     Price
        (MMBtud)     ($/MMBtu)   ($/MMBtu)   ($/MMBtu)    ($/MMBtu)   (MMBtud)  ($/MMBtu)
2004

Oct     375,000    $ 4.47 - 4.75   $ 4.58  $ 4.93 - 5.19   $ 5.09      30,000    $ 4.80
Nov     100,000          6.35        6.35    7.60 - 7.64     7.61     200,000      6.82
Dec      50,000          7.65        7.65        8.90        8.90           -         -

2005

Jan(1)   75,000    $ 7.65 - 8.00   $ 7.77  $ 8.90 - 9.50   $ 9.10           -    $    -
Feb(2)   75,000      7.65 - 8.00     7.77    9.19 - 9.50     9.32           -         -
Mar(2)   75,000      7.65 - 8.00     7.77    9.19 - 9.50     9.32           -         -

(1) Notional volumes of 25,000 MMBtud of the January 2005 collar contracts were purchased at a premium of $0.10 per MMBtu.
(2) The collar contracts for February 2005 and March 2005 were purchased at a premium of $0.10 per MMBtu.

Information Regarding Forward-Looking Statements

  This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of performance. Although EOG believes its expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among others: the timing and extent of changes in commodity prices for crude oil, natural gas and related products, foreign currency exchange rates and interest rates; the timing and impact of liquefied natural gas imports and changes in demand or prices for ammonia or methanol; the extent and effect of any hedging activities engaged in by EOG; the extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may therefore be imprecise; the availability and cost of drilling rigs, experienced drilling crews and tubular steel; the availability of pipeline transportation capacity; the extent to which EOG can replicate on its other Barnett Shale acreage the results of its most recent Barnett Shale wells; the results of wells yet to be drilled that are necessary to test whether substantial Barnett Shale acreage positions in Erath, Somervell, Hood, Jack, Palo Pinto and Hill Counties, Texas, contain suitable drilling prospects; whether EOG is successful in its efforts to more densely develop its acreage in the Barnett Shale and other production areas; political developments around the world; acts of war and terrorism and responses to these acts; and financial market conditions. In light of these risks, uncertainties and assumptions, the events anticipated by EOG's forward-looking statements might not occur. EOG undertakes no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.


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


                   ITEM 4. CONTROLS AND PROCEDURES
                         EOG RESOURCES, INC.


  EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the quarter ended September 30, 2004. Based on this evaluation, the principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2004 to ensure that information that is required to be disclosed by EOG in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in EOG's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

                     PART II. OTHER INFORMATION

                         EOG RESOURCES, INC.


ITEM 1. Legal Proceedings

        See Part 1, Item 1, Note 5 to Consolidated Financial
Statements, which is incorporated herein by reference.

ITEM 2. Changes in Securities and Use of Proceeds

                                                                        (c)
                                        (a)                       Total Number of              (d)
                                       Total          (b)       Shares Purchased as      Maximum Number
                                     Number of      Average      Part of Publicly    of Shares that May Yet
                                      Shares       Price Paid   Announced Plans or      Be Purchased Under
                Period              Purchased(1)   per Share         Programs        the Plans or Programs(2)

     July 1, 2004 - July 31, 2004         -         $    -                -                 6,386,200
     Aug 1, 2004 - Aug 31, 2004         120          57.45                -                 6,386,200
     Sept 1, 2004 -  Sept 30, 2004      133          58.98                -                 6,386,200

     Total                              253         $58.25                -

       (1) Includes 253 shares that were returned to EOG to satisfy tax withholding obligations that arose upon the exercise of employee stock options or the vesting of restricted stock or units.
       (2) In September 2001, EOG announced that its Board of Directors authorized the repurchase of up to 10,000,000 shares of EOG's common stock.

ITEM 6. Exhibits

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



                                 EOG RESOURCES, INC.
                                 (Registrant)



Date: October 28, 2004        By: /s/  TIMOTHY K. DRIGGERS
                                       Timothy K. Driggers
                              Vice President and Chief Accounting Officer
                                 (Principal Accounting Officer)

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