Form 10-Q
period 2005-06-30
EOG RESOURCES INC
filed 2005-07-29
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:    1-9743

EOG RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0684736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

333 Clay Street, Suite 4200
Houston, Texas    77002-7361
(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES    ☒        NO    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 20, 2005.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	240,101,587

EOG RESOURCES, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                                                           Three Months Ended         Six Months Ended
                                                                               June 30,                   June 30,
                                                                        ------------------------   ------------------------
                                                                           2005         2004          2005         2004
                                                                        -----------  -----------   -----------  -----------
Net Operating Revenues
    Wellhead Natural Gas                                               $   625,564  $   430,134   $ 1,168,670  $   847,005
    Wellhead Crude Oil, Condensate and Natural Gas Liquids                 157,307      102,401       301,843      192,859
    Losses on Mark-to-Market Commodity Derivative Contracts                      -      (14,563)         (940)     (59,018)
    Other, Net                                                               1,053        1,049         2,507        2,495
                                                                        -----------  -----------   -----------  -----------
        Total                                                              783,924      519,021     1,472,080      983,341
                                                                        -----------  -----------   -----------  -----------

Operating Expenses
    Lease and Well, including Transportation                                86,851       65,532       169,726      129,949
    Exploration Costs                                                       27,994       19,596        62,810       45,592
    Dry Hole Costs                                                          22,537       19,064        37,119       29,091
    Impairments                                                             24,231       15,711        36,403       33,359
    Depreciation, Depletion and Amortization                               159,896      116,224       312,912      230,021
    General and Administrative                                              30,113       26,370        58,800       51,285
    Taxes Other Than Income                                                 37,613       29,788        79,526       65,872
                                                                        -----------  -----------   -----------  -----------
        Total                                                              389,235      292,285       757,296      585,169
                                                                        -----------  -----------   -----------  -----------
Operating Income                                                           394,689      226,736       714,784      398,172
Other Income (Expense), Net                                                  6,874        1,425        12,339       (1,304)
                                                                        -----------  -----------   -----------  -----------
Income Before Interest Expense and Income Taxes                            401,563      228,161       727,123      396,868
Interest Expense, Net                                                       14,687       15,416        28,644       32,099
                                                                        -----------  -----------   -----------  -----------
Income Before Income Taxes                                                 386,876      212,745       698,479      364,769
Income Tax Provision                                                       137,420       67,808       246,320      118,979
                                                                        -----------  -----------   -----------  -----------
Net Income                                                                 249,456      144,937       452,159      245,790
Preferred Stock Dividends                                                    1,858        2,758         3,716        5,516
                                                                        -----------  -----------   -----------  -----------
Net Income Available to Common                                         $   247,598 $    142,179   $   448,443 $    240,274
                                                                        ===========  ===========   ===========  ===========

Net Income Per Share Available to Common
    Basic                                                              $      1.04  $      0.61   $      1.89  $      1.04
                                                                        ===========  ===========   ===========  ===========
    Diluted                                                            $      1.02  $      0.60   $      1.85  $      1.02
                                                                        ===========  ===========   ===========  ===========
Average Number of Common Shares
    Basic                                                                  238,252      232,776       237,752      232,103
                                                                        ===========  ===========   ===========  ===========
    Diluted                                                                243,414      237,417       242,771      236,455
                                                                        ===========  ===========   ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

                                                                   June 30,     December 31,
                                                                     2005           2004
                                                                 -------------  -------------
                            ASSETS
Current Assets
   Cash and Cash Equivalents                                    $     282,701  $      20,980
   Accounts Receivable, Net                                           450,606        447,742
   Inventories                                                         52,188         40,037
   Assets from Price Risk Management Activities                             -         10,747
   Deferred Income Taxes                                               26,644         22,227
   Other                                                               54,366         45,070
                                                                 -------------  -------------
            Total                                                     866,505        586,803

Oil and Gas Properties (Successful Efforts Method)                 10,193,805      9,599,276
   Less: Accumulated Depreciation, Depletion and Amortization      (4,738,768)    (4,497,673)
                                                                 -------------  -------------
            Net Oil and Gas Properties                              5,455,037      5,101,603
Other Assets                                                          106,115        110,517
                                                                 -------------  -------------
Total Assets                                                    $   6,427,657  $   5,798,923
                                                                 =============  =============
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                             $     439,532  $     424,581
   Accrued Taxes Payable                                               65,059         51,116
   Dividends Payable                                                    9,831          7,394
   Deferred Income Taxes                                               52,350        103,933
   Other                                                               38,000         45,180
                                                                 -------------  -------------
            Total                                                     604,772        632,204

Long-Term Debt                                                      1,117,097      1,077,622
Other Liabilities                                                     248,137        241,319
Deferred Income Taxes                                               1,058,229        902,354

Shareholders' Equity
   Preferred Stock, $0.01 Par, 10,000,000 Shares Authorized:
        Series B, 100,000 Shares Issued, Cumulative,
              $100,000,000 Liquidation Preference                      98,944         98,826
   Common Stock, $0.01 Par, 640,000,000 Shares Authorized and
        249,460,000 Shares Issued                                     202,495        201,247
   Additional Paid in Capital                                          38,391         21,047
   Unearned Compensation                                              (34,263)       (29,861)
   Accumulated Other Comprehensive Income                             124,685        148,015
   Retained Earnings                                                3,136,135      2,706,845
   Common Stock Held in Treasury, 9,552,169 Shares at
       June 30, 2005 and 11,605,112 Shares at December 31, 2004      (166,965)      (200,695)
                                                                 -------------  -------------
            Total Shareholders' Equity                              3,399,422      2,945,424
                                                                 -------------  -------------
Total Liabilities and Shareholders' Equity                      $   6,427,657  $   5,798,923
                                                                 =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        ----------------------
                                                                                           2005        2004
                                                                                        ----------  ----------
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Operating Cash Provided by Operating Activities:
    Net Income                                                                         $  452,159 $   245,790
    Items Not Requiring Cash
        Depreciation, Depletion and Amortization                                          312,912     230,021
        Impairments                                                                        36,403      33,359
        Deferred Income Taxes                                                             109,278      84,216
        Other, Net                                                                          5,333      11,277
    Dry Hole Costs                                                                         37,119      29,091
    Mark-to-Market Commodity Derivative Contracts
        Total Losses                                                                          940      59,018
        Realized Gains (Losses)                                                             9,806     (38,211)
    Tax Benefits from Stock Options Exercised                                              18,309      13,792
    Other, Net                                                                             (5,323)     (1,273)
    Changes in Components of Working Capital and Other Liabilities
        Accounts Receivable                                                                (5,081)    (62,082)
        Inventories                                                                       (12,185)     (8,368)
        Accounts Payable                                                                   16,934      41,515
        Accrued Taxes Payable                                                               5,200       1,329
        Other Liabilities                                                                  (5,324)        921
        Other, Net                                                                        (10,917)    (10,339)
    Changes in Components of Working Capital Associated with Investing
     and Financing Activities                                                              19,842      14,403
                                                                                        ----------  ----------
Net Cash Provided by Operating Activities                                                 985,405     644,458
Investing Cash Flows
    Additions to Oil and Gas Properties                                                  (762,347)   (563,631)
    Proceeds from Sales of Assets                                                          31,578       9,762
    Changes in Components of Working Capital Associated with Investing Activities         (19,950)    (15,150)
    Other, Net                                                                            (16,111)    (12,920)
                                                                                        ----------  ----------
Net Cash Used in Investing Activities                                                    (766,830)   (581,939)
Financing Cash Flows
    Net Commercial Paper and Line of Credit Borrowings (Repayments)                        39,475     (98,050)
    Long-Term Debt Borrowings                                                                   -     150,000
    Long-Term Debt Repayments                                                                   -     (75,000)
    Dividends Paid                                                                        (20,220)    (18,957)
    Proceeds from Stock Options Exercised                                                  24,372      42,294
    Other, Net                                                                                108        (784)
                                                                                        ----------  ----------
Net Cash Provided by (Used in) Financing Activities                                        43,735        (497)

Effect of Exchange Rate Changes on Cash                                                      (589)      1,374
                                                                                        ----------  ----------
Increase in Cash and Cash Equivalents                                                     261,721      63,396
Cash and Cash Equivalents at Beginning of Period                                           20,980       4,443
                                                                                        ----------  ----------
Cash and Cash Equivalents at End of Period                                             $  282,701  $   67,839
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

On February 2, 2005, EOG announced that the Board of Directors had approved a two-for-one stock split in the form of a stock dividend, payable to record holders as of February 15, 2005 and issued on March 1, 2005. All share and per share amounts in the financial statements and accompanying footnotes for all periods have been restated to reflect the two- for-one stock split paid to common shareholders.

On February 24, 2005, the Board of Directors approved an amendment to EOG's Restated Certificate of Incorporation to increase the number of EOG's authorized shares of common stock to 640 million. The shareholders approved the increase at the Annual Meeting of Shareholders on May 3, 2005, and the amendment was filed with the Delaware Secretary of State on May 9, 2005.

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. As of December 31, 2004, EOG had exploratory drilling costs of $4.3 million, related to an outside operated, deepwater offshore Gulf of Mexico discovery. The amount remained unchanged as of June 30, 2005. Also, as of June 30, 2005, EOG had exploratory drilling costs of $8.5 million related to a Northwest Territories discovery in Northern Canada. These amounts have been deferred for more than one year and will require significant future capital expenditures before production can commence.

As more fully discussed in Note 11 to the consolidated financial statements included in EOG's 2004 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collars and price swaps, as the means to manage this price risk. During the second quarter of 2005, EOG was not a party to any financial commodity derivative contracts. In 2004 and the first quarter of 2005, EOG accounted for the financial commodity derivative contracts using the mark-to-market accounting method. EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. Among other things, the Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. A comprehensive analysis of United States and foreign legal and tax ramifications, as well as EOG's future foreign capital requirements, must be completed before such dividends are declared. As such, EOG is not yet in a position to decide to what extent, if any, it might repatriate foreign earnings that have not yet been remitted to the United States. EOG expects to be in a position to complete the assessment by October 31, 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, "Exchanges of Nonmonetary Assets, an Amendment of Accounting Principles Board (APB) Opinion No. 29," which provides that all nonmonetary asset exchanges that have commercial substance must be measured based on the fair value of the assets exchanged and any resulting gain or loss be recorded. An exchange is defined as having commercial substance if it results in a significant change in expected future cash flows. Exchanges of operating interest by oil and gas producing companies to form a joint venture continue to be exempted. APB Opinion No. 29 previously exempted all exchanges of similar productive assets from fair value accounting, therefore resulting in no gain or loss recorded for such exchanges. SFAS No. 153 will be effective for fiscal periods beginning on or after June 15, 2005. EOG does not expect SFAS No. 153 to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25 "Accounting for Stock Issued to Employees." In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC issued press release 2005-57 which amends the compliance date of SFAS No. 123(R). As a result, SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. EOG currently expects to adopt SFAS No. 123(R) effective January 1, 2006 using the modified prospective method.

Until the adoption of SFAS No. 123(R), EOG continues to account for its stock option plans and Employee Stock Purchase Plan under the provisions and related interpretations of APB Opinion No. 25. No compensation expense is recognized for such options. As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," issued in 1995, EOG has continued to apply APB Opinion No. 25 for purposes of determining net income and to present the pro forma disclosures required by SFAS No. 123.

For stock option grants made prior to August 2004, the fair value of each option grant is estimated using the Black-Scholes Option Pricing Model. Beginning in August 2004, EOG's employee stock options contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not continue this capped feature in the future. The fair value of each Capped Option grant is estimated using a Monte Carlo simulation. The fair value of grants under its Employee Stock Purchase Plan is estimated using the Black-Scholes option pricing model. Effective May 2005, the fair value of stock options granted to EOG's Board of Directors is estimated using the Hull-White II Model, a lattice option pricing model.

EOG's pro forma Net Income and Net Income Per Share Available to Common for the three-month and six-month periods ended June 30, 2005 and 2004, had compensation costs been recorded in accordance with SFAS No. 123, are presented below (in millions, except per share data):

                                                           Three Months Ended     Six Months Ended
                                                                June 30,               June 30,
                                                         --------------------   --------------------
                                                           2005       2004        2005       2004
                                                         ---------  ---------   ---------  ---------
Net Income Available to Common - As Reported            $   247.6  $   142.2   $   448.4  $   240.3

Deduct:  Total Stock-Based Employee Compensation
    Expense, Net of Income Tax                               (3.0)      (2.9)       (6.2)      (5.4)
                                                         ---------  ---------   ---------  ---------
Net Income Available to Common - Pro Forma              $   244.6  $   139.3   $   442.2  $   234.9
                                                         =========  =========   =========  =========

Net Income Per Share Available to Common
    Basic - As Reported                                 $    1.04  $    0.61 * $    1.89  $    1.04 *
                                                         =========  =========   =========  =========

    Basic - Pro Forma                                   $    1.03  $    0.60 * $    1.86  $    1.01 *
                                                         =========  =========   =========  =========

    Diluted - As Reported                               $    1.02  $    0.60 * $    1.85  $    1.02 *
                                                         =========  =========   =========  =========

    Diluted - Pro Forma                                 $    1.00  $    0.59 * $    1.82  $    0.99 *
                                                         =========  =========   =========  =========

* Restated for two-for-one stock split effective March 1, 2005 (see above).

The effects of applying SFAS No. 123, as amended, in this pro forma disclosure should not be interpreted as being indicative of future effects, including the extent and timing of additional future awards.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations." The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective for fiscal years ending after December 15, 2005. EOG does not expect FIN No. 47 will have a material impact on its financial statements.

In April 2005, the FASB issued Staff Position No. FAS (FSP) 19-1, "Accounting for Suspended Well Costs." FSP 19-1 amended SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," to provide for the continued capitalization of exploratory well costs beyond one year of the drilling commencement date when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP 19-1 also amends SFAS No. 19 to require additional disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous reporting period. The guidance of FSP 19- 1 is effective for the first reporting period beginning after April 5, 2005 and is to be applied prospectively. EOG does not expect FSP 19-1 will have a material impact on its financial statements.

2. The following table sets forth the computation of Net Income Per Share Available to Common for the three-month and six-month periods ended June 30 (in thousands, except per share amounts):

                                                                           Three Months Ended         Six Months Ended
                                                                                June 30,                   June 30,
                                                                        ------------------------   ------------------------
                                                                           2005         2004          2005         2004
                                                                        -----------  -----------   -----------  -----------
Numerator for Basic and Diluted Earnings Per Share -
    Net Income Available to Common                                     $   247,598 $    142,179   $   448,443 $    240,274
                                                                        ===========  ===========   ===========  ===========
Denominator for Basic Earnings Per Share -
    Weighted Average Shares                                                238,252      232,776 *     237,752      232,103 *
    Potential Dilutive Common Shares -
       Stock Options                                                         4,038        3,734 *       3,914        3,469 *
       Restricted Stock and Units                                            1,124          907 *       1,105          883 *
                                                                        -----------  -----------   -----------  -----------
Denominator for Diluted Earnings Per Share -
    Adjusted Weighted Average Shares                                       243,414      237,417 *     242,771      236,455 *
                                                                        ===========  ===========   ===========  ===========
Net Income Per Share Available to Common
    Basic                                                              $      1.04  $      0.61 * $      1.89  $      1.04 *
                                                                        ===========  ===========   ===========  ===========

    Diluted                                                            $      1.02  $      0.60 * $      1.85  $      1.02 *
                                                                        ===========  ===========   ===========  ===========

* Restated for two-for-one stock split effective March 1, 2005 (see Note 1).

3. The following table presents the components of EOG's comprehensive income for the three-month and six-month periods ended June 30 (in thousands):

                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                   June 30,
                                                                        ------------------------   ------------------------
                                                                           2005         2004          2005         2004
                                                                        -----------  -----------   -----------  -----------
Comprehensive Income
    Net Income                                                         $   249,456  $   144,937   $   452,159  $   245,790
    Other Comprehensive Income
        Foreign Currency Translation Adjustment                            (15,289)     (18,573)      (20,215)     (30,746)
        Foreign Currency Swap Transaction                                   (1,139)      (2,517)       (4,730)      (2,517)
        Income Tax Benefit Related to Foreign Currency Swap Transaction        372          802         1,615          802
                                                                        -----------  -----------   -----------  -----------
            Total                                                      $   233,400  $   124,649   $   428,829  $   213,329
                                                                        ===========  ===========   ===========  ===========

4. Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30 (in thousands):

                                             Three Months Ended         Six Months Ended
                                                 June 30,                   June 30,
                                           ------------------------   ------------------------
                                              2005         2004          2005         2004
                                           -----------  -----------   -----------  -----------
Net Operating Revenues
    United States                         $   551,131  $   388,258   $ 1,034,821  $   723,026
    Canada                                    138,212       99,965       272,199      200,767
    Trinidad                                   76,836 *     30,798       125,827 *     59,548
    United Kingdom                             17,745            -        39,233            -
                                           -----------  -----------   -----------  -----------
        Total                             $   783,924  $   519,021   $ 1,472,080  $   983,341
                                           ===========  ===========   ===========  ===========
Operating Income (Loss)
    United States                         $   256,349  $   152,113   $   465,150  $   253,118
    Canada                                     78,352       54,769       143,658      109,018
    Trinidad                                   63,156       21,401        93,412       41,278
    United Kingdom                             (3,168)      (1,547)       12,564       (5,242)
                                           -----------  -----------   -----------  -----------
        Total                                 394,689      226,736       714,784      398,172

Reconciling Items
    Other Income (Expense), Net                 6,874        1,425        12,339       (1,304)
    Interest Expense, Net                      14,687       15,416        28,644       32,099
                                           -----------  -----------   -----------  -----------
        Income Before Income Taxes        $   386,876  $   212,745   $   698,479  $   364,769
                                           ===========  ===========   ===========  ===========

* Includes $19.3 million recorded in the second quarter of 2005 related to an amended Trinidad take-or-pay contract.

5. There are various suits and claims against EOG that have arisen in the ordinary course of business. Management believes that the chance that these suits and claims will individually, or in the aggregate, have a material adverse effect on the financial condition or results of operations of EOG is remote. When necessary, EOG has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for these matters.

6. The following table presents the reconciliation of the beginning and ending aggregate carrying amount of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations," for the three-month periods ended March 31 and June 30, 2005 (in thousands):

                                                Asset Retirement Obligations
                                          -------------------------------------
                                          Short-Term    Long-Term      Total
                                          -----------  -----------  -----------
Balance at December 31, 2004             $     6,970  $   131,789  $   138,759
    Liabilities Incurred                          45          661          706
    Liabilities Settled                         (579)        (406)        (985)
    Accretion                                     46        1,520        1,566
    Revision                                      (1)       1,604        1,603
    Reclassification                             761         (761)           -
    Foreign Currency Translation                  (6)        (135)        (141)
                                          -----------  -----------  -----------
Balance at March 31, 2005                      7,236      134,272      141,508
    Liabilities Incurred                       1,243          989        2,232
    Liabilities Settled                         (511)        (619)      (1,130)
    Accretion                                      8        2,054        2,062
    Revision                                  (1,437)        (196)      (1,633)
    Reclassification                             (16)          16            -
    Foreign Currency Translation                  85          526          611
                                          -----------  -----------  -----------
Balance at June 30, 2005                 $     6,608  $   137,042  $   143,650
                                          ===========  ===========  ===========

7. Restricted Stock and Units. Under EOG's various stock plans, employees may be granted restricted stock and/or units without cost to them. Related compensation expense for the three-month periods ended June 30, 2005 and 2004 was $3.0 million and $2.4 million, respectively. Related compensation expense for the six-month periods ended June 30, 2005 and 2004 was $5.7 million and $4.4 million, respectively.

Pension Plans. EOG has non-contributory defined contribution pension plans and matched defined contribution savings plans in place for most of its employees. For the three-month periods ended June 30, 2005 and 2004, EOG's total contributions to these pension plans were $2.7 million and $3.0 million, respectively. For the six-month periods ended June 30, 2005 and 2004, EOG's total contributions to these pension plans were $6.2 million and $6.1 million, respectively.

Postretirement Plan. The following table summarizes the benefit expense for EOG's contributory defined dollar benefit postretirement medical plan for the three-month and six-month periods ended June 30 (in thousands):

                                                           Three Months Ended     Six Months Ended
                                                               June 30,               June 30,
                                                         --------------------   --------------------
                                                           2005       2004        2005       2004
                                                         ---------  ---------   ---------  ---------
Service Cost                                            $      40  $      36   $      82  $     106
Interest Cost                                                  31         29          62         79
Expected Return on Plan Assets                                  -          -           -          -
Amortization of Prior Service Cost                             33         32          65         65
Amortization of Net Actuarial (Gain) Loss                     (20)       (18)        (35)       (18)
                                                         ---------  ---------   ---------  ---------
    Net Periodic Benefit Cost                           $      84  $      79   $     174  $     232
                                                         =========  =========   =========  =========

EOG previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $84,000 to its postretirement plan in 2005. As of June 30, 2005, $32,000 of contributions have been made. EOG presently anticipates contributing an additional $52,000 to fund its postretirement plan in 2005.

8. On June 28, 2005, EOG entered into a new five-year $600 million unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, and concurrently terminated the existing $600 million three-year credit facility scheduled to expire in July 2006. Under the Agreement, EOG has the option to extend the term for successive one-year periods with the consent of the majority banks and to request increases in the aggregate commitments to an amount not to exceed $1 billion. The Agreement also provides for the allocation, at the option of EOG, of up to $75 million of the $600 million each to EOG's current United Kingdom subsidiary and one of its Canadian subsidiaries. Interest accrues on advances at LIBOR plus an applicable margin (Eurodollar rate) or at the Adminstrative Agent's base rate, as selected by EOG. Advances to the Canadian or the United Kingdom subsidiaries, should they occur, would be guaranteed by EOG and would bear interest at a rate calculated in accordance with the Agreement. In addition, the Agreement provides EOG the option to request letters of credit to be issued in an aggregate amount of up to $200 million. EOG has not borrowed under this Agreement. The applicable base rate and Eurodollar rate, had there been an amount borrowed under the Agreement, would have been 6.25% and 3.58% at June 30, 2005, respectively.

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

Operations. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG plans to continue to drill smaller wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's crude oil and natural gas production. EOG has several larger potential plays under way in Wyoming, Utah, Texas, Oklahoma and western Canada.

Although EOG continues to focus on United States and Canada natural gas, EOG sees an increasing linkage between United States and Canada natural gas demand and Trinidad natural gas supply. For example, liquefied natural gas (LNG) imports from existing and planned facilities in Trinidad are serious contenders to meet increasing United States demand. In addition, ammonia, methanol and chemical production has been relocating from the United States and Canada to Trinidad, driven by attractive natural gas feedstock prices in the island nation. EOG anticipates that its existing position with the supply contracts to two ammonia plants and a new methanol plant will continue to give its portfolio an even broader exposure to United States and Canada natural gas fundamentals. The methanol plant is expected to commence operations in August 2005.

In July 2005, EOG, through its subsidiary, EOG Resources Trinidad Block 4(a) Unlimited, signed a production sharing contract with the Government of Trinidad and Tobago for Block 4(a) which is located off Trinidad's East Coast. EOG holds a 90% working interest in Block 4(a).

EOG continues its progress in the Southern Gas Basin of the United Kingdom North Sea. In addition to EOG's current production from the Valkyrie and Arthur fields, production from the Arthur 2 well, in which EOG has a 30 percent working interest, commenced in July 2005. The Arthur 2 well was drilled during the first quarter of 2005 as an extension to the Arthur 1 discovery. EOG continues to review additional opportunities in the United Kingdom North Sea and expects to participate in additional exploratory wells in 2005.

Capital Structure. As noted, one of management's key strategies is to keep a strong balance sheet with a consistently below average year-end debt-to-total capitalization ratio as compared to those in EOG's peer group. At June 30, 2005, EOG's debt-to-total capitalization ratio was 25%, down slightly from 26% at March 31, 2005. In addition, EOG's cash balance increased to $283 million. During the first six months of 2005, EOG funded its capital programs by utilizing cash provided from its operating activities. On February 2, 2005, EOG increased the quarterly cash dividend on common stock by 33%, beginning with dividends payable on April 29, 2005. As management continues to assess price forecast and demand trends for 2005, EOG believes that operations and capital expenditure activity can be funded by cash from operations.

On June 28, 2005, EOG entered into a new five-year $600 million unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders and concurrently terminated the existing $600 million three-year credit facility scheduled to expire in July 2006. Under the Agreement, EOG has the option to extend the term for successive one-year periods with the consent of the majority banks and to request increases in the aggregate commitments to an amount not to exceed $1 billion. The Agreement also provides for the allocation, at the option of EOG, of up to $75 million of the $600 million each to EOG's current United Kingdom subsidiary and one of its Canadian subsidiaries. EOG has not borrowed under the Agreement.

For 2005, EOG's estimated exploration and development expenditure budget is approximately $1.7 billion, excluding acquisitions. United States and Canada natural gas continues to be a key component of this effort. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three-month and six-month periods ended June 30, 2005 and 2004 should be read in conjunction with the consolidated financial statements of EOG and notes thereto.

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Net Operating Revenues. During the second quarter of 2005, net operating revenues increased $265 million to $784 million from $519 million for the same period in 2004. Total wellhead revenues, which are revenues generated from sales of natural gas, crude oil, condensate and natural gas liquids from producing wells, increased $250 million, or 47%, to $783 million, as compared to $533 million for the same period in 2004.

Wellhead volume and price statistics for the three-month periods ended June 30 were as follows:

                                                     Three Months Ended
                                                          June 30,
                                                    --------------------
                                                      2005       2004
                                                    ---------  ---------
Natural Gas Volumes (MMcf per day) (1)
    United States                                        706        619
    Canada                                               228        197
                                                    ---------  ---------
        United States and Canada                         934        816
    Trinidad                                             214        162
    United Kingdom                                        34          -
                                                    ---------  ---------
        Total                                          1,182        978
                                                    =========  =========

Average Natural Gas Prices ($/Mcf) (2)
    United States                                  $    6.64 $     5.67
    Canada                                              6.02       5.04
        United States and Canada                        6.49       5.52
    Trinidad  (3)                                       2.92       1.36
    United Kingdom                                      5.54          -
        Composite                                       5.82       4.83

Crude Oil and Condensate Volumes (MBbl per day) (1)
    United States                                       21.7       21.0
    Canada                                               2.5        2.6
                                                    ---------  ---------
        United States and Canada                        24.2       23.6
    Trinidad                                             4.2        3.1
    United Kingdom                                       0.1          -
                                                    ---------  ---------
        Total                                           28.5       26.7
                                                    =========  =========

Average Crude Oil and Condensate Prices ($/Bbl) (2)
    United States                                  $   51.03 $    37.39
    Canada                                             46.58      35.59
        United States and Canada                       50.58      37.19
    Trinidad                                           53.05      37.69
    United Kingdom                                     49.10          -
        Composite                                      50.93      37.25

Natural Gas Liquids Volumes (MBbl per day) (1)
    United States                                        7.9        5.0
    Canada                                               1.2        0.6
                                                    ---------  ---------
        Total                                            9.1        5.6
                                                    =========  =========
Average Natural Gas Liquids Prices ($/Bbl) (2)
    United States                                  $   30.51 $    23.78
    Canada                                             30.52      20.35
        Composite                                      30.51      23.40

Natural Gas Equivalent Volumes (MMcfe per day) (4)
    United States                                        885        775
    Canada                                               249        216
                                                    ---------  ---------
        United States and Canada                       1,134        991
    Trinidad                                             238        181
    United Kingdom                                        35          -
                                                    ---------  ---------
        Total                                          1,407      1,172
                                                    =========  =========

Total Bcfe (4) Deliveries                              128.1      106.6

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Dollars per thousand cubic feet or per barrel, as applicable.
(3) Includes $0.99 per Mcf as a result of a revenue adjustment in the second quarter of 2005 related to an amended Trinidad take-or-pay contract.
(4) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable; includes natural gas, crude oil, condensate and natural gas liquids.

Wellhead natural gas revenues for the second quarter of 2005 increased $196 million, or 46%, to $626 million from $430 million for the same period of 2004 due to increased natural gas deliveries ($90 million), higher composite average wellhead natural gas price ($87 million) and a revenue adjustment related to an amended Trinidad take-or-pay contract ($19 million). The composite average wellhead price for natural gas increased 20% to $5.82 per Mcf for the second quarter of 2005 from $4.83 per Mcf for the same period in 2004. Excluding the aforementioned adjustment, the composite average wellhead price for natural gas increased 17% to $5.64 per Mcf for the second quarter of 2005 from $4.83 per Mcf for the same period in 2004. This adjustment increased the average Trinidad wellhead natural gas price by $0.99 per Mcf for the second quarter of 2005.

Natural gas deliveries increased 204 MMcf per day, or 21%, to 1,182 MMcf per day for the second quarter of 2005 from 978 MMcf per day for the same period in 2004, due to an 87 MMcf per day, or 14%, increase in the United States; a 52 MMcf per day, or 32%, increase in Trinidad; a 34 MMcf per day increase in the United Kingdom; and a 31 MMcf per day, or 16%, increase in Canada. The increase in the United States was primarily attributable to increased production from Texas (63 MMcf per day), Louisiana (19 MMcf per day), and the Rocky Mountain area (10 MMcf per day). The increase in Trinidad was attributable to the increased production from the U(a) block (55 MMcf per day) which began supplying natural gas late in the second quarter of 2004 to the Nitrogen (2000) Unlimited (N2000) ammonia plant. The increase in the United Kingdom was due to the commencement of production in August 2004. The increase in Canada was attributable to additional production from drilling programs.

Wellhead crude oil and condensate revenues increased $42 million, or 47%, to $132 million from $90 million as compared to the same period in 2004, due to increases in both the composite average wellhead crude oil and condensate price ($36 million) and the wellhead crude oil and condensate deliveries ($6 million). The composite average wellhead crude oil and condensate price for the second quarter of 2005 was $50.93 per barrel compared to $37.25 per barrel for the same period in 2004.

Wellhead crude oil and condensate deliveries increased 1.8 MBbl per day, or 7%, to 28.5 MBbl per day from 26.7 MBbl per day for the same period in 2004. The increase was mainly due to higher production in Trinidad from the U(a) block (1.0 MBbl per day) and higher production in the United States (0.7 MBbl per day).

Natural gas liquids revenues were $13 million higher than a year ago primarily due to increases in deliveries ($7 million) and the increase in the composite average price ($6 million).

Beginning in the second quarter of 2005, EOG has not been a party to any financial commodity derivative contracts. During the second quarter of 2004, EOG recognized a loss on mark-to-market financial commodity derivative contracts of $15 million and the net cash inflow related to settled natural gas financial collar contracts and settled natural gas and crude oil financial price swap contracts was $36 million.

Operating and Other Expenses. For the second quarter of 2005, operating expenses of $389 million were $97 million higher than the $292 million incurred in the second quarter of 2004. The following table presents the costs per Mcfe for the three-month periods ended June 30:

                                                     Three Months Ended
                                                          June 30,
                                                    --------------------
                                                      2005       2004
                                                    ---------  ---------
Lease and Well, including Transportation           $    0.68  $    0.61
Depreciation, Depletion and Amortization (DD&A)         1.25       1.09
General and Administrative (G&A)                        0.24       0.25
Taxes Other Than Income                                 0.29       0.28
Interest Expense, Net                                   0.11       0.15
                                                    ---------  ---------
    Total Per-Unit Costs*                          $    2.57  $    2.38
                                                    =========  =========

* Total per-unit costs do not include exploration costs, dry hole costs and impairments.

The higher per-unit rates of lease and well, including transportation, DD&A and taxes other than income for the three-month period ended June 30, 2005 compared to the same period in 2004 were due primarily to the reasons set forth below.

Lease and well expense includes EOG's lease and well expenses for EOG operated properties, as well as lease and well expenses billed to EOG from other operators where EOG is not the operator of a property. Lease and well expense can be divided into the following categories: costs to operate and maintain EOG's oil and gas wells, the cost of workovers, transportation costs associated with selling hydrocarbon products and lease and well administrative expenses. Operating and maintenance expenses include, among other service costs, pumping services, salt water disposal, equipment repair and maintenance, compression expense, lease upkeep, fuel and power. Workovers are costs of operations to restore, maintain or increase production from existing wells.

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

Lease and well expenses of $87 million were $21 million higher than the prior year period primarily due to higher operating and maintenance expenses in the United States ($8 million) and increased transportation related costs in the United States ($6 million) and the United Kingdom ($2 million). In addition, higher lease and well administrative expenses in the United States ($2 million), changes in the Canadian exchange rate ($2 million), and higher workover expenditures in Canada ($1 million) contributed to the increase in lease and well expenses.

DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method. EOG's DD&A rate and expense are the composite of numerous individual field calculations. The individual field expense is calculated by dividing sales volume by reserves and multiplying the result by the depreciable net book value. There are several factors that can impact an individual field, such as the field production profile; drilling or acquisition of new wells; disposition of existing wells; reserve revisions (upward or downward), primarily related to well performance; and impairments. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are also taken into account. Changes to the individual fields, due to any of these factors, may cause EOG's composite DD&A rate and expense to fluctuate from quarter to quarter.

DD&A expenses of $160 million increased $44 million from the prior year period primarily due to increased DD&A rates in the United States ($16 million) and Canada ($4 million); increased production in the United States ($13 million), Canada ($3 million) and Trinidad ($1 million), as discussed previously in the Net Operating Revenues section; the commencement of production in August 2004 in the United Kingdom ($3 million); and changes in the Canadian exchange rate ($3 million).

G&A expenses of $30 million were $4 million higher than the prior year period primarily due to expanded operations.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Taxes other than income of $38 million were $8 million higher than the prior year period primarily due to increased wellhead revenues in the United States ($6 million) and production tax relief in the second quarter of 2004 in Trinidad ($3 million), partially offset by an increase in credits taken against severance taxes resulting from the qualification of additional wells for a Texas high cost gas severance tax exemption ($3 million).

Exploration costs of $28 million were $8 million higher than the prior year period primarily due to increased geological and geophysical expenditures in the United States.

Impairments of $24 million increased by $8 million from $16 million in the prior year period. Under Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," which requires an entity to compute impairments to the carrying value of long-lived assets based on future cash flow analysis, EOG recorded impairments of $12 million and $2 million for the second quarters of 2005 and 2004, respectively, for certain properties in the United States.

Other income, net was $7 million for the second quarter of 2005 compared to $1 million for the second quarter of 2004. The increase of $6 million was primarily due to increased equity income from investments in the Caribbean Nitrogen Company Limited (CNCL) and N2000 ammonia plants ($3 million), gain on sale of properties ($1 million) and interest income ($1 million).

Income tax provision of $137 million increased $69 million compared to the second quarter of 2004, due primarily to higher pre-tax income ($65 million) and an Alberta (Canada) corporate tax rate reduction occurring in the second quarter of 2004 ($5 million). The net effective tax rate for the second quarter of 2005 increased to 36% from 32% for the same period of 2004.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Net Operating Revenues. During the first half of 2005, net operating revenues increased $489 million to $1,472 million from $983 million for the same period in 2004. Total wellhead revenues increased $431 million, or 41% to $1,471 million as compared to $1,040 million for the same period in 2004.

Wellhead volume and price statistics for the six-month periods ended June 30 were as follows:

                                                     Six Months Ended
                                                          June 30,
                                                    --------------------
                                                      2005       2004
                                                    ---------  ---------
Natural Gas Volumes (MMcf per day)
    United States                                        698        618
    Canada                                               231        201
                                                    ---------  ---------
        United States and Canada                         929        819
    Trinidad                                             209        158
    United Kingdom                                        34          -
                                                    ---------  ---------
        Total                                          1,172        977
                                                    =========  =========

Average Natural Gas Prices ($/Mcf)
    United States                                  $    6.31 $     5.54
    Canada                                              5.85       5.01
        United States and Canada                        6.20       5.41
    Trinidad   (1)                                      2.35       1.42
    United Kingdom                                      6.10          -
        Composite                                       5.51       4.77

Crude Oil and Condensate Volumes (MBbl per day)
    United States                                       22.1       20.5
    Canada                                               2.5        2.6
                                                    ---------  ---------
        United States and Canada                        24.6       23.1
    Trinidad                                             4.1        2.8
    United Kingdom                                       0.2          -
                                                    ---------  ---------
        Total                                           28.9       25.9
                                                    =========  =========

Average Crude Oil and Condensate Prices ($/Bbl)
    United States                                  $   49.90 $    36.11
    Canada                                             45.68      33.63
        United States and Canada                       49.47      35.83
    Trinidad                                           49.22      35.52
    United Kingdom                                     43.93          -
        Composite                                      49.41      35.80

Natural Gas Liquids Volumes (MBbl per day)
    United States                                        6.7        4.9
    Canada                                               1.3        0.6
                                                    ---------  ---------
        Total                                            8.0        5.5
                                                    =========  =========
Average Natural Gas Liquids Prices ($/Bbl)
    United States                                  $   30.01 $    24.24
    Canada                                             28.80      20.25
        Composite                                      29.81      23.80

Natural Gas Equivalent Volumes (MMcfe per day)
    United States                                        870        771
    Canada                                               254        219
                                                    ---------  ---------
        United States and Canada                       1,124        990
    Trinidad                                             235        175
    United Kingdom                                        35          -
                                                    ---------  ---------
        Total                                          1,394      1,165
                                                    =========  =========

Total Bcfe Deliveries                                  252.3      212.1

(1) Includes $0.51 per Mcf as a result of a revenue adjustment in the second quarter of 2005 related to an amended Trinidad take-or-pay contract.

Wellhead natural gas revenues for the first six months of 2005 increased $322 million, or 38%, to $1,169 million from $847 million for the same period of 2004 due to increased natural gas deliveries ($165 million), higher composite average wellhead natural gas price ($138 million) and a revenue adjustment related to an amended Trinidad take-or-pay contract ($19 million). The composite average wellhead price for natural gas increased 16% to $5.51 per Mcf from $4.77 per Mcf for the same period of 2004. Excluding the aforementioned adjustment, the composite average wellhead price for natural gas increased 14% to $5.42 per Mcf from $4.77 per Mcf for the same period in 2004. This adjustment increased the average Trinidad wellhead natural gas price by $0.51 per Mcf for the first six months of 2005.

Natural gas deliveries increased 195 MMcf per day, or 20%, to 1,172 MMcf per day for the first half of 2005 from 977 MMcf per day for the same period in 2004, due to an 80 MMcf per day, or 13%, increase in the United States; a 51 MMcf per day, or 32%, increase in Trinidad; a 34 MMcf per day increase in the United Kingdom; and a 30 MMcf per day, or 15%, increase in Canada. The increase in the United States was primarily attributable to increased production from Texas (49 MMcf per day), Louisiana (17 MMcf per day), and the Rocky Mountain area (13 MMcf per day). The increase in Trinidad was mainly attributable to the increased production from the U(a) block (50 MMcf per day) which began supplying natural gas late in the second quarter of 2004 to the N2000 ammonia plant. The increase in the United Kingdom was due to the commencement of production in August 2004. The increase in Canada was attributable to additional production from drilling programs.

Wellhead crude oil and condensate revenues increased $89 million, or 53%, to $258 million from $169 million as compared to the same period in 2004, due to increases in both the composite average wellhead crude oil and condensate price ($71 million) and the wellhead crude oil and condensate deliveries ($18 million). The composite average wellhead crude oil and condensate price for the first half of 2005 was $49.41 per barrel compared to $35.80 per barrel for the same period in 2004.

Wellhead crude oil and condensate deliveries increased 3.0 MBbl per day, or 12%, to 28.9 MBbl per day from 25.9 MBbl per day for the same period of 2004. The increase was mainly due to higher production in Trinidad from the U(a) block (0.8 MBbl per day) and higher production in the United States (1.6 MBbl per day).

Natural gas liquids revenues were $20 million higher than a year ago primarily due to increases in deliveries ($11 million) and the increase in the composite average price ($9 million).

During the first quarter of 2005, EOG recognized a loss on mark-to-market financial commodity derivative contracts of $1 million and a net cash inflow related to settled natural gas financial collar contracts of $10 million. Beginning in the second quarter of 2005, EOG has not been a party to any financial commodity derivative contracts. During the first six months of 2004, EOG recognized a loss of $59 million and a net cash outflow related to settled natural gas financial collar contracts and settled natural gas and crude oil financial price swap contracts of $38 million.

Operating and Other Expenses. For the first six months of 2005, operating expenses of $757 million were $172 million higher than the $585 million incurred in the same period of 2004. The following table presents the costs per Mcfe for the six-month periods ended June 30:

                                                     Six Months Ended
                                                          June 30,
                                                    --------------------
                                                      2005       2004
                                                    ---------  ---------
Lease and Well, including Transportation           $    0.67  $    0.61
DD&A                                                    1.24       1.09
G&A                                                     0.23       0.24
Taxes Other Than Income                                 0.32       0.31
Interest Expense, Net                                   0.11       0.15
                                                    ---------  ---------
    Total Per-Unit Costs*                          $    2.57  $    2.40
                                                    =========  =========

* Total per-unit costs do not include exploration costs, dry hole costs and impairments.

The higher per-unit rates of lease and well, including transportation, DD&A and taxes other than income for the six-month period ended June 30, 2005 compared to the same period in 2004 were due primarily to the reasons set forth below.

Lease and well expenses of $170 million were $40 million higher than the prior year primarily due to higher operating and maintenance expenses in the United States ($13 million) and the United Kingdom ($1 million), and increased transportation related costs in the United States ($9 million) and the United Kingdom ($4 million). In addition, higher lease and well administrative expenses in the United States ($4 million) and Trinidad ($1 million), changes in the Canadian exchange rate ($3 million), and higher workover expenditures in Trinidad ($2 million) and Canada ($1 million) contributed to the increase in lease and well expenses.

DD&A expenses of $313 million increased $83 million from the prior year period primarily due to increased DD&A rates in the United States ($34 million) and Canada ($8 million); increased production in the United States ($22 million), Canada ($6 million) and Trinidad ($3 million), as discussed previously in the Net Operating Revenues section; the commencement of production in August 2004 in the United Kingdom ($5 million); and changes in the Canadian exchange rate ($5 million).

G&A expenses of $59 million were $8 million higher than the prior year period primarily due to expanded operations.

Taxes other than income of $80 million were $14 million higher than the prior year period primarily due to increased wellhead revenues in the United States ($11 million), production tax relief in the first six months of 2004 in Trinidad ($6 million), increased payroll taxes in the United States ($1 million) and higher property taxes as a result of higher property valuation in the United States ($1 million), partially offset by the results of a production tax audit lawsuit in the first quarter of 2004 which increased the amount for the period ($5 million).

Net interest expense of $29 million decreased $3 million primarily due to an interest charge related to the results of a production tax audit lawsuit in the first quarter of 2004.

Exploration costs of $63 million were $17 million higher than the prior year period primarily due to increased geological and geophysical expenditures in the United States ($13 million) and increased exploration administrative expenses in the United States ($3 million).

Impairments of $36 million increased by $3 million compared to $33 million in the prior year period. SFAS No. 144 requires an entity to compute impairments to the carrying value of long-lived assets based on future cash flow analysis. As a result, EOG recorded impairments of $13 million and $5 million for the first six-month periods of 2005 and 2004, respectively, for certain properties in the United States. The increase in the impairment recorded related to SFAS No. 144 ($8 million) was partially offset by lower amortization of unproved leases in the United States ($7 million).

Other income, net was $12 million for the first six months of 2005 as compared to other expense, net of $1 million for the same period in 2004. The increase of $13 million was primarily due to foreign currency transaction losses during the first quarter of 2004 ($5 million), higher equity income from investments in the CNCL and N2000 ammonia plants in 2005 ($5 million) and a gain on the sale of part of EOG's interest in the N2000 ammonia plant in the first quarter of 2005 ($2 million).

Income tax provision of $246 million increased $127 million compared to the first half of 2004, due primarily to higher pre-tax income ($123 million) and an Alberta (Canada) corporate tax rate reduction occurring in the second quarter of 2004 ($5 million). The net effective tax rate for the first half of 2005 increased to 35% from 33% for the same period of 2004.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2005 included funds generated from operations, proceeds from sales of partial interests in certain equity investments in Trinidad, proceeds from the sale of oil and gas properties in the United States, proceeds from new borrowings and proceeds from sales of treasury stock attributable to employee stock option exercises. Primary cash outflows included funds used in operations, exploration and development expenditures, and dividend payments to shareholders. During the first six months of 2005, EOG's cash balance increased $262 million to $283 million from $21 million at December 31, 2004. The cash balance as of June 30, 2005, was primarily maintained in bank accounts associated with EOG's international operations.

Net cash provided by operating activities of $985 million for the first six months of 2005 increased $341 million compared to the same period in 2004 primarily reflecting an increase in wellhead revenues ($431 million), a change in the net cash flows from settlement of financial commodity derivative contracts ($48 million), favorable changes in working capital and other liabilities ($31 million), and an increase in tax benefits from stock options exercised ($5 million), partially offset by an increase in current tax expense ($102 million) and an increase in cash operating expenses ($75 million).

Net cash used in investing activities of $767 million for the first six months of 2005 increased by $185 million compared to the same period in 2004 due primarily to increased additions to oil and gas properties ($199 million), partially offset by proceeds from sales of assets ($22 million).

Net cash provided by financing activities was $44 million for the first six months of 2005 versus cash used of less than $1 million for the same period in 2004. Financing activities for 2005 included net commercial paper borrowings ($39 million), proceeds from sales of treasury stock attributable to employee stock option exercises ($24 million) and cash dividend payments ($20 million).

Total Exploration and Development Expenditures. The table below presents total exploration and development expenditures for the six-month periods ended June 30 (in millions):

                                                     Six Months Ended
                                                         June 30,
                                                    --------------------
                                                      2005       2004
                                                    ---------  ---------
United States                                      $     660  $     446
Canada                                                   114        106
                                                    ---------  ---------
    United States and Canada                             774        552
Trinidad                                                  23         38
United Kingdom                                            26         17
Other                                                      2          2
                                                    ---------  ---------
    Exploration and Development Expenditures             825        609
Asset Retirement Costs                                     3          5
Deferred Income Tax Benefits on Acquired Properties        -        (17)
                                                    ---------  ---------
    Total Exploration and Development Expenditures $     828  $     597
                                                    =========  =========

Exploration and development expenditures of $825 million for the first six months of 2005 were $216 million higher than the same period in 2004. The 2005 exploration and development expenditures of $825 included $544 million in development, $262 million in exploration, $12 million in property acquisitions, and $7 million in capitalized interest. The 2004 exploration and development expenditures of $609 included $420 million in development, $182 million in exploration, $4 million in capitalized interest and $3 million in property acquisitions.

Higher development expenditures for the first six months of 2005 of $124 million were due primarily to increased development drilling expenditures in the United States ($148 million), partially offset by the decreased drilling activities in Trinidad ($34 million).

Higher exploration expenditures for the first six months of 2005 of $80 million were due primarily to increased exploration drilling expenditures ($42 million), exploration expenses ($17 million), and unproved lease acquisitions in the United States ($16 million) and Canada ($3 million).

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

Commodity Derivative Transactions. As more fully discussed in Note 11 to the consolidated financial statements included in EOG's 2004 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collars and price swaps, as the means to manage this price risk. During 2004 and the first quarter of 2005, EOG accounted for the financial commodity derivative contracts using the mark-to- market accounting method. Beginning in the second quarter of 2005, EOG has not been a party to any financial commodity derivative contracts. EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

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

PART I. FINANCIAL INFORMATION - (Concluded)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in the Derivative Transactions, Financing, Foreign Currency Exchange Rate Risk and Outlook sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," on pages 26 through 29 of the Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 25, 2005.

ITEM 4. CONTROLS AND PROCEDURES
EOG RESOURCES, INC.

Disclosure Controls and Procedures. EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q (Evaluation Date). Based on this evaluation, the principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by EOG in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EOG's management as appropriate to allow timely decisions regarding required disclosure.

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

Issuer Purchases of Equity Securities

                                                                               (c)
                                              (a)                        Total Number of               (d)
                                             Total           (b)       Shares Purchased as       Maximum Number
                                           Number of       Average       Part of Publicly    of Shares that May Yet
                                            Shares        Price Paid    Announced Plans or     Be Purchased Under
Period                                   Purchased (1)    per Share          Programs       the Plans or Programs (2)
---------------------------------------- -------------   ------------  -------------------- -------------------------
April 1, 2005 - April 30, 2005                  8,954   $      40.68                     -                 6,386,200
May 1,  2005 - May 31,  2005                        -              -                     -                 6,386,200
June 1,  2005 - June 30,  2005                  1,528          56.78                     -                 6,386,200
                                         -------------                 --------------------
    Total                                      10,482          43.03                     -
                                         =============                 ====================

(1) Comprises 10,482 shares that were returned to EOG to satisfy tax withholding obligations that arose upon the exercise of employee stock options or the vesting of restricted stock or units.
(2) In September 2001, EOG announced that its Board of Directors authorized the repurchase of up to 10,000,000 shares of EOG's common stock.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of EOG Resources, Inc. was held on May 3, 2005, in Houston, Texas, for the purpose of electing a board of directors, ratifying the appointment of auditors and approving the amendment to EOG's Restated Certificate of Incorporation. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

(a) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

	Shares	Shares
Nominee	For	Withheld

George A. Alcorn	210,505,773	3,717,526
Charles R. Crisp	210,569,405	3,653,894
Mark G. Papa	208,530,429	5,692,870
Edmund P. Segner, III	206,764,732	7,458,567
William D. Stevens	210,538,818	3,684,481
H. Leighton Steward	205,305,417	8,917,882
Donald F. Textor	205,952,473	8,270,826
Frank G. Wisner	210,546,013	3,677,286

(b) The ratification of the appointment of Deloitte & Touche LLP, independent public accountants, as EOG's independent auditors for the year ending December 31, 2005 was ratified by the following vote: 212,346,737 shares for; 778,803 shares against; and 1,097,758 shares abstaining.

(c) The amendment to EOG's Restated Certificate of Incorporation was approved by the following vote: 193,331,158 shares for; 19,666,685 shares against; and 1,160,655 shares abstaining.

ITEM 6. Exhibits

Exhibit 3.1(a) - Restated Certificate of Incorporation (Exhibit 3.1 to Form S-1 Registration Statement, Reg. No. 33-30678, filed August 24, 1989).

Exhibit 3.1(b) - Certificate of Amendment of Restated Certificate of Incorporation (Exhibit 4.1(b) to Form S-8 Registration Statement No. 33-52201, filed February 8, 1994).

Exhibit 3.1(c) - Certificate of Amendment of Restated Certificate of Incorporation (Exhibit 4.1(c) to Form S-8 Registration Statement No. 33-58103, filed March 15, 1995).

Exhibit 3.1(d) - Certificate of Amendment of Restated Certificate of Incorporation, dated June 11, 1996 (Exhibit 3(d) to Form S-3 Registration Statement No. 333-09919, filed August 9, 1996).

Exhibit 3.1(e) - Certificate of Amendment of Restated Certificate of Incorporation, dated May 7, 1997 (Exhibit 3(e) to Form S-3 Registration Statement No. 333-44785, filed January 23, 1998).

Exhibit 3.1(f) - Certificate of Ownership and Merger, dated August 26, 1999 (Exhibit 3.1(f) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit 3.1(g) - Certificate of Designations of Series E Junior Participating Preferred Stock, dated February 14, 2000 (Exhibit 2 to Form 8-A Registration Statement, filed February 18, 2000).

Exhibit 3.1(h) - Certificate of Designation, Preferences and Rights of Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series B, dated July 19, 2000 (Exhibit 3.1(h) to EOG's Registration Statement on Form S-3 Registration Statement No. 333-46858, filed September 28, 2000).

Exhibit 3.1(i) - Certificate of Elimination of the Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series A, dated September 15, 2000 (Exhibit 3.1(j) to EOG's Registration Statement on Form S-3 Registration Statement No. 333-46858, filed September 28, 2000).

Exhibit 3.1(j) - Certificate of Elimination of the Flexible Money Market Cumulative Preferred Stock, Series C, dated September 15, 2000 (Exhibit 3.1(k) to EOG's Registration Statement on Form S-3 Registration Statement No. 333-46858, filed September 28, 2000).

Exhibit 3.1(k) - Certificate of Elimination of the Flexible Money Market Cumulative Preferred Stock, Series D, dated February 24, 2005 (Exhibit 3.1(k) to EOG's Annual Report on Form 10-K for the year ended December 31, 2004, filed February 25, 2005).

*Exhibit 3.1(1) - Certificate of Amendment of Restated Certificate of Incorporation, dated May 3, 2005.

*Exhibit 10.1 - Revolving Credit Agreement, dated June 28, 2005, among EOG Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto.

*Exhibit 31.1 - Section 302 Certification of Periodic Report of Chief Executive Officer.

*Exhibit 31.2 - Section 302 Certification of Periodic Report of Principal Financial Officer.

*Exhibit 32.1 - Section 906 Certification of Periodic Report of Chief Executive Officer.

*Exhibit 32.2 - Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: July 29, 2005	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(a) -	Restated Certificate of Incorporation (Exhibit 3.1 to Form S-1 Registration Statement, Reg. No. 33-30678, filed August 24, 1989).

3.1(b) -	Certificate of Amendment of Restated Certificate of Incorporation (Exhibit 4.1(b) to Form S-8 Registration Statement No. 33- 52201, filed February 8, 1994).

3.1(c) -	Certificate of Amendment of Restated Certificate of Incorporation (Exhibit 4.1(c) to Form S-8 Registration Statement No. 33- 58103, filed March 15, 1995).

3.1(d) -	Certificate of Amendment of Restated Certificate of Incorporation, dated June 11, 1996 (Exhibit 3(d) to Form S-3 Registration Statement No. 333-09919, filed August 9, 1996).

3.1(e) -	Certificate of Amendment of Restated Certificate of Incorporation, dated May 7, 1997 (Exhibit 3(e) to Form S-3 Registration Statement No. 333-44785, filed January 23, 1998).

3.1(f) -	Certificate of Ownership and Merger, dated August 26, 1999 (Exhibit 3.1(f) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999).

3.1(g) -	Certificate of Designations of Series E Junior Participating Preferred Stock, dated February 14, 2000 (Exhibit 2 to Form 8-A Registration Statement, filed February 18, 2000).

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

3.1(k) -

Certificate of Elimination of the Flexible Money Market Cumulative Preferred Stock, Series D, dated February 24, 2005 (Exhibit 3.1(k) to EOG's Annual Report on Form 10-K for the year ended December 31, 2004, filed February 25, 2005).

*3.1(1) -	Certificate of Amendment of Restated Certificate of Incorporation, dated May 3, 2005.

*10.1 -	Revolving Credit Agreement, dated June 28, 2005, among EOG Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto.

*31.1 -	Section 302 Certification of Periodic Report of Chief Executive Officer.

*31.2 -	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1 -	Section 906 Certification of Periodic Report of Chief Executive Officer.

*32.2 -	Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith