Form 10-Q
period 2006-03-31
EOG RESOURCES INC
filed 2006-05-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Large Accelerated Filer ☒      Accelerated Filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 24, 2006.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	242,580,772

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005

Net Operating Revenues
Wellhead Natural Gas	$789,061	$543,106
Wellhead Crude Oil, Condensate and Natural Gas Liquids	184,718	144,536
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	107,024	(940)
Other, Net	3,733	1,454
Total	1,084,536	688,156

Operating Expenses
Lease and Well	87,484	65,768
Transportation Costs	28,096	17,107
Exploration Costs	39,392	34,816
Dry Hole Costs	10,726	14,582
Impairments	22,773	12,172
Depreciation, Depletion and Amortization	177,652	153,016
General and Administrative	36,291	28,687
Taxes Other Than Income	53,694	41,913
Total	456,108	368,061

Operating Income	628,428	320,095
Other Income, Net	14,556	5,465
Income Before Interest Expense and Income Taxes	642,984	325,560
Interest Expense, Net	13,153	13,957
Income Before Income Taxes	629,831	311,603
Income Tax Provision	203,124	108,900
Net Income	426,707	202,703
Preferred Stock Dividends	1,858	1,858
Net Income Available to Common	$424,849	$200,845

Net Income Per Share Available to Common
Basic	$1.76	$0.85
Diluted	$1.73	$0.83

Average Number of Common Shares
Basic	241,118	237,293
Diluted	245,923	242,114

                                                              The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and Cash Equivalents	$821,327	$643,811
Accounts Receivable, Net	627,667	762,207
Inventories	76,638	63,215
Assets from Price Risk Management Activities	88,385	11,415
Deferred Income Taxes	-	24,376
Other	50,741	58,214
Total	1,664,758	1,563,238

Oil and Gas Properties (Successful Efforts Method)	11,742,417	11,173,389
Less: Accumulated Depreciation, Depletion and Amortization	(5,269,596)	(5,086,210)
Net Oil and Gas Properties	6,472,821	6,087,179
Other Assets	105,811	102,903
Total Assets	$8,243,390	$7,753,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$673,914	$679,548
Accrued Taxes Payable	169,360	140,902
Dividends Payable	14,760	9,912
Deferred Income Taxes	36,228	164,659
Current Portion of Long-Term Debt	124,075	126,075
Other	49,188	50,945
Total	1,067,525	1,172,041

Long-Term Debt	808,667	858,992
Other Liabilities	289,850	283,407
Deferred Income Taxes	1,333,988	1,122,588

Shareholders' Equity
Preferred Stock, $0.01 Par, 10,000,000 Shares Authorized:
Series B, 100,000 Shares Issued, Cumulative,
$100,000,000 Liquidation Preference	99,121	99,062
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and
249,460,000 Shares Issued	202,495	202,495
Additional Paid in Capital	60,905	84,705
Unearned Compensation	-	(36,246)
Accumulated Other Comprehensive Income	175,743	177,137
Retained Earnings	4,330,772	3,920,483
Common Stock Held in Treasury, 6,864,234 Shares at
March 31, 2006 and 7,385,862 Shares at December 31, 2005	(125,676)	(131,344)
Total Shareholders' Equity	4,743,360	4,316,292
Total Liabilities and Shareholders' Equity	$8,243,390	$7,753,320

                                              The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$426,707	$202,703
Items Not Requiring Cash
Depreciation, Depletion and Amortization	177,652	153,016
Impairments	22,773	12,172
Stock-Based Compensation Expenses	9,003	2,719
Deferred Income Taxes	106,326	44,928
Other, Net	(4,444)	(1,462)
Dry Hole Costs	10,726	14,582
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(107,024)	940
Realized Gains	30,054	9,807
Tax Benefits from Stock Options Exercised	-	9,348
Other, Net	4,299	(2,113)
Changes in Components of Working Capital and Other Liabilities
Accounts Receivable	135,150	5,518
Inventories	(13,370)	(8,701)
Accounts Payable	(9,535)	(26,352)
Accrued Taxes Payable	29,298	41,807
Other Liabilities	5,429	3,666
Other, Net	(3,090)	(6,459)
Changes in Components of Working Capital Associated with
Investing and Financing Activities	(33,187)	25,720
Net Cash Provided by Operating Activities	786,767	481,839

Investing Cash Flows
Additions to Oil and Gas Properties	(589,048)	(363,760)
Proceeds from Sales of Assets	2,741	19,752
Changes in Components of Working Capital Associated with
Investing Activities	33,288	(25,671)
Other, Net	(5,253)	(7,394)
Net Cash Used in Investing Activities	(558,272)	(377,073)

Financing Cash Flows
Net Commercial Paper and Line of Credit Borrowings	-	42,175
Long-Term Debt Repayments	(52,325)	-
Dividends Paid	(11,432)	(8,880)
Excess Tax Benefits from Stock-Based Compensation Expenses	7,177	-
Proceeds from Stock Options Exercised	6,129	14,264
Changes in Components of Working Capital Associated with
Financing Activities	(101)	(49)
Net Cash (Used in) Provided by Financing Activities	(50,552)	47,510

Effect of Exchange Rate Changes on Cash	(427)	129

Increase in Cash and Cash Equivalents	177,516	152,405
Cash and Cash Equivalents at Beginning of Period	643,811	20,980
Cash and Cash Equivalents at End of Period	$821,327	$173,385

                                         The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General. The consolidated financial statements of EOG Resources, Inc. and subsidiaries (EOG) included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2005 (EOG's 2005 Annual Report).

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

On February 1, 2006, the Board of Directors of EOG (Board) increased the quarterly cash dividend on the common stock from the previous $0.04 per share to $0.06 per share effective with the dividend payable on April 28, 2006 to record holders as of April 13, 2006.

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

Derivative Instruments. As more fully discussed in Note 11 to Consolidated Financial Statements included in EOG's 2005 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar and price swap contracts, as the means to manage this price risk. EOG accounts for financial commodity derivative contracts using the mark-to-market accounting method. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Recently Issued Accounting Standards and Developments. As discussed more fully in Note 2, EOG adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share Based Payment," effective January 1, 2006, using the modified prospective application method. The standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, eliminating the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Prior to the adoption of SFAS No. 123(R), EOG included tax benefits resulting from the exercise of stock options in the operating activities section of the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows provided by excess tax benefits from stock options exercised be reflected in the financing activities section of the Consolidated Statements of Cash Flows and Unearned Compensation previously included separately in Shareholders' Equity be written off against Additional Paid in Capital at the date of adoption.

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." EITF Issue No. 04-13 requires that purchases and sales of inventory with the same counterparty in the same line of business should be accounted for as a single non-monetary exchange, if entered into in contemplation of one another. The consensus is effective for inventory arrangements entered into, modified or renewed in interim or annual reporting periods beginning after March 15, 2006. The adoption of EITF Issue No. 04-13 is not expected to have a material impact on EOG's financial statements.

9; 2. Stock-Based Compensation

At March 31, 2006, EOG maintained various stock-based compensation plans as discussed below. EOG adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective application method and accordingly has not restated any of its prior year results. Prior to the adoption of SFAS 123(R), EOG recognized compensation expense for its stock-based compensation plans under the provisions of APB Opinion No. 25 and as a result, stock-based compensation expense consisted only of amounts recognized in connection with grants of restricted stock and units. The adoption of SFAS No. 123(R) resulted in EOG recognizing compensation expenses on grants made under its employee stock option plans and its employee stock purchase plan. Stock-based compensation expense for the quarter ended March 31, 2006 included expense for all stock-based compensation awards which were not yet vested as of January 1, 2006 and all such awards granted after January 1, 2006 based upon the grant date estimated fair value of the awards. Such expense is computed net of forfeitures estimated based upon EOG's historical employee turnover rate and amortized over the vesting period on a straight-line basis. For the three months ended March 31, 2006, EOG recognized $9.0 million of compensation expense related to its stock-based compensation plans. Such expense is included in Lease and Well ($1.6 million), Exploration Costs ($1.7 million) and General and Administrative ($5.7 million) in the Consolidated Statements of Income based upon job functions of the employees receiving the grants. Stock-based compensation expense recognized in the first quarter of 2005 totaled $2.7 million and was included in General and Administrative.

The adoption of SFAS No. 123(R) reduced income before income taxes and net income in the first quarter of 2006 by $5.6 million and $3.6 million, respectively, and reduced basic and diluted earnings per share by $0.02 and $0.01, respectively. Presented below are EOG's first quarter 2005 pro forma net income and net income per share available to common had compensation expenses been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (in millions, except per share data):

Three Months
Ended
March 31,
2005

Net Income Available to Common - As Reported	$200.8

Deduct: Total Stock-Based Employee Compensation
Expense, Net of Income Tax	(3.2)
Net Income Available to Common - Pro Forma	$197.6

Net Income Per Share Available to Common
Basic - As Reported	$0.85
Basic - Pro Forma	$0.83
Diluted - As Reported	$0.83
Diluted - Pro Forma	$0.82

EOG has various stock plans (Plans) under which employees and non-employee members of the Board have been or may be granted certain equity compensation. At March 31, 2006, approximately 5.3 million common shares remained available for grant under the Plans. EOG's policy is to issue shares related to the Plans from treasury stock. At March 31, 2006, EOG held 6.9 million shares of treasury stock.

Stock Options. Under the Plans, participants have been or may be granted rights to purchase shares of common stock of EOG at a price not less than the market price of the stock at the date of grant. Stock options granted under the Plans vest on a graded vesting schedule up to four years from the date of grant based on the nature of the grants and as defined in individual grant agreements. Terms for stock options granted under the Plans have not exceeded a maximum term of 10 years. For all grants made prior to August 2004 and all employee stock purchase plan (ESPP) grants, the fair value of each grant is estimated using the Black-Scholes-Merton model. Certain of EOG's stock options granted in 2005 and 2004 contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not issue Capped Options in the future. The fair value of each Capped Option grant was estimated using a Monte Carlo simulation. Effective May 2005, the fair value of stock option grants not containing the Capped Option feature was estimated using the Hull-White II binomial option pricing model. Stock-based compensation expenses related to stock option and ESPP grants totaled $6.6 million during the first quarter of 2006.

Weighted average fair values and valuation assumptions used to value stock option and ESPP grants during the first quarters of 2006 and 2005 are as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Weighted Average Fair Value of Grants	$26.85	$13.17	$21.14	$6.88
Expected Volatility	35.82%	33.00%	39.66%	28.13%
Risk-Free Interest Rate	4.56%	4.50%	4.47%	2.58%
Dividend Yield	0.3%	0.4%	0.3%	0.4%
Expected Life	4.5 yrs.	4.8 yrs.	0.5 yrs.	0.5 yrs.

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option and ESPP grants.

The following table sets forth the option transactions for the three-month period ended March 31, 2006 (options and dollars in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Grant	Intrinsic	Contractual
	Options	Price	Value(2)	Life
				(in years)
Outstanding at January 1	9,698	$28.12
Granted	39	79.14
Exercised(1)	(387)	15.84
Forfeited	(17)	39.99
Outstanding at March 31	9,333	28.82	$403,427	6.5

Options Vested or Expected to Vest	8,838	28.75	$382,614	6.5

Options Exercisable at March 31	4,210	$16.74	$232,647	2.9

(1) The total intrinsic value of options exercised for the three-month periods ended March 31, 2006 and 2005 was $24.9 million and $28.4 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the options.
(2) Based upon the difference between the closing market price of EOG's common stock on the last trading day of the quarter and the grant price of in-the-money options.

At March 31, 2006, unrecognized compensation expense related to non-vested stock option and ESPP grants totaled $55.3 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.3 years.

Restricted Stock and Units. Under the Plans, employees may be granted restricted (non-vested) stock and/or units without cost to them. The restricted stock and units granted vest to the employee at various times ranging from one to five years from the date of grant based on the nature of the grants and as defined in individual grant agreements. Upon vesting, restricted stock is released to the employee and restricted units are converted into common stock and released to the employee. Stock-based compensation expense related to restricted stock and units totaled $2.4 million and $2.7 million for the first quarters of 2006 and 2005, respectively.

The following table sets forth the restricted stock and units transactions for the three-month period ended March 31, 2006 (shares and units and dollars in thousands, except per share data):

		Weighted
	Number of	Average	Aggregate
	Shares and	Grant Date	Intrinsic
	Units	Fair Value	Value(3)

Outstanding at January 1	2,544	$26.04
Granted(1)	252	67.16
Released(2)	(240)	22.95
Forfeited	(1)	39.75
Outstanding at March 31	2,555	30.39	$183,955

(1) The weighted average grant date fair value of restricted stock and units granted for the three-month periods ended March 31, 2006 and 2005 was $67.16 and $45.38, respectively.
(2) The total intrinsic value of restricted stock and units released for the three-month periods ended March 31, 2006 and 2005 was $16.5 million and $12.9 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and units are released.
(3) Based upon the closing market price of EOG's common stock on the last trading day of the quarter.

At March 31, 2006, unrecognized compensation expense related to restricted stock and units totaled $50.8 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 2.5 years.

3. Earnings Per Share

The following table sets forth the computation of Net Income Per Share Available to Common for the three-month periods ended March 31 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005

Numerator for Basic and Diluted Earnings Per Share -
Net Income Available to Common	$424,849	$200,845

Denominator for Basic Earnings Per Share -
Weighted Average Shares	241,118	237,293
Potential Dilutive Common Shares -
Stock Options	3,537	3,792
Restricted Stock and Units	1,268	1,029
Denominator for Diluted Earnings Per Share -
Adjusted Weighted Average Shares	245,923	242,114

Net Income Per Share Available to Common
Basic	$1.76	$0.85
Diluted	$1.73	$0.83

4. Supplemental Cash Flow Information

Cash paid for interest and income taxes for the three-month periods ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Interest	$3,523	$3,098
Income Taxes	$33,123	$11,136

5. Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three-month periods ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Comprehensive Income
Net Income	$426,707	$202,703
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(1,757)	(4,926)
Foreign Currency Swap Transaction	546	(3,591)
Income Tax (Provision) Benefit Related to
Foreign Currency Swap Transaction	(183)	1,243
Total	$425,313	$195,429

6. Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net Operating Revenues
United States	$778,402	$483,690
Canada	176,979	133,987
Trinidad	92,589	48,991
United Kingdom	36,566	21,488
Total	$1,084,536	$688,156

Operating Income
United States	$433,756	$208,801
Canada	96,774	65,306
Trinidad	70,449	30,256
United Kingdom	27,449	15,732
Total	628,428	320,095

Reconciling Items
Other Income, Net	14,556	5,465
Interest Expense, Net	13,153	13,957
Income Before Income Taxes	$629,831	$311,603

7. Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amount of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations," for the three-month period ended March 31, 2006 (in thousands):

	Asset Retirement Obligations
	Short-Term	Long-Term	Total

Balance at December 31, 2005	$6,235	$155,253	$161,488
Liabilities Incurred	-	3,717	3,717
Liabilities Settled	(1,590)	(184)	(1,774)
Accretions	80	1,975	2,055
Revisions	14	(66)	(52)
Reclassifications	1,241	(1,241)	-
Foreign Currency Translations	(3)	64	61
Balance at March 31, 2006	$5,977	$159,518	$165,495

8. Suspended Well Costs

EOG's net changes in suspended well costs for the three-month period ended March 31, 2006 in accordance with Financial Accounting Standards Board Staff Position No. 19-1, "Accounting for Suspended Well Costs," are presented below (in thousands):

Three Months
Ended
March 31,
2006

Balance at December 31, 2005	$27,868
Additions Pending the Determination of Proved Reserves	28,914
Reclassifications to Proved Properties	(2,231)
Charged to Dry Hole Costs	(723)
Foreign Currency Translation	(118)
Balance at March 31, 2006	$53,710

The following table provides an aging of suspended well costs as of March 31, 2006 (in thousands, except well count):

As of
March 31,
2006

Capitalized exploratory well costs that have been
capitalized for a period less than one year	$29,817
Capitalized exploratory well costs that have been
capitalized for a period greater than one year	23,893
Total	$53,710
Number of projects that have exploratory well costs that have been
capitalized for a period greater than one year	2

As of March 31, 2006, exploratory well costs capitalized for a period greater than one year included an outside operated, deepwater offshore Gulf of Mexico discovery ($4.3 million) and an outside operated, winter access only, Northwest Territories (NWT) discovery in Canada ($19.6 million). In the Gulf of Mexico discovery, EOG plans to participate in the drilling of an additional well. In the NWT discovery, additional exploratory wells were drilled during the first quarter of 2006. EOG is currently evaluating the data gathered from these exploratory wells.

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

10. Pension and Postretirement Benefits

Pension Plans. EOG has non-contributory defined contribution pension plans and matched defined contribution savings plans in place for most of its employees in the United States. For the three-month periods ended March 31, 2006 and 2005, EOG's total contributions to these pension plans were $3.7 million and $3.2 million, respectively.

In addition, as more fully discussed in Note 6 to Consolidated Financial Statements in EOG's 2005 Annual Report, EOG's Canadian, Trinidadian and United Kingdom subsidiaries maintain various pension and savings plans for most of their employees. In each of the three-month periods ended March 31, 2006 and 2005, total contributions to the defined contribution pension plans were $0.4 million. For the three-month period ended March 31, 2006, total contributions to the defined benefit pension plans amounted to approximately $90,000. The net periodic pension costs recognized for these pension plans were approximately $59,000 and $18,000, respectively, for the three-month periods ended March 31, 2006 and 2005.

Postretirement Plan. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents. For the three-month period ended March 31, 2006, EOG's total contributions to these plans amounted to approximately $24,000. The net periodic pension costs recognized for the postretirement medical and dental plans were approximately $167,000 and $95,000, respectively, for the three-month periods ended March 31, 2006 and 2005.

11. Long-Term Debt

On February 17, 2006, EOGI International Company, a wholly owned foreign subsidiary of EOG, repaid $50 million of the $250 million outstanding balance of its $600 million, 3-year unsecured Senior Term Loan Agreement (Term Loan Agreement). Additional borrowing capacity under the Term Loan Agreement was reduced to $100 million on January 1, 2006 and such amount will be available until December 31, 2006. Borrowings under the Term Loan Agreement accrue interest at a London InterBank Offering Rate (LIBOR) plus an applicable margin or at the base rate of the Term Loan Agreement's administrative agent, as selected by the borrower. The applicable interest rate for the $200 million outstanding at March 31, 2006 was 5.11%. The weighted average interest rate for the amounts outstanding during the first quarter of 2006 was 4.96%.

On June 28, 2005, EOG entered into a 5-year $600 million unsecured Revolving Credit Agreement (Agreement). The Agreement provides for the allocation, at the option of EOG, of up to $75 million each to EOG's United Kingdom subsidiary and one of its Canadian subsidiaries. The Agreement also provides EOG the option to request letters of credit to be issued in an aggregate amount of up to $200 million. Interest accrues on advances at LIBOR plus an applicable margin (Eurodollar rate) or at the base rate of the Agreement's administrative agent, as selected by EOG. There are no borrowings or letters of credit currently outstanding under the Agreement. The applicable base rate and Eurodollar rate, had there been an amount borrowed under the Agreement, would have been 7.75% and 5.04%, respectively, at March 31, 2006.

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

Although EOG continues to focus on United States and Canada natural gas, EOG sees an increasing linkage between United States and Canada natural gas demand and Trinidad natural gas supply. For example, liquefied natural gas (LNG) imports from existing and planned facilities in Trinidad are contenders to meet increasing United States natural gas demand. In addition, ammonia, methanol and chemical production has been relocating from the United States and Canada to Trinidad, driven by attractive natural gas feedstock prices in the island nation. EOG believes that its existing position with the supply contracts to the two ammonia plants, the methanol plant and the Atlantic LNG Train 4 (ALNG), an LNG plant in Point Fortin, Trinidad, will continue to give its portfolio an even broader exposure to United States and Canada natural gas fundamentals.

In December 2005, ALNG began taking gas and remained in the start-up phase through the first quarter of 2006. From start-up, ALNG has continued to take higher than contractual volumes. In the first quarter of 2006, a subsidiary of EOG, EOG Resources Trinidad Block 4(a) Unlimited, drilled two successful wells on Block 4(a) and in April 2006 applied to enter the market development phase under the production sharing contract with the Government of Trinidad and Tobago.

A subsidiary of EOG, EOG Resources Trinidad Limited (EOGRT) and the other participants in the South East Coast Consortium (SECC) Block signed a farm-in agreement covering the SECC Deep Ibis prospect with BP Trinidad and Tobago LLC during 2004. The SECC Deep Ibis well spud in April 2006. BP will pay the entire cost for drilling the exploratory well. EOGRT will retain a 50.6% working interest in the prospect and will develop the prospect, if successful.

EOG continues its activities in the Southern Gas Basin of the United Kingdom North Sea. In addition to EOG's ongoing production from the Valkyrie and Arthur Fields, the Arthur 3 well spud in April 2006. EOG plans to review additional opportunities in the United Kingdom North Sea.

EOG continues to evaluate other select natural gas and crude oil opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.

Capital Structure. One of management's key strategies is to keep a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. At March 31, 2006, EOG's debt-to-total capitalization ratio was 16%, down from 19% at December 31, 2005. In addition, EOG's cash balance increased to $821 million from $644 million at December 31, 2005. During the first three months of 2006, EOG funded its capital programs by utilizing cash provided from its operating activities. As management continues to assess price forecast and demand trends for 2006, EOG believes that operations and capital expenditure activity can be funded by cash from operations.

For 2006, EOG's estimated exploration and development expenditure budget is $2.5 billion to $2.6 billion, excluding acquisitions. United States and Canada natural gas drilling activity continues to be a key component of this effort. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

EOG adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" effective January 1, 2006 using the modified prospective application method and accordingly has not restated any of its prior year results. Prior to the adoption of SFAS No. 123(R), EOG recognized compensation expense for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and as a result, stock-based compensation expense consisted only of amounts recognized in connection with grants of restricted stock and units. The adoption of SFAS No. 123(R) resulted in EOG recognizing compensation expenses on grants made under its employee stock option plans and its employee stock purchase plan. For the three-month period ended March 31, 2006, EOG recognized $9.0 million of compensation expense related to its stock-based compensation plans. Such expense is included in Lease and Well ($1.6 million), Exploration Costs ($1.7 million) and General and Administrative ($5.7 million) in the Consolidated Statements of Income based upon job functions of employees receiving the grants. Stock-based compensation expense recognized in the first quarter of 2005 totaled $2.7 million and was included in General and Administrative. See Note 2 to Consolidated Financial Statements.

Results of Operations

The following review of operations for the three-month periods ended March 31, 2006 and 2005 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included with this quarterly report on Form 10-Q.

Net Operating Revenues. During the first quarter of 2006, net operating revenues increased $397 million to $1,085 million from $688 million for the same period in 2005. Total wellhead revenues, which are revenues generated from sales of natural gas, crude oil, condensate and natural gas liquids, increased $286 million, or 42%, to $974 million as compared to $688 million for the first quarter of 2005. Natural gas, crude oil, condensate and natural gas liquids revenues solely represent wellhead revenues for these products.

Wellhead volume and price statistics for the three-month periods ended March 31 were as follows:

	Three Months Ended
	March 31,
	2006	2005
Natural Gas Volumes (MMcfd) (1)
United States	758	689
Canada	229	234
United States and Canada	987	923
Trinidad	283	205
United Kingdom	34	35
Total	1,304	1,163

Average Natural Gas Prices ($/Mcf) (2)
United States	$7.77	$5.97
Canada	7.87	5.69
United States and Canada	7.79	5.90
Trinidad	2.44	1.74
United Kingdom	11.56	6.65
Composite	6.72	5.19

Crude Oil and Condensate Volumes (MBbld) (1)
United States	21.0	22.5
Canada	2.6	2.5
United States and Canada	23.6	25.0
Trinidad	5.4	4.1
United Kingdom	0.2	0.2
Total	29.2	29.3

Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$60.42	$48.79
Canada	51.95	44.79
United States and Canada	59.48	48.39
Trinidad	61.79	45.38
United Kingdom	57.86	39.74
Composite	59.90	47.91

Natural Gas Liquids Volumes (MBbld) (1)
United States	7.3	5.5
Canada	0.7	1.5
Total	8.0	7.0

Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$37.19	$29.28
Canada	42.77	27.47
Composite	37.69	28.89

Natural Gas Equivalent Volumes (MMcfed) (3)
United States	927	857
Canada	249	258
United States and Canada	1,176	1,115
Trinidad	316	230
United Kingdom	35	36
Total	1,527	1,381

Total Bcfe (3) Deliveries	137.5	124.3

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Dollars per thousand cubic feet or per barrel, as applicable.
(3) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable; includes natural gas, crude oil, condensate and natural gas liquids.

Wellhead natural gas revenues for the first quarter of 2006 increased $246 million, or 45%, to $789 million from $543 million for the same period of 2005. The increase was due to a higher composite average wellhead natural gas price ($180 million) and increased natural gas deliveries ($66 million). The composite average wellhead price for natural gas increased 29% to $6.72 per Mcf for the first quarter of 2006 from $5.19 per Mcf for the same period in 2005.

Natural gas deliveries increased 141 MMcfd, or 12%, to 1,304 MMcfd for the first quarter of 2006 from 1,163 MMcfd for the same period of 2005. The increase was due to higher production in Trinidad (78 MMcfd) and in the United States (69 MMcfd). The increase in Trinidad was due to the commencement of two contracts in the fourth quarter of 2005 (91 MMcfd) and increased contractual demand (39 MMcfd), partially offset by a decrease in volume as a result of the completion of a cost recovery arrangement (52 MMcfd). The increase in the United States was primarily attributable to increased production in Texas (66 MMcfd).

Wellhead crude oil and condensate revenues for the first quarter of 2006 increased $32 million, or 25%, to $158 million from $126 million for the same period of 2005. The increase was due to a higher composite average wellhead crude oil and condensate price. The composite average wellhead price for crude oil and condensate increased 25% to $59.90 per barrel for the first quarter of 2006 from $47.91 per barrel for the same period in 2005.

Natural gas liquids revenues for the first quarter of 2006 increased $8 million, or 42%, to $27 million from $19 million for the same period of 2005. The increase was due to increases in the composite average price ($6 million) and deliveries ($2 million).

During the first quarter of 2006, EOG recognized a gain on mark-to-market financial commodity derivative contracts of $107 million compared to a loss of $1 million for the same period in 2005. During the first quarter of 2006, the net cash inflow related to settled natural gas financial collar and price swap contracts was $30 million compared to a net cash inflow related to settled natural gas financial collar contracts of $10 million for the comparable period in 2005.

Operating and Other Expenses. For the first quarter of 2006, operating expenses of $456 million were $88 million higher than the $368 million incurred in the first quarter of 2005. The following table presents the costs per Mcfe for the three-month periods ended March 31:

	Three Months Ended
	March 31,
	2006	2005

Lease and Well	$0.64	$0.53
Transportation Costs	0.20	0.14
Depreciation, Depletion and Amortization (DD&A)	1.29	1.23
General and Administrative (G&A)	0.26	0.23
Taxes Other Than Income	0.39	0.34
Interest Expense, Net	0.10	0.11
Total Per-Unit Costs*	$2.88	$2.58

* Total per-unit costs do not include exploration costs, dry hole costs and impairments.

The higher per-unit rates of lease and well, transportation costs, DD&A, G&A and taxes other than income for the three-month period ended March 31, 2006 compared to the same period in 2005 were due primarily to the reasons set forth below.

Lease and well expense includes expenses for EOG operated properties, as well as expenses billed to EOG from other operators where EOG is not the operator of a property. Lease and well expense can be divided into the following categories: costs to operate and maintain EOG's oil and natural gas wells, the cost of workovers and lease and well administrative expenses. Operating and maintenance expenses include, among other service costs, pumping services, salt water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power. Workovers are costs of operations to restore or maintain production from existing wells.

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

Lease and well expenses of $87 million for the first quarter of 2006 increased $21 million from $66 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($9 million) and Canada ($7 million), higher lease and well administrative expenses, including stock-based compensation expenses ($2 million), and changes in the Canadian exchange rate ($2 million).

Transportation costs represent costs incurred directly by EOG from third party carriers associated with the delivery of hydrocarbon products from the lease to a down-stream point of sale. Transportation costs include the cost of compression (the cost of compressing natural gas to meet pipeline pressure requirements), dehydration (the cost associated with removing water from natural gas to meet pipeline requirements), gathering fees, fuel costs and transportation fees.

Transportation costs of $28 million for the first quarter of 2006 increased $11 million from $17 million for the same prior year period primarily due to increased production in the Fort Worth Basin Barnett Shale Play.

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

DD&A expenses of $178 million for the first quarter of 2006 increased $25 million from the same prior year period primarily due to increased production in the United States ($9 million) and Trinidad ($2 million); increased DD&A rates in the United States ($7 million), Canada ($3 million) and United Kingdom ($2 million); and changes in the Canadian exchange rate ($2 million).

G&A expenses of $36 million in the first quarter of 2006 increased $8 million over the prior year period due primarily to higher employee related costs ($5 million) and higher insurance costs ($1 million). Higher employee related costs primarily reflects increased stock-based compensation expenses ($3 million).

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Taxes other than income of $54 million for the first quarter of 2006 were $12 million higher than the same prior year period. Severance/production taxes increased due primarily to increased wellhead revenues in the United States ($8 million) and Canada ($2 million), partially offset by an increase in credits taken for a Texas high cost gas severance tax exemption ($3 million). Ad valorem/property taxes increased primarily due to higher property valuations in the United States ($4 million).

Exploration costs of $39 million for the first quarter of 2006 increased $4 million from $35 million for the same prior year period primarily due to higher employee-related costs, including stock-based compensation expenses.

Impairments include amortization of unproved leases, as well as impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires an entity to compute impairments to the carrying value of long-lived assets based on future cash flow analysis. Impairments of $23 million for the first quarter of 2006 were $11 million higher than the same prior year period primarily due to increased impairments to the carrying value of long-lived assets in the United States. EOG recorded impairments of $10 million and $1 million for the first quarters of 2006 and 2005, respectively, under SFAS No. 144 for properties in the United States.

Other income, net of $15 million for the first quarter of 2006 increased $9 million compared to the same prior year period primarily due to higher interest income earned on higher cash and cash equivalents balances ($6 million) and equity income from investments in the Caribbean Nitrogen Company Limited and Nitrogen (2000) Unlimited (N2000) ammonia plants ($2 million), partially offset by a gain on the sale of part of EOG's interest in the N2000 ammonia plant in the first quarter of 2005 ($2 million).

Income tax provision of $203 million for the first quarter of 2006 increased $94 million compared to the same prior year period due primarily to higher income before income taxes ($111 million) and higher state income taxes ($3 million), partially offset by a decrease in foreign income taxes ($14 million). The net effective tax rate for the first quarter of 2006 decreased to 32% from 35% for the same prior year period.

Capital Resources and Liquidity

Cash Flow. The primary source of cash for EOG during the three months ended March 31, 2006 was funds generated from operations. The primary uses of cash were funds used in operations, exploration and development expenditures, repayment of debt and dividend payments to shareholders. During the first three months of 2006, EOG's cash balance increased $177 million to $821 million from $644 million at December 31, 2005.

Net cash provided by operating activities of $787 million for the first three months of 2006 increased $305 million compared to the same period in 2005 primarily reflecting an increase in wellhead revenues ($286 million), favorable changes in working capital and other liabilities ($75 million) and a change in the net cash flows from settlement of financial commodity derivative contracts ($20 million), partially offset by an increase in cash operating expenses ($57 million).

Net cash used in investing activities of $558 million for the first three months of 2006 increased by $181 million compared to the same period in 2005 due primarily to increased additions to oil and gas properties ($225 million) and decreased proceeds from sales of oil and gas properties ($17 million), partially offset by changes in working capital associated with investing activities ($59 million).

Net cash used in financing activities was $51 million for the first three months of 2006 compared to net cash provided by financing activities of $48 million for the same period in 2005. Financing activities in 2006 included repayment of long-term debt ($52 million), cash dividend payments ($11 million) and proceeds from sales of treasury stock attributable to employee stock option exercises ($6 million).

Total Exploration and Development Expenditures. The table below presents total exploration and development expenditures for the three-month periods ended March 31 (in millions):

	Three Months Ended
	March 31,
	2006	2005

United States	$492	$298
Canada	87	72
United States and Canada	579	370
Trinidad	44	14
United Kingdom	5	14
Exploration and Development Expenditures	628	398
Asset Retirement Costs	4	1
Total Exploration and Development Expenditures	$632	$399

Total exploration and development expenditures of $632 million for the first three months of 2006 were $233 million higher than the same period in 2005. The 2006 exploration and development expenditures of $628 million included $457 million in development, $167 million in exploration and $4 million in capitalized interest. The 2005 exploration and development expenditures of $398 million included $257 million in development, $137 million in exploration, $3 million in capitalized interest and $1 million in property acquisitions.

Higher development expenditures of $200 million for the first three months of 2006 were due primarily to increased development drilling expenditures in the United States ($152 million) and Canada ($24 million) and increased expenditures related to infrastructure facilities in the United States ($23 million), predominantly in the Fort Worth Basin Barnett Shale Play.

Higher exploration expenditures of $30 million for the first three months of 2006 were due primarily to increased exploratory drilling expenditures, including dry hole costs, in Trinidad ($22 million) and increased expenditures for leasehold acquisitions in the United States ($9 million).

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

Commodity Derivative Transactions. As more fully discussed in Note 11 to Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2005, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar and price swap contracts, as the means to manage this price risk. EOG accounts for financial commodity derivative contracts using the mark-to-market accounting method. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Presented below is a summary of EOG's remaining 2006 natural gas financial collar and price swap contracts at March 31, 2006 with prices expressed in dollars per million British thermal units ($/MMBtu) and notional volumes in million British thermal units per day (MMBtud). Currently, EOG is not a party to any crude oil financial commodity derivative contracts. The total fair value of the natural gas financial collar and price swap contracts at March 31, 2006 was a positive $88 million.
Natural Gas Financial Contracts
	Collar Contracts					Price Swap Contracts
		Floor Price		Ceiling Price
			Weighted		Weighted		Weighted
			Average	Ceiling	Average		Average
	Volume	Floor Range	Price	Range	Price	Volume	Price
Month	(MMBtud)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)	(MMBtud)	($/MMBtu)

April (closed)	50,000	$10.00 - 10.50	$10.23	$12.60 - 13.00	$12.77	180,000	$9.49
May (closed)	50,000	9.75 - 10.00	9.87	12.15 - 12.60	12.31	180,000	9.50
June	50,000	9.75 - 10.00	9.87	12.20 - 12.60	12.34	180,000	9.54
July	50,000	9.75 - 10.00	9.87	12.35 - 12.85	12.50	200,000	9.49
August	50,000	9.75 - 10.00	9.87	12.50 - 13.00	12.67	215,000	9.43
September	-	-	-	-	-	165,000	9.18
October	-	-	-	-	-	130,000	9.00

Subsequent to March 31, 2006, EOG entered into additional natural gas financial price swap contracts. Presented below is a summary of EOG's 2006 natural gas financial collar and price swap contracts at May 3, 2006 with prices expressed in $/MMBtu and notional volumes in MMBtud.
Natural Gas Financial Contracts
	Collar Contracts					Price Swap Contracts
		Floor Price		Ceiling Price
			Weighted		Weighted		Weighted
			Average	Ceiling	Average		Average
	Volume	Floor Range	Price	Range	Price	Volume	Price
Month	(MMBtud)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)	(MMBtud)	($/MMBtu)

April (closed)	50,000	$10.00 - 10.50	$10.23	$12.60 - 13.00	$12.77	180,000	$9.49
May (closed)	50,000	9.75 - 10.00	9.87	12.15 - 12.60	12.31	180,000	9.50
June	50,000	9.75 - 10.00	9.87	12.20 - 12.60	12.34	245,000	9.15
July	50,000	9.75 - 10.00	9.87	12.35 - 12.85	12.50	255,000	9.19
August	50,000	9.75 - 10.00	9.87	12.50 - 13.00	12.67	255,000	9.23
September	-	-	-	-	-	205,000	8.98
October	-	-	-	-	-	130,000	9.00

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

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in the Derivative Transactions, Financing, Foreign Currency Exchange Rate Risk and Outlook sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," on pages 31 through 33 of EOG's Annual Report on Form 10-K for the year ended December 31, 2005, filed on February 23, 2006.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" of EOG's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			(c)
	(a)		Total Number of	(d)
	Total	(b)	Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	Of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	Per Share	Programs	The Plans or Programs(2)

January 1, 2006 - January 31, 2006	700	$84.81	-	6,386,200
February 1, 2006 - February 28, 2006	72,225	68.61	-	6,386,200
March 1, 2006 - March 31, 2006	37	66.62	-	6,386,200
Total	72,962	$68.77	-

(1) Represents 72,962 shares that were withheld by or returned to EOG to satisfy tax withholding obligations that arose upon the exercise of employee stock options or the vesting of restricted stock or units.
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

EOG RESOURCES, INC.
(Registrant)

Date: May 4, 2006	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

*31.1 -	Section 302 Certification of Periodic Report of Chief Executive Officer.

*31.2 -	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1 -	Section 906 Certification of Periodic Report of Chief Executive Officer.

*32.2 -	Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith