Form 10-Q
period 2006-09-30
EOG RESOURCES INC
filed 2006-11-01
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Large Accelerated Filer ☒    Accelerated Filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 2006.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	243,471,673

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Operating Revenues
Wellhead Natural Gas	$661,920	$751,239	$2,093,950	$1,919,909
Wellhead Crude Oil, Condensate and Natural
Gas Liquids	200,724	181,741	570,478	483,584
Gains (Losses) on Mark-to-Market Commodity
Derivative Contracts	104,696	-	302,742	(940)
Other, Net	908	1,465	4,702	3,972
Total	968,248	934,445	2,971,872	2,406,525

Operating Expenses
Lease and Well	93,693	71,035	268,464	203,361
Transportation Costs	26,632	20,975	80,641	58,375
Exploration Costs	35,174	32,023	109,879	94,833
Dry Hole Costs	16,356	19,130	41,750	56,249
Impairments	22,106	18,292	67,559	54,695
Depreciation, Depletion and Amortization	216,071	164,372	586,651	477,284
General and Administrative	42,362	30,079	117,260	88,879
Taxes Other Than Income	54,066	56,383	154,618	135,909
Total	506,460	412,289	1,426,822	1,169,585

Operating Income	461,788	522,156	1,545,050	1,236,940
Other Income, Net	14,310	10,159	50,710	22,498
Income Before Interest Expense and Income Taxes	476,098	532,315	1,595,760	1,259,438
Interest Expense, Net	10,102	13,877	35,639	42,521
Income Before Income Taxes	465,996	518,438	1,560,121	1,216,917
Income Tax Provision	166,860	174,677	502,861	420,997
Net Income	299,136	343,761	1,057,260	795,920
Preferred Stock Dividends	1,858	1,857	5,574	5,573
Net Income Available to Common	$297,278	$341,904	$1,051,686	$790,347

Net Income Per Share Available to Common
Basic	$1.23	$1.43	$4.35	$3.32
Diluted	$1.21	$1.40	$4.28	$3.25

Average Number of Common Shares
Basic	241,911	239,344	241,550	238,291
Diluted	246,136	244,900	245,990	243,530

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and Cash Equivalents	$595,931	$643,811
Accounts Receivable, Net	656,523	762,207
Inventories	117,385	63,215
Assets from Price Risk Management Activities	125,893	11,415
Deferred Income Taxes	-	24,376
Other	87,269	58,214
Total	1,583,001	1,563,238

Oil and Gas Properties (Successful Efforts Method)	13,188,912	11,173,389
Less: Accumulated Depreciation, Depletion and Amortization	(5,734,736)	(5,086,210)
Net Oil and Gas Properties	7,454,176	6,087,179
Other Assets	127,839	102,903
Total Assets	$9,165,016	$7,753,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$794,588	$679,548
Accrued Taxes Payable	143,896	140,902
Dividends Payable	14,844	9,912
Deferred Income Taxes	122,147	164,659
Current Portion of Long-Term Debt	124,075	126,075
Other	59,418	50,945
Total	1,258,968	1,172,041

Long-Term Debt	705,442	858,992
Other Liabilities	310,063	283,407
Deferred Income Taxes	1,416,310	1,122,588

Shareholders' Equity
Preferred Stock, $0.01 Par, 10,000,000 Shares Authorized:
Series B, 100,000 Shares Issued, Cumulative,
$100,000,000 Liquidation Preference	99,240	99,062
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and
249,460,000 Shares Issued	202,495	202,495
Additional Paid in Capital	121,298	84,705
Unearned Compensation	-	(36,246)
Accumulated Other Comprehensive Income	241,640	177,137
Retained Earnings	4,928,453	3,920,483
Common Stock Held in Treasury, 6,008,852 Shares at
September 30, 2006 and 7,385,862 Shares at December 31, 2005	(118,893)	(131,344)
Total Shareholders' Equity	5,474,233	4,316,292
Total Liabilities and Shareholders' Equity	$9,165,016	$7,753,320

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,057,260	$795,920
Items Not Requiring Cash
Depreciation, Depletion and Amortization	586,651	477,284
Impairments	67,559	54,695
Stock-Based Compensation Expenses	38,407	8,825
Deferred Income Taxes	258,465	172,015
Other, Net	(9,738)	(103)
Dry Hole Costs	41,750	56,249
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(302,742)	940
Realized Gains	166,892	9,807
Tax Benefits from Stock Options Exercised	-	40,347
Other, Net	8,316	(10,558)
Changes in Components of Working Capital and Other Liabilities
Accounts Receivable	110,517	(171,428)
Inventories	(54,021)	(14,736)
Accounts Payable	104,592	79,239
Accrued Taxes Payable	(49,083)	8,018
Other Liabilities	2,626	(1,164)
Other, Net	18,093	804
Changes in Components of Working Capital Associated with
Investing and Financing Activities	(65,996)	(1,942)
Net Cash Provided by Operating Activities	1,979,548	1,504,212

Investing Cash Flows
Additions to Oil and Gas Properties	(1,953,209)	(1,223,715)
Proceeds from Sales of Assets	15,655	56,990
Changes in Components of Working Capital Associated with
Investing Activities	66,054	2,572
Other, Net	(20,474)	(13,986)
Net Cash Used in Investing Activities	(1,891,974)	(1,178,139)

Financing Cash Flows
Net Commercial Paper and Line of Credit Borrowings	-	40,150
Long-Term Debt Borrowings	37,000	-
Long-Term Debt Repayments	(192,550)	(75,000)
Dividends Paid	(44,015)	(31,575)
Excess Tax Benefits from Stock-Based Compensation Expenses	27,139	-
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	29,284	56,437
Other, Net	(448)	(1,462)
Net Cash Used in Financing Activities	(143,590)	(11,450)

Effect of Exchange Rate Changes on Cash	8,136	5,458

(Decrease) Increase in Cash and Cash Equivalents	(47,880)	320,081
Cash and Cash Equivalents at Beginning of Period	643,811	20,980
Cash and Cash Equivalents at End of Period	$595,931	$341,061

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

Recently Issued Accounting Standards and Developments. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The funded status is defined as the difference between the fair value of plan assets and the projected benefit obligation (for pension plans) or the accumulated postretirement benefit obligation (for other postretirement benefit plans). SFAS No. 158 also requires that actuarial gains and losses and changes in prior service costs not included in net periodic pension costs, be included, net of tax, as a component of other comprehensive income. The statement does not affect the determination of net periodic benefit costs included in the income statement. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and requires prospective application. EOG does not expect the adoption of SFAS No. 158 to have a material impact on its financial statements.

During July 2006, the FASB issued Financial Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." FIN No. 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN No. 48 is effective for fiscal periods beginning after December 15, 2006. EOG is currently assessing the impact, if any, that the adoption of FIN No. 48 will have on its financial statements.

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

Shelf Registration. On September 15, 2006, EOG filed an automatically effective shelf registration statement on Form S-3 (New Registration Statement) for the offer and sale from time to time of up to $688,237,500 of EOG's debt securities, preferred stock and common stock. The New Registration Statement was filed to replace EOG's existing shelf registration statement declared effective by the SEC in October 2000, under which EOG had sold no securities. As of the date hereof, EOG has not sold any securities under the New Registration Statement.

2. Stock-Based Compensation

At September 30, 2006, EOG maintained various stock-based compensation plans as discussed below. EOG adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective application method and accordingly has not restated any of its prior year results. Prior to the adoption of SFAS 123(R), EOG recognized compensation expense for its stock-based compensation plans under the provisions of APB Opinion No. 25. Stock-based compensation expense prior to January 1, 2006 consisted of amounts recognized in connection with grants of restricted stock and units. The adoption of SFAS No. 123(R) resulted in EOG recognizing compensation expense on grants made under its employee stock option plans and its employee stock purchase plan (ESPP). Stock-based compensation expense for the three and nine months ended September 30, 2006 included expense for all stock-based compensation awards that were not yet vested as of January 1, 2006 and all such awards granted after January 1, 2006 based upon the grant date estimated fair value of the awards. Such expense is computed net of forfeitures estimated based upon EOG's historical employee turnover rate. For awards made prior to January 1, 2006, compensation expense is amortized over the vesting period on a straight-line basis. For awards made subsequent to January 1, 2006, compensation expense is amortized over the shorter of the vesting period or the period from date of grant until the date the employee becomes eligible to retire without company approval. For periods subsequent to January 1, 2006, stock-based compensation expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants.

For the three and nine months ended September 30, 2006 and 2005, EOG compensation expense related to its stock-based compensation plans was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Lease and Well	$3.9	$-	$7.5	$-
Exploration Costs	4.4	-	8.4	-
General and Administrative	10.5	3.1	22.5	8.8
	$18.8	$3.1	$38.4	$8.8

The impact of SFAS No. 123(R) was to reduce income before income taxes and net income during the three months ended September 30, 2006 by $7.4 million and $4.8 million, respectively, and to reduce both basic and diluted net income per share by $0.02. During the nine months ended September 30, 2006, the impact of SFAS No. 123(R) was to reduce income before income taxes and net income by $19.9 million and $12.8 million, respectively, and to reduce both basic and diluted net income per share by $0.05. Presented below are EOG's pro forma net income and net income per share available to common had compensation expense been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" for the three and nine months ended September 30, 2005 (in millions, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net Income Available to Common - As Reported	$341.9	$790.3

Deduct: Total Stock-Based Employee Compensation
Expense, Net of Income Tax	(3.5)	(9.7)
Net Income Available to Common - Pro Forma	$338.4	$780.6

Net Income Per Share Available to Common
Basic - As Reported	$1.43	$3.32
Basic - Pro Forma	$1.41	$3.28
Diluted - As Reported	$1.40	$3.25
Diluted - Pro Forma	$1.38	$3.21

EOG has various stock plans (Plans) under which employees and non-employee members of the Board have been or may be granted certain equity compensation. At September 30, 2006, approximately 3.2 million common shares remained available for grant under the Plans. EOG's policy is to issue shares related to the Plans from treasury stock. At September 30, 2006, EOG held approximately 6.0 million shares of treasury stock.

Stock Options and Stock Appreciation Rights. Under the Plans, participants have been or may be granted the rights to acquire shares of common stock of EOG. In September 2006, EOG began granting Stock-Settled Stock Appreciation Rights (SARs) to the participants of the Plans. The SARs represent the right to receive shares of EOG common stock based on the appreciation in the stock price on the number of shares granted. Stock options and SARs granted under the Plans vest on a graded vesting schedule up to four years from the date of grant based on the nature of the grants and as defined in individual grant agreements. Terms for stock options and SARs granted under the Plans have not exceeded a maximum term of 10 years. For all grants made prior to

August 2004 and all ESPP grants, the fair value of each grant is estimated using the Black-Scholes-Merton model. Certain of EOG's stock options granted in 2005 and 2004 contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not issue Capped Options in the future. The fair value of each Capped Option grant was estimated using a Monte Carlo simulation model. Effective May 2005, the fair value of stock option grants not containing the Capped Option feature and the fair value of SARs was estimated using the Hull-White II binomial option pricing model. Stock-based compensation expense related to stock options, SARs and ESPP grants totaled $14.5 million and $28.0 million during the three and nine months ended September 30, 2006, respectively.

Weighted average fair values and valuation assumptions used to value stock options, SARs and ESPP grants during the nine months ended September 30, 2006 and 2005 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted Average Fair Value of Grants	$22.53	$19.68	$20.32	$9.81
Expected Volatility	34.26%	31.84%	41.09%	30.32%
Risk-Free Interest Rate	4.96%	4.16%	4.89%	2.98%
Dividend Yield	0.30%	0.36%	0.30%	0.38%
Expected Life	5.1 yrs	5.0 yrs	0.5 yrs	0.5 yrs

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock options, SARs and ESPP grants.

The following table sets forth the stock option and SARs transactions for the nine months ended September 30, 2006 (options, SARs and dollars in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Grant	Intrinsic	Contractual
	Options/SARs	Price	Value(2)	Life
				(in years)
Outstanding at January 1, 2006	9,698	$28.12
Granted	1,987	62.12
Exercised(1)	(1,171)	24.20
Forfeited	(163)	44.06
Outstanding at September 30, 2006	10,351	34.83	$314,507	6.0

Options/SARs Vested or Expected to Vest	9,794	$34.74	$298,485	6.0

Options/SARs Exercisable at September 30, 2006	5,492	$20.60	$244,106	5.2

(1) The total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was $55.7 million and $126.7 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the options.
(2) Based upon the difference between the closing market price of EOG's common stock on the last trading day of the quarter and the grant price of in-the-money options and SARs.

At September 30, 2006, unrecognized compensation expense related to non-vested stock options, SARs and ESPP grants totaled $85.6 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.7 years.

Restricted Stock and Units. Under the Plans, employees may be granted restricted (non-vested) stock and/or units without cost to them. The restricted stock and units granted vest to the employee at various times ranging from one to five years from the date of grant based on the nature of the grants and as defined in individual grant agreements. Upon vesting, restricted stock is released to the employee and restricted units are converted into common stock and released to the employee. Stock-based compensation expense related to restricted stock and units totaled $4.3 million and $3.1 million for the three months ended September 30, 2006 and 2005, respectively, and $10.4 million and $8.8 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table sets forth the restricted stock and units transactions for the nine months ended September 30, 2006 (shares, units and dollars in thousands, except per share data):

		Weighted
	Number of	Average	Aggregate
	Shares and	Grant Date	Intrinsic
	Units	Fair Value	Value(3)

Outstanding at January 1, 2006	2,544	$26.04
Granted(1)	525	64.22
Released(2)	(660)	20.74
Forfeited	(56)	41.71
Outstanding at September 30, 2006	2,353	35.68	$153,036

(1) The weighted average grant date fair value of restricted stock and units granted for the nine months ended September 30, 2006 and 2005 was $64.22 and $32.41, respectively.
(2) The total intrinsic value of restricted stock and units released for the nine months ended September 30, 2006 and 2005 was $47.6 million and $13.4 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and units are released.
(3) Based upon the closing market price of EOG's common stock on the last trading day of the quarter.

At September 30, 2006, unrecognized compensation expense related to restricted stock and units totaled $58.8 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 2.7 years.

3. Earnings Per Share

The following table sets forth the computation of Net Income Per Share Available to Common for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator for Basic and Diluted Earnings Per Share -
Net Income Available to Common	$297,278	$341,904	$1,051,686	$790,347

Denominator for Basic Earnings Per Share -
Weighted Average Shares	241,911	239,344	241,550	238,291
Potential Dilutive Common Shares -
Stock Options and SARs	3,224	4,251	3,364	4,034
Restricted Stock and Units	1,001	1,305	1,076	1,205
Denominator for Diluted Earnings Per Share -
Adjusted Weighted Average Shares	246,136	244,900	245,990	243,530

Net Income Per Share Available to Common
Basic	$1.23	$1.43	$4.35	$3.32
Diluted	$1.21	$1.40	$4.28	$3.25

4. Supplemental Cash Flow Information

Cash paid for interest and income taxes for the nine months ended September 30 was as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Interest	$25,174	$30,892
Income Taxes	$268,065	$225,933

5. Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Comprehensive Income
Net Income	$299,136	$343,761	$1,057,260	$795,920
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	41	65,812	64,917	45,597
Foreign Currency Swap Transaction	(1,741)	(2,537)	415	(7,267)
Income Tax Benefit (Provision) Related
to Foreign Currency Swap Transaction	513	904	(829)	2,519
Total	$297,949	$407,940	$1,121,763	$836,769

6. Segment Information

Selected financial information by reportable segment is presented below for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Operating Revenues
United States	$747,403	$689,521	$2,202,442	$1,724,342
Canada	134,728	162,203	456,995	434,402
Trinidad	69,928	60,308	244,357	186,135	(1)
United Kingdom	16,189	22,413	68,078	61,646
Total	$968,248	$934,445	$2,971,872	$2,406,525

Operating Income (Loss)
United States	$349,486	$386,642	$1,108,445	$851,792
Canada	58,574	89,586	225,055	233,244
Trinidad	47,673	38,406	171,241	131,818	(1)
United Kingdom	6,190	7,522	40,476	20,086
Other	(135)	-	(167)	-
Total	461,788	522,156	1,545,050	1,236,940

Reconciling Items
Other Income, Net	14,310	10,159	50,710	22,498
Interest Expense, Net	10,102	13,877	35,639	42,521
Income Before Income Taxes	$465,996	$518,438	$1,560,121	$1,216,917

(1) Includes $19.3 million recorded in the second quarter of 2005 related to an amended Trinidad take-or-pay contract.

Total assets by reportable segment is presented below at September 30, 2006 and December 31, 2005 (in thousands):

	At	At
	September 30,	December 31,
	2006	2005
Total Assets
United States	$6,255,357	$5,176,701
Canada	2,229,536	1,958,655
Trinidad	595,273	538,671
United Kingdom	84,826	79,293
Other	24	-
Total	$9,165,016	$7,753,320

7. Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations," for the nine months ended September 30, 2006 (in thousands):

	Asset Retirement Obligations
	Short-Term	Long-Term	Total

Balance at December 31, 2005	$6,235	$155,253	$161,488
Liabilities Incurred	-	9,478	9,478
Liabilities Settled	(3,753)	(953)	(4,706)
Accretion	263	6,079	6,342
Revisions	14	(66)	(52)
Reclassifications	2,574	(2,574)	-
Foreign Currency Translations	38	1,955	1,993
Balance at September 30, 2006	$5,371	$169,172	$174,543

8. Suspended Well Costs

EOG's net changes in suspended well costs for the nine months ended September 30, 2006 in accordance with FASB Staff Position No. 19-1, "Accounting for Suspended Well Costs," are presented below (in thousands):

Nine Months
Ended
September 30,
2006

Balance at December 31, 2005	$27,868
Additions Pending the Determination of Proved Reserves	73,815
Reclassifications to Proved Properties	(4,539)
Charged to Dry Hole Costs	(405)
Foreign Currency Translation	639
Balance at September 30, 2006	$97,378

The following table provides an aging of suspended well costs as of September 30, 2006 (in thousands, except well count):

As of
September 30,
2006

Capitalized exploratory well costs that have been
capitalized for a period less than one year	$69,915
Capitalized exploratory well costs that have been
capitalized for a period greater than one year	27,463
Total	$97,378
Number of projects that have exploratory well costs that have been
capitalized for a period greater than one year	2

As of September 30, 2006, exploratory well costs capitalized for a period greater than one year included an outside operated, deepwater offshore Gulf of Mexico project ($4.3 million) and an outside operated, winter access only, Northwest Territories (NWT) project in Canada ($23.2 million). In the Gulf of Mexico project, EOG plans to participate in the drilling of an additional well in late 2006 or early 2007. In the NWT project, EOG is evaluating seismic data gathered in the third quarter of 2006.

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

10. Pension and Postretirement Benefits

Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. For the nine months ended September 30, 2006 and 2005, EOG's total contributions to these pension plans were $10.0 million and $8.4 million, respectively.

In addition, as more fully discussed in Note 6 to Consolidated Financial Statements in EOG's 2005 Annual Report, EOG's Canadian, Trinidadian and United Kingdom subsidiaries maintain various pension and savings plans for most of their employees. For the nine months ended September 30, 2006 and 2005, total contributions to these defined contribution pension plans were $0.9 million for both periods. For the nine months ended September 30, 2006, total contributions to these defined benefit pension plans amounted to approximately $270,000. The net periodic pension costs recognized for these pension plans were approximately $177,000 and $53,000, respectively, for the nine months ended September 30, 2006 and 2005.

Postretirement Plan. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents. For the nine months ended September 30, 2006, EOG's total contributions to these plans amounted to approximately $81,000. The net periodic pension costs recognized for the postretirement medical and dental plans were approximately $501,000 and $273,000, respectively, for the nine months ended September 30, 2006 and 2005.

11. Long-Term Debt and Preferred Stock

Long-Term Debt. In the first nine months of 2006, EOGI International Company, a wholly owned foreign subsidiary of EOG, repaid $190 million of the $250 million outstanding balance of its $600 million, 3-year unsecured Senior Term Loan Agreement (Term Loan Agreement). EOG terminated all remaining borrowing capacity under the Term Loan Agreement effective July 17, 2006. Borrowings under the Term Loan Agreement accrue interest based, at EOG's option, on either a London InterBank Offering Rate (LIBOR) plus an applicable margin or the base rate of the Term Loan Agreement's administrative agent. The applicable interest rate for the $60 million outstanding at September 30, 2006 was 5.72%. The weighted average interest rate for the amounts outstanding for the nine months ended September 30, 2006 was 5.37%.

On May 12, 2006, EOG Resources Trinidad Limited, a wholly owned foreign subsidiary of EOG, entered into a 3-year $75 million Revolving Credit Agreement (Credit Agreement). Borrowings under the Credit Agreement accrue interest based, at EOG's option, on either LIBOR plus an applicable margin or the base rate of the Credit Agreement's administrative agent. EOG had $37 million outstanding under the Credit Agreement at September 30, 2006. The applicable interest rate at September 30, 2006 was 5.83%. The weighted average interest rate for the amounts outstanding for the period ended September 30, 2006 was 6.01%.

In June 2005, EOG entered into a 5-year $600 million unsecured Revolving Credit Agreement (Agreement). The Agreement was amended on June 21, 2006, effectively extending the scheduled maturity date to June 28, 2011. The Agreement provides for the allocation, at the option of EOG, of up to $75 million each to EOG's United Kingdom subsidiary and one of its Canadian subsidiaries. The Agreement also provides EOG the option to request letters of credit to be issued in an aggregate amount of up to $200 million. Interest accrues on advances based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate of the Agreement's administrative agent. There are no borrowings or letters of credit currently outstanding under the Agreement. The applicable base rate and Eurodollar rate, had there been an amount borrowed under the Agreement, would have been 8.25% and 5.50%, respectively, at September 30, 2006.

Preferred Stock. On October 11, 2006, EOG commenced a cash tender offer to purchase any and all of its 100,000 outstanding shares of its 7.195% Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series B, with a $1,000 Liquidation Preference per share, at a price of $1,074.01 per share plus accrued and unpaid dividends up to the date of purchase. The tender offer will expire on November 8, 2006, unless it is extended or terminated by EOG.

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

In December 2005, ALNG began taking start-up gas and remained in the start-up phase through the third quarter of 2006. In the first quarter of 2006, a subsidiary of EOG, EOG Resources Trinidad Block 4(a) Unlimited, drilled two successful wells on Block 4(a). The subsidiary has obtained an exemption allowing it to bypass the market development phase and obtained an approval to develop Block 4(a) under a production sharing contract with the Government of Trinidad and Tobago signed in July 2005.

A subsidiary of EOG, EOG Resources Trinidad Limited (EOGRT), and the other participants in the South East Coast Consortium (SECC) Block signed a farm-out agreement covering the SECC Deep Ibis prospect with BP Trinidad and Tobago LLC (BP) during 2004. The SECC Deep Ibis well spud in April 2006, was drilled to a depth of approximately 19,000 feet and was abandoned and classified as a dry hole in the third quarter. BP paid the entire cost for drilling the exploratory well.

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

Capital Structure. One of management's key strategies is to keep a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. At September 30, 2006, EOG's debt-to-total capitalization ratio was 13%, down slightly from 15% at June 30, 2006. During the first nine months of 2006, EOG funded its capital programs by utilizing cash provided from its operating activities. As management continues to assess price forecast and demand trends for 2006, EOG believes that operations and capital expenditure activity can be largely funded by cash from operations.

For 2006, EOG's estimated exploration and development expenditure budget is $2.75 billion to $2.90 billion, including acquisitions. United States and Canada natural gas drilling activity continues to be a key component of these expenditures. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

On September 15, 2006, EOG filed an automatically effective shelf registration statement on Form S-3 (New Registration Statement) for the offer and sale from time to time of up to $688,237,500 of EOG's debt securities, preferred stock and common stock. The New Registration Statement was filed to replace EOG's existing shelf registration statement declared effective by the Securities and Exchange Commission in October 2000, under which EOG had sold no securities. As of the date hereof, EOG has not sold any securities under the New Registration Statement.

On October 11, 2006, EOG commenced a cash tender offer to purchase any and all of its 100,000 outstanding shares of its 7.195% Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series B, with a $1,000 Liquidation Preference per share, at a price of $1,074.01 per share plus accrued and unpaid dividends up to the date of purchase. The tender offer will expire on November 8, 2006, unless it is extended or terminated by EOG.

Stock-Based Compensation. EOG adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" effective January 1, 2006 using the modified prospective application method and accordingly has not restated any of its prior year results. See Note 2 to Consolidated Financial Statements. Prior to the adoption of SFAS No. 123(R), EOG recognized compensation expense for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Stock-based compensation expense prior to January 1, 2006 consisted of amounts recognized in connection with grants of restricted stock and units. The adoption of SFAS No. 123(R) resulted in EOG recognizing compensation expense on grants made under its employee stock option plans and its employee stock purchase plan. For periods subsequent to January 1, 2006, stock-based compensation expense is included in the Consolidated Statements of Income based upon job functions of employees receiving the grants. For the three and nine months ended September 30, 2006 and 2005, EOG compensation expense related to its stock-based compensation plans was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Lease and Well	$3.9	$-	$7.5	$-
Exploration Costs	4.4	-	8.4	-
General and Administrative	10.5	3.1	22.5	8.8
	$18.8	$3.1	$38.4	$8.8

Results of Operations

The following review of operations for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included with this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Net Operating Revenues. During the third quarter of 2006, net operating revenues increased $34 million, or 4%, to $968 million from $934 million for the same period in 2005. Total wellhead revenues, which are revenues generated from sales of natural gas, crude oil, condensate and natural gas liquids, decreased $70 million, or 8%, to $863 million from $933 million for the same period in 2005.

Wellhead volume and price statistics for the three months ended September 30 were as follows:

	Three Months Ended
	September 30,
	2006	2005
Natural Gas Volumes (MMcfd)(1)
United States	837	724
Canada	224	226
United States and Canada	1,061	950
Trinidad	255	213
United Kingdom	28	44
Total	1,344	1,207

Average Natural Gas Prices ($/Mcf)(2)
United States	$6.21	$8.19
Canada	5.65	7.12
United States and Canada Composite	6.09	7.94
Trinidad	2.21	1.86
United Kingdom	6.09	5.14
Composite	5.35	6.77

Crude Oil and Condensate Volumes (MBbld)(1)
United States	20.6	21.2
Canada	2.6	2.3
United States and Canada	23.2	23.5
Trinidad	4.4	4.2
United Kingdom	0.1	0.3
Total	27.7	28.0

Average Crude Oil and Condensate Prices ($/Bbl)(2)
United States	$67.35	$61.63
Canada	63.87	57.08
United States and Canada Composite	66.96	61.19
Trinidad	74.26	61.93
United Kingdom	59.09	53.80
Composite	67.68	61.22

Natural Gas Liquids Volumes (MBbld)(1)
United States	8.8	6.0
Canada	0.7	0.3	(3)
Total	9.5	6.3

Average Natural Gas Liquids Prices ($/Bbl)(2)
United States	$44.33	$39.80
Canada	52.21	69.43	(3)
Composite	44.89	41.25

Natural Gas Equivalent Volumes (MMcfed)(4)
United States	1,015	887
Canada	243	242
United States and Canada	1,258	1,129
Trinidad	281	238
United Kingdom	29	46
Total	1,568	1,413

Total Bcfe(4)	144.2	130.0

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Dollars per thousand cubic feet or per barrel, as applicable.
(3) Includes 0.08 MBbld adjustment in the third quarter of 2005. Excluding the adjustment, the average natural gas liquids price was $44.50.
(4) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable; includes natural gas, crude oil, condensate and natural gas liquids.

Wellhead natural gas revenues for the third quarter of 2006 decreased $89 million, or 12%, to $662 million from $751 million for the same period in 2005. The decrease was due to a lower composite average wellhead natural gas price ($174 million), partially offset by increased natural gas deliveries ($85 million). The composite average wellhead price for natural gas decreased 21% to $5.35 per Mcf for the third quarter of 2006 from $6.77 per Mcf for the same period in 2005.

Natural gas deliveries increased 137 MMcfd, or 11%, to 1,344 MMcfd for the third quarter of 2006 from 1,207 MMcfd for the same period in 2005. The increase was primarily due to higher production in the United States (113 MMcfd) and Trinidad (42 MMcfd), partially offset by decreased production in the United Kingdom (16 MMcfd). The increase in the United States was primarily attributable to increased production in Texas (89 MMcfd) and the Rocky Mountain area (28 MMcfd). The increase in Trinidad was due to the commencement of two contracts in the fourth quarter of 2005 (25 MMcfd) and increased contractual demand (67 MMcfd), partially offset by a decrease in volumes as a result of the completion of a cost recovery arrangement (50 MMcfd). The decrease in the United Kingdom was due primarily to production declines in both the Arthur and Valkyrie fields.

Wellhead crude oil and condensate revenues for the third quarter of 2006 increased $4 million, or 3%, to $162 million from $158 million for the same period in 2005. The increase was due to a higher composite average wellhead crude oil and condensate price ($15 million), partially offset by decreased wellhead crude oil and condensate sales ($11 million). The composite average wellhead crude oil and condensate price increased 11% to $67.68 per barrel for the third quarter of 2006 from $61.22 per barrel for the same period in 2005.

Natural gas liquids revenues for the third quarter of 2006 increased $15 million, or 63%, to $39 million from $24 million for the same period in 2005. The increase was due to increases in deliveries ($12 million) and the composite average price ($3 million).

During the third quarter of 2006, EOG recognized a gain of $105 million from natural gas financial collar and natural gas and crude oil financial price swap contracts, and the net cash inflow related to settled natural gas financial collar and price swap contracts was $73 million. During the third quarter of 2005, EOG was not a party to any financial commodity derivative contracts.

Operating and Other Expenses. For the third quarter of 2006, operating expenses of $506 million were $94 million higher than the $412 million incurred in the third quarter of 2005. The following table presents the costs per Mcfe for the three months ended September 30:

	Three Months Ended
	September 30,
	2006	2005

Lease and Well	$0.65	$0.55
Transportation Costs	0.19	0.16
Depreciation, Depletion and Amortization (DD&A)	1.51	1.26
General and Administrative (G&A)	0.30	0.23
Taxes Other Than Income	0.38	0.43
Interest Expense, Net	0.07	0.11
Total Per-Unit Costs(1)	$3.10	$2.74

(1) Total per-unit costs do not include exploration costs, dry hole costs and impairments.

The higher per-unit rates of lease and well, transportation costs, DD&A and G&A for the three months ended September 30, 2006 compared to the same period in 2005 were due primarily to the reasons set forth below.

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

Lease and well expenses of $94 million for the third quarter of 2006 increased $23 million from $71 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($10 million), Trinidad ($2 million) and Canada ($1 million); higher lease and well administrative expenses, including stock-based compensation expenses, in the United States ($6 million); and changes in the Canadian exchange rate ($2 million).

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

Transportation costs of $27 million for the third quarter of 2006 increased $6 million from $21 million for the same prior year period primarily due to increased production in the Fort Worth Basin Barnett Shale Play.

DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method. EOG's DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact EOG's composite DD&A rate and expense, such as field production profiles; drilling or acquisition of new wells; disposition of existing wells; reserve revisions (upward or downward), primarily related to well performance; and impairments. Changes to any of these factors may cause EOG's composite DD&A rate and expense to fluctuate from period to period.

DD&A expenses of $216 million for the third quarter of 2006 increased $52 million from the same prior year period primarily due to increased DD&A rates in the United States ($28 million), United Kingdom ($3 million), and Canada ($2 million); increased production in the United States ($17 million); and changes in the Canadian exchange rate ($2 million); partially offset by decreased production in the United Kingdom ($2 million).

G&A expenses of $42 million for the third quarter of 2006 were $12 million higher than the same prior year period primarily due to higher employee-related costs ($10 million) and higher insurance costs ($1 million). The increase in employee-related costs primarily reflects higher stock-based compensation expense ($7 million).

Interest expense, net was $10 million for the third quarter of 2006, down $4 million compared to the same prior year period due to a lower average debt balance ($2 million) and higher capitalized interest ($2 million).

Exploration costs of $35 million for the third quarter of 2006 increased $3 million from $32 million for the same prior year period primarily due to higher employee-related costs ($7 million), including stock-based compensation expenses ($4 million), partially offset by decreased geological and geophysical expenditures in the United States ($5 million).

Impairments include amortization of unproved leases, as well as impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires an entity to compute impairments to the carrying value of long-lived assets based on future cash flow analysis. Impairments of $22 million for the third quarter of 2006 increased by $4 million compared to $18 million in the same prior year period primarily due to increased SFAS No. 144 related impairments in the United States ($2 million) and increased amortization of unproved leases in the United States ($1 million) and Canada ($1 million). EOG recorded impairments of $8 million and $6 million for the third quarters of 2006 and 2005, respectively, under SFAS No. 144 for properties in the United States.

Other income, net was $14 million for the third quarter of 2006 compared to $10 million for the same prior year period. The increase of $4 million was primarily due to higher interest income ($6 million) and increased equity income from investment in the Nitrogen (2000) Unlimited (Nitro2000) ammonia plant ($2 million), partially offset by lower gains on sales of properties ($5 million).

Income tax provision of $167 million for the third quarter of 2006 decreased $8 million compared to the same prior year period due primarily to decreased pretax income ($18 million), partially offset by higher foreign income taxes ($10 million), largely related to a United Kingdom corporate tax rate increase ($7 million). The net effective tax rate for the third quarter of 2006 increased to 36% from 34% for the same prior year period.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Net Operating Revenues. During the first nine months of 2006, net operating revenues increased $565 million, or 23%, to $2,972 million from $2,407 million for the same period in 2005. Total wellhead revenues increased $261 million, or 11%, to $2,664 million from $2,403 million for the same period in 2005.

Wellhead volume and price statistics for the nine months ended September 30 were as follows:

	Nine Months Ended
	September 30,
	2006	2005
Natural Gas Volumes (MMcfd)
United States	791	707
Canada	226	229
United States and Canada	1,017	936
Trinidad	267	210
United Kingdom	29	38
Total	1,313	1,184

Average Natural Gas Prices ($/Mcf)
United States	$6.74	$6.96
Canada	6.60	6.28
United States and Canada Composite	6.71	6.79
Trinidad	2.28	2.18	(1)
United Kingdom	8.27	5.72
Composite	5.84	5.94

Crude Oil and Condensate Volumes (MBbld)
United States	20.4	21.8
Canada	2.5	2.4
United States and Canada	22.9	24.2
Trinidad	4.9	4.2
United Kingdom	0.1	0.2
Total	27.9	28.6

Average Crude Oil and Condensate Prices ($/Bbl)
United States	$65.00	$53.75
Canada	59.42	49.26
United States and Canada Composite	64.35	53.30
Trinidad	66.50	53.56
United Kingdom	60.49	48.75
Composite	64.68	53.30

Natural Gas Liquids Volumes (MBbld)
United States	8.4	6.5
Canada	0.7	1.0
Total	9.1	7.5

Average Natural Gas Liquids Prices ($/Bbl)
United States	$41.10	$33.07
Canada	47.15	33.10
Composite	41.55	33.08

Natural Gas Equivalent Volumes (MMcfed)
United States	964	876
Canada	245	250
United States and Canada	1,209	1,126
Trinidad	296	236
United Kingdom	30	39
Total	1,535	1,401

Total Bcfe	419.1	382.3

(1) Includes $0.34 per Mcf as a result of a revenue adjustment in the second quarter of 2005 related to an amended Trinidad take-or-pay contract.

Wellhead natural gas revenues for the first nine months of 2006 increased $174 million, or 9%, to $2,094 million from $1,920 million for the same period in 2005. The increase was due to increased natural gas deliveries ($207 million), offset by a lower composite average wellhead natural gas price ($14 million) and a revenue adjustment related to an amended Trinidad take-or-pay contract ($19 million) in the second quarter of 2005.

Natural gas deliveries increased 129 MMcfd, or 11%, to 1,313 MMcfd for the first nine months of 2006 from 1,184 MMcfd for the same period in 2005. The increase was mainly due to higher production in the United States (84 MMcfd) and Trinidad (57 MMcfd), partially offset by decreased production in the United Kingdom (9 MMcfd). The increase in the United States was attributable to increased production in Texas (73 MMcfd), the Rocky Mountain area (22 MMcfd) and Louisiana (7 MMcfd), partially offset by decreased production in offshore Gulf of Mexico (18 MMcfd). The decrease in Gulf of Mexico production was partially due to continued shut-in production from hurricanes Katrina and Rita. The increase in Trinidad was due to the commencement of two contracts in the fourth quarter of 2005 (61 MMcfd) and increased contractual demand (47 MMcfd), partially offset by a decrease in volumes as a result of the completion of a cost recovery arrangement (51 MMcfd). The decrease in the United Kingdom was due primarily to production declines in both the Arthur and Valkyrie fields.

Wellhead crude oil and condensate revenues for the first nine months of 2006 increased $52 million, or 13%, to $468 million from $416 million for the same period in 2005. The increase was due to a higher composite average wellhead crude oil and condensate price ($82 million), partially offset by decreased wellhead crude oil and condensate sales ($30 million). The composite average wellhead crude oil and condensate price increased 21% to $64.68 per barrel for the first nine months of 2006 from $53.30 per barrel for the same period in 2005.

Natural gas liquids revenues for the first nine months of 2006 increased $35 million, or 52%, to $102 million from $67 million for the same period in 2005. The increase was due to increases in the composite average price ($21 million) and deliveries ($14 million).

During the first nine months of 2006, EOG recognized a gain of $303 million from natural gas financial collar and natural gas and crude oil financial price swap contracts, and the net cash inflow related to settled natural gas financial collar and price swap contracts was $167 million. During the first nine months of 2005, EOG recognized a loss of $1 million from natural gas financial collar contracts, and the net cash inflow related to settled natural gas financial collar contracts was $10 million.

Operating and Other Expenses. For the first nine months of 2006, operating expenses of $1,427 million were $257 million higher than the $1,170 million incurred in the same period in 2005. The following table presents the costs per Mcfe for the nine months ended September 30:

	Nine Months Ended
	September 30,
	2006	2005

Lease and Well	$0.64	$0.53
Transportation Costs	0.19	0.15
DD&A	1.41	1.25
G&A	0.28	0.23
Taxes Other Than Income	0.37	0.36
Interest Expense, Net	0.09	0.11
Total Per-Unit Costs(1)	$2.98	$2.63

(1) Total per-unit costs do not include exploration costs, dry hole costs and impairments.

The higher per-unit rates of lease and well, transportation costs, DD&A, G&A and taxes other than income for the nine months ended September 30, 2006 compared to the same period in 2005 were due primarily to the reasons set forth below.

Lease and well expenses of $268 million for the first nine months of 2006 were $65 million higher than the same prior year period primarily due to higher operating and maintenance expenses in the United States ($27 million), Canada ($12 million) and Trinidad ($4 million); higher lease and well administrative expenses, including stock-based compensation expenses, in the United States ($11 million) and Canada ($3 million); and changes in the Canadian exchange rate ($6 million).

Transportation costs of $81 million for the first nine months of 2006 increased $23 million from $58 million for the same prior year period primarily due to increased production in the Fort Worth Basin Barnett Shale Play.

DD&A expenses of $587 million for the first nine months of 2006 increased $110 million from the same prior year period primarily due to increased DD&A rates in the United States ($52 million), Canada ($8 million) and the United Kingdom ($8 million), increased production in the United States ($33 million) and Trinidad ($4 million), and changes in the Canadian exchange rate ($8 million).

G&A expenses of $117 million for the first nine months of 2006 were $28 million higher than the same prior year period primarily due to higher employee-related expenses ($21 million) and higher insurance costs ($3 million). The increase in employee-related costs primarily reflects higher stock-based compensation expense ($14 million).

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Taxes other than income of $155 million for the first nine months of 2006 were $19 million higher than the same prior year period primarily due to increases in the United States and Trinidad. In the United States, severance/production taxes increased due primarily to increased wellhead revenues ($10 million), partially offset by an increase in credits taken for a Texas high cost gas severance tax exemption ($8 million). Ad valorem/property taxes increased primarily due to higher property valuations in the United States ($10 million). In Trinidad, increased production taxes were due to increased revenues from crude oil and condensate ($12 million), partially offset by changes to the tax legislation governing the Supplemental Petroleum Tax ($9 million).

Interest expense, net was $36 million for the first nine months of 2006, down $7 million compared to the same prior year period primarily due to higher capitalized interest ($4 million) and a lower average debt balance ($3 million).

Exploration costs of $110 million for the first nine months of 2006 increased $15 million from $95 million for the same prior year period primarily due to higher employee-related costs, including stock-based compensation expenses.

Impairments of $68 million for the first nine months of 2006 were $13 million higher than the same prior year period primarily due to increased impairments to the carrying value of long-lived assets in the United States ($9 million), increased amortization of unproved leases in Canada ($2 million) and the United States ($1 million) and changes in the Canadian exchange rate ($1 million). EOG recorded impairments of $29 million and $20 million for the nine months ended September 30, 2006 and 2005, respectively, under SFAS No. 144 for properties in the United States.

Other income, net was $51 million for the first nine months of 2006 compared to $22 million for the same prior year period. The increase of $29 million was primarily due to higher interest income ($19 million), increased equity income from investments in Nitro2000 and Caribbean Nitrogen Company Limited ($5 million), and decreased net foreign currency transaction losses ($3 million).

Income tax provision of $503 million for the first nine months of 2006 increased $82 million compared to the same prior year period due primarily to increased pretax income ($120 million) and a United Kingdom corporate tax rate increase ($7 million), partially offset by a decrease in other foreign income taxes ($45 million), largely related to a Canadian federal tax rate reduction ($19 million) and an Alberta, Canada provincial tax rate reduction ($13 million). The net effective tax rate for the first nine months of 2006 decreased to 32% from 35% for the same prior year period.

Capital Resources and Liquidity

Cash Flow. The primary source of cash for EOG during the nine months ended September 30, 2006 was funds generated from operations. The primary uses of cash were funds used in operations, exploration and development expenditures, repayment of debt and dividend payments to shareholders. During the first nine months of 2006, EOG's cash balance decreased $48 million to $596 million from $644 million at December 31, 2005.

Net cash provided by operating activities of $1,980 million for the first nine months of 2006 increased $475 million compared to the same period in 2005 primarily reflecting an increase in wellhead revenues ($261 million), favorable changes in working capital and other liabilities ($168 million) and a change in the net cash flows from settlement of financial commodity derivative contracts ($157 million), partially offset by an increase in cash operating expenses ($150 million).

Net cash used in investing activities of $1,892 million for the first nine months of 2006 increased by $714 million compared to the same period in 2005 due primarily to increased additions to oil and gas properties ($729 million), decreased proceeds from sales of oil and gas properties ($23 million) and proceeds received in 2005 from sales of partial interests in certain equity investments in Trinidad ($18 million), partially offset by changes in working capital associated with investing activities ($63 million).

Net cash used in financing activities was $144 million for the first nine months of 2006 compared to net cash used of $11 million for the same period in 2005. Financing activities in 2006 included repayment of long-term debt ($193 million), cash dividend payments ($44 million), long-term debt borrowings ($37 million), proceeds from sales of treasury stock attributable to employee stock option exercises and employee stock purchase plan ($29 million) and excess tax benefits from stock-based compensation expenses ($27 million).

Total Exploration and Development Expenditures. The table below presents total exploration and development expenditures for the nine months ended September 30 (in millions):

	Nine Months Ended
	September 30,
	2006	2005

United States	$1,661	$1,030
Canada	290	221
United States and Canada	1,951	1,251
Trinidad	92	36
United Kingdom	20	32
Exploration and Development Expenditures	2,063	1,319
Asset Retirement Costs	10	6
Total Exploration and Development Expenditures	$2,073	$1,325

Total exploration and development expenditures of $2,073 million for the first nine months of 2006 were $748 million higher than the same period in 2005. The 2006 exploration and development expenditures of $2,063 included $1,546 million in development, $489 million in exploration, $14 million in capitalized interest and $14 million in property acquisitions. The 2005 exploration and development expenditures of $1,319 included $911 million in development, $367 million in exploration, $30 million in property acquisitions and $11 million in capitalized interest.

Development expenditures were $635 million higher for the first nine months of 2006 due primarily to increased development drilling expenditures in the United States ($491 million) and Canada ($43 million), increased expenditures related to infrastructure facilities in the United States ($52 million) and Trinidad ($13 million), increased recompletions in the United States ($30 million) and changes in the Canadian exchange rate ($16 million).

Exploration expenditures were $122 million higher for the first nine months of 2006 primarily due to increased exploratory drilling expenditures, including dry hole costs, in the United States ($42 million) and Trinidad ($41 million); increased expenditures for leasehold acquisitions in the United States ($29 million); higher exploration administrative expenses, including stock-based compensation expense ($16 million); and changes in the Canadian exchange rate ($8 million); partially offset by decreased exploratory drilling expenditures, including dry hole costs, in the United Kingdom ($17 million).

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

Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at October 31, 2006 with prices expressed in dollars per million British thermal units ($/MMBtu) and notional volumes in million British thermal units per day (MMBtud). The average price of EOG's 2007 natural gas financial price swap contracts is $9.76 per MMBtu. Currently, EOG is not a party to any natural gas financial collar contracts. The total fair value of the natural gas financial price swap contracts at September 30, 2006 was a positive $133 million.

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2006
October (closed)	305,000	$ 8.18
November (closed)	100,000	9.12
December	100,000	10.39
2007
January	105,000	$11.24
February	105,000	11.26
March	105,000	11.07
April	105,000	8.90
May	105,000	8.72
June	105,000	8.82
July	105,000	8.92
August	105,000	9.00
September	105,000	9.09
October	105,000	9.23
November	105,000	10.08
December	105,000	10.89

Presented below is a comprehensive summary of EOG's 2007 crude oil price swap contracts at October 31, 2006 with prices expressed in dollars per barrels ($/Bbl) and notional volumes in barrels per day (Bbld). The average price of EOG's 2007 crude oil financial price swap contracts is $78.22 per Bbl. The total fair value of the crude oil financial price swap contracts at September 30, 2006 was a positive $14 million.

Crude Oil Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(Bbld)	($/Bbl)
2007
January	4,000	$78.42
February	4,000	78.55
March	4,000	78.58
April	4,000	78.57
May	4,000	78.50
June	4,000	78.40
July	4,000	78.28
August	4,000	78.16
September	4,000	78.03
October	4,000	77.91
November	4,000	77.75
December	4,000	77.57

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			(c)
	(a)		Total Number of	(d)
	Total	(b)	Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	Of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	Per Share	Programs	The Plans or Programs(2)

July 1, 2006 - July 31, 2006	1,036	$68.49	-	6,386,200
August 1, 2006 - August 31, 2006	40,500	69.62	-	6,386,200
September 1, 2006 - September 30, 2006	15	62.15	-	6,386,200
Total	41,551		-

(1) Comprises 21,802 shares that were returned to EOG in payment of the exercise price of employee stock options and 19,749 shares that were returned to EOG to satisfy tax
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

EOG RESOURCES, INC.
(Registrant)

Date: November 1, 2006	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

*31.1 -	Section 302 Certification of Periodic Report of Chief Executive Officer.

*31.2 -	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1 -	Section 906 Certification of Periodic Report of Chief Executive Officer.

*32.2 -	Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith