Form 10-Q
period 2007-03-31
EOG RESOURCES INC
filed 2007-04-30
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 23, 2007.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	244,596,040

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006

Net Operating Revenues
Wellhead Natural Gas	$735,642	$789,061
Wellhead Crude Oil, Condensate and Natural Gas Liquids	174,864	184,718
(Losses) Gains on Mark-to-Market Commodity Derivative Contracts	(39,801)	107,024
Other, Net	4,508	3,733
Total	875,213	1,084,536

Operating Expenses
Lease and Well	104,325	87,484
Transportation Costs	37,748	28,096
Exploration Costs	26,384	39,392
Dry Hole Costs	16,810	10,726
Impairments	24,042	22,773
Depreciation, Depletion and Amortization	244,342	177,652
General and Administrative	43,879	36,291
Taxes Other Than Income	40,648	53,694
Total	538,178	456,108

Operating Income	337,035	628,428
Other Income, Net	5,924	14,556
Income Before Interest Expense and Income Taxes	342,959	642,984
Interest Expense, Net	7,638	13,153
Income Before Income Taxes	335,321	629,831
Income Tax Provision	117,654	203,124
Net Income	217,667	426,707
Preferred Stock Dividends	875	1,858
Net Income Available to Common	$216,792	$424,849

Net Income Per Share Available to Common
Basic	$0.89	$1.76
Diluted	$0.88	$1.73

Average Number of Common Shares
Basic	242,763	241,118
Diluted	246,677	245,923

                                              The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$141,700	$218,255
Accounts Receivable, Net	734,231	754,134
Inventories	122,461	113,591
Assets from Price Risk Management Activities	41,330	130,612
Income Taxes Receivable	42,202	94,311
Deferred Income Taxes	9,767	-
Other	36,415	39,177
Total	1,128,106	1,350,080

Oil and Gas Properties (Successful Efforts Method)	14,793,485	13,893,851
Less: Accumulated Depreciation, Depletion and Amortization	(6,212,647)	(5,949,804)
Net Oil and Gas Properties	8,580,838	7,944,047
Other Assets	117,910	108,033
Total Assets	$9,826,854	$9,402,160

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$924,644	$896,572
Accrued Taxes Payable	80,194	130,984
Dividends Payable	22,030	14,718
Deferred Income Taxes	21,071	144,615
Other	50,607	68,123
Total	1,098,546	1,255,012

Long-Term Debt	820,042	733,442
Other Liabilities	315,102	300,907
Deferred Income Taxes	1,747,500	1,513,128

Shareholders' Equity
Preferred Stock, $0.01 Par, 10,000,000 Shares Authorized:
Series B, Cumulative, $1,000 Liquidation Preference per Share,
53,260 Shares Outstanding at March 31, 2007 and December 31, 2006	52,919	52,887
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and
249,460,000 Shares Issued	202,495	202,495
Additional Paid in Capital	140,642	129,986
Accumulated Other Comprehensive Income	194,628	176,704
Retained Earnings	5,356,647	5,151,034
Common Stock Held in Treasury, 4,979,921 Shares at
March 31, 2007 and 5,724,959 Shares at December 31, 2006	(101,667)	(113,435)
Total Shareholders' Equity	5,845,664	5,599,671
Total Liabilities and Shareholders' Equity	$9,826,854	$9,402,160

                               The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$217,667	$426,707
Items Not Requiring Cash
Depreciation, Depletion and Amortization	244,342	177,652
Impairments	24,042	22,773
Stock-Based Compensation Expenses	14,211	9,003
Deferred Income Taxes	96,999	106,326
Other, Net	(1,695)	(4,444)
Dry Hole Costs	16,810	10,726
Mark-to-Market Commodity Derivative Contracts
Total Losses (Gains)	39,801	(107,024)
Realized Gains	47,268	30,054
Other, Net	10,219	4,299
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	22,935	135,150
Inventories	(8,844)	(13,370)
Accounts Payable	23,431	(9,535)
Accrued Taxes Payable	1,967	29,298
Other Assets	(3,623)	7,385
Other Liabilities	(14,356)	(5,046)
Changes in Components of Working Capital Associated with
Investing and Financing Activities	(32,694)	(33,187)
Net Cash Provided by Operating Activities	698,480	786,767

Investing Cash Flows
Additions to Oil and Gas Properties	(867,936)	(589,048)
Proceeds from Sales of Assets	2,939	2,741
Changes in Components of Working Capital Associated with
Investing Activities	32,959	33,288
Other, Net	(26,173)	(5,253)
Net Cash Used in Investing Activities	(858,211)	(558,272)

Financing Cash Flows
Net Commercial Paper and Revolving Credit Facility Borrowings	116,600	-
Long-Term Debt Repayments	(30,000)	(52,325)
Dividends Paid	(15,522)	(11,432)
Excess Tax Benefits from Stock-Based Compensation Expenses	7,409	7,177
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	5,276	6,129
Other, Net	(265)	(101)
Net Cash Provided by (Used in) Financing Activities	83,498	(50,552)

Effect of Exchange Rate Changes on Cash	(322)	(427)

(Decrease) Increase in Cash and Cash Equivalents	(76,555)	177,516
Cash and Cash Equivalents at Beginning of Period	218,255	643,811
Cash and Cash Equivalents at End of Period	$141,700	$821,327

                                      The accompanying notes are an integral part of these consolidated financial statements

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General. The consolidated financial statements of EOG Resources, Inc. and subsidiaries (EOG) included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2006 (EOG's 2006 Annual Report).

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

On January 31, 2007, the Board of Directors of EOG (Board) increased the quarterly cash dividend on the common stock from the previous $0.06 per share to $0.09 per share effective with the dividend payable on April 30, 2007 to record holders as of April 16, 2007.

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

Derivative Instruments. As more fully discussed in Note 11 to Consolidated Financial Statements included in EOG's 2006 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar and price swap contracts, as the means to manage this price risk. EOG accounts for financial commodity derivative contracts using the mark-to-market accounting method. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Recently Issued Accounting Standards and Developments. During February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." The new standard permits an entity to make an irrevocable election to measure most financial assets and financial liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Changes in fair value would be recorded in income. SFAS No. 159 established presentation and disclosure requirements intended to help financial statement users understand the effect of the entity's election on earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Early adoption is permitted. EOG is currently analyzing SFAS No. 159.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The funded status is defined as the difference between the fair value of plan assets and the projected benefit obligation (for pension plans) or the accumulated postretirement benefit obligation (for other postretirement benefit plans). SFAS No. 158 also requires that actuarial gains and losses and changes in prior service costs not included in net periodic pension costs be included, net of tax, as a component of other comprehensive income. The statement does not affect the determination of net periodic benefit costs included in the income statement. SFAS No. 158 also requires that an employer measure defined benefit plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position. As of year-end 2006, EOG adopted the recognition and disclosure requirements of SFAS No. 158. The impact of the adoption was immaterial. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end is effective for fiscal years ending after December 15, 2008, and will not have a material impact on EOG's financial statements since plan assets and benefit obligations are currently measured as of the date of EOG's fiscal year-end.

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

EOG adopted FIN No. 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN No. 48 has been reported as an increase to the opening balance of retained earnings for 2007 in the amount of $10.8 million, representing a reduction in the liability for unrecognized tax benefits. After adoption of FIN No. 48, the balance of unrecognized tax benefits was zero. EOG does not expect a significant increase in unrecognized tax benefits to occur during 2007. EOG or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. EOG is generally no longer subject to income tax examinations by tax authorities in the United States (Federal), Canada and Trinidad before 2002, 2001 and 1999, respectively. EOG records interest and penalties related to unrecognized tax benefits to the income tax provision. EOG has no such accrued interest and penalties as of the date of adoption of FIN No. 48.

2. Stock-Based Compensation

At March 31, 2007, EOG maintained various stock-based compensation plans as discussed below. For the three months ended March 31, 2007 and 2006, EOG recognized $14.2 million and $9.0 million, respectively, of compensation expense related to its stock-based compensation plans. Such expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006

Lease and Well	$3.0	$1.6
Exploration Costs	3.0	1.7
General and Administrative	8.2	5.7
Total	$14.2	$9.0

EOG has various stock plans (Plans) under which employees and non-employee members of the Board have been or may be granted certain equity compensation. At March 31, 2007, approximately 2.7 million common shares remained available for grant under the Plans. EOG's policy is to issue shares related to the Plans from treasury stock. At March 31, 2007, EOG held 5.0 million shares of treasury stock.

Stock Options and Stock Appreciation Rights. Under the Plans, participants have been or may be granted options to purchase shares of common stock of EOG at a price not less than the market price of the stock at the date of grant. In addition, participants have been or may be granted Stock-Settled Stock Appreciation Rights (SARs), representing the right to receive shares of EOG common stock based on the appreciation in the stock price from the date of grant on the number of shares granted. Stock options and SARs granted under the Plans vest on a graded vesting schedule up to four years from the date of grant based on the nature of the grants and as defined in individual grant agreements. Terms for stock options and SARs granted under the Plans have not exceeded a maximum term of 10 years. For all grants made prior to August 2004 and all employee stock purchase plan (ESPP) grants, the fair value of each grant is estimated using the Black-Scholes-Merton model. Certain of EOG's stock options granted in 2005 and 2004 contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not issue Capped Options in the future. The fair value of each Capped Option grant was estimated using a Monte Carlo simulation. Effective May 2005, the fair value of stock option grants not containing the Capped Option feature and SARs was estimated using the Hull-White II binomial option pricing model. Stock-based compensation expenses related to stock options, SARs and ESPP grants totaled $8.5 million and $6.6 million, respectively, during the first quarters of 2007 and 2006.

Weighted average fair values and valuation assumptions used to value stock options, SARs and ESPP grants during the first quarters of 2007 and 2006 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Weighted Average Fair Value of Grants	$21.16	$26.85	$15.07	$21.14
Expected Volatility	30.97%	35.82%	32.47%	39.66%
Risk-Free Interest Rate	4.93%	4.56%	5.07%	4.47%
Dividend Yield	0.3%	0.3%	0.3%	0.3%
Expected Life	4.8 yrs.	4.5 yrs.	0.5 yrs.	0.5 yrs.

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock options, SARs and ESPP grants.

The following table sets forth stock option and SARs transactions for the three-month periods ended March 31, 2007 and 2006 (stock options/SARs and dollars in thousands, except per share data):

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Grant	Number of	Grant
	Options/SARs	Price	Options	Price

Outstanding at January 1	10,150	$35.29	9,698	$28.26
Granted	72	65.69	39	79.14
Exercised (1)	(273)	19.36	(387)	15.84
Forfeited	(47)	51.37	(17)	39.99
Outstanding at March 31 (2)	9,902	$35.87	9,333	$28.97

Vested or Expected to Vest (3)	9,378	$35.75	8,838	$28.90

Exercisable at March 31 (4)	5,135	$21.39	4,210	$16.88

(1) The total intrinsic value of stock options exercised for the three-month periods ended March 31, 2007 and 2006 was $13.4 million and $24.9 million, respectively.
      The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the options.
(2) The total intrinsic value of stock options/SARs outstanding at March 31, 2007 and 2006 was $351.7 million and $403.4 million, respectively. At March 31, 2007 and
      2006, the weighted average remaining contractual life was 5.5 years and 6.5 years, respectively.
(3) The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2007 and 2006 was $334.2 million and $382.6 million, respectively. At March
      31, 2007 and 2006, the weighted average remaining contractual life was 5.5 years and 6.5 years, respectively.
(4) The total intrinsic value of stock options/SARs exercisable at March 31, 2007 and 2006 was $256.6 million and $232.6 million, respectively. At March 31, 2007 and
      2006, the weighted average remaining contractual life was 4.7 years and 5.4 years, respectively.

At March 31, 2007, unrecognized compensation expense related to non-vested stock options, SARs and ESPP grants totaled $71.8 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Restricted Stock and Units. Under the Plans, employees may be granted restricted (non-vested) stock and/or units without cost to them. The restricted stock and units generally vest five years after the date of grant, except for certain bonus grants, and as defined in individual grant agreements. Upon vesting, restricted stock is released to the employee and restricted units are converted into common stock and released to the employee. Stock-based compensation expense related to restricted stock and units totaled $5.7 million and $2.4 million for the quarters ended March 31, 2007 and 2006, respectively.

The following table sets forth the restricted stock and units transactions for the three-month periods ended March 31, 2007 and 2006 (shares and units and dollars in thousands, except per share data):

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	2,301	$36.13	2,544	$26.04
Granted	496	67.66	252	67.16
Released (1)	(245)	18.36	(240)	22.95
Forfeited	(24)	51.84	(1)	39.75
Outstanding at March 31 (2)	2,528	$43.87	2,555	$30.39

(1) The total intrinsic value of restricted stock and units released for the three-month periods ended March 31, 2007 and 2006 was $15.9 million and $16.5 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and units are released.
(2) The aggregate intrinsic value of restricted stock and units outstanding at March 31, 2007 was approximately $180.4 million.

At March 31, 2007, unrecognized compensation expense related to restricted stock and units totaled $82.0 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 2.9 years.

3. Earnings Per Share

The following table sets forth the computation of Net Income Per Share Available to Common for the three-month periods ended March 31 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Numerator for Basic and Diluted Earnings Per Share -
Net Income	$217,667	$426,707
Less: Preferred Stock Dividends	875	1,858
Net Income Available to Common	$216,792	$424,849

Denominator for Basic Earnings Per Share -
Weighted Average Shares	242,763	241,118
Potential Dilutive Common Shares -
Stock Options/SARs	2,949	3,537
Restricted Stock and Units	965	1,268
Denominator for Diluted Earnings Per Share -
Adjusted Weighted Average Shares	246,677	245,923

Net Income Per Share Available to Common
Basic	$0.89	$1.76
Diluted	$0.88	$1.73

The diluted earnings per share calculation excludes 3.6 million and 1.7 million of SARs and stock options that were anti-dilutive for the three months ended March 31, 2007 and 2006, respectively.

4. Supplemental Cash Flow Information

Cash paid for interest and income taxes (net of receipts) for the three-month periods ended March 31 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Interest	$2,328	$3,523
Income Taxes	$910	$33,123

5. Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three-month periods ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Comprehensive Income
Net Income	$217,667	$426,707
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	16,352	(1,757)
Foreign Currency Swap Transaction	2,150	546
Income Tax Provision Related to Foreign
Currency Swap Transaction	(615)	(183)
Deferred Postretirement Benefit Costs	37	-
Total	$235,591	$425,313

6. Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net Operating Revenues
United States	$629,159	$778,402
Canada	143,467	176,979
Trinidad	87,108	92,589
United Kingdom	15,479	36,566
Total	$875,213	$1,084,536

Operating Income (Loss)
United States	$211,744	$433,756
Canada	58,797	96,774
Trinidad	63,590	70,449
United Kingdom	2,966	27,449
Other	(62)	-
Total	337,035	628,428

Reconciling Items
Other Income, Net	5,924	14,556
Interest Expense, Net	7,638	13,153
Income Before Income Taxes	$335,321	$629,831

7. Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amount of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations," for the three-month periods ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Carrying Amount at Beginning of Period	$182,407	$161,488
Liabilities Incurred	7,548	3,717
Liabilities Settled	(929)	(1,774)
Accretion	2,663	2,055
Revisions	(126)	(52)
Foreign Currency Translations	(859)	61
Carrying Amount at End of Period	$190,704	$165,495

Current Portion	$8,602	$5,977
Noncurrent Portion	$182,102	$159,518

8. Suspended Well Costs

EOG's net changes in suspended well costs for the three-month period ended March 31, 2007 in accordance with FASB Staff Position No. 19-1, "Accounting for Suspended Well Costs," are presented below (in thousands):

Three Months
Ended
March 31,
2007

Balance at December 31, 2006	$77,365
Additions Pending the Determination of Proved Reserves	39,088
Reclassifications to Proved Properties	(11,826)
Charged to Dry Hole Costs	(118)
Foreign Currency Translation	697
Balance at March 31, 2007	$105,206

The following table provides an aging of suspended well costs as of March 31, 2007 (in thousands, except well count):

	As of
	March 31,
	2007

Capitalized exploratory well costs that have been
capitalized for a period less than one year	$82,310
Capitalized exploratory well costs that have been
capitalized for a period greater than one year	22,896	(1)
Total	$105,206
Number of projects that have exploratory well costs that have been
capitalized for a period greater than one year	1

(1) Amount represents an outside operated, winter access only, project in Northwest Territories, Canada. In the first quarter of 2007, the operator was successful in obtaining a significant discovery license for one of the two areas of the project. The operator plans on submitting a significant discovery application for the other area of the project in the second half of 2007. A significant discovery license holds the lease indefinitely for the licensee. In addition, EOG is currently evaluating a proposal to test a different formation of a previously drilled well and to gather additional seismic data during the summer months.

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

10. Pension and Postretirement Benefits

Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. For the three-month periods ended March 31, 2007 and 2006, EOG's total costs recognized for these pension plans were $4.2 million and $3.7 million, respectively.

In addition, as more fully discussed in Note 6 to Consolidated Financial Statements in EOG's 2006 Annual Report, EOG's Canadian, Trinidadian and United Kingdom subsidiaries maintain various pension and savings plans for most of their employees. In the three-month periods ended March 31, 2007 and 2006, combined contributions to these pension plans were $0.5 million and $1.1 million, respectively.

Postretirement Plan. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents. For the three-month period ended March 31, 2007, EOG's total contributions to these plans amounted to approximately $27,000. The net periodic benefit costs recognized for the postretirement medical and dental plans were approximately $179,000 and $167,000, respectively, for the three-month periods ended March 31, 2007 and 2006.

11. Long-Term Debt

At March 31, 2007, the $98 million principal amount of the 6.50% Notes due 2007 was classified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

On March 16, 2007, EOGI International Company, a wholly-owned foreign subsidiary of EOG, repaid $30 million of the $60 million outstanding balance of its $600 million, 3-year unsecured Senior Term Loan Agreement (Term Loan Agreement). Borrowings under the Term Loan Agreement accrue interest based, at EOG's option, on either a London InterBank Offering Rate (LIBOR) plus an applicable margin or the base rate of the Term Loan Agreement's administrative agent. The applicable interest rate for the $30 million outstanding at March 31, 2007 was 5.72%. The weighted average interest rate for the amounts outstanding during the first quarter of 2007 was 5.73%.

On May 12, 2006, EOG Resources Trinidad Limited, a wholly-owned foreign subsidiary of EOG, entered into a 3-year $75 million Revolving Credit Agreement (Credit Agreement). Borrowings under the Credit Agreement accrue interest based, at EOG's option, on either LIBOR plus an applicable margin or the base rate of the Credit Agreement's administrative agent. At March 31, 2007, EOG had $75 million outstanding under the Credit Agreement. The applicable interest rate at March 31, 2007 was 5.76%. The weighted average interest rate for the amounts outstanding during the first quarter of 2007 was 5.75%.

EOG currently has a $600 million unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement matures on June 28, 2011. Interest accrues on advances based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate of the Agreement's administrative agent. There are no amounts currently outstanding under the Agreement. At March 31, 2007, the applicable base rate and Eurodollar rate, had there been an amount borrowed under the Agreement, would have been 8.25% and 5.51%, respectively.

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

Operations. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG plans to continue to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's crude oil and natural gas production. Production in the United States and Canada accounted for approximately 81% of total company production in the first three months of 2007. Based on current trends, EOG expects its full year 2007 production profile to be similar. EOG's major producing areas are in Louisiana, New Mexico, Oklahoma, Texas, Utah, Wyoming and western Canada.

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

Beginning December 2005, ALNG began taking start-up gas and remained in the start-up phase through March 2007. ALNG is expected to commence commercial operations by the second half of 2007.

In addition to EOG's ongoing production from the Valkyrie and Arthur Fields in the United Kingdom North Sea, EOG participated in the drilling and successful testing of the Columbus prospect in the Central North Sea Block 23/16f. The Columbus well was a farm-in opportunity and a rig has been contracted to drill an appraisal well in the third quarter of 2007.

EOG continues to evaluate other select natural gas and crude oil opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.

Capital Structure. One of management's key strategies is to keep a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 12% at both March 31, 2007 and December 31, 2006. During the first three months of 2007, EOG funded its capital programs primarily by utilizing cash provided from its operating activities. As management continues to assess price forecast and demand trends for 2007, EOG believes that operations and capital expenditure activity can be funded largely by cash from operations.

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

At March 31, 2007, EOG maintained various stock-based compensation plans. See Note 2 to Consolidated Financial Statements. For the three months ended March 31, 2007 and 2006, EOG recognized $14.2 million and $9.0 million, respectively, of compensation expense related to its stock-based compensation plans. Such expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006

Lease and Well	$3.0	$1.6
Exploration Costs	3.0	1.7
General and Administrative	8.2	5.7
Total	$14.2	$9.0

Results of Operations

The following review of operations for the three-month periods ended March 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included with this Quarterly Report on Form 10-Q.

Net Operating Revenues. During the first quarter of 2007, net operating revenues decreased $210 million to $875 million from $1,085 million for the same period of 2006. Total wellhead revenues, which are revenues generated from sales of natural gas, crude oil, condensate and natural gas liquids, decreased $63 million, or 6%, to $911 million as compared to $974 million for the first quarter of 2006. Natural gas, crude oil, condensate and natural gas liquids revenues solely represent wellhead revenues for these products.

Wellhead volume and price statistics for the three-month periods ended March 31 were as follows:

	Three Months Ended
	March 31,
	2007	2006
Natural Gas Volumes (MMcfd) (1)
United States	915	758
Canada	222	229
United States and Canada	1,137	987
Trinidad	253	283
United Kingdom	30	34
Total	1,420	1,304

Average Natural Gas Prices ($/Mcf) (2)
United States	$6.42	$7.77
Canada	6.43	7.87
United States and Canada	6.42	7.79
Trinidad	2.81	2.44
United Kingdom	5.55	11.56
Composite	5.76	6.72

Crude Oil and Condensate Volumes (MBbld) (1)
United States	21.9	21.0
Canada	2.5	2.6
United States and Canada	24.4	23.6
Trinidad	4.3	5.4
United Kingdom	0.1	0.2
Total	28.8	29.2

Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$53.76	$60.42
Canada	51.76	51.95
United States and Canada	53.55	59.48
Trinidad	59.91	61.79
United Kingdom	52.87	57.86
Composite	54.51	59.90

Natural Gas Liquids Volumes (MBbld) (1)
United States	9.5	7.3
Canada	1.1	0.7
Total	10.6	8.0

Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$37.07	$37.19
Canada	36.37	42.77
Composite	37.00	37.69

Natural Gas Equivalent Volumes (MMcfed) (3)
United States	1,104	927
Canada	243	249
United States and Canada	1,347	1,176
Trinidad	279	316
United Kingdom	31	35
Total	1,657	1,527

Total Bcfe (3) Deliveries	149.1	137.5

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

Wellhead natural gas revenues for the first quarter of 2007 decreased $53 million, or 7%, to $736 million from $789 million for the same period of 2006. The decrease was due to a lower composite average wellhead natural gas price ($123 million), partially offset by increased natural gas deliveries ($70 million). The composite average wellhead price for natural gas decreased 14% to $5.76 per Mcf for the first quarter of 2007 from $6.72 per Mcf for the same period of 2006.

Natural gas deliveries increased 116 MMcfd, or 9%, to 1,420 MMcfd for the first quarter of 2007 from 1,304 MMcfd for the same period of 2006. The increase was primarily due to higher production in the United States (157 MMcfd), partially offset by a decreased production in Trinidad (30 MMcfd). The increase in the United States was primarily attributable to increased production in Texas (122 MMcfd), the Rocky Mountain Area (23 MMcfd) and Kansas (16 MMcfd). The decrease in Trinidad was primarily due to ALNG taking EOG gas in the start-up phase in the first quarter of 2006. During the first quarter of 2007, the plant remained in the start-up phase and did not take any gas from EOG.

Wellhead crude oil and condensate revenues for the first quarter of 2007 decreased $18 million, or 11%, to $140 million from $158 million for the same period of 2006. The decrease was primarily due to a lower composite average wellhead crude oil and condensate price. The composite average wellhead price for crude oil and condensate decreased 9% to $54.51 per barrel for the first quarter of 2007 from $59.90 per barrel for the same period of 2006.

Natural gas liquids revenues for the first quarter of 2007 increased $8 million, or 30%, to $35 million from $27 million for the same period of 2006 as a result of increased deliveries.

During the first quarter of 2007, EOG recognized a loss on mark-to-market financial commodity derivative contracts of $40 million compared to a gain of $107 million for the same period of 2006. During the first quarter of 2007, the net cash inflow related to settled natural gas and crude oil price swap contracts was $47 million compared to a net cash inflow related to settled natural gas financial collar and price swap contracts of $30 million for the comparable period of 2006.

Operating and Other Expenses. For the first quarter of 2007, operating expenses of $538 million were $82 million higher than the $456 million incurred in the first quarter of 2006. The following table presents the costs per Mcfe for the three-month periods ended March 31:

	Three Months Ended
	March 31,
	2007	2006

Lease and Well	$0.70	$0.64
Transportation Costs	0.25	0.20
Depreciation, Depletion and Amortization (DD&A)	1.64	1.29
General and Administrative (G&A)	0.30	0.26
Taxes Other Than Income	0.27	0.39
Interest Expense, Net	0.05	0.10
Total Per-Unit Costs*	$3.21	$2.88

* Total per-unit costs do not include exploration costs, dry hole costs and impairments.

The changes in per-unit rates of lease and well, transportation costs, DD&A, G&A, taxes other than income and interest expense, net for the three-month period ended March 31, 2007 compared to the same period of 2006 were due primarily to the reasons set forth below.

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

Lease and well expenses of $104 million for the first quarter of 2007 increased $17 million from $87 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($13 million) and higher lease and well administrative expenses ($4 million).

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

Transportation costs of $38 million for the first quarter of 2007 increased $10 million from $28 million for the same prior year period primarily due to increased production in the Fort Worth Basin Barnett Shale play.

DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method. EOG's DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact EOG's composite DD&A rate and expense, such as field production profiles; drilling or acquisition of new wells; disposition of existing wells; reserve revisions (upward or downward) primarily related to well performance; and impairments. Changes to these factors may cause EOG's composite DD&A rate and expense to fluctuate from quarter to quarter.

DD&A expenses of $244 million for the first quarter of 2007 increased $67 million from the same prior year period primarily due to increased DD&A rates in the United States ($35 million), Canada ($7 million) and the United Kingdom ($2 million); and increased production in the United States ($24 million).

G&A expenses of $44 million for the first quarter of 2007 increased $8 million from the same prior year period primarily due to higher employee related costs ($6 million) and higher office rent ($1 million).

Interest expense, net of $8 million for the first quarter of 2007 decreased $6 million compared to the same prior year period primarily due to higher capitalized interest ($2 million), interest associated with risk assessed tax liability in 2006 ($2 million) and lower average debt balance ($2 million).

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Taxes other than income of $41 million for the first quarter of 2007 decreased $13 million from the same prior year period.

Severance/production taxes in the United States decreased primarily due to increased credits taken for Texas high cost gas severance tax rate reductions ($17 million); partially offset by an increase in Trinidad due to changes to the tax legislation governing the Supplemental Petroleum Tax which resulted in an adjustment that decreased production tax expense in the first quarter of 2006 ($3 million).

Exploration costs of $26 million for the first quarter of 2007 are $13 million lower than the $39 million for the same prior year period primarily due to decreased geological and geophysical expenditures in the Fort Worth Basin Barnett Shale play.

Impairments include amortization of unproved leases, as well as impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires an entity to compute impairments to the carrying value of long-lived assets based on future cash flow analysis. Impairments of $24 million for the first quarter of 2007 were $1 million higher than the same prior year period. Under SFAS No. 144, EOG recorded impairments of $10 million for each of the first quarters of 2007 and 2006.

Other income, net was $6 million for the first quarter of 2007 compared to $15 million for the same prior year period. The decrease of $9 million was primarily due to lower interest income ($5 million) and a decrease in equity income from investment in the Nitrogen (2000) Unlimited ammonia plant ($2 million).

Income tax provision of $118 million for the first quarter of 2007 decreased $85 million compared to the same prior year period primarily due to lower pre-tax income ($103 million), partially offset by an increase in foreign income taxes ($17 million). The net effective tax rate for the first quarter of 2007 increased to 35% from 32% for the same prior year period.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2007 were funds generated from operations and net borrowings. The primary uses of cash were funds used in operations, exploration and development expenditures, and dividend payments to shareholders. During the first three months of 2007, EOG's cash balance decreased $76 million to $142 million from $218 million at December 31, 2006.

Net cash provided by operating activities of $698 million for the first three months of 2007 decreased $88 million compared to the same period of 2006 primarily reflecting unfavorable changes in working capital and other assets and liabilities ($95 million), a decrease in wellhead revenues ($63 million), and an increase in cash operating expenses ($8 million), partially offset by a decrease in cash paid for income taxes and interest expense ($33 million) and a favorable change in the net cash flows from settlement of financial commodity derivative contracts ($17 million).

Net cash used in investing activities of $858 million for the first three months of 2007 increased by $300 million compared to the same period of 2006 due primarily to increased additions to oil and gas properties.

Net cash provided by financing activities was $83 million for the first three months of 2007 compared to net cash used in financing activities of $51 million for the same period of 2006. Cash provided by financing activities for 2007 included net commercial paper and Trinidad revolving credit facility borrowings ($117 million), excess tax benefits from stock-based compensation expenses ($7 million) and proceeds from sales of treasury stock attributable to employee stock option exercises ($5 million). Cash used by financing activities for 2007 included repayments of long-term debt borrowings ($30 million) and cash dividend payments ($16 million).

Total Exploration and Development Expenditures. The table below presents total exploration and development expenditures for the three-month periods ended March 31 (in millions):

	Three Months Ended
	March 31,
	2007	2006

United States	$720	$492
Canada	123	87
United States and Canada	843	579
Trinidad	48	44
United Kingdom	3	5
Exploration and Development Expenditures	894	628
Asset Retirement Costs	8	4
Total Exploration and Development Expenditures	$902	$632

Total exploration and development expenditures of $902 million for the first three months of 2007 were $270 million higher than the same period of 2006. The 2007 exploration and development expenditures of $894 million included $726 million in development, $161 million in exploration, $6 million in capitalized interest and $1 million in property acquisitions. The 2006 exploration and development expenditures of $628 million included $457 million in development, $167 million in exploration and $4 million in capitalized interest.

Higher development expenditures of $269 million for the first three months of 2007 were due primarily to increased development drilling expenditures in the United States ($184 million), Canada ($20 million) and Trinidad ($13 million) and increased expenditures related to infrastructure facilities in the United States ($37 million) and Canada ($3 million).

Lower exploration expenditures of $6 million for the first three months of 2007 were due primarily to decreased exploratory expenditures in Trinidad ($11 million), the United States ($4 million) and the United Kingdom ($2 million), partially offset by increased exploratory expenditures in Canada ($11 million).

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

Commodity Derivative Transactions. As more fully discussed in Note 11 to Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2006, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar and price swap contracts, as the means to manage this price risk. EOG accounts for financial commodity derivative contracts using the mark-to-market accounting method. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Presented below is a comprehensive summary of EOG's 2007 natural gas and crude oil financial price swap contracts at April 30, 2007, with notional volumes expressed in million British thermal units per day (MMBtud) and in barrels per day (Bbld), as applicable, and prices expressed in dollars per million British thermal units ($/MMBtu) and in dollars per barrel ($/Bbl), as applicable. Currently, EOG is not a party to any financial collar contracts. EOG accounts for these price swap contracts using the mark-to-market accounting method.

Financial Price Swap Contracts
	Natural Gas		Crude Oil
	Volume	Weighted Average Price	Volume	Weighted Average Price
Month	(MMBtud)	($/MMBtu)	(Bbld)	($/Bbl)

April (closed)	120,000	$ 8.81	4,000	$ 78.57
May (1)	120,000	8.65	4,000	78.50
June	120,000	8.74	4,000	78.40
July	120,000	8.84	4,000	78.28
August	120,000	8.92	4,000	78.16
September	120,000	9.00	4,000	78.03
October	120,000	9.14	4,000	77.91
November	120,000	9.94	4,000	77.75
December	120,000	10.70	4,000	77.57

(1) The natural gas contracts for May 2007 are closed. The crude oil contracts for May 2007 will close on May 31, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in the Derivative Transactions, Financing, Foreign Currency Exchange Rate Risk and Outlook sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," on pages 29 through 32 of EOG's Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" of EOG's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			(c)
	(a)		Total Number of	(d)
	Total	(b)	Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	Of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	Per Share	Programs	The Plans or Programs(2)

January 1, 2007 - January 31, 2007	5,056	$62.28	-	6,386,200
February 1, 2007 - February 28, 2007	70,379	65.17	-	6,386,200
March 1, 2007 - March 31, 2007	204	66.20	-	6,386,200
Total	75,639	$64.98	-

(1) Represents 75,639 shares that were withheld by or returned to EOG to satisfy tax withholding obligations that arose upon the exercise of employee stock options or the vesting of restricted stock or units.
(2) In September 2001, EOG announced that its Board of Directors authorized the repurchase of up to 10,000,000 shares of EOG's common stock.

ITEM 6. EXHIBITS
*10.1 -	Executive Employment Agreement between EOG and Frederick J. Plaeger, II, effective as of April 23, 2007.

*10.2 -	Change of Control Agreement between EOG and Frederick J. Plaeger, II, effective as of April 23, 2007.

*31.1 -	Section 302 Certification of Periodic Report of Chief Executive Officer.

*31.2 -	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1 -	Section 906 Certification of Periodic Report of Chief Executive Officer.

*32.2 -	Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: April 30, 2007	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

*10.1 -	Executive Employment Agreement between EOG and Frederick J. Plaeger, II, effective as of April 23, 2007.

*10.2 -	Change of Control Agreement between EOG and Frederick J. Plaeger, II, effective as of April 23, 2007.

*31.1 -	Section 302 Certification of Periodic Report of Chief Executive Officer.

*31.2 -	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1 -	Section 906 Certification of Periodic Report of Chief Executive Officer.

*32.2 -	Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith