Form 10-Q
period 2007-06-30
EOG RESOURCES INC
filed 2007-08-02
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-9743

EOG RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0684736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bagby, Sky Lobby 2, Houston, Texas 77002
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 25, 2007.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	244,813,916

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Operating Revenues
Wellhead Natural Gas	$790,456	$642,969	$1,526,098	$1,432,030
Wellhead Crude Oil, Condensate and Natural
Gas Liquids	218,696	185,036	393,560	369,754
Gains on Mark-to-Market Commodity
Derivative Contracts	44,103	91,022	4,302	198,046
Other, Net	1,988	61	6,496	3,794
Total	1,055,243	919,088	1,930,456	2,003,624

Operating Expenses
Lease and Well	123,188	87,287	227,513	174,771
Transportation Costs	41,591	25,913	79,339	54,009
Exploration Costs	41,216	35,313	67,600	74,705
Dry Hole Costs	11,816	14,668	28,626	25,394
Impairments	20,804	22,680	44,846	45,453
Depreciation, Depletion and Amortization	259,780	192,928	504,122	370,580
General and Administrative	47,183	38,607	91,062	74,898
Taxes Other Than Income	62,047	46,858	102,695	100,552
Total	607,625	464,254	1,145,803	920,362

Operating Income	447,618	454,834	784,653	1,083,262
Other Income, Net	29,069	21,844	34,993	36,400
Income Before Interest Expense and Income Taxes	476,687	476,678	819,646	1,119,662
Interest Expense, Net	10,818	12,384	18,456	25,537
Income Before Income Taxes	465,869	464,294	801,190	1,094,125
Income Tax Provision	158,816	132,877	276,470	336,001
Net Income	307,053	331,417	524,720	758,124
Preferred Stock Dividends	990	1,858	1,865	3,716
Net Income Available to Common	$306,063	$329,559	$522,855	$754,408

Net Income Per Share Available to Common
Basic	$1.26	$1.36	$2.15	$3.13
Diluted	$1.24	$1.34	$2.12	$3.07

Average Number of Common Shares
Basic	243,227	241,613	242,976	241,370
Diluted	247,261	245,887	247,009	245,827

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$58,534	$218,255
Accounts Receivable, Net	741,907	754,134
Inventories	116,300	113,591
Assets from Price Risk Management Activities	60,850	130,612
Income Taxes Receivable	39,671	94,311
Other	46,506	39,177
Total	1,063,768	1,350,080

Oil and Gas Properties (Successful Efforts Method)	15,890,787	13,893,851
Less: Accumulated Depreciation, Depletion and Amortization	(6,550,931)	(5,949,804)
Net Oil and Gas Properties	9,339,856	7,944,047
Other Assets	120,640	108,033
Total Assets	$10,524,264	$9,402,160

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$925,829	$896,572
Accrued Taxes Payable	101,372	130,984
Dividends Payable	22,052	14,718
Deferred Income Taxes	54,895	144,615
Other	54,384	68,123
Total	1,158,532	1,255,012

Long-Term Debt	883,842	733,442
Other Liabilities	328,121	300,907
Deferred Income Taxes	1,861,180	1,513,128

Shareholders' Equity
Preferred Stock, $0.01 Par, 10,000,000 Shares Authorized:
Series B, Cumulative, $1,000 Liquidation Preference per Share,
53,260 Shares Outstanding at June 30, 2007 and December 31,
2006	52,951	52,887
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and
249,460,000 Shares Issued	202,495	202,495
Additional Paid in Capital	162,594	129,986
Accumulated Other Comprehensive Income	328,918	176,704
Retained Earnings	5,640,660	5,151,034
Common Stock Held in Treasury, 4,655,082 Shares at
June 30, 2007 and 5,724,959 Shares at December 31, 2006	(95,029)	(113,435)
Total Shareholders' Equity	6,292,589	5,599,671
Total Liabilities and Shareholders' Equity	$10,524,264	$9,402,160

                 The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$524,720	$758,124
Items Not Requiring Cash
Depreciation, Depletion and Amortization	504,122	370,580
Impairments	44,846	45,453
Stock-Based Compensation Expenses	29,542	19,618
Deferred Income Taxes	223,591	153,552
Other, Net	(4,912)	(7,485)
Dry Hole Costs	28,626	25,394
Mark-to-Market Commodity Derivative Contracts
Total Gains	(4,302)	(198,046)
Realized Gains	65,880	93,913
Other, Net	(3,951)	4,710
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	20,734	169,350
Inventories	(2,476)	(35,066)
Accounts Payable	14,651	(5,225)
Accrued Taxes Payable	26,191	(11,470)
Other Assets	(4,683)	28,160
Other Liabilities	(20,420)	(25,422)
Changes in Components of Working Capital Associated with
Investing and Financing Activities	(20,471)	(9,708)
Net Cash Provided by Operating Activities	1,421,688	1,376,432

Investing Cash Flows
Additions to Oil and Gas Properties	(1,748,483)	(1,189,927)
Proceeds from Sales of Assets	37,988	14,553
Changes in Components of Working Capital Associated with
Investing Activities	20,412	9,742
Other, Net	(32,114)	(14,256)
Net Cash Used in Investing Activities	(1,722,197)	(1,179,888)

Financing Cash Flows
Net Commercial Paper and Revolving Credit Facility Borrowings	180,400	10,000
Long-Term Debt Repayments	(30,000)	(102,550)
Dividends Paid	(38,370)	(27,712)
Excess Tax Benefits from Stock-Based Compensation Expenses	11,122	20,841
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	14,089	11,143
Other, Net	(194)	(214)
Net Cash Provided by (Used in) Financing Activities	137,047	(88,492)

Effect of Exchange Rate Changes on Cash	3,741	7,245

(Decrease) Increase in Cash and Cash Equivalents	(159,721)	115,297
Cash and Cash Equivalents at Beginning of Period	218,255	643,811
Cash and Cash Equivalents at End of Period	$58,534	$759,108

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

On January 31, 2007, the Board of Directors of EOG (Board) increased the quarterly cash dividend on the common stock from the previous $0.06 per share to $0.09 per share effective with the dividend paid on April 30, 2007 to record holders as of April 16, 2007.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The funded status is defined as the difference between the fair value of plan assets and the projected benefit obligation (for pension plans) or the accumulated postretirement benefit obligation (for other postretirement benefit plans). SFAS No. 158 also requires that actuarial gains and losses and changes in prior service costs not included in net periodic pension costs be included, net of tax, as a component of other comprehensive income. The statement does not affect the determination of net periodic benefit costs included in the income statement. SFAS No. 158 also requires that an employer measure defined benefit plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position. As of the year ended December 31, 2006, EOG adopted the recognition and disclosure requirements of SFAS No. 158. The impact of the adoption was immaterial. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end is effective for fiscal years ending after December 15, 2008, and will not have an impact on EOG's financial statements since plan assets and benefit obligations are currently measured as of the date of EOG's fiscal year-end.

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

EOG adopted FIN No. 48 as of January 1, 2007. The cumulative effect of applying the provisions of FIN No. 48 has been reported as an increase to the opening balance of retained earnings for 2007 in the amount of $10.8 million, representing a reduction in the liability for unrecognized tax benefits. After adoption of FIN No. 48, the balance of unrecognized tax benefits was zero. EOG does not expect a significant increase in unrecognized tax benefits to occur during 2007. EOG or its subsidiaries file income tax returns in the United States federal jurisdiction and various state, local and foreign jurisdictions. EOG is generally no longer subject to income tax examinations by tax authorities in the United States (Federal), Canada and Trinidad before 2002, 2001 and 1999, respectively. EOG records interest and penalties related to unrecognized tax benefits to the income tax provision. EOG has no such accrued interest and penalties as of the date of adoption of FIN No. 48.

2. Stock-Based Compensation

At June 30, 2007, EOG maintained various stock-based compensation plans as discussed below. Stock-based compensation expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Lease and Well	$2.8	$2.0	$5.8	$3.6
Exploration Costs	3.0	2.3	6.0	4.0
General and Administrative	9.5	6.3	17.7	12.0
Total	$15.3	$10.6	$29.5	$19.6

EOG has various stock plans (Plans) under which employees and non-employee members of the Board have been or may be granted certain equity compensation. At June 30, 2007, approximately 2.6 million common shares remained available for grant under the Plans. EOG's policy is to issue shares related to the Plans from treasury stock. At June 30, 2007, EOG held approximately 4.7 million shares of treasury stock.

Stock Options and Stock Appreciation Rights. Under the Plans, participants have been or may be granted options to purchase shares of common stock of EOG at a price not less than the market price of the stock at the date of grant. In addition, participants have been or may be granted Stock-Settled Stock Appreciation Rights (SARs), representing the right to receive shares of EOG common stock based on the appreciation in the stock price from the date of the grant on the number of shares granted. Stock options and SARs granted under the Plans vest on a graded vesting schedule up to four years from the date of grant based on the nature of the grants and as defined in individual grant agreements. Terms for stock options and SARs granted under the Plans have not exceeded a maximum term of 10 years. For all grants made prior to August 2004 and all employee stock purchase plan (ESPP) grants, the fair value of each grant is estimated using the Black-Scholes-Merton model. Certain of EOG's stock options granted in 2005 and 2004 contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not issue Capped Options in the future. The fair value of each Capped Option grant was estimated using a Monte Carlo simulation. Effective May 2005, the fair value of stock option grants not containing the Capped Option feature and SARs is estimated using the Hull-White II binomial option pricing model. Stock-based compensation expense related to stock options, SARs and ESPP grants totaled $8.7 million and $6.9 million during the three months ended June 30, 2007 and 2006, respectively. Such expense totaled $17.1 million and $13.5 million during the six months ended June 30, 2007 and 2006, respectively.

Weighted average fair values and valuation assumptions used to value stock options, SARs and ESPP grants during the six-month periods ended June 30, 2007 and 2006 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted Average Fair Value of Grants	$21.96	$25.29	$15.07	$21.14
Expected Volatility	29.35%	35.20%	32.47%	39.66%
Risk-Free Interest Rate	4.83%	4.97%	5.07%	4.47%
Dividend Yield	0.3%	0.3%	0.3%	0.3%
Expected Life	4.8 yrs	3.9 yrs	0.5 yrs	0.5 yrs

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock options, SARs and ESPP grants.

The following table sets forth the stock option and SAR transactions for the six-month periods ended June 30, 2007 and 2006 (stock options/SARs and dollars in thousands, except per share data):

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Weighted		Weighted
		Average		Average
	Number of Stock	Grant	Number of	Grant
	Options/SARs	Price	Stock Options	Price

Outstanding at January 1	10,150	$35.29	9,698	$28.26
Granted	216	71.61	154	73.59
Exercised (1)	(534)	21.86	(480)	16.25
Forfeited	(85)	52.59	(67)	45.10
Outstanding at June 30 (2)	9,747	$36.67	9,305	$29.36

Vested or Expected to Vest (3)	9,469	$36.19	8,816	$29.31

Exercisable at June 30 (4)	4,998	$22.08	4,231	$17.27

(1) The total intrinsic value of stock options exercised for the six months ended June 30, 2007 and 2006 was $27 million and $30 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the options.
(2) The total intrinsic value of stock options/SARs outstanding at June 30, 2007 and 2006 was $355 million and $372 million, respectively. At June 30, 2007 and 2006, the weighted average remaining contractual life was 5.3 years and 6.2 years, respectively.
(3) The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2007 and 2006 was $350 million and $353 million, respectively. At June 30,
      2007 and 2006, the weighted average remaining contractual life was 5.3 years and 6.2 years, respectively.
(4) The total intrinsic value of stock options/SARs exercisable at June 30, 2007 and 2006 was $255 million and $220 million, respectively. At June 30, 2007 and 2006, the weighted average remaining contractual life was 4.5 years and 5.2 years, respectively.

At June 30, 2007, unrecognized compensation expense related to non-vested stock options, SARs and ESPP grants totaled $66.3 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.8 years.

Restricted Stock and Units. Under the Plans, employees may be granted restricted (non-vested) stock and/or units without cost to them. The restricted stock and units generally vest five years after the date of grant, except for certain bonus grants, and as defined in individual grant agreements. Upon vesting, restricted stock is released to the employee and restricted units are converted into common stock and released to the employee. Stock-based compensation expense related to restricted stock and units totaled $6.6 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively, and $12.4 million and $6.1 million for the six months ended June 30, 2007 and 2006, respectively.

The following table sets forth the restricted stock and units transactions for the six-month periods ended June 30, 2007 and 2006 (shares and units and dollars in thousands, except per share data):

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	2,301	$36.13	2,544	$26.04
Granted	520	67.99	267	67.07
Released (1)	(245)	18.37	(649)	20.68
Forfeited	(47)	53.13	(11)	51.31
Outstanding at June 30 (2)	2,529	$44.08	2,151	$32.62

(1) The total intrinsic value of restricted stock and units released for the six months ended June 30, 2007 and 2006 was $16 million and $47 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and units are released.
(2) The aggregate intrinsic value of restricted stock and units outstanding at June 30, 2007 and 2006 was approximately $185 million and $149 million, respectively.

At June 30, 2007, unrecognized compensation expense related to restricted stock and units totaled $77 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 2.7 years.

3. Earnings Per Share

The following table sets forth the computation of Net Income Per Share Available to Common for the three-month and six-month periods ended June 30 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator for Basic and Diluted Earnings Per Share -
Net Income	$307,053	$331,417	$524,720	$758,124
Less: Preferred Stock Dividends	990	1,858	1,865	3,716
Net Income Available to Common	$306,063	$329,559	$522,855	$754,408

Denominator for Basic Earnings Per Share -
Weighted Average Shares	243,227	241,613	242,976	241,370
Potential Dilutive Common Shares -
Stock Options/SARs	3,077	3,356	2,996	3,453
Restricted Stock and Units	957	918	1,037	1,004
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	247,261	245,887	247,009	245,827

Net Income Per Share Available to Common
Basic	$1.26	$1.36	$2.15	$3.13
Diluted	$1.24	1.34	$2.12	$3.07

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. The excluded stock options and SARs totaled 1.9 million and 1.6 million for the three months ended June 30, 2007 and 2006, respectively, and 3.3 million and 1.6 million for the six months ended June 30, 2007 and 2006, respectively.

4. Supplemental Cash Flow Information

Cash paid for interest and income taxes (net of receipts) for the six-month periods ended June 30 was as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006

Interest	$17,226	$22,074
Income Taxes	$27,426	$132,580

5. Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three-month and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Comprehensive Income
Net Income	$307,053	$331,417	$524,720	$758,124
Other Comprehensive Income
Foreign Currency Translation Adjustments	132,137	66,633	148,489	64,876
Foreign Currency Swap Transaction	3,203	1,610	5,353	2,156
Income Tax Provision Related
to Foreign Currency Swap Transaction	(1,090)	(1,159)	(1,705)	(1,342)
Deferred Postretirement Benefit Costs	40	-	77	-
Total	$441,343	$398,501	$676,934	$823,814

6. Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Operating Revenues
United States	$813,231	$676,637	$1,442,390	$1,455,039
Canada	158,826	145,288	302,293	322,267
Trinidad	73,830	81,840	160,938	174,429
United Kingdom	9,356	15,323	24,835	51,889
Total	$1,055,243	$919,088	$1,930,456	$2,003,624

Operating Income (Loss)
United States	$324,246	$325,203	$535,990	$758,959
Canada	70,138	69,707	128,935	166,481
Trinidad	52,810	53,119	116,400	123,568
United Kingdom	434	6,837	3,400	34,286
Other	(10)	(32)	(72)	(32)
Total	447,618	454,834	784,653	1,083,262

Reconciling Items
Other Income, Net	29,069	21,844	34,993	36,400
Interest Expense, Net	10,818	12,384	18,456	25,537
Income Before Income Taxes	$465,869	$464,294	$801,190	$1,094,125

7. Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations," for the six-month periods ended June 30 (in thousands):

	Six Months Ended
	June 30,
	2007	2006

Carrying Amount at Beginning of Period	$182,407	$161,488
Liabilities Incurred	10,123	4,633
Liabilities Settled	(5,339)	(2,937)
Accretion	5,062	4,623
Revisions	(126)	(52)
Foreign Currency Translations	799	1,904
Carrying Amount at End of Period	$192,926	$169,659

Current Portion	$8,614	$5,424
Noncurrent Portion	$184,312	$164,235

8. Suspended Well Costs

EOG's net changes in suspended well costs for the six-month period ended June 30, 2007 in accordance with FASB Staff Position No. 19-1, "Accounting for Suspended Well Costs," are presented below (in thousands):

Six Months
Ended
June 30,
2007

Balance at December 31, 2006	$77,365
Additions Pending the Determination of Proved Reserves	78,784
Reclassifications to Proved Properties	(18,450)
Charged to Dry Hole Costs	(4,250)
Foreign Currency Translations	5,463
Balance at June 30, 2007	$138,912

The following table provides an aging of suspended well costs as of June 30, 2007 (in thousands, except well count):

	As of
	June 30,
	2007

Capitalized exploratory well costs that have been
capitalized for a period less than one year	$114,193
Capitalized exploratory well costs that have been
capitalized for a period greater than one year	24,719	(1)
Total	$138,912
Number of projects that have exploratory well costs that have been
capitalized for a period greater than one year	1

(1) Amount represents an outside operated, winter access only, Northwest Territories discovery. During the first six months of 2007, the Canadian government indicated
      they were prepared to grant a significant discovery license for the D-57 area. The size of the license is being negotiated by the operator prior to the formal acceptance of the license. The operator plans to submit a second significant discovery application in the second half of 2007 for the B-44 area after the size of the D-57 license has been determined. A significant discovery license holds the lease indefinitely for the licensee.

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

10. Pension and Postretirement Benefits

Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. For the six months ended June 30, 2007 and 2006, EOG's total costs recognized for these pension plans were $8.0 million and $6.9 million, respectively.

In addition, as more fully discussed in Note 6 to Consolidated Financial Statements in EOG's 2006 Annual Report, EOG's Canadian, Trinidadian and United Kingdom subsidiaries maintain various pension and savings plans for most of their employees. For the six months ended June 30, 2007 and 2006, combined contributions to these pension plans were $1.0 million and $1.4 million, respectively.

Postretirement Plan. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents. For the six months ended June 30, 2007, EOG's total contributions to these plans amounted to approximately $55,000. The net periodic pension costs recognized for the postretirement medical and dental plans were approximately $357,000 and $334,000, respectively, for the six months ended June 30, 2007 and 2006.

11. Long-Term Debt

At June 30, 2007, the $98 million principal amount of the 6.50% Notes due 2007 and $170 million principal amount of commercial paper were classified as long-term debt based upon EOG's intent and ability to ultimately replace such amounts with long-term debt.

The weighted average interest rate for commercial paper borrowings was 5.55% at June 30, 2007. The weighted average interest rate for commercial paper borrowings for the six months ended June 30, 2007 was 5.36%.

On May 18, 2007, EOG amended its 5-year, $600 million unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders and JP Morgan Chase Bank N.A., as Administrative Agent, to increase the facility from $600 million to $1.0 billion and to provide EOG the option to request letters of credit to be issued in an aggregate amount of up to $1.0 billion, replacing the previous limitation of up to $200 million. Concurrent with the effectiveness of the amendment, the maturity date of the Agreement was extended from June 28, 2011 to June 28, 2012. At June 30, 2007 there were no borrowings or letters of credit outstanding under the Agreement. Advances under the Agreement accrue interest based, at EOG's option, on either London InterBank Offering Rate plus an applicable margin (Eurodollar rate) or the base rate of the Agreement's administrative agent. At June 30, 2007, the Eurodollar rate and applicable base rate, had there been an amount borrowed under the Agreement, would have been 5.51% and 8.25%, respectively.

In the first six months of 2007, EOGI International Company, a wholly owned foreign subsidiary of EOG, repaid $30 million of the $60 million year-end 2006 outstanding balance of its $600 million, 3-year unsecured Senior Term Loan Agreement (Term Loan Agreement). Borrowings under the Term Loan Agreement accrue interest based, at EOG's option, on either the Eurodollar rate or the base rate of the Term Loan Agreement's administrative agent. The applicable Eurodollar rate for the $30 million outstanding at June 30, 2007 was 5.72%. The weighted average Eurodollar rate for the amounts outstanding for the six months ended June 30, 2007 was 5.72%.

On May 12, 2006, EOG Resources Trinidad Limited, a wholly-owned foreign subsidiary of EOG, entered into a 3-year $75 million Revolving Credit Agreement (Credit Agreement). Borrowings under the Credit Agreement accrue interest based, at EOG's option, on either the Eurodollar rate or the base rate of the Credit Agreement's administrative agent. At June 30, 2007, EOG had $75 million outstanding under the Credit Agreement. The applicable Eurodollar rate at June 30, 2007 was 5.72%. The weighted average Eurodollar rate for the amounts outstanding during the first six months of 2007 was 5.75%.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview

EOG Resources, Inc. and its subsidiaries (EOG) is one of the largest independent (non-integrated) oil and natural gas companies in the United States with proved reserves in the United States, Canada, offshore Trinidad and the United Kingdom North Sea. EOG operates under a consistent business and operational strategy that focuses predominantly on achieving a strong reinvestment rate of return, drilling internally generated prospects, delivering long-term production growth and maintaining a strong balance sheet.

Operations. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG plans to continue to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's crude oil and natural gas production. Production in the United States and Canada accounted for approximately 82% of total company production in the first six months of 2007. Based on current trends, EOG expects its United States production to increase at a greater rate than its other operating areas in the second half of 2007. EOG's major United States producing areas are Louisiana, New Mexico, Oklahoma, Texas, Utah and Wyoming.

Although EOG continues to focus on United States and Canada natural gas, EOG sees an increasing linkage between United States and Canada natural gas demand and Trinidad natural gas supply. For example, liquefied natural gas (LNG) imports from existing and planned facilities in Trinidad are contenders to meet increasing United States natural gas demand. In addition, ammonia, methanol and chemical production has been relocating from the United States and Canada to Trinidad, driven by attractive natural gas feedstock prices in the island nation. EOG believes that its existing position with the supply contracts to two ammonia plants, a methanol plant and the Atlantic LNG Train 4 (ALNG) plant will continue to give its portfolio an even broader exposure to United States and Canada natural gas fundamentals. EOG delivered gas at the contractual rate of 30 MMcfd, gross (13 MMcfd, net) beginning in May 2007 when ALNG reached commercial status.

In July 2007, EOG executed a 15 year natural gas contract with the National Gas Company of Trinidad and Tobago (NGC) for the sale of approximately 110 MMcfd, gross (75 MMcfd, net to EOG, based on current pricing and operating assumptions). EOG expects to begin initial delivery under this contract in early 2010 from its first discovery on Block 4(a) , subject to the completion of a pipeline by NGC.

In addition to EOG's ongoing production from the Valkyrie and Arthur Fields in the United Kingdom North Sea, EOG participated in the drilling and successful testing of the Columbus prospect, a farm-in opportunity, in the Central North Sea Block 23/16f at the end of 2006. A rig has been contracted by the operator to drill an appraisal well on this prospect in the third quarter of 2007. EOG is also participating in an exploratory well that spud in July 2007 on the Eos prospect located in the Southern North Sea Block 48/11c.

EOG continues to evaluate other select natural gas and crude oil opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.

                                                                                                                                                    -16-

Capital Structure. One of management's key strategies is to keep a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 12% at June 30, 2007 and March 31, 2007. During the first six months of 2007, EOG funded its capital programs by utilizing cash provided from its operating activities and net commercial paper and revolving credit facility borrowings.  Management believes that cash provided by operating activities will continue to be the primary funding source for capital expenditures.  Cash from operating activities is sensitive to many factors, including commodity prices, which may cause capital expenditures to exceed cash provided by operating activities.  For the remainder of 2007, management anticipates increasing debt to fund any shortfall between cash provided by operating activities and EOG's 2007 capital program.

On May 18, 2007, EOG amended its 5-year, $600 million unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders and JP Morgan Chase Bank N.A., as Administrative Agent, to increase the facility from $600 million to $1.0 billion and to provide EOG the option to request letters of credit to be issued in an aggregate amount of up to $1.0 billion, replacing the previous limitation of up to $200 million. Concurrent with the effectiveness of the amendment, the maturity date of the Agreement was extended from June 28, 2011 to June 28, 2012.

For 2007, EOG's estimated exploration and development expenditure budget is approximately $3.6 billion, excluding acquisitions. United States and Canada natural gas drilling activity continues to be a key component of this effort. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Other. EOG has decided to sell the majority of its producing shallow gas assets and surrounding acreage in the Appalachian Basin in order to reallocate resources to focus on larger potential plays in North America. The Appalachian area includes approximately 2,400 wells which account for approximately 2% of EOG's  United States production and its total year-end 2006 proved reserves. EOG will retain certain of its undeveloped acreage in this area and continue its shale exploration program. EOG intends to solicit bids from interested parties and will agree to a sale only if the terms are acceptable to management.

Results of Operations

The following review of operations for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included with this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Net Operating Revenues. During the second quarter of 2007, net operating revenues increased $136 million, or 15%, to $1,055 million from $919 million for the same period of 2006. Total wellhead revenues, which are revenues generated from sales of natural gas, crude oil, condensate and natural gas liquids, increased $181 million, or 22%, to $1,009 million from $828 million for the same period of 2006.

Wellhead volume and price statistics for the three-month periods ended June 30 were as follows:

	Three Months Ended
	June 30,
	2007	2006
Natural Gas Volumes (MMcfd) (1)
United States	960	776
Canada	232	225
United States and Canada	1,192	1,001
Trinidad	250	265
United Kingdom	22	25
Total	1,464	1,291

Average Natural Gas Prices ($/Mcf) (2)
United States	$6.80	$6.33
Canada	6.70	6.28
United States and Canada Composite	6.78	6.32
Trinidad	2.04	2.18
United Kingdom	4.35	6.34
Composite	5.93	5.47

Crude Oil and Condensate Volumes (MBbld) (1)
United States	23.4	19.5
Canada	2.4	2.4
United States and Canada	25.8	21.9
Trinidad	4.0	4.8
United Kingdom	0.1	0.1
Total	29.9	26.8

Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$61.38	$67.69
Canada	60.08	62.62
United States and Canada Composite	61.26	67.06
Trinidad	75.16	67.47
United Kingdom	68.82	65.80
Composite	63.15	67.13

Natural Gas Liquids Volumes (MBbld) (1)
United States	10.4	9.0
Canada	1.1	0.6
Total	11.5	9.6

Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$45.35	$41.02
Canada	42.30	46.55
Composite	45.04	41.38

Natural Gas Equivalent Volumes (MMcfed) (3)
United States	1,163	947
Canada	253	244
United States and Canada	1,416	1,191
Trinidad	274	293
United Kingdom	23	26
Total	1,713	1,510

Total Bcfe (3)	155.8	137.4

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

Wellhead natural gas revenues for the second quarter of 2007 increased $147 million, or 23%, to $790 million from $643 million for the same period of 2006. The increase was due to increased natural gas deliveries ($86 million) and a higher composite average wellhead natural gas price ($61 million). The composite average wellhead price for natural gas increased 8% to $5.93 per Mcf for the second quarter of 2007 from $5.47 per Mcf for the same period of 2006.

Natural gas deliveries increased 173 MMcfd, or 13%, to 1,464 MMcfd for the second quarter of 2007 from 1,291 MMcfd for the same period of 2006. The increase was primarily due to higher production in the United States (184 MMcfd) and Canada (7 MMcfd), partially offset by decreased production in Trinidad (15 MMcfd). The increase in the United States was primarily attributable to increased production in Texas (127 MMcfd), the Rocky Mountain area (28 MMcfd), Kansas (19 MMcfd) and Mississippi (9 MMcfd). The decrease in Trinidad was primarily due to second quarter 2006 volumes reflecting higher demand and EOG supplying gas for use in ALNG's start-up phase. In 2007, ALNG remained in the start-up phase but did not require any gas from EOG until May when ALNG reached commercial status and EOG began supplying gas under the ALNG take-or-pay contract.

Wellhead crude oil and condensate revenues for the second quarter of 2007 increased $23 million, or 15%, to $172 million from $149 million for the same period of 2006. The increase was due to increased wellhead crude oil and condensate deliveries ($34 million), partially offset by a lower composite average wellhead crude oil and condensate price ($11 million). The composite average wellhead crude oil and condensate price for the second quarter of 2007 was $63.15 per barrel compared to $67.13 per barrel for the same period of 2006.

Natural gas liquids revenues for the second quarter of 2007 increased $11 million, or 30%, to $47 million from $36 million for the same period of 2006. The increase was due to increased deliveries ($7 million) and a higher composite average price ($4 million).

During the second quarter of 2007, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $44 million compared to a gain of $91 million for the same period of 2006. During the second quarter of 2007, the net cash inflow related to settled natural gas and crude oil financial price swap contracts was $19 million compared to the net cash inflow related to settled natural gas financial collar and price swap contracts of $64 million for the same period of 2006.

Operating and Other Expenses. For the second quarter of 2007, operating expenses of $608 million were $144 million higher than the $464 million incurred in the second quarter of 2006. The following table presents the costs per Mcfe for the three-month periods ended June 30:

	Three Months Ended
	June 30,
	2007	2006

Lease and Well	$0.79	$0.64
Transportation Costs	0.27	0.19
Depreciation, Depletion and Amortization (DD&A)	1.67	1.42
General and Administrative (G&A)	0.30	0.28
Interest Expense, Net	0.07	0.09
Total Per-Unit Costs(1)	$3.10	$2.62

(1) Total per-unit costs do not include taxes other than income, exploration costs, dry hole costs and impairments.

The changes in per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net for the three months ended June 30, 2007 compared to the same period of 2006 were due primarily to the reasons set forth below.

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

Lease and well expenses of $123 million for the second quarter of 2007 increased $36 million from $87 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($18 million) and Canada ($7 million); higher workover expenditures in the United States ($6 million); and higher lease and well administrative expenses ($5 million).

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

Transportation costs of $42 million for the second quarter of 2007 increased $16 million from $26 million for the same prior year period primarily due to increased production in the Fort Worth Basin Barnett Shale Play.

DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method. EOG's DD&A rate and expense are the composite of numerous individual field calculations. There are several factors that can impact EOG's composite DD&A rate and expense, such as the field production profiles; drilling or acquisition of new wells; disposition of existing wells; reserve revisions (upward or downward) primarily related to well performance; and impairments. Changes to these factors may cause EOG's composite DD&A rate and expense to fluctuate from quarter to quarter.

DD&A expenses of $260 million for the second quarter of 2007 increased $67 million from the same prior year period primarily due to increased production ($36 million) and DD&A rates ($29 million) in the United States.

G&A expenses of $47 million for the second quarter of 2007 were $9 million higher than the same prior year period primarily due to higher employee-related costs ($6 million) and higher office rent ($1 million).

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are determined based on wellhead sales and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2007 increased $15 million to $62 million (6.1% of wellhead revenues) from $47 million (5.7% of wellhead revenues) for the same prior year period. The increase was due to an increase in severance/production taxes as a result of increased wellhead revenues in the United States ($10 million) and lower 2007 credits taken for Texas high cost gas severance tax rate reductions ($2 million).

Exploration costs of $41 million for the second quarter of 2007 increased $6 million from $35 million for the same prior year period primarily due to increased geological and geophysical expenditures in the United States ($4 million) and Canada ($1 million).

Impairments include amortization of unproved leases, as well as impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires an entity to compute impairments to the carrying value of long-lived assets based on future cash flow analysis. Impairments of $21 million for the second quarter of 2007 decreased by $2 million compared to $23 million in the same prior year period primarily due to decreased SFAS No. 144 related impairments ($4 million), partially offset by increased amortization of unproved leases in the United States ($2 million). Under SFAS No. 144, EOG recorded impairments of $6 million and $10 million for the second quarters of 2007 and 2006, respectively.

Other income, net was $29 million for the second quarter of 2007 compared to $22 million for the same prior year period. The increase of $7 million was primarily due to higher gains on sales of properties ($11 million) and net foreign currency transaction gains in 2007 ($2 million), partially offset by decreased interest income ($6 million).

Income tax provision of $159 million for the second quarter of 2007 increased $26 million compared to the same prior year period due primarily to an increase in foreign income taxes ($29 million), largely related to the 2006 reductions in the Canadian federal tax rate ($19 million) and the Alberta, Canada provincial tax rate ($13 million), partially offset by lower 2007 United States state income taxes ($6 million). The net effective tax rate for the second quarter of 2007 increased to 34% from 29% for the same prior year period.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Net Operating Revenues. During the first six months of 2007, net operating revenues decreased $74 million, or 4%, to $1,930 million from $2,004 million for the same period of 2006. Total wellhead revenues increased $118 million, or 7%, to $1,920 million from $1,802 million for the same period of 2006.

Wellhead volume and price statistics for the six-month periods ended June 30 were as follows:

	Six Months Ended
	June 30,
	2007	2006
Natural Gas Volumes (MMcfd)
United States	938	767
Canada	227	227
United States and Canada	1,165	994
Trinidad	251	274
United Kingdom	26	30
Total	1,442	1,298

Average Natural Gas Prices ($/Mcf)
United States	$6.61	$7.04
Canada	6.57	7.08
United States and Canada Composite	6.60	7.04
Trinidad	2.42	2.31
United Kingdom	5.04	9.32
Composite	5.85	6.10

Crude Oil and Condensate Volumes (MBbld)
United States	22.6	20.2
Canada	2.5	2.5
United States and Canada	25.1	22.7
Trinidad	4.2	5.2
United Kingdom	0.1	0.1
Total	29.4	28.0

Average Crude Oil and Condensate Prices ($/Bbl)
United States	$57.75	$63.70
Canada	55.88	57.12
United States and Canada Composite	57.56	62.92
Trinidad	67.32	64.45
United Kingdom	59.61	61.04
Composite	58.96	63.21

Natural Gas Liquids Volumes (MBbld)
United States	10.0	8.1
Canada	1.1	0.7
Total	11.1	8.8

Average Natural Gas Liquids Prices ($/Bbl)
United States	$41.40	$39.32
Canada	39.39	44.56
Composite	41.20	39.72

Natural Gas Equivalent Volumes (MMcfed)
United States	1,134	937
Canada	248	246
United States and Canada	1,382	1,183
Trinidad	276	305
United Kingdom	27	30
Total	1,685	1,518

Total Bcfe	305.0	274.8

Wellhead natural gas revenues for the first six months of 2007 increased $94 million, or 7%, to $1,526 million from $1,432 million for the same period of 2006. The increase was due to increased natural gas deliveries ($160 million), partially offset by a lower composite wellhead natural gas price ($66 million). The composite average wellhead price for natural gas decreased 4% to $5.85 per Mcf for the first six months of 2007 from $6.10 per Mcf for the same period of 2006.

Natural gas deliveries increased 144 MMcfd, or 11%, to 1,442 MMcfd for the first six months of 2007 from 1,298 MMcfd for the same period of 2006. The increase was due to higher production in the United States (171 MMcfd), partially offset by decreased production in Trinidad (23 MMcfd). The increase in the United States was primarily attributable to increased production in Texas (125 MMcfd), the Rocky Mountain area (25 MMcfd) and Kansas (17 MMcfd). The decrease in Trinidad was due to volumes in the first six months of 2006 reflecting higher demand and EOG supplying gas for use in ALNG's start-up phase. In 2007, ALNG remained in the start-up phase but did not require any gas from EOG until May when ALNG reached commercial status and EOG began supplying gas under the ALNG take-or-pay contract.

Wellhead crude oil and condensate revenues for the first six months of 2007 increased $5 million, or 2%, to $311 million from $306 million for the same period of 2006. The increase was due to increased wellhead crude oil and condensate deliveries ($27 million), partially offset by a lower composite average wellhead crude oil and condensate price ($22 million). The composite average wellhead crude oil and condensate price for the first six months of 2007 was $58.96 per barrel compared to $63.21 per barrel for the same period of 2006.

Natural gas liquids revenues for the first six months of 2007 increased $19 million, or 30%, to $83 million from $64 million for the same period of 2006. The increase was due to increases in deliveries ($16 million) and composite average price ($3 million).

During the first six months of 2007, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $4 million compared to a gain of $198 million for the same period of 2006. During the first six months of 2007, the net cash inflow related to settled natural gas and crude oil financial price swap contracts was $66 million compared to the net cash inflow related to settled natural gas financial collar and price swap contracts of $94 million for the same period of 2006.

Operating and Other Expenses. For the first six months of 2007, operating expenses of $1,146 million were $226 million higher than the $920 million incurred in the same period of 2006. The following table presents the costs per Mcfe for the six-month periods ended June 30:

	Six Months Ended
	June 30,
	2007	2006

Lease and Well	$0.75	$0.64
Transportation Costs	0.26	0.20
DD&A	1.65	1.36
G&A	0.30	0.27
Interest Expense, Net	0.06	0.09
Total Per-Unit Costs(1)	$3.02	$2.56

(1) Total per-unit costs do not include taxes other than income, exploration costs, dry hole costs and impairments.

The changes in per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net for the six months ended June 30, 2007 compared to the same period of 2006 were due primarily to the reasons set forth below.

Lease and well expenses of $228 million for the first six months of 2007 were $53 million higher than the same prior year period primarily due to higher operating and maintenance expenses in the United States ($31 million) and Canada ($6 million); higher lease and well administrative expenses ($9 million); and higher workover expenditures in the United States ($8 million).

Transportation costs of $79 million for the first six months of 2007 increased $25 million from $54 million for the same prior year period primarily due to increased production in the Fort Worth Basin Barnett Shale Play.

DD&A expenses of $504 million for the first six months of 2007 increased $134 million from the same prior year period primarily due to increased DD&A rates in the United States ($64 million), Canada ($8 million) and the United Kingdom ($2 million); and increased production in the United States ($59 million).

G&A expenses of $91 million for the first six months of 2007 were $16 million higher than the same prior year period primarily due to higher employee-related expenses ($13 million) and higher office rent ($2 million).

Taxes other than income for the first six months of 2007 increased $2 million to $103 million (5.3% of wellhead revenues) from $101 million (5.6% of wellhead revenues) for the same prior year period. The increase was primarily due to increased ad valorem/property taxes, partially offset by decreased severance/production taxes. Ad valorem/property taxes increased primarily due to higher property valuations in the United States ($3 million). Severance/production taxes in the United States decreased primarily due to higher 2007 credits taken for Texas high cost gas severance tax rate reductions ($15 million), partially offset by an increase in wellhead revenues in the United States ($11 million) and changes to Trinidad tax legislation governing the Supplemental Petroleum Tax which resulted in an adjustment that decreased production tax expense in the first six months of 2006 ($3 million).

Interest expense, net was $18 million for the first six months of 2007, down $7 million compared to the same prior year period primarily due to higher capitalized interest ($4 million) and a slightly lower average debt balance ($2 million).

Exploration costs of $68 million for the first six months of 2007 decreased $7 million from $75 million for the same prior year period primarily due to decreased geological and geophysical expenditures in the United States ($12 million), partially offset by increased geological and geophysical expenditures in Canada ($2 million) and higher employee-related costs ($4 million).

Impairments were $45 million for both six-month periods ended June 30, 2007 and 2006. SFAS No. 144 related impairments decreased ($4 million) and amortization of unproved leases increased in the United States ($3 million) and Canada ($1 million). Under SFAS No. 144, EOG recorded impairments of $16 million and $20 million for the six months ended June 30, 2007 and 2006, respectively.

Income tax provision of $276 million for the first six months of 2007 decreased $60 million compared to the same prior year period due primarily to a lower tax provision resulting from decreased pretax income ($103 million), partially offset by an increase in foreign income taxes ($46 million), largely related to the 2006 reductions in the Canadian federal tax rate ($19 million) and the Alberta, Canada provincial tax rate ($13 million). The net effective tax rate for the first six months of 2007 increased to 35% from 31% for the same prior year period.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2007 were funds generated from operations and net commercial paper and revolving credit facility borrowings. The primary uses of cash were funds used in operations, exploration and development expenditures, dividend payments to shareholders and repayment of debt. During the first six months of 2007, EOG's cash balance decreased $160 million to $58 million from $218 million at December 31, 2006.

Net cash provided by operating activities of $1,422 million for the first six months of 2007 increased $45 million compared to the same period of 2006 primarily reflecting an increase in wellhead revenues ($118 million) and a decrease in cash paid for interest and income taxes ($110 million), partially offset by unfavorable changes in working capital and other assets and liabilities ($135 million), an increase in cash operating expenses ($54 million) and a decrease in the net cash flows from settlement of financial commodity derivative contracts ($28 million).

Net cash used in investing activities of $1,722 million for the first six months of 2007 increased by $542 million compared to the same period of 2006 due primarily to increased additions to oil and gas properties.

Net cash provided by financing activities was $137 million for the first six months of 2007 compared to net cash used in financing activities of $88 million for the same period of 2006. Cash provided by financing activities for 2007 included net commercial paper and Trinidad revolving credit facility borrowings ($180 million), proceeds from sales of treasury stock attributable to employee stock option exercises and employee stock purchase plan ($14 million), and excess tax benefits from stock-based compensation expenses ($11 million). Cash used by financing activities for 2007 included cash dividend payments ($38 million) and repayments of long-term debt borrowings ($30 million).

Total Exploration and Development Expenditures. The table below presents total exploration and development expenditures for the six-month periods ended June 30 (in millions):

	Six Months Ended
	June 30,
	2007	2006

United States	$1,540	$1,024
Canada	182	153
United States and Canada	1,722	1,177
Trinidad	89	70
United Kingdom	3	15
Other	2	3
Exploration and Development Expenditures	1,816	1,265
Asset Retirement Costs	11	4
Total Exploration and Development Expenditures	$1,827	$1,269

Total exploration and development expenditures of $1,827 million for the first six months of 2007 were $558 million higher than the same period of 2006. The 2007 exploration and development expenditures of $1,816 included $1,441 million in development, $361 million in exploration, $13 million in capitalized interest and $1 million in property acquisitions. The 2006 exploration and development expenditures of $1,265 included $920 million in development, $330 million in exploration, $9 million in capitalized interest and $6 million in property acquisitions.

Higher development expenditures for the first six months of 2007 of $521 million were due primarily to increased development drilling expenditures in the United States ($349 million), Trinidad ($48 million) and Canada ($12 million); and increased expenditures related to infrastructure facilities in the United States ($104 million) and Canada ($7 million).

Higher exploration expenditures for the first six months of 2007 of $31 million were primarily due to increased expenditures for leasehold acquisitions in the United States ($36 million), increased exploratory drilling expenditures, including dry hole costs, in the United States ($27 million) and Canada ($8 million), partially offset by decreased exploratory drilling expenditures, including dry hole costs, in Trinidad ($26 million); and decreased geological and geophysical expenditures in the United States ($12 million).

The level of exploration and development expenditures, including acquisitions, will vary in future periods depending on energy market conditions and other related economic factors. EOG has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. While EOG has certain continuing commitments associated with expenditure plans related to operations in the United States, Canada, Trinidad and the United Kingdom North Sea, such commitments are not expected to be material when considered in relation to the total financial capacity of EOG.

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

The total fair value of the natural gas financial price swap contracts at June 30, 2007 was a positive $63 million. Subsequent to June 30, 2007, EOG has entered into additional natural gas financial price swap contracts covering notional volumes of 90,000 million British thermal units per day (MMBtud) for the period January 2008 through December 2008 at an average price of $8.54 per million British thermal units (MMBtu). Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at August 1, 2007 with notional volumes expressed in MMBtud and prices in dollars per MMBtu ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2007
July (closed)	120,000	$ 8.84
August (closed)	120,000	8.92
September	120,000	9.00
October	120,000	9.14
November	120,000	9.94
December	120,000	10.70
2008
January	160,000	$ 9.44
February	160,000	9.44
March	160,000	9.25
April	160,000	8.28
May	160,000	8.21
June	160,000	8.29
July	160,000	8.38
August	160,000	8.46
September	160,000	8.51
October	160,000	8.62
November	160,000	9.07
December	160,000	9.53

The total fair value of the crude oil financial price swap contracts at June 30, 2007 was a positive $5 million. Presented below is a comprehensive summary of EOG's 2007 crude oil financial price swap contracts at August 1, 2007 with notional volumes expressed in barrels per day (Bbld) and prices in dollars per barrel ($/Bbl).

Crude Oil Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(Bbld)	($/Bbl)
2007
July (closed)	4,000	$ 78.28
August	4,000	78.16
September	4,000	78.03
October	4,000	77.91
November	4,000	77.75
December	4,000	77.57

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

  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, foreign currency exchange rates, interest rates and financial market conditions;

  the extent and effect of any hedging activities engaged in by EOG;

  the timing and impact of liquefied natural gas imports;

  changes in demand or prices for ammonia or methanol;

  the extent of EOG's success in discovering, developing, marketing and producing reserves and in acquiring oil and gas properties;

  the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may therefore be imprecise;

  the ability to achieve production levels from existing and future oil and gas development projects due to operating hazards, drilling risks and the inherent uncertainties in predicting oil and gas reservoir performance;

  the availability and cost of drilling rigs, experienced drilling crews, tubular steel and other materials, equipment and services used in drilling and well completions;

  the availability, terms and timing of mineral licenses and leases and governmental and other permits and rights of way;

  access to surface locations for drilling and production facilities;

  the availability and capacity of gathering, processing and pipeline transportation facilities;

  the availability of compression uplift capacity;

  the extent to which EOG can economically develop its Barnett Shale acreage outside of Johnson County, Texas;

  whether EOG is successful in its efforts to more densely develop its acreage in the Barnett Shale and other production areas;

  political developments around the world and the enactment of new government policies, legislation and regulations;

  acts of war and terrorism and responses to these acts; and

  weather, including weather-related delays in the installation of gathering and production facilities.

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

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in the Derivative Transactions, Financing, Foreign Currency Exchange Rate Risk and Outlook sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," on pages 29 through 32 of the Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			(c)
	(a)		Total Number of	(d)
	Total	(b)	Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	Per Share	Programs	The Plans or Programs(2)

April 1, 2007 - April 30, 2007	182	$73.44	-	6,386,200
May 1, 2007 - May 31, 2007	-	-	-	6,386,200
June 1, 2007 - June 30, 2007	-	-	-	6,386,200
Total	182	73.44	-

(1) Represents 182 shares that were withheld by or returned to EOG to satisfy tax withholding obligations that arose upon the exercise of employee stock options or the vesting of restricted stock or units.
(2) In September 2001, EOG announced that its Board of Directors authorized the repurchase of up to 10,000,000 shares of EOG's common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of EOG Resources, Inc. was held on April 24, 2007, in Houston, Texas, for the purpose of electing a board of directors and ratifying the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

(a) Each of the directors nominated by the Board and listed in the proxy statement was elected with votes as follows:

	Shares	Shares
Nominee	For	Withheld

George A. Alcorn	220,920,462	3,443,794
Charles R. Crisp	220,962,051	3,402,205
Mark G. Papa	219,833,565	4,530,692
Edmund P. Segner, III (1)	211,442,073	12,922,183
William D. Stevens	220,984,475	3,379,782
H. Leighton Steward	220,988,035	3,376,222
Donald F. Textor	209,987,868	14,376,389
Frank G. Wisner	220,955,315	3,408,941

(1) EOG has approved Mr. Segner's request for "Company-approved retirement prior to age 62" effective November 30, 2008.
      Effective June 30, 2007, Mr. Segner remains an officer, but is no longer principal financial officer, an executive officer, or a director of EOG.

(b) The ratification of the appointment of Deloitte & Touche LLP, independent registered public accountants, as EOG's independent auditors for the year ending December 31, 2007 was ratified by the following vote: 223,141,463 shares for; 63,492 shares against; and 1,159,301 shares abstaining.

ITEM 6. Exhibits
*10.1 -

Second Amendment, dated May 18, 2007, to Revolving Credit Agreement, dated June 28, 2005, among EOG Resources, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto.

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

EOG RESOURCES, INC.
(Registrant)

Date: August 2, 2007	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

*10.1 -

Second Amendment, dated May 18, 2007, to Revolving Credit Agreement, dated June 28, 2005, among EOG Resources, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto.

*31.1 -	Section 302 Certification of Periodic Report of Chief Executive Officer.

*31.2 -	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1 -	Section 906 Certification of Periodic Report of Chief Executive Officer.

*32.2 -	Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith