Form 10-Q
period 2008-09-30
EOG RESOURCES INC
filed 2008-11-03
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	249,580,653 (as of October 27, 2008)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Operating Revenues
Natural Gas	$1,259,130	$679,992	$3,637,325	$2,196,290
Crude Oil, Condensate and Natural Gas Liquids	574,402	258,273	1,494,043	651,833
Gains on Mark-to-Market Commodity
Derivative Contracts	1,381,733	43,591	69,067	47,893
Other, Net	4,241	4,307	152,570	29,871
Total	3,219,506	986,163	5,353,005	2,925,887

Operating Expenses
Lease and Well	151,342	120,091	422,679	347,604
Transportation Costs	78,136	39,913	203,205	109,452
Exploration Costs	37,943	38,840	145,397	106,440
Dry Hole Costs	12,849	46,046	28,062	74,672
Impairments	32,142	42,014	113,591	86,860
Depreciation, Depletion and Amortization	346,247	279,189	958,740	783,311
General and Administrative	70,893	48,101	185,459	139,163
Taxes Other Than Income	97,771	47,111	279,866	149,806
Total	827,323	661,305	2,336,999	1,797,308

Operating Income	2,392,183	324,858	3,016,006	1,128,579
Other Income, Net	13,864	6,311	28,756	22,236
Income Before Interest Expense and Income Taxes	2,406,047	331,169	3,044,762	1,150,815
Interest Expense, Net	12,095	12,571	33,315	31,027
Income Before Income Taxes	2,393,952	318,598	3,011,447	1,119,788
Income Tax Provision	837,667	114,595	1,036,000	391,065
Net Income	1,556,285	204,003	1,975,447	728,723
Preferred Stock Dividends	-	1,637	443	3,502
Net Income Available to Common Stockholders	$1,556,285	$202,366	$1,975,004	$725,221

Net Income Per Share Available to Common Stockholders
Basic	$6.30	$0.83	$8.02	$2.98
Diluted	$6.20	$0.82	$7.88	$2.93

Average Number of Common Shares
Basic	247,155	243,486	246,343	243,140
Diluted	250,930	247,425	250,765	247,275

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
 (In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$885,977	$54,231
Accounts Receivable, Net	1,048,385	835,670
Inventories	146,571	102,322
Assets from Price Risk Management Activities	317,994	100,912
Income Taxes Receivable	8,789	110,370
Deferred Income Taxes	-	33,533
Other	68,801	55,001
Total	2,476,517	1,292,039

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	20,216,168	16,981,836
Other Property, Plant and Equipment	901,209	581,402
	21,117,377	17,563,238
Less: Accumulated Depreciation, Depletion and Amortization	(7,985,007)	(7,133,984)
Total Property, Plant and Equipment, Net	13,132,370	10,429,254
Long-Term Assets Held for Sale	-	254,376
Other Assets	223,843	113,238
Total Assets	$15,832,730	$12,088,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,340,822	$1,152,140
Accrued Taxes Payable	136,254	104,647
Dividends Payable	33,325	22,045
Liabilities from Price Risk Management Activities	118	3,404
Deferred Income Taxes	200,118	108,980
Current Portion of Long-Term Debt	37,000	-
Other	85,443	82,954
Total	1,833,080	1,474,170

Long-Term Debt	1,860,000	1,185,000
Other Liabilities	512,006	368,336
Deferred Income Taxes	2,707,684	2,071,307

Stockholders' Equity
Preferred Stock, $0.01 Par, 10,000,000 Shares Authorized:
Series B, Cumulative, $1,000 Liquidation Preference per Share,
5,000 Shares Outstanding at December 31, 2007	-	4,977
Common Stock, $0.01 Par, 640,000,000 Shares Authorized:
249,752,807 Shares Issued at September 30, 2008 and 249,460,000
Shares Issued at December 31, 2007	202,498	202,495
Additional Paid in Capital	369,128	221,102
Accumulated Other Comprehensive Income	314,982	466,702
Retained Earnings	8,038,477	6,156,721
Common Stock Held in Treasury, 168,395 Shares at
September 30, 2008 and 2,935,313 Shares at December 31, 2007	(5,125)	(61,903)
Total Stockholders' Equity	8,919,960	6,990,094
Total Liabilities and Stockholders' Equity	$15,832,730	$12,088,907

                           The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,975,447	$728,723
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	958,740	783,311
Impairments	113,591	86,860
Stock-Based Compensation Expenses	76,344	46,732
Deferred Income Taxes	790,699	328,005
Other, Net	(135,325)	(21,080)
Dry Hole Costs	28,062	74,672
Mark-to-Market Commodity Derivative Contracts
Total Gains	(69,067)	(47,893)
Realized (Losses) Gains	(237,326)	99,188
Other, Net	14,390	20,778
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(219,947)	78,283
Inventories	(45,354)	4,232
Accounts Payable	221,449	42,830
Accrued Taxes Payable	135,747	(22,834)
Other Assets	(18,756)	(7,780)
Other Liabilities	(3,397)	2,732
Changes in Components of Working Capital Associated with
Investing and Financing Activities	14,389	(44,314)
Net Cash Provided by Operating Activities	3,599,686	2,152,445

Investing Cash Flows
Additions to Oil and Gas Properties	(3,532,343)	(2,472,902)
Additions to Other Property, Plant and Equipment	(320,699)	(204,000)
Proceeds from Sales of Assets	369,669	43,972
Changes in Components of Working Capital Associated with
Investing Activities	(14,501)	44,325
Other, Net	(1,316)	(3,966)
Net Cash Used in Investing Activities	(3,499,190)	(2,592,571)

Financing Cash Flows
Long-Term Debt Borrowings	750,000	610,000
Long-Term Debt Repayments	(38,000)	(60,000)
Dividends Paid	(81,453)	(61,253)
Redemptions of Preferred Stock	(5,395)	(10,641)
Excess Tax Benefits from Stock-Based Compensation	69,824	17,422
Treasury Stock Purchased	(11,266)	(6,497)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	67,414	32,747
Debt Issuance Costs	(6,704)	(4,752)
Other, Net	112	(11)
Net Cash Provided by Financing Activities	744,532	517,015

Effect of Exchange Rate Changes on Cash	(13,282)	6,800

Increase in Cash and Cash Equivalents	831,746	83,689
Cash and Cash Equivalents at Beginning of Period	54,231	218,255
Cash and Cash Equivalents at End of Period	$885,977	$301,944

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Derivative Instruments. As more fully discussed in Note 11 to Consolidated Financial Statements included in EOG's 2007 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar, price swap and basis swap contracts, as a means to manage this price risk. EOG accounts for financial commodity derivative contracts using the mark-to-market accounting method. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

As of January 1, 2008, EOG adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) FASB Interpretation (FIN) No. 39-1, "Amendment of FASB Interpretation No. 39," (FSP FIN No. 39-1) which effectively amends FIN No. 39, "Offsetting of Amounts Related to Certain Contracts." FSP FIN No. 39-1 permits the netting of fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. EOG has elected to employ net presentation of derivative assets and liabilities when FSP FIN No. 39-1 conditions are met. FSP FIN No. 39-1 also requires that when derivative assets and liabilities are presented net, the fair value of the right to reclaim collateral assets (receivable) or the obligation to return cash collateral (payable) is also offset against the net fair value of the corresponding derivative. Netting collateral assets and liabilities against corresponding derivative balances represents a change in accounting policy. At September 30, 2008 and December 31, 2007, there were no collateral assets or liabilities associated with derivative assets and liabilities.

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

2. Stock-Based Compensation

During 2008, EOG maintained various stock-based compensation plans as discussed below. Stock-based compensation expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Lease and Well	$5.7	$3.7	$14.2	$9.5
Exploration Costs	5.1	3.6	13.5	9.6
General and Administrative	20.9	9.9	48.6	27.6
Total	$31.7	$17.2	$76.3	$46.7

EOG's stockholders approved the EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) at the 2008 Annual Meeting of Stockholders. The 2008 Plan provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units and other stock-based awards, up to an aggregate maximum of 6.0 million shares of common stock, plus shares underlying forfeited or cancelled grants under the prior stock plans. Under the 2008 Plan, grants may be made to employees and non-employee members of EOG's Board of Directors (Board). At September 30, 2008, approximately 4.5 million common shares remained available for grant under the 2008 Plan. Effective with the adoption of the 2008 Plan, EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares.

Stock Options and Stock Appreciation Rights and Employee Stock Purchase Plan. Participants in EOG's stock plans (including the 2008 Plan) have been or may be granted options to purchase shares of common stock of EOG. In addition, participants in EOG's stock plans (including the 2008 Plan) have been or may be granted SARs, representing the right to receive shares of EOG common stock based on the appreciation in the stock price from the date of grant on the number of SARs granted. Stock options and SARs are granted at a price not less than the market price of the common stock at the date of grant. Stock options and SARs granted vest on a graded vesting schedule up to four years from the date of grant based on the nature of the grants and as defined in individual grant agreements. Terms for stock options and SARs granted have not exceeded a maximum term of 10 years. EOG also has an employee stock purchase plan (ESPP) in place that allows eligible employees to semi-annually purchase, through payroll deductions, shares of EOG common stock at 85 percent of the fair market value at specified dates. Contributions to the ESPP are limited to 10 percent of the employee's pay (subject to certain ESPP limits) during each of the two six-month offering periods each year.

The fair value of all stock option grants made prior to August 2004 and all ESPP grants is estimated using the Black-Scholes-Merton model. Certain of EOG's stock options granted in 2005 and 2004 contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price of EOG's common stock reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not issue Capped Options in the future. The fair value of each Capped Option grant was estimated using a Monte Carlo simulation. Effective May 2005, the fair value of stock option grants not containing the Capped Option feature and SARs was estimated using the Hull-White II binomial option pricing model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $11.1 million and $9.3 million for the three months ended September 30, 2008 and 2007, respectively. Such expense totaled $28.9 million and $26.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2008 and 2007 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted Average Fair Value of Grants	$32.17	$24.20	$27.81	$16.11
Expected Volatility	38.40%	30.67%	36.17%	29.76%
Risk-Free Interest Rate	2.55%	4.49%	2.79%	5.01%
Dividend Yield	0.60%	0.30%	0.50%	0.30%
Expected Life	5.3 yrs	5.2 yrs	0.5 yrs	0.5 yrs

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock options, SARs and ESPP grants.

The following table sets forth the stock option and SAR transactions for the nine-month periods ended September 30, 2008 and 2007 (stock options and SARs in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options/SARs	Grant Price	Stock Options/SARs	Grant Price

Outstanding at January 1	9,373	$41.04	10,150	$35.29
Granted	1,211	90.70	1,188	73.36
Exercised (1)	(2,544)	27.99	(1,140)	27.76
Forfeited	(116)	65.67	(145)	54.97
Outstanding at September 30 (2)	7,924	52.46	10,053	40.36

Vested or Expected to Vest (3)	7,685	51.70	9,802	39.78

Exercisable at September 30 (4)	4,759	36.99	6,182	27.23

(1) The total intrinsic value of stock options/SARs exercised for the nine months ended September 30, 2008 and 2007 was $214 million and $50 million, respectively.
      The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
(2) The total intrinsic value of stock options/SARs outstanding at September 30, 2008 and 2007 was $295 million and $324 million, respectively. At September 30,
      2008 and 2007, the weighted average remaining contractual life was 4.8 years and 5.1 years, respectively.
(3) The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2008 and 2007 was $292 million and $321 million, respectively.
      At September 30, 2008 and 2007, the weighted average remaining contractual life was 4.7 years and 5.1 years, respectively.
(4) The total intrinsic value of stock options/SARs exercisable at September 30, 2008 and 2007 was $250 million and $279 million, respectively. At September 30,
      2008 and 2007, the weighted average remaining contractual life was 4.1 years and 4.5 years, respectively.

At September 30, 2008, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $84.5 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.7 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. The restricted stock and restricted stock units generally vest five years after the date of grant, except for certain bonus grants, and as defined in individual grant agreements. Upon vesting of restricted stock, common shares are released to the employee. Restricted stock units are converted into common shares upon vesting and released to the employee. Stock-based compensation expense related to restricted stock and restricted stock units totaled $20.6 million and $7.9 million for the three months ended September 30, 2008 and 2007, respectively, and $47.4 million and $20.2 million for the nine months ended September 30, 2008 and 2007, respectively.

The following table sets forth the restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2008 and 2007 (shares and units in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	3,000	$50.61	2,301	$36.13
Granted	788	106.88	1,120	71.08
Released (1)	(330)	20.97	(301)	19.62
Forfeited	(71)	69.04	(75)	52.41
Outstanding at September 30 (2)	3,387	66.19	3,045	50.23

                          (1) The total intrinsic value of restricted stock and restricted stock units released for the nine months ended September 30, 2008 and 2007 was $33 million and
                                $20 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
                          (2) The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2008 and 2007 was approximately $303 million and $220 million, respectively.

At September 30, 2008, unrecognized compensation expense related to restricted stock and restricted stock units totaled $135.4 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 3.0 years.

3. Earnings Per Share

The following table sets forth the computation of Net Income Per Share Available to Common Stockholders for the three-month and nine-month periods ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,556,285	$204,003	$1,975,447	$728,723
Less: Preferred Stock Dividends	-	1,637	443	3,502
Net Income Available to Common Stockholders	$1,556,285	$202,366	$1,975,004	$725,221

Denominator for Basic Earnings Per Share -
Weighted Average Shares	247,155	243,486	246,343	243,140
Potential Dilutive Common Shares -
Stock Options/SARs	2,409	2,828	2,927	2,926
Restricted Stock and Restricted Stock Units	1,366	1,111	1,495	1,209
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	250,930	247,425	250,765	247,275

Net Income Per Share Available to Common
Stockholders
Basic	$6.30	$0.83	$8.02	$2.98
Diluted	$6.20	$0.82	$7.88	$2.93

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. The excluded stock options and SARs totaled 40,800 and 2.5 million for the three months ended September 30, 2008 and 2007, respectively, and 21,170 and 3.7 million for the nine months ended September 30, 2008 and 2007, respectively.

4. Supplemental Cash Flow Information

Cash paid for interest and income taxes for the nine-month periods ended September 30, 2008 and 2007 was as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Interest	$46,309	$26,551
Income Taxes	$76,412	$80,009

5. Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Comprehensive Income
Net Income	$1,556,285	$204,003	$1,975,447	$728,723
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(87,094)	120,246	(148,371)	268,735
Foreign Currency Swap Transaction	(1,533)	1,965	(4,502)	7,318
Income Tax Benefit (Provision) Related
to Foreign Currency Swap Transaction	392	(666)	1,137	(2,371)
Defined Benefit Pension and
Postretirement Plans	35	37	105	114
Income Tax Provision Related to Defined
Benefit Pension and Postretirement Plans	(13)	-	(89)	-
Total	$1,468,072	$325,585	$1,823,727	$1,002,519

6. Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Operating Revenues
United States	$2,880,857	$765,959	$4,386,867	$2,217,617
Canada	206,237	128,502	591,752	430,795
Trinidad	118,425	79,315	333,440	240,253
Other International (1)	13,987	12,387	40,946	37,222
Total	$3,219,506	$986,163	$5,353,005	$2,925,887

Operating Income (Loss)
United States	$2,196,363	$273,786	$2,491,392	$828,844
Canada	101,186	14,987	276,509	143,922
Trinidad	95,946	42,619	248,507	159,019
Other International (1)	(1,312)	(6,534)	(402)	(3,206)
Total	2,392,183	324,858	3,016,006	1,128,579

Reconciling Items
Other Income, Net	13,864	6,311	28,756	22,236
Interest Expense, Net	12,095	12,571	33,315	31,027
Income Before Income Taxes	$2,393,952	$318,598	$3,011,447	$1,119,788

                                                    (1) Other International primarily includes EOG's United Kingdom and China operations.

Total assets by reportable segment are presented below at September 30, 2008 and December 31, 2007 (in thousands):

	At	At
	September 30,	December 31,
	2008	2007
Total Assets
United States	$11,932,842	$8,687,320
Canada	2,828,574	2,649,925
Trinidad	950,170	692,353
Other International (1)	121,144	59,309
Total	$15,832,730	$12,088,907

(1) Other International primarily includes EOG's United Kingdom and China operations.

7. Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations," for the nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Carrying Amount at Beginning of Period	$211,124	$182,407
Liabilities Incurred	31,312	12,767
Liabilities Settled	(18,734)	(4,768)
Accretion	10,262	7,616
Revisions (1)	131,098	(126)
Foreign Currency Translations	(4,297)	1,442
Carrying Amount at End of Period	$360,765	$199,338

Current Portion	$17,619	$8,709
Noncurrent Portion	$343,146	$190,629

(1) Revisions to asset retirement obligations recognized during the first nine months of 2008 primarily reflect increases in abandonment cost estimates.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

8. Suspended Well Costs

EOG's net changes in suspended well costs for the nine-month period ended September 30, 2008 in accordance with FSP No. 19-1, "Accounting for Suspended Well Costs," are presented below (in thousands):

Nine Months
Ended
September 30,
2008

Balance at December 31, 2007	$148,881
Additions Pending the Determination of Proved Reserves	144,516
Reclassifications to Proved Properties	(105,337)
Charged to Dry Hole Costs	(9,567)
Foreign Currency Translations	(7,066)
Balance at September 30, 2008	$171,427

The following table provides an aging of suspended well costs at September 30, 2008 (in thousands, except project count):

	At
	September 30,
	2008

Capitalized exploratory well costs that have been
capitalized for a period less than one year	$120,128
Capitalized exploratory well costs that have been
capitalized for a period greater than one year	51,299	(1)
Total	$171,427
Number of projects that have exploratory well costs that have been
capitalized for a period greater than one year	3

(1) Costs related to two shale projects in British Columbia (B.C.), Canada ($39.1 million) and an outside-operated offshore Central North Sea project in the United Kingdom ($12.2 million). In the B.C. projects, further reserve evaluations will be made based on ongoing drilling and completion activities. In addition, EOG is evaluating infrastructure alternatives for the B.C. shale projects. In the Central North Sea project,
      EOG is planning a phased development and considering alternative export routes. A development plan decision is expected in early 2009.

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

            10. Pension and Postretirement Benefits

Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. For the nine months ended September 30, 2008 and 2007, EOG's total costs recognized for these pension plans were $14.4 million and $11.6 million, respectively.

In addition, as more fully discussed in Note 6 to Consolidated Financial Statements in EOG's 2007 Annual Report, EOG's subsidiaries in Canada, Trinidad and the United Kingdom maintain various pension and savings plans for most of their respective employees. For the nine months ended September 30, 2008 and 2007, combined contributions to these pension plans were $1.9 million and $1.5 million, respectively.

Postretirement Plan. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents. For the nine months ended September 30, 2008, EOG's total contributions to these plans amounted to approximately $85,000. The net periodic benefit costs recognized for the postretirement medical and dental plans were approximately $526,000 and $536,000 for the nine months ended September 30, 2008 and 2007, respectively.

11. Long-Term Debt, Preferred Stock and Common Stock

Long-Term Debt. EOG utilizes commercial paper and short-term borrowings from uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes. EOG had no outstanding borrowings from commercial paper or uncommitted credit facilities at September 30, 2008. The weighted average interest rates for commercial paper and uncommitted credit facility borrowings for the nine months ended September 30, 2008 were 3.18% and 3.36%, respectively.

EOG currently has a $1.0 billion unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement matures on June 28, 2012. At September 30, 2008, there were no borrowings or letters of credit outstanding under the Agreement. Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offering Rate plus an applicable margin (Eurodollar rate) or the base rate of the Agreement's administrative agent. At September 30, 2008, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 4.12% and 5.00%, respectively.

On September 30, 2008, EOG completed its public offering of $400 million aggregate principal amount of 6.125% Senior Notes due 2013 and $350 million aggregate principal amount of 6.875% Senior Notes due 2018 (Notes). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2009. Net proceeds from the offering of approximately $743 million (a portion of which was used to repay the then outstanding commercial paper and borrowings under other uncommitted credit facilities) will be used for general corporate purposes.

In May 2006, EOG Resources Trinidad Limited, a wholly owned foreign subsidiary of EOG, entered into a 3-year, $75 million Revolving Credit Agreement (Credit Agreement). Borrowings under the Credit Agreement accrue interest based, at EOG's option, on either the Eurodollar rate or the base rate of the Credit Agreement's administrative agent. In the second quarter of 2008, EOG repaid $38 million of the $75 million outstanding and at September 30, 2008, $37 million remained outstanding under the Credit Agreement. The applicable Eurodollar rate at September 30, 2008 was 3.58%. The weighted average Eurodollar rate for the amounts outstanding during the first nine months of 2008 was 3.39%.

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

12. Fair Value Measurements

Certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value in the accompanying balance sheets. Effective January 1, 2008, EOG adopted the provisions of SFAS No. 157 for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy that prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy. SFAS No. 157 requires that an entity give consideration to the credit risk of its counterparties, as well as its own credit risk, when measuring financial assets and liabilities at fair value. In accordance with FSP 157-2, EOG has not applied the provisions of SFAS No. 157 to its asset retirement obligations or in the measurement of nonfinancial long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The following table provides fair value measurement information within the hierarchy for EOG's financial assets and liabilities at September 30, 2008 (in millions):

At September 30, 2008
Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets (Liabilities):
Crude oil and natural
gas collars, price swaps
and basis swaps	$-	$407	$-	$407
Foreign currency rate
swap	$-	$(48)	$-	$(48)

The estimated fair value of crude oil and natural gas collar, price swap and basis swap contracts was based upon forward commodity price curves based on quoted market prices. The estimated fair value of the foreign currency rate swap was based upon forward currency rates.

13. Sale of Appalachian Properties

In February 2008, EOG completed a sale of the majority of its producing shallow gas assets and surrounding acreage in the Appalachian Basin to a subsidiary of EXCO Resources, Inc., an independent oil and gas company. The Appalachian area divested included approximately 2,400 operated wells that accounted for approximately 1% of EOG's total 2007 production and approximately 2% of its total year-end 2007 proved reserves. Net proceeds from the sale, including a $40 million deposit received in December 2007, totaled $386 million. EOG retained certain of its undeveloped acreage in this area, including rights in the Marcellus Shale, and will continue its shale exploration program. EOG recognized a pre-tax gain of $129 million on the sale of these properties that is included in Net Operating Revenues - Other, Net on the Consolidated Statements of Income.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview

EOG Resources, Inc., together with its subsidiaries (EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States, Canada, Trinidad, the United Kingdom North Sea and China. EOG operates under a consistent business and operational strategy that focuses predominantly on achieving a strong reinvestment rate of return, drilling internally generated prospects, delivering long-term production growth and maintaining a strong balance sheet.

Operations. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG continues to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's natural gas and crude oil production. Production in the United States and Canada accounted for approximately 86% of total company production in the first nine months of 2008 as compared to 82% in the same period of 2007. For the first nine months of 2008, crude oil and natural gas liquids production accounted for approximately 18% of total company production as compared to 15% for the same period of 2007. Based on current trends, EOG expects its production profile for the remainder of 2008 to be similar to the first nine months of 2008. EOG's major producing areas are in New Mexico, North Dakota, Texas, Utah, Wyoming, Trinidad and western Canada.

In the third quarter of 2008, EOG commenced production in its British Columbia shale gas play. EOG holds approximately 150,000 net acres in this play and expects significant production beginning in 2011, pending the construction of additional infrastructure.

In the first nine months of 2008, EOG's Trinidad operations realized higher prices for natural gas sales as compared to the same period of 2007. This increase was due to higher ammonia, methanol and liquefied natural gas prices as certain of EOG's contracts provide for prices which are either entirely or partially dependent upon the prices of these commodities.

In addition to EOG's ongoing production from the Valkyrie and Arthur fields in the United Kingdom North Sea, EOG is evaluating development plans for its Columbus discovery in the Central North Sea Block 23/16f. A phased development and alternative export routes are being considered and a development plan decision is expected in early 2009.

On July 1, 2008, EOG acquired rights under a Petroleum Contract covering the Chuanzhong Block exploration area in Sichuan Basin, Sichuan Province, The People's Republic of China from ConocoPhillips. The acquisition includes production of approximately 9 million cubic feet equivalent per day, net, on 130,000 acres.

EOG continues to evaluate other select natural gas and crude oil opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 18% at September 30, 2008 compared to 14% at December 31, 2007. During the first nine months of 2008, EOG funded $4.0 billion in exploration and development and other property, plant and equipment expenditures, paid $81 million in dividends to common and preferred stockholders, repaid $38 million of debt and paid $5 million for the redemption of all remaining shares of its outstanding 7.195% Fixed Rate Cumulative Senior Perpetual Preferred Stock, Series B, primarily by utilizing cash provided from its operating activities and proceeds from the sale of its Appalachian properties. On September 30, 2008, EOG completed its public offering of $400 million aggregate principal amount of 6.125% Senior Notes due 2013 and $350 million aggregate principal amount of 6.875% Senior Notes due 2018 (Notes). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2009. Net proceeds from the offering of approximately $743

                                                                                                                                           -17-

million (a portion of which was used to repay the then outstanding commercial paper and borrowings under other uncommitted credit facilities) will be used for general corporate purposes. Cash on hand increased to $886 million at September 30, 2008 from $54 million at December 31, 2007. Management continues to assess price forecast and demand trends for the remainder of 2008 and believes that operations and capital expenditure activity can be funded with cash from operating activities.

EOG's 2008 budget for exploration and development and other property, plant and equipment expenditures is approximately $5.0 billion, excluding acquisitions. United States and Canada natural gas drilling activity continues to be a key component of these expenditures. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe that EOG currently has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Net Operating Revenues. During the third quarter of 2008, net operating revenues increased $2,234 million, or 227%, to $3,220 million from $986 million for the same period of 2007. Total wellhead revenues for the third quarter of 2008, which are revenues generated from sales of natural gas, crude oil, condensate and natural gas liquids, increased $895 million, or 95%, to $1,833 million from $938 million for the same period of 2007. During the third quarter of 2008, EOG recognized a net gain on mark-to-market commodity derivative contracts of $1,382 million compared to a net gain of $44 million for the same period of 2007.

Wellhead volume and price statistics for the three-month periods ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30,
	2008	2007
Natural Gas Volumes (MMcfd) (1)
United States	1,196	997
Canada	224	216
Trinidad	240	262
Other International (4)	19	22
Total	1,679	1,497

Average Natural Gas Prices ($/Mcf) (2)
United States	$8.99	$5.52
Canada	8.15	5.49
Trinidad	4.04	2.20
Other International (4)	7.41	5.89
Composite	8.15	4.94

Crude Oil and Condensate Volumes (MBbld) (1)
United States	41.8	25.3
Canada	3.0	2.4
Trinidad	3.4	4.2
Other International (4)	0.1	0.1
Total	48.3	32.0

Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$109.86	$70.86
Canada	109.71	69.99
Trinidad	111.39	67.03
Other International (4)	112.77	66.96
Composite	109.96	70.27

Natural Gas Liquids Volumes (MBbld) (1)
United States	13.2	10.8
Canada	1.1	0.9
Total	14.3	11.7

Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$69.79	$47.94
Canada	64.01	46.71
Composite	69.33	47.84

Natural Gas Equivalent Volumes (MMcfed) (3)
United States	1,525	1,213
Canada	249	236
Trinidad	261	288
Other International (4)	20	22
Total	2,055	1,759

Total Bcfe (3)	189.1	161.9

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
(4) Other International includes EOG's United Kingdom and China operations.

Wellhead natural gas revenues for the third quarter of 2008 increased $579 million, or 85%, to $1,259 million from $680 million for the same period of 2007. The increase was due to a higher composite average wellhead natural gas price ($496 million) and increased natural gas deliveries ($83 million). The composite average wellhead price for natural gas increased 65% to $8.15 per Mcf for the third quarter of 2008 from $4.94 per Mcf for the same period of 2007.

Natural gas deliveries increased 182 MMcfd, or 12%, to 1,679 MMcfd for the third quarter of 2008 from 1,497 MMcfd for the same period of 2007. The increase was due primarily to higher production in the United States (199 MMcfd) and Canada (8 MMcfd), partially offset by decreased production in Trinidad (22 MMcfd) and the United Kingdom (10 MMcfd). The increase in the United States was primarily attributable to increased production in Texas (133 MMcfd), the Rocky Mountain area (61 MMcfd) and Mississippi (8 MMcfd), partially offset by decreased production due to the February 2008 sale of the Appalachian assets (17 MMcfd). The decline in Trinidad was due primarily to reduced deliveries due to lower demand in 2008. The decrease in the United Kingdom was due primarily to production declines in both the Arthur and Valkyrie fields.

Wellhead crude oil and condensate revenues for the third quarter of 2008 increased $276 million, or 134%, to $483 million from $207 million for the same period of 2007. The increase was due to a higher composite average wellhead crude oil and condensate price ($174 million) and increased wellhead crude oil and condensate deliveries ($102 million). The composite average wellhead crude oil and condensate price increased 56% to $109.96 per barrel for the third quarter of 2008 from $70.27 per barrel for the same period of 2007. The increase in deliveries was primarily due to increased production in North Dakota.

Natural gas liquids revenues for the third quarter of 2008 increased $40 million, or 77%, to $91 million from $51 million for the same period of 2007. The increase was due to a higher composite average price ($28 million) and increased deliveries ($12 million). The composite average natural gas liquids price for the third quarter of 2008 increased 45% to $69.33 per barrel from $47.84 per barrel for the same period of 2007. The increase in deliveries primarily reflects increased production in the Fort Worth Basin Barnett Shale Play.

During the third quarter of 2008, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $1,382 million compared to a net gain of $44 million for the same period of 2007. During the third quarter of 2008, the net cash outflow related to settled natural gas and crude oil financial price swap contracts was $122 million compared to a cash inflow of $33 million for the same period of 2007.

Operating and Other Expenses. For the third quarter of 2008, operating expenses of $827 million were $166 million higher than the $661 million incurred in the third quarter of 2007. The following table presents the costs per Mcfe for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007

Lease and Well	$0.80	$0.74
Transportation Costs	0.41	0.25
Depreciation, Depletion and Amortization (DD&A)	1.83	1.73
General and Administrative (G&A)	0.38	0.30
Interest Expense, Net	0.06	0.08
Total Per-Unit Costs (1)	$3.48	$3.10

                        (1) Total per-unit costs do not include exploration costs, dry hole costs, impairments and taxes other than income.

The primary factors impacting the cost components of the per-unit rates of lease and well, transportation costs, DD&A and G&A for the three months ended September 30, 2008 compared to the same period of 2007 are set forth below.

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

Lease and well expenses of $151 million for the third quarter of 2008 increased $31 million from $120 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($22 million) and higher lease and well administrative expenses ($9 million).

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

Transportation costs of $78 million for the third quarter of 2008 increased $38 million from $40 million for the same prior year period primarily due to increased production and costs associated with marketing arrangements to transport production from the Fort Worth Basin Barnett Shale Play ($23 million) and the Rocky Mountain area ($10 million) to downstream markets.

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

DD&A expenses of $346 million for the third quarter of 2008 increased $67 million from $279 million for the same prior year period primarily due to increased production in the United States ($58 million) and Canada ($2 million) and increased DD&A rates in Canada ($6 million) and the United States ($2 million), partially offset by decreased production in the United Kingdom ($3 million).

G&A expenses of $71 million for the third quarter of 2008 increased $23 million from $48 million for the same prior year period primarily due to higher employee-related costs.

Impairments include amortization of unproved leases, as well as impairments under Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which requires an entity to compute impairments to the carrying value of long-lived assets based on future cash flow analysis. Impairments of $32 million for the third quarter of 2008 decreased $10 million from $42 million for the same prior year period primarily due to lower SFAS No. 144 related impairments in Canada ($21 million), related to the impairment of the Northwest Territories discovery during the third quarter of 2007, partially offset by increased amortization of unproved leases in the United States ($6 million) and increased SFAS No. 144 related impairments in the United States ($4 million). Under SFAS No. 144, EOG recorded impairments of $7 million and $24 million for the third quarter of 2008 and 2007, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are determined based on wellhead revenues and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2008 increased $51 million to $98 million (5.3% of wellhead revenues) from $47 million (5.0% of wellhead revenues) for the same prior year period primarily due to an increase in severance/production taxes in the United States as a result of increased wellhead revenues ($32 million), a decrease in credits taken in 2008 for Texas high cost gas severance tax rate reductions ($12 million) and increased ad valorem/production taxes in the United States ($6 million).

Other income, net was $14 million for the third quarter of 2008 compared to $6 million for the same prior year period. The increase of $8 million was due primarily to increased equity income from Nitrogen (2000) Unlimited (Nitro2000) ($3 million) and Carribean Nitrogen Company Limited (CNCL) Ammonia Plants ($3 million).

Income tax provision of $838 million for the third quarter of 2008 increased $723 million compared to $115 million for the same prior year period due primarily to increased pretax income. The net effective tax rate for the third quarter of 2008 decreased to 35% from 36% for the same prior year period.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Net Operating Revenues. During the first nine months of 2008, net operating revenues increased $2,427 million, or 83%, to $5,353 million from $2,926 million for the same period of 2007. Total wellhead revenues for the first nine months of 2008 increased $2,283 million, or 80%, to $5,131 million from $2,848 million for the same period of 2007. During the first nine months of 2008, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $69 million compared to a net gain of $48 million for the same period of 2007. Other, net revenues for the first nine months of 2008 include a $129 million gain recognized on the sale of the Appalachian assets.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30,
	2008	2007
Natural Gas Volumes (MMcfd)
United States	1,141	958
Canada	218	223
Trinidad	229	255
Other International	16	25
Total	1,604	1,461

Average Natural Gas Prices ($/Mcf)
United States	$9.15	$6.19
Canada	8.33	6.22
Trinidad	3.86	2.35
Other International	8.90	5.29
Composite	8.28	5.51

Crude Oil and Condensate Volumes (MBbld)
United States	35.9	23.6
Canada	2.7	2.4
Trinidad	3.4	4.2
Other International	0.1	0.1
Total	42.1	30.3

Average Crude Oil and Condensate Prices ($/Bbl)
United States	$107.36	$62.52
Canada	104.57	60.54
Trinidad	103.80	67.22
Other International	104.66	61.57
Composite	106.89	63.01

Natural Gas Liquids Volumes (MBbld)
United States	14.7	10.3
Canada	1.0	1.0
Total	15.7	11.3

Average Natural Gas Liquids Prices ($/Bbl)
United States	$63.08	$43.73
Canada	62.45	41.52
Composite	63.04	43.52

Natural Gas Equivalent Volumes (MMcfed)
United States	1,445	1,161
Canada	240	244
Trinidad	250	280
Other International	16	25
Total	1,951	1,710

Total Bcfe	534.5	466.8

Wellhead natural gas revenues for the first nine months of 2008 increased $1,441 million, or 66%, to $3,637 million from $2,196 million for the same period of 2007. The increase was due to a higher composite average wellhead natural gas price ($1,217 million) and increased natural gas deliveries ($224 million). The composite average wellhead price for natural gas increased 50% to $8.28 per Mcf for the first nine months of 2008 from $5.51 per Mcf for the same period of 2007.

Natural gas deliveries increased 143 MMcfd, or 10%, to 1,604 MMcfd for the first nine months of 2008 from 1,461 MMcfd for the same period of 2007. The increase was mainly due to higher production in the United States (183 MMcfd), partially offset by decreased production in Trinidad (26 MMcfd), the United Kingdom (12 MMcfd) and Canada (5 MMcfd). The increase in the United States was primarily attributable to increased production in Texas (135 MMcfd), the Rocky Mountain area (45 MMcfd), Mississippi (11 MMcfd) and Kansas (5 MMcfd), partially offset by decreased production due to the February 2008 sale of the Appalachian assets (14 MMcfd). The decline in Trinidad was due primarily to decreased deliveries as a result of plant shutdowns due to maintenance activities (18 MMcfd) and reduced deliveries due to lower demand in 2008 (14 MMcfd), partially offset by increased deliveries to Atlantic LNG Train 4 (6 MMcfd). The decrease in the United Kingdom was due primarily to production declines in both the Arthur and Valkyrie fields.

Wellhead crude oil and condensate revenues for the first nine months of 2008 increased $705 million, or 136%, to $1,223 million from $518 million for the same period of 2007. The increase was due to a higher composite average wellhead crude oil and condensate price ($502 million) and increased wellhead crude oil and condensate deliveries ($203 million). The composite average wellhead crude oil and condensate price increased 70% to $106.89 per barrel for the first nine months of 2008 from $63.01 per barrel for the same period of 2007. The increase in deliveries was primarily due to increased production in North Dakota.

Natural gas liquids revenues for the first nine months of 2008 increased $137 million, or 102%, to $271 million from $134 million for the same period of 2007. The increase was due to a higher composite average price ($84 million) and increased deliveries ($53 million). The composite average natural gas liquids price for the first nine months of 2008 increased 45% to $63.04 per barrel from $43.52 per barrel for the same period of 2007. The increase in deliveries primarily reflects increased production in the Fort Worth Basin Barnett Shale Play.

During the first nine months of 2008, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $69 million compared to a net gain of $48 million for the same period of 2007. During the first nine months of 2008, the net cash outflow related to settled natural gas and crude oil financial price swap contracts was $237 million compared to a net cash inflow of $99 million for the same period of 2007.

Operating and Other Expenses. For the first nine months of 2008, operating expenses of $2,337 million were $540 million higher than the $1,797 million incurred in the same period of 2007. The following table presents the costs per Mcfe for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007

Lease and Well	$0.79	$0.75
Transportation Costs	0.38	0.24
DD&A	1.80	1.68
G&A	0.35	0.30
Interest Expense, Net	0.06	0.07
Total Per-Unit Costs(1)	$3.38	$3.04

                                (1) Total per-unit costs do not include exploration costs, dry hole costs, impairments and taxes other than income.

The primary factors impacting the cost components of the per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net for the nine months ended September 30, 2008 compared to the same period of 2007 are set forth below.

Lease and well expenses of $423 million for the first nine months of 2008 increased $75 million from $348 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($51 million) and higher lease and well administrative expenses ($25 million).

Transportation costs of $203 million for the first nine months of 2008 increased $94 million from $109 million for the same prior year period primarily due to increased production and costs associated with marketing arrangements to transport production from the Fort Worth Basin Barnett Shale Play ($49 million) and the Rocky Mountain area ($29 million) to downstream markets.

DD&A expenses of $959 million for the first nine months of 2008 increased $176 million from $783 million for the same prior year period primarily due to increased production in the United States ($154 million), increased DD&A rates in Canada ($11 million) and the United States ($9 million) and changes in the Canadian exchange rate ($11 million), partially offset by decreased production ($8 million) and DD&A rates ($3 million) in the United Kingdom.

G&A expenses of $185 million for the first nine months of 2008 increased $46 million from $139 million for the same prior year period primarily due to higher employee-related expenses ($37 million) and an increase in legal fees and other professional services ($7 million).

Interest expense, net was $33 million for the first nine months of 2008, up $2 million compared to $31 million for the same prior year period primarily due to a higher average debt balance ($11 million), partially offset by higher capitalized interest ($9 million).

Exploration costs of $145 million for the first nine months of 2008 increased $39 million from $106 million for the same prior year period primarily due to increased geological and geophysical expenditures in the United States ($27 million) and higher employee-related costs ($9 million). The increase in geological and geophysical expenditures in the United States was primarily attributable to the Fort Worth Basin Barnett Shale Play ($16 million).

Impairments of $114 million for the first nine months of 2008 increased $27 million from $87 million for the same prior year period primarily due to a SFAS No. 144 related impairment in Trinidad as a result of EOG's relinquishment of its rights to Block Lower Reverse "L" ($20 million) and increased amortization of unproved leases in the United States ($18 million) and Canada ($9 million), partially offset by decreased SFAS No. 144 related impairments in Canada ($20 million). Under SFAS No. 144, EOG recorded impairments of $40 million for each of the nine-month periods ended September 30, 2008 and 2007.

Taxes other than income for the first nine months of 2008 increased $130 million to $280 million (5.5% of wellhead revenues) from $150 million (5.3% of wellhead revenues) for the same prior year period primarily due to increases in the United States ($124 million) and Trinidad ($3 million). In the United States, the increase was due primarily to an increase in severance/production taxes as a result of increased wellhead revenues ($89 million), a decrease in credits taken for Texas high cost gas severance tax rate reductions ($28 million), increased ad valorem/production taxes ($13 million) and increased payroll taxes ($4 million), partially offset by decreased franchise taxes ($10 million).

Other income, net was $29 million for the first nine months of 2008 compared to $22 million for the same prior year period. The increase of $7 million was primarily due to higher equity income from Nitro2000 ($6 million).

Income tax provision of $1,036 million for the first nine months of 2008 increased $645 million compared to $391 million for the same prior year period due primarily to increased pretax income. The net effective tax rate for the first nine months of 2008 decreased to 34% from 35% for the same prior year period.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2008 were funds generated from operations, the issuance of long-term debt, proceeds from the sale of its producing shallow gas assets and surrounding acreage in the Appalachian Basin, proceeds from stock options exercised and employee stock purchase plan activity and excess tax benefits from stock-based compensation. The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; dividend payments to stockholders; and Trinidad revolving credit facility repayment. During the first nine months of 2008, EOG's cash balance increased $832 million to $886 million from $54 million at December 31, 2007.

Net cash provided by operating activities of $3,600 million for the first nine months of 2008 increased $1,448 million compared to $2,152 million for the same period of 2007 primarily reflecting an increase in wellhead revenues ($2,283 million) and a decrease in cash paid for income taxes ($4 million), partially offset by an increase in cash operating expenses ($350 million), an unfavorable change in the net cash flow from the settlement of financial commodity derivative contracts ($337 million), unfavorable changes in working capital and other assets and liabilities ($128 million) and an increase in cash paid for interest expense ($20 million).

Net cash used in investing activities of $3,499 million for the first nine months of 2008 increased by $906 million compared to $2,593 million for the same period of 2007 due primarily to an increase in additions to oil and gas properties ($1,059 million) and an increase in additions to other property, plant and equipment ($117 million), partially offset by an increase in proceeds from sales of assets ($326 million), primarily reflecting net proceeds from the sale of EOG's Appalachian assets.

Net cash provided by financing activities was $745 million for the first nine months of 2008 compared to $517 million for the same period of 2007. Cash provided by financing activities for the first nine months of 2008 included the issuance of long-term debt ($750 million), excess tax benefits from stock-based compensation ($70 million) and proceeds from stock options exercised and employee stock purchase plan activity ($67 million). Cash used by financing activities for the first nine months of 2008 included cash dividend payments ($81 million), Trinidad revolving credit facility repayment ($38 million), treasury stock purchased ($11 million), debt issuance costs ($7 million) and the redemption of preferred stock ($5 million).

Total Expenditures. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2008 and 2007 (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Expenditure Category
Capital
Drilling and Facilities	$2,988	$2,171
Leasehold Acquisitions	377	212
Producing Property Acquisitions	109	2
Capitalized Interest	30	21
Subtotal	3,504	2,406
Exploration Costs	145	106
Dry Hole Costs	28	75
Exploration and Development Expenditures	3,677	2,587
Asset Retirement Costs	164	15
Total Exploration and Development Expenditures	3,841	2,602
Other Property, Plant and Equipment	321	204
Total Expenditures	$4,162	$2,806

Exploration and development expenditures of $3,677 million for the first nine months of 2008 increased $1,090 million from $2,587 million for the same period of 2007 due primarily to increased drilling and facilities expenditures in the United States ($852 million), increased lease acquisitions in Canada ($82 million) and the United States ($81 million), increased producing property acquisitions ($107 million) and changes in the Canadian exchange rate ($27 million), partially offset by lower drilling and facilities expenditures in Trinidad ($30 million) and Canada ($22 million). The increased producing property acquisitions of $107 million primarily resulted from higher producing property acquisitions in the United States ($68 million), Trinidad ($15 million) and Canada ($13 million). The exploration and development expenditures for the first nine months of 2008 of $3,677 million include $2,722 million in development, $816 million in exploration, $109 million in property acquisitions and $30 million in capitalized interest. The increase in expenditures for other property, plant and equipment was primarily related to gathering systems and processing plants in the Fort Worth Basin Barnett Shale Play and North Dakota. The exploration and development expenditures for the first nine months of 2007 of $2,587 million include $1,944 million in development, $620 million in exploration, $21 million in capitalized interest and $2 million in property acquisitions.

The level of exploration and development expenditures, including acquisitions, will vary in future periods depending on energy market conditions and other related economic factors. EOG has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. While EOG has certain continuing commitments associated with expenditure plans related to operations in the United States, Canada, Trinidad, the United Kingdom and China, such commitments are not expected to be material when considered in relation to the total financial capacity of EOG.

Commodity Derivative Transactions. As more fully discussed in Note 11 to Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2007, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar, price swap and basis swap contracts, as the means to manage this price risk. EOG accounts for financial commodity derivative contracts using the mark-to-market accounting method. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Financial Collar Contracts. The total fair value of EOG's natural gas financial collar contracts at September 30, 2008 was a positive $24 million, which is reflected as an asset in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial collar contracts at October 31, 2008. The notional volumes are expressed in million British thermal units per day (MMBtud) and prices are expressed in dollars per million British thermal units ($/MMBtu). The average floor price of EOG's outstanding natural gas financial collar contracts is $10.00 per million British thermal units (MMBtu) and the average ceiling price is $12.32 per MMBtu.

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

Financial Price Swap Contracts. The total fair value of EOG's natural gas and crude oil financial price swap contracts at September 30, 2008 was a positive $382 million, which is reflected as an asset in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas and crude oil financial price swap contracts at October 31, 2008. The notional volumes are expressed in MMBtud and in barrels per day (Bbld) and prices are expressed in $/MMBtu and in dollars per barrel ($/Bbl), as applicable. The average price of EOG's outstanding natural gas financial price swap contracts for 2008 is $9.03 per MMBtu, for 2009 is $9.71 per MMBtu and for 2010 is $9.87 per MMBtu. The average price of EOG's outstanding crude oil financial price swap contracts is $92.17 per barrel.

Financial Price Swap Contracts
	Natural Gas		Crude Oil
		Weighted		Weighted
	Volume	Average Price	Volume	Average Price
	(MMBtud)	($/MMBtu)	(Bbld)	($/Bbl)
2008
January (closed)	385,000	$ 8.92	-	$ -
February (closed)	420,000	8.88	6,000	90.86
March (closed)	455,000	8.64	10,000	91.02
April (closed)	455,000	8.11	14,000	92.20
May (closed)	455,000	8.10	14,000	92.20
June (closed)	455,000	8.18	14,000	92.20
July (closed)	455,000	8.26	14,000	92.20
August (closed)	455,000	8.33	14,000	92.20
September (closed)	455,000	8.36	14,000	92.20
October (closed)	455,000	8.44	14,000	92.20
November (1)	455,000	8.83	14,000	92.20
December	455,000	9.23	4,000	91.96

2009
January	585,000	$10.76	-	-
February	585,000	10.74	-	-
March	585,000	10.50	-	-
April	610,000	9.24	-	-
May	610,000	9.16	-	-
June	610,000	9.21	-	-
July	610,000	9.29	-	-
August	610,000	9.34	-	-
September	610,000	9.36	-	-
October	610,000	9.42	-	-
November	610,000	9.66	-	-
December	610,000	9.98	-	-

Financial Price Swap Contracts
	Natural Gas		Crude Oil
		Weighted		Weighted
	Volume	Average Price	Volume	Average Price
	(MMBtud)	($/MMBtu)	(Bbld)	($/Bbl)
2010
January	20,000	$11.20	-	-
February	20,000	11.15	-	-
March	20,000	10.89	-	-
April	20,000	9.29	-	-
May	20,000	9.13	-	-
June	20,000	9.21	-	-
July	20,000	9.31	-	-
August	20,000	9.38	-	-
September	20,000	9.40	-	-
October	20,000	9.49	-	-
November	20,000	9.80	-	-
December	20,000	10.21	-	-

(1) The natural gas contracts for November 2008 are closed. The crude oil contracts for November 2008 will close on November 30, 2008.

Financial Basis Swap Contracts. Prices received by EOG for its natural gas production generally vary from New York Mercantile Exchange (NYMEX) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas financial basis swap contracts in order to fix the differential between prices in the Rocky Mountain area and NYMEX Henry Hub prices. The total fair value of EOG's natural gas financial basis swap contracts at September 30, 2008 was a positive $1 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial basis swap contracts at October 31, 2008. The weighted average price differential represents the amount of reduction to NYMEX gas prices per MMBtu for the notional volumes covered by the basis swap. The notional volumes are expressed in MMBtud and price differentials expressed in $/MMBtu.

Financial Basis Swap Contracts
Natural Gas
		Weighted
	Volume	Average Price Differential
	(MMBtud)	($/MMBtu)
2009
Second Quarter	55,000	$(2.58)
Third Quarter	55,000	(2.69)
Fourth Quarter	55,000	(3.15)

2010
First Quarter	55,000	$(1.76)
Second Quarter	55,000	(2.63)
Third Quarter	55,000	(3.29)
Fourth Quarter	55,000	(3.83)

2011
First Quarter	55,000	$(1.97)

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

ITEM 4. CONTROLS AND PROCEDURES
EOG RESOURCES, INC.

Disclosure Controls and Procedures. EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q (Evaluation Date). Based on this evaluation, EOG's principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of the Evaluation Date in ensuring that information that is required to be disclosed by EOG in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to EOG's management as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	Per Share	Programs	The Plans or Programs(2)

July 1, 2008 - July 31, 2008	330	$114.47	-	6,386,200
August 1, 2008 - August 31, 2008	39,940	97.98	-	6,386,200
September 1, 2008 - September 30, 2008	4,783	94.14	-	6,386,200
Total	45,053	97.69	-

(1) Represents 45,053 shares that were withheld by or returned to EOG Resources, Inc. (EOG) to satisfy tax withholding obligations that arose upon the exercise of employee stock options, stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock units.
(2) In September 2001, EOG announced that its Board of Directors authorized the repurchase of up to 10,000,000 shares of EOG's common stock.

ITEM 6.     EXHIBITS
4.1 -

Officers' Certificate Establishing 6.125% Senior Notes due 2013 and 6.875% Senior Notes due 2018, dated September 30, 2008 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form
8-K, filed September 30, 2008).

4.2 -	Form of Global Note with respect to the 6.125% Senior Notes due 2013 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K, filed September 30, 2008).

4.3 -	Form of Global Note with respect to the 6.875% Senior Notes due 2018 of EOG (incorporated by reference to Exhibit 4.4 to EOG's Current Report on Form 8-K, filed September 30, 2008).

*10.1 -	First Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of September 4, 2008.

*31.1 -	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2 -	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1 -	Section 906 Certification of Periodic Report of Principal Executive Officer.

*32.2 -	Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: November 3, 2008	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1 -

Officers' Certificate Establishing 6.125% Senior Notes due 2013 and 6.875% Senior Notes due 2018, dated September 30, 2008 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form
8-K, filed September 30, 2008).

4.2 -	Form of Global Note with respect to the 6.125% Senior Notes due 2013 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K, filed September 30, 2008).

4.3 -	Form of Global Note with respect to the 6.875% Senior Notes due 2018 of EOG (incorporated by reference to Exhibit 4.4 to EOG's Current Report on Form 8-K, filed September 30, 2008).

*10.1 -	First Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of September 4, 2008.

*31.1 -	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2 -	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1 -	Section 906 Certification of Periodic Report of Principal Executive Officer.

*32.2 -	Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith