Form 10-Q
period 2009-03-31
EOG RESOURCES INC
filed 2009-05-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	250,278,726 (as of April 27, 2009)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008

Net Operating Revenues
Natural Gas	$567,578	$1,037,638
Crude Oil, Condensate and Natural Gas Liquids	200,328	394,848
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	351,383	(469,844)
Gathering, Processing and Marketing	37,842	35,985
Other, Net	1,078	135,391
Total	1,158,209	1,134,018

Operating Expenses
Lease and Well	145,506	124,107
Transportation Costs	68,862	61,967
Gathering and Processing Costs	17,713	8,359
Exploration Costs	49,623	47,943
Dry Hole Costs	2,994	8,428
Impairments	65,471	32,574
Marketing Costs	31,953	33,045
Depreciation, Depletion and Amortization	389,329	297,199
General and Administrative	57,946	52,926
Taxes Other Than Income	47,400	86,750
Total	876,797	753,298

Operating Income	281,412	380,720
Other Income, Net	1,739	1,583
Income Before Interest Expense and Income Taxes	283,151	382,303
Interest Expense, Net	18,376	12,191
Income Before Income Taxes	264,775	370,112
Income Tax Provision	106,065	129,156
Net Income	158,710	240,956
Preferred Stock Dividends	-	443
Net Income Available to Common Stockholders	$158,710	$240,513

Net Income Per Share Available to Common Stockholders
Basic	$0.64	$0.98
Diluted	$0.63	$0.96

Dividends Declared per Common Share	$0.145	$0.120

Average Number of Common Shares
Basic	247,991	245,430
Diluted	250,204	249,763

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$85,214	$331,311
Accounts Receivable, Net	558,119	722,695
Inventories	242,627	187,970
Assets from Price Risk Management Activities	856,982	779,483
Income Taxes Receivable	5,199	27,053
Deferred Income Taxes	6,822	-
Other	54,776	59,939
Total	1,809,739	2,108,451

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	21,460,167	20,803,629
Other Property, Plant and Equipment	1,086,093	1,057,888
Total Property, Plant and Equipment	22,546,260	21,861,517
Less: Accumulated Depreciation, Depletion and Amortization	(8,539,730)	(8,204,215)
Total Property, Plant and Equipment, Net	14,006,530	13,657,302
Other Assets	167,440	185,473
Total Assets	$15,983,709	$15,951,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$774,434	$1,122,209
Accrued Taxes Payable	78,866	86,265
Dividends Payable	35,943	33,461
Liabilities from Price Risk Management Activities	9,610	4,429
Deferred Income Taxes	296,468	368,231
Current Portion of Long-Term Debt	-	37,000
Other	87,976	113,321
Total	1,283,297	1,764,916

Long-Term Debt	2,105,100	1,860,000
Other Liabilities	514,143	498,291
Deferred Income Taxes	2,965,632	2,813,522
Commitments and Contingencies (Note 9)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and
250,338,160 Shares Issued at March 31, 2009 and 249,758,577
Shares Issued at December 31, 2008	202,503	202,498
Additional Paid in Capital	349,210	323,805
Accumulated Other Comprehensive (Loss) Income	(21,694)	27,787
Retained Earnings	8,588,650	8,466,143
Common Stock Held in Treasury, 62,402 Shares at March 31, 2009
and 126,911 Shares at December 31, 2008	(3,132)	(5,736)
Total Stockholders' Equity	9,115,537	9,014,497
Total Liabilities and Stockholders' Equity	$15,983,709	$15,951,226

                              The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$158,710	$240,956
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	389,329	297,199
Impairments	65,471	32,574
Stock-Based Compensation Expenses	26,407	19,783
Deferred Income Taxes	83,215	83,390
Other, Net	(652)	(127,968)
Dry Hole Costs	2,994	8,428
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(351,383)	469,844
Realized Gains	310,964	23,210
Other, Net	2,940	8,599
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	156,926	(177,684)
Inventories	(22,896)	3,285
Accounts Payable	(352,622)	93,452
Accrued Taxes Payable	14,478	(29,265)
Other Assets	1,430	(1,745)
Other Liabilities	(18,070)	(22,165)
Changes in Components of Working Capital Associated with
Investing and Financing Activities	138,598	5,192
Net Cash Provided by Operating Activities	605,839	927,085

Investing Cash Flows
Additions to Oil and Gas Properties	(822,583)	(1,060,035)
Additions to Other Property, Plant and Equipment	(65,013)	(87,589)
Proceeds from Sales of Assets	447	346,891
Changes in Components of Working Capital Associated with
Investing Activities	(138,532)	(4,750)
Other, Net	554	(1,235)
Net Cash Used in Investing Activities	(1,025,127)	(806,718)

Financing Cash Flows
Net Commercial Paper and Uncommitted Credit Facility Borrowings	208,100	-
Dividends Paid	(33,491)	(22,089)
Redemption of Preferred Stock	-	(5,395)
Excess Tax Benefits from Stock-Based Compensation	4,688	35,496
Treasury Stock Purchased	(4,904)	(5,508)
Proceeds from Stock Options Exercised	1,152	29,537
Other, Net	(66)	(442)
Net Cash Provided by Financing Activities	175,479	31,599

Effect of Exchange Rate Changes on Cash	(2,288)	(1,259)

Increase (Decrease) in Cash and Cash Equivalents	(246,097)	150,707
Cash and Cash Equivalents at Beginning of Period	331,311	54,231
Cash and Cash Equivalents at End of Period	$85,214	$204,938

                                   The accompanying notes are an integral part of these consolidated financial statements

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General. The consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 25, 2009 (EOG's 2008 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Gathering, processing and marketing revenues represent sales of third-party natural gas, crude oil and natural gas liquids as well as gathering fees associated with gathering third-party natural gas. EOG's gathering, processing and marketing revenues were previously presented net of related gas purchase and transportation costs in Net Operating Revenues - Other, Net. In addition, certain other expenses previously included in Lease and Well have been reclassified to Gathering and Processing Costs. The effect of these reclassifications on the three months ended March 31, 2008 presentation in the Consolidated Statements of Income was to increase total net operating revenues and total operating expenses by $33 million. These changes did not impact previously reported operating income, net income or cash flows.

Recently Issued Accounting Standards and Developments. In December 2008, the SEC released a final rule, "Modernization of Oil and Gas Reporting," which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. In addition, the final rule includes the requirements to report the independence and qualifications of the reserve preparer or auditor; to file a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and to disclose the development of any proved undeveloped reserves (PUDs), including the total quantity of PUDs at year-end, material changes to PUDs during the year, investments and progress toward the development of PUDs and an explanation of the reasons why material concentrations of PUDs have remained undeveloped for five years or more after disclosure as PUDs. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. EOG is assessing the impact that this final rule will have on its financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 does not change the scope or accounting of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), but expands disclosure requirements about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. EOG adopted the provisions of SFAS No. 161 effective January 1, 2009. See Note 13.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard also requires additional disclosures on the use of fair value in measuring assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and requires disclosure of fair value measurements within that hierarchy. In February 2008, the FASB issued a Staff Position on SFAS No. 157, FASB Staff Position (FSP) No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. EOG partially adopted SFAS No. 157 effective January 1, 2008 and adopted the provisions related to nonfinancial assets and liabilities effective January 1, 2009. See Note 12.

2. Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Lease and Well	$6.0	$4.4
Exploration Costs	5.2	4.0
General and Administrative	15.2	11.4
Total	$26.4	$19.8

The EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units and other stock-based awards, up to an aggregate maximum of 6.0 million shares of common stock, plus shares underlying forfeited or cancelled grants under the prior stock plans. At March 31, 2009, approximately 3.9 million common shares remained available for grant under the 2008 Plan. Effective with the adoption of the 2008 Plan, EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares.

Stock Options and Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of all Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Certain of EOG's stock options granted in 2005 contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price of EOG's common stock reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not issue Capped Options in the future. The fair value of each Capped Option grant was estimated using a Monte Carlo simulation. Effective May 2005, the fair value of stock option grants not containing the Capped Option feature and SAR grants was estimated using the Hull-White II binomial option pricing model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $8.7 million and $8.9 million during the three months ended March 31, 2009 and 2008, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2009 and 2008 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Weighted Average Fair Value of Grants	$20.63	$24.13	$25.78	$21.86
Expected Volatility	67.20%	31.84%	78.89%	31.67%
Risk-Free Interest Rate	0.60%	2.81%	0.25%	3.29%
Dividend Yield	1.0%	0.4%	1.0%	0.4%
Expected Life	2.7 yrs.	3.6 yrs.	0.5 yrs.	0.5 yrs.

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2009 and 2008 (stock options and SARs in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant	Stock	Grant
	Options/SARs	Price	Options/ SARs	Price

Outstanding at January 1	7,802	$52.56	9,373	$41.04
Granted	17	67.64	22	99.68
Exercised (1)	(79)	18.16	(1,341)	24.13
Forfeited	(32)	71.90	(45)	60.90
Outstanding at March 31 (2)	7,708	$52.86	8,009	$43.92

Vested or Expected to Vest (3)	7,478	$52.12	7,771	$43.32

Exercisable at March 31 (4)	4,651	$37.71	4,319	$28.50

                                (1) The total intrinsic value of stock options/SARs exercised for the three-month periods ended March 31, 2009 and 2008 was $3.7 million and $113.7 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
                                (2) The total intrinsic value of stock options/SARs outstanding at March 31, 2009 and 2008 was $97.7 million and $609.3 million, respectively. At March 31, 2009 and 2008, the weighted average remaining contractual life was 4.3 years and 4.9 years, respectively.
                                (3) The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2009 and 2008 was $97.7 million and $595.9 million, respectively. At March 31, 2009 and 2008, the weighted average remaining contractual life was 4.3 years and 4.9 years, respectively.
                                (4) The total intrinsic value of stock options/SARs exercisable at March 31, 2009 and 2008 was $97.6 million and $395.2 million, respectively. At March 31, 2009 and 2008, the weighted average remaining contractual life was 3.6 years and 4.2 years, respectively.

At March 31, 2009, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $68.9 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.3 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $17.7 million and $10.9 million for the three months ended March 31, 2009 and 2008, respectively.

The following table sets forth the restricted stock and restricted stock units transactions for the three-month periods ended March 31, 2009 and 2008 (shares and units in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	3,048	$70.24	3,000	$50.61
Granted	664	48.67	203	120.01
Released (1)	(277)	22.33	(161)	20.77
Forfeited	(15)	84.01	(21)	67.85
Outstanding at March 31 (2)	3,420	$69.87	3,021	$56.73

                                        (1) The total intrinsic value of restricted stock and restricted stock units released for the three-month periods ended March 31, 2009 and 2008 was $15.0 million and $16.1 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
                                        (2) The aggregate intrinsic value of restricted stock and restricted stock units outstanding at March 31,
                                              2009 and 2008 was approximately $187.3 million and $362.5 million, respectively.

At March 31, 2009, unrecognized compensation expense related to restricted stock and restricted stock units totaled $136.0 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 3.2 years.

3. Earnings Per Share

The following table sets forth the computation of Net Income Per Share Available to Common Stockholders for the three-month periods ended March 31, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008

Numerator for Basic and Diluted Earnings Per Share -
Net Income	$158,710	$240,956
Less: Preferred Stock Dividends	-	443
Net Income Available to Common Stockholders	$158,710	$240,513

Denominator for Basic Earnings Per Share -
Weighted Average Shares	247,991	245,430
Potential Dilutive Common Shares -
Stock Options/SARs	1,362	3,077
Restricted Stock and Restricted Stock Units	851	1,256
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	250,204	249,763

Net Income Per Share Available to Common Stockholders
Basic	$0.64	$0.98
Diluted	$0.63	$0.96

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. The excluded stock options and SARs totaled 4.4 million shares and 3,826 shares for the three months ended March 31, 2009 and 2008, respectively.

4. Supplemental Cash Flow Information

Cash paid (received) for interest and income taxes was as follows for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Interest	$10,037	$17,479
Income Taxes	$(6,581)	$36,843

5. Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Comprehensive Income
Net Income	$158,710	$240,956
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(51,288)	(77,090)
Foreign Currency Swap Transaction	2,394	(974)
Income Tax Related to Foreign
Currency Swap Transaction	(609)	239
Defined Benefit Pension and Postretirement Plans	34	35
Income Tax Related to Defined Benefit
Pension and Postretirement Plans	(12)	(64)
Total	$109,229	$163,102

6. Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net Operating Revenues
United States	$1,002,904	$838,047
Canada	104,902	170,454
Trinidad	41,262	109,884
Other International (1)	9,141	15,633
Total	$1,158,209	$1,134,018

Operating Income (Loss)
United States	$261,718	$230,558
Canada	2,389	59,788
Trinidad	21,498	88,390
Other International (1)	(4,193)	1,984
Total	281,412	380,720

Reconciling Items
Other Income, Net	1,739	1,583
Interest Expense, Net	18,376	12,191
Income Before Income Taxes	$264,775	$370,112

(1) Other International includes EOG's United Kingdom operations and, effective July 1, 2008, EOG's China operations.

Total assets by reportable segment are presented below at March 31, 2009 and December 31, 2008 (in thousands):

	At	At
	March 31,	December 31,
	2009	2008
Total Assets
United States	$12,855,740	$12,668,763
Canada	2,331,095	2,421,979
Trinidad	708,116	735,387
Other International (1)	88,758	125,097
Total	$15,983,709	$15,951,226

(1) Other International includes EOG's United Kingdom operations and, effective July 1, 2008, EOG's China operations.

7. Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations," at March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Carrying Amount at Beginning of Period	$368,159	$211,124
Liabilities Incurred	11,670	10,224
Liabilities Settled	(5,992)	(11,460)
Accretion	4,559	2,933
Revisions (1)	(8)	3,693
Foreign Currency Translations	(2,030)	(1,946)
Carrying Amount at End of Period	$376,358	$214,568

Current Portion	$17,557	$2,306
Noncurrent Portion	$358,801	$212,262

(1) Revisions to asset retirement obligations reflect changes in abandonment cost estimates.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

8. Suspended Well Costs

EOG's net changes in suspended well costs for the three-month period ended March 31, 2009 in accordance with FSP No. 19-1, "Accounting for Suspended Well Costs," are presented below (in thousands):

Three Months
Ended
March 31,
2009

Balance at December 31, 2008	$85,255
Additions Pending the Determination of Proved Reserves	53,488
Reclassifications to Proved Properties	(10,804)
Charged to Dry Hole Costs	(2,707)
Foreign Currency Translations	(1,676)
Balance at March 31, 2009	$123,556

The following table provides an aging of suspended well costs at March 31, 2009 (in thousands, except well count):

	At
	March 31,
	2009

Capitalized exploratory well costs that have been
capitalized for a period less than one year	$67,381
Capitalized exploratory well costs that have been
capitalized for a period greater than one year	56,175	(1)
Total	$123,556
Number of exploratory wells that have been capitalized
for a period greater than one year	4

                              (1) Costs related to three shale projects in British Columbia, Canada (B.C.) ($38 million) and an outside operated, offshore Central North Sea project in the United Kingdom ($18 million). In the B.C. projects, further reserve evaluations will be made based on drilling and completion activities during 2009 and 2010. In addition,
                                    EOG is evaluating infrastructure alternatives for the B.C. shale projects. In the Central North Sea project, the operator submitted a field development plan to the Department of Energy and Climate Change during the fourth quarter of 2008. EOG is currently focused on securing an export route for production from the Central
                                    North Sea project.

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

10. Pension and Postretirement Benefits

Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. For the three months ended March 31, 2009 and 2008, EOG's total costs recognized for these pension plans were $5.6 million and $5.1 million, respectively.

In addition, as more fully discussed in Note 6 to Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG's Canadian, Trinidadian and United Kingdom subsidiaries maintain various pension and savings plans for most of their respective employees. For each of the three-month periods ended March 31, 2009 and 2008, combined contributions to these plans totaled $0.6 million.

Postretirement Plan. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents. For the three months ended March 31, 2009, EOG's total contributions to these plans were approximately $31,000. The net periodic benefit costs recognized for the postretirement medical and dental plans were approximately $203,000 and $186,500, respectively, for the three months ended March 31, 2009 and 2008.

11. Long-Term Debt and Common Stock

Long-Term Debt. EOG utilizes commercial paper and short-term borrowings from uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes. EOG had $191 million of outstanding borrowings from commercial paper and $17 million from uncommitted credit facilities at March 31, 2009. The weighted average interest rates for commercial paper and uncommitted credit facility borrowings at March 31, 2009 were 0.84% and 1.10%, respectively. The weighted average interest rates for commercial paper and uncommitted credit facility borrowings for the three months ended March 31, 2009 were 0.88% and 1.10%, respectively. Commercial paper and uncommitted credit facility borrowings outstanding at March 31, 2009 were classified as long-term debt based upon EOG's intent and ability to replace such amounts with other long-term debt.

EOG currently has a $1.0 billion unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement matures on June 28, 2012. At March 31, 2009, there were no borrowings or letters of credit outstanding under the Agreement. Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offering Rate plus an applicable margin (Eurodollar rate) or the base rate of the Agreement's administrative agent. At March 31, 2009, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 0.69% and 3.25%, respectively.

In May 2006, EOG Resources Trinidad Limited, a wholly owned foreign subsidiary of EOG, entered into a 3-year, $75 million Revolving Credit Agreement (Credit Agreement). Borrowings under the Credit Agreement accrue interest based, at EOG's option, on either the Eurodollar rate or the base rate of the Credit Agreement's administrative agent. In the second quarter of 2008, EOG repaid $38 million of the $75 million outstanding and at March 31, 2009, $37 million remained outstanding under the Credit Agreement. The remaining outstanding balance was classified as long-term debt based upon EOG's intent and ability to replace such amount with other long-term debt. The applicable Eurodollar rate at March 31, 2009 was 2.89%. The weighted average Eurodollar rate for the amount outstanding during the first three months of 2009 was 2.79%.  The Credit Agreement is scheduled to mature on May 12, 2009. EOG is currently negotiating an amendment to the Credit Agreement to extend the scheduled maturity date of the remaining outstanding balance of $37 million to May 12, 2010. EOG expects to enter into this amendment prior to the scheduled maturity date.

Common Stock. On February 4, 2009, the Board increased the quarterly cash dividend on EOG's common stock from the previous $0.135 per share to $0.145 per share effective with the dividend paid on April 30, 2009 to record holders as of April 16, 2009.

12. Fair Value Measurements

Certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value in the accompanying balance sheets. Effective January 1, 2008, EOG adopted the provisions of SFAS No. 157, "Fair Value Measurements," for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy that prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy. SFAS No. 157 requires that an entity give consideration to the credit risk of its counterparties, as well as its own credit risk, when measuring financial assets and liabilities at fair value. In accordance with the provisions of FSP 157-2, "Effective Date of FASB Statement No. 157," EOG adopted the provisions of SFAS No. 157 relating to its nonfinancial assets and liabilities effective January 1, 2009.

The following table provides fair value measurement information within the hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2009 and December 31, 2008 (in millions):

	Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
At March 31, 2009
Financial Assets:
Natural gas collars, price swaps
and basis swaps	$-	$898	$-

Financial Liabilities:
Natural gas collars, price swaps
and basis swaps	$-	$27	$-
Foreign currency rate swap	$-	$19	$-

At December 31, 2008
Financial Assets:
Natural gas collars, price swaps
and basis swaps	$-	$836	$-

Financial Liabilities:
Natural gas collars, price swaps
and basis swaps	$-	$12	$-
Foreign currency rate swap	$-	$26	$-

The estimated fair value of natural gas collar, price swap and basis swap contracts was based upon forward commodity price curves based on quoted market prices. The estimated fair value of the foreign currency rate swap was based upon forward currency rates.

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of EOG's asset retirement obligations is presented in Note 7.

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," proved oil and gas properties with a carrying amount of $32 million were written down to their fair value of $9 million at March 31, 2009, resulting in a pretax impairment charge of $23 million for the three months ended March 31, 2009. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future natural gas and crude oil prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

13. Risk Management Activities

Effective January 1, 2009, EOG adopted the provisions of SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 requires expanded disclosure about an entity's use of derivative instruments and the impact of those instruments on the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Information concerning EOG's derivative instruments and hedging activities is presented below.

Commodity Price Risk. As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar, price swap and basis swap contracts as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income. The related cash flow impact is reflected as Cash Flows from Operating Activities. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Foreign Currency Exchange Rate Risk. As more fully described in Note 2 to the Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG is party to a foreign currency swap transaction with multiple banks to eliminate any exchange rate impacts that may result from the $150 million principal amount of notes issued by one of EOG's Canadian subsidiaries. EOG accounts for the foreign currency swap transaction using the hedge accounting method, pursuant to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Changes in the fair value of the foreign currency swap do not impact Net Income Available to Common Stockholders. The after-tax net impact from the foreign currency swap transaction was an increase in Other Comprehensive Income of $1.8 million and a reduction in Other Comprehensive Income of $0.7 million for the three months ended March 31, 2009 and 2008, respectively (see Note 5).

The following table sets forth the amount, on a gross basis, and classification of EOG's outstanding derivative financial instruments at March 31, 2009 and December 31, 2008. Certain amounts may be presented on a net basis in the financial statements in accordance with master netting arrangements between EOG and the counter-parties to the transactions (in millions):

		Fair Value at
		March 31,	December 31,
Description	Location on Balance Sheet	2009	2008

Asset Derivatives
Natural gas collars, price swaps
and basis swaps -
Current portion	Assets from Price Risk
	Management Activities	$876	$786
Noncurrent portion	Other Assets	$58	$63

Liability Derivatives
Natural gas basis swaps
Current portion	Liabilities from Price Risk
	Management Activities	$28	$11
Noncurrent portion	Other Liabilities	$35	$14

Foreign currency rate swaps -
Noncurrent portion	Other Liabilities	$19	$26

EOG recognized a net gain on the mark-to-market of financial commodity derivative contracts of $351 million for the three months ended March 31, 2009 and a net loss of $470 million for the three months ended March 31, 2008.

Financial Collar Contracts. Presented below is a comprehensive summary of EOG's natural gas financial collar contracts at March 31, 2009. The notional volumes are expressed in million British thermal units per day (MMBtud) and prices are expressed in dollars per million British thermal units ($/MMBtu). The average floor price of EOG's outstanding natural gas financial collar contracts for 2010 was $10.00 per million British thermal units (MMBtu) and the average ceiling price was $12.32 per MMBtu.

Natural Gas Financial Collar Contracts
		Floor Price		Ceiling Price
			Weighted		Weighted
			Average		Average
	Volume	Floor Range	Price	Ceiling Range	Price
	(MMBtud)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)
2010
January	40,000	$11.44 - 11.47	$11.45	$13.79 - 13.90	$13.85
February	40,000	11.38 - 11.41	11.40	13.75 - 13.85	13.80
March	40,000	11.13 - 11.15	11.14	13.50 - 13.60	13.55
April	40,000	9.40 - 9.45	9.42	11.55 - 11.65	11.60
May	40,000	9.24 - 9.29	9.26	11.41 - 11.55	11.48
June	40,000	9.31 - 9.36	9.34	11.49 - 11.60	11.55
July	40,000	9.40 - 9.45	9.43	11.60 - 11.70	11.65
August	40,000	9.47 - 9.52	9.50	11.68 - 11.80	11.74
September	40,000	9.50 - 9.55	9.52	11.73 - 11.85	11.79
October	40,000	9.58 - 9.63	9.61	11.83 - 11.95	11.89
November	40,000	9.88 - 9.93	9.91	12.30 - 12.40	12.35
December	40,000	9.87 - 10.30	10.09	12.55 - 12.71	12.63

Subsequent to March 31, 2009, EOG settled its natural gas financial collar contracts for the period July 1, 2010 to December 31, 2010 and received proceeds of $26.5 million. An updated summary of EOG's natural gas financial price collar contracts as of May 4, 2009 is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions."

Financial Price Swap Contracts. Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at March 31, 2009. The notional volumes are expressed in MMBtud and prices are expressed in $/MMBtu. The average price of EOG's outstanding natural gas financial price swap contracts for 2009 was $8.98 per MMBtu and for 2010 was $9.87 per MMBtu.

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2009
January (closed)	585,000	$10.76
February (closed)	585,000	10.73
March (closed)	585,000	10.50
April (closed)	610,000	9.24
May	610,000	9.16
June	710,000	8.53
July	710,000	8.62
August	710,000	8.67
September	710,000	8.69
October	710,000	8.76
November	610,000	9.66
December	610,000	9.99

2010
January	20,000	$11.20
February	20,000	11.15
March	20,000	10.89
April	20,000	9.29
May	20,000	9.13
June	20,000	9.21
July	20,000	9.31
August	20,000	9.38
September	20,000	9.40
October	20,000	9.49
November	20,000	9.80
December	20,000	10.21

Subsequent to March 31, 2009, EOG settled its natural gas financial price swap contracts for the period July 1, 2010 to December 31, 2010 and received proceeds of $12.1 million. An updated summary of EOG's natural gas financial price swap contracts as of May 4, 2009 is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions."

Financial Basis Swap Contracts. Prices received by EOG for its natural gas production generally vary from New York Mercantile Exchange (NYMEX) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas financial basis swap contracts in order to fix the differential between prices in the Rocky Mountain area and NYMEX Henry Hub prices. Presented below is a comprehensive summary of EOG's natural gas financial basis swap contracts at March 31, 2009. The weighted average price differential represents the amount of reduction to NYMEX gas prices per MMBtu for the notional volumes covered by the basis swap. Notional volumes are expressed in MMBtud and price differentials are expressed in $/MMBtu.

Natural Gas Financial Basis Swap Contracts
		Weighted
		Average Price
	Volume	Differential
	(MMBtud)	($/MMBtu)
2009
Second Quarter*	65,000	$(2.54)
Third Quarter	65,000	(2.60)
Fourth Quarter	65,000	(3.03)

2010
First Quarter	65,000	$(1.72)
Second Quarter	65,000	(2.56)
Third Quarter	65,000	(3.17)
Fourth Quarter	65,000	(3.73)

2011
First Quarter	65,000	$(1.89)

*Includes closed contracts for April 2009.

Credit Risk. Notional contract amounts are used to express the magnitude of commodity price and foreign currency swap agreements. The amounts potentially subject to credit risk, in the event of nonperformance by the other parties, are equal to the fair value of such contracts. EOG evaluates its exposure to significant counterparties on an ongoing basis, including those arising from physical and financial transactions. In some instances, EOG requires collateral, parent guarantees or letters of credit to minimize credit risk.

All of EOG's outstanding derivative instruments are covered by International Swap Dealers' Association (ISDA) Master Agreements with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then current credit rating. In addition, the ISDA may also provide that as a result of certain circumstances, including certain events that cause EOG's credit rating to become materially weaker than its then-current rating, the counterparty may require all outstanding derivatives under the ISDA to be settled immediately. See Note 12 for the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2009 and December 31, 2008. EOG had zero collateral posted at March 31, 2009 and December 31, 2008.

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

United States and Canada. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG continues to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's natural gas and crude oil production. Production in the United States and Canada accounted for approximately 86% of total company production in both the first quarter of 2009 and the first quarter of 2008. One of EOG's exploration strategies is to apply its horizontal drilling expertise gained in natural gas resources plays to unconventional oil reservoirs. During the first quarter of 2009, the Fort Worth Basin Barnett Shale and North Dakota Bakken areas produced an increasing amount of crude oil and natural gas liquids as compared to the comparable period in 2008. For the first quarter of 2009, crude oil and natural gas liquids production accounted for approximately 21% of total company production as compared to 17% for the comparable period in 2008. Based on current trends, EOG expects its 2009 crude oil and natural gas liquids production to continue to increase as compared to 2008. EOG's major producing areas are in Louisiana, New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.

International. In the United Kingdom, a rig was contracted to drill two operated wells in the East Irish Sea in 2009 and drilling is expected to commence in the second quarter. In addition, EOG began drilling its first well in the Sichuan Basin, Sichuan Province, The People's Republic of China, in March 2009.

EOG continues to evaluate other select natural gas and crude oil opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. At March 31, 2009 EOG's debt-to-total capitalization ratio was 19% as compared to 17% at December 31, 2008. During the first quarter of 2009, EOG funded $937 million in exploration and development and other property, plant and equipment expenditures and paid $33 million in dividends to common stockholders, primarily by utilizing cash provided from its operating activities and proceeds from commercial paper and uncommitted credit facility borrowings.

For 2009, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $3.1 billion, excluding acquisitions. United States and Canada natural gas and crude oil drilling activity continues to be a key component of these expenditures. EOG intends to manage the 2009 capital budget while maintaining a strong balance sheet. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Net Operating Revenues. During the first quarter of 2009, net operating revenues increased $24 million, or 2%, to $1,158 million from $1,134 million for the same period of 2008. Total wellhead revenues for the first quarter of 2009, which are revenues generated from sales of EOG's production of natural gas, crude oil and condensate and natural gas liquids, decreased $664 million, or 46%, to $768 million from $1,432 million for the same period of 2008. During the first quarter of 2009, EOG recognized net gains on mark-to-market financial commodity derivative contracts of $351 million compared to net losses of $470 million for the same period of 2008. Gathering, processing and marketing revenues, which are revenues generated from sales of third-party natural gas, crude oil and natural gas liquids as well as gathering fees associated with gathering third-party natural gas, for the first quarter of 2009 increased $2 million, or 5%, to $38 million from $36 million for the same period of 2008. Other, net operating revenues in 2008 primarily consist of a gain of $128 million on the sale of EOG's Appalachian assets in February 2008.

Wellhead volume and price statistics for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
Natural Gas Volumes (MMcfd) (1)
United States	1,193	1,085
Canada	230	216
Trinidad	263	231
Other International (2)	16	17
Total	1,702	1,549

Average Natural Gas Prices ($/Mcf) (3)
United States	$4.06	$8.05
Canada	4.43	7.44
Trinidad	1.32	3.87
Other International (2)	6.03	9.85
Composite	3.71	7.36

Crude Oil and Condensate Volumes (MBbld) (1)
United States	44.9	30.6
Canada	3.2	2.4
Trinidad	3.0	3.6
Other International (2)	0.1	0.1
Total	51.2	36.7

Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$33.24	$92.08
Canada	37.11	88.94
Trinidad	33.45	87.90
Other International (2)	46.71	88.29
Composite	33.51	91.46

Natural Gas Liquids Volumes (MBbld) (1)
United States	21.7	16.7
Canada	1.1	1.0
Total	22.8	17.7

Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$22.12	$57.26
Canada	25.52	57.14
Composite	22.29	57.26

Natural Gas Equivalent Volumes (MMcfed) (4)
United States	1,593	1,370
Canada	255	236
Trinidad	281	252
Other International (2)	17	17
Total	2,146	1,875

Total Bcfe (4)	193.1	170.6

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

Wellhead natural gas revenues for the first quarter of 2009 decreased $470 million, or 45%, to $568 million from $1,038 million for the same period of 2008 due to a lower composite average wellhead natural gas price ($560 million), partially offset by increased natural gas deliveries ($90 million). EOG's composite average wellhead natural gas price decreased 50% to $3.71 per Mcf for the first quarter of 2009 from $7.36 per Mcf for the same period of 2008.

Natural gas deliveries for the first quarter of 2009 increased 153 MMcfd, or 10%, to 1,702 MMcfd from 1,549 MMcfd for the same period of 2008. The increase was due to higher production in the United States (108 MMcfd), Trinidad (32 MMcfd) and Canada (14 MMcfd). The increase in the United States was primarily attributable to increased production from Texas (88 MMcfd) and the Rocky Mountain area (48 MMcfd), partially offset by decreased production from Pittsburgh as a result of the February 2008 sale of EOG's Appalachian assets (8 MMcfd), Oklahoma (7 MMcfd), New Mexico (7 MMcfd) and Mississippi (7 MMcfd). The increase in Trinidad was primarily due to increased contractual demand. The increase in Canada was primarily attributable to British Columbia Horn River Basin production.

Wellhead crude oil and condensate revenues for the first quarter of 2009 decreased $149 million, or 49%, to $154 million from $303 million for the same period of 2008, due to a lower composite average wellhead crude oil and condensate price ($267 million), partially offset by an increase of 15 MBbld, or 40%, in wellhead crude oil and condensate deliveries ($119 million). The increase in deliveries primarily reflects increased production in North Dakota (11 MBbld). The composite average wellhead crude oil and condensate price for the first quarter of 2009 decreased 63% to $33.51 per barrel compared to $91.46 per barrel for the same period of 2008.

Natural gas liquids revenues for the first quarter of 2009 decreased $46 million, or 50%, to $46 million from $92 million for the same period of 2008, due to a lower composite average price ($71 million), partially offset by increased natural gas liquids deliveries ($25 million). The composite average natural gas liquids price for the first quarter of 2009 decreased 61% to $22.29 per barrel compared to $57.26 per barrel for the same period of 2008. The increase in deliveries primarily reflects increased volumes in the Fort Worth Basin Barnett Shale and Rocky Mountain areas.

During the first quarter of 2009, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $351 million compared to a net loss of $470 million for the same period of 2008. During the first quarter of 2009, the net cash inflow related to settled natural gas and crude oil financial price swap contracts was $311 million compared to $23 million for the same period of 2008.

Gathering, processing and marketing revenues represent sales of third-party natural gas, crude oil and natural gas liquids as well as gathering fees associated with gathering third-party natural gas. During the three months ended March 31, 2009 and 2008, substantially all of such revenues were related to sales of third-party natural gas. Marketing costs represent the costs of purchasing third-party natural gas and crude oil and the associated transportation costs.

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2009 increased $3 million to $6 million compared to $3 million for the same period of 2008. The increase resulted primarily from natural gas marketing operations in the Gulf Coast area.

Operating and Other Expenses. For the first quarter of 2009, operating expenses of $877 million were $124 million higher than the $753 million incurred during the first quarter of 2008. The following table presents the costs per thousand cubic feet equivalent (Mcfe) for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Lease and Well	$0.75	$0.73
Transportation Costs	0.36	0.36
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	1.90	1.66
Other Property, Plant and Equipment	0.12	0.08
General and Administrative (G&A)	0.30	0.31
Interest Expense, Net	0.10	0.07
Total (1)	$3.53	$3.21

(1) Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for the three months ended March 31, 2009 compared to the same period of 2008 are set forth below.

Lease and well expenses include expenses for EOG-operated properties, as well as expenses billed to EOG from other operators where EOG is not the operator of a property. Lease and well expenses can be divided into the following categories: costs to operate and maintain EOG's natural gas and crude oil wells, the cost of workovers and lease and well administrative expenses. Operating and maintenance expenses include, among other things, pumping services, salt water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power. Workovers are costs of operations to restore or maintain production from existing wells.

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

Lease and well expenses of $146 million for the first quarter of 2009 increased $22 million from $124 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($18 million) and Canada ($5 million) and higher lease and well administrative expenses ($4 million), partially offset by changes in the Canadian exchange rate ($7 million).

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

Transportation costs of $69 million for the first quarter of 2009 increased $7 million from $62 million for the same prior year period primarily due to increased production and costs associated with marketing arrangements to transport production from the Fort Worth Basin Barnett Shale area ($5 million) and the Rocky Mountain area ($3 million) to downstream markets.

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

DD&A expenses for the first quarter of 2009 increased $92 million to $389 million from $297 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2009 were $82 million higher than the same prior year period primarily due to higher unit rates in the United States ($45 million), Canada ($5 million) and Trinidad ($4 million) and as a result of increased production in the United States ($34 million) and in Canada ($3 million), partially offset by changes in the Canadian exchange rate ($11 million).

DD&A expenses associated with other property, plant and equipment for the first quarter of 2009 were $10 million higher than the same prior year period primarily due to increased expenditures associated with natural gas gathering systems and processing plants in the Fort Worth Basin Barnett Shale area ($5 million) and Rocky Mountain area ($2 million).

G&A expenses of $58 million for the first quarter of 2009 increased $5 million from the same prior year period primarily due to higher employee related costs.

Interest expense, net of $18 million for the first quarter of 2009 increased $6 million as compared to the same prior year period primarily due to a higher average debt balance ($9 million), partially offset by higher capitalized interest ($3 million).

Gathering and processing costs represent operation and maintenance expenses and administrative expenses associated with operating EOG's natural gas gathering and processing assets.

Gathering and processing costs for the first quarter of 2009 increased $9 million to $18 million as compared to the same prior year period primarily due to increased activities in the Rocky Mountain area ($4 million) and Fort Worth Basin Barnett Shale area ($3 million).

Impairments include amortization of unproved leases, as well as impairments under Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which requires an entity to compute impairments to the carrying value of long-lived assets based on future cash flow analysis. Impairments of $65 million for the first quarter of 2009 were $32 million higher than impairments of $33 million for the same prior year period primarily due to increased amortization costs of unproved leases in the United States ($18 million) and increased SFAS No. 144 related impairments in the United States ($16 million), partially offset by decreased SFAS No. 144 related impairments in Canada ($2 million). Under SFAS No. 144, EOG recorded impairments of $23 million and $9 million for the first quarter of 2009 and 2008, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are determined based on wellhead revenues and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income were $47 million (6.2% of wellhead revenues) for the first quarter of 2009 compared to $87 million (6.1% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes as a result of decreased wellhead revenues in the United States ($28 million) and Trinidad ($6 million) and an increase in credits taken in 2009 for Texas high cost gas severance tax rate reductions ($5 million).

Income tax provision of $106 million for the first quarter of 2009 decreased $23 million compared to the same prior year period primarily due to lower pretax income ($37 million), partially offset by higher state income taxes ($7 million). The net effective tax rate for the first quarter of 2009 increased to 40% from 35% in 2008.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2009 were funds generated from operations and net commercial paper and uncommitted credit facility borrowings. The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; and dividend payments to stockholders. During the first three months of 2009, EOG's cash balance decreased $246 million to $85 million from $331 million at December 31, 2008.

Net cash provided by operating activities of $606 million for the first three months of 2009 decreased $321 million compared to the same period of 2008 primarily reflecting a decrease in wellhead revenues ($665 million), partially offset by a favorable change in net cash flow from the settlement of financial commodity derivative contracts ($288 million), a decrease in net cash paid for income taxes ($43 million), a decrease in cash paid for interest expense ($7 million) and favorable changes in working capital and other assets and liabilities ($3 million).

Net cash used in investing activities of $1,025 million for the first three months of 2009 increased by $218 million compared to the same period of 2008 due primarily to a decrease in proceeds from sales of assets ($346 million), primarily reflecting net proceeds from the sale of EOG's Appalachian assets in February 2008, and unfavorable changes in working capital associated with investing activities ($134 million), partially offset by a decrease in additions to oil and gas properties ($237 million) and a decrease in additions to other property, plant and equipment ($23 million).

Net cash provided by financing activities was $175 million for the first three months of 2009 compared to $32 million for the same period of 2008. Cash provided by financing activities for the first three months of 2009 included net commercial paper and uncommitted credit facility borrowings ($208 million) and excess tax benefits from stock-based compensation ($5 million). Cash used by financing activities for the first three months of 2009 included cash dividend payments ($33 million) and the purchase of treasury stock ($5 million).

Total Expenditures. For 2009, EOG's budget for exploration and production and other property, plant and equipment expenditures is approximately $3.1 billion. The table below sets out components of total expenditures for the three-month periods ended March 31, 2009 and 2008 (in millions):

	Three Months Ended
	March 31,
	2009	2008

Expenditure Category
Capital
Drilling and Facilities	$731	$888
Leasehold Acquisitions	72	126
Producing Property Acquisitions	4	29
Capitalized Interest	12	9
Subtotal	819	1,052
Exploration Costs	50	48
Dry Hole Costs	3	8
Exploration and Development Expenditures	872	1,108
Asset Retirement Costs	12	14
Total Exploration and Development Expenditures	884	1,122
Other Property, Plant and Equipment	65	88
Total Expenditures	$949	$1,210

Exploration and development expenditures of $872 million for the first three months of 2009 were $236 million lower than the same period of 2008 due primarily to decreased drilling and facilities expenditures in the United States ($128 million) and Canada ($15 million), decreased leasehold acquisition expenditures in Canada ($48 million), changes in the Canadian exchange rate ($15 million) and decreased producing property acquisition expenditures in Trinidad ($15 million) and Canada ($14 million). The exploration and development expenditures for the first three months of 2009 of $872 million include $662 million in development, $194 million in exploration, $12 million in capitalized interest and $4 million in producing property acquisitions. The exploration and development expenditures for the first three months of 2008 of $1,108 million include $801 million in development, $269 million in exploration, $29 million in producing property acquisitions and $9 million in capitalized interest.

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

Commodity Derivative Transactions. As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar, price swap and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income. The related cash flow impact is reflected as Cash Flows from Operating Activities. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Financial Collar Contracts. The total fair value of EOG's natural gas financial collar contracts at March 31, 2009 was a positive $59 million, which is reflected in the Consolidated Balance Sheets. Subsequent to March 31, 2009, EOG settled its natural gas financial collar contracts for the period July 1, 2010 to December 31, 2010 and received proceeds of $26.5 million. Presented below is a comprehensive summary of EOG's natural gas financial collar contracts at May 4, 2009. The notional volumes are expressed in million British thermal units per day (MMBtud) and prices are expressed in dollars per million British thermal units ($/MMBtu). The average floor price of EOG's outstanding natural gas financial collar contracts for 2010 is $10.33 per million British thermal units (MMBtu) and the average ceiling price is $12.63 per MMBtu.

Natural Gas Financial Collar Contracts
		Floor Price		Ceiling Price
			Weighted		Weighted
			Average		Average
	Volume	Floor Range	Price	Ceiling Range	Price
	(MMBtud)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)
2010
January	40,000	$11.44 - 11.47	$11.45	$13.79 - 13.90	$13.85
February	40,000	11.38 - 11.41	11.40	13.75 - 13.85	13.80
March	40,000	11.13 - 11.15	11.14	13.50 - 13.60	13.55
April	40,000	9.40 - 9.45	9.42	11.55 - 11.65	11.60
May	40,000	9.24 - 9.29	9.26	11.41 - 11.55	11.48
June	40,000	9.31 - 9.36	9.34	11.49 - 11.60	11.55
July (closed)	40,000	9.40 - 9.45	9.43	11.60 - 11.70	11.65
August (closed)	40,000	9.47 - 9.52	9.50	11.68 - 11.80	11.74
September (closed)	40,000	9.50 - 9.55	9.52	11.73 - 11.85	11.79
October (closed)	40,000	9.58 - 9.63	9.61	11.83 - 11.95	11.89
November (closed)	40,000	9.88 - 9.93	9.91	12.30 - 12.40	12.35
December (closed)	40,000	9.87 - 10.30	10.09	12.55 - 12.71	12.63

Financial Price Swap Contracts. The total fair value of EOG's natural gas financial price swap contracts at March 31, 2009 was a positive $874 million, which is reflected in the Consolidated Balance Sheets. Subsequent to March 31, 2009, EOG settled its natural gas financial price swap contracts for the period July 1, 2010 to December 31, 2010 and received proceeds of $12.1 million. Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at May 4, 2009. The notional volumes are expressed in MMBtud and prices are expressed in $/MMBtu. The average price of EOG's outstanding natural gas financial price swap contracts for 2009 is $8.96 per MMBtu and for 2010 is $10.14 per MMBtu.

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2009
January (closed)	585,000	$10.76
February (closed)	585,000	10.73
March (closed)	585,000	10.50
April (closed)	610,000	9.24
May (closed)	610,000	9.16
June	710,000	8.53
July	710,000	8.62
August	710,000	8.67
September	710,000	8.69
October	710,000	8.76
November	610,000	9.66
December	610,000	9.99

2010
January	20,000	$11.20
February	20,000	11.15
March	20,000	10.89
April	20,000	9.29
May	20,000	9.13
June	20,000	9.21
July (closed)	20,000	9.31
August (closed)	20,000	9.38
September (closed)	20,000	9.40
October (closed)	20,000	9.49
November (closed)	20,000	9.80
December (closed)	20,000	10.21

Financial Basis Swap Contracts. Prices received by EOG for its natural gas production generally vary from New York Mercantile Exchange (NYMEX) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas financial basis swap contracts in order to fix the differential between prices in the Rocky Mountain area and NYMEX Henry Hub prices. The total fair value of EOG's natural gas financial basis swap contracts at March 31, 2009 was a negative $62 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial basis swap contracts at May 4, 2009. The weighted average price differential represents the amount of reduction to NYMEX gas prices per MMBtu for the notional volumes covered by the basis swap. The notional volumes are expressed in MMBtud and price differentials expressed in $/MMBtu.

Natural Gas Financial Basis Swap Contracts
		Weighted
	Volume	Average Price Differential
	(MMBtud)	($/MMBtu)
2009
Second Quarter*	65,000	$(2.54)
Third Quarter	65,000	(2.60)
Fourth Quarter	65,000	(3.03)

2010
First Quarter	65,000	$(1.72)
Second Quarter	65,000	(2.56)
Third Quarter	65,000	(3.17)
Fourth Quarter	65,000	(3.73)

2011
First Quarter	65,000	$(1.89)

*Includes closed contracts for the months of April and May 2009.

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

  acts of war and terrorism and responses to these acts; and

  the other factors described under Item 1A, "Risk Factors," on pages 13 through 19 of EOG's Annual Report on Form 10-K for the year ended December 31, 2008 and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," on pages 36 through 42 of EOG's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 25, 2009 (EOG's 2008 Annual Report); and (ii) Note 11, "Price, Interest Rate and Credit Risk Management Activities," on pages F-26 through F-29, to EOG's Consolidated Financial Statements included in EOG's 2008 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 13 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2. 9; UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG Resources, Inc.'s (EOG) share repurchase activity:
			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share	Programs	the Plans or Programs (2)

January 1, 2009 - January 31, 2009	765	$69.04	-	6,386,200
February 1, 2009 - February 28, 2009	82,197	53.71	-	6,386,200
March 1, 2009 - March 31, 2009	6,925	63.03	-	6,386,200
Total	89,887	$54.56	-

(1) Represents 89,887 total shares for the quarter ended March 31, 2009 that consist solely of shares that were withheld by or returned to EOG
     (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock unit grants or (ii) in payment of the exercise price of employee stock options.
     These shares do not count against the 10 million aggregate share authorization of EOG's Board of Directors (Board) discussed below.
(2) In September 2001, the Board authorized the repurchase of up to 10,000,000 shares of EOG's common stock. During the first quarter of 2009,
     EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 6. EXHIBITS
3.2	-	Bylaws, as amended and restated effective as of February 26, 2009 (incorporated by reference to Exhibit 3.2(a) to EOG's Current Report on Form 8-K filed March 4, 2009).

10.1(a)	-

First Amendment to Executive Employment Agreement between EOG and Mark G. Papa, effective as of March 16, 2009 (incorporated by reference to Exhibit 10.1 to EOG's Current Report on Form 8-K filed March 18, 2009).

*10.1(b)	-	First Amendment to Amended and Restated Change of Control Agreement between EOG and Mark G. Papa, effective as of April 30, 2009.

10.2(a)	-

First Amendment to Executive Employment Agreement between EOG and Loren M. Leiker, effective as of March 16, 2009 (incorporated by reference to Exhibit 10.2 to EOG's Current Report on Form 8-K filed March 18, 2009).

*10.2(b)	-	First Amendment to Amended and Restated Change of Control Agreement between EOG and Loren M. Leiker, effective as of April 30, 2009.

10.3(a)	-

First Amendment to Executive Employment Agreement between EOG and Gary L. Thomas, effective as of March 16, 2009 (incorporated by reference to Exhibit 10.3 to EOG's Current Report on Form 8-K filed March 18, 2009).

*10.3(b)	-	First Amendment to Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of April 30, 2009.

*10.4(a)	-	First Amendment to Executive Employment Agreement between EOG and Frederick J. Plaeger, II, effective as of April 30, 2009.

*10.4(b)	-	First Amendment to Change of Control Agreement between EOG and Frederick J. Plaeger, II, effective as of April 30, 2009.

*10.5	-	First Amendment to Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of April 30, 2009.

*10.6	-	First Amendment to the EOG Resources, Inc. Change of Control Severance Plan, effective as of April 30, 2009.

10.7	-

EOG Resources, Inc. 409A Deferred Compensation Plan - Nonqualified Supplemental Deferred Compensation Plan - Plan Document, effective as of December 16, 2008 (incorporated by reference to Exhibit 10.2(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 2008).

10.8	-

EOG Resources, Inc. 409A Deferred Compensation Plan - Nonqualified Supplemental Deferred Compensation Plan - Adoption Agreement, dated as of December 16, 2008 (incorporated by reference to Exhibit 10.2(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 2008).

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

EOG RESOURCES, INC.
(Registrant)

Date: May 4, 2009	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.		Description

3.2	-	Bylaws, as amended and restated effective as of February 26, 2009 (incorporated by reference to Exhibit 3.2(a) to EOG's Current Report on Form 8-K filed March 4, 2009).

10.1(a)	-

First Amendment to Executive Employment Agreement between EOG and Mark G. Papa, effective as of March 16, 2009 (incorporated by reference to Exhibit 10.1 to EOG's Current Report on Form 8-K filed March 18, 2009).

*10.1(b)	-	First Amendment to Amended and Restated Change of Control Agreement between EOG and Mark G. Papa, effective as of April 30, 2009.

10.2(a)	-

First Amendment to Executive Employment Agreement between EOG and Loren M. Leiker, effective as of March 16, 2009 (incorporated by reference to Exhibit 10.2 to EOG's Current Report on Form 8-K filed March 18, 2009).

*10.2(b)	-	First Amendment to Amended and Restated Change of Control Agreement between EOG and Loren M. Leiker, effective as of April 30, 2009.

10.3(a)	-

First Amendment to Executive Employment Agreement between EOG and Gary L. Thomas, effective as of March 16, 2009 (incorporated by reference to Exhibit 10.3 to EOG's Current Report on Form 8-K filed March 18, 2009).

*10.3(b)	-	First Amendment to Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of April 30, 2009.

*10.4(a)	-	First Amendment to Executive Employment Agreement between EOG and Frederick J. Plaeger, II, effective as of April 30, 2009.

*10.4(b)	-	First Amendment to Change of Control Agreement between EOG and Frederick J. Plaeger, II, effective as of April 30, 2009.

*10.5	-	First Amendment to Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of April 30, 2009.

*10.6	-	First Amendment to the EOG Resources, Inc. Change of Control Severance Plan, effective as of April 30, 2009.

10.7	-

EOG Resources, Inc. 409A Deferred Compensation Plan - Nonqualified Supplemental Deferred Compensation Plan - Plan Document, effective as of December 16, 2008 (incorporated by reference to Exhibit 10.2(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 2008).

10.8	-

EOG Resources, Inc. 409A Deferred Compensation Plan - Nonqualified Supplemental Deferred Compensation Plan - Adoption Agreement, dated as of December 16, 2008 (incorporated by reference to Exhibit 10.2(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 2008).

*31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

*32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

*Exhibits filed herewith