Form 10-Q
period 2009-06-30
EOG RESOURCES INC
filed 2009-08-06
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
                                                       Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	251,931,774 (as of August 3, 2009)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Operating Revenues
Natural Gas	$460,044	$1,340,557	$1,027,622	$2,378,195
Crude Oil, Condensate and Natural
Gas Liquids	287,134	524,793	487,462	919,641
Gains (Losses) on Mark-to-Market Commodity
Derivative Contracts	33,570	(842,822)	384,953	(1,312,666)
Gathering, Processing and Marketing	77,284	63,777	115,126	99,762
Other, Net	3,007	9,207	4,085	144,598
Total	861,039	1,095,512	2,019,248	2,229,530

Operating Expenses
Lease and Well	134,599	129,949	280,105	254,056
Transportation Costs	66,011	63,102	134,873	125,069
Gathering and Processing Costs	13,521	8,922	31,234	17,281
Exploration Costs	34,307	59,511	83,930	107,454
Dry Hole Costs	33,643	6,785	36,637	15,213
Impairments	47,046	48,875	112,517	81,449
Marketing Costs	74,050	62,986	106,003	96,031
Depreciation, Depletion and Amortization	375,592	315,294	764,921	612,493
General and Administrative	58,760	61,640	116,706	114,566
Taxes Other Than Income	23,492	95,345	70,892	182,095
Total	861,021	852,409	1,737,818	1,605,707

Operating Income	18	243,103	281,430	623,823
Other Income, Net	1,237	13,309	2,976	14,892
Income Before Interest Expense and Income Taxes	1,255	256,412	284,406	638,715
Interest Expense, Net	24,811	9,029	43,187	21,220
Income (Loss) Before Income Taxes	(23,556)	247,383	241,219	617,495
Income Tax Provision (Benefit)	(6,850)	69,177	99,215	198,333
Net Income (Loss)	(16,706)	178,206	142,004	419,162
Preferred Stock Dividends	-	-	-	443
Net Income (Loss) Available to Common Stockholders	$(16,706)	$178,206	$142,004	$418,719

Net Income (Loss) Per Share Available to Common Stockholders
Basic	$(0.07)	$0.72	$0.57	$1.70
Diluted	$(0.07)	$0.71	$0.57	$1.67

Dividends Declared per Common Share	$0.145	$0.120	$0.290	$0.240

Average Number of Common Shares
Basic	248,207	246,536	248,095	245,950
Diluted	248,207	251,135	250,499	250,553

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$706,964	$331,311
Accounts Receivable, Net	570,262	722,695
Inventories	243,614	187,970
Assets from Price Risk Management Activities	606,595	779,483
Income Taxes Receivable	19,078	27,053
Other	63,763	59,939
Total	2,210,276	2,108,451

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	22,292,107	20,803,629
Other Property, Plant and Equipment	1,172,546	1,057,888
Total Property, Plant and Equipment	23,464,653	21,861,517
Less: Accumulated Depreciation, Depletion and Amortization	(9,018,974)	(8,204,215)
Total Property, Plant and Equipment, Net	14,445,679	13,657,302
Other Assets	136,797	185,473
Total Assets	$16,792,752	$15,951,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$720,053	$1,122,209
Accrued Taxes Payable	78,470	86,265
Dividends Payable	35,983	33,461
Liabilities from Price Risk Management Activities	11,758	4,429
Deferred Income Taxes	213,413	368,231
Current Portion of Long-Term Debt	37,000	37,000
Other	92,943	113,321
Total	1,189,620	1,764,916

Long-Term Debt	2,760,000	1,860,000
Other Liabilities	550,339	498,291
Deferred Income Taxes	3,033,271	2,813,522
Commitments and Contingencies (Note 9)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and
250,528,510 Shares Issued at June 30, 2009 and 249,758,577
Shares Issued at December 31, 2008	202,505	202,498
Additional Paid in Capital	395,128	323,805
Accumulated Other Comprehensive Income	130,503	27,787
Retained Earnings	8,535,559	8,466,143
Common Stock Held in Treasury, 76,279 Shares at June 30, 2009
and 126,911 Shares at December 31, 2008	(4,173)	(5,736)
Total Stockholders' Equity	9,259,522	9,014,497
Total Liabilities and Stockholders' Equity	$16,792,752	$15,951,226

                       The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$142,004	$419,162
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	764,921	612,493
Impairments	112,517	81,449
Stock-Based Compensation Expenses	48,479	44,566
Deferred Income Taxes	62,161	123,330
Other, Net	1,689	(127,693)
Dry Hole Costs	36,637	15,213
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(384,953)	1,312,666
Realized Gains (Losses)	655,740	(114,859)
Other, Net	6,865	9,077
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	149,021	(395,526)
Inventories	(22,151)	(9,176)
Accounts Payable	(414,823)	255,495
Accrued Taxes Payable	(17,743)	(92,738)
Other Assets	(7,487)	(61,623)
Other Liabilities	(24,842)	(8,440)
Changes in Components of Working Capital Associated with
Investing and Financing Activities	169,183	(775)
Net Cash Provided by Operating Activities	1,277,218	2,062,621

Investing Cash Flows
Additions to Oil and Gas Properties	(1,433,591)	(2,144,769)
Additions to Other Property, Plant and Equipment	(151,845)	(196,353)
Proceeds from Sales of Assets	828	354,413
Changes in Components of Working Capital Associated with
Investing Activities	(169,101)	648
Other, Net	1,384	(20,429)
Net Cash Used in Investing Activities	(1,752,325)	(2,006,490)

Financing Cash Flows
Long-Term Debt Borrowing	900,000	-
Long-Term Debt Repayments	-	(38,000)
Dividends Paid	(69,516)	(51,647)
Redemption of Preferred Stock	-	(5,395)
Excess Tax Benefits from Stock-Based Compensation	21,874	55,552
Treasury Stock Purchased	(6,125)	(6,865)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	8,026	48,509
Debt Issuance Costs	(8,741)	-
Other, Net	(82)	127
Net Cash Provided by Financing Activities	845,436	2,281

Effect of Exchange Rate Changes on Cash	5,324	(4,542)

Increase in Cash and Cash Equivalents	375,653	53,870
Cash and Cash Equivalents at Beginning of Period	331,311	54,231
Cash and Cash Equivalents at End of Period	$706,964	$108,101

                           The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General. The consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 25, 2009 (EOG's 2008 Annual Report).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Gathering, processing and marketing revenues represent sales of third-party natural gas, crude oil and natural gas liquids as well as gathering fees associated with gathering third-party natural gas. EOG's gathering, processing and marketing revenues were previously presented net of related purchase and transportation costs in Net Operating Revenues - Other, Net. In addition, certain other expenses previously included in Lease and Well have been reclassified to Gathering and Processing Costs. The effect of these reclassifications on the three and six months ended June 30, 2008 presentation in the Consolidated Statements of Income was to increase total net operating revenues and total operating expenses by $63 million and $96 million, respectively. These changes did not impact previously reported operating income, net income or cash flows.

Recently Issued Accounting Standards and Developments. In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (SFAS No. 168), which establishes the FASB Accounting Standards Codification Principles (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for interim and annual periods ending after September 15, 2009 and will result in disclosure modifications.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date and through the date that the financial statements are issued or available to be issued, both for interim and annual reporting periods. SFAS No. 165 is effective prospectively for interim and annual reporting periods ending after June 15, 2009 and will result in additional disclosures. EOG adopted the provisions of SFAS No. 165 effective April 1, 2009. See Note 14.

Effective January 1, 2009, EOG adopted SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141 (R)), which establishes principles and requirements for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired, as well as determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141 (R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" (FSP 141 (R)-1). FSP 141 (R)-1 amended certain provisions of SFAS No. 141 (R) related to recognition, measurement and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. EOG adopted the provisions of FSP 141 (R)-1 effective January 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1), which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. EOG adopted the provisions of FSP 107-1 at June 30, 2009. See Note 11.

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

2. Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Lease and Well	$5.4	$4.1	$11.4	$8.5
Exploration Costs	4.9	4.4	10.1	8.4
General and Administrative	11.8	16.3	27.0	27.7
Total	$22.1	$24.8	$48.5	$44.6

The EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units and other stock-based awards, up to an aggregate maximum of 6.0 million shares of common stock, plus shares underlying forfeited or cancelled grants under the prior stock plans. At June 30, 2009, approximately 3.9 million common shares remained available for grant under the 2008 Plan. Effective with the adoption of the 2008 Plan, EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares.

Stock Options and Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of all Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Certain of EOG's stock options granted in 2005 contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price of EOG's common stock reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not issue Capped Options in the future. The fair value of each Capped Option grant was estimated using a Monte Carlo simulation. Effective May 2005, the fair value of stock option grants not containing the Capped Option feature and SAR grants was estimated using the Hull-White II binomial option pricing model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $10.4 million and $8.9 million during the three months ended June 30, 2009 and 2008, respectively, and $19.1 million and $17.8 million during the six months ended June 30, 2009 and 2008, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the six-month periods ended June 30, 2009 and 2008 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted Average Fair Value of Grants	$26.59	$34.22	$25.78	$21.86
Expected Volatility	51.74%	33.47%	78.89%	31.67%
Risk-Free Interest Rate	1.09%	2.47%	0.25%	3.29%
Dividend Yield	0.9%	0.4%	1.0%	0.4%
Expected Life	4.8 yrs	4.4 yrs	0.5 yrs	0.5 yrs

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

EOG has suspended the ESPP, effective for the July 1, 2009 - December 31, 2009 offering period, due to an insufficient number of shares remaining available under the ESPP. Subject to stockholder approval of an amendment to the ESPP to increase the shares available under the ESPP at the 2010 Annual Meeting of Stockholders, EOG expects to resume the ESPP for the January 1, 2010 - June 30, 2010 offering period. The ESPP was originally approved by EOG's stockholders in 2001.

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2009 and 2008 (stock options and SARs in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant	Stock	Grant
	Options/SARs	Price	Options/SARs	Price

Outstanding at January 1	7,802	$52.56	9,373	$41.04
Granted	66	70.34	51	117.58
Exercised (1)	(191)	30.64	(1,937)	25.71
Forfeited	(59)	71.72	(64)	61.92
Outstanding at June 30 (2)	7,618	$53.11	7,423	$45.39

Vested or Expected to Vest (3)	7,391	$52.38	7,192	$44.79

Exercisable at June 30 (4)	4,660	$38.60	3,886	$30.04

                            (1) The total intrinsic value of stock options/SARs exercised for the six months ended June 30, 2009 and 2008 was $7 million and $176 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
                            (2) The total intrinsic value of stock options/SARs outstanding at June 30, 2009 and 2008 was $146 million and $637 million, respectively. At June 30, 2009 and 2008, the weighted average remaining contractual life was 4.1 years and 4.7 years, respectively.
                            (3) The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2009 and 2008 was $146 million and $621 million, respectively. At June 30, 2009 and 2008, the weighted average remaining contractual life was 4.1 years and 4.7 years, respectively.
                            (4) The total intrinsic value of stock options/SARs exercisable at June 30, 2009 and 2008 was $140 million and
                                  $393 million, respectively. At June 30, 2009 and 2008, the weighted average remaining contractual life was
                                  3.5 years and 4.1 years, respectively.

At June 30, 2009, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $60.4 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.1 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $11.7 million and $15.9 million for the three months ended June 30, 2009 and 2008, respectively, and $29.4 million and $26.8 million for the six months ended June 30, 2009 and 2008, respectively.

The following table sets forth the restricted stock and restricted stock units transactions for the six-month periods ended June 30, 2009 and 2008 (shares and units in thousand):

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	3,048	$70.24	3,000	$50.61
Granted	686	49.30	374	125.06
Released (1)	(335)	25.61	(181)	21.43
Forfeited	(22)	79.53	(32)	66.47
Outstanding at June 30 (2)	3,377	$70.35	3,161	$60.91

                                            (1) The total intrinsic value of restricted stock and restricted stock units released for both the six months ended June 30, 2009 and 2008 was $19 million. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
                                            (2) The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2009 and 2008 was $229 million and $415 million, respectively.

At June 30, 2009, unrecognized compensation expense related to restricted stock and restricted stock units totaled $125.5 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 3.2 years.

3. Earnings (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share Available to Common Stockholders for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands, except per share data). For the three-month period ending June 30, 2009, the same number of shares was used in the calculation of both basic and diluted earnings per share as a result of the net loss available to common stockholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$(16,706)	$178,206	$142,004	$419,162
Less: Preferred Stock Dividends	-	-	-	443
Net Income (Loss) Available to Common Stockholders	$(16,706)	$178,206	$142,004	$418,719

Denominator for Basic Earnings Per Share -
Weighted Average Shares	248,207	246,536	248,095	245,950
Potential Dilutive Common Shares -
Stock Options/SARs	-	3,141	1,462	3,183
Restricted Stock and Restricted Stock Units	-	1,458	942	1,420
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	248,207	251,135	250,499	250,553

Net Income (Loss) Per Share Available to Common Stockholders
Basic	$(0.07)	$0.72	$0.57	$1.70
Diluted	$(0.07)	$0.71	$0.57	$1.67

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and restricted stock units that were anti-dilutive. The excluded stock options and SARs totaled 7.7 million and 1.9 million for the three months ended June 30, 2009 and 2008, respectively, and 3.2 million and 3.3 million for the six months ended June 30, 2009 and 2008, respectively. For the quarter ended June 30, 2009, excluded restricted stock and restricted stock units totaled 3.4 million.

4. Supplemental Cash Flow Information

Cash paid for interest and income taxes for the six-month periods ended June 30, 2009 and 2008 was as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Interest	$44,270	$23,780
Income Taxes	$26,162	$138,941

5. Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Comprehensive Income
Net Income (Loss)	$(16,706)	$178,206	$142,004	$419,162
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	150,251	15,813	98,963	(61,277)
Foreign Currency Swap Transaction	2,572	(1,983)	4,966	(2,957)
Income Tax Related to Foreign Currency
Swap Transaction	(649)	494	(1,258)	733
Defined Benefit Pension and
Postretirement Plans	36	35	70	70
Income Tax Related to Defined Benefit
Pension and Postretirement Plans	(13)	(12)	(25)	(76)
Total	$135,491	$192,553	$244,720	$355,655

6. Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Operating Revenues
United States	$719,714	$763,994	$1,722,618	$1,602,041
Canada	86,142	215,061	191,044	385,515
Trinidad	50,150	105,131	91,412	215,015
Other International (1)	5,033	11,326	14,174	26,959
Total	$861,039	$1,095,512	$2,019,248	$2,229,530

Operating Income (Loss)
United States	$(6,088)	$64,471	$255,630	$295,029
Canada	(10,787)	115,535	(8,398)	175,323
Trinidad	29,772	64,159	51,270	152,561
Other International (1)	(12,879)	(1,062)	(17,072)	910
Total	18	243,103	281,430	623,823

Reconciling Items
Other Income, Net	1,237	13,309	2,976	14,892
Interest Expense, Net	24,811	9,029	43,187	21,220
Income (Loss) Before Income Taxes	$(23,556)	$247,383	$241,219	$617,495

                                                  (1) Other International includes EOG's United Kingdom operations and, effective July 1, 2008, EOG's China operations.

Total assets by reportable segment are presented below at June 30, 2009 and December 31, 2008 (in thousands):

	At	At
	June 30,	December 31,
	2009	2008
Total Assets
United States	$13,176,235	$12,668,763
Canada	2,594,455	2,421,979
Trinidad	792,787	735,387
Other International (1)	229,275	125,097
Total	$16,792,752	$15,951,226

                                                                                           (1) Other International includes EOG's United Kingdom operations and, effective July 1, 2008, EOG's China operations.

7. Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of oil and gas properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations," for the six-month periods ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Carrying Amount at Beginning of Period	$368,159	$211,124
Liabilities Incurred	15,415	15,246
Liabilities Settled	(10,502)	(13,795)
Accretion	10,690	5,801
Revisions (1)	(94)	5,217
Foreign Currency Translations	3,806	(2,242)
Carrying Amount at End of Period	$387,474	$221,351

Current Portion	$19,834	$5,318
Noncurrent Portion	$367,640	$216,033

                                                              (1) Revisions to asset retirement obligations reflect changes in abandonment cost estimates.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

8. Suspended Well Costs

EOG's net changes in suspended well costs for the six-month period ended June 30, 2009 in accordance with FSP No. 19-1, "Accounting for Suspended Well Costs," are presented below (in thousands):

Six Months
Ended
June 30,
2009

Balance at December 31, 2008	$85,255
Additions Pending the Determination of Proved Reserves	72,951
Reclassifications to Proved Properties	(9,540)
Charged to Dry Hole Costs	(11,971)
Foreign Currency Translations	5,328
Balance at June 30, 2009	$142,023

The following table provides an aging of suspended well costs at June 30, 2009 (in thousands, except well count):

	At
	June 30,
	2009

Capitalized exploratory well costs that have been
capitalized for a period less than one year	$79,832
Capitalized exploratory well costs that have been
capitalized for a period greater than one year	62,191	(1)
Total	$142,023
Number of exploratory wells that have been
capitalized for a period greater than one year	4

                                                    (1) Costs related to three shale projects in British Columbia, Canada (B.C.) ($41 million)
                                                          and an outside operated, offshore Central North Sea project in the United Kingdom
                                                          (U.K.) ($21 million). In the B.C. shale projects, further reserve evaluations will be made based on drilling and completion activities during 2009 and 2010. In addition,
                                                          EOG is evaluating infrastructure alternatives for the B.C. shale projects. In the Central
                                                          North Sea project, the operator submitted a field development plan to the U.K. Department of Energy and Climate Change during the fourth quarter of 2008. EOG is currently focused on securing an export route for production from the Central North Sea project.

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

10. Pension and Postretirement Benefits

Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. For the six months ended June 30, 2009 and 2008, EOG's total costs recognized for these pension plans were $10.4 million and $9.7 million, respectively.

In addition, as more fully discussed in Note 6 to Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG's Canadian, Trinidadian and United Kingdom subsidiaries maintain various pension and savings plans for most of their respective employees. For both the six months ended June 30, 2009 and 2008, combined contributions to these plans were $1.2 million.

Postretirement Plan. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents. For the six months ended June 30, 2009, EOG's total contributions to these plans were approximately $69,000. The net periodic benefit costs recognized for the postretirement medical and dental plans were $0.4 million for both the six months ended June 30, 2009 and 2008.

11. Long-Term Debt and Common Stock

Long-Term Debt. EOG utilizes commercial paper and short-term borrowings from uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes. EOG had no outstanding borrowings from commercial paper or uncommitted credit facilities at June 30, 2009. The weighted average interest rates for commercial paper and uncommitted credit facility borrowings for the six months ended June 30, 2009 were 0.98% and 1.07%, respectively.

On May 21, 2009, EOG completed its public offering of $900 million aggregate principal amount of 5.625% Senior Notes due 2019 (Notes). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2009. Net proceeds from the offering of approximately $891 million were used for general corporate purposes, including repayment of outstanding commercial paper borrowings.

EOG currently has a $1.0 billion unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement matures on June 28, 2012. At June 30, 2009, there were no borrowings or letters of credit outstanding under the Agreement. Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offering Rate plus an applicable margin (Eurodollar rate) or the base rate of the Agreement's administrative agent. At June 30, 2009, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 0.50% and 3.25%, respectively.

On May 11, 2009, EOG Resources Trinidad Limited, a wholly owned foreign subsidiary of EOG, amended its 3-year, $75 million Revolving Credit Agreement (Credit Agreement) to extend the scheduled maturity date of the remaining outstanding balance of $37 million from May 12, 2009 to May 12, 2010. Borrowings under the Credit Agreement accrue interest based, at EOG's option, on either the Eurodollar rate or the base rate of the Credit Agreement's administrative agent. The applicable Eurodollar rate at June 30, 2009 was 2.82%. The weighted average Eurodollar rate for the amount outstanding during the first six months of 2009 was 2.81%.

Fair Value of Long-Term Debt. At June 30, 2009 and December 31, 2008, EOG had $2,797 million and $1,897 million, respectively, of long-term debt, which had estimated fair values of approximately $2,985 million and $1,933 million, respectively. The estimated fair value of long-term debt was based upon quoted market prices and, where such quotes were not available, upon interest rates available to EOG at period-end.

Common Stock. On February 4, 2009, EOG's Board of Directors increased the quarterly cash dividend on EOG's common stock from the previous $0.135 per share to $0.145 per share effective with the dividend paid on April 30, 2009 to record holders as of April 16, 2009.

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

The following table provides fair value measurement information within the hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2009 and December 31, 2008 (in millions):

	Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
At June 30, 2009
Financial Assets:
Natural gas collars, price swaps
and basis swaps	$-	$607	$-

Financial Liabilities:
Natural gas collars, price swaps
and basis swaps	$-	$47	$-
Foreign currency rate swap	$-	$31	$-

At December 31, 2008
Financial Assets:
Natural gas collars, price swaps
and basis swaps	$-	$836	$-

Financial Liabilities:
Natural gas collars, price swaps
and basis swaps	$-	$12	$-
Foreign currency rate swap	$-	$26	$-

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

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," proved oil and gas properties with a carrying amount of $32 million were written down to their fair value of $9 million, resulting in a pretax impairment charge of $23 million for the six months ended June 30, 2009. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future natural gas and crude oil prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

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

Commodity Price Risk. As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar, price swap and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income. The related cash flow impact is reflected as Cash Flows from Operating Activities. In addition to financial transactions, from time to time, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Foreign Currency Exchange Rate Risk. As more fully described in Note 2 to the Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG is party to a foreign currency swap transaction with multiple banks to eliminate any exchange rate impacts that may result from the $150 million principal amount of notes issued by one of EOG's Canadian subsidiaries. EOG accounts for the foreign currency swap transaction using the hedge accounting method, pursuant to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Changes in the fair value of the foreign currency swap do not impact Net Income (Loss) Available to Common Stockholders. The after-tax net impact from the foreign currency swap transaction was an increase in Other Comprehensive Income of $1.9 million and a reduction in Other Comprehensive Income of $1.5 million for the three months ended June 30, 2009 and 2008, respectively, and a $3.7 million increase and a $2.2 million reduction in Other Comprehensive Income for the six months ended June 30, 2009 and 2008, respectively (see Note 5).

The following table sets forth the amount, on a gross basis, and classification of EOG's outstanding derivative financial instruments at June 30, 2009 and December 31, 2008. Certain amounts may be presented on a net basis in the financial statements in accordance with master netting arrangements between EOG and the counter-parties to the transactions (in millions):

		Fair Value at
		June 30,	December 31,
Description	Location on Balance Sheet	2009	2008

Asset Derivatives
Natural gas collars and price swaps -
Current portion	Assets from Price Risk
	Management Activities	$630	$786
Noncurrent portion	Other Assets	$-	$63

Liability Derivatives
Natural gas basis swaps -
Current portion	Liabilities from Price Risk
	Management Activities	$35	$11
Noncurrent portion	Other Liabilities	$35	$14

Foreign currency rate swaps -
Noncurrent portion	Other Liabilities	$31	$26

EOG recognized a net gain on the mark-to-market of financial commodity derivative contracts of $385 million for the six months ended June 30, 2009 and a net loss of $1,313 million for the six months ended June 30, 2008.

Financial Collar Contracts. Presented below is a comprehensive summary of EOG's natural gas financial collar contracts at June 30, 2009. The notional volumes are expressed in million British thermal units per day (MMBtud) and prices are expressed in dollars per million British thermal units ($/MMBtu). The average floor price of EOG's outstanding natural gas financial collar contracts for 2010 was $10.33 per million British thermal units (MMBtu) and the average ceiling price was $12.63 per MMBtu.

Natural Gas Financial Collar Contracts
		Floor Price		Ceiling Price
			Weighted		Weighted
	Volume	Floor Range	Average Price	Ceiling Range	Average Price
	(MMBtud)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)
2010
January	40,000	$11.44 - 11.47	$11.45	$13.79 - 13.90	$13.85
February	40,000	11.38 - 11.41	11.40	13.75 - 13.85	13.80
March	40,000	11.13 - 11.15	11.14	13.50 - 13.60	13.55
April	40,000	9.40 - 9.45	9.42	11.55 - 11.65	11.60
May	40,000	9.24 - 9.29	9.26	11.41 - 11.55	11.48
June	40,000	9.31 - 9.36	9.34	11.49 - 11.60	11.55

On April 29, 2009, EOG settled its natural gas financial collar contracts with notional volumes of 40,000 MMBtud for the July 1, 2010 - December 31, 2010 period and received proceeds of $26.5 million.

Financial Price Swap Contracts. Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at June 30, 2009. The notional volumes are expressed in MMBtud and prices are expressed in $/MMBtu. The average price of EOG's outstanding natural gas financial price swap contracts for 2009 was $9.12 per MMBtu and for 2010 was $10.14 per MMBtu.

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2009
January (closed)	585,000	$10.76
February (closed)	585,000	10.73
March (closed)	585,000	10.50
April (closed)	610,000	9.24
May (closed)	610,000	9.16
June (closed)	710,000	8.53
July (closed)	710,000	8.62
August	710,000	8.67
September	710,000	8.69
October	710,000	8.76
November	610,000	9.66
December	610,000	9.99

2010
January	20,000	$11.20
February	20,000	11.15
March	20,000	10.89
April	20,000	9.29
May	20,000	9.13
June	20,000	9.21

On April 24, 2009, EOG settled its natural gas financial price swap contracts with notional volumes of 20,000 MMBtud for the July 1, 2010 - December 31, 2010 period and received proceeds of $12.1 million.

Financial Basis Swap Contracts. Prices received by EOG for its natural gas production generally vary from New York Mercantile Exchange (NYMEX) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas financial basis swap contracts in order to fix the differential between prices in the Rocky Mountain area and NYMEX Henry Hub prices. Presented below is a comprehensive summary of EOG's natural gas financial basis swap contracts at June 30, 2009. The weighted average price differential represents the amount of reduction to NYMEX gas prices per MMBtu for the notional volumes covered by the basis swap. Notional volumes are expressed in MMBtud and price differentials are expressed in $/MMBtu.

Natural Gas Financial Basis Swap Contracts
		Weighted
		Average Price
	Volume	Differential
	(MMBtud)	($/MMBtu)
2009
Second Quarter (closed)	65,000	$(2.54)
Third Quarter (1)	65,000	(2.60)
Fourth Quarter	65,000	(3.03)

2010
First Quarter	65,000	$(1.72)
Second Quarter	65,000	(2.56)
Third Quarter	65,000	(3.17)
Fourth Quarter	65,000	(3.73)

2011
First Quarter	65,000	$(1.89)

                                                                                  (1) Includes closed contracts for July 2009.

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

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association (ISDA) Master Agreements with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDA may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDA to be settled immediately. See Note 12 for the aggregate fair value of all derivative instruments with credit-risk related contingent features that are in a net liability position at June 30, 2009 and December 31, 2008. EOG had zero collateral posted at both June 30, 2009 and December 31, 2008.

14. Subsequent Events

In June 2009, EOG entered into an agreement to acquire certain crude oil and natural gas properties and related assets located in Montague and Cooke Counties, Texas (Barnett Shale Combo Assets). The Barnett Shale Combo Assets consist of proved developed and undeveloped reserves and unproved acreage. The purchase price, which is subject to customary post-closing adjustments, totaled $134.1 million, consisting of cash consideration of $44.5 million and 1,450,000 shares of EOG common stock with a closing date fair market value of $89.6 million. The transaction closed on July 8, 2009.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) oil and natural gas companies in the United States with proved reserves in the United States, Canada, Trinidad, the United Kingdom and China. EOG operates under a consistent business and operational strategy that focuses predominantly on achieving a strong reinvestment rate of return, drilling internally generated prospects, delivering long-term production growth and maintaining a strong balance sheet.

United States and Canada. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG continues to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's natural gas and crude oil production. Production in the United States and Canada accounted for approximately 86% of total company production in both the first six months of 2009 and the first six months of 2008. One of EOG's exploration strategies is to apply its horizontal drilling expertise gained in natural gas resources plays to unconventional oil reservoirs. During the first six months of 2009, the Fort Worth Basin Barnett Shale and North Dakota Bakken areas produced an increasing amount of crude oil and natural gas liquids as compared to the comparable period in 2008. For the first six months of 2009, crude oil and natural gas liquids production accounted for approximately 21% of total company production as compared to 17% for the comparable period in 2008. Based on current trends, EOG expects its 2009 crude oil and natural gas liquids production to continue to increase as compared to 2008. EOG's major producing areas are in Louisiana, New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.

In June 2009, EOG entered into an agreement to acquire certain crude oil and natural gas properties and related assets located in Montague and Cooke Counties, Texas (Barnett Shale Combo Assets). The Barnett Shale Combo Assets consist of proved developed and undeveloped reserves and approximately 25,000 net unproved acres. Production from these assets has averaged approximately 2,000 barrels equivalent per day, net. The purchase price, which is subject to customary post-closing adjustments, totaled $134.1 million, consisting of cash consideration of $44.5 million and 1,450,000 shares of EOG common stock with a closing date fair market value of $89.6 million. The transaction closed on July 8, 2009.

International. In the United Kingdom, EOG drilled two operated exploratory wells in the East Irish Sea during the second quarter of 2009. The first exploratory well in Block 110/14d was unsuccessful. The second exploratory well in Block 110/12 resulted in an oil discovery. Additional drilling is planned for this block, in which EOG has a 100% working interest, in late 2009. In the Sichuan Basin, Sichuan Province, The People's Republic of China, EOG completed a monitoring well in the second quarter of 2009 and began drilling a horizontal well in June 2009.

EOG continues to evaluate other select natural gas and crude oil opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. At June 30, 2009, EOG's debt-to-total capitalization ratio was 23% as compared to 17% at December 31, 2008. On May 21, 2009, EOG completed its public offering of $900 million aggregate principal amount of 5.625% Senior Notes due 2019 (Notes). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2009. Net proceeds from the offering of approximately $891 million were used for general corporate purposes, including repayment of outstanding commercial paper borrowings. During the first six months of 2009, EOG funded $1.7 billion in exploration and development and other property, plant and equipment expenditures and paid $70 million in dividends to common stockholders, primarily by utilizing cash provided from its operating activities, proceeds from commercial paper and uncommitted credit facility borrowings and proceeds from the offering of the Notes.

For 2009, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $3.3 billion, including acquisitions of approximately $140 million. United States and Canada natural gas and crude oil drilling activity continues to be a key component of these expenditures. EOG intends to manage the 2009 capital budget while maintaining a strong balance sheet. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Net Operating Revenues. During the second quarter of 2009, net operating revenues decreased $235 million, or 21%, to $861 million from $1,096 million for the same period of 2008. Total wellhead revenues for the second quarter of 2009, which are revenues generated from sales of EOG's production of natural gas, crude oil and condensate and natural gas liquids, decreased $1,118 million, or 60%, to $747 million from $1,865 million for the same period of 2008. During the second quarter of 2009, EOG recognized a net gain on mark-to-market commodity derivative contracts of $34 million compared to a loss of $843 million for the same period of 2008. Gathering, processing and marketing revenues, which are revenues generated from sales of third-party natural gas, crude oil and natural gas liquids as well as gathering fees associated with gathering third-party natural gas, for the second quarter of 2009 increased $13 million, or 21%, to $77 million from $64 million for the same period of 2008.

Wellhead volume and price statistics for the three-month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,
	2009	2008
Natural Gas Volumes (MMcfd) (1)
United States	1,139	1,139
Canada	225	215
Trinidad	266	217
Other International (2)	15	12
Total	1,645	1,583

Average Natural Gas Prices ($/Mcf) (3)
United States	$3.37	$10.36
Canada	3.40	9.42
Trinidad	1.51	3.64
Other International (2)	3.55	9.95
Composite	3.07	9.31

Crude Oil and Condensate Volumes (MBbld) (1)
United States	42.9	35.4
Canada	2.9	2.6
Trinidad	3.0	3.2
Other International (2)	0.1	-
Total	48.9	41.2

Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$52.82	$117.60
Canada	52.52	112.55
Trinidad	47.50	113.29
Other International (2)	46.75	114.40
Composite	52.47	116.94

Natural Gas Liquids Volumes (MBbld) (1)
United States	22.1	14.2
Canada	1.0	0.9
Total	23.1	15.1

Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$25.60	$63.62
Canada	25.60	66.39
Composite	25.60	63.78

Natural Gas Equivalent Volumes (MMcfed) (4)
United States	1,529	1,437
Canada	249	236
Trinidad	284	236
Other International (2)	15	12
Total	2,077	1,921

Total Bcfe (4)	189.0	174.8

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

Wellhead natural gas revenues for the second quarter of 2009 decreased $881 million, or 66%, to $460 million from $1,341 million for the same period of 2008. The decrease was due to a lower composite average wellhead natural gas price ($933 million), partially offset by increased natural gas deliveries ($52 million). EOG's composite average wellhead natural gas price decreased 67% to $3.07 per thousand cubic feet (Mcf) for the second quarter of 2009 from $9.31 per Mcf for the same period of 2008.

Natural gas deliveries for the second quarter of 2009 increased 62 MMcfd, or 4%, to 1,645 MMcfd from 1,583 MMcfd for the same period of 2008. The increase was primarily due to higher production in Trinidad (49 MMcfd) and Canada (10 MMcfd). The increase in Trinidad was primarily due to increased net contractual deliveries and reduced plant shutdowns for maintenance during 2009. The increase in Canada was primarily attributable to British Columbia Horn River Basin production.

Wellhead crude oil and condensate revenues for the second quarter of 2009 decreased $204 million, or 47%, to $233 million from $437 million for the same period of 2008, due to a lower composite average wellhead crude oil and condensate price ($287 million), partially offset by an increase of 8 MBbld, or 19%, in wellhead crude oil and condensate deliveries ($83 million). The increase in deliveries primarily reflects increased production in North Dakota. The composite average wellhead crude oil and condensate price for the second quarter of 2009 decreased 55% to $52.47 per barrel compared to $116.94 per barrel for the same period of 2008.

Natural gas liquids revenues for the second quarter of 2009 decreased $34 million, or 39%, to $54 million from $88 million for the same period of 2008, due to a lower composite average price ($80 million), partially offset by an increase of 8 MBbld, or 53%, in natural gas liquids deliveries ($46 million). The composite average natural gas liquids price for the second quarter of 2009 decreased 60% to $25.60 per barrel compared to $63.78 per barrel for the same period of 2008. The increase in deliveries primarily reflects increased volumes in the Fort Worth Basin Barnett Shale area.

During the second quarter of 2009, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $34 million compared to a loss of $843 million for the same period of 2008. During the second quarter of 2009, the net cash inflow related to settled natural gas financial collar, price swap and basis swap contracts was $345 million compared to the cash outflow related to settled natural gas and crude oil financial price swap contracts of $138 million for the same period of 2008.

Gathering, processing and marketing revenues represent sales of third-party natural gas, crude oil and natural gas liquids as well as gathering fees associated with gathering third-party natural gas. During the three months ended June 30, 2009 and 2008, substantially all of such revenues were related to sales of third-party natural gas and crude oil. Marketing costs represent the costs of purchasing third-party natural gas and crude oil and the associated transportation costs.

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2009 were $2 million higher compared to the same period of 2008. The increase resulted primarily from increased natural gas marketing operations in the Gulf Coast area.

Operating and Other Expenses. For the second quarter of 2009, operating expenses of $861 million were $9 million higher than the $852 million incurred in the second quarter of 2008. The following table presents the costs per thousand cubic feet equivalent (Mcfe) for the three-month periods ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008

Lease and Well	$0.71	$0.74
Transportation Costs	0.35	0.36
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	1.86	1.71
Other Property, Plant and Equipment	0.12	0.09
General and Administrative (G&A)	0.31	0.35
Interest Expense, Net	0.13	0.05
Total (1)	$3.48	$3.30

                   (1) Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net for the three months ended June 30, 2009 compared to the same period of 2008 are set forth below.

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

Lease and well expenses of $135 million for the second quarter of 2009 increased $5 million from $130 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($9 million) and Canada ($2 million), partially offset by changes in the Canadian exchange rate ($4 million) and decreased expenditures for workovers in the United States ($2 million).

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

Transportation costs of $66 million for the second quarter of 2009 increased $3 million from $63 million for the same prior year period primarily due to increased production and costs associated with marketing arrangements to transport production from the Rocky Mountain area ($2 million) and the South Texas area ($2 million) to downstream markets.

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

DD&A expenses for the second quarter of 2009 increased $61 million to $376 million from $315 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2009 were $53 million higher than the same prior year period primarily due to higher unit rates in the United States ($29 million), Trinidad ($3 million) and Canada ($3 million) and as a result of increased production in the United States ($16 million) and in Canada ($2 million), partially offset by changes in the Canadian exchange rate ($7 million).

DD&A expenses associated with other property, plant and equipment for the second quarter of 2009 were $8 million higher than the same prior year period primarily due to increased expenditures associated with natural gas gathering systems and processing plants in the Fort Worth Basin Barnett Shale area ($5 million) and Rocky Mountain area ($2 million).

G&A expenses of $59 million for the second quarter of 2009 decreased $3 million from the same prior year period primarily due to lower employee-related costs ($4 million), partially offset by higher insurance costs ($1 million).

Interest expense, net of $25 million for the second quarter of 2009 increased $16 million compared to the same prior year period primarily due to a higher average debt balance ($18 million), partially offset by higher capitalized interest ($2 million).

Gathering and processing costs represent operation and maintenance expenses and administrative expenses associated with operating EOG's natural gas gathering and processing assets.

Gathering and processing costs for the second quarter of 2009 increased $5 million to $14 million as compared to the same prior year period primarily due to increased activities in the Rocky Mountain area ($3 million) and Fort Worth Basin Barnett Shale area ($1 million).

Exploration costs of $34 million for the second quarter of 2009 decreased $25 million from the same prior year period primarily due to decreased geological and geophysical expenditures in the United States ($22 million) and the United Kingdom ($3 million).

Impairments include amortization of unproved leases, as well as impairments under Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which requires an entity to compute impairments to the carrying value of long-lived assets based on future cash flow analysis. Impairments of $47 million for the second quarter of 2009 decreased $2 million from $49 million for the same prior year period primarily due to decreased SFAS No. 144 related impairments ($24 million), partially offset by increased amortization costs of unproved leases in the United States ($22 million). The decreased SFAS No. 144 related impairments is a result of no SFAS No. 144 related impairments recorded in the second quarter of 2009 and SFAS No. 144 related impairments recorded in the second quarter of 2008 in Trinidad as a result of EOG's relinquishment of its rights to Block Lower Reverse "L" (LRL) ($20 million) and in the United States ($4 million). Under SFAS No. 144, EOG recorded impairments of zero and $24 million for the second quarter of 2009 and 2008, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are determined based on wellhead revenues and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2009 decreased $72 million to $23 million (3.1% of wellhead revenues) from $95 million (5.1% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to a decrease in severance/production taxes as a result of decreased wellhead revenues in the United States ($43 million) and Trinidad ($5 million), an increase in credits taken in 2009 for Texas high cost gas severance tax rate reductions ($15 million) and lower ad valorem/property taxes in the United States ($13 million), partially offset by an increase in franchise taxes in the United States ($6 million). The decline in taxes other than income as a percentage of wellhead revenues primarily reflects an increase in credits taken in 2009 for Texas high cost gas severance tax rate reductions combined with a decline in non-revenue based taxes.

Other income, net was $1 million for the second quarter of 2009 compared to $13 million for the same prior year period. The decrease of $12 million was primarily due to lower equity income from ammonia plants in Trinidad ($6 million), lower interest income ($2 million) and settlements received related to the Enron Corp. bankruptcy in the second quarter of 2008 ($2 million).

EOG recognized an income tax benefit of $7 million for the second quarter of 2009 compared to an income tax provision of $69 million for the same prior year period. The change was primarily due to decreased pretax income ($95 million), partially offset by the absence of 2008 tax benefits related to the impairment of LRL ($18 million). The net effective tax rate for the second quarter of 2009 increased to 29% from 28% for the same prior year period.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Net Operating Revenues. During the first six months of 2009, net operating revenues decreased $211 million, or 9%, to $2,019 million from $2,230 million for the same period of 2008. Total wellhead revenues for the first six months of 2009 decreased $1,783 million, or 54%, to $1,515 million from $3,298 million for the same period of 2008. During the first six months of 2009, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $385 million compared to a net loss of $1,313 million for the same period of 2008. Gathering, processing and marketing revenues for the first six months of 2009 increased $15 million, or 15%, to $115 million from $100 million for the same period of 2008. Other, net operating revenues in 2008 primarily consist of a gain of $128 million on the sale of EOG's Appalachian assets in February 2008.

Wellhead volume and price statistics for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,
	2009	2008
Natural Gas Volumes (MMcfd)
United States	1,167	1,112
Canada	227	215
Trinidad	264	224
Other International	15	15
Total	1,673	1,566

Average Natural Gas Prices ($/Mcf)
United States	$3.72	$9.23
Canada	3.92	8.42
Trinidad	1.42	3.76
Other International	4.84	9.89
Composite	3.39	8.34

Crude Oil and Condensate Volumes (MBbld)
United States	43.8	33.0
Canada	3.1	2.5
Trinidad	3.0	3.4
Other International	0.1	-
Total	50.0	38.9

Average Crude Oil and Condensate Prices ($/Bbl)
United States	$42.85	$105.78
Canada	44.53	101.41
Trinidad	40.49	99.92
Other International	46.73	96.84
Composite	42.82	104.97

Natural Gas Liquids Volumes (MBbld)
United States	21.9	15.5
Canada	1.1	0.9
Total	23.0	16.4

Average Natural Gas Liquids Prices ($/Bbl)
United States	$23.88	$60.19
Canada	25.56	61.52
Composite	23.96	60.26

Natural Gas Equivalent Volumes (MMcfed)
United States	1,561	1,403
Canada	252	236
Trinidad	282	244
Other International	16	15
Total	2,111	1,898

Total Bcfe	382.1	345.4

Wellhead natural gas revenues for the first six months of 2009 decreased $1,350 million, or 57%, to $1,028 million from $2,378 million for the same period of 2008. The decrease was due to a lower composite average wellhead natural gas price ($1,499 million), partially offset by increased natural gas deliveries ($149 million). EOG's composite average wellhead natural gas price decreased 59% to $3.39 per Mcf for the first six months of 2009 from $8.34 per Mcf for the same period of 2008.

Natural gas deliveries for the first six months of 2009 increased 107 MMcfd, or 7%, to 1,673 MMcfd from 1,566 MMcfd for the same period of 2008. The increase was due to higher production in the United States (55 MMcfd), Trinidad (40 MMcfd) and Canada (12 MMcfd). The increase in the United States was primarily attributable to increased production in Texas (44 MMcfd), the Rocky Mountain area (30 MMcfd) and Louisiana (2 MMcfd), partially offset by decreased production in Mississippi (8 MMcfd), Oklahoma (4 MMcfd), Pittsburgh as a result of the February 2008 sale of EOG's Appalachian assets (4 MMcfd) and New Mexico (4 MMcfd). The increase in Trinidad was primarily due to increased net contractual deliveries. The increase in Canada was primarily attributable to British Columbia Horn River Basin production.

Wellhead crude oil and condensate revenues for the first six months of 2009 decreased $352 million, or 48%, to $388 million from $740 million for the same period of 2008, due to a lower composite average wellhead crude oil and condensate price ($563 million), partially offset by an increase of 11 MBbld, or 29%, in wellhead crude oil and condensate deliveries ($211 million). The increase in deliveries primarily reflects increased production in North Dakota. The composite average wellhead crude oil and condensate price for the first six months of 2009 decreased 59% to $42.82 per barrel compared to $104.97 per barrel for the same period of 2008.

Natural gas liquids revenues for the first six months of 2009 decreased $80 million, or 44%, to $100 million from $180 million for the same period of 2008, due to a lower composite average price ($151 million), partially offset by an increase of 7 MBbld, or 40%, in natural gas liquids deliveries ($71 million). The composite average natural gas liquids price for the first six months of 2009 decreased 60% to $23.96 per barrel compared to $60.26 per barrel for the same period of 2008. The increase in deliveries primarily reflects increased volumes in the Fort Worth Basin Barnett Shale area.

During the first six months of 2009, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $385 million compared to a net loss of $1,313 million for the same period of 2008. During the first six months of 2009, the net cash inflow related to settled natural gas financial collar, price swap and basis swap contracts was $656 million compared to a net cash outflow related to settled natural gas and crude oil financial price swap contracts of $115 million for the same period of 2008.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2009 increased $5 million to $9 million compared to $4 million for the same period of 2008. The increase resulted primarily from increased natural gas marketing operations in the Gulf Coast area.

Operating and Other Expenses. For the first six months of 2009, operating expenses of $1,738 million were $132 million higher than the $1,606 million incurred in the same period of 2008. The following table presents the costs per Mcfe for the six-month periods ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008

Lease and Well	$0.73	$0.74
Transportation Costs	0.35	0.36
DD&A -
Oil and Gas Properties	1.88	1.69
Other Property, Plant and Equipment	0.12	0.08
G&A	0.31	0.33
Interest Expense, Net	0.11	0.06
Total (1)	$3.50	$3.26

                            (1) Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and interest expense, net for the six months ended June 30, 2009 compared to the same period of 2008 are set forth below.

Lease and well expenses of $280 million for the first six months of 2009 increased $26 million from $254 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($27 million) and Canada ($6 million) and higher lease and well administrative expenses ($3 million), partially offset by changes in the Canadian exchange rate ($11 million).

Transportation costs of $135 million for the first six months of 2009 increased $10 million from $125 million for the same prior year period primarily due to increased production and costs associated with marketing arrangements to transport production from the Rocky Mountain area ($6 million) and the Fort Worth Basin Barnett Shale area ($5 million) to downstream markets.

DD&A expenses for the first six months of 2009 increased $153 million to $765 million from $612 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2009 were $135 million higher than the same prior year period primarily due to higher unit rates in the United States ($74 million), Canada ($8 million) and Trinidad ($7 million) and as a result of increased production in the United States ($51 million), Canada ($6 million) and in Trinidad ($2 million), partially offset by changes in the Canadian exchange rate ($18 million).

DD&A expenses associated with other property, plant and equipment for the second quarter of 2009 were $18 million higher than the same prior year period primarily due to increased expenditures associated with natural gas gathering systems and processing plants in the Fort Worth Basin Barnett Shale area ($10 million) and Rocky Mountain area ($5 million).

Interest expense, net of $43 million for the first six months of 2009 increased $22 million compared to the same prior year period primarily due to higher average debt balance ($28 million), partially offset by higher capitalized interest ($5 million).

Gathering and processing costs for the first six months of 2009 increased $14 million to $31 million as compared to the same prior year period primarily due to increased activities in the Rocky Mountain area ($8 million) and the Fort Worth Basin Barnett Shale area ($5 million).

Exploration costs of $84 million for the first six months of 2009 decreased $24 million compared to the same prior year period primarily due to decreased geological and geophysical expenditures in the United States ($21 million) and the United Kingdom ($2 million).

Impairments of $113 million for the first six months of 2009 increased $31 million compared to the same prior year period primarily due to increased amortization of unproved leases in the United States ($41 million) and increased SFAS No. 144 related impairments in the United States ($13 million), partially offset by a SFAS No. 144 related impairment in Trinidad recorded in the second quarter of 2008 as a result of EOG's relinquishment of its rights to LRL ($20 million). Under SFAS No. 144, EOG recorded impairments of $23 million and $33 million for the six months ended June 30, 2009 and 2008, respectively.

Taxes other than income for the first six months of 2009 decreased $111 million to $71 million (4.7% of wellhead revenues) from $182 million (5.5% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes primarily as a result of decreased wellhead revenues in the United States ($71 million) and Trinidad ($12 million), an increase in credits taken in 2009 for Texas high cost gas severance tax rate reductions ($20 million) and lower ad valorem/property taxes in the United States ($12 million), partially offset by an increase in franchise taxes in the United States ($6 million). The decline in taxes other than income as a percentage of wellhead revenues primarily reflects an increase in credits taken in 2009 for Texas high cost gas severance tax rate reductions combined with a decline in non-revenue based taxes.

Other income, net was $3 million for the first six months of 2009 compared to $15 million for the same prior year period. The decrease of $12 million was primarily due to lower equity income from ammonia plants in Trinidad ($10 million), lower interest income ($3 million) and settlements received related to the Enron Corp. bankruptcy in the second quarter of 2008 ($2 million), partially offset by increased foreign currency transaction gains ($3 million).

Income tax provision of $99 million for the first six months of 2009 decreased $99 million compared to $198 million for the same prior year period due primarily to decreased pretax income ($132 million), partially offset by a higher effective tax rate. The net effective tax rate for the first six months of 2009 increased to 41% from 32% for the same prior year period primarily as a result of higher state taxes and the absence of 2008 tax benefits related to the impairment of LRL.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2009 were funds generated from operations, net commercial paper and uncommitted credit facility borrowings and a long-term debt borrowing. The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; and dividend payments to stockholders. During the first six months of 2009, EOG's cash balance increased $376 million to $707 million from $331 million at December 31, 2008.

Net cash provided by operating activities of $1,277 million for the first six months of 2009 decreased $785 million compared to the same period of 2008 primarily reflecting a decrease in wellhead revenues ($1,783 million) and an increase in cash paid for interest expense ($20 million), partially offset by a favorable change in net cash flow from the settlement of financial commodity derivative contracts ($771 million), a decrease in net cash paid for income taxes ($113 million), a decrease in cash operating expenses ($88 million) and favorable changes in working capital and other assets and liabilities ($69 million).

Net cash used in investing activities of $1,752 million for the first six months of 2009 decreased by $254 million compared to the same period of 2008 due primarily to a decrease in additions to oil and gas properties ($711 million) and a decrease in additions to other property, plant and equipment ($45 million), partially offset by a decrease in proceeds from sales of assets ($354 million), primarily reflecting net proceeds from the sale of EOG's Appalachian assets in February 2008, and unfavorable changes in working capital associated with investing activities ($170 million).

Net cash provided by financing activities was $845 million for the first six months of 2009 compared to $2 million for the same period of 2008. Cash provided by financing activities for the first six months of 2009 included a long-term debt borrowing ($900 million), excess tax benefits from stock-based compensation ($22 million) and proceeds from stock options exercised and employee stock purchase plan activity ($8 million). Cash used by financing activities for the first six months of 2009 included cash dividend payments ($70 million), debt issuance costs ($9 million) and the purchase of treasury stock ($6 million).

Total Expenditures. For 2009, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $3.3 billion, including acquisitions of approximately $140 million. The table below sets out components of total expenditures for the six-month periods ended June 30, 2009 and 2008 (in millions):

	Six Months Ended
	June 30,
	2009	2008
Expenditure Category
Capital
Drilling and Facilities	$1,233	$1,856
Leasehold Acquisitions	131	218
Producing Property Acquisitions	7	35
Capitalized Interest	25	20
Subtotal	1,396	2,129
Exploration Costs	84	107
Dry Hole Costs	37	15
Exploration and Development Expenditures	1,517	2,251
Asset Retirement Costs	15	22
Total Exploration and Development Expenditures	1,532	2,273
Other Property, Plant and Equipment	152	196
Total Expenditures	$1,684	$2,469

Exploration and development expenditures of $1,517 million for the first six months of 2009 were $734 million lower than the same period of 2008 due primarily to decreased drilling and facilities expenditures in the United States ($604 million) and Trinidad ($14 million), decreased leasehold acquisition expenditures in Canada ($54 million) and the United States ($30 million), changes in the Canadian exchange rate ($23 million), decreased geological and geophysical expenditures in the United States ($21 million) and decreased producing property acquisition expenditures in Trinidad ($15 million) and Canada ($14 million), partially offset by increased dry hole costs in the United States ($17 million) and increased drilling and facilities expenditures in the United Kingdom ($12 million) and China ($11 million). The exploration and development expenditures for the first six months of 2009 of $1,517 million include $1,111 million in development, $374 million in exploration, $25 million in capitalized interest and $7 million in producing property acquisitions. The exploration and development expenditures for the first six months of 2008 of $2,251 million include $1,682 million in development, $514 million in exploration, $35 million in producing property acquisitions and $20 million in capitalized interest.

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

Commodity Derivative Transactions. As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 25, 2009, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar, price swap and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income. The related cash flow impact is reflected as Cash Flows from Operating Activities. In addition to financial transactions, from time to time, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Financial Collar Contracts. The total fair value of EOG's natural gas financial collar contracts at June 30, 2009 was a positive $33 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial collar contracts at August 6, 2009. The notional volumes are expressed in million British thermal units per day (MMBtud) and prices are expressed in dollars per million British thermal units ($/MMBtu). The average floor price of EOG's outstanding natural gas financial collar contracts for 2010 is $10.33 per million British thermal units (MMBtu) and the average ceiling price is $12.63 per MMBtu.

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

On April 29, 2009, EOG settled its natural gas financial collar contracts with notional volumes of 40,000 MMBtud for the July 1, 2010 - December 31, 2010 period and received proceeds of $26.5 million.

Financial Price Swap Contracts. The total fair value of EOG's natural gas financial price swap contracts at June 30, 2009 was a positive $597 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at August 6, 2009. The notional volumes are expressed in MMBtud and prices are expressed in $/MMBtu. The average price of EOG's outstanding natural gas financial price swap contracts for 2009 is $9.24 per MMBtu and for 2010 is $10.14 per MMBtu.

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2009
January (closed)	585,000	$10.76
February (closed)	585,000	10.73
March (closed)	585,000	10.50
April (closed)	610,000	9.24
May (closed)	610,000	9.16
June (closed)	710,000	8.53
July (closed)	710,000	8.62
August (closed)	710,000	8.67
September	710,000	8.69
October	710,000	8.76
November	610,000	9.66
December	610,000	9.99

2010
January	20,000	$11.20
February	20,000	11.15
March	20,000	10.89
April	20,000	9.29
May	20,000	9.13
June	20,000	9.21

On April 24, 2009, EOG settled its natural gas financial price swap contracts with notional volumes of 20,000 MMBtud for the July 1, 2010 - December 31, 2010 period and received proceeds of $12.1 million.

Financial Basis Swap Contracts. Prices received by EOG for its natural gas production generally vary from New York Mercantile Exchange (NYMEX) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas financial basis swap contracts in order to fix the differential between prices in the Rocky Mountain area and NYMEX Henry Hub prices. The total fair value of EOG's natural gas financial basis swap contracts at June 30, 2009 was a negative $70 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial basis swap contracts at August 6, 2009. The weighted average price differential represents the amount of reduction to NYMEX gas prices per MMBtu for the notional volumes covered by the basis swap. The notional volumes are expressed in MMBtud and price differentials expressed in $/MMBtu.

Natural Gas Financial Basis Swap Contracts
		Weighted
	Volume	Average Price Differential
	(MMBtud)	($/MMBtu)
2009
Second Quarter (closed)	65,000	$(2.54)
Third Quarter (1)	65,000	(2.60)
Fourth Quarter	65,000	(3.03)

2010
First Quarter	65,000	$(1.72)
Second Quarter	65,000	(2.56)
Third Quarter	65,000	(3.17)
Fourth Quarter	65,000	(3.73)

2011
First Quarter	65,000	$(1.89)

                                                                                         (1) Includes closed contracts for the months of July and August 2009.

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

EOG RESOURCES, INC.

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2009, EOG Resources, Inc. (EOG) issued an aggregate of 1,450,000 shares of its common stock in connection with EOG's acquisition of certain crude oil and natural gas properties and related assets located in Montague and Cooke Counties, Texas (Barnett Shale Combo Assets). In addition to the shares of common stock, which were issued to certain of the sellers, EOG paid $44.5 million in cash to the sellers in exchange for the Barnett Shale Combo Assets; the aggregate purchase price is subject to customary post-closing adjustments. The shares of common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The acquisition was a privately negotiated transaction; no advertisements or general solicitation with respect to the transaction were made by EOG or anyone acting on its behalf. In addition, EOG relied upon certain representations and warranties received from the sellers, including a representation that the shares were being acquired for investment only and not with a view to, or for offer and sale in connection with, any distribution of the shares.

The following table sets forth, for the periods indicated, EOG's share repurchase activity:
			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Per Share	Programs	The Plans or Programs (2)

April 1, 2009 - April 30, 2009	405	$62.57	-	6,386,200
May 1, 2009 - May 31, 2009	5,467	73.18	-	6,386,200
June 1, 2009 - June 30, 2009	10,858	73.24	-	6,386,200
Total	16,730	$72.97	-

(1) Represents 16,730 total shares for the quarter ended June 30, 2009 that consist solely of shares that were withheld by or returned to
      EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share authorization by EOG's Board of Directors (Board)
      discussed below.
(2) In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the second quarter of 2009, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Stockholders (Annual Meeting) of EOG Resources, Inc. (EOG) was held on April 29, 2009 in Houston, Texas for the following purposes: (i) to elect seven directors to hold office until EOG's 2010 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, and (ii) to ratify the appointment by the Audit Committee of EOG's Board of Directors (Board) of Deloitte & Touche LLP, independent public accountants, as EOG's auditors for the year ending December 31, 2009.

Proxies for the Annual Meeting were solicited by the Board pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board's nominees for director. In addition, there were no broker non-votes submitted with respect to either of the matters presented at the Annual Meeting.

Each of the nominees for director was duly elected, with votes as follows:

	Shares	Shares	Shares
Nominee	For	Against	Abstaining

George A. Alcorn	221,875,169	2,434,415	62,365
Charles R. Crisp	221,882,707	2,426,627	62,616
James C. Day	221,892,190	2,421,862	57,896
Mark G. Papa	219,633,120	4,682,099	56,730
H. Leighton Steward	221,847,346	2,464,405	60,199
Donald F. Textor	215,234,670	9,073,861	63,419
Frank G. Wisner	219,739,612	4,507,246	125,091

The appointment of Deloitte & Touche LLP, independent public accountants, as EOG's auditors for the year ending December 31, 2009, was ratified by EOG's stockholders by the following vote: 223,274,771 shares for; 1,038,422 shares against; and 58,757 shares abstaining.

ITEM 6. EXHIBITS

Exhibit No.                   Description
4.1	-

Indenture, dated as of May 18, 2009, by and between EOG and Wells Fargo Bank, NA (incorporated by reference to Exhibit 4.9 to EOG's Registration Statement on Form S-3, Registration No. 333-159301, filed May 18, 2009).

4.2	-	Officers' Certificate Establishing 5.625% Senior Notes due 2019, dated May 21, 2009 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K filed May 21, 2009).

4.3	-	Form of Global Note with respect to the 5.625% Senior Notes due 2019 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K filed May 21, 2009).

10.1	-

First Amendment to Amended and Restated Change of Control Agreement between EOG and Mark G. Papa, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.1(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.2	-

First Amendment to Amended and Restated Change of Control Agreement between EOG and Loren M. Leiker, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.2(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.3	-

First Amendment to Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.3(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.4	-

First Amendment to Executive Employment Agreement between EOG and Frederick J. Plaeger, II, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.4(a) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.5	-

First Amendment to Change of Control Agreement between EOG and Frederick J. Plaeger, II, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.4(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.6	-

First Amendment to Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.5 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.7	-

First Amendment to the EOG Resources, Inc. Change of Control Severance Plan, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.6 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

*32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

Exhibit No.                     Description

9;

* **101.INS	-	XBRL Instance Document

* **101.SCH	-	XBRL Schema Document

* **101.CAL	-	XBRL Calculation Linkbase Document

* **101.LAB	-	XBRL Label Linkbase Document

* **101.PRE	-	XBRL Presentation Linkbase Document

* **101.DEF	-	XBRL Definition Linkbase Document

*Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008, (ii) the Consolidated Balance Sheets - June 30, 2009 and December 31, 2008, (iii) the Consolidated Statements of Cash Flows - Six Months Ended June 30, 2009 and 2008 and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: August 6, 2009	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.                     Description
4.1	-

Indenture, dated as of May 18, 2009, by and between EOG and Wells Fargo Bank, NA (incorporated by reference to Exhibit 4.9 to EOG's Registration Statement on Form S-3, Registration No. 333-159301, filed May 18, 2009).

4.2	-	Officers' Certificate Establishing 5.625% Senior Notes due 2019, dated May 21, 2009 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K filed May 21, 2009).

4.3	-	Form of Global Note with respect to the 5.625% Senior Notes due 2019 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K filed May 21, 2009).

10.1	-

First Amendment to Amended and Restated Change of Control Agreement between EOG and Mark G. Papa, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.1(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.2	-

First Amendment to Amended and Restated Change of Control Agreement between EOG and Loren M. Leiker, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.2(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.3	-

First Amendment to Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.3(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.4	-

First Amendment to Executive Employment Agreement between EOG and Frederick J. Plaeger, II, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.4(a) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.5	-

First Amendment to Change of Control Agreement between EOG and Frederick J. Plaeger, II, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.4(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.6	-

First Amendment to Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.5 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.7	-

First Amendment to the EOG Resources, Inc. Change of Control Severance Plan, effective as of April 30, 2009 (incorporated by reference to Exhibit 10.6 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

*32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

Exhibit No.                     Description
* **101.INS	-	XBRL Instance Document

* **101.SCH	-	XBRL Schema Document

* **101.CAL	-	XBRL Calculation Linkbase Document

* **101.LAB	-	XBRL Label Linkbase Document

* **101.PRE	-	XBRL Presentation Linkbase Document

* **101.DEF	-	XBRL Definition Linkbase Document

*Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008, (ii) the Consolidated Balance Sheets - June 30, 2009 and December 31, 2008, (iii) the Consolidated Statements of Cash Flows - Six Months Ended June 30, 2009 and 2008 and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.