Form 10-Q
period 2009-09-30
EOG RESOURCES INC
filed 2009-11-05
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
                                                      Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	252,355,378 (as of November 2, 2009)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Operating Revenues
Natural Gas	$450,304	$1,259,130	$1,477,926	$3,637,325
Crude Oil, Condensate and Natural Gas Liquids	398,806	574,402	886,268	1,494,043
Gains on Mark-to-Market Commodity
Derivative Contracts	20,877	1,381,733	405,830	69,067
Gathering, Processing and Marketing	134,553	51,145	249,679	150,907
Other, Net	2,309	(2,524)	6,394	142,074
Total	1,006,849	3,263,886	3,026,097	5,493,416

Operating Expenses
Lease and Well	142,183	142,238	422,288	396,294
Transportation Costs	70,971	78,136	205,844	203,205
Gathering and Processing Costs	13,318	9,104	44,552	26,385
Exploration Costs	44,910	37,943	128,840	145,397
Dry Hole Costs	3,016	12,849	39,653	28,062
Impairments	69,404	32,142	181,921	113,591
Marketing Costs	131,816	44,380	237,819	140,411
Depreciation, Depletion and Amortization	385,330	346,247	1,150,251	958,740
General and Administrative	62,775	70,893	179,481	185,459
Taxes Other Than Income	47,823	97,771	118,715	279,866
Total	971,546	871,703	2,709,364	2,477,410

Operating Income	35,303	2,392,183	316,733	3,016,006
Other Income (Expense), Net	(339)	13,864	2,637	28,756
Income Before Interest Expense and Income Taxes	34,964	2,406,047	319,370	3,044,762
Interest Expense, Net	30,407	12,095	73,594	33,315
Income Before Income Taxes	4,557	2,393,952	245,776	3,011,447
Income Tax Provision	361	837,667	99,576	1,036,000
Net Income	4,196	1,556,285	146,200	1,975,447
Preferred Stock Dividends	-	-	-	443
Net Income Available to Common Stockholders	$4,196	$1,556,285	$146,200	$1,975,004

Net Income Per Share Available to Common Stockholders
Basic	$0.02	$6.30	$0.59	$8.02
Diluted	$0.02	$6.20	$0.58	$7.88

Dividends Declared per Common Share	$0.145	$0.135	$0.435	$0.375

Average Number of Common Shares
Basic	249,535	247,155	248,647	246,343
Diluted	252,422	250,930	251,288	250,765

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$608,511	$331,311
Accounts Receivable, Net	604,260	722,695
Inventories	240,230	187,970
Assets from Price Risk Management Activities	290,536	779,483
Income Taxes Receivable	27,134	27,053
Other	61,018	59,939
Total	1,831,689	2,108,451

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	23,515,362	20,803,629
Other Property, Plant and Equipment	1,261,505	1,057,888
Total Property, Plant and Equipment	24,776,867	21,861,517
Less: Accumulated Depreciation, Depletion and Amortization	(9,524,312)	(8,204,215)
Total Property, Plant and Equipment, Net	15,252,555	13,657,302
Other Assets	137,049	185,473
Total Assets	$17,221,293	$15,951,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$783,764	$1,122,209
Accrued Taxes Payable	86,334	86,265
Dividends Payable	36,255	33,461
Liabilities from Price Risk Management Activities	16,370	4,429
Deferred Income Taxes	114,304	368,231
Current Portion of Long-Term Debt	37,000	37,000
Other	127,124	113,321
Total	1,201,151	1,764,916

Long-Term Debt	2,760,000	1,860,000
Other Liabilities	609,150	498,291
Deferred Income Taxes	3,133,252	2,813,522
Commitments and Contingencies (Note 9)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized:
252,421,628 Shares Issued at September 30, 2009 and 249,758,577
Shares Issued at December 31, 2008	202,524	202,498
Additional Paid in Capital	528,544	323,805
Accumulated Other Comprehensive Income	291,627	27,787
Retained Earnings	8,502,940	8,466,143
Common Stock Held in Treasury, 128,898 Shares at September 30, 2009
and 126,911 Shares at December 31, 2008	(7,895)	(5,736)
Total Stockholders' Equity	9,517,740	9,014,497
Total Liabilities and Stockholders' Equity	$17,221,293	$15,951,226

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$146,200	$1,975,447
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,150,251	958,740
Impairments	181,921	113,591
Stock-Based Compensation Expenses	74,532	76,344
Deferred Income Taxes	39,793	790,699
Other, Net	2,738	(135,325)
Dry Hole Costs	39,653	28,062
Mark-to-Market Commodity Derivative Contracts
Total Gains	(405,830)	(69,067)
Realized Gains (Losses)	986,980	(237,326)
Other, Net	9,385	14,390
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	119,099	(219,947)
Inventories	(23,592)	(45,354)
Accounts Payable	(361,698)	221,449
Accrued Taxes Payable	(17,955)	135,747
Other Assets	(4,255)	(18,756)
Other Liabilities	9,357	(3,397)
Changes in Components of Working Capital Associated with
Investing and Financing Activities	147,097	14,389
Net Cash Provided by Operating Activities	2,093,676	3,599,686

Investing Cash Flows
Additions to Oil and Gas Properties	(2,267,884)	(3,532,343)
Additions to Other Property, Plant and Equipment	(240,614)	(320,699)
Proceeds from Sales of Assets	2,515	369,669
Changes in Components of Working Capital Associated with
Investing Activities	(146,783)	(14,501)
Other, Net	1,405	(1,316)
Net Cash Used in Investing Activities	(2,651,361)	(3,499,190)

Financing Cash Flows
Long-Term Debt Borrowings	900,000	750,000
Long-Term Debt Repayments	-	(38,000)
Dividends Paid	(105,989)	(81,453)
Redemptions of Preferred Stock	-	(5,395)
Excess Tax Benefits from Stock-Based Compensation	34,052	69,824
Treasury Stock Purchased	(9,888)	(11,266)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	13,691	67,414
Debt Issuance Costs	(8,887)	(6,704)
Other, Net	(314)	112
Net Cash Provided by Financing Activities	822,665	744,532

Effect of Exchange Rate Changes on Cash	12,220	(13,282)

Increase in Cash and Cash Equivalents	277,200	831,746
Cash and Cash Equivalents at Beginning of Period	331,311	54,231
Cash and Cash Equivalents at End of Period	$608,511	$885,977

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Gathering, processing and marketing revenues represent sales of third-party natural gas, crude oil and natural gas liquids as well as gathering fees associated with gathering third-party natural gas. EOG's gathering, processing and marketing revenues were previously presented net of related purchase and transportation costs in Net Operating Revenues - Other, Net. In addition, certain other expenses previously included in Lease and Well have been reclassified to Gathering and Processing Costs. The effect of these reclassifications on the three and nine months ended September 30, 2008 presentation in the Consolidated Statements of Income was to increase total net operating revenues and total operating expenses by $44 million and $140 million, respectively. These changes did not impact previously reported operating income, net income or cash flows.

Recently Issued Accounting Standards and Developments. In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (SFAS No. 168), which establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The ASC became effective for interim and annual periods ending after September 15, 2009. EOG has modified its disclosures to appropriately update references to GAAP included in this Quarterly Report on Form 10-Q.

Effective June 30, 2009, EOG adopted the interim disclosure provisions of the Financial Instruments Topic of the ASC. The new interim disclosure provisions were issued by the FASB in April 2009 and require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The new interim disclosure provisions became effective for interim periods ending after June 15, 2009. See Note 11.

Effective April 1, 2009, EOG adopted the provisions of the Subsequent Events Topic of the ASC (ASC Topic 855). ASC Topic 855 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date and through the date that the financial statements are issued or available to be issued, both for interim and annual reporting periods. The provisions of ASC Topic 855 became effective prospectively for interim and annual reporting periods ending after June 15, 2009. Based on an analysis of subsequent events through November 5, 2009, EOG has determined that there are no subsequent events which require recognition or disclosure in these consolidated financial statements.

Effective January 1, 2009, EOG adopted the provisions of the Business Combinations Topic of the ASC (ASC Topic 805). ASC Topic 805 establishes principles and requirements for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired, as well as determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB amended the provisions of ASC Topic 805 related to recognition, measurement and disclosure of assets and liabilities assumed in a business combination that arise from contingencies. The amended provisions of ASC Topic 805 became effective January 1, 2009.

Effective January 1, 2009, EOG adopted the expanded disclosure provisions of the Derivatives and Hedging Topic of the ASC (ASC Topic 815). The new provisions, which were issued by the FASB in March 2008, do not expand the scope of ASC Topic 815, but require expanded disclosures about an entity's derivative instruments and hedging activities. The expanded disclosure provisions became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. See Note 13.

The Fair Value Measurements and Disclosures Topic of the ASC (ASC Topic 820) was issued by the FASB in September 2006 and provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 also establishes a fair value hierarchy and requires disclosure of fair value measurements within that hierarchy. In February 2008, the FASB amended ASC Topic 820 to delay the effective date of the measurement and disclosure provisions for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. EOG partially adopted ASC Topic 820 effective January 1, 2008 and adopted the provisions related to nonfinancial assets and liabilities effective January 1, 2009. See Note 12.

In December 2008, the SEC released a final rule, "Modernization of Oil and Gas Reporting," which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. In addition, the final rule includes the requirements to report the independence and qualifications of the reserve preparer or auditor; to file a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and to disclose the development of any proved undeveloped reserves (PUDs), including the total quantity of PUDs at year-end, material changes to PUDs during the year, investments and progress toward the development of PUDs and an explanation of the reasons why material concentrations of PUDs have remained undeveloped for five years or more after disclosure as PUDs. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. EOG is assessing the impact that this final rule will have on its consolidated financial statements.

2. Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Lease and Well	$6.3	$5.7	$17.7	$14.2
Exploration Costs	5.1	5.1	15.2	13.5
General and Administrative	14.6	20.9	41.6	48.6
Total	$26.0	$31.7	$74.5	$76.3

The EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units and other stock-based awards, up to an aggregate maximum of 6.0 million shares of common stock, plus shares underlying forfeited or cancelled grants under the prior stock plans. At September 30, 2009, approximately 2.2 million common shares remained available for grant under the 2008 Plan. Effective with the adoption of the 2008 Plan, EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares.

Stock Options and Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of all Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Certain of EOG's stock options granted in 2005 contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price of EOG's common stock reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not issue Capped Options in the future. The fair value of each Capped Option grant was estimated using a Monte Carlo simulation. The fair value of stock option grants not containing the Capped Option feature and SAR grants was estimated using the Hull-White II binomial option pricing model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $10.3 million and $11.1 million during the three months ended September 30, 2009 and 2008, respectively, and $29.4 million and $28.9 million during the nine months ended September 30, 2009 and 2008, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2009 and 2008 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted Average Fair Value of Grants	$30.11	$32.17	$25.78	$27.81
Expected Volatility	41.92%	38.40%	78.89%	36.17%
Risk-Free Interest Rate	1.42%	2.55%	0.25%	2.79%
Dividend Yield	0.7%	0.6%	1.0%	0.5%
Expected Life	5.5 yrs	5.3 yrs	0.5 yrs	0.5 yrs

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock options, SAR and ESPP grants.

EOG suspended the ESPP, effective for the July 1, 2009 - December 31, 2009 offering period, due to an insufficient number of shares remaining available under the ESPP. Subject to stockholder approval of an amendment to the ESPP to increase the shares available under the ESPP at the 2010 Annual Meeting of Stockholders, EOG expects to resume the ESPP for the January 1, 2010 - June 30, 2010 offering period. The ESPP was originally approved by EOG's stockholders in 2001.

The following table sets forth the stock option and SAR transactions for the nine-month periods ended September 30, 2009 and 2008 (stock options and SARs in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options/SARs	Grant Price	Stock Options/SARs	Grant Price

Outstanding at January 1	7,802	$52.56	9,373	$41.04
Granted	1,251	80.87	1,211	90.70
Exercised (1)	(387)	41.67	(2,544)	27.99
Forfeited	(87)	73.85	(116)	65.67
Outstanding at September 30 (2)	8,579	56.96	7,924	52.46

Vested or Expected to Vest (3)	8,336	56.28	7,685	51.70

Exercisable at September 30 (4)	5,603	44.69	4,759	36.99

(1) The total intrinsic value of stock options/SARs exercised for the nine months ended September 30, 2009 and 2008 was $12 million and $214 million, respectively.
      The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
(2) The total intrinsic value of stock options/SARs outstanding at September 30, 2009 and 2008 was $236 million and $295 million, respectively. At September 30, 2009 and 2008, the weighted average remaining contractual life was 4.3 years and 4.8 years, respectively.
(3) The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2009 and 2008 was $235 million and $292 million, respectively. At
      September 30, 2009 and 2008, the weighted average remaining contractual life was 4.3 years and 4.7 years, respectively.
(4) The total intrinsic value of stock options/SARs exercisable at September 30, 2009 and 2008 was $220 million and $250 million, respectively. At September 30, 2009 and 2008, the weighted average remaining contractual life was 3.5 years and 4.1 years, respectively.

At September 30, 2009, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $85.8 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.9 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $15.7 million and $20.6 million for the three months ended September 30, 2009 and 2008, respectively, and $45.1 million and $47.4 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table sets forth the restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2009 and 2008 (shares and units in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	3,048	$70.24	3,000	$50.61
Granted	1,184	62.88	788	106.88
Released (1)	(500)	28.16	(330)	20.97
Forfeited	(47)	78.06	(71)	69.04
Outstanding at September 30 (2)	3,685	73.49	3,387	66.19

(1) The total intrinsic value of restricted stock and restricted stock units released for the nine months ended September 30, 2009 and 2008 was $32 million and $33 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
(2) The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2009 and 2008 was $308 million and
      $303 million, respectively.

At September 30, 2009, unrecognized compensation expense related to non-vested restricted stock and restricted stock units totaled $149 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 3.2 years.

3. Earnings Per Share

The following table sets forth the computation of Net Income Per Share Available to Common Stockholders for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator for Basic and Diluted Earnings Per Share -
Net Income	$4,196	$1,556,285	$146,200	$1,975,447
Less: Preferred Stock Dividends	-	-	-	443
Net Income Available to Common
Stockholders	$4,196	$1,556,285	$146,200	$1,975,004

Denominator for Basic Earnings Per Share -
Weighted Average Shares	249,535	247,155	248,647	246,343
Potential Dilutive Common Shares -
Stock Options/SARs	1,718	2,409	1,558	2,927
Restricted Stock and Restricted Stock Units	1,169	1,366	1,083	1,495
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	252,422	250,930	251,288	250,765

Net Income Per Share Available to Common
Stockholders
Basic	$0.02	$6.30	$0.59	$8.02
Diluted	$0.02	$6.20	$0.58	$7.88

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. The excluded stock options and SARs totaled 2.4 million and 40,800 for the three months ended September 30, 2009 and 2008, respectively, and 2.5 million and 21,170 for the nine months ended September 30, 2009 and 2008, respectively.

4. Supplemental Cash Flow Information

Cash paid for interest and income taxes for the nine-month periods ended September 30, 2009 and 2008 was as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Interest	$54,179	$46,309
Income Taxes, Net of Refunds Received	$45,823	$76,412

Non-cash investing and financing activities for the nine months ended September 30, 2009 included the issuance of 1,450,000 shares of EOG common stock valued at $89.6 million at the transaction closing date in connection with EOG's purchase of certain proved developed and undeveloped reserves and unproved acreage (see Note 14).

5. Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Comprehensive Income
Net Income	$4,196	$1,556,285	$146,200	$1,975,447
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	161,044	(87,094)	260,007	(148,371)
Foreign Currency Swap Transaction	504	(1,533)	5,470	(4,502)
Income Tax Related to Foreign Currency
Swap Transaction	(446)	392	(1,704)	1,137
Defined Benefit Pension and
Postretirement Plans	34	35	104	105
Income Tax Related to Defined Benefit
Pension and Postretirement Plans	(12)	(13)	(37)	(89)
Total	$165,320	$1,468,072	$410,040	$1,823,727

6. Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Operating Revenues
United States	$849,338	$2,925,237	$2,571,956	$4,527,278
Canada	92,678	206,237	283,722	591,752
Trinidad	60,353	118,425	151,765	333,440
Other International (1)	4,480	13,987	18,654	40,946
Total	$1,006,849	$3,263,886	$3,026,097	$5,493,416

Operating Income (Loss)
United States	$26,971	$2,196,363	$282,601	$2,491,392
Canada	(18,883)	101,186	(27,281)	276,509
Trinidad	38,370	95,946	89,640	248,507
Other International (1)	(11,155)	(1,312)	(28,227)	(402)
Total	35,303	2,392,183	316,733	3,016,006

Reconciling Items
Other Income (Expense), Net	(339)	13,864	2,637	28,756
Interest Expense, Net	30,407	12,095	73,594	33,315
Income Before Income Taxes	$4,557	$2,393,952	$245,776	$3,011,447

(1) Other International includes EOG's United Kingdom operations and, effective July 1, 2008, EOG's China operations.

Total assets by reportable segment are presented below at September 30, 2009 and December 31, 2008 (in thousands):

	At	At
	September 30,	December 31,
	2009	2008
Total Assets
United States	$13,376,603	$12,668,763
Canada	2,803,808	2,421,979
Trinidad	812,648	735,387
Other International (1)	228,234	125,097
Total	$17,221,293	$15,951,226

(1) Other International includes EOG's United Kingdom operations and, effective July 1, 2008, EOG's China operations.

7. Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Carrying Amount at Beginning of Period	$368,159	$211,124
Liabilities Incurred	38,817	31,312
Liabilities Settled	(13,701)	(18,734)
Accretion	16,285	10,262
Revisions (1)	13,827	131,098
Foreign Currency Translations	10,462	(4,297)
Carrying Amount at End of Period	$433,849	$360,765

Current Portion	$22,923	$17,619
Noncurrent Portion	$410,926	$343,146

(1) Revisions to asset retirement obligations primarily reflect changes in abandonment cost estimates.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

8. Suspended Well Costs

EOG's net changes in suspended well costs for the nine-month period ended September 30, 2009 are presented below (in thousands):

Nine Months
Ended
September 30,
2009

Balance at December 31, 2008	$85,255
Additions Pending the Determination of Proved Reserves	85,047
Reclassifications to Proved Properties	(22,848)
Charged to Dry Hole Costs	(11,503)
Foreign Currency Translations	7,873
Balance at September 30, 2009	$143,824

The following table provides an aging of suspended well costs at September 30, 2009 (in thousands, except well count):

	At
	September 30,
	2009

Capitalized exploratory well costs that have been
capitalized for a period less than one year	$77,811
Capitalized exploratory well costs that have been
capitalized for a period greater than one year	66,013	(1)
Total	$143,824
Number of exploratory wells that have been
capitalized for a period greater than one year	4

(1) Consists of costs related to three shale projects in British Columbia, Canada (B.C.) ($44 million)
      and an outside operated, offshore Central North Sea project in the United Kingdom (U.K.) ($22 million).
      In the B.C. shale projects, further reserve evaluations will be made based on drilling and completion activities during 2009 and 2010. In addition, EOG is evaluating infrastructure alternatives for the B.C.
      shale projects. In the Central North Sea project, the operator expects to receive approval in late 2010 of the field development plan submitted to the U.K. Department of Energy and Climate Change during the fourth quarter of 2008. EOG is currently focused on securing an export route for production from the
      Central North Sea project.

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

10. Pension and Postretirement Benefits

Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. For the nine months ended September 30, 2009 and 2008, EOG's total costs recognized for these pension plans were $15.2 million and $14.4 million, respectively.

In addition, as more fully discussed in Note 6 to Consolidated Financial Statements in EOG's 2008 Annual Report, EOG's Canadian, Trinidadian and United Kingdom subsidiaries maintain various pension and savings plans for most of their respective employees. For the nine months ended September 30, 2009 and 2008, combined contributions to these pension and savings plans were $1.8 million and $1.9 million, respectively.

Postretirement Plan. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents. For the nine months ended September 30, 2009, EOG's total contributions to these plans amounted to $97,000. The net periodic benefit costs recognized for these plans were $0.6 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively.

11. Long-Term Debt and Common Stock

Long-Term Debt. EOG utilizes commercial paper and short-term borrowings from uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes. EOG had no outstanding borrowings from commercial paper or uncommitted credit facilities at September 30, 2009. The weighted average interest rates for commercial paper and uncommitted credit facility borrowings for the nine months ended September 30, 2009 were 0.98% and 1.07%, respectively.

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

EOG currently has a $1.0 billion unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement matures on June 28, 2012. At September 30, 2009, there were no borrowings or letters of credit outstanding under the Agreement. Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offering Rate plus an applicable margin (Eurodollar rate) or the base rate of the Agreement's administrative agent. At September 30, 2009, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 0.44% and 3.25%, respectively.

On May 11, 2009, EOG Resources Trinidad Limited, a wholly owned foreign subsidiary of EOG, amended its 3-year, $75 million Revolving Credit Agreement (Credit Agreement) to extend the scheduled maturity date of the remaining outstanding balance of $37 million from May 12, 2009 to May 12, 2010. Borrowings under the Credit Agreement accrue interest based, at EOG's option, on either the Eurodollar rate or the base rate of the Credit Agreement's administrative agent. The applicable Eurodollar rate at September 30, 2009 was 2.75%. The weighted average Eurodollar rate for the amount outstanding during the first nine months of 2009 was 2.80%.

At September 30, 2009 and December 31, 2008, EOG had outstanding $2,797 million and $1,897 million, respectively, of long-term debt, which had estimated fair values of approximately $3,085 million and $1,933 million, respectively. The estimated fair value of long-term debt was based upon quoted market prices and, where such quotes were not available, upon interest rates available to EOG at period-end.

Common Stock. On February 4, 2009, EOG's Board of Directors increased the quarterly cash dividend on EOG's common stock from the previous $0.135 per share to $0.145 per share effective with the dividend paid on April 30, 2009 to record holders as of April 16, 2009.

On October 7, 2009, EOG entered into an amendment (Amendment) to the Rights Agreement, dated as of February 14, 2000, as amended, by and between EOG and Computershare Trust Company, N.A., as the rights agent (Rights Agreement). The Amendment modifies the definition of "Qualified Institutional Investor" set forth in Section 1 of the Rights Agreement, specifically to delete from clause (A) of the exception to such definition the requirement that a person shall, subsequent to December 31, 2004, continuously beneficially own greater than five percent of the outstanding shares of EOG's common stock prior to the time of determination of such person's "Qualified Institutional Investor" status. Under the Rights Agreement, a person described in Rule 13d-l(b)(1) promulgated under the Securities Exchange Act of 1934 who is eligible to report beneficial ownership of EOG's common stock on Schedule 13G and who beneficially owns 15% or greater of EOG's outstanding common stock will nevertheless be deemed to be a "Qualified Institutional Investor" (and thus not an "Acquiring Person" which would trigger the protections of the Rights Agreement) if such person satisfies the amended exception to the "Qualified Institutional Investor" definition, including the requirement that such person beneficially own less than 30% of EOG's outstanding common stock.

12. Fair Value Measurements

Certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the accompanying Consolidated Balance Sheets. Effective January 1, 2008, EOG adopted the provisions of the Fair Value Measurements and Disclosures Topic of the ASC (ASC Topic 820) for its financial assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC Topic 820 establishes a fair value hierarchy that prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy. ASC Topic 820 requires that an entity give consideration to the credit risk of its counterparties, as well as its own credit risk, when measuring financial assets and liabilities at fair value. EOG adopted the provisions of ASC Topic 820 relating to nonfinancial assets and liabilities effective January 1, 2009.

The following table provides fair value measurement information within the hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2009 and December 31, 2008 (in millions):

	Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
At September 30, 2009
Financial Assets:
Natural gas collars, price swaps
and basis swaps	$-	$290	$-

Financial Liabilities:
Natural gas collars, price swaps
and basis swaps	$-	$41	$-
Foreign currency rate swap	$-	$46	$-

At December 31, 2008
Financial Assets:
Natural gas collars, price swaps
and basis swaps	$-	$836	$-

Financial Liabilities:
Natural gas collars, price swaps
and basis swaps	$-	$12	$-
Foreign currency rate swap	$-	$26	$-

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

Proved oil and gas properties with a carrying amount of $50 million were written down to their fair value of $11 million, resulting in a pretax impairment charge of $39 million for the nine months ended September 30, 2009. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future natural gas and crude oil prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

13. Risk Management Activities

Effective January 1, 2009, EOG adopted the expanded disclosure provisions of the Derivatives and Hedging Topic of the ASC. The new provisions require expanded disclosure about an entity's use of derivative instruments and hedging activities and the impact of those instruments on the consolidated financial statements. Information concerning EOG's derivative instruments and hedging activities is presented below.

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

Foreign Currency Exchange Rate Risk. As more fully described in Note 2 to the Consolidated Financial Statements included in EOG's 2008 Annual Report, EOG is party to a foreign currency swap transaction with multiple banks to eliminate any exchange rate impacts that may result from the $150 million principal amount of notes issued by one of EOG's Canadian subsidiaries. EOG accounts for the foreign currency swap transaction using the hedge accounting method, pursuant to the provisions of the Derivatives and Hedging Topic of the ASC. Changes in the fair value of the foreign currency swap do not impact Net Income Available to Common Stockholders. The after-tax net impact of the foreign currency swap transaction was an increase in Other Comprehensive Income of $58,000 and a reduction in Other Comprehensive Income of $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and a $3.8 million increase in Other Comprehensive Income and a $3.4 million reduction in Other Comprehensive Income for the nine months ended September 30, 2009 and 2008, respectively (see Note 5).

The following table sets forth the amount, on a gross basis, and classification of EOG's outstanding derivative financial instruments at September 30, 2009 and December 31, 2008. Certain amounts may be presented on a net basis in the consolidated financial statements in accordance with master netting arrangements between EOG and the counter-parties to the transactions (in millions):

		Fair Value at
		September 30,	December 31,
Description	Location on Balance Sheet	2009	2008

Asset Derivatives
Natural gas collars and price swaps -
Current portion	Assets from Price Risk
	Management Activities	$324	$786
Noncurrent portion	Other Assets	$-	$63

Liability Derivatives
Natural gas basis swaps -
Current portion	Liabilities from Price Risk
	Management Activities	$50	$11
Noncurrent portion	Other Liabilities	$25	$14

Foreign currency rate swaps -
Noncurrent portion	Other Liabilities	$46	$26

EOG recognized a net gain on the mark-to-market of financial commodity derivative contracts of $406 million and $69 million for the nine months ended September 30, 2009 and 2008, respectively.

Financial Collar Contracts. Presented below is a comprehensive summary of EOG's natural gas financial collar contracts at September 30, 2009. The notional volumes are expressed in million British thermal units per day (MMBtud) and prices are expressed in dollars per million British thermal units ($/MMBtu). The average floor price of EOG's outstanding natural gas financial collar contracts for 2010 was $10.33 per million British thermal units (MMBtu) and the average ceiling price was $12.63 per MMBtu.

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

Financial Price Swap Contracts. Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at September 30, 2009. The notional volumes are expressed in MMBtud and prices are expressed in $/MMBtu. The average price of EOG's outstanding natural gas financial price swap contracts for 2009 was $9.83 per MMBtu and for 2010 was $10.14 per MMBtu.

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2009
January (closed)	585,000	$10.76
February (closed)	585,000	10.73
March (closed)	585,000	10.50
April (closed)	610,000	9.24
May (closed)	610,000	9.16
June (closed)	710,000	8.53
July (closed)	710,000	8.62
August (closed)	710,000	8.67
September (closed)	710,000	8.69
October (closed)	710,000	8.76
November	610,000	9.66
December	610,000	9.99

2010
January	20,000	$11.20
February	20,000	11.15
March	20,000	10.89
April	20,000	9.29
May	20,000	9.13
June	20,000	9.21

On April 24, 2009, EOG settled its natural gas financial price swap contracts with notional volumes of 20,000 MMBtud for the July 1, 2010 - December 31, 2010 period and received proceeds of $12.1 million.

Financial Basis Swap Contracts. Prices received by EOG for its natural gas production generally vary from New York Mercantile Exchange (NYMEX) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas financial basis swap contracts in order to fix the differential between prices in the Rocky Mountain area and NYMEX Henry Hub prices. Presented below is a comprehensive summary of EOG's natural gas financial basis swap contracts at September 30, 2009. The weighted average price differential represents the amount of reduction to NYMEX gas prices per MMBtu for the notional volumes covered by the basis swap. Notional volumes are expressed in MMBtud and price differentials are expressed in $/MMBtu.

Natural Gas Financial Basis Swap Contracts
		Weighted
		Average Price
	Volume	Differential
	(MMBtud)	($/MMBtu)
2009
Second Quarter (closed)	65,000	$(2.54)
Third Quarter (closed)	65,000	(2.60)
Fourth Quarter (1)	65,000	(3.03)

2010
First Quarter	65,000	$(1.72)
Second Quarter	65,000	(2.56)
Third Quarter	65,000	(3.17)
Fourth Quarter	65,000	(3.73)

2011
First Quarter	65,000	$(1.89)

                                                                                                                    (1) Includes closed contracts for October 2009.

Credit Risk. Notional contract amounts are used to express the magnitude of commodity price and foreign currency swap agreements. The amounts potentially subject to credit risk, in the event of nonperformance by EOG's counterparties, are equal to the fair value of such contracts. EOG evaluates its exposure to significant counterparties on an ongoing basis, including those arising from physical and financial transactions. In some instances, EOG requires collateral, parent guarantees or letters of credit to minimize credit risk.

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association (ISDA) Master Agreements with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDA may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDA to be settled immediately. See Note 12 for the aggregate fair value of all derivative instruments with credit-risk related contingent features that are in a net liability position at September 30, 2009 and December 31, 2008. EOG had zero collateral posted at both September 30, 2009 and December 31, 2008.

14. Acquisitions

During the third quarter of 2009, EOG completed three transactions to acquire certain crude oil and natural gas properties and related assets located in Montague and Cooke Counties, Texas (Barnett Shale Combo Assets). The Barnett Shale Combo Assets consist of proved developed and undeveloped reserves and unproved acreage. The aggregate purchase price of the transactions, which is subject to customary post-closing adjustments, totaled $196.7 million, consisting of cash consideration of $107.1 million and 1,450,000 shares of EOG common stock valued at $89.6 million at the closing date of the applicable transaction.

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

United States and Canada. EOG's effort to identify plays with larger reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG continues to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's natural gas and crude oil production. Production in the United States and Canada accounted for approximately 86% of total company production in the first nine months of both 2009 and 2008. One of EOG's exploration strategies is to apply its horizontal drilling expertise gained in natural gas resource plays to unconventional oil reservoirs. During the first nine months of 2009, the Fort Worth Basin Barnett Shale and North Dakota Bakken areas produced an increasing amount of crude oil and natural gas liquids as compared to the comparable period in 2008. For the first nine months of 2009, crude oil and natural gas liquids production accounted for approximately 22% of total company production as compared to approximately 18% for the comparable period in 2008. Based on current trends, EOG expects its 2009 crude oil and natural gas liquids production to continue to increase as compared to 2008. EOG's major producing areas are in Louisiana, New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.

During the third quarter of 2009, EOG completed three transactions to acquire certain crude oil and natural gas properties and related assets located in Montague and Cooke Counties, Texas (Barnett Shale Combo Assets). The Barnett Shale Combo Assets consist of proved developed and undeveloped reserves and approximately 33,000 net unproved acres. Production from these assets averaged approximately 2,300 barrels equivalent per day, net, at the time of acquisition. The aggregate purchase price of the transactions, which is subject to customary post-closing adjustments, totaled $196.7 million, consisting of cash consideration of $107.1 million and 1,450,000 shares of EOG common stock valued at $89.6 million at the closing date of the applicable transaction.

International. In the United Kingdom, EOG completed a farm-in agreement with owners of the Central North Sea Block 15/30a Area AB during the third quarter of 2009. An exploratory well, which EOG will operate with a 65% working interest, is planned for the fourth quarter of 2009. Subsequent to its June 2009 oil discovery in the East Irish Sea Block 110/12, EOG plans to drill two additional exploratory wells during the fourth quarter of 2009 and first quarter of 2010. EOG has a 100% working interest in this Block. In the Sichuan Basin, Sichuan Province, The People's Republic of China, EOG drilled a horizontal well in the third quarter of 2009 and plans to complete and test this well during the fourth quarter of 2009 and first quarter of 2010. In addition, to evaluate a different zone, EOG began drilling a second monitoring well during the third quarter of 2009 and plans to begin a second horizontal well in the fourth quarter of 2009.

EOG continues to evaluate other select natural gas and crude oil opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.

                                                                                                                             -22-

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. At September 30, 2009, EOG's debt-to-total capitalization ratio was 23% as compared to 17% at December 31, 2008. On May 21, 2009, EOG completed its public offering of $900 million aggregate principal amount of 5.625% Senior Notes due 2019 (Notes). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2009. Net proceeds from the offering of approximately $891 million were used for general corporate purposes, including repayment of outstanding commercial paper borrowings. During the first nine months of 2009, EOG funded $2.7 billion in exploration and development and other property, plant and equipment expenditures (including $206 million of acquisitions) and paid $106 million in dividends to common stockholders, primarily by utilizing cash provided from its operating activities, proceeds from commercial paper and uncommitted credit facility borrowings and proceeds from the offering of the Notes.

For 2009, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $3.7 billion, including acquisitions of approximately $300 million. United States and Canada natural gas and crude oil drilling activity continues to be a key component of these expenditures. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Net Operating Revenues. During the third quarter of 2009, net operating revenues decreased $2,257 million, or 69%, to $1,007 million from $3,264 million for the same period of 2008. Total wellhead revenues for the third quarter of 2009, which are revenues generated from sales of natural gas, crude oil and condensate and natural gas liquids, decreased $985 million, or 54%, to $849 million from $1,834 million for the same period of 2008. During the third quarter of 2009, EOG recognized a net gain on mark-to-market commodity derivative contracts of $21 million compared to a net gain of $1,382 million for the same period of 2008. Gathering, processing and marketing revenues, which are revenues generated from sales of third-party natural gas, crude oil and natural gas liquids as well as gathering fees associated with gathering third-party natural gas, for the third quarter of 2009 increased $84 million, or 163%, to $135 million from $51 million for the same period of 2008.

Wellhead volume and price statistics for the three-month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,
	2009	2008
Natural Gas Volumes (MMcfd) (1)
United States	1,128	1,196
Canada	219	224
Trinidad	268	240
Other International (2)	13	19
Total	1,628	1,679

Average Natural Gas Prices ($/Mcf) (3)
United States	$3.27	$8.99
Canada	3.15	8.15
Trinidad	1.77	4.04
Other International (2)	3.53	7.41
Composite	3.01	8.15

Crude Oil and Condensate Volumes (MBbld) (1)
United States	51.7	41.8
Canada	4.7	3.0
Trinidad	3.0	3.4
Other International (2)	0.1	0.1
Total	59.5	48.3

Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$60.79	$109.86
Canada	61.43	109.71
Trinidad	57.07	111.39
Other International (2)	57.93	112.77
Composite	60.65	109.96

Natural Gas Liquids Volumes (MBbld) (1)
United States	23.1	13.2
Canada	1.0	1.1
Total	24.1	14.3

Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$31.15	$69.79
Canada	30.96	64.01
Composite	31.14	69.33

Natural Gas Equivalent Volumes (MMcfed) (4)
United States	1,577	1,525
Canada	253	249
Trinidad	286	261
Other International (2)	13	20
Total	2,129	2,055

Total Bcfe (4)	195.9	189.1

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

Wellhead natural gas revenues for the third quarter of 2009 decreased $809 million, or 64%, to $450 million from $1,259 million for the same period of 2008. The decrease was due to a lower composite average wellhead natural gas price ($770 million) and decreased natural gas deliveries ($39 million). EOG's composite average wellhead natural gas price decreased 63% to $3.01 per thousand cubic feet (Mcf) for the third quarter of 2009 from $8.15 per Mcf for the same period of 2008.

Natural gas deliveries for the third quarter of 2009 decreased 51 MMcfd, or 3%, to 1,628 MMcfd from 1,679 MMcfd for the same period of 2008. The decrease was primarily due to lower production in the United States (68 MMcfd), Canada (5 MMcfd) and the United Kingdom (5 MMcfd), partially offset by increased production in Trinidad (28 MMcfd). The decrease in the United States was primarily attributable to decreased production in Texas (50 MMcfd), the Rocky Mountain area (14 MMcfd), New Mexico (8 MMcfd), Kansas (5 MMcfd) and Mississippi (3 MMcfd), partially offset by increased production in Louisiana (14 MMcfd). The decrease in the United Kingdom primarily resulted from reduced production in the Arthur field. The increase in Trinidad was primarily due to increased net contractual deliveries.

Wellhead crude oil and condensate revenues for the third quarter of 2009 decreased $153 million, or 32%, to $330 million from $483 million for the same period of 2008, due to a lower composite average wellhead crude oil and condensate price ($268 million), partially offset by an increase of 11 MBbld, or 23%, in wellhead crude oil and condensate deliveries ($115 million). The increase in deliveries primarily reflects increased production in North Dakota (9 MBbld), Texas (2 MBbld) and Canada (2 MBbld). The composite average wellhead crude oil and condensate price for the third quarter of 2009 decreased 45% to $60.65 per barrel compared to $109.96 per barrel for the same period of 2008.

Natural gas liquids revenues for the third quarter of 2009 decreased $22 million, or 24%, to $69 million from $91 million for the same period of 2008, due to a lower composite average price ($84 million), partially offset by an increase of 10 MBbld, or 69%, in natural gas liquids deliveries ($62 million). The composite average natural gas liquids price for the third quarter of 2009 decreased 55% to $31.14 per barrel compared to $69.33 per barrel for the same period of 2008. The increase in deliveries primarily reflects increased volumes in the Fort Worth Basin Barnett Shale area (6 MBbld) and the Mid-Continent area (2 MBbld).

During the third quarter of 2009, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $21 million compared to a net gain of $1,382 million for the same period of 2008. During the third quarter of 2009, the net cash inflow related to settled natural gas financial collar, price swap and basis swap contracts was $331 million compared to the net cash outflow related to settled natural gas and crude oil financial price swap contracts of $122 million for the same period of 2008.

Gathering, processing and marketing revenues represent sales of third-party natural gas, crude oil and natural gas liquids as well as gathering fees associated with gathering third-party natural gas. During the three months ended September 30, 2009 and 2008, substantially all of such revenues were related to sales of third-party natural gas and crude oil. Marketing costs represent the costs of purchasing third-party natural gas and crude oil and the associated transportation costs.

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2009 decreased $4 million to $3 million compared to $7 million for the same period of 2008, reflecting lower margins associated with natural gas marketing activities.

Operating and Other Expenses. For the third quarter of 2009, operating expenses of $972 million were $100 million higher than the $872 million incurred in the third quarter of 2008. The following table presents the costs per thousand cubic feet equivalent (Mcfe) for the three-month periods ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008

Lease and Well	$0.73	$0.75
Transportation Costs	0.36	0.41
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	1.84	1.73
Other Property, Plant and Equipment	0.13	0.10
General and Administrative (G&A)	0.32	0.38
Interest Expense, Net	0.16	0.06
Total (1)	$3.54	$3.43

                                                                                             (1) Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net for the three months ended September 30, 2009 compared to the same period of 2008 are set forth below.

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

Lease and well expenses were $142 million for the third quarter of both 2009 and 2008. During 2009, increased operating and maintenance expenses in Canada ($5 million) and China ($1 million) and increased lease and well administrative expenses in Canada ($1 million) were offset by decreased lease and well administrative expenses in the United States ($3 million), decreased operating and maintenance expenses in the United States ($2 million) and changes in the Canadian exchange rate ($2 million).

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

Transportation costs of $71 million for the third quarter of 2009 decreased $7 million from $78 million for the same prior year period primarily due to decreased costs associated with marketing arrangements to transport production from the Fort Worth Basin Barnett Shale area ($10 million) to downstream markets, partially offset by increased costs associated with marketing arrangements to transport production from the Rocky Mountain area ($5 million) to downstream markets.

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

DD&A expenses for the third quarter of 2009 increased $39 million to $385 million from $346 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2009 were $32 million higher than the same prior year period primarily due to higher unit rates in the United States ($18 million), Trinidad ($3 million) and Canada ($3 million) and as a result of increased production in the United States ($9 million), partially offset by changes in the Canadian exchange rate ($3 million).

DD&A expenses associated with other property, plant and equipment for the third quarter of 2009 were $7 million higher than the same prior year period primarily due to increased expenditures associated with natural gas gathering systems and processing plants in the Fort Worth Basin Barnett Shale area ($3 million) and Rocky Mountain area ($3 million).

G&A expenses of $63 million for the third quarter of 2009 decreased $8 million from the same prior year period primarily due to lower employee-related costs.

Interest expense, net of $30 million for the third quarter of 2009 increased $18 million compared to the same prior year period primarily due to a higher average debt balance ($20 million), partially offset by higher capitalized interest ($2 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's natural gas gathering and processing assets.

Gathering and processing costs for the third quarter of 2009 increased $4 million to $13 million as compared to the same prior year period primarily due to increased activities in the Rocky Mountain area.

Exploration costs of $45 million for the third quarter of 2009 increased $7 million from the same prior year period primarily due to increased geological and geophysical expenditures in the United States ($4 million) and the United Kingdom ($2 million).

Impairments include amortization and impairments of unproved oil and gas properties, as well as impairments of proved oil and gas properties. Unproved properties with individually significant acquisition costs are assessed on a property-by-property basis, and any impairment in value is recognized. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the average holding period. When circumstances indicate that a proved property may be impaired, EOG compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

Impairments of $69 million for the third quarter of 2009 increased $37 million from $32 million for the same prior year period primarily due to increased amortization and impairments of unproved properties in the United States ($28 million) and increased impairments of proved properties in the United States ($8 million). EOG recorded impairments of proved properties of $15 million and $7 million for the third quarter of 2009 and 2008, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are determined based on wellhead revenues and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2009 decreased $50 million to $48 million (5.6% of wellhead revenues) from $98 million (5.3% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to a decrease in severance/production taxes as a result of decreased wellhead revenues in the United States ($33 million) and Trinidad ($4 million) and an increase in credits taken in 2009 for Texas high cost gas severance tax rate reductions ($12 million).

Other income (expense), net for the third quarter of 2009 decreased $14 million from the same prior year period. The decrease was primarily due to lower equity income from ammonia plants in Trinidad ($7 million) and lower interest income ($3 million).

EOG recognized an income tax provision of less than $1 million for the third quarter of 2009 compared to $838 million for the same prior year period. The change was primarily due to decreased pretax income. The net effective tax rate for the third quarter of 2009 decreased to 8% from 35% for the same prior year period due primarily to lower pretax income and lower Canadian taxes.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Net Operating Revenues. During the first nine months of 2009, net operating revenues decreased $2,467 million, or 45%, to $3,026 million from $5,493 million for the same period of 2008. Total wellhead revenues for the first nine months of 2009 decreased $2,767 million, or 54%, to $2,364 million from $5,131 million for the same period of 2008. During the first nine months of 2009, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $406 million compared to a net gain of $69 million for the same period of 2008. Gathering, processing and marketing revenues for the first nine months of 2009 increased $99 million, or 66%, to $250 million from $151 million for the same period of 2008. Other, net operating revenues in 2008 primarily consist of a gain of $128 million on the sale of EOG's Appalachian assets in February 2008.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,
	2009	2008
Natural Gas Volumes (MMcfd)
United States	1,153	1,141
Canada	224	218
Trinidad	266	229
Other International	15	16
Total	1,658	1,604

Average Natural Gas Prices ($/Mcf)
United States	$3.57	$9.15
Canada	3.67	8.33
Trinidad	1.54	3.86
Other International	4.45	8.90
Composite	3.27	8.28

Crude Oil and Condensate Volumes (MBbld)
United States	46.5	35.9
Canada	3.6	2.7
Trinidad	3.0	3.4
Other International	0.1	0.1
Total	53.2	42.1

Average Crude Oil and Condensate Prices ($/Bbl)
United States	$49.54	$107.36
Canada	51.91	104.57
Trinidad	46.13	103.80
Other International	50.11	104.66
Composite	49.51	106.89

Natural Gas Liquids Volumes (MBbld)
United States	22.2	14.7
Canada	1.1	1.0
Total	23.3	15.7

Average Natural Gas Liquids Prices ($/Bbl)
United States	$26.42	$63.08
Canada	27.29	62.45
Composite	26.46	63.04

Natural Gas Equivalent Volumes (MMcfed)
United States	1,566	1,445
Canada	252	240
Trinidad	284	250
Other International	15	16
Total	2,117	1,951

Total Bcfe	578.1	534.5

Wellhead natural gas revenues for the first nine months of 2009 decreased $2,159 million, or 59%, to $1,478 million from $3,637 million for the same period of 2008. The decrease was due to a lower composite average wellhead natural gas price ($2,268 million), partially offset by increased natural gas deliveries ($109 million). EOG's composite average wellhead natural gas price decreased 61% to $3.27 per Mcf for the first nine months of 2009 from $8.28 per Mcf for the same period of 2008.

Natural gas deliveries for the first nine months of 2009 increased 54 MMcfd, or 3%, to 1,658 MMcfd from 1,604 MMcfd for the same period of 2008. The increase was due to higher production in Trinidad (37 MMcfd), the United States (12 MMcfd) and Canada (6 MMcfd). The increase in Trinidad was primarily due to increased net contractual deliveries and reduced plant shutdowns for maintenance during 2009. The increase in the United States was primarily attributable to increased production in the Rocky Mountain area (15 MMcfd), Texas (12 MMcfd) and Louisiana (6 MMcfd), partially offset by decreased production in Mississippi (7 MMcfd), New Mexico (5 MMcfd), Oklahoma (3 MMcfd), Kansas (3 MMcfd) and as a result of the February 2008 sale of EOG's Appalachian assets (3 MMcfd). The increase in Canada was primarily attributable to British Columbia Horn River Basin production.

Wellhead crude oil and condensate revenues for the first nine months of 2009 decreased $505 million, or 41%, to $718 million from $1,223 million for the same period of 2008, due to a lower composite average wellhead crude oil and condensate price ($832 million), partially offset by an increase of 11 MBbld, or 26%, in wellhead crude oil and condensate deliveries ($327 million). The increase in deliveries primarily reflects increased production in North Dakota (9 MBbld) and Texas (2 MBbld). The composite average wellhead crude oil and condensate price for the first nine months of 2009 decreased 54% to $49.51 per barrel compared to $106.89 per barrel for the same period of 2008.

Natural gas liquids revenues for the first nine months of 2009 decreased $103 million, or 38%, to $168 million from $271 million for the same period of 2008, due to a lower composite average price ($233 million), partially offset by an increase of 8 MBbld, or 48%, in natural gas liquids deliveries ($130 million). The composite average natural gas liquids price for the first nine months of 2009 decreased 58% to $26.46 per barrel compared to $63.04 per barrel for the same period of 2008. The increase in deliveries primarily reflects increased volumes in the Fort Worth Basin Barnett Shale area.

During the first nine months of 2009, EOG recognized a net gain on mark-to-market financial commodity derivative contracts of $406 million compared to a net gain of $69 million for the same period of 2008. During the first nine months of 2009, the net cash inflow related to settled natural gas financial collar, price swap and basis swap contracts was $987 million compared to a net cash outflow related to settled natural gas and crude oil financial price swap contracts of $237 million for the same period of 2008.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2009 increased $1 million to $12 million compared to the same prior year period of 2008. The increase resulted primarily from increased natural gas marketing operations in the Gulf Coast area.

Operating and Other Expenses. For the first nine months of 2009, operating expenses of $2,709 million were $232 million higher than the $2,477 million incurred in the same period of 2008. The following table presents the costs per Mcfe for the nine-month periods ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008

Lease and Well	$0.73	$0.74
Transportation Costs	0.36	0.38
DD&A -
Oil and Gas Properties	1.87	1.71
Other Property, Plant and Equipment	0.12	0.09
G&A	0.31	0.35
Interest Expense, Net	0.13	0.06
Total (1)	$3.52	$3.33

                                                                                               (1) Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net for the nine months ended September 30, 2009 compared to the same period of 2008 are set forth below.

Lease and well expenses of $422 million for the first nine months of 2009 increased $26 million from $396 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($25 million), Canada ($11 million) and China ($3 million), partially offset by changes in the Canadian exchange rate ($13 million).

Transportation costs of $206 million for the first nine months of 2009 increased $3 million from $203 million for the same prior year period primarily due to increased transportation costs in the United States ($4 million) and Trinidad ($1 million), partially offset by decreased transportation costs in the United Kingdom ($1 million) and Canada ($1 million). The increased transportation costs in the United States were primarily due to increased transportation costs in the Rocky Mountain area ($11 million), partially offset by decreased transportation costs in the Fort Worth Basin Barnett Shale area ($4 million).

DD&A expenses for the first nine months of 2009 increased $191 million to $1,150 million from $959 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2009 were $166 million higher than the same prior year period primarily due to higher unit rates in the United States ($92 million), Canada ($11 million), Trinidad ($10 million) and China ($3 million) and increased production in the United States ($60 million), Canada ($6 million) and in Trinidad ($2 million), partially offset by changes in the Canadian exchange rate ($21 million).

DD&A expenses associated with other property, plant and equipment for the first nine months of 2009 were $25 million higher than the same prior year period primarily due to increased expenditures associated with natural gas gathering systems and processing plants in the Fort Worth Basin Barnett Shale area ($11 million) and Rocky Mountain area ($7 million).

G&A expenses of $179 million for the first nine months of 2009 decreased $6 million from the same prior year period primarily due to lower employee-related costs.

Interest expense, net of $74 million for the first nine months of 2009 increased $40 million compared to the same prior year period primarily due to a higher average debt balance ($48 million), partially offset by higher capitalized interest ($8 million).

Gathering and processing costs for the first nine months of 2009 increased $18 million to $45 million as compared to the same prior year period primarily due to increased activities in the Rocky Mountain area ($11 million) and the Fort Worth Basin Barnett Shale area ($6 million).

Exploration costs of $129 million for the first nine months of 2009 decreased $17 million compared to the same prior year period primarily due to decreased geological and geophysical expenditures in the United States.

Impairments of $182 million for the first nine months of 2009 increased $68 million compared to the same prior year period primarily due to increased amortization and impairments of unproved properties in the United States ($69 million) and increased impairments of proved properties in the United States ($20 million), partially offset by an impairment in Trinidad recorded in the second quarter of 2008 as a result of EOG's relinquishment of its rights to Block Lower Reverse "L" (LRL) ($20 million). EOG recorded impairments of proved properties of $39 million and $40 million for the nine months ended September 30, 2009 and 2008, respectively.

Taxes other than income for the first nine months of 2009 decreased $161 million to $119 million (5.0% of wellhead revenues) from $280 million (5.5% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes primarily as a result of decreased wellhead revenues in the United States ($103 million) and Trinidad ($16 million), an increase in credits taken in 2009 for Texas high cost gas severance tax rate reductions ($32 million) and lower ad valorem/property taxes in the United States ($13 million), partially offset by an increase in franchise taxes in the United States ($5 million). The decline in taxes other than income as a percentage of wellhead revenues primarily reflects an increase in credits taken in 2009 for Texas high cost gas severance tax rate reductions combined with a decline in non-revenue based taxes.

Other income (expense), net was $3 million for the first nine months of 2009 compared to $29 million for the same prior year period. The decrease of $26 million was primarily due to lower equity income from ammonia plants in Trinidad ($17 million), lower interest income ($6 million) and settlements received related to the Enron Corp. bankruptcy in the second quarter of 2008 ($2 million), partially offset by increased foreign currency transaction gains ($5 million).

Income tax provision of $100 million for the first nine months of 2009 decreased $936 million compared to $1,036 million for the same prior year period due primarily to decreased pretax income ($968 million), partially offset by higher foreign taxes ($28 million). The net effective tax rate for the first nine months of 2009 increased to 41% from 34% for the same prior year period primarily as a result of higher state and foreign tax rates and the absence of 2008 tax benefits related to the impairment of LRL.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2009 were funds generated from operations, net commercial paper and uncommitted credit facility borrowings and proceeds from the offering of the Notes. The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; and dividend payments to stockholders. During the first nine months of 2009, EOG's cash balance increased $278 million to $609 million from $331 million at December 31, 2008.

Net cash provided by operating activities of $2,094 million for the first nine months of 2009 decreased $1,506 million compared to the same period of 2008 primarily reflecting a decrease in wellhead revenues ($2,767 million), unfavorable changes in working capital and other assets and liabilities ($62 million) and an increase in cash paid for interest expense ($8 million), partially offset by a favorable change in net cash flow from the settlement of financial commodity derivative contracts ($1,224 million), a decrease in cash operating expenses ($137 million) and a decrease in net cash paid for income taxes ($31 million).

Net cash used in investing activities of $2,651 million for the first nine months of 2009 decreased by $848 million compared to the same period of 2008 due primarily to a decrease in additions to oil and gas properties ($1,264 million) and a decrease in additions to other property, plant and equipment ($80 million), partially offset by a decrease in proceeds from sales of assets ($367 million), primarily reflecting net proceeds from the sale of EOG's Appalachian assets in February 2008, and unfavorable changes in working capital associated with investing activities ($132 million).

Net cash provided by financing activities was $823 million for the first nine months of 2009 compared to $745 million for the same period of 2008. Cash provided by financing activities for the first nine months of 2009 included the proceeds from the offering of the Notes ($900 million), excess tax benefits from stock-based compensation ($34 million) and proceeds from stock options exercised and employee stock purchase plan activity ($14 million). Cash used by financing activities for the first nine months of 2009 included cash dividend payments ($106 million), the purchase of treasury stock ($10 million) and debt issuance costs ($9 million).

Total Expenditures. For 2009, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $3.7 billion, including acquisitions of approximately $300 million. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Expenditure Category
Capital
Drilling and Facilities	$1,780	$2,988
Leasehold Acquisitions	293	377
Property Acquisitions	206	109
Capitalized Interest	38	30
Subtotal	2,317	3,504
Exploration Costs	129	145
Dry Hole Costs	40	28
Exploration and Development Expenditures	2,486	3,677
Asset Retirement Costs	53	164
Total Exploration and Development Expenditures	2,539	3,841
Other Property, Plant and Equipment	241	321
Total Expenditures	$2,780	$4,162

Exploration and development expenditures of $2,486 million for the first nine months of 2009 were $1,191 million lower than the same period of 2008 due primarily to decreased drilling and facilities expenditures in the United States ($1,150 million), Trinidad ($42 million) and Canada ($29 million), decreased leasehold acquisition expenditures in Canada ($105 million), changes in the foreign currency exchange rate in Canada ($27 million) and the United Kingdom ($5 million), decreased geological and geophysical expenditures in the United States ($17 million) and decreased property acquisition expenditures in Trinidad ($15 million) and Canada ($14 million). These decreases were partially offset by increased property acquisition expenditures in the United States ($136 million), increased leasehold acquisition expenditures in the United States ($27 million), increased drilling and facilities expenditures in China ($24 million) and the United Kingdom ($14 million), increased capitalized interest in the United States ($10 million) and increased dry hole costs in the United Kingdom ($9 million) and the United States ($8 million). The exploration and development expenditures for the first nine months of 2009 of $2,486 million included $1,589 million in development, $653 million in exploration, $206 million in property acquisitions and $38 million in capitalized interest. The exploration and development expenditures for the first nine months of 2008 of $3,677 million included $2,722 million in development, $816 million in exploration, $109 million in property acquisitions and $30 million in capitalized interest.

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

Financial Collar Contracts. The total fair value of EOG's natural gas financial collar contracts at September 30, 2009 was a positive $32 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial collar contracts at November 5, 2009. The notional volumes are expressed in million British thermal units per day (MMBtud) and prices are expressed in dollars per million British thermal units ($/MMBtu). The average floor price of EOG's outstanding natural gas financial collar contracts for 2010 is $10.33 per million British thermal units (MMBtu) and the average ceiling price is $12.63 per MMBtu.

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

Financial Price Swap Contracts. The total fair value of EOG's natural gas financial price swap contracts at September 30, 2009 was a positive $292 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at November 5, 2009. The notional volumes are expressed in MMBtud and prices are expressed in $/MMBtu. The average price of EOG's outstanding natural gas financial price swap contracts for 2009 is $9.99 per MMBtu and for 2010 is $10.14 per MMBtu.

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2009
January (closed)	585,000	$10.76
February (closed)	585,000	10.73
March (closed)	585,000	10.50
April (closed)	610,000	9.24
May (closed)	610,000	9.16
June (closed)	710,000	8.53
July (closed)	710,000	8.62
August (closed)	710,000	8.67
September (closed)	710,000	8.69
October (closed)	710,000	8.76
November (closed)	610,000	9.66
December	610,000	9.99

2010
January	20,000	$11.20
February	20,000	11.15
March	20,000	10.89
April	20,000	9.29
May	20,000	9.13
June	20,000	9.21

On April 24, 2009, EOG settled its natural gas financial price swap contracts with notional volumes of 20,000 MMBtud for the July 1, 2010 - December 31, 2010 period and received proceeds of $12.1 million.

Financial Basis Swap Contracts. Prices received by EOG for its natural gas production generally vary from New York Mercantile Exchange (NYMEX) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas financial basis swap contracts in order to fix the differential between prices in the Rocky Mountain area and NYMEX Henry Hub prices. The total fair value of EOG's natural gas financial basis swap contracts at September 30, 2009 was a negative $75 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial basis swap contracts at November 5, 2009. The weighted average price differential represents the amount of reduction to NYMEX gas prices per MMBtu for the notional volumes covered by the basis swap. The notional volumes are expressed in MMBtud and price differentials expressed in $/MMBtu.

Natural Gas Financial Basis Swap Contracts
		Weighted
	Volume	Average Price Differential
	(MMBtud)	($/MMBtu)
2009
Second Quarter (closed)	65,000	$(2.54)
Third Quarter (closed)	65,000	(2.60)
Fourth Quarter (1)	65,000	(3.03)

2010
First Quarter	65,000	$(1.72)
Second Quarter	65,000	(2.56)
Third Quarter	65,000	(3.17)
Fourth Quarter	65,000	(3.73)

2011
First Quarter	65,000	$(1.89)

                                                                                                        (1) Includes closed contracts for the months of October and November 2009.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:
			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Per Share	Programs	The Plans or Programs (2)

July 1, 2009 - July 31, 2009	2,203	$72.97	-	6,386,200
August 1, 2009 - August 31, 2009	44,063	76.62	-	6,386,200
September 1, 2009 - September 30, 2009	2,869	78.86	-	6,386,200
Total	49,135	76.59	-

(1) Represents 49,135 total shares for the quarter ended September 30, 2009 that consist solely of shares that were withheld by or returned to EOG
      (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share authorization by EOG's Board of Directors (Board) discussed below.
(2) In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the third quarter of 2009,
      EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 6. EXHIBITS

Exhibit No.                              Description
4.1	-

Amendment No. 7 to Rights Agreement, dated as of October 7, 2009, between EOG and Computershare Trust Company, N.A., as rights agent (via succession) (incorporated by reference to Exhibit 4.12 to EOG's Current Report on Form 8-K, filed October 7, 2009).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended September 30, 2009 and 2008 and Nine Months Ended September 30, 2009 and 2008, (ii) the Consolidated Balance Sheets - September 30, 2009 and December 31, 2008, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2009 and 2008 and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: November 5, 2009	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.                            Description
4.1	-

Amendment No. 7 to Rights Agreement, dated as of October 7, 2009, between EOG and Computershare Trust Company, N.A., as rights agent (via succession) (incorporated by reference to Exhibit 4.12 to EOG's Current Report on Form 8-K, filed October 7, 2009).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended September 30, 2009 and 2008 and Nine Months Ended September 30, 2009 and 2008, (ii) the Consolidated Balance Sheets - September 30, 2009 and December 31, 2008, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2009 and 2008 and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.