Form 10-Q
period 2010-03-31
EOG RESOURCES INC
filed 2010-05-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
                                       Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	253,152,632 (as of April 28, 2010)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009

Net Operating Revenues
Natural Gas	$676,982	$567,578
Crude Oil, Condensate and Natural Gas Liquids	509,189	200,328
Gains on Mark-to-Market Commodity Derivative Contracts	7,803	351,383
Gathering, Processing and Marketing	171,943	37,842
Other, Net	4,776	1,078
Total	1,370,693	1,158,209

Operating Expenses
Lease and Well	165,992	145,506
Transportation Costs	88,711	68,862
Gathering and Processing Costs	15,661	17,713
Exploration Costs	51,197	49,623
Dry Hole Costs	23,077	2,994
Impairments	69,595	65,471
Marketing Costs	168,764	31,953
Depreciation, Depletion and Amortization	431,906	389,329
General and Administrative	60,423	57,946
Taxes Other Than Income	75,465	47,400
Total	1,150,791	876,797

Operating Income	219,902	281,412
Other Income, Net	2,683	1,739
Income Before Interest Expense and Income Taxes	222,585	283,151
Interest Expense, Net	25,428	18,376
Income Before Income Taxes	197,157	264,775
Income Tax Provision	79,142	106,065
Net Income	$118,015	$158,710

Net Income Per Share
Basic	$0.47	$0.64
Diluted	$0.46	$0.63

Dividends Declared per Common Share	$0.155	$0.145

Average Number of Common Shares
Basic	250,370	247,991
Diluted	253,869	250,204

                                           The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$230,084	$685,751
Accounts Receivable, Net	869,042	771,417
Inventories	313,067	261,723
Assets from Price Risk Management Activities	9,644	20,915
Income Taxes Receivable	42,230	37,009
Deferred Income Taxes	5,133	-
Other	76,657	62,726
Total	1,545,857	1,839,541

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	25,725,200	24,614,311
Other Property, Plant and Equipment	1,417,663	1,350,132
Total Property, Plant and Equipment	27,142,863	25,964,443
Less: Accumulated Depreciation, Depletion and Amortization	(10,325,928)	(9,825,218)
Total Property, Plant and Equipment, Net	16,816,935	16,139,225
Other Assets	146,276	139,901
Total Assets	$18,509,068	$18,118,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,134,286	$979,139
Accrued Taxes Payable	90,182	92,858
Dividends Payable	38,765	36,286
Liabilities from Price Risk Management Activities	40,340	27,218
Deferred Income Taxes	20,652	35,414
Current Portion of Long-Term Debt	37,000	37,000
Other	131,784	137,645
Total	1,493,009	1,345,560

Long-Term Debt	2,760,000	2,760,000
Other Liabilities	635,239	632,652
Deferred Income Taxes	3,455,903	3,382,413
Commitments and Contingencies (Note 9)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 253,120,631 Shares Issued at March 31, 2010 and 252,627,177 Shares Issued at December 31, 2009	202,531	202,526
Additional Paid in Capital	620,367	596,702
Accumulated Other Comprehensive Income	405,234	339,720
Retained Earnings	8,945,648	8,866,747
Common Stock Held in Treasury, 118,897 Shares at March 31, 2010 and 118,525 Shares at December 31, 2009	(8,863)	(7,653)
Total Stockholders' Equity	10,164,917	9,998,042
Total Liabilities and Stockholders' Equity	$18,509,068	$18,118,667

                       The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$118,015	$158,710
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	431,906	389,329
Impairments	69,595	65,471
Stock-Based Compensation Expenses	22,494	26,407
Deferred Income Taxes	36,695	83,215
Other, Net	(277)	(652)
Dry Hole Costs	23,077	2,994
Mark-to-Market Commodity Derivative Contracts
Total Gains	(7,803)	(351,383)
Realized Gains	22,960	310,964
Excess Tax Benefits from Stock-Based Compensation	-	(4,688)
Other, Net	2,505	2,940
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(95,770)	156,926
Inventories	(53,312)	(22,896)
Accounts Payable	147,632	(352,622)
Accrued Taxes Payable	(3,790)	19,166
Other Assets	(13,494)	1,430
Other Liabilities	(5,554)	(18,070)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(74,592)	138,598
Net Cash Provided by Operating Activities	620,287	605,839

Investing Cash Flows
Additions to Oil and Gas Properties	(1,063,390)	(822,583)
Additions to Other Property, Plant and Equipment	(61,483)	(65,013)
Proceeds from Sales of Assets	3,766	447
Changes in Components of Working Capital Associated with Investing Activities	74,322	(138,532)
Other, Net	7,107	554
Net Cash Used in Investing Activities	(1,039,678)	(1,025,127)

Financing Cash Flows
Net Commercial Paper and Uncommitted Credit Facility Borrowings	-	208,100
Dividends Paid	(36,289)	(33,491)
Excess Tax Benefits from Stock-Based Compensation	-	4,688
Treasury Stock Purchased	(5,347)	(4,904)
Proceeds from Stock Options Exercised	5,277	1,152
Other, Net	270	(66)
Net Cash (Used in) Provided by Financing Activities	(36,089)	175,479

Effect of Exchange Rate Changes on Cash	(187)	(2,288)

Decrease in Cash and Cash Equivalents	(455,667)	(246,097)
Cash and Cash Equivalents at Beginning of Period	685,751	331,311
Cash and Cash Equivalents at End of Period	$230,084	$85,214

                                      The accompanying notes are an integral part of these consolidated financial statements

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General. The consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010 (EOG's 2009 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

EOG has determined that there are no subsequent events which require recognition or disclosure in these consolidated financial statements.

Recently Issued Accounting Standards and Developments. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures About Fair Value Measurements" (ASU 2010-06), which amends the Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification (ASC) (ASC Topic 820). This amendment requires new disclosures on the value of, and the reason for, transfers in and out of Levels 1 and 2 of the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements within Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosure requirements on levels of disaggregation and about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 19, 2009, except for the requirement to provide additional disclosures regarding Level 3 measurements which will be effective beginning after December 15, 2010. See Note 12.

2. Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2009 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009

Lease and Well	$6.3	$6.0
Exploration Costs	5.5	5.2
General and Administrative	10.7	15.2
Total	$22.5	$26.4

The EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units and other stock-based awards, up to an aggregate maximum of 6.0 million shares of common stock, plus shares underlying forfeited or cancelled grants under the prior stock plans. At March 31, 2010, approximately 2.0 million common shares remained available for grant under the 2008 Plan. At the 2010 Annual Meeting of Stockholders, EOG's stockholders approved an amendment to the 2008 Plan to authorize an additional 6.9 million shares of common stock for grant under the 2008 Plan. Effective with the adoption of the 2008 Plan, EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares.

Stock Options and Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of all Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Certain of EOG's stock options granted in 2005 contain a feature that limits the potential gain that can be realized by requiring vested options to be exercised if the market price of EOG's common stock reaches 200% of the grant price for five consecutive trading days (Capped Option). EOG may or may not issue Capped Options in the future. The fair value of each Capped Option grant was estimated using a Monte Carlo simulation. Effective May 2005, the fair value of stock option grants not containing the Capped Option feature and SAR grants was estimated using the Hull-White II binomial option pricing model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $8.5 million and $8.7 million during the three months ended March 31, 2010 and 2009, respectively.

EOG suspended the ESPP, effective for the July 1, 2009 to December 31, 2009 offering period, due to an insufficient number of shares remaining available for grant under the ESPP. EOG resumed the ESPP for the January 1, 2010 to June 30, 2010 offering period, subject to approval at the 2010 Annual Meeting of Stockholders of an amendment to increase the shares available for grant under the ESPP. At the 2010 Annual Meeting of Stockholders, an amendment to the ESPP was approved to increase the shares available for grant by 1,000,000 shares. The ESPP was originally approved by EOG's stockholders in 2001, and would have expired on July 1, 2011. The amendment extends the term of the ESPP to December 31, 2019.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2010 and 2009 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Weighted Average Fair Value of Grants	$27.91	$20.63	$24.66	$25.78
Expected Volatility	38.22%	67.20%	34.78%	78.89%
Risk-Free Interest Rate	1.01%	0.60%	0.15%	0.25%
Dividend Yield	0.7%	1.0%	0.7%	1.0%
Expected Life	4.2 yrs.	2.7 yrs.	0.5 yrs.	0.5 yrs.

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2010 and 2009 (stock options and SARs in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant	Stock	Grant
	Options/SARs	Price	Options/SARs	Price

Outstanding at January 1	8,335	$57.08	7,802	$52.56
Granted	30	97.68	17	67.64
Exercised (1)	(266)	30.32	(79)	18.16
Forfeited	(19)	77.05	(32)	71.90
Outstanding at March 31 (2)	8,080	$58.07	7,708	$52.86

Vested or Expected to Vest (3)	7,845	$57.38	7,478	$52.12

Exercisable at March 31 (4)	5,155	$45.36	4,651	$37.71

(1) The total intrinsic value of stock options/SARs exercised for the three months ended March 31, 2010 and 2009 was $17.6 million and $3.7 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
(2) The total intrinsic value of stock options/SARs outstanding at March 31, 2010 and 2009 was $283.5 million and $97.7 million, respectively. At March 31, 2010 and 2009, the weighted average remaining contractual life was 3.9 years and 4.3 years, respectively.
(3) The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2010 and 2009 was
      $280.6 million and $97.7 million, respectively. At March 31, 2010 and 2009, the weighted average remaining contractual life was 3.9 years and 4.3 years, respectively.
(4) The total intrinsic value of stock options/SARs exercisable at March 31, 2010 and 2009 was $245.9 million and $97.6 million, respectively. At March 31, 2010 and 2009, the weighted average remaining contractual life was 3.1 years and 3.6 years, respectively.

At March 31, 2010, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $71.5 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.5 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $14.0 million and $17.7 million for the three months ended March 31, 2010 and 2009, respectively.

The following table sets forth the restricted stock and restricted stock units transactions for the three-month periods ended March 31, 2010 and 2009 (shares and units in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	3,636	$73.69	3,048	$70.24
Granted	222	94.69	664	48.67
Released (1)	(176)	47.38	(277)	22.33
Forfeited	(10)	72.15	(15)	84.01
Outstanding at March 31 (2)	3,672	$76.23	3,420	$69.87

(1) The total intrinsic value of restricted stock and restricted stock units released for the three months ended March 31, 2010 and 2009 was $17.2 million and $15.0 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
(2) The aggregate intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2010 and 2009 was approximately
      $341.3 million and $187.3 million, respectively.

At March 31, 2010, unrecognized compensation expense related to restricted stock and restricted stock units totaled $143.8 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.0 years.

3. Earnings Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Numerator for Basic and Diluted Earnings Per Share -
Net Income	$118,015	$158,710

Denominator for Basic Earnings Per Share -
Weighted Average Shares	250,370	247,991
Potential Dilutive Common Shares -
Stock Options/SARs	2,100	1,362
Restricted Stock and Restricted Stock Units	1,399	851
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	253,869	250,204

Net Income Per Share
Basic	$0.47	$0.64
Diluted	$0.46	$0.63

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. The excluded stock options and SARs totaled 0.2 million shares and 4.4 million shares for the three months ended March 31, 2010 and 2009, respectively.

4. Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Interest	$4,842	$10,037
Income Taxes	$48,369	$(6,581)

Non-cash investing activities for the three months ended March 31, 2010 included non-cash additions of $3 million to EOG's oil and gas properties in connection with contingent consideration related to EOG's acquisition of certain unproved properties (see Note 14).

5. Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Comprehensive Income
Net Income	$118,015	$158,710
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	62,168	(51,288)
Foreign Currency Swap Transaction	4,548	2,394
Income Tax Related to Foreign Currency Swap Transaction	(1,228)	(609)
Defined Benefit Pension and Postretirement Plans	40	34
Income Tax Related to Defined Benefit Pension and Postretirement Plans	(14)	(12)
Total	$183,529	$109,229

6. Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net Operating Revenues
United States	$1,120,701	$1,002,904
Canada	140,039	104,902
Trinidad	103,214	41,262
Other International (1)	6,739	9,141
Total	$1,370,693	$1,158,209

Operating Income (Loss)
United States	$190,870	$261,718
Canada	(12,442)	2,389
Trinidad	72,027	21,498
Other International (1)	(30,553)	(4,193)
Total	219,902	281,412

Reconciling Items
Other Income, Net	2,683	1,739
Interest Expense, Net	25,428	18,376
Income Before Income Taxes	$197,157	$264,775

(1) Other International includes EOG's United Kingdom and China operations.

Total assets by reportable segment are presented below at March 31, 2010 and December 31, 2009 (in thousands):

	At	At
	March 31,	December 31,
	2010	2009
Total Assets
United States	$14,397,180	$14,108,129
Canada	3,003,332	2,888,949
Trinidad	891,369	813,901
Other International (1)	217,187	307,688
Total	$18,509,068	$18,118,667

(1) Other International includes EOG's United Kingdom and China operations.

7. Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Carrying Amount at Beginning of Period	$456,484	$368,159
Liabilities Incurred	5,376	11,670
Liabilities Settled	(2,542)	(5,992)
Accretion	5,322	4,559
Revisions (1)	177	(8)
Foreign Currency Translations	3,133	(2,030)
Carrying Amount at End of Period	$467,950	$376,358

Current Portion	$30,938	$17,557
Noncurrent Portion	$437,012	$358,801

(1) Revisions to asset retirement obligations primarily reflect changes in abandonment cost estimates.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

8. Suspended Well Costs

EOG's net changes in suspended well costs for the three-month period ended March 31, 2010 are presented below (in thousands):

Three Months
Ended
March 31,
2010

Balance at December 31, 2009	$118,459
Additions Pending the Determination of Proved Reserves	43,515
Reclassifications to Proved Properties	(20,179)
Charged to Dry Hole Costs	(1,907)
Foreign Currency Translations	(365)
Balance at March 31, 2010	$139,523

The following table provides an aging of suspended well costs at March 31, 2010 (in thousands, except well count):

	At
	March 31,
	2010

Capitalized Exploratory Well Costs That Have Been Capitalized for a Period Less Than One Year	$72,102
Capitalized Exploratory Well Costs That Have Been Capitalized for a Period Greater Than One Year	67,421	(1)
Total	$139,523
Number of Exploratory Wells That Have Been Capitalized for a Period Greater Than One Year	4

(1) Consists of costs related to three shale projects in British Columbia, Canada (B.C.) ($47 million) and an outside operated, offshore Central North Sea project in the United Kingdom (U.K.) ($20 million). In the B.C. shale projects, EOG is currently evaluating infrastructure alternatives for delivery of product. In the Central North Sea project, EOG is currently evaluating an export route for production from the project. The operator expects to submit a revised field development plan to the U.K. Department of Energy and Climate Change during the second quarter of 2010 and anticipates approval in late 2010.

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

10. Pension and Postretirement Benefits

Pension Plans. EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States. For each of the three months ended March 31, 2010 and 2009, EOG's total costs recognized for these pension plans were $5.6 million.

In addition, as more fully discussed in Note 6 to Consolidated Financial Statements included in EOG's 2009 Annual Report, EOG's Canadian, Trinidadian and United Kingdom subsidiaries maintain various pension and savings plans for most of their respective employees. For the three months ended March 31, 2010 and 2009, combined contributions to these plans totaled $0.7 million and $0.6 million, respectively.

11. Long-Term Debt and Common Stock

Long-Term Debt. EOG utilizes commercial paper and short-term borrowings from uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes. EOG had no outstanding borrowings from commercial paper issuances or uncommitted credit facilities at March 31, 2010. The weighted average interest rate for commercial paper for the three months ended March 31, 2010 was 0.28%.

EOG currently has a $1.0 billion unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement matures on June 28, 2012. At March 31, 2010, there were no borrowings or letters of credit outstanding under the Agreement. Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offering Rate plus an applicable margin (Eurodollar rate) or the base rate of the Agreement's administrative agent. At March 31, 2010, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 0.44% and 3.25%, respectively.

On May 11, 2009, EOG Resources Trinidad Limited, a wholly owned foreign subsidiary of EOG, amended its 3-year, $75 million Revolving Credit Agreement (Credit Agreement) to extend the scheduled maturity date of the remaining outstanding balance of $37 million from May 12, 2009 to May 12, 2010. Borrowings under the Credit Agreement accrue interest based, at EOG's option, on either the Eurodollar rate or the base rate of the Credit Agreement's administrative agent. The applicable Eurodollar rate at March 31, 2010 was 2.73%. The weighted average Eurodollar rate for the amount outstanding during the three months ended March 31, 2010 was 2.74%. EOG expects to repay the remaining amount outstanding under the Credit Agreement and to cancel the Credit Agreement at maturity.

Fair Value of Debt. At March 31, 2010 and December 31, 2009, EOG had $2,797 million of debt, which had estimated fair values of approximately $3,068 million and $3,056 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, upon interest rates available to EOG at the end of each respective period.

Common Stock. On February 9, 2010, the Board increased the quarterly cash dividend on EOG's common stock from the previous $0.145 per share to $0.155 per share effective with the dividend paid on April 30, 2010.

12. Fair Value Measurements

Certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the accompanying Consolidated Balance Sheets. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2009 Annual Report, EOG adopted the provisions of the Fair Value Measurements and Disclosures Topic of the ASC for its financial and nonfinancial assets and liabilities. The following table provides fair value measurement information within the hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in millions):

	Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2010
Financial Assets:
Natural Gas Collars, Price Swaps and Basis Swaps	$-	$9	$-	$9

Financial Liabilities:
Natural Gas Collars, Price Swaps and Basis Swaps	$-	$40	$-	$40
Foreign Currency Rate Swap	-	51	-	51
Contingent Consideration	-	-	21	21

At December 31, 2009
Financial Assets:
Natural Gas Collars, Price Swaps and Basis Swaps	$-	$21	$-	$21

Financial Liabilities:
Natural Gas Collars, Price Swaps and Basis Swaps	$-	$37	$-	$37
Foreign Currency Rate Swap	-	49	-	49
Contingent Consideration	-	-	35	35

The estimated fair value of natural gas financial collar, price swap and basis swap contracts was based upon forward commodity price curves based on quoted market prices. The estimated fair value of the foreign currency rate swap was based upon forward currency rates.

In connection with the acquisition of certain unproved acreage in Nacogdoches County, Texas, during the fourth quarter of 2009 and the first quarter of 2010, EOG could be required to make an additional one-time supplemental cash payment to the sellers contingent upon future natural gas prices over a five-year period (see Note 14). The fair value of the contingent consideration was estimated using present value techniques based upon an assessment of the probability that EOG would be required to make such future payment. Level 3 inputs used in such assessment include EOG's internal estimates of future natural gas prices and an appropriate risk-adjusted discount rate.

The following table presents the reconciliation of the beginning and ending fair value of EOG's liability measured using significant unobservable inputs (Level 3) during the three-month period ended March 31, 2010 (in millions):

Contingent Consideration

Fair Value at Beginning of Period	$35
Additions (see Note 14)	3
Unrealized Gains Included in Earnings (1)	(17)
Fair Value at End of Period	$21

(1) Reflected as a reduction of depreciation, depletion and amortization.

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

Proved oil and gas properties with a carrying amount of $93 million were written down to their fair value of $82 million, resulting in a pretax impairment charge of $11 million for the three months ended March 31, 2010. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future natural gas and crude oil prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

13. Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2009 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar, price swap and basis swap contracts, as a means to manage this price risk. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices. EOG recognized a net gain on the mark-to-market of financial commodity derivative contracts of $8 million and $351 million for the three months ended March 31, 2010 and 2009, respectively.

Financial Collar Contracts. Presented below is a comprehensive summary of EOG's natural gas financial collar contracts at March 31, 2010. The notional volumes are expressed in million British thermal units per day (MMBtud) and prices are expressed in dollars per million British thermal units ($/MMBtu). The average floor price of EOG's outstanding natural gas financial collar contracts for 2010 was $9.30 per million British thermal units (MMBtu) and the average ceiling price was $11.51 per MMBtu.

Natural Gas Financial Collar Contracts
		Floor Price		Ceiling Price
			Weighted		Weighted
			Average		Average
	Volume	Floor Range	Price	Ceiling Range	Price
	(MMBtud)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)
2010
January (closed)	40,000	$11.44 - 11.47	$11.45	$13.79 - 13.90	$13.85
February (closed)	40,000	11.38 - 11.41	11.40	13.75 - 13.85	13.80
March (closed)	40,000	11.13 - 11.15	11.14	13.50 - 13.60	13.55
April (closed)	40,000	9.40 - 9.45	9.42	11.55 - 11.65	11.60
May	40,000	9.24 - 9.29	9.26	11.41 - 11.55	11.48
June	40,000	9.31 - 9.36	9.34	11.49 - 11.60	11.55

Financial Price Swap Contracts. Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at March 31, 2010. The average price of EOG's outstanding natural gas financial price swap contracts for 2010 was $9.17 per MMBtu.

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2010
January (closed)	20,000	$11.20
February (closed)	20,000	11.15
March (closed)	20,000	10.89
April (closed)	20,000	9.29
May	20,000	9.13
June	20,000	9.21

Subsequent to March 31, 2010, EOG entered into crude oil financial price swap transactions covering 2,000 barrels per day (Bbld) for the period from September 1, 2010 to December 31, 2010 and 6,000 Bbld for the period from January 1, 2011 to December 31, 2011.  These transactions are pending final confirmation.

Financial Basis Swap Contracts. Prices received by EOG for its natural gas production generally vary from New York Mercantile Exchange (NYMEX) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas financial basis swap contracts in order to fix the differential between prices in the Rocky Mountain area and NYMEX Henry Hub prices. Presented below is a comprehensive summary of EOG's natural gas financial basis swap contracts at March 31, 2010. The weighted average price differential represents the amount of reduction to NYMEX gas prices per MMBtu for the notional volumes covered by the basis swap.

Natural Gas Financial Basis Swap Contracts
		Weighted
		Average Price
	Volume	Differential
	(MMBtud)	($/MMBtu)
2010
First Quarter (closed)	65,000	$(1.72)
Second Quarter (1)	65,000	(2.56)
Third Quarter	65,000	(3.17)
Fourth Quarter	65,000	(3.73)

2011
First Quarter	65,000	$(1.89)

                                                                                                 (1) Includes closed contracts for April 2010.

Foreign Currency Exchange Rate Risk. As more fully described in Note 2 to the Consolidated Financial Statements included in EOG's 2009 Annual Report, EOG is party to a foreign currency swap transaction with multiple banks to eliminate any exchange rate impacts that may result from the $150 million principal amount of notes issued by one of EOG's Canadian subsidiaries. EOG accounts for the foreign currency swap transaction using the hedge accounting method. Changes in the fair value of the foreign currency swap do not impact Net Income. The after-tax net impact from the foreign currency swap transaction was an increase in Other Comprehensive Income of $3 million and $2 million for the three months ended March 31, 2010 and 2009, respectively (see Note 5).

The following table sets forth the amount, on a gross basis, and classification of EOG's outstanding derivative financial instruments at March 31, 2010 and December 31, 2009. Certain amounts may be presented on a net basis in the consolidated financial statements when such amounts are with the same counterparty and subject to master netting arrangements between EOG and the counterparties to the transactions (in millions):

		Fair Value at
		March 31,	December 31,
Description	Location on Balance Sheet	2010	2009

Asset Derivatives
Natural Gas Collars and Price Swaps -
Current Portion	Assets from Price Risk Management Activities	$29	$50

Noncurrent Portion	Other Assets	$-	$-

Liability Derivatives
Natural Gas Basis Swaps -
Current Portion	Liabilities from Price Risk Management Activities	$60	$57

Noncurrent Portion	Other Liabilities	$-	$9

Foreign Currency Rate Swap - Noncurrent Portion	Other Liabilities	$51	$49

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

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association, Inc. Master Agreements (ISDA) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit rating. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit rating to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 12 for the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2010 and December 31, 2009. EOG had no collateral posted at March 31, 2010 and December 31, 2009.

14. Property Acquisitions

As more fully described in Note 17 to the Consolidated Financial Statements included in EOG's 2009 Annual Report, in the fourth quarter of 2009, EOG entered into an agreement to acquire unproved acreage in Nacogdoches County, Texas, within the Haynesville and Bossier Shale formations (Haynesville Assets). The acquisition agreement provides for an additional one-time supplemental cash payment to the sellers of the Haynesville Assets that is contingent on the satisfaction of certain conditions (within a five-year period beginning on the principal closing date) set forth in the acquisition agreement with respect to future natural gas prices. EOG estimated the fair value of the contingent consideration as of the acquisition dates in accordance with the provisions of the Business Combinations Topic of the ASC and has included such amount in Other Liabilities on the Consolidated Balance Sheets. In accordance with the acquisition agreement, EOG acquired additional Haynesville Assets at a final closing which occurred in the first quarter of 2010. The total consideration recorded in 2010 for the acquisition of the Haynesville Assets was $18 million, including contingent consideration. The estimated fair value of the contingent consideration, including $3 million of contingent consideration related to the 2010 acquisition, was $21 million at March 31, 2010 (see Note 12).

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) oil and natural gas companies in the United States with proved reserves in the United States, Canada, Trinidad, the United Kingdom and China. EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment capital by controlling operating and capital costs. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term production growth while maintaining a strong balance sheet. EOG implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low cost reserves. Maintaining the lowest possible operating cost structure that is consistent with safe operations is also an important goal in the implementation of EOG's strategy.

United States and Canada. EOG's efforts to identify plays with large reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada. EOG continues to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's natural gas and crude oil production. Production in the United States and Canada accounted for approximately 82% of total company production in the first quarter of 2010 as compared to 86% in the first quarter of 2009. EOG has placed an emphasis on applying its horizontal drilling expertise gained in natural gas resources plays to unconventional oil reservoirs. In 2010, EOG expects to focus its efforts on developing its existing North American crude oil and condensate and natural gas liquids acreage and capturing additional North American horizontal oil plays. During the first quarter of 2010, the North Dakota Bakken and Fort Worth Basin Barnett Shale areas produced an increasing amount of crude oil and condensate and natural gas liquids as compared to the comparable period in 2009. For the first quarter of 2010, crude oil and condensate and natural gas liquids production accounted for approximately 25% of total company production as compared to 21% for the comparable period in 2009. Based on current trends, EOG expects its 2010 crude oil and condensate and natural gas liquids production to continue to increase both in total and as a percentage of total company production as compared to 2009. EOG's major producing areas are in Louisiana, New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.

International. In Trinidad, EOG began delivering under a take-or-pay natural gas contract with the National Gas Company of Trinidad and Tobago effective January 1, 2010. Additionally, EOG completed a well in the Pelican field that began producing during the first quarter of 2010. EOG has an 80% working interest in this field. In the United Kingdom, EOG plans to submit a development plan to the United Kingdom Department of Energy and Climate Change in the second quarter of 2010 for its 2009 East Irish Sea oil discovery designated as the Conwy field. EOG has a 100% working interest in this field. EOG drilled two unsuccessful exploratory wells in the East Irish Sea during the first quarter of 2010. During the first quarter of 2010, EOG completed its first horizontal well in the Sichuan Basin, Sichuan Province, The People's Republic of China. During the second and third quarters of 2010, EOG plans to complete two additional horizontal wells that were drilled during the fourth quarter of 2009 and first quarter of 2010. EOG expects to complete its evaluation of the economic viability of this project by the end of 2010.

EOG continues to evaluate other select natural gas and crude oil opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous natural gas and crude oil reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 22% at March 31, 2010 and December 31, 2009. During the first quarter of 2010, EOG funded $1.1 billion in exploration and development and other property, plant and equipment expenditures and paid $36 million in dividends to common stockholders, primarily by utilizing cash provided from its operating activities, cash on hand and proceeds from commercial paper borrowings.

For 2010, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $5.1 billion, excluding acquisitions. United States and Canada crude oil and, to a lesser extent, natural gas drilling activity will be the key components of these expenditures. EOG intends to manage the 2010 capital budget while maintaining a strong balance sheet and, depending on market conditions, plans to sell up to $1.5 billion of North American natural gas assets by the end of 2010 and/or consider one or more joint venture partners on certain shale gas properties. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Net Operating Revenues. During the first quarter of 2010, net operating revenues increased $213 million, or 18%, to $1,371 million from $1,158 million for the same period of 2009. Total wellhead revenues for the first quarter of 2010, which are revenues generated from sales of EOG's production of natural gas, crude oil and condensate and natural gas liquids, increased $418 million, or 54%, to $1,186 million from $768 million for the same period of 2009. During the first quarter of 2010, EOG recognized net gains on mark-to-market financial commodity derivative contracts of $8 million compared to net gains of $351 million for the same period of 2009. Gathering, processing and marketing revenues, which are revenues generated from sales of third-party natural gas, crude oil and condensate and natural gas liquids as well as gathering fees associated with gathering third-party natural gas, for the first quarter of 2010 increased $134 million to $172 million from $38 million for the same period of 2009.

Wellhead volume and price statistics for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Natural Gas Volumes (MMcfd) (1)
United States	1,043	1,193
Canada	211	230
Trinidad	351	263
Other International (2)	16	16
Total	1,621	1,702

Average Natural Gas Prices ($/Mcf) (3)
United States	$5.24	$4.06
Canada	5.22	4.43
Trinidad	2.51	1.32
Other International (2)	4.28	6.03
Composite	4.64	3.71

Crude Oil and Condensate Volumes (MBbld) (1)
United States	54.1	44.9
Canada	5.8	3.2
Trinidad	3.8	3.0
Other International (2)	0.1	0.1
Total	63.8	51.2

Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$73.29	$33.24
Canada	73.27	37.11
Trinidad	66.45	33.45
Other International (2)	71.37	46.71
Composite	72.87	33.51

Natural Gas Liquids Volumes (MBbld) (1)
United States	23.7	21.7
Canada	0.9	1.1
Total	24.6	22.8

Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$46.64	$22.12
Canada	45.78	25.52
Composite	46.61	22.29

Natural Gas Equivalent Volumes (MMcfed) (4)
United States	1,509	1,593
Canada	251	255
Trinidad	374	281
Other International (2)	17	17
Total	2,151	2,146

Total Bcfe (4)	193.6	193.1

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Other International includes EOG's United Kingdom and China operations.
(3) Dollars per thousand cubic feet or per barrel, as applicable.
(4) Million cubic feet equivalent per day or billion cubic feet equivalent, as applicable; includes natural gas, crude oil and condensate and natural gas liquids. Natural gas equivalents are determined using the ratio of 6.0 thousand cubic feet of natural gas to 1.0 barrel of crude oil and condensate or natural gas liquids. Bcfe is calculated by multiplying the MMcfed amount by the number of days in the period and then dividing that amount by one thousand.

Wellhead natural gas revenues for the first quarter of 2010 increased $109 million, or 19%, to $677 million from $568 million for the same period of 2009 due to a higher composite average wellhead natural gas price ($136 million), partially offset by decreased natural gas deliveries ($27 million). EOG's composite average wellhead natural gas price increased 25% to $4.64 per Mcf for the first quarter of 2010 from $3.71 per Mcf for the same period of 2009.

Natural gas deliveries for the first quarter of 2010 decreased 81 MMcfd, or 5%, to 1,621 MMcfd from 1,702 MMcfd for the same period of 2009. The decrease was primarily due to lower production in the United States (150 MMcfd) and Canada (19 MMcfd), partially offset by higher production in Trinidad (88 MMcfd). The decrease in the United States was primarily attributable to decreased production from Texas (138 MMcfd), the Rocky Mountain area (30 MMcfd), New Mexico (9 MMcfd) and Kansas (6 MMcfd), partially offset by increased production from Louisiana (31 MMcfd) and Pennsylvania (6 MMcfd). The increase in Trinidad was primarily attributable to deliveries under a take-or-pay contract, which began January 1, 2010 (70 MMcfd), and an increase in net contractual deliveries (18 MMcfd).

Wellhead crude oil and condensate revenues for the first quarter of 2010 increased $252 million, or 163%, to $406 million from $154 million for the same period of 2009, due to a higher composite average wellhead crude oil and condensate price ($220 million) and an increase of 13 MBbld, or 25%, in wellhead crude oil and condensate deliveries ($32 million). The increase in deliveries primarily reflects increased production in North Dakota (10 MBbld) and Texas (2 MBbld). The composite average wellhead crude oil and condensate price for the first quarter of 2010 increased 117% to $72.87 per barrel compared to $33.51 per barrel for the same period of 2009.

Natural gas liquids revenues for the first quarter of 2010 increased $57 million, or 125%, to $103 million from $46 million for the same period of 2009, due to a higher composite average price ($53 million) and increased natural gas liquids deliveries ($4 million). The composite average natural gas liquids price for the first quarter of 2010 increased 109% to $46.61 per barrel compared to $22.29 per barrel for the same period of 2009. The increase in deliveries primarily reflects increased volumes in the Mid-Continent area.

During the first quarter of 2010, EOG recognized net gains on mark-to-market financial commodity derivative contracts of $8 million compared to net gains of $351 million for the same period of 2009. During the first quarter of 2010, the net cash inflow related to settled natural gas financial collar, price swap and basis swap contracts was $23 million compared to the net cash inflow related to settled natural gas and crude oil financial price swap contracts of $311 million for the same period of 2009.

Gathering, processing and marketing revenues represent sales of third-party natural gas, crude oil and condensate and natural gas liquids as well as gathering fees associated with gathering third-party natural gas. During the three months ended March 31, 2010 and 2009, such revenues were primarily related to sales of third-party crude oil and natural gas. Sales of third-party natural gas are utilized in order to balance firm transportation capacity with production in certain areas. Marketing costs represent the costs of purchasing third-party crude oil and natural gas and the associated transportation costs.

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2010 decreased to $3 million from $6 million for the same period of 2009 due primarily to decreased margin from natural gas marketing activities, partially offset by margin from crude oil marketing activities which began in mid-2009. Marketing activities increased during the first quarter of 2010 as a result of the crude oil marketing activities.

Operating and Other Expenses. For the first quarter of 2010, operating expenses of $1,151 million were $274 million higher than the $877 million incurred during the first quarter of 2009. The following table presents the costs per thousand cubic feet equivalent (Mcfe) for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Lease and Well	$0.86	$0.75
Transportation Costs	0.46	0.36
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties (1)	2.19	1.90
Other Property, Plant and Equipment	0.14	0.12
General and Administrative (G&A)	0.31	0.30
Interest Expense, Net	0.13	0.10
Total (2)	$4.09	$3.53

                                                  (1) The 2010 amount excludes the change in the estimated fair value of the contingent consideration liability of $17 million, or $0.09 per Mcfe (see Note 12 to the Consolidated Financial Statements).
                                                   (2) Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and interest expense, net for the three months ended March 31, 2010 compared to the same period of 2009 are set forth below.

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

Lease and well expenses of $166 million for the first quarter of 2010 increased $20 million from $146 million for the same prior year period primarily due to changes in the Canadian exchange rate ($6 million), higher lease and well administrative expenses ($4 million), higher operating and maintenance expenses in the United States ($4 million) and Canada ($2 million) and higher workover expenditures in the United States ($2 million).

Transportation costs represent costs associated with the delivery of hydrocarbon products from the lease to a downstream point of sale. Transportation costs include the cost of compression (the cost of compressing natural gas to meet pipeline pressure requirements), dehydration (the cost associated with removing water from natural gas to meet pipeline requirements), gathering fees, fuel costs, transportation fees and costs associated with EOG's crude-by-rail operations.

Transportation costs of $89 million for the first quarter of 2010 increased $20 million from $69 million for the same prior year period primarily due to increased transportation costs in the Rocky Mountain area ($13 million), including costs associated with crude-by-rail operations, and the Fort Worth Basin Barnett Shale area ($6 million), primarily reflecting increased costs associated with marketing arrangements to transport production to downstream markets.

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

DD&A expenses for the first quarter of 2010 increased $43 million to $432 million from $389 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2010 were $38 million higher than the same prior year period primarily due to higher unit rates in the United States ($26 million), Canada ($25 million), China ($3 million) and Trinidad ($2 million); unfavorable changes in the Canadian exchange rate ($14 million) and as a result of increased production in Trinidad ($3 million); partially offset by decreased natural gas production in the United States ($18 million) and a change in the estimated fair value of the contingent consideration liability ($17 million).

DD&A expenses associated with other property, plant and equipment for the first quarter of 2010 were $5 million higher than the same prior year period primarily due to gathering and processing assets placed in service in the Fort Worth Basin Barnett Shale area ($2 million) and the Rocky Mountain area ($2 million).

Interest expense, net of $25 million for the first quarter of 2010 increased $7 million as compared to the same prior year period primarily due to a higher average debt balance ($13 million), partially offset by higher capitalized interest ($6 million).

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

Impairments of $70 million for the first quarter of 2010 were $4 million higher than impairments for the same prior year period primarily due to increased amortization of unproved property costs in the United States ($17 million), partially offset by decreased impairments of proved properties in the United States ($14 million). EOG recorded impairments of proved properties of $11 million and $23 million for the first quarter of 2010 and 2009, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income were $75 million (6.4% of wellhead revenues) for the first quarter of 2010 compared to $47 million (6.2% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes as a result of increased wellhead revenues in the United States ($14 million) and Trinidad ($5 million) and a decrease in credits taken in 2010 for Texas high cost gas severance tax rate reductions as a result of fewer wells qualifying for the credit ($7 million).

Income tax provision of $79 million for the first quarter of 2010 decreased $27 million compared to the same prior year period primarily due to lower pretax income. The net effective tax rate for the first quarter of 2010 remained unchanged from the first quarter of 2009 rate of 40%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2010 were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; and dividend payments to stockholders. During the first three months of 2010, EOG's cash balance decreased $456 million to $230 million from $686 million at December 31, 2009.

Net cash provided by operating activities of $620 million for the first three months of 2010 increased $14 million compared to the same period of 2009 primarily reflecting an increase in wellhead revenues ($418 million); and a decrease in cash paid for interest expense ($5 million); partially offset by an unfavorable change in net cash flow from the settlement of financial commodity derivative contracts ($288 million); an increase in cash operating expenses ($75 million); and an increase in net cash paid for income taxes ($55 million).

Net cash used in investing activities of $1,040 million for the first three months of 2010 increased by $15 million compared to the same period of 2009 due primarily to an increase in additions to oil and gas properties ($241 million); partially offset by favorable changes in working capital associated with investing activities ($213 million); a decrease in additions to other property, plant and equipment ($4 million); and an increase in proceeds from sales of assets ($3 million).

Net cash used in financing activities of $36 million for the first three months of 2010 included cash dividend payments ($36 million) and the purchase of treasury stock ($5 million). Cash provided by financing activities for the first three months of 2010 included proceeds from stock options exercised ($5 million). Net cash provided by financing activities of $175 million for the first three months of 2009 included net commercial paper and uncommitted credit facility borrowings ($208 million) and excess tax benefits from stock-based compensation ($5 million). Cash used in financing activities for the first three months of 2009 included cash dividend payments ($33 million) and the purchase of treasury stock ($5 million).

Total Expenditures. For 2010, EOG's budget for exploration and production and other property, plant and equipment expenditures is approximately $5.1 billion. The table below sets out components of total expenditures for the three-month periods ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31,
	2010	2009

Expenditure Category
Capital
Drilling and Facilities	$868	$731
Leasehold Acquisitions	141	72
Property Acquisitions (1)	17	4
Capitalized Interest	18	12
Subtotal	1,044	819
Exploration Costs	51	50
Dry Hole Costs	23	3
Exploration and Development Expenditures	1,118	872
Asset Retirement Costs	6	12
Total Exploration and Development Expenditures	1,124	884
Other Property, Plant and Equipment	61	65
Total Expenditures	$1,185	$949

(1) In 2010, property acquisitions included contingent consideration, with an estimated fair value of $3 million, related to the acquisition of the Haynesville Assets (see Note 14 to the Consolidated Financial Statements).

Exploration and development expenditures of $1,118 million for the first three months of 2010 were $246 million higher than the same period of 2009 due primarily to increased leasehold acquisition expenditures in the United States ($64 million); increased drilling and facilities expenditures in Canada ($45 million), the United States ($39 million), Trinidad ($20 million) and China ($13 million); increased dry hole costs in the United Kingdom ($21 million); changes in the foreign currency exchange rate in Canada ($21 million); increased property acquisition expenditures in the United States ($12 million); and increased capitalized interest in the United States ($7 million). The exploration and development expenditures for the first three months of 2010 of $1,118 million include $797 million in development, $286 million in exploration, $17 million in property acquisitions and $18 million in capitalized interest. The exploration and development expenditures for the first three months of 2009 of $872 million include $662 million in development, $194 million in exploration, $12 million in capitalized interest and $4 million in property acquisitions.

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

Commodity Derivative Transactions. As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2009 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for natural gas and crude oil. EOG utilizes financial commodity derivative instruments, primarily collar, price swap and basis swap contracts, as a means to manage this price risk. In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Financial Collar Contracts. The total fair value of EOG's natural gas financial collar contracts at March 31, 2010 was a positive $20 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial collar contracts at April 29, 2010. The notional volumes are expressed in million British thermal units per day (MMBtud) and prices are expressed in dollars per million British thermal units ($/MMBtu). The average floor price of EOG's outstanding natural gas financial collar contracts for 2010 is $9.34 per million British thermal units (MMBtu) and the average ceiling price is $11.55 per MMBtu.

Natural Gas Financial Collar Contracts
		Floor Price		Ceiling Price
			Weighted	Ceiling	Weighted
	Volume	Floor Range	Average Price	Range	Average Price
	(MMBtud)	($/MMBtu)	($/MMBtu)	($/MMBtu)	($/MMBtu)
2010
January (closed)	40,000	$11.44 - 11.47	$11.45	$13.79 - 13.90	$13.85
February (closed)	40,000	11.38 - 11.41	11.40	13.75 - 13.85	13.80
March (closed)	40,000	11.13 - 11.15	11.14	13.50 - 13.60	13.55
April (closed)	40,000	9.40 - 9.45	9.42	11.55 - 11.65	11.60
May (closed)	40,000	9.24 - 9.29	9.26	11.41 - 11.55	11.48
June	40,000	9.31 - 9.36	9.34	11.49 - 11.60	11.55

Financial Price Swap Contracts. The total fair value of EOG's natural gas financial price swap contracts at March 31, 2010 was a positive $9 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial price swap contracts at April 29, 2010. The average price of EOG's outstanding natural gas financial price swap contracts for 2010 is $9.21 per MMBtu.

Natural Gas Financial Price Swap Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2010
January (closed)	20,000	$11.20
February (closed)	20,000	11.15
March (closed)	20,000	10.89
April (closed)	20,000	9.29
May (closed)	20,000	9.13
June	20,000	9.21

Subsequent to April 29, 2010, EOG entered into crude oil financial price swap transactions covering 2,000 barrels per day (Bbld) for the period from September 1, 2010 to December 31, 2010 and 6,000 Bbld for the period from January 1, 2011 to December 31, 2011.  These transactions are pending final confirmation.

Financial Basis Swap Contracts. Prices received by EOG for its natural gas production generally vary from New York Mercantile Exchange (NYMEX) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas financial basis swap contracts in order to fix the differential between prices in the Rocky Mountain area and NYMEX Henry Hub prices. The total fair value of EOG's natural gas financial basis swap contracts at March 31, 2010 was a negative $60 million, which is reflected in the Consolidated Balance Sheets. Presented below is a comprehensive summary of EOG's natural gas financial basis swap contracts at April 29, 2010. The weighted average price differential represents the amount of reduction to NYMEX gas prices per MMBtu for the notional volumes covered by the basis swap.

Natural Gas Financial Basis Swap Contracts
		Weighted
	Volume	Average Price Differential
	(MMBtud)	($/MMBtu)
2010
First Quarter (closed)	65,000	$(1.72)
Second Quarter (1)	65,000	(2.56)
Third Quarter	65,000	(3.17)
Fourth Quarter	65,000	(3.73)

2011
First Quarter	65,000	$(1.89)

                                                                                   (1) Includes closed contracts for the months of April and May 2010.

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

  acts of war and terrorism and responses to these acts; and

  the other factors described under Item 1A, "Risk Factors," on pages 14 through 19 of EOG's Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," on pages 37 through 41 of EOG's Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010 (EOG's 2009 Annual Report); and (ii) Note 11, "Risk Management Activities," on pages F-25 through F-28, to EOG's Consolidated Financial Statements included in EOG's 2009 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 13 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2. 9; UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG Resources, Inc.'s (EOG) share repurchase activity:
			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share	Programs	the Plans or Programs (2)

January 1, 2010 - January 31, 2010	3,874	$97.44	-	6,386,200
February 1, 2010 - February 28, 2010	769	94.96	-	6,386,200
March 1, 2010 - March 31, 2010	50,136	97.67	-	6,386,200
Total	54,779	$97.61	-

(1) Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share authorization of EOG's Board of Directors (Board) discussed below.
(2) In September 2001, the Board authorized the repurchase of up to 10,000,000 shares of EOG's common stock. During the first quarter of
      2010, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 5. OTHER INFORMATION

2010 Annual Meeting of Stockholders

The 2010 annual meeting of stockholders (Annual Meeting) of EOG Resources, Inc. (EOG) was held on April 28, 2010 in Houston, Texas for the following purposes: (i) to elect seven directors to hold office until EOG's 2011 annual meeting of stockholders and until their respective successors are duly elected and qualified; (ii) to ratify the appointment by the Audit Committee of EOG's Board of Directors (Board) of Deloitte & Touche LLP, independent public accountants, as EOG's auditors for the year ending December 31, 2010; (iii) to approve an amendment to the EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Stock Plan) to increase the number of shares of common stock available for issuance under the 2008 Stock Plan and effect certain other changes; (iv) to approve an amendment to the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP) to increase the number of shares of common stock available for purchase under the ESPP and to extend the term of the ESPP; (v) to approve an amendment and restatement of the EOG Resources, Inc. Executive Officer Annual Bonus Plan (Bonus Plan) to extend the term of the Bonus Plan and effect certain other changes; and (vi) to consider three stockholder proposals, if properly presented at the Annual Meeting.

Proxies for the Annual Meeting were solicited by the Board pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board's nominees for director.

Each of the seven nominees for director was duly elected, with votes as follows:
Nominee	Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

George A. Alcorn	213,302,155	1,877,058	226,042	8,018,054
Charles R. Crisp	213,500,852	1,679,983	224,420	8,018,054
James C. Day	213,501,981	1,677,477	225,797	8,018,054
Mark G. Papa	209,963,355	5,119,168	322,732	8,018,054
H. Leighton Steward	213,406,641	1,772,940	225,674	8,018,054
Donald F. Textor	213,399,946	1,778,677	226,632	8,018,054
Frank G. Wisner	212,718,971	2,460,897	225,387	8,018,054

The appointment of Deloitte & Touche LLP, independent public accountants, as EOG's auditors for the year ending December 31, 2010, was ratified by EOG's stockholders by the following vote: 222,364,141 shares for; 845,227 shares against; and 213,941 shares abstaining. There were no broker non-votes submitted with respect to this proposal.

The proposed amendment to the 2008 Stock Plan, proposed amendment to the ESPP and proposed amendment and restatement of the Bonus Plan were each approved by EOG's stockholders by the following votes:
Proposal	Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

Proposed Amendment to 2008 Stock Plan	194,672,804	20,482,546	249,905	8,018,054

Proposed Amendment to ESPP	214,656,656	512,327	236,272	8,018,054

Proposed Amendment and Restatement of Bonus Plan	219,726,000	3,388,878	308,431	0

The three stockholder proposals, which were each properly presented at the Annual Meeting, were each not approved by EOG's stockholders by the following votes:
Proposal	Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

Stockholder Proposal Concerning Hydraulic Fracturing	54,161,112	120,860,276	40,383,867	8,018,054

Stockholder Proposal Concerning Post-Employment Stock Ownership Requirements for Executive Officers	44,498,914	170,335,616	570,725	8,018,054

Stockholder Proposal Concerning Accelerated Vesting of Executive Officer Stock Awards Upon a Triggering Event	61,028,405	151,779,499	2,597,351	8,018,054

Amendment to 2008 Stock Plan

In February 2010, the Board and the Compensation Committee of the Board approved the amendment to the 2008 Stock Plan referenced above, subject to stockholder approval at the Annual Meeting, which approval the Board recommended. As noted above, EOG's stockholders approved the proposed amendment to the 2008 Stock Plan at the Annual Meeting.

Pursuant to the amendment, the number of shares of EOG's common stock available for future grant under the 2008 Stock Plan has been increased by an additional 6,900,000 shares, to 12,900,000 shares. In addition, the maximum aggregate number of shares of EOG's common stock that may be granted under the 2008 Stock Plan (i) as restricted stock, restricted stock units, performance stock, performance units or other stock-based awards ("full value" awards) has been increased by an additional 2,400,000 shares, (ii) as incentive stock options has been increased by an additional 1,000,000 shares and (iii) as non-qualified stock options or stock appreciation rights (SARs) has been increased by an additional 6,900,000 shares.

The amendment also provides that, in the event of a potential change in control of EOG, all stock options and SARs granted under the 2008 Stock Plan shall become vested and fully exercisable, and all restrictions imposed on restricted stock and restricted stock units granted under the 2008 Stock Plan shall lapse, only upon the effective date of the change in control (unless the Compensation Committee of the Board otherwise provides in an agreement), and not, as the 2008 Stock Plan provided prior to the amendment, merely upon (i) the issuance of a press release announcing a pending stockholder vote or other transaction which, if approved or consummated, would constitute a change in control of EOG or (ii) the announcement or commencement of a tender offer or exchange offer which, if consummated, would constitute a change in control of EOG. This modification to the accelerated vesting provisions under the 2008 Stock Plan will apply only to grants of stock options/SARs and restricted stock/restricted stock units made on or after April 28, 2010 (the date of the Annual Meeting) and not to grants made prior to such date.

The amendment also permits a "qualified institutional investor" (as defined in the amendment) to generally acquire beneficial ownership of up to 15% of EOG's common stock then-outstanding without the acquisition being considered a change in control of EOG under the terms of the 2008 Stock Plan.

The above summary of the amendment to the 2008 Stock Plan does not purport to be a complete description of the amendment to the 2008 Stock Plan and is qualified in its entirety by reference to the text of the amendment to the 2008 Stock Plan, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Amendment and Restatement of Bonus Plan

Also in February 2010, the Board and the Compensation Committee of the Board approved the amendment and restatement of the Bonus Plan referenced above, subject to stockholder approval at the Annual Meeting, which approval the Board recommended. As noted above, EOG's stockholders approved the proposed amendment and restatement of the Bonus Plan at the Annual Meeting.

The amended and restated Bonus Plan increases the cap on the maximum bonus payable to any participant under the Bonus Plan for any calendar year from $2 million to $3 million. In addition, the amended and restated Bonus Plan provides that bonuses awarded under the Bonus Plan will be paid in cash or, at the discretion of the Compensation Committee of the Board and in lieu of cash payments, in the form of performance stock or performance units awarded under the terms of the 2008 Stock Plan or a successor plan. The amended and restated Bonus Plan also provides for the deferral of the receipt of bonus payouts pursuant to the EOG Resources, Inc. 409A Deferred Compensation Plan (formerly known as the EOG Resources, Inc. 1996 Deferral Plan).

The amended and restated Bonus Plan also clarifies that the performance goal necessary for the payment of bonuses under the Bonus Plan is positive adjusted non-GAAP net income available to common stockholders, as reported in EOG's year-end earnings release (versus the performance goal under the Bonus Plan, prior to the amendment and restatement, of positive "Net Income Available to Common," excluding nonrecurring or extraordinary items, as reported in EOG's year-end earnings release). Moreover, the amended and restated Bonus Plan extends the term of the plan to December 31, 2019; prior to the amendment and restatement, the Bonus Plan, which had been adopted by the Board and the Compensation Committee of the Board in February 2001 and approved by EOG's stockholders at EOG's 2001 annual meeting of stockholders, was to expire by its terms on December 31, 2010.

The above summary of the changes to the Bonus Plan effected by the amendment and restatement of the Bonus Plan does not purport to be a complete description of the changes to the Bonus Plan effected by the amendment and restatement, nor does this summary purport to be a complete description of the amended and restated Bonus Plan. The above summary is qualified in its entirety by reference to the text of the amended and restated Bonus Plan, which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.                                                                           Description
* 10.1	-	Second Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of January 1, 2010.

10.2	-	EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, effective as of May 8, 2008 (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed May 14, 2008).

10.3	-

First Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of September 4, 2008 (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

* 10.4	-	EOG Resources, Inc. Amended and Restated Executive Officer Annual Bonus Plan.

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended March 31, 2010 and 2009, (ii) the Consolidated Balance Sheets - March 31, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: May 3, 2010	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.                                                                             Description
* 10.1	-	Second Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of January 1, 2010.

10.2	-	EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, effective as of May 8, 2008 (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed May 14, 2008).

10.3	-

First Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of September 4, 2008 (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

* 10.4	-	EOG Resources, Inc. Amended and Restated Executive Officer Annual Bonus Plan.

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended March 31, 2010 and 2009, (ii) the Consolidated Balance Sheets - March 31, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.