Form 10-Q/A
period 2010-03-31
EOG RESOURCES INC
filed 2010-05-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to EOG Resources, Inc.'s (EOG) quarterly report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the Securities and Exchange Commission on May 4, 2010 (Form 10-Q), is solely to furnish the interactive date files on Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Due to an inadvertent error in the software used by EOG, Exhibit 101 was omitted from the Form 10-Q filing.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

* 10.4	-	EOG Resources, Inc. Amended and Restated Executive Officer Annual Bonus Plan.

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

** ***101.INS	-	XBRL Instance Document.

** ***101.SCH	-	XBRL Schema Document.

** ***101.CAL	-	XBRL Calculation Linkbase Document.

** ***101.LAB	-	XBRL Label Linkbase Document.

** ***101.PRE	-	XBRL Presentation Linkbase Document.

*     Previously filed with EOG Resources, Inc.'s Form 10-Q filed on May 4, 2010.

**   Exhibits filed herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended March 31, 2010 and 2009, (ii) the Consolidated Balance Sheets - March 31, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: May 4, 2010	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.                    Description
* 10.1	-	Second Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of January 1, 2010.

10.2	-	EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, effective as of May 8, 2008 (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed May 14, 2008).

10.3	-

First Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of September 4, 2008 (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

* 10.4	-	EOG Resources, Inc. Amended and Restated Executive Officer Annual Bonus Plan.

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

** ***101.INS	-	XBRL Instance Document.

** ***101.SCH	-	XBRL Schema Document.

** ***101.CAL	-	XBRL Calculation Linkbase Document.

** ***101.LAB	-	XBRL Label Linkbase Document.

** ***101.PRE	-	XBRL Presentation Linkbase Document.

*     Previously filed with EOG Resources, Inc.'s Form 10-Q filed on May 4, 2010.

**   Exhibits filed herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended March 31, 2010 and 2009, (ii) the Consolidated Balance Sheets - March 31, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.