Form 10-Q
period 2011-03-31
EOG RESOURCES INC
filed 2011-05-06
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Title of each class	Number of shares
Common Stock, par value $0.01 per share	268,435,057 (as of April 29, 2011)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net Operating Revenues
Crude Oil and Condensate	$757,362	$406,163
Natural Gas Liquids	148,727	103,026
Natural Gas	583,919	676,982
(Losses) Gains on Mark-to-Market Commodity Derivative Contracts	(66,746)	7,803
Gathering, Processing and Marketing	395,583	171,943
Gains (Losses) on Property Dispositions, Net	71,742	(676)
Other, Net	6,519	5,452
Total	1,897,106	1,370,693

Operating Expenses
Lease and Well	215,089	165,992
Transportation Costs	97,633	88,711
Gathering and Processing Costs	19,196	15,661
Exploration Costs	50,909	51,197
Dry Hole Costs	22,951	23,077
Impairments	89,328	69,595
Marketing Costs	385,409	168,764
Depreciation, Depletion and Amortization	568,226	431,906
General and Administrative	70,037	60,423
Taxes Other Than Income	105,877	75,465
Total	1,624,655	1,150,791

Operating Income	272,451	219,902
Other Income, Net	3,604	2,683
Income Before Interest Expense and Income Taxes	276,055	222,585
Interest Expense, Net	50,333	25,428
Income Before Income Taxes	225,722	197,157
Income Tax Provision	91,749	79,142
Net Income	$133,973	$118,015

Net Income Per Share
Basic	$0.52	$0.47
Diluted	$0.52	$0.46

Dividends Declared per Common Share	$0.160	$0.155

Average Number of Common Shares
Basic	255,200	250,370
Diluted	258,819	253,869

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$1,668,285	$788,853
Accounts Receivable, Net	1,228,549	1,113,279
Inventories	481,826	415,792
Assets from Price Risk Management Activities	45,498	48,153
Income Taxes Receivable	30,546	54,916
Deferred Income Taxes	28,072	9,260
Other	114,827	97,193
Total	3,597,603	2,527,446

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	30,526,397	29,263,809
Other Property, Plant and Equipment	1,863,061	1,733,073
Total Property, Plant and Equipment	32,389,458	30,996,882
Less: Accumulated Depreciation, Depletion and Amortization	(12,748,006)	(12,315,982)
Total Property, Plant and Equipment, Net	19,641,452	18,680,900
Other Assets	306,467	415,887
Total Assets	$23,545,522	$21,624,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,838,959	$1,664,944
Accrued Taxes Payable	136,897	82,168
Dividends Payable	40,247	38,962
Liabilities from Price Risk Management Activities	105,231	28,339
Deferred Income Taxes	7,944	41,703
Current Portion of Long-Term Debt	220,000	220,000
Other	150,913	143,983
Total	2,500,191	2,220,099

Long-Term Debt	5,004,725	5,003,341
Other Liabilities	680,754	667,455
Deferred Income Taxes	3,571,473	3,501,706
Commitments and Contingencies (Note 9)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 268,540,507 Shares Issued at March 31, 2011 and 254,223,521 Shares Issued at December 31, 2010	202,685	202,542
Additional Paid in Capital	2,148,476	729,992
Accumulated Other Comprehensive Income	485,464	440,071
Retained Earnings	8,963,475	8,870,179
Common Stock Held in Treasury, 121,135 Shares at March 31, 2011 and 146,186 Shares at December 31, 2010	(11,721)	(11,152)
Total Stockholders' Equity	11,788,379	10,231,632
Total Liabilities and Stockholders' Equity	$23,545,522	$21,624,233

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$133,973	$118,015
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	568,226	431,906
Impairments	89,328	69,595
Stock-Based Compensation Expenses	27,430	22,494
Deferred Income Taxes	31,290	36,695
(Gains) Losses on Property Dispositions, Net	(71,742)	676
Other, Net	2,523	(953)
Dry Hole Costs	22,951	23,077
Mark-to-Market Commodity Derivative Contracts
Total Losses (Gains)	66,746	(7,803)
Realized Gains	24,937	22,960
Other, Net	6,219	2,505
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(113,855)	(95,770)
Inventories	(67,733)	(53,312)
Accounts Payable	165,497	147,632
Accrued Taxes Payable	79,748	(3,790)
Other Assets	(18,656)	(13,494)
Other Liabilities	8,621	(5,554)
Changes in Components of Working Capital Associated with Investing and Financing Activities	1,985	(74,592)
Net Cash Provided by Operating Activities	957,488	620,287

Investing Cash Flows
Additions to Oil and Gas Properties	(1,527,854)	(1,063,390)
Additions to Other Property, Plant and Equipment	(159,794)	(61,483)
Proceeds from Sales of Assets	260,107	3,766
Changes in Components of Working Capital Associated with Investing Activities	(206)	74,322
Other, Net	-	7,107
Net Cash Used in Investing Activities	(1,427,747)	(1,039,678)

Financing Cash Flows
Common Stock Sold	1,388,211	-
Dividends Paid	(39,003)	(36,289)
Treasury Stock Purchased	(14,981)	(5,347)
Proceeds from Stock Options Exercised	17,363	5,277
Other, Net	(1,779)	270
Net Cash Provided by (Used in) Financing Activities	1,349,811	(36,089)

Effect of Exchange Rate Changes on Cash	(120)	(187)

Increase (Decrease) in Cash and Cash Equivalents	879,432	(455,667)
Cash and Cash Equivalents at Beginning of Period	788,853	685,751
Cash and Cash Equivalents at End of Period	$1,668,285	$230,084

The accompanying notes are an integral part of these consolidated financial statements

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

General.  The consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC).  Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented.  Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011 (EOG's 2010 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

2.	Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, EOG maintains various stock-based compensation plans.  Stock-based compensation expense is included in the Consolidated Statements of Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010

Lease and Well	$7.7	$6.3
Gathering and Processing Costs	0.2	-
Exploration Costs	6.1	5.5
General and Administrative	13.4	10.7
Total	$27.4	$22.5

The EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, as amended (2008 Plan), provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units and other stock-based awards.  At March 31, 2011, approximately 6.8 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan.  The fair value of all Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model.  The fair value of stock option and SAR grants is estimated using the Hull-White II binomial option pricing model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $9.4 million and $8.5 million during the three months ended March 31, 2011 and 2010, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2011 and 2010 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Weighted Average Fair Value of Grants	$34.20	$27.91	$21.55	$24.66
Expected Volatility	36.77%	38.22%	30.26%	34.78%
Risk-Free Interest Rate	1.18%	1.01%	0.18%	0.15%
Dividend Yield	0.6%	0.7%	0.6%	0.7%
Expected Life	5.5 yrs.	4.2 yrs.	0.5 yrs.	0.5 yrs.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2011 and 2010 (stock options and SARs in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant	Stock	Grant
	Options/SARs	Price	Options/SARs	Price

Outstanding at January 1	8,445	$64.49	8,335	$57.08
Granted	16	101.30	30	97.68
Exercised (1)	(857)	50.15	(266)	30.32
Forfeited	(49)	86.73	(19)	77.05
Outstanding at March 31 (2)	7,555	$66.05	8,080	$58.07

Vested or Expected to Vest (3)	7,323	$65.36	7,845	$57.38

Exercisable at March 31 (4)	4,601	$52.12	5,155	$45.36

(1)
The total intrinsic value of stock options/SARs exercised for the three months ended March 31, 2011 and 2010 was $51.1 million and $17.6 million, respectively.  The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at March 31, 2011 and 2010 was $396.8 million and $283.5 million, respectively.  At March 31, 2011 and 2010, the weighted average remaining contractual life was 3.8 years and 3.9 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2011 and 2010 was $389.6 million and $280.6 million, respectively.  At March 31, 2011 and 2010, the weighted average remaining contractual life was 3.7 years and 3.9 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at March 31, 2011 and 2010 was $305.8 million and $245.9 million, respectively.  At March 31, 2011 and 2010, the weighted average remaining contractual life was 2.6 years and 3.1 years, respectively.

At March 31, 2011, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $79.0 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.6 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $18.0 million and $14.0 million for the three months ended March 31, 2011 and 2010, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the restricted stock and restricted stock units transactions for the three-month periods ended March 31, 2011 and 2010 (shares and units in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	4,009	$79.13	3,636	$73.69
Granted	266	105.65	222	94.69
Released (1)	(182)	67.27	(176)	47.38
Forfeited	(48)	78.30	(10)	72.15
Outstanding at March 31 (2)	4,045	$81.42	3,672	$76.23

(1)
The total intrinsic value of restricted stock and restricted stock units released for the three months ended March 31, 2011 and 2010 was $19.3 million and $17.2 million, respectively.  The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.

(2)	The aggregate intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2011 and 2010 was $479.4 million and $341.3 million, respectively.

At March 31, 2011, unrecognized compensation expense related to restricted stock and restricted stock units totaled $152.1 million.  Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.7 years.

3.	Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Numerator for Basic and Diluted Earnings Per Share -
Net Income	$133,973	$118,015

Denominator for Basic Earnings Per Share -
Weighted Average Shares	255,200	250,370
Potential Dilutive Common Shares -
Stock Options/SARs	1,937	2,100
Restricted Stock and Restricted Stock Units	1,682	1,399
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	258,819	253,869

Net Income Per Share
Basic	$0.52	$0.47
Diluted	$0.52	$0.46

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive.  The excluded stock options and SARs totaled 0.2 million shares for each of the three months ended March 31, 2011 and 2010.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.      Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Interest (1)	$19,912	$4,842
Income Taxes, Net of Refunds Received	$9,820	$48,369

(1)	Net of capitalized interest of $16 million and $18 million for the three months ended March 31, 2011 and 2010, respectively.

EOG's accrued capital expenditures at March 31, 2011 and 2010 were $779 million and $451 million, respectively.

5.      Comprehensive Income

The following table presents the components of EOG's comprehensive income for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Comprehensive Income
Net Income	$133,973	$118,015
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	43,842	62,168
Foreign Currency Swap Transaction	659	4,548
Income Tax Related to Foreign Currency Swap Transaction	(164)	(1,228)
Interest Rate Swap Transaction	1,604	-
Income Tax Related to Interest Rate Swap Transaction	(578)	-
Other	30	26
Total	$179,366	$183,529

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net Operating Revenues
United States	$1,627,598	$1,120,701
Canada	115,963	140,039
Trinidad	145,888	103,214
Other International (1)	7,657	6,739
Total	$1,897,106	$1,370,693

Operating Income (Loss)
United States	$209,886	$190,870
Canada	(19,436)	(12,442)
Trinidad	91,200	72,027
Other International (1)	(9,199)	(30,553)
Total	272,451	219,902

Reconciling Items
Other Income, Net	3,604	2,683
Interest Expense, Net	50,333	25,428
Income Before Income Taxes	$225,722	$197,157

(1)      Other International includes EOG's United Kingdom and China operations.

Total assets by reportable segment are presented below at March 31, 2011 and December 31, 2010 (in thousands):

	At	At
	March 31,	December 31,
	2011	2010
Total Assets
United States	$19,589,528	$17,762,533
Canada	2,689,299	2,598,412
Trinidad	1,048,611	954,391
Other International (1)	218,084	308,897
Total	$23,545,522	$21,624,233

(1)      Other International includes EOG's United Kingdom and China operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Carrying Amount at Beginning of Period	$498,288	$456,484
Liabilities Incurred	5,959	5,376
Liabilities Settled	(14,078)	(2,542)
Accretion	6,166	5,322
Revisions	748	177
Foreign Currency Translations	2,158	3,133
Carrying Amount at End of Period	$499,241	$467,950

Current Portion	$33,315	$30,938
Noncurrent Portion	$465,926	$437,012

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

8.	Suspended Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2011 are presented below (in thousands):

Three Months Ended
March 31, 2011

Balance at December 31, 2010	$99,801
Additions Pending the Determination of Proved Reserves	14,694
Reclassifications to Proved Properties	(19,966)
Charged to Dry Hole Costs	(19,509)
Foreign Currency Translations	1,151
Balance at March 31, 2011	$76,171

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides an aging of capitalized exploratory well costs at March 31, 2011 (in thousands, except well count):

	At
	March 31,
	2011

Capitalized exploratory well costs that have been capitalized for a period less than one year	$19,096
Capitalized exploratory well costs that have been capitalized for a period greater than one year	57,075	(1)
Total	$76,171
Number of exploratory wells that have been capitalized for a period greater than one year	4

(1)
Consists of costs related to an outside operated, offshore Central North Sea project in the United Kingdom (U.K.) ($22 million), an East Irish Sea project in the U.K. ($9 million), a project in the Sichuan Basin, Sichuan Province, China ($20 million), and a shale project in British Columbia, Canada (B.C.) ($6 million).  In the Central North Sea project, the operator and partners are currently negotiating processing and transportation terms with export infrastructure owners.  The operator expects to submit a revised field development plan to the U.K. Department of Energy and Climate Change (DECC) during the third quarter of 2011 and anticipates receiving approval of this plan during the first quarter of 2012.  In the East Irish Sea project, EOG submitted its field development plan to the DECC during the first quarter of 2011 with regulatory approval expected by the end of 2011.  The evaluation of the Sichuan Basin project is expected to be completed during the first half of 2011.  In the B.C. shale project, EOG drilled two additional wells in the first quarter of 2011 to further evaluate the project.  The related well completion activities are expected to commence in 2013.

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

EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States, Canada, Trinidad and the United Kingdom, in addition to defined benefit pension plans covering certain employees of its Canadian and Trinidadian subsidiaries.  For each of the three months ended March 31, 2011 and 2010, EOG's total costs recognized for these pension plans were $7.7 million and $6.4 million, respectively.  EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.      Long-Term Debt and Common Stock

Long-Term Debt.  EOG utilizes commercial paper and short-term borrowings from uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes.  EOG had no outstanding borrowings from commercial paper issuances or uncommitted credit facilities at March 31, 2011.  The average borrowings outstanding under the commercial paper program was $6 million during the three months ended March 31, 2011.  The weighted average interest rate for commercial paper borrowings for the three months ended March 31, 2011 was 0.32%.

EOG currently has two $1.0 billion unsecured Revolving Credit Agreements with domestic and foreign lenders.  At March 31, 2011, there were no borrowings or letters of credit outstanding under either of these agreements.  The first $1.0 billion unsecured Revolving Credit Agreement (2005 Agreement) matures on June 28, 2012.  Advances under the 2005 Agreement accrue interest based, at EOG's option, on either the London Interbank Offering Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the 2005 Agreement).  At March 31, 2011, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the 2005 Agreement, would have been 0.43% and 3.25%, respectively.

The second $1.0 billion unsecured Revolving Credit Agreement (2010 Agreement) matures on September 10, 2013 (subject to EOG's option to extend, on up to two occasions, the term for successive one-year periods).  Advances under the 2010 Agreement accrue interest based, at EOG's option, on either the Eurodollar rate or the base rate (as defined in the 2010 Agreement) plus an applicable margin.  At March 31, 2011, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the 2010 Agreement, would have been 1.82% and 3.83%, respectively.

Fair Value of Debt. At both March 31, 2011 and December 31, 2010, EOG had outstanding $5,260 million aggregate principal amount of debt, which had estimated fair values of approximately $5,520 million and $5,602 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, upon interest rates available to EOG at the end of each respective period.

Common Stock.  On March 7, 2011, EOG completed the sale of 13,570,000 shares of EOG common stock, par value $0.01 per share (Common Stock), at the public offering price of $105.50 per share.  Net proceeds from the sale of the Common Stock were approximately $1.39 billion after deducting the underwriting discount and offering expenses.  Proceeds from the sale will be used for general corporate purposes, including funding future capital expenditures.

On February 17, 2011, the EOG Board of Directors increased the quarterly cash dividend on the Common Stock from the previous $0.155 per share to $0.16 per share effective with the dividend paid on April 29, 2011 to stockholders of record as of April 15, 2011.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Fair Value Measurements

As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets.  The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in millions):

	Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2011
Financial Assets:
Natural Gas Price Swaps	$-	$50	$-	$50
Natural Gas Swaptions	-	3	-	3
Interest Rate Swaps	-	2	-	2

Financial Liabilities:
Crude Oil Price Swaps	$-	$98	$-	$98
Foreign Currency Rate Swap	-	59	-	59

At December 31, 2010
Financial Assets:
Natural Gas Price Swaps	$-	$62	$-	$62
Natural Gas Swaptions	-	6	-	6
Interest Rate Swaps	-	2	-	2

Financial Liabilities:
Crude Oil Price Swaps and Natural Gas Basis Swaps	$-	$29	$-	$29
Foreign Currency Rate Swap	-	55	-	55

The estimated fair value of crude oil financial price swap contracts, natural gas financial price swap and basis swap contracts, natural gas swaption contracts and interest rate swap contracts was based upon forward commodity price and interest rate curves based on quoted market prices.  The estimated fair value of the foreign currency rate swap was based upon forward currency rates.

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

Based on an accepted offer from a third-party buyer, proved oil and gas properties and other property, plant and equipment with a carrying amount of $115 million were written down to their fair value of $67 million, resulting in a pretax impairment charge of $47 million for the three months ended March 31, 2011.

13.	Risk Management Activities

Commodity Price Risk.  As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, collar and basis swap contracts, as a means to manage this price risk.  In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions.  The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.  EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $67 million and net gains on the mark-to-market of financial commodity derivative contracts of $8 million for the three months ended March 31, 2011 and 2010, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Financial Price Swap Contracts.  Presented below is a comprehensive summary of EOG's crude oil and natural gas financial price swap contracts at March 31, 2011, with notional volumes expressed in barrels per day (Bbld) and in million British thermal units per day (MMBtud) and prices expressed in dollars per barrel ($/Bbl) and in dollars per million British thermal units ($/MMBtu), as applicable.

Financial Price Swap Contracts
	Crude Oil		Natural Gas
	Volume (Bbld)	Weighted Average Price ($/Bbl)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2011 (1)
January 2011 (closed)	17,000	$90.44	275,000	$5.19
February 2011 (closed)	18,000	90.69	425,000	5.09
March 2011 (closed)	20,000	91.82	425,000	5.09
April 2011 (2)	24,000	93.61	475,000	5.03
May 1, 2011 through December 31, 2011	24,000	93.61	550,000	4.96

2012 (3)
January 1, 2012 through December 31, 2012	2,000	$100.50	325,000	$5.54

(1)
EOG has entered into natural gas financial price swap contracts which give counterparties the option of entering into price swap contracts at future dates.  Such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas financial price swap contracts will increase by 400,000 MMBtud at an average price of $4.78 per million British thermal units (MMBtu) for the period from May 1, 2011 through December 31, 2011.

(2)	The crude oil contracts for April 2011 close on April 30, 2011. The natural gas contracts for April 2011 are closed.
(3)
EOG has entered into natural gas financial price swap contracts which give counterparties the option of entering into price swap contracts at future dates.  Such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas financial price swap contracts will increase by 225,000 MMBtud at an average price of $5.58 per MMBtu for each month of 2012.

Subsequent to March 31, 2011, EOG entered into additional crude oil and natural gas financial price swap contracts for the years 2011 and 2012.  For information on such contracts, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions.

Foreign Currency Exchange Rate Risk.  As more fully described in Note 2 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, EOG is party to a foreign currency swap transaction with multiple banks to eliminate any exchange rate impacts that may result from the $150 million principal amount of notes issued by one of EOG's Canadian subsidiaries.  EOG accounts for the foreign currency swap transaction using the hedge accounting method.  Changes in the fair value of the foreign currency swap do not impact Net Income.  The after-tax net impact from the foreign currency swap transaction was an increase in Other Comprehensive Income (OCI) of $0.5 million and $3.3 million for the three months ended March 31, 2011 and 2010, respectively.

Interest Rate Derivatives.  As more fully discussed in Note 2 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, EOG is a party to an interest rate swap transaction to mitigate its exposure to volatility in interest rates related to EOG's $350 million principal amount of Floating Rate Senior Notes due 2014 issued on November 23, 2010.  The interest rate swap has a notional amount of $350 million and a fair value at March 31, 2011 of $2 million.  EOG accounts for the interest rate swap transaction using the hedge accounting method.  The after-tax impact from the interest rate swap transaction was an increase in OCI of $1 million for the three months ended March 31, 2011.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the amounts, on a gross basis, and classification of EOG's outstanding financial derivative instruments at March 31, 2011 and December 31, 2010.  Certain amounts may be presented on a net basis in the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
		March 31,	December 31,
Description	Location on Balance Sheet	2011	2010

Asset Derivatives
Natural gas price swaps -
Current portion	Assets from Price Risk Management Activities	$46	$51

Noncurrent portion	Other Assets	$17	$18

Liability Derivatives
Crude oil price swaps and natural gas price and basis swaps -
Current Portion	Liabilities from Price Risk Management Activities	$105	$30

Noncurrent Portion	Other Liabilities	$3	$-

Foreign currency and interest rate swap - Noncurrent portion	Other Liabilities	$57	$53

Credit Risk.  Notional contract amounts are used to express the magnitude of commodity price, foreign currency and interest rate swap agreements.  The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 12).  EOG evaluates its exposure to significant counterparties on an ongoing basis, including exposure arising from physical and financial transactions.  In some instances, EOG requires collateral, parent guarantees or letters of credit to minimize credit risk.

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDA) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit rating to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately.  See Note 12 for the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2011 and December 31, 2010.  EOG had no collateral posted at either March 31, 2011 or December 31, 2010.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

14.  Acquisitions and Divestitures

First quarter 2011 transactions related to the planned liquefied natural gas (LNG) export terminal to be located at Bish Cove, near the Port of Kitimat, north of Vancouver, British Columbia (Kitimat LNG Terminal) and the proposed Pacific Trail Pipelines (PTP) originating at Summit Lake, British Columbia intending to link Western Canada's natural gas producing regions to the Kitimat LNG Terminal were as follows:

•
In March 2011, EOG's wholly-owned Canadian subsidiary, EOG Resources Canada Inc. (EOGRC), purchased an additional 24.5% interest in PTP for $25.2 million.  A portion of the purchase price ($15.3 million) was paid at closing with the remaining amount to be paid contingent on the decision to proceed with the construction of the Kitimat LNG Terminal.  Subsequent to closing, EOGRC's ownership interest was 49%.  An affiliate of Apache Corporation (Apache) purchased the remaining 25.5% interest in PTP, increasing its ownership interest to 51% of the proposed project.

•
In March 2011, EOGRC and Apache, through a series of transactions, sold a portion of their interests in the Kitimat LNG Terminal and PTP to an affiliate of Encana Corporation (Encana).  Subsequent to these transactions, ownership interests in both the Kitimat LNG Terminal and PTP are:  Apache (operator) 40%, EOGRC 30% and Encana 30%.  All future costs of the project will be paid by each party in proportion to its respective ownership percentage.

During the first quarter of 2011, EOG received proceeds of approximately $260 million from the sale of producing properties and acreage, primarily in the Rocky Mountain area and Texas, and the sale of a portion of its interest in the Kitimat LNG Terminal and PTP.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States, Canada, Trinidad, the United Kingdom and China.  EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries.  This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term production growth while maintaining a strong balance sheet.  EOG implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations is also an important goal in the implementation of EOG’s strategy.

United States and Canada.  EOG's efforts to identify plays with large reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada.  EOG continues to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's crude oil and natural gas production.  EOG has placed an emphasis on applying its horizontal drilling expertise gained from its natural gas resources plays to unconventional crude oil reservoirs.  In 2011, EOG expects to focus its efforts on developing its existing North American crude oil and condensate and natural gas liquids acreage and capturing additional North American horizontal crude oil plays.  For the first quarter of 2011, crude oil and condensate and natural gas liquids production accounted for approximately 32% of total company production as compared to 25% for the comparable period in 2010.  First quarter 2011 North American liquids production accounted for approximately 37% of total North American production as compared to 29% in 2010.  This liquids growth reflects production from the Eagle Ford Shale Play near San Antonio, Texas, and increasing amounts of crude oil and condensate and natural gas liquids production in the North Dakota Bakken and Fort Worth Basin Barnett Shale areas.  Based on current trends, EOG expects its 2011 crude oil and condensate and natural gas liquids production to continue to increase both in total and as a percentage of total company production as compared to 2010.  In addition, EOG continues to evaluate certain potential liquids-rich exploration and development prospects.   EOG's major producing areas are in Louisiana, New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.

First quarter 2011 transactions related to the planned liquefied natural gas (LNG) export terminal to be located at Bish Cove, near the Port of Kitimat, north of Vancouver, British Columbia (Kitimat LNG Terminal) and the proposed Pacific Trail Pipelines (PTP) originating at Summit Lake, British Columbia intending to link Western Canada's natural gas producing regions to the Kitimat LNG Terminal were as follows:

•
In March 2011, EOG's wholly-owned Canadian subsidiary, EOG Resources Canada Inc. (EOGRC), purchased an additional 24.5% interest in PTP for $25.2 million.  A portion of the purchase price ($15.3 million) was paid at closing with the remaining amount to be paid contingent on the decision to proceed with the construction of the Kitimat LNG Terminal.  Subsequent to closing, EOGRC's ownership interest was 49%.  An affiliate of Apache Corporation (Apache) purchased the remaining 25.5% interest in PTP, increasing its ownership interest to 51% of the proposed project.

•	EOGRC and Apache awarded the front-end engineering and design (FEED) contract to a global engineering company.

•
In March 2011, EOGRC and Apache, through a series of transactions, sold a portion of their interests in the Kitimat LNG Terminal and PTP to an affiliate of Encana Corporation (Encana).  Subsequent to these transactions, ownership interests in both the Kitimat LNG Terminal and PTP are:  Apache (operator) 40%, EOGRC 30% and Encana 30%.  All future costs of the project will be paid by each party in proportion to its respective ownership percentage.

International.   In Trinidad, EOG continued to deliver natural gas under existing supply contracts.  Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block and Modified U(b) Block, as well as the Pelican Field, have been developed and are producing crude oil and condensate and natural gas.  EOG expects to drill and complete several development wells in the Toucan Field on Block 4(a) with first production expected in 2012.  In the United Kingdom, EOG continues to make progress in field development plans for its East Irish Sea Conwy/Corfe crude oil discovery and its Central North Sea Columbus natural gas discovery.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries with large shale plays where crude oil and natural gas reserves have been identified.

Capital Structure.  One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 31% at March 31, 2011 and 34% at December 31, 2010.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On March 7, 2011, EOG completed the sale of 13,570,000 shares of EOG common stock, par value $0.01 per share (Common Stock), at the public offering price of $105.50 per share.  Net proceeds from the sale of the Common Stock were approximately $1.39 billion after deducting the underwriting discount and offering expenses.  Proceeds from the sale will be used for general corporate purposes, including funding future capital expenditures.  During the first quarter of 2011, EOG funded $1.7 billion in exploration and development and other property, plant and equipment expenditures and paid $39 million in dividends to common stockholders, primarily by utilizing cash on hand, cash provided from its operating activities, proceeds from the Common Stock sold and proceeds from asset sales.

The total anticipated 2011 capital expenditures are estimated to range from $6.4 billion to $6.6 billion, excluding acquisitions.  The majority of 2011 expenditures will be focused on United States and Canada crude oil drilling activity and, to a lesser extent, natural gas drilling activity in the Haynesville, Marcellus and British Columbia Horn River Basin plays to hold acreage.  EOG expects capital expenditures to be greater than cash flow from operating activities for 2011.  Along with the sale of Common Stock discussed above, EOG's business plan includes selling certain non-core natural gas assets in 2011 to cover the anticipated shortfall.  In the first quarter of 2011, proceeds of approximately $260 million were received from the sale of producing properties and acreage, primarily in the Rocky Mountain area and Texas, and the sale of a portion of EOG's interest in the Kitimat LNG Terminal and PTP.  Subsequent to March 31, 2011, EOG received additional proceeds of $387 million in connection with the sale of natural gas assets, primarily in Texas.  EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its revolving credit facilities and equity and debt offerings.  When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.  Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Net Operating Revenues.  During the first quarter of 2011, net operating revenues increased $526 million, or 38%, to $1,897 million from $1,371 million for the same period of 2010.  Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, natural gas liquids and natural gas, for the first quarter of 2011 increased $304 million, or 26%, to $1,490 million from $1,186 million for the same period of 2010.  During the first quarter of 2011, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $67 million compared to net gains of $8 million for the same period of 2010.  Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, natural gas liquids and natural gas as well as fees associated with gathering third-party natural gas, for the first quarter of 2011 increased $224 million, or 130%, to $396 million from $172 million for the same period of 2010.  Gains on property dispositions, net, of $72 million for the first quarter of 2011 primarily consist of gains on property dispositions in the Rocky Mountain area and Texas.

Wellhead volume and price statistics for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010

Crude Oil and Condensate Volumes (MBbld) (1)
United States	81.4	54.1
Canada	8.5	5.8
Trinidad	4.4	3.8
Other International (2)	0.1	0.1
Total	94.4	63.8

Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$88.00	$73.29
Canada	84.24	73.27
Trinidad	86.84	66.45
Other International (2)	85.57	71.37
Composite	87.61	72.87

Natural Gas Liquids Volumes (MBbld) (1)
United States	34.5	23.7
Canada	0.9	0.9
Total	35.4	24.6

Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$46.63	$46.64
Canada	47.11	45.78
Composite	46.65	46.61

Natural Gas Volumes (MMcfd) (1)
United States	1,134	1,043
Canada	143	211
Trinidad	385	351
Other International (2)	14	16
Total	1,676	1,621

Average Natural Gas Prices ($/Mcf) (3)
United States	$4.10	$5.24
Canada	3.67	5.22
Trinidad	3.20	2.51
Other International (2)	5.63	4.28
Composite	3.87	4.64

Crude Oil Equivalent Volumes (MBoed) (4)
United States	304.9	251.6
Canada	33.2	41.8
Trinidad	68.6	62.3
Other International (2)	2.4	2.8
Total	409.1	358.5

Total MMBoe (4)	36.8	32.3

(1)	Thousand barrels per day or million cubic feet per day, as applicable.
(2)	Other International includes EOG's United Kingdom and China operations.
(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments.
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

Wellhead crude oil and condensate revenues for the first quarter of 2011 increased $351 million, or 86%, to $757 million from $406 million for the same period of 2010, due to an increase of 31 MBbld, or 48%, in wellhead crude oil and condensate deliveries ($224 million) and a higher composite average wellhead crude oil and condensate price ($127 million).  The increase in deliveries primarily reflects increased production in Texas (19 MBbld), Colorado (4 MBbld) and North Dakota (3 MBbld).  Production increases in Texas were the result of increased production from the Fort Worth Basin Barnett Combo and Eagle Ford plays.  Production increases in North Dakota resulted from increased deliveries from the Bakken and Three Forks plays.  EOG's composite average wellhead crude oil and condensate price for first quarter of 2011 increased 20% to $87.61 per barrel compared to $72.87 per barrel for the same period of 2010.

Natural gas liquids revenues for the first quarter of 2011 increased $46 million, or 44%, to $149 million from $103 million for the same period of 2010, due to an increase of 11 MBbld, or 44%, in natural gas liquids deliveries.  The increase in deliveries primarily reflects increased volumes in the Fort Worth Basin Barnett Shale area.  EOG’s composite average natural gas liquids price for the first quarter of 2011 was $46.65 per barrel compared to $46.61 per barrel for the same period of 2010.

Wellhead natural gas revenues for the first quarter of 2011 decreased $93 million, or 14%, to $584 million from $677 million for the same period of 2010.  The decrease was due to a lower composite average wellhead natural gas price ($116 million), partially offset by an increase in natural gas deliveries ($23 million).  EOG's composite average wellhead natural gas price for the first quarter of 2011 decreased 17% to $3.87 per Mcf compared to $4.64 per Mcf for the same period of 2010.

Natural gas deliveries for the first quarter of 2011 increased 55 MMcfd, or 3%, to 1,676 MMcfd from 1,621 MMcfd for the same period of 2010.  The increase was primarily due to higher production in the United States (91 MMcfd) and Trinidad (34 MMcfd), partially offset by decreased production in Canada (68 MMcfd).  The increase in the United States was primarily attributable to increased production in Texas (125 MMcfd) and Pennsylvania (15 MMcfd), partially offset by decreased production in the Rocky Mountain area (26 MMcfd), Mississippi (10 MMcfd), offshore Gulf of Mexico (5 MMcfd), Oklahoma (3 MMcfd), New Mexico (3 MMcfd) and Kansas (3 MMcfd).  The increase in Trinidad was primarily attributable to an increase in contractual deliveries.  The decreased production in Canada primarily reflects sales of certain shallow natural gas properties in the fourth quarter of 2010, partially offset by increased production from the Horn River Basin area.

During the first quarter of 2011, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $67 million compared to net gains of $8 million for the same period of 2010.  During the first quarter of 2011, the net cash inflow related to settled crude oil and natural gas financial price swap contracts and natural gas basis swap contracts was $25 million compared to the net cash inflow related to settled natural gas financial collar, price swap and basis swap contracts of $23 million for the same period of 2010.

Gathering, processing and marketing revenues represent sales of third-party crude oil and condensate, natural gas liquids and natural gas as well as fees associated with gathering third-party natural gas.  For the three months ended March 31, 2011 and 2010, gathering, processing and marketing revenues were primarily related to sales of third-party crude oil and natural gas.  The purchase and sale of third-party crude oil and natural gas are utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.  Marketing costs represent the costs of purchasing third-party crude oil and natural gas and the associated transportation costs.

During the first quarter of 2011, gathering, processing and marketing revenues and marketing costs increased primarily as a result of increased crude oil marketing activities.  Gathering, processing and marketing revenues less marketing costs for the first quarter of 2011 totaled $10 million compared to $3 million for the same period of 2010, primarily as a result of higher natural gas marketing margins.

Operating and Other Expenses.  For the first quarter of 2011, operating expenses of $1,625 million were $474 million higher than the $1,151 million incurred during the first quarter of 2010.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Lease and Well	$5.82	$5.17
Transportation Costs	2.64	2.76
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties (1)	14.57	13.12
Other Property, Plant and Equipment	0.83	0.85
General and Administrative (G&A)	1.89	1.88
Interest Expense, Net	1.36	0.79
Total (2)	$27.11	$24.57

(1)
The 2011 and 2010 amounts exclude the change in the estimated fair value of a contingent consideration liability relating to the acquisition of certain unproved acreage of $1 million, or $0.02 per Boe, and $17 million, or $0.52 per Boe, respectively.

(2)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A, and interest expense, net for the three months ended March 31, 2011 compared to the same period of 2010 are set forth below.

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

Lease and well expenses of $215 million for the first quarter of 2011 increased $49 million from $166 million for the same prior year period primarily due to higher operating and maintenance expenses in the United States ($41 million), increased lease and well administrative expenses in the United States ($8 million), increased workover expenditures in the United States ($3 million) and unfavorable changes in the Canadian exchange rate ($2 million), partially offset by lower operating and maintenance expenses in Canada ($7 million).

Transportation costs represent costs associated with the delivery of hydrocarbon products from the lease to a downstream point of sale.  Transportation costs include the cost of compression (the cost of compressing natural gas to meet pipeline pressure requirements), dehydration (the cost associated with removing water from natural gas to meet pipeline requirements), gathering fees, fuel costs, transportation fees and costs associated with crude-by-rail operations.

Transportation costs of $98 million for the first quarter of 2011 increased $9 million from $89 million for the same prior year period primarily due to increased transportation costs in the Upper Gulf Coast area ($7 million) and the Fort Worth Basin Barnett Shale area ($3 million) as a result of increased costs associated with marketing arrangements to transport production to downstream markets.

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

DD&A expenses for the first quarter of 2011 increased $136 million to $568 million from $432 million for the same prior year period.  DD&A expenses associated with oil and gas properties for the first quarter of 2011 were $133 million higher than the same prior year period primarily due to higher unit rates described below and as a result of increased production in the United States ($67 million) and Trinidad ($2 million) and unfavorable changes in the Canadian exchange rate ($4 million), partially offset by a decrease in production in Canada ($17 million).  DD&A rates increased due primarily to a proportional increase in production from higher-cost properties in the United States ($58 million).

DD&A expenses associated with other property, plant and equipment were $3 million higher than the same prior year period primarily due to gathering and processing assets placed in service in the Rocky Mountain area.

G&A expenses of $70 million for the first quarter of 2011 increased $10 million from the same prior year period primarily due to higher employee-related costs.

Interest expense, net of $50 million for the first quarter of 2011 increased $25 million as compared to the same prior year period primarily due to a higher average debt balance ($22 million) and lower capitalized interest ($3 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG’s gathering and processing assets.

Gathering and processing costs increased $3 million to $19 million for the first quarter of 2011 compared to $16 million for the same prior year period.  The increase reflects increased activities in the Fort Worth Basin Barnett Shale area ($3 million) and Canada ($2 million), partially offset by decreased activities in the Rocky Mountain area ($1 million).

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

Impairments of $89 million for the first quarter of 2011 were $20 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties in the United States ($38 million), partially offset by decreased amortization of unproved property costs in the United States ($17 million).  EOG recorded impairments of proved properties of $48 million and $11 million for the first quarter of 2011 and 2010, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2011 increased $31 million to $106 million (7.1% of wellhead revenues) compared to $75 million (6.4% of wellhead revenues) for the same prior year period.  The increase in taxes other than income was primarily due to increased severance/production taxes as a result of increased wellhead revenues in the United States ($20 million) and Trinidad ($3 million), increased severance/production taxes as a result of increased crude oil production in Canada ($3 million) and a decrease in credits available to EOG in 2011 for Texas high-cost gas severance tax rate reductions as a result of fewer wells qualifying for such credit ($3 million).

Income tax provision of $92 million for the first quarter of 2011 increased $13 million compared to the same prior year period primarily due to higher pretax income.  The net effective tax rate for the first quarter of 2011 increased to 41% from 40% for the first quarter of 2010.

Capital Resources and Liquidity

Cash Flow.  The primary sources of cash for EOG during the three months ended March 31, 2011 were funds generated from operations, net proceeds from the sale of Common Stock previously discussed, proceeds from asset sales and proceeds from stock options exercised. The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; and dividend payments to stockholders.  During the first three months of 2011, EOG's cash balance increased $879 million to $1,668 million from $789 million at December 31, 2010.

Net cash provided by operating activities of $957 million for the first three months of 2011 increased $337 million compared to the same period of 2010 primarily reflecting an increase in wellhead revenues ($304 million), favorable changes in working capital and other assets and liabilities ($60 million) and a decrease in cash paid for income taxes ($39 million), partially offset by an increase in cash operating expenses ($93 million) and an increase in net cash paid for interest expense ($15 million).

Net cash used in investing activities of $1,428 million for the first three months of 2011 increased by $388 million compared to the same period of 2010 due primarily to an increase in additions to oil and gas properties ($464 million); an increase in additions to other property, plant and equipment ($98 million); and unfavorable changes in working capital associated with investing activities ($75 million); partially offset by an increase in proceeds from sales of assets ($256 million).

Net cash provided by financing activities of $1,350 million for the first three months of 2011 included net proceeds from the sale of Common Stock ($1,388 million) and proceeds from stock options exercised ($17 million).  Cash used in financing activities for the first three months of 2011 included cash dividend payments ($39 million) and the purchase of treasury stock in connection with stock compensation plans ($15 million).  Net cash used in financing activities of $36 million for the first three months of 2010 included cash dividend payments ($36 million) and the purchase of treasury stock in connection with stock compensation plans ($5 million).  Cash provided by financing activities for the first three months of 2010 included proceeds from stock options exercised ($5 million).

Total Expenditures.  For 2011, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $6.4 billion to $6.6 billion, excluding acquisitions.  The table below sets out components of total expenditures for the three-month periods ended March 31, 2011 and 2010 (in millions):

	Three Months Ended
	March 31,
	2011	2010

Expenditure Category
Capital
Drilling and Facilities	$1,408	$868
Leasehold Acquisitions	78	141
Property Acquisitions	1	17
Capitalized Interest	16	18
Subtotal	1,503	1,044
Exploration Costs	51	51
Dry Hole Costs	23	23
Exploration and Development Expenditures	1,577	1,118
Asset Retirement Costs	8	6
Total Exploration and Development Expenditures	1,585	1,124
Other Property, Plant and Equipment	160	61
Total Expenditures	$1,745	$1,185

Exploration and development expenditures of $1,577 million for the first three months of 2011 were $459 million higher than the same period of 2010 due primarily to increased drilling and facilities expenditures in the United States ($524 million), partially offset by decreased leasehold acquisition expenditures in the United States ($54 million) and decreased property acquisitions in the United States ($16 million).  The exploration and development expenditures for the first three months of 2011 of $1,577 million include $1,406 million in development, $154 million in exploration, $16 million in capitalized interest and $1 million in property acquisitions.  The exploration and development expenditures for the first three months of 2010 of $1,118 million include $797 million in development, $286 million in exploration, $18 million in capitalized interest and $17 million in property acquisitions.

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

Commodity Derivative Transactions.  As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, collar and basis swap contracts, as a means to manage this price risk.  EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as (Losses) Gains on Mark-to-Market Commodity Derivative Contracts in the Consolidated Statements of Income.  The related cash flow impact is reflected as Cash Flows from Operating Activities.  In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions.  The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Financial Price Swap Contracts.  The total fair value of EOG's crude oil and natural gas financial price swap contracts was reflected on the Consolidated Balance Sheets at March 31, 2011 as a liability of $98 million and an asset of $53 million, respectively.  Presented below is a comprehensive summary of EOG's crude oil and natural gas financial price swap contracts at May 5, 2011, with notional volumes expressed in barrels per day (Bbld) and in million British thermal units per day (MMBtud) and prices expressed in dollars per barrel ($/Bbl) and in dollars per million British thermal units ($/MMBtu), as applicable.

Financial Price Swap Contracts
	Crude Oil		Natural Gas
	Volume (Bbld)	Weighted Average Price ($/Bbl)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2011 (1)
January 2011 (closed)	17,000	$90.44	275,000	$5.19
February 2011 (closed)	18,000	90.69	425,000	5.09
March 2011 (closed)	20,000	91.82	425,000	5.09
April 2011 (closed)	24,000	93.61	475,000	5.03
May 2011(2)	24,000	93.61	650,000	4.90
June 1, 2011 through December 31, 2011	30,000	97.02	650,000	4.90

2012 (3)
January 1, 2012 through December 31, 2012	9,000	$107.12	525,000	$5.44

(1)
EOG has entered into natural gas financial price swap contracts which give counterparties the option of entering into price swap contracts at future dates.  Such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas financial price swap contracts will increase by 500,000 MMBtud at an average price of $4.73 per million British thermal units (MMBtu) for the period from June 1, 2011 through December 31, 2011.

(2)	The crude oil contracts for May 2011 will close on May 31, 2011. The natural gas contracts for May 2011 are closed.
(3)
EOG has entered into natural gas financial price swap contracts which give counterparties the option of entering into price swap contracts at future dates.  Such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas financial price swap contracts will increase by 425,000 MMBtud at an average price of $5.44 per MMBtu for each month of 2012.

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

•	political developments around the world, including in the areas in which EOG operates;
•	the timing and impact of liquefied natural gas imports;
•	the use of competing energy sources and the development of alternative energy sources;
•	the extent to which EOG incurs uninsured losses and liabilities;
•	acts of war and terrorism and responses to these acts; and
•	the other factors described under Item 1A, "Risk Factors", on pages 14 through 20 of EOG's Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," on pages 41 through 45 of EOG's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011 (EOG's 2010 Annual Report); and (ii) Note 11, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-26 through F-29 of EOG's 2010 Annual Report.  There have been no material changes in this information.  For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 13 to Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG Resources, Inc.'s (EOG) share repurchase activity:

			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share	Programs	the Plans or Programs (2)

January 1, 2011 – January 31, 2011	8,898	$100.48	-	6,386,200
February 1, 2011 – February 28, 2011	11,546	109.28	-	6,386,200
March 1, 2011 – March 31, 2011	137,925	113.49	-	6,386,200
Total	158,369	112.45	-

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

(2)
In September 2001, the Board authorized the repurchase of up to 10,000,000 shares of EOG's common stock.  During the first quarter of 2011, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 6.    EXHIBITS

Exhibit No.                                 Description

* 10.1	-	Executive Employment Agreement between EOG and William R. Thomas, effective as of February 1, 2011.

* 10.2	-	Change of Control Agreement between EOG and William R. Thomas, effective as of January 12, 2011.

* 10.3	-	Form of Stock Option Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (effective for grants made beginning February 23, 2011).

* 10.4	-	Form of Stock-Settled Stock Appreciation Right Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (effective for grants made beginning February 23, 2011).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income - Three Months Ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets - March 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: May 5, 2011	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.                                 Description

* 10.1	-	Executive Employment Agreement between EOG and William R. Thomas, effective as of February 1, 2011.

* 10.2	-	Change of Control Agreement between EOG and William R. Thomas, effective as of January 12, 2011.

* 10.3	-	Form of Stock Option Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (effective for grants made beginning February 23, 2011).

* 10.4	-	Form of Stock-Settled Stock Appreciation Right Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (effective for grants made beginning February 23, 2011).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income - Three Months Ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets - March 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.