Form 10-Q
period 2011-09-30
EOG RESOURCES INC
filed 2011-11-01
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Title of each class	Number of shares
Common Stock, par value $0.01 per share	268,850,778 (as of October 26, 2011)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Operating Revenues
Crude Oil and Condensate	$953,154	$506,368	$2,649,034	$1,368,338
Natural Gas Liquids	206,572	107,482	539,104	314,750
Natural Gas	576,803	602,242	1,760,715	1,832,578
Gains on Mark-to-Market Commodity Derivative Contracts	357,664	60,998	480,539	105,816
Gathering, Processing and Marketing	578,022	233,971	1,461,303	601,790
Gains on Asset Dispositions, Net	207,468	64,809	442,981	72,441
Other, Net	6,061	6,205	19,424	15,023
Total	2,885,744	1,582,075	7,353,100	4,310,736

Operating Expenses
Lease and Well	248,926	180,921	680,710	507,647
Transportation Costs	108,678	103,262	308,276	286,318
Gathering and Processing Costs	18,532	18,472	55,444	47,353
Exploration Costs	48,469	47,307	140,616	148,635
Dry Hole Costs	22,604	2,700	47,231	45,095
Impairments	83,431	352,908	531,413	502,865
Marketing Costs	572,604	231,758	1,427,450	591,735
Depreciation, Depletion and Amortization	651,684	500,888	1,822,854	1,398,137
General and Administrative	82,260	81,310	219,703	206,470
Taxes Other Than Income	98,526	74,244	308,669	227,773
Total	1,935,714	1,593,770	5,542,366	3,962,028

Operating Income (Loss)	950,030	(11,695)	1,810,734	348,708
Other Income, Net	1,377	5,772	11,205	7,910
Income (Loss) Before Interest Expense and Income Taxes	951,407	(5,923)	1,821,939	356,618
Interest Expense, Net	52,186	32,890	153,772	88,215
Income (Loss) Before Income Taxes	899,221	(38,813)	1,668,167	268,403
Income Tax Provision	358,343	32,093	697,742	161,422
Net Income (Loss)	$540,878	$(70,906)	$970,425	$106,981

Net Income (Loss) Per Share
Basic	$2.03	$(0.28)	$3.71	$0.43
Diluted	$2.01	$(0.28)	$3.66	$0.42

Dividends Declared per Common Share	$0.160	$0.155	$0.480	$0.465

Average Number of Common Shares
Basic	266,053	251,015	261,664	250,719
Diluted	269,292	251,015	265,245	254,444

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$1,386,728	$788,853
Accounts Receivable, Net	1,249,649	1,113,279
Inventories	580,355	415,792
Assets from Price Risk Management Activities	364,991	48,153
Income Taxes Receivable	28,013	54,916
Deferred Income Taxes	-	9,260
Other	125,626	97,193
Total	3,735,362	2,527,446

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	32,196,279	29,263,809
Other Property, Plant and Equipment	1,993,824	1,733,073
Total Property, Plant and Equipment	34,190,103	30,996,882
Less: Accumulated Depreciation, Depletion and Amortization	(13,453,905)	(12,315,982)
Total Property, Plant and Equipment, Net	20,736,198	18,680,900
Other Assets	323,118	415,887
Total Assets	$24,794,678	$21,624,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,926,455	$1,664,944
Accrued Taxes Payable	157,297	82,168
Dividends Payable	43,015	38,962
Liabilities from Price Risk Management Activities	-	28,339
Deferred Income Taxes	139,646	41,703
Current Portion of Long-Term Debt	220,000	220,000
Other	179,910	143,983
Total	2,666,323	2,220,099

Long-Term Debt	5,007,746	5,003,341
Other Liabilities	768,518	667,455
Deferred Income Taxes	3,858,243	3,501,706
Commitments and Contingencies (Note 9)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 269,124,759 Shares Issued at September 30, 2011 and 254,223,521 Shares Issued at December 31, 2010	202,691	202,542
Additional Paid in Capital	2,230,600	729,992
Accumulated Other Comprehensive Income	372,448	440,071
Retained Earnings	9,711,207	8,870,179
Common Stock Held in Treasury, 281,595 Shares at September 30, 2011 and 146,186 Shares at December 31, 2010	(23,098)	(11,152)
Total Stockholders' Equity	12,493,848	10,231,632
Total Liabilities and Stockholders' Equity	$24,794,678	$21,624,233

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$970,425	$106,981
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,822,854	1,398,137
Impairments	531,413	502,865
Stock-Based Compensation Expenses	95,057	81,700
Deferred Income Taxes	499,279	53,067
Gains on Asset Dispositions, Net	(442,981)	(72,441)
Other, Net	2,270	(2,317)
Dry Hole Costs	47,231	45,095
Mark-to-Market Commodity Derivative Contracts
Total Gains	(480,539)	(105,816)
Realized Gains	83,765	25,180
Other, Net	21,052	13,354
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(128,965)	(124,813)
Inventories	(167,611)	(134,181)
Accounts Payable	245,385	527,418
Accrued Taxes Payable	101,239	(40,104)
Other Assets	(28,600)	(16,051)
Other Liabilities	37,022	44,348
Changes in Components of Working Capital Associated with Investing and Financing Activities	133,227	(216,695)
Net Cash Provided by Operating Activities	3,341,523	2,085,727

Investing Cash Flows
Additions to Oil and Gas Properties	(4,665,535)	(3,740,883)
Additions to Other Property, Plant and Equipment	(502,112)	(223,072)
Proceeds from Sales of Assets	1,294,627	126,371
Changes in Components of Working Capital Associated with Investing Activities	(133,512)	216,546
Other, Net	-	(4,206)
Net Cash Used in Investing Activities	(4,006,532)	(3,625,244)

Financing Cash Flows
Common Stock Sold	1,388,270	-
Net Commercial Paper Borrowings	-	33,700
Long-Term Debt Borrowings	-	991,395
Long-Term Debt Repayments	-	(37,000)
Dividends Paid	(124,133)	(114,277)
Treasury Stock Purchased	(21,357)	(10,298)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	26,887	24,527
Debt Issuance Costs	-	(6,469)
Other, Net	285	149
Net Cash Provided by Financing Activities	1,269,952	881,727

Effect of Exchange Rate Changes on Cash	(7,068)	(129)

Increase (Decrease) in Cash and Cash Equivalents	597,875	(657,919)
Cash and Cash Equivalents at Beginning of Period	788,853	685,751
Cash and Cash Equivalents at End of Period	$1,386,728	$27,832

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Standards and Developments.  In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, which amends the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification.  The amendments clarify the FASB's intent about the application of existing fair value measurement requirements and change certain principles or requirements for measuring fair value or disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual fiscal periods beginning after December 15, 2011.  EOG does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements, but it may result in additional disclosures regarding fair value measurements.

In June 2011, the FASB issued ASU 2011-05 "Comprehensive Income (Topic 220): Presentation of Comprehensive Income."  ASU 2011-05 is intended to increase the prominence of comprehensive income in the financial statements by requiring that an entity that reports items of comprehensive income do so in either one continuous or two consecutive financial statements.  ASU 2011-05 also requires separate presentation on the face of the financial statements for items reclassified from other comprehensive income into net income.  The provisions of ASU 2011-05 are effective for interim and annual fiscal periods beginning after December 15, 2011.  Retroactive application is required.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.      Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, EOG maintains various stock-based compensation plans.  Stock-based compensation expense is included in the Consolidated Statements of Income based upon the job function of the employee receiving the grants as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Lease and Well	$9.5	$8.0	$24.4	$20.3
Gathering and Processing Costs	0.2	0.1	0.6	0.4
Exploration Costs	7.8	7.3	19.4	18.1
General and Administrative	24.1	21.3	50.6	42.9
Total	$41.6	$36.7	$95.0	$81.7

The EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, as amended (2008 Plan), provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units and other stock-based awards.  At September 30, 2011, approximately 4.9 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan.  The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model.  The fair value of stock option and SAR grants is estimated using the Hull-White II binomial option pricing model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $13.5 million and $12.6 million during the three months ended September 30, 2011 and 2010, respectively, and $33.4 million and $30.4 million during the nine months ended September 30, 2011 and 2010, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2011 and 2010 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted Average Fair Value of Grants	$29.87	$32.10	$22.35	$25.42
Expected Volatility	40.92%	39.74%	29.68%	38.18%
Risk-Free Interest Rate	0.58%	0.87%	0.18%	0.18%
Dividend Yield	0.7%	0.7%	0.7%	0.7%
Expected Life	5.6 yrs	5.5 yrs	0.5 yrs	0.5 yrs

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2011 and 2010 (stock options and SARs in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant	Stock	Grant
	Options/SARs	Price	Options/SARs	Price

Outstanding at January 1	8,445	$64.49	8,335	$57.08
Granted	1,470	85.25	1,420	93.02
Exercised (1)	(1,150)	48.41	(924)	40.11
Forfeited	(133)	87.75	(80)	80.12
Outstanding at September 30 (2)	8,632	$69.80	8,751	$64.49

Vested or Expected to Vest (3)	8,387	$69.29	8,221	$64.01

Exercisable at September 30 (4)	5,382	$59.25	5,632	$51.79

(1)
The total intrinsic value of stock options/SARs exercised for the nine months ended September 30, 2011 and 2010 was $69 million and $58 million, respectively.  The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at September 30, 2011 and 2010 was $91 million and $252 million, respectively.  At September 30, 2011 and 2010, the weighted average remaining contractual life was 3.9 years and 4.1 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2011 and 2010 was $91 million and $241 million, respectively.  At September 30, 2011 and 2010, the weighted average remaining contractual life was 3.8 years and 4.1 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at September 30, 2011 and 2010 was $91 million and $233 million, respectively.  At September 30, 2011 and 2010, the weighted average remaining contractual life was 2.6 years and 3.0 years, respectively.

At September 30, 2011, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $100 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.0 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $28.1 million and $24.1 million for the three months ended September 30, 2011 and 2010, respectively, and $61.6 million and $51.3 million for the nine months ended September 30, 2011 and 2010, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the restricted stock and restricted stock units transactions for the nine-month periods ended September 30, 2011 and 2010 (shares and units in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	4,009	$79.13	3,636	$73.69
Granted	917	90.93	840	93.36
Released (1)	(410)	65.77	(308)	53.99
Forfeited	(202)	82.51	(57)	77.71
Outstanding at September 30 (2)	4,314	$82.75	4,111	$79.13

(1)
The total intrinsic value of restricted stock and restricted stock units released for the nine months ended September 30, 2011 and 2010 was $40 million and $30 million, respectively.  The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2011 and 2010 was $306 million and $382 million, respectively.

At September 30, 2011, unrecognized compensation expense related to restricted stock and restricted stock units totaled $153 million.  Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 2.7 years.

3.      Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month and nine-month periods ended September 30, 2011 and 2010 (in thousands, except per share data).  For the three-month period ending September 30, 2010, the same number of shares was used in the calculation of both basic and diluted earnings per share as a result of the net loss during the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$540,878	$(70,906)	$970,425	$106,981

Denominator for Basic Earnings Per Share -
Weighted Average Shares	266,053	251,015	261,664	250,719
Potential Dilutive Common Shares -
Stock Options/SARs	1,479	-	1,759	2,059
Restricted Stock and Restricted Stock Units	1,760	-	1,822	1,666
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	269,292	251,015	265,245	254,444

Net Income (Loss) Per Share
Basic	$2.03	$(0.28)	$3.71	$0.43
Diluted	$2.01	$(0.28)	$3.66	$0.42

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The diluted earnings per share calculation excludes stock options, SARs and restricted stock and restricted stock units that were anti-dilutive.  The excluded stock options and SARs totaled 0.6 million and 7.9 million shares for the three months ended September 30, 2011 and 2010, respectively, and 0.4 million and 0.3 million shares for the nine months ended September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2010, 4.1 million shares of restricted stock and restricted stock units were excluded.

4.      Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30,
	2011	2010

Interest (1)	$111,111	$71,177
Income Taxes, Net of Refunds Received	$148,937	$187,484

(1)	Net of capitalized interest of $44 million and $57 million for the nine months ended September 30, 2011 and 2010, respectively.

EOG’s accrued capital expenditures at September 30, 2011 and 2010 were $747 million and $679 million, respectively.

5.      Comprehensive Income (Loss)

The following table presents the components of EOG's comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Comprehensive Income (Loss)
Net Income (Loss)	$540,878	$(70,906)	$970,425	$106,981
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(119,338)	61,687	(63,823)	32,599
Foreign Currency Swap	646	(666)	462	4,724
Income Tax Related to Foreign Currency Swap	(166)	170	(114)	(1,273)
Interest Rate Swap	(2,503)	-	(6,612)	-
Income Tax Related to Interest Rate Swap	901	-	2,378	-
Other	28	25	86	77
Total	$420,446	$(9,690)	$902,802	$143,108

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.      Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Operating Revenues
United States	$2,640,739	$1,359,896	$6,549,392	$3,603,758
Canada	103,842	103,587	360,380	357,186
Trinidad	134,542	110,904	421,884	328,900
Other International (1)	6,621	7,688	21,444	20,892
Total	$2,885,744	$1,582,075	$7,353,100	$4,310,736

Operating Income (Loss)
United States	$923,810	$252,871	$1,938,349	$562,194
Canada	(36,596)	(330,985)	(356,012)	(386,205)
Trinidad	96,304	76,028	279,413	222,997
Other International (1)	(33,488)	(9,609)	(51,016)	(50,278)
Total	950,030	(11,695)	1,810,734	348,708

Reconciling Items
Other Income, Net	1,377	5,772	11,205	7,910
Interest Expense, Net	52,186	32,890	153,772	88,215
Income (Loss) Before Income Taxes	$899,221	$(38,813)	$1,668,167	$268,403

(1)      Other International includes EOG's United Kingdom and China operations and, in 2011, EOG's Argentina operations.

Total assets by reportable segment are presented below at September 30, 2011 and December 31, 2010 (in thousands):

	At	At
	September 30,	December 31,
	2011	2010
Total Assets
United States	$21,234,270	$17,762,533
Canada	2,186,128	2,598,412
Trinidad	1,079,335	954,391
Other International (1)	294,945	308,897
Total	$24,794,678	$21,624,233

(1)      Other International includes EOG's United Kingdom and China operations and, in 2011, EOG's Argentina operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.      Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30,
	2011	2010

Carrying Amount at Beginning of Period	$498,288	$456,484
Liabilities Incurred	45,754	27,439
Liabilities Settled (1)	(58,084)	(21,653)
Accretion	20,125	19,105
Revisions	61,668	53,824
Foreign Currency Translations	(3,688)	1,980
Carrying Amount at End of Period	$564,063	$537,179

Current Portion	$30,306	$28,767
Noncurrent Portion	$533,757	$508,412

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

8.      Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2011 are presented below (in thousands):

Nine Months Ended
September 30, 2011

Balance at December 31, 2010	$99,801
Additions Pending the Determination of Proved Reserves	49,617
Reclassifications to Proved Properties	(28,568)
Charged to Dry Hole Costs	(40,189)
Foreign Currency Translations	(72)
Balance at September 30, 2011	$80,589

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides an aging of capitalized exploratory well costs at September 30, 2011 (in thousands, except well count):

	At
	September 30,
	2011

Capitalized exploratory well costs that have been capitalized for a period less than one year	$36,557
Capitalized exploratory well costs that have been capitalized for a period greater than one year	44,032	(1)
Total	$80,589
Number of exploratory wells that have been capitalized for a period greater than one year	4

(1)
Consists of costs related to an outside operated, offshore Central North Sea project in the United Kingdom (U.K.) ($20 million), an East Irish Sea project in the U.K. ($9 million), a project in the Sichuan Basin, Sichuan Province, China ($9 million), and a shale project in British Columbia, Canada (B.C.) ($6 million).  In the Central North Sea project, the operator and partners are currently negotiating processing and transportation terms with export infrastructure owners.  The operator has submitted a field development plan to the U.K. Department of Energy and Climate Change (DECC) and anticipates receiving approval of this plan by the end of the first quarter of 2012.  In the East Irish Sea project, EOG submitted its field development plan to the DECC during the first quarter of 2011 with regulatory approval expected by the end of 2011.  In addition, EOG is in the process of designing and constructing the infrastructure for the project in anticipation of final regulatory approval.  The evaluation of the Sichuan Basin project is expected to be completed in early 2012.  In the B.C. shale project, EOG drilled four additional wells during the first half of 2011 to further evaluate the project.  The related well completion activities are expected to commence in 2013.

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

10.      Pension and Postretirement Benefits

EOG has a non-contributory defined contribution pension plan and a matched defined contribution savings plan in place for most of its employees in the United States, Canada, Trinidad and the United Kingdom, in addition to defined benefit pension plans covering certain employees of its Canadian and Trinidadian subsidiaries.  For the nine months ended September 30, 2011 and 2010, EOG's total costs recognized for these pension plans were $21 million and $19 million, respectively.  EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

11.      Long-Term Debt and Common Stock

Long-Term Debt.  EOG utilizes commercial paper and short-term borrowings from uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes.  EOG had no outstanding borrowings from commercial paper issuances or uncommitted credit facilities at September 30, 2011.  The average borrowings outstanding under the commercial paper program were $2 million during the nine months ended September 30, 2011.  The weighted average interest rate for commercial paper borrowings for the nine months ended September 30, 2011 was 0.32%.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At September 30, 2011, EOG had two $1.0 billion senior unsecured Revolving Credit Agreements with domestic and foreign lenders.  There were no borrowings or letters of credit outstanding under either of these agreements at September 30, 2011.  The first $1.0 billion unsecured Revolving Credit Agreement (2005 Agreement) was scheduled to mature on June 28, 2012.  Advances under the 2005 Agreement accrue interest based, at EOG's option, on either the London Interbank Offering Rate (LIBOR) plus an applicable margin (Eurodollar rate) or the base rate (as defined in the 2005 Agreement).  At September 30, 2011, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the 2005 Agreement, would have been 0.43% and 3.25%, respectively.

The second $1.0 billion senior unsecured Revolving Credit Agreement (2010 Agreement) was scheduled to mature on September 10, 2013.  Advances under the 2010 Agreement accrue interest based, at EOG's option, on either the Eurodollar rate or the base rate (as defined in the 2010 Agreement) plus an applicable margin.  At September 30, 2011, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the 2010 Agreement, would have been 1.81% and 3.83%, respectively.

On October 11, 2011, EOG entered into a $2.0 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders (Banks).  The New Facility replaces the 2005 Agreement and 2010 Agreement described above.  Unamortized fees related to the 2005 Agreement and 2010 Agreement will be written off in the fourth quarter of 2011.

The New Facility has a scheduled maturity date of October 11, 2016 and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods.  The New Facility commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions.  Advances under the New Facility will accrue interest based, at EOG's option, on either the LIBOR plus an applicable margin, or the base rate (as defined in the New Facility) plus an applicable margin.  Consistent with terms in the 2005 Agreement and the 2010 Agreement, the New Facility contains representations, warranties, covenants and events of default that are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a total debt-to-total capitalization ratio of no greater than 65%.

Fair Value of Debt.  At both September 30, 2011 and December 31, 2010, EOG had outstanding $5,260 million aggregate principal amount of debt, which had estimated fair values of approximately $5,816 million and $5,602 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, upon interest rates available to EOG at the end of each respective period.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.      Fair Value Measurements

As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets.  The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
			Significant Unobservable Inputs (Level 3)

				Total
At September 30, 2011
Financial Assets:
Crude Oil and Natural Gas Price Swaps	$-	$215	$-	$215
Natural Gas Swaptions	-	211	-	211

Financial Liabilities:
Foreign Currency Rate Swap	$-	$46	$-	$46
Interest Rate Swap	-	5	-	5

At December 31, 2010
Financial Assets:
Natural Gas Price Swaps	$-	$62	$-	$62
Natural Gas Swaptions	-	6	-	6
Interest Rate Swap	-	2	-	2

Financial Liabilities:
Crude Oil Price Swaps and Natural Gas Basis Swaps	$-	$29	$-	$29
Foreign Currency Rate Swap	-	55	-	55

The estimated fair value of crude oil financial price swap contracts, natural gas financial price swap and basis swap contracts, natural gas swaption contracts and interest rate swap contracts was based upon forward commodity price and interest rate curves based on quoted market prices.  The estimated fair value of the foreign currency rate swap contract was based upon forward currency rates.

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on estimates of future retirement costs associated with oil and gas properties and other property, plant and equipment.  Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs, reserve lives and useful lives of other property, plant and equipment.  A reconciliation of EOG's asset retirement obligations is presented in Note 7.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Proved oil and gas properties with a carrying amount of $571 million were written down to their fair value of $180 million, resulting in a pretax impairment charge of $391 million for the nine months ended September 30, 2011.  Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.  In connection with certain impairments of proved oil and gas properties and other property, plant and equipment, EOG utilized an accepted offer from a third-party buyer.

13.      Risk Management Activities

Commodity Price Risk.  As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, collar and basis swap contracts, as a means to manage this price risk.  In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions.  The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.  EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $358 million and $61 million for the three months ended September 30, 2011 and 2010, respectively, and $481 million and $106 million for the nine months ended September 30, 2011 and 2010, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Financial Price Swap Contracts.  Presented below is a comprehensive summary of EOG's crude oil and natural gas financial price swap contracts at September 30, 2011, with notional volumes expressed in barrels per day (Bbld) and in million British thermal units per day (MMBtud) and prices expressed in dollars per barrel ($/Bbl) and in dollars per million British thermal units ($/MMBtu), as applicable.

Financial Price Swap Contracts
	Crude Oil		Natural Gas
	Volume (Bbld)	Weighted Average Price ($/Bbl)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2011 (1)
January 2011 (closed)	17,000	$90.44	275,000	$5.19
February 2011 (closed)	18,000	90.69	425,000	5.09
March 2011 (closed)	20,000	91.82	425,000	5.09
April 2011 (closed)	24,000	93.61	475,000	5.03
May 2011 (closed)	24,000	93.61	650,000	4.90
June 1, 2011 through September 30, 2011 (closed)	30,000	97.02	650,000	4.90
October 1, 2011 through December 31, 2011 (2)	30,000	97.02	650,000	4.90

2012 (3)
January 1, 2012 through December 31, 2012	11,000	$106.37	525,000	$5.44

(1)
EOG has entered into natural gas financial price swap contracts which give counterparties the option of entering into price swap contracts at future dates.  Such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas financial price swap contracts will increase by 500,000 MMBtud at an average price of $4.73 per million British thermal units (MMBtu) for the period from November 1, 2011 through December 31, 2011.

(2)	The crude oil contracts for October 2011 closed on October 31, 2011. The natural gas contracts for October 2011 are closed.
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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Foreign Currency Exchange Rate Risk.  As more fully described in Note 2 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, EOG is party to a foreign currency swap with multiple banks to eliminate any exchange rate impacts that may result from the $150 million principal amount of notes issued by one of EOG's Canadian subsidiaries.  EOG accounts for the foreign currency swap using the hedge accounting method.  Changes in the fair value of the foreign currency swap do not impact Net Income (Loss).  The after-tax net impact from the foreign currency swap transaction was an increase in Other Comprehensive Income (OCI) of $0.5 million and a reduction in OCI of $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and increases in OCI of $0.3 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest Rate Derivatives.  As more fully discussed in Note 2 to the Consolidated Financial Statements included in EOG's 2010 Annual Report, EOG is a party to an interest rate swap to mitigate its exposure to volatility in interest rates related to EOG's $350 million principal amount of Floating Rate Senior Notes due 2014 issued on November 23, 2010.  EOG accounts for the interest rate swap transaction using the hedge accounting method.  The after-tax net impact from the interest rate swap transaction was a reduction in OCI of $1.6 million and $4.2 million for the three and nine months ended September 30, 2011, respectively.

The following table sets forth the amounts, on a gross basis, and classification of EOG's outstanding financial derivative financial instruments at September 30, 2011 and December 31, 2010.  Certain amounts may be presented on a net basis in the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
		September 30,	December 31,
Description	Location on Balance Sheet	2011	2010

Asset Derivatives
Crude oil and natural gas price swaps and natural gas swaptions -
Current Portion	Assets from Price Risk Management Activities	$365	$51

Noncurrent Portion	Other Assets	$61	$18

Liability Derivatives
Crude oil price swaps, natural gas price and basis swaps and natural gas swaptions -
Current Portion	Liabilities from Price Risk Management Activities	$-	$30

Noncurrent Portion	Other Liabilities	$-	$-

Foreign currency swap - Noncurrent Portion	Other Liabilities	$46	$55

Interest rate swap - Noncurrent Portion	Other Assets	$-	$2
	Other Liabilities	$5	$-

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

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

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDA) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit rating to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately.  See Note 12 for the aggregate fair value of all outstanding derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2011 and December 31, 2010.  EOG had no collateral posted at either September 30, 2011 or December 31, 2010.

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

During the first nine months of 2011, EOG received proceeds of approximately $1.3 billion from sales of producing properties and acreage and certain midstream assets, primarily in the Rocky Mountain area and Texas, and the sale of a portion of EOG’s interest in the Kitimat LNG Terminal and PTP.

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

United States and Canada.  EOG's efforts to identify plays with large reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada.  EOG continues to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's crude oil and natural gas production.  EOG has placed an emphasis on applying its horizontal drilling expertise gained from its natural gas resources plays to unconventional crude oil reservoirs.  In 2011, EOG has focused its efforts on developing its existing North American crude oil and condensate and natural gas liquids acreage.  In addition, EOG continues to evaluate certain potential liquids-rich exploration and development prospects.  For the first nine months of 2011, crude oil and condensate and natural gas liquids production accounted for approximately 35% of total company production as compared to 26% for the comparable period in 2010.  North American liquids production accounted for approximately 40% of total North American production during the first nine months of 2011 as compared to 30% for the comparable period in 2010.  This liquids growth reflects production from the Eagle Ford Shale Play near San Antonio, Texas, and increasing amounts of crude oil and condensate and natural gas liquids production in the Fort Worth Basin Barnett Shale area and in the Colorado Niobrara play.  Based on current trends, EOG expects its 2011 crude oil and condensate and natural gas liquids production to continue to increase both in total and as a percentage of total company production as compared to 2010.  EOG's major producing areas are in Louisiana, New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.  EOG delivers its crude oil to various markets in the United States, including sales points on the Gulf Coast.  Most recently, with increases in crude oil production from the Eagle Ford Sale Play, EOG has increased sales to the Gulf Coast and is receiving pricing based off of the Light Louisiana Sweet price.  In order to create further market diversification for its growing crude oil production, EOG is expanding its crude-by-rail system to have the capability to increase deliveries of crude oil to St. James, Louisiana, beginning in early 2012.  In addition, to further reduce well completion costs, EOG expects to begin using sand from its Wisconsin sand mines and processing facilities in late 2011.

In March 2011, EOG's wholly-owned Canadian subsidiary, EOG Resources Canada Inc. (EOGRC), purchased an additional 24.5% interest in the proposed Pacific Trail Pipelines (PTP) for $25.2 million.  The PTP is intended to link western Canada's natural gas producing regions to the planned liquefied natural gas (LNG) export terminal to be located at Bish Cove, near the Port of Kitimat, north of Vancouver, British Columbia (Kitimat LNG Terminal).  A portion of the purchase price ($15.3 million) was paid at closing with the remaining amount to be paid contingent on the decision to proceed with the construction of the Kitimat LNG Terminal.  Additionally in March 2011, EOGRC and an affiliate of Apache Corporation (Apache), through a series of transactions, sold a portion of their interests in the Kitimat LNG Terminal and PTP to an affiliate of Encana Corporation (Encana).  Subsequent to these transactions, ownership interests in both the Kitimat LNG Terminal and PTP are:  Apache (operator) 40%, EOGRC 30% and Encana 30%.  All future costs of the project will be paid by each party in proportion to its respective ownership percentage.  In the first quarter of 2011, EOGRC and Apache awarded a front-end engineering and design contract to a global engineering company with the final report expected in early 2012.  In October 2011, the Canadian National Energy Board granted a 20-year export license to ship liquefied natural gas from the Kitimat LNG Terminal to international markets.

International.  In Trinidad, EOG continued to deliver natural gas under existing supply contracts.  Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block and Modified U(b) Block, as well as the Pelican Field, have been developed and are producing crude oil and condensate and natural gas.  During 2011, EOG drilled and completed six development wells in the Toucan Field on Block 4(a) and expects first production from this block in 2012.  In the United Kingdom, EOG continues to make progress in field development plans for its East Irish Sea Conwy/Corfe crude oil discovery and its Central North Sea Columbus natural gas discovery.  Also during 2011, EOG signed two exploration contracts and one farm-in agreement covering approximately 100,000 net acres in the Neuquen Basin in Neuquen Province, Argentina.  During the third quarter of 2011, EOG performed exploration activity on a portion of this acreage in preparation for drilling a well targeting the Vaca Muerta oil shale in the Aguada del Chivato Block.  EOG expects to begin drilling this well in the fourth quarter of 2011.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries with large shale plays where crude oil and natural gas reserves have been identified.

Capital Structure.  One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 29% at September 30, 2011 and 34% at December 31, 2010.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On October 11, 2011, EOG entered into a $2.0 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders (Banks).  The New Facility replaces EOG's two $1.0 billion senior unsecured credit facilities existing at September 30, 2011.  Unamortized fees totaling $5.7 million related to the facilities existing at September 30, 2011 will be written off in the fourth quarter of 2011.

The New Facility has a scheduled maturity date of October 11, 2016 and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods.  The New Facility commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions.  Advances under the New Facility will accrue interest based, at EOG's option, on either the London InterBank Offering Rate plus an applicable margin, or the base rate (as defined in the New Facility) plus an applicable margin.  Consistent with terms in the credit facilities existing at September 30, 2011, the New Facility contains representations, warranties, covenants and events of default that are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a total debt-to-total capitalization ratio of no greater than 65%.

On March 7, 2011, EOG completed the sale of 13,570,000 shares of EOG common stock, par value $0.01 per share (Common Stock), at the public offering price of $105.50 per share.  Net proceeds from the sale of the Common Stock were approximately $1.39 billion after deducting the underwriting discount and offering expenses.  Proceeds from the sale were used for general corporate purposes, including funding capital expenditures.  During the first nine months of 2011, EOG funded $5.3 billion in exploration and development and other property, plant and equipment expenditures and paid $124 million in dividends to common stockholders, primarily by utilizing cash on hand, cash provided from its operating activities, proceeds from the Common Stock sold and proceeds from asset sales.

The total anticipated 2011 capital expenditures are estimated to range from $6.8 billion to $7.0 billion, excluding acquisitions.  The majority of 2011 expenditures are focused on United States and Canada crude oil drilling activity and, to a lesser extent, natural gas drilling activity in the Haynesville, Marcellus and British Columbia Horn River Basin plays to hold acreage.  EOG expects capital expenditures to be greater than cash flow from operating activities for 2011.  Along with the sale of Common Stock discussed above, EOG's business plan includes selling certain non-core natural gas assets in 2011 to cover the anticipated shortfall.  In the first nine months of 2011, proceeds of approximately $1.3 billion were received from sales of producing properties and acreage and certain midstream assets, primarily in the Rocky Mountain area and Texas, and the sale of a portion of EOG's interest in the Kitimat LNG Terminal and PTP.  Producing properties sold represent approximately 3% of EOG's total daily production.  EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under the New Facility and equity and debt offerings.  When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.  Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Net Operating Revenues.  During the third quarter of 2011, net operating revenues increased $1,304 million, or 82%, to $2,886 million from $1,582 million for the same period of 2010.  Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, natural gas liquids and natural gas, for the third quarter of 2011 increased $521 million, or 43%, to $1,737 million from $1,216 million for the same period of 2010.  During the third quarter of 2011, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $358 million compared to net gains of $61 million for the same period of 2010.  Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, natural gas liquids and natural gas as well as fees associated with gathering third-party natural gas, for the third quarter of 2011 increased $344 million, or 147%, to $578 million from $234 million for the same period of 2010.  Gains on asset dispositions, net, totaled $207 million and $65 million for the third quarter of 2011 and 2010, respectively, primarily as a result of asset dispositions in the Rocky Mountain area and Texas in 2011 and in the Rocky Mountain area in 2010.

Wellhead volume and price statistics for the three-month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended
	September 30,
	2011	2010

Crude Oil and Condensate Volumes (MBbld) (1)
United States	108.9	66.6
Canada	6.8	5.9
Trinidad	3.1	4.8
Other International (2)	0.1	0.1
Total	118.9	77.4

Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$87.22	$71.54
Canada	90.54	69.12
Trinidad	89.70	65.06
Composite	87.49	70.96

Natural Gas Liquids Volumes (MBbld) (1)
United States	43.2	31.1
Canada	0.8	0.8
Total	44.0	31.9

Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$50.90	$36.56
Canada	57.69	40.34
Composite	51.02	36.66

Natural Gas Volumes (MMcfd) (1)
United States	1,122	1,175
Canada	123	200
Trinidad	330	333
Other International (2)	12	14
Total	1,587	1,722

Average Natural Gas Prices ($/Mcf) (3)
United States	$4.06	$4.21
Canada	3.81	3.42
Trinidad	3.59	2.53
Other International (2)	5.54	5.41
Composite	3.95	3.80

Crude Oil Equivalent Volumes (MBoed) (4)
United States	339.4	293.5
Canada	27.9	40.0
Trinidad	58.0	60.3
Other International (2)	2.0	2.5
Total	427.3	396.3

Total MMBoe (4)	39.3	36.5

(1)	Thousand barrels per day or million cubic feet per day, as applicable.
(2)	Other International includes EOG's United Kingdom and China operations.
(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments.
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

Wellhead crude oil and condensate revenues for the third quarter of 2011 increased $447 million, or 88%, to $953 million from $506 million for the same period of 2010, due to an increase of 42 MBbld, or 54%, in wellhead crude oil and condensate deliveries ($267 million) and a higher composite average wellhead crude oil and condensate price ($180 million).  The increase in deliveries primarily reflects increased production in Texas (43 MBbld) and Colorado (4 MBbld), partially offset by decreased production in North Dakota (5 MBbld).  Production increases in Texas were the result of increased production from the Eagle Ford and Fort Worth Basin Barnett Combo plays.  EOG's composite average wellhead crude oil and condensate price for the third quarter of 2011 increased 23% to $87.49 per barrel compared to $70.96 per barrel for the same period of 2010.

Natural gas liquids revenues for the third quarter of 2011 increased $100 million, or 92%, to $207 million from $107 million for the same period of 2010, due to an increase of 12 MBbld, or 38%, in natural gas liquids deliveries ($41 million) and a higher composite average natural gas liquids price ($59 million).  The increase in deliveries primarily reflects increased volumes in the Fort Worth Basin Barnett Shale, Eagle Ford Shale and Rocky Mountain area.  EOG’s composite average natural gas liquids price for the third quarter of 2011 increased 39% to $51.02 per barrel compared to $36.66 per barrel for the same period of 2010.

Wellhead natural gas revenues for the third quarter of 2011 decreased $25 million, or 4%, to $577 million from $602 million for the same period of 2010.  The decrease was primarily due to a decrease in natural gas deliveries ($47 million), partially offset by a higher composite average wellhead natural gas price ($22 million).  EOG's composite average wellhead natural gas price for the third quarter of 2011 increased 4% to $3.95 per Mcf compared to $3.80 per Mcf for the same period of 2010.

Natural gas deliveries for the third quarter of 2011 decreased 135 MMcfd, or 8%, to 1,587 MMcfd from 1,722 MMcfd for the same period of 2010.  The decrease was primarily due to lower production in Canada (77 MMcfd) and the United States (53 MMcfd).  The decreased production in Canada primarily reflects sales of certain shallow natural gas assets during the fourth quarter of 2010, partially offset by increased production from the Horn River Basin area.  The decrease in the United States was primarily attributable to decreased production resulting from a decrease in natural gas drilling activity in Louisiana (45 MMcfd), the Rocky Mountain area (38 MMcfd), New Mexico (8 MMcfd) and Mississippi (8 MMcfd), partially offset by increased production in Pennsylvania (33 MMcfd) and Texas (17 MMcfd).

During the third quarter of 2011, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $358 million compared to net gains of $61 million for the same period of 2010.  During the third quarter of 2011, the net cash inflow related to settled crude oil and natural gas financial price swap contracts was $52 million compared to the net cash outflow related to settled natural gas financial collar, price swap and basis swap contracts of $14 million for the same period of 2010.

Gathering, processing and marketing revenues represent sales of third-party crude oil and condensate, natural gas liquids and natural gas as well as fees associated with gathering third-party natural gas.  For the three months and nine months ended September 30, 2011 and 2010, gathering, processing and marketing revenues were primarily related to sales of third-party crude oil and natural gas.  The purchase and sale of third-party crude oil and natural gas are utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.  Marketing costs represent the costs of purchasing third-party crude oil and natural gas and the associated transportation costs.

During the third quarter of 2011, gathering, processing and marketing revenues and marketing costs increased primarily as a result of increased crude oil and natural gas marketing activities.  Gathering, processing and marketing revenues less marketing costs for the third quarter of 2011 increased to $5 million from $2 million for the same period of 2010 due primarily to increased activity and higher margins from crude oil marketing activities, partially offset by lower margins in natural gas marketing activities.

Operating and Other Expenses.  For the third quarter of 2011, operating expenses of $1,936 million were $342 million higher than the $1,594 million incurred in the third quarter of 2010.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010

Lease and Well	$6.34	$4.96
Transportation Costs	2.77	2.83
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	15.87	13.09	(1)
Other Property, Plant and Equipment	0.73	0.71
General and Administrative (G&A)	2.09	2.23
Interest Expense, Net	1.33	0.90
Total (2)	$29.13	$24.72

(1)	The 2010 amount excludes the change in the estimated fair value of a contingent consideration liability relating to the acquisition of certain unproved acreage of $2 million, or $0.07 per Boe.
(2)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, and interest expense, net for the three months ended September 30, 2011 compared to the same period of 2010 are set forth below.

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

Lease and well expenses of $249 million for the third quarter of 2011 increased $68 million from $181 million for the same prior year period primarily due to higher operating and maintenance costs in the United States ($60 million), increased workover expenditures in Canada ($4 million) and the United States ($3 million), increased lease and well administrative expenses ($5 million) and unfavorable changes in the Canadian exchange rate ($2 million), partially offset by lower operating and maintenance costs in Canada ($7 million).

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

Transportation costs of $109 million for the third quarter of 2011 increased $6 million from $103 million for the same prior year period primarily due to increased transportation costs in the San Antonio area ($8 million) and the Upper Gulf Coast area ($3 million), partially offset by decreased transportation costs in the Rocky Mountain area ($6 million).  The net increase in transportation costs primarily reflects increased volumes transported to downstream markets.

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

DD&A expenses for the third quarter of 2011 increased $151 million to $652 million from $501 million for the same prior year period.  DD&A expenses associated with oil and gas properties for the third quarter of 2011 were $148 million higher than the same prior year period primarily due to higher unit rates in the United States ($95 million), Canada ($9 million) and Trinidad ($4 million); increased production in the United States ($58 million); and unfavorable changes in the Canadian exchange rate ($4 million), partially offset by decreased production in Canada ($22 million).

DD&A expenses associated with other property, plant and equipment for the third quarter of 2011 were $3 million higher than the same prior year period primarily due to gathering and processing assets placed in service in the San Antonio area.

Interest expense, net, of $52 million for the third quarter of 2011 increased $19 million compared to the same prior year period primarily due to a higher average debt balance ($13 million) and lower capitalized interest ($6 million).

Impairments include amortization of unproved oil and gas property costs, as well as impairments of proved oil and gas properties and other property, plant and equipment.  Unproved properties with individually significant acquisition costs are amortized over the lease term and analyzed on a property-by-property basis for any impairment in value.  Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term.  When circumstances indicate that a proved property may be impaired, EOG compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset.  If the future undiscounted cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is generally calculated using the Income Approach as described in Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures.  For certain natural gas assets held for sale, EOG utilizes accepted bids as the basis for determining fair value.

Impairments of $83 million for the third quarter of 2011 were $269 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties in Canada ($267 million) and lower amortization of unproved property costs in Canada ($10 million), partially offset by increased amortization of unproved property costs in the United States ($10 million).  EOG recorded impairments of proved properties and other property, plant and equipment of $32 million and $302 million for the third quarter of 2011 and 2010, respectively.  Included in the third quarter 2010 amount were impairments of $280 million related to certain Canadian shallow natural gas assets.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2011 increased $25 million to $99 million (5.7% of wellhead revenues) compared to $74 million (6.1% of wellhead revenues) for the same prior year period.  The increase in taxes other than income was primarily due to increased severance/production taxes as a result of increased wellhead revenues in the United States ($26 million) and lower credits available to EOG in 2011 for Texas high-cost gas severance tax rate reductions ($8 million), partially offset by lower ad valorem/property taxes in the United States ($5 million) and Canada ($2 million) and decreased severance/production taxes in Canada as a result of asset dispositions during 2010 ($3 million).

Income tax provision of $358 million for third quarter of 2011 increased $326 million compared to $32 million for the same prior year period due primarily to taxes associated with increased pretax earnings.  The third quarter 2011 effective tax rate of 40% exceeded the United States statutory tax rate (35%) due primarily to foreign earnings in Trinidad (55% statutory tax rate) and foreign losses in China (25% statutory tax rate).

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Net Operating Revenues.  During the first nine months of 2011, net operating revenues increased $3,042 million, or 71%, to $7,353 million from $4,311 million for the same period of 2010.  Total wellhead revenues for the first nine months of 2011 increased $1,433 million, or 41%, to $4,949 million from $3,516 million for the same period of 2010.  During the first nine months of 2011, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $481 million compared to net gains of $106 million for the same period of 2010.  Gathering, processing and marketing revenues for the first nine months of 2011 increased $859 million, or 143%, to $1,461 million from $602 million for the same period of 2010.  Gains on asset dispositions, net, totaled $443 million and $72 million for the first nine months of 2011 and 2010, respectively, primarily as a result of asset dispositions in the Rocky Mountain area and Texas in 2011 and in the Rocky Mountain area in 2010.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended
	September 30,
	2011	2010

Crude Oil and Condensate Volumes (MBbld)
United States	94.3	59.5
Canada	8.0	6.1
Trinidad	3.6	4.7
Other International	0.1	0.1
Total	106.0	70.4

Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$91.40	$72.58
Canada	92.76	71.32
Trinidad	91.56	66.91
Composite	91.52	72.09

Natural Gas Liquids Volumes (MBbld)
United States	38.7	27.4
Canada	0.8	0.9
Total	39.5	28.3

Average Natural Gas Liquids Prices ($/Bbl)
United States	$49.85	$40.68
Canada	54.36	42.90
Composite	49.93	40.75

Natural Gas Volumes (MMcfd)
United States	1,123	1,096
Canada	135	205
Trinidad	354	342
Other International	13	15
Total	1,625	1,658

Average Natural Gas Prices ($/Mcf) (1)
United States	$4.13	$4.50
Canada	3.88	4.09
Trinidad	3.42	2.54
Other International	5.60	4.64
Composite	3.97	4.05

Crude Oil Equivalent Volumes (MBoed)
United States	320.3	269.6
Canada	31.2	41.1
Trinidad	62.7	61.7
Other International	2.2	2.6
Total	416.4	375.0

Total MMBoe	113.7	102.4

(1)      Excludes the impact of financial commodity derivative instruments.

Wellhead crude oil and condensate revenues for the first nine months of 2011 increased $1,281 million, or 94%, to $2,649 million from $1,368 million for the same period of 2010, due to an increase of 36 MBbld, or 51%, in wellhead crude oil and condensate deliveries ($719 million) and a higher composite average wellhead crude oil and condensate price ($562 million).  The increase in deliveries primarily reflects increased production in Texas (31 MBbld) and Colorado (4 MBbld).  Production increases in Texas were the result of increased production from the Eagle Ford and Fort Worth Basin Barnett Combo plays.  EOG's composite average wellhead crude oil and condensate price for the first nine months of 2011 increased 27% to $91.52 per barrel compared to $72.09 per barrel for the same period of 2010.

Natural gas liquids revenues for the first nine months of 2011 increased $224 million, or 71%, to $539 million from $315 million for the same period of 2010, due to an increase of 11 MBbld, or 40%, in natural gas liquids deliveries ($125 million) and a higher composite average natural gas liquids price ($99 million).  The increase in deliveries primarily reflects increased volumes in the Fort Worth Basin Barnett Shale area.  EOG’s composite average natural gas liquids price for the first nine months of 2011 increased 23% to $49.93 per barrel compared to $40.75 per barrel for the same period of 2010.

Wellhead natural gas revenues for the first nine months of 2011 decreased $72 million, or 4%, to $1,761 million from $1,833 million for the same period of 2010.  The decrease was due to a lower composite average wellhead natural gas price ($36 million) and a decrease in natural gas deliveries ($36 million).  EOG's composite average wellhead natural gas price for the first nine months of 2011 decreased 2% to $3.97 per Mcf compared to $4.05 per Mcf for the same period of 2010.

Natural gas deliveries for the first nine months of 2011 decreased 33 MMcfd, or 2%, to 1,625 MMcfd from 1,658 MMcfd for the same period of 2010.  The decrease was primarily due to lower production in Canada (70 MMcfd), partially offset by increased production in the United States (27 MMcfd) and Trinidad (12 MMcfd).  The decreased production in Canada primarily reflects sales of certain shallow natural gas assets in the fourth quarter of 2010, partially offset by increased production from the Horn River Basin area.  The increase in the United States was primarily attributable to increased production in Texas (69 MMcfd) and Pennsylvania (23 MMcfd), partially offset by decreased production in the Rocky Mountain area (32 MMcfd), Mississippi (12 MMcfd), Louisiana (7 MMcfd), New Mexico (6 MMcfd) and Kansas (4 MMcfd).  The increase in Trinidad was primarily attributable to an increase in contractual deliveries.

During the first nine months of 2011, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $481 million compared to net gains of $106 million for the same period of 2010.  During the first nine months of 2011, the net cash inflow related to settled crude oil and natural gas financial price swap contracts and natural gas basis swap contracts was $84 million compared to the net cash inflow related to settled natural gas financial collar, price swap and basis swap contracts of $25 million for the same period of 2010.

During the first nine months of 2011, gathering, processing and marketing revenues and marketing costs increased primarily as a result of increased crude oil and natural gas marketing activities.  Gathering, processing and marketing revenues less marketing costs for the first nine months of 2011 totaled $34 million compared to $10 million for the same period of 2010, primarily as a result of increased activity and higher margins from crude oil and natural gas marketing activities.

Operating and Other Expenses.  For the first nine months of 2011, operating expenses of $5,542 million were $1,580 million higher than the $3,962 million incurred in the same period of 2010.  The following table presents the costs per Boe for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010

Lease and Well	$5.99	$4.97
Transportation Costs	2.71	2.80
DD&A -
Oil and Gas Properties	15.24	13.09	(1)
Other Property, Plant and Equipment	0.80	0.81
G&A	1.93	2.02
Interest Expense, Net	1.35	0.86
Total (2)	$28.02	$24.55

(1)	The 2010 amount excludes the change in the estimated fair value of a contingent consideration liability relating to the acquisition of certain unproved acreage of $22 million, or $0.21 per Boe.
(2)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A, and interest expense, net for the nine months ended September 30, 2011 compared to the same period of 2010 are set forth below.

Lease and well expenses of $681 million for the first nine months of 2011 increased $173 million from $508 million for the same prior year period primarily due to higher operating and maintenance costs in the United States ($142 million) and Trinidad ($3 million), increased lease and well administrative expenses ($23 million), increased workover expenditures in the United States ($7 million) and Canada ($3 million) and unfavorable changes in the Canadian exchange rate ($7 million), partially offset by lower operating and maintenance costs in Canada ($13 million).

Transportation costs of $308 million for the first nine months of 2011 increased $22 million from $286 million for the same prior year period primarily due to increased transportation costs in the Upper Gulf Coast area ($16 million), the San Antonio area ($13 million) and the Fort Worth Basin Barnett Shale area ($6 million), partially offset by decreased transportation costs in the Rocky Mountain area ($7 million) and Canada ($3 million).  The net increase in transportation costs primarily reflects increased volumes transported to downstream markets.

DD&A expenses for the first nine months of 2011 increased $425 million to $1,823 million from $1,398 million for the same prior year period.  DD&A expenses associated with oil and gas properties for the first nine months of 2011 were $416 million higher than the same prior year period primarily as a result of higher unit rates in the United States ($224 million), Trinidad ($36 million) and Canada ($8 million); increased production in the United States ($191 million); and unfavorable changes in the Canadian exchange rate ($12 million), partially offset by decreased production in Canada ($58 million).

DD&A expenses associated with other property, plant and equipment for the first nine months of 2011 were $9 million higher than the same prior year period primarily due to gathering and processing assets placed in service in the Rocky Mountain area ($4 million) and in Texas ($2 million).

G&A expenses of $220 million for the first nine months of 2011 increased $13 million compared to the same prior year period primarily due to higher employee-related costs.

Interest expense, net, of $154 million for the first nine months of 2011 increased $66 million from $88 million for the same prior year period primarily due to a higher average debt balance ($53 million) and lower capitalized interest ($13 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs for the first nine months of 2011 increased $8 million to $55 million compared to the same prior year period primarily due to increased activities in the United States ($4 million), primarily in the Fort Worth Basin Barnett Shale area, and in Canada ($4 million).

Exploration costs of $141 million for the first nine months of 2011 decreased $8 million from $149 million for the same prior year period primarily due to decreased geological and geophysical expenditures in the United States ($9 million), Canada ($2 million) and the United Kingdom ($2 million), partially offset by increased exploration administrative expenses ($5 million).

Impairments of $531 million for the first nine months of 2011 were $29 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties and other property, plant and equipment in the United States ($24 million) and Canada ($18 million) and changes in the Canadian exchange rate ($18 million), partially offset by decreased amortization of unproved property costs in the United States ($20 million) and Canada ($11 million).  EOG recorded impairments of proved properties and other property, plant and equipment of $391 million and $332 million for the first nine months of 2011 and 2010, respectively, related primarily to certain Canadian shallow natural gas assets.

Taxes other than income for the first nine months of 2011 increased $81 million to $309 million (6.2% of wellhead revenues) from $228 million (6.5% of wellhead revenues) for the same prior year period.  The increase in taxes other than income was primarily due to increased severance/production taxes primarily as a result of increased wellhead revenues in the United States ($76 million) and lower credits available to EOG in 2011 for Texas high-cost gas severance tax rate reductions ($9 million), partially offset by lower ad valorem/property taxes in Canada as a result of property dispositions during 2010 ($5 million).

Other income (expense), net was $11 million for the first nine months of 2011 compared to $8 million for the same prior year period.  The increase of $3 million was primarily due to higher equity income from EOG's investment in ammonia plants in Trinidad ($5 million) and lower deferred compensation expense ($2 million), partially offset by an increase in foreign currency transaction losses ($4 million).

Income tax provision of $698 million for the first nine months of 2011 increased $537 million compared to $161 million for the same prior year period due primarily to taxes associated with increased pretax earnings.  The effective tax rate for the first nine months of 2011 decreased to 42% from 60% in the prior year.  The effective tax rate for the first nine months of 2011 exceeded the United States statutory tax (35%) rate due mostly to foreign earnings in Trinidad (55% statutory tax rate) combined with foreign losses in Canada (27% statutory tax rate) and China (25% statutory tax rate).

Capital Resources and Liquidity

Cash Flow.  The primary sources of cash for EOG during the nine months ended September 30, 2011 were funds generated from operations, net proceeds from the sale of Common Stock, proceeds from asset sales and proceeds from stock options exercised and employee stock purchase plan activity. The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; and dividend payments to stockholders.  During the first nine months of 2011, EOG's cash balance increased $598 million to $1,387 million from $789 million at December 31, 2010.

Net cash provided by operating activities of $3,342 million for the first nine months of 2011 increased $1,256 million compared to the same period of 2010 primarily reflecting an increase in wellhead revenues ($1,433 million), a favorable change in net cash flow from the settlement of financial commodity derivative contracts ($59 million), a decrease in net cash paid for income taxes ($39 million) and favorable changes in working capital and other assets and liabilities ($12 million), partially offset by an increase in cash operating expenses ($276 million) and an increase in net cash paid for interest expense ($40 million).

Net cash used in investing activities of $4,007 million for the first nine months of 2011 increased by $381 million compared to the same period of 2010 due primarily to an increase in additions to oil and gas properties ($925 million); unfavorable changes in working capital associated with investing activities ($350 million); and an increase in additions to other property, plant and equipment ($279 million); partially offset by an increase in proceeds from sales of assets ($1,168 million).

Net cash provided by financing activities of $1,270 million for the first nine months of 2011 included net proceeds from the sale of Common Stock ($1,388 million) and proceeds from stock options exercised and employee stock purchase plan activity ($27 million).  Cash used in financing activities for the first nine months of 2011 included cash dividend payments ($124 million) and the purchase of treasury stock in connection with stock compensation plans ($21 million).  Net cash provided by financing activities of $882 million for the first nine months of 2010 included proceeds from the issuances of long-term debt ($991 million), net commercial paper borrowings ($34 million) and proceeds from stock options exercised and employee stock purchase plan activity ($25 million).  Cash used in financing activities for the first nine months of 2010 included cash dividend payments ($114 million), the repayment of long-term debt ($37 million), the purchase of treasury stock in connection with stock compensation plans ($10 million) and debt issuance costs ($6 million).

Total Expenditures.  For 2011, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $6.8 billion to $7.0 billion, excluding acquisitions.  The table below sets forth components of total expenditures for the nine-month periods ended September 30, 2011 and 2010 (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Expenditure Category
Capital
Drilling and Facilities	$4,377	$3,263
Leasehold Acquisitions	192	354
Property Acquisitions	4	24
Capitalized Interest	44	57
Subtotal	4,617	3,698
Exploration Costs	141	149
Dry Hole Costs	47	45
Exploration and Development Expenditures	4,805	3,892
Asset Retirement Costs	111	79
Total Exploration and Development Expenditures	4,916	3,971
Other Property, Plant and Equipment	502	223
Total Expenditures	$5,418	$4,194

Exploration and development expenditures of $4,805 million for the first nine months of 2011 were $913 million higher than the same period of 2010 due primarily to increased drilling and facilities expenditures in the United States ($1,212 million), the United Kingdom ($38 million) and Trinidad ($15 million); and unfavorable changes in the foreign currency exchange rate in Canada ($11 million).  These increases were partially offset by decreased leasehold acquisitions expenditures in the United States ($153 million) and Canada ($9 million), decreased drilling and facilities expenditures in Canada ($98 million) and China ($63 million), decreased property acquisitions expenditures in the United States ($20 million) and decreased capitalized interest in the United States ($13 million).  The exploration and development expenditures for the first nine months of 2011 of $4,805 million include $4,335 million in development, $422 million in exploration, $44 million in capitalized interest and $4 million in property acquisitions.  The exploration and development expenditures for the first nine months of 2010 of $3,892 million include $3,007 million in development, $804 million in exploration, $57 million in capitalized interest and $24 million in property acquisitions.

The level of exploration and development expenditures, including acquisitions, will vary in future periods depending on energy market conditions and other related economic factors.  EOG has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant.  While EOG has certain continuing commitments associated with expenditure plans related to its operations, such commitments are not expected to be material when considered in relation to the total financial capacity of EOG.

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

Financial Price Swap Contracts.  The total fair value of EOG's crude oil and natural gas financial price swap contracts was reflected on the Consolidated Balance Sheets at September 30, 2011 as an asset of $149 million and a net asset of $277 million, respectively.  Presented below is a comprehensive summary of EOG's crude oil and natural gas financial price swap contracts at November 1, 2011, with notional volumes expressed in barrels per day (Bbld) and in million British thermal units per day (MMBtud) and prices expressed in dollars per barrel ($/Bbl) and in dollars per million British thermal units ($/MMBtu), as applicable.

Financial Price Swap Contracts
	Crude Oil		Natural Gas
	Volume (Bbld)	Weighted Average Price ($/Bbl)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2011 (1)
January 2011 (closed)	17,000	$90.44	275,000	$5.19
February 2011 (closed)	18,000	90.69	425,000	5.09
March 2011 (closed)	20,000	91.82	425,000	5.09
April 2011 (closed)	24,000	93.61	475,000	5.03
May 2011 (closed)	24,000	93.61	650,000	4.90
June 1, 2011 through October 31, 2011 (closed)	30,000	97.02	650,000	4.90
November 2011 (2)	30,000	97.02	650,000	4.90
December 31, 2011	30,000	97.02	650,000	4.90

2012 (3)
January 1, 2012 through December 31, 2012	11,000	$106.37	525,000	$5.44

(1)
EOG has entered into natural gas financial price swap contracts which give counterparties the option of entering into price swap contracts at future dates.  Such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas financial price swap contracts will increase by 500,000 MMBtud at an average price of $4.73 per million British thermal units (MMBtu) for December 2011.

(2)	The crude oil contracts for November 2011 will close on November 30, 2011. The natural gas contracts for November 2011 are closed.
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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.                 LEGAL PROCEEDINGS

See Part I, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

On December 13, 2010, an inadvertent spill of water (predominantly fresh water, along with a small amount of flowback water) occurred at the EOG-operated Punxsutawney Hunt Club #30 and #31 natural gas wells in Clearfield County, Pennsylvania.  The Pennsylvania Fish and Boat Commission (PFBC) has alleged that the spill resulted in pollution of area waters, in violation of the water pollution provisions and water quality standards of Pennsylvania law.  EOG is currently in discussions with the PFBC regarding the alleged violations and the monetary penalty sought by the PFBC, and anticipates resolving this matter in November 2011 or December 2011.  This proceeding was instituted by the PFBC on September 13, 2011.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Per Share	Programs	The Plans or Programs (2)

July 1, 2011 - July 31, 2011	2,885	$102.11	-	6,386,200
August 1, 2011 - August 31, 2011	1,382	99.67	-	6,386,200
September 1, 2011 - September 30, 2011	48,086	87.11	-	6,386,200
Total	52,353	88.27	-

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

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock.  During the third quarter of 2011, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 5.                 OTHER INFORMATION

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to disclose certain mine safety matters in its periodic reports filed with the United States Securities and Exchange Commission.  This disclosure requirement became effective during, and for, the quarterly period ended September 30, 2010.

EOG has sand mining operations in Wisconsin and Texas, which support EOG's exploration operations.  EOG's sand mining operations are subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (Mine Act).  MSHA inspects mining facilities on a regular basis and issues citations and orders when it believes a violation has occurred under the Mine Act.

On June 30, 2011, EOG received a citation from MSHA for a violation of a mandatory health or safety standard that was deemed by the MSHA inspector to be significant and substantial under Section 104 of the Mine Act.  EOG immediately remedied the violation, and the citation was terminated on the same day it was issued.  In connection with the citation, EOG was assessed and has paid a one hundred dollar penalty.

Except as described above, for the period from July 1, 2010 through September 30, 2011, none of EOG's sand mining operations have received from MSHA (i) a citation for a violation of a mandatory health or safety standard that could significantly and substantially contribute to the cause and effect of a mine health or safety hazard under Section 104 of the Mine Act; (ii) an order issued under Section 104(b) of the Mine Act; (iii) a citation or order for unwarrantable failure to comply with mandatory health or safety standards under Section 104(d) of the Mine Act; (iv) written notice of a flagrant violation under Section 110(b)(2) of the Mine Act; (v) an imminent danger order issued under Section 107(a) of the Mine Act; (vi) written notice of a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under Section 104(e) of the Mine Act; or (vii) written notice of the potential to have such a pattern. Moreover, for the period from July 1, 2010 through September 30, 2011, none of EOG's sand mining operations experienced a mining-related fatality.  In addition, as of November 1, 2011, none of EOG's sand mining operations have any pending legal action before the Federal Mine Safety and Health Review Commission.

ITEM 6.                      EXHIBITS

Exhibit No.                                Description

10.1	-
Second Amendment to Amended and Restated Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and Mark G. Papa (incorporated by reference to Exhibit 10.1 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.2	-
First Amendment to Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and William R. Thomas (incorporated by reference to Exhibit 10.2 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.3	-
Second Amendment to Amended and Restated Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and Gary L. Thomas (incorporated by reference to Exhibit 10.3 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.4	-
Second Amendment to Amended and Restated Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and Timothy K. Driggers (incorporated by reference to Exhibit 10.4 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.5	-
Second Amendment to Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and Frederick J. Plaeger, II (incorporated by reference to Exhibit 10.5 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.6	-
Revolving Credit Agreement, dated as of October 11, 2011, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to EOG's Current Report on Form 8-K, filed October 12, 2011).

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

*    Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets - September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: November 1, 2011	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.                                Description

10.1	-
Second Amendment to Amended and Restated Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and Mark G. Papa (incorporated by reference to Exhibit 10.1 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.2	-
First Amendment to Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and William R. Thomas (incorporated by reference to Exhibit 10.2 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.3	-
Second Amendment to Amended and Restated Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and Gary L. Thomas (incorporated by reference to Exhibit 10.3 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.4	-
Second Amendment to Amended and Restated Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and Timothy K. Driggers (incorporated by reference to Exhibit 10.4 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.5	-
Second Amendment to Change of Control Agreement, dated and effective as of September 13, 2011, by and between EOG and Frederick J. Plaeger, II (incorporated by reference to Exhibit 10.5 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.6	-
Revolving Credit Agreement, dated as of October 11, 2011, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to EOG's Current Report on Form 8-K, filed October 12, 2011).

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

*    Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets - September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.