Form 10-Q
period 2012-06-30
EOG RESOURCES INC
filed 2012-08-02
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Title of each class	Number of shares
Common Stock, par value $0.01 per share	270,023,519 (as of July 26, 2012)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Operating Revenues
Crude Oil and Condensate	$1,376,250	$938,518	$2,686,585	$1,695,880
Natural Gas Liquids	150,023	183,805	348,333	332,532
Natural Gas	359,421	599,993	726,705	1,183,912
Gains on Mark-to-Market Commodity Derivative Contracts	188,449	189,621	322,657	122,875
Gathering, Processing and Marketing	710,748	487,698	1,428,905	883,281
Gains on Asset Dispositions, Net	113,290	163,771	180,758	235,513
Other, Net	11,138	6,844	22,027	13,363
Total	2,909,319	2,570,250	5,715,970	4,467,356
Operating Expenses
Lease and Well	250,756	216,695	512,251	431,784
Transportation Costs	135,393	101,965	267,235	199,598
Gathering and Processing Costs	20,588	17,716	46,180	36,912
Exploration Costs	48,149	41,238	90,956	92,147
Dry Hole Costs	11,081	1,676	11,081	24,627
Impairments	54,217	358,654	187,364	447,982
Marketing Costs	694,118	469,437	1,399,586	854,846
Depreciation, Depletion and Amortization	808,765	602,944	1,557,508	1,171,170
General and Administrative	75,727	67,406	151,996	137,443
Taxes Other Than Income	118,186	104,266	239,702	210,143
Total	2,216,980	1,981,997	4,463,859	3,606,652
Operating Income	692,339	588,253	1,252,111	860,704
Other Income, Net	4,675	6,224	15,306	9,828
Income Before Interest Expense and Income Taxes	697,014	594,477	1,267,417	870,532
Interest Expense, Net	50,775	51,253	101,044	101,586
Income Before Income Taxes	646,239	543,224	1,166,373	768,946
Income Tax Provision	250,461	247,650	446,586	339,399
Net Income	$395,778	$295,574	$719,787	$429,547
Net Income Per Share
Basic	$1.48	$1.11	$2.70	$1.65
Diluted	$1.47	$1.10	$2.67	$1.63
Dividends Declared per Common Share	$0.17	$0.16	$0.34	$0.32
Average Number of Common Shares
Basic	266,874	265,830	266,718	259,766
Diluted	269,985	269,332	270,083	263,363
Comprehensive Income
Net Income	$395,778	$295,574	$719,787	$429,547
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(28,689)	11,673	(2,164)	55,515
Foreign Currency Swap	(1,431)	(843)	630	(184)
Income Tax Related to Foreign Currency Swap	576	216	49	52
Interest Rate Swap	231	(5,713)	(364)	(4,109)
Income Tax Related to Interest Rate Swap	(83)	2,055	131	1,477
Other	31	28	58	58
Other Comprehensive Income	(29,365)	7,416	(1,660)	52,809
Comprehensive Income	$366,413	$302,990	$718,127	$482,356

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$280,374	$615,726
Accounts Receivable, Net	1,375,092	1,451,227
Inventories	620,260	590,594
Assets from Price Risk Management Activities	421,135	450,730
Income Taxes Receivable	28,448	26,609
Other	222,749	119,052
Total	2,948,058	3,253,938

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	35,562,446	33,664,435
Other Property, Plant and Equipment	2,375,862	2,149,989
Total Property, Plant and Equipment	37,938,308	35,814,424
Less: Accumulated Depreciation, Depletion and Amortization	(15,248,594)	(14,525,600)
Total Property, Plant and Equipment, Net	22,689,714	21,288,824
Other Assets	360,805	296,035
Total Assets	$25,998,577	$24,838,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,235,637	$2,033,615
Accrued Taxes Payable	142,223	147,105
Dividends Payable	45,441	42,578
Deferred Income Taxes	121,059	135,989
Other	135,580	163,032
Total	2,679,940	2,522,319

Long-Term Debt	5,011,893	5,009,166
Other Liabilities	791,297	799,189
Deferred Income Taxes	4,160,306	3,867,219
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 270,226,599 Shares Issued at June 30, 2012 and 269,323,084 Shares Issued at December 31, 2011	202,702	202,693
Additional Paid in Capital	2,374,122	2,272,052
Accumulated Other Comprehensive Income	400,086	401,746
Retained Earnings	10,417,405	9,789,345
Common Stock Held in Treasury, 419,651 Shares at June 30, 2012 and 303,633 Shares at December 31, 2011	(39,174)	(24,932)
Total Stockholders' Equity	13,355,141	12,640,904
Total Liabilities and Stockholders' Equity	$25,998,577	$24,838,797

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$719,787	$429,547
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,557,508	1,171,170
Impairments	187,364	447,982
Stock-Based Compensation Expenses	55,466	53,427
Deferred Income Taxes	278,826	206,130
Gains on Asset Dispositions, Net	(180,758)	(235,513)
Other, Net	(3,404)	(834)
Dry Hole Costs	11,081	24,627
Mark-to-Market Commodity Derivative Contracts
Total Gains	(322,657)	(122,875)
Realized Gains	306,780	31,285
Excess Tax Benefits from Stock-Based Compensation	(22,115)	-
Other, Net	9,890	13,268
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	115,419	(165,300)
Inventories	(103,576)	(127,062)
Accounts Payable	176,355	189,250
Accrued Taxes Payable	14,363	94,311
Other Assets	(102,303)	(4,796)
Other Liabilities	(27,355)	(12,017)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(97,453)	76,640
Net Cash Provided by Operating Activities	2,573,218	2,069,240

Investing Cash Flows
Additions to Oil and Gas Properties	(3,748,278)	(3,122,567)
Additions to Other Property, Plant and Equipment	(315,542)	(340,140)
Proceeds from Sales of Assets	1,111,517	944,481
Changes in Components of Working Capital Associated with Investing Activities	97,746	(76,852)
Net Cash Used in Investing Activities	(2,854,557)	(2,595,078)

Financing Cash Flows
Common Stock Sold	-	1,388,270
Dividends Paid	(88,892)	(81,562)
Excess Tax Benefits from Stock-Based Compensation	22,115	-
Treasury Stock Purchased	(22,663)	(16,736)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	32,986	24,619
Other, Net	(293)	212
Net Cash (Used in) Provided by Financing Activities	(56,747)	1,314,803

Effect of Exchange Rate Changes on Cash	2,734	(380)

(Decrease) Increase in Cash and Cash Equivalents	(335,352)	788,585
Cash and Cash Equivalents at Beginning of Period	615,726	788,853
Cash and Cash Equivalents at End of Period	$280,374	$1,577,438

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Standards.  In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs."  ASU 2011-04 amends the Fair Value Measurement Topic of the Accounting Standards Codification (ASC) to clarify the FASB's intent about the application of existing fair value measurement requirements and change certain principles or requirements for measuring fair value or disclosing information about fair value measurements.  ASU 2011-04 became effective for interim and annual fiscal periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on EOG's financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income."  ASU 2011-05 is intended to increase the prominence of comprehensive income in the financial statements by requiring that an entity that reports items of comprehensive income do so in either one continuous or two consecutive financial statements.  ASU 2011-05 also requires separate presentation on the face of the financial statements for items reclassified from other comprehensive income into net income.  Subsequently, in December 2011, the FASB deferred the effective date of the provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-05 not deferred by the FASB became effective for interim and annual fiscal periods beginning after December 15, 2011.  Retroactive application is required.  The adoption of ASU 2011-05 did not have a material impact on EOG's financial statements.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2011 Annual Report, EOG maintains various stock-based compensation plans.  Stock-based compensation expense is included in the Consolidated Statements of Income and Comprehensive Income based upon the job function of the employee receiving the grants as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Lease and Well	$8.0	$7.2	$16.5	$14.9
Gathering and Processing Costs	0.3	0.2	0.5	0.4
Exploration Costs	6.3	5.5	12.9	11.6
General and Administrative	12.5	13.1	25.5	26.5
Total	$27.1	$26.0	$55.4	$53.4

______________________________________________________________________________________________________________________________________

The EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, as amended (2008 Plan), provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units and other stock-based awards.  At June 30, 2012, approximately 5.0 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan.  The fair value of stock option and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of all Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $10.5 million during both the three months ended June 30, 2012 and 2011 and $21.3 million and $19.9 million during the six months ended June 30, 2012 and 2011, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the six-month periods ended June 30, 2012 and 2011 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted Average Fair Value of Grants	$35.65	$36.57	$28.24	$21.55
Expected Volatility	39.97%	37.13%	46.42%	30.26%
Risk-Free Interest Rate	0.49%	1.12%	0.06%	0.18%
Dividend Yield	0.7%	0.6%	0.6%	0.6%
Expected Life	5.5 yrs	5.4 yrs	0.5 yrs	0.5 yrs
______________________________________________________________________________________________________________________________________

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock.  The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant.  The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2012 and 2011 (stock options and SARs in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant	Stock	Grant
	Options/SARs	Price	Options/SARs	Price

Outstanding at January 1	8,374	$70.01	8,445	$64.49
Granted	46	106.00	80	110.36
Exercised (1)	(920)	60.34	(1,016)	51.11
Forfeited	(82)	88.85	(99)	87.22
Outstanding at June 30 (2)	7,418	$71.23	7,410	$66.51

Vested or Expected to Vest (3)	7,179	$70.69	7,183	$65.84

Exercisable at June 30 (4)	4,379	$60.20	4,510	$52.53
_____________________________________________________________________________________________________________________________________
(1)	The total intrinsic value of stock options/SARs exercised for the six months ended June 30, 2012 and 2011 was $45.4 million and $59.9 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
(2)	The total intrinsic value of stock options/SARs outstanding at June 30, 2012 and 2011 was $147.8 million and $283.6 million, respectively. At June 30, 2012 and 2011, the weighted average remaining contractual life was 3.4 years and 3.6 years, respectively.
(3)	The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2012 and 2011 was $146.7 million and $279.8 million, respectively. At June 30, 2012 and 2011, the weighted average remaining contractual life was 3.3 years and 3.5 years, respectively.
(4)	The total intrinsic value of stock options/SARs exercisable at June 30, 2012 and 2011 was $134.3 million and $235.5 million, respectively. At June 30, 2012 and 2011, the weighted average remaining contractual life was 2.0 years and 2.4 years, respectively.

At June 30, 2012, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $70.5 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.4 years.

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $16.6 million and $15.5 million for the three months ended June 30, 2012 and 2011, respectively, and $34.1 million and $33.5 million for the six months ended June 30, 2012 and 2011, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

The following table sets forth restricted stock and restricted stock units transactions for the six-month periods ended June 30, 2012 and 2011 (shares and units in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	4,240	$82.93	4,009	$79.13
Granted	290	112.08	292	106.14
Released (1)	(490)	70.97	(213)	69.29
Forfeited	(75)	88.78	(97)	80.09
Outstanding at June 30 (2)	3,965	$86.42	3,991	$81.61
_____________________________________________________________________________________________________________________________________
(1)	The total intrinsic value of restricted stock and restricted stock units released for the six months ended June 30, 2012 and 2011 was $55.7 million and $22.6 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2012 and 2011 was $357.3 million and $417.3 million, respectively.

At June 30, 2012, unrecognized compensation expense related to restricted stock and restricted stock units totaled $124.9 million.  Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 2.4 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and six-month periods ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$395,778	$295,574	$719,787	$429,547

Denominator for Basic Earnings Per Share -
Weighted Average Shares	266,874	265,830	266,718	259,766
Potential Dilutive Common Shares -
Stock Options/SARs	1,428	1,807	1,611	1,891
Restricted Stock and Restricted Stock Units	1,683	1,695	1,754	1,706
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	269,985	269,332	270,083	263,363

Net Income Per Share
Basic	$1.48	$1.11	$2.70	$1.65
Diluted	$1.47	$1.10	$2.67	$1.63

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive.  Shares underlying the excluded stock options and SARs totaled 0.3 million and 0.2 million shares for the three months ended June 30, 2012 and 2011, respectively, and 0.2 million shares for each of the six months ended June 30, 2012 and 2011.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Interest (1)	$97,445	$81,557
Income Taxes, Net of Refunds Received	$162,125	$83,818
_____________________________________________________________________________________________________________________________________
(1)	Net of capitalized interest of $24 million and $30 million for the six months ended June 30, 2012 and 2011, respectively.

EOG's accrued capital expenditures at June 30, 2012 and 2011 were $857 million and $763 million, respectively.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Operating Revenues
United States	$2,660,452	$2,281,055	$5,251,793	$3,908,653
Canada	96,489	140,575	184,559	256,538
Trinidad	146,274	141,454	267,344	287,342
Other International (1)	6,104	7,166	12,274	14,823
Total	$2,909,319	$2,570,250	$5,715,970	$4,467,356

Operating Income (Loss)
United States	$634,927	$804,653	$1,165,878	$1,014,539
Canada	(14,052)	(299,980)	(52,636)	(319,416)
Trinidad	92,947	91,909	170,160	183,109
Other International (1)	(21,483)	(8,329)	(31,291)	(17,528)
Total	692,339	588,253	1,252,111	860,704

Reconciling Items
Other Income, Net	4,675	6,224	15,306	9,828
Interest Expense, Net	50,775	51,253	101,044	101,586
Income Before Income Taxes	$646,239	$543,224	$1,166,373	$768,946
______________________________________________________________________________________________________________________________________
(1)  Other International primarily includes EOG's United Kingdom, China and Argentina operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

Total assets by reportable segment are presented below at June 30, 2012 and December 31, 2011 (in thousands):

	At	At
	June 30,	December 31,
	2012	2011
Total Assets
United States	$22,736,423	$21,313,158
Canada	1,990,255	2,131,949
Trinidad	921,664	1,085,664
Other International (1)	350,235	308,026
Total	$25,998,577	$24,838,797
______________________________________________________________________________________________________________________________________
(1)  Other International primarily includes EOG's United Kingdom, China and Argentina operations.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Carrying Amount at Beginning of Period	$587,084	$498,288
Liabilities Incurred	29,799	12,973
Liabilities Settled (1)	(47,920)	(38,748)
Accretion	15,316	12,268
Revisions	52	618
Foreign Currency Translations	(871)	2,834
Carrying Amount at End of Period	$583,460	$488,233

Current Portion	$28,496	$22,959
Noncurrent Portion	$554,964	$465,274
______________________________________________________________________________________________________________________________________
(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2012 are presented below (in thousands):

Six Months Ended
June 30, 2012

Balance at December 31, 2011	$61,111
Additions Pending the Determination of Proved Reserves	60,885
Reclassifications to Proved Properties	(23,572)
Charged to Dry Hole Costs	(9,671)
Foreign Currency Translations	266
Balance at June 30, 2012	$89,019
______________________________________________________________________________________________________________________________________

The following table provides an aging of capitalized exploratory well costs at June 30, 2012 (in thousands, except well count):

	At
	June 30,
	2012

Capitalized exploratory well costs that have been capitalized for a period less than one year	$63,017
Capitalized exploratory well costs that have been capitalized for a period greater than one year	26,002	(1)
Total	$89,019
Number of exploratory wells that have been capitalized for a period greater than one year	2
______________________________________________________________________________________________________________________________________
(1)	Consists of costs related to an outside operated, offshore Central North Sea project in the United Kingdom (U.K.) ($20 million) and a shale project in the Horn River area of British Columbia, Canada (B.C.) ($6 million). In the Central North Sea Columbus project, during the second quarter of 2012, a revised commercial arrangement for transportation and an updated project schedule necessitated the filing of a revised field development plan with the U.K. Department of Energy and Climate Change (DECC). The revised plan is expected to be submitted during the third quarter of 2012. DECC approval of the revised plan is expected during the first quarter of 2013. In the B.C. shale project, EOG drilled seven wells in the first half of 2012 to retain land and further evaluate the project. The related well completion activities for the B.C. shale project are not expected to commence until 2013 or later.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Canada, Trinidad and the United Kingdom, and defined benefit pension plans covering certain of its employees in Canada and Trinidad.  For the six months ended June 30, 2012 and 2011, EOG's total costs recognized for these pension plans were $18.8 million and $13.9 million, respectively.  EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt.  During the six months ended June 30, 2012, EOG utilized commercial paper and short-term borrowings from uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes.  EOG had no outstanding borrowings from commercial paper issuances or uncommitted credit facilities at June 30, 2012.  The average of the borrowings outstanding under the commercial paper program and uncommitted credit facilities was $240 million and $82 thousand, respectively, during the six months ended June 30, 2012.  The weighted average interest rates for commercial paper and uncommitted credit facility borrowings for the six months ended June 30, 2012 were 0.44% and 0.70%, respectively.

EOG currently has a $2.0 billion unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders.  The Agreement matures on October 11, 2016 and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods, subject to, among certain other terms and conditions, the consent of the banks holding greater than 50% of the commitments then outstanding under the Agreement.  At June 30, 2012, there were no borrowings or letters of credit outstanding under the Agreement.  Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offered Rate (LIBOR) plus an applicable margin (Eurodollar rate), or the base rate (as defined in the Agreement) plus an applicable margin.  At June 30, 2012, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.12% and 3.25%, respectively.

Common Stock.  On February 16, 2012, EOG's Board of Directors increased the quarterly cash dividend on the Common Stock from the previous $0.16 per share to $0.17 per share, effective with the dividend paid on April 30, 2012 to stockholders of record as of April 16, 2012.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2011 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets.  The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (in millions):

	Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2012
Financial Assets:
Crude Oil Derivative Contracts	$-	$54	$-	$54
Crude Oil Options/Swaptions	-	86	-	86
Natural Gas Derivative Contracts	-	45	-	45
Natural Gas Options/Swaptions	-	279	-	279

Financial Liabilities:
Foreign Currency Rate Swap	$-	$51	$-	$51
Interest Rate Swap	-	4	-	4

At December 31, 2011
Financial Assets:
Crude Oil Derivative Contracts	$-	$29	$-	$29
Crude Oil Options/Swaptions	-	4	-	4
Natural Gas Derivative Contracts	-	81	-	81
Natural Gas Options/Swaptions	-	372	-	372

Financial Liabilities:
Foreign Currency Rate Swap	$-	$52	$-	$52
Interest Rate Swap	-	3	-	3

______________________________________________________________________________________________________________________________________

The estimated fair value of crude oil and natural gas derivative contracts (including options/swaptions) and the interest rate swap contracts was based upon forward commodity price and interest rate curves based on quoted market prices.  The estimated fair value of the foreign currency rate swap was based upon forward currency rates.  Swaps were valued using market prices and discount rates from an independent third-party provider of financial market data.  The Black 76 Model was utilized in valuing options.

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on estimates of future retirement costs associated with property, plant and equipment.  Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives.  A reconciliation of EOG's asset retirement obligations is presented in Note 6.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

Proved oil and gas properties and other property, plant and equipment with a carrying amount of $178 million were written down to their fair value of $82 million, resulting in a pretax impairment charge of $96 million for the six months ended June 30, 2012.  Included in the $96 million pretax impairment charge is a $60 million impairment of proved oil and gas properties and other property, plant and equipment, for which EOG utilized an accepted offer from a third-party as the basis for determining fair value.  Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

Fair Value of Debt.  At both June 30, 2012 and December 31, 2011, EOG had outstanding $5,040 million aggregate principal amount of debt, which had estimated fair values of approximately $5,735 million and $5,657 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts.  Presented below is a comprehensive summary of EOG's crude oil derivative contracts at June 30, 2012, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
		Weighted
	Volume	Average Price
	(Bbld)	($/Bbl)
2012 (1)
January 1, 2012 through February 29, 2012 (closed)	34,000	$104.95
March 1, 2012 through June 30, 2012 (closed)	52,000	105.80
July 1, 2012 through August 31, 2012	50,000	106.90
September 1, 2012 through December 31, 2012	32,000	106.61
______________________________________________________________________________________________________________________________________
(1)
EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for an additional six-month period.  Options covering a notional volume of 18,000 Bbld are exercisable on August 31, 2012.  If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 18,000 Bbld at an average price of $107.42 per barrel for the period September 1, 2012 through February 28, 2013.  Options covering a notional volume of 15,000 Bbld are exercisable on December 31, 2012.  If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 15,000 Bbld at an average price of $110.03 per barrel for the period from January 1, 2013 through June 30, 2013.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
 (Unaudited)

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at June 30, 2012, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2012 (1)
January 2012 through July 31, 2012 (closed)	525,000	$5.44
August 1, 2012 through December 31, 2012	525,000	$5.44

2013 (2)
January 1, 2013 through December 31, 2013	150,000	$4.79

2014 (2)
January 1, 2014 through December 31, 2014	150,000	$4.79
______________________________________________________________________________________________________________________________________
(1)	EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. Such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 425,000 MMBtud at an average price of $5.44 per MMBtu for the period from August 1, 2012 through December 31, 2012.
(2)	EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. Such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 150,000 MMBtud at an average price of $4.79 per MMBtu for each month of 2013 and 2014.

Subsequent to June 30, 2012, EOG settled its natural gas financial price swap contracts for the period January 1, 2014 through December 31, 2014 and received proceeds of $36.6 million.  Options associated with the settled 2014 price swap contracts remain in place.  An updated summary of EOG's natural gas financial price swap contracts as of August 2, 2012 is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions."

Foreign Currency Exchange Rate Derivative.  EOG is party to a foreign currency aggregate swap with multiple banks to eliminate any exchange rate impacts that may result from the $150 million principal amount of notes issued by one of EOG's Canadian subsidiaries.  EOG accounts for the foreign currency swap using the hedge accounting method.  Changes in the fair value of the foreign currency swap do not impact Net Income.  The after-tax net impact from the foreign currency swap resulted in a reduction in Other Comprehensive Income (OCI) of $1 million for both the three months ended June 30, 2012 and 2011, respectively, and an increase of $1 million and a reduction of $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

Interest Rate Derivative.  EOG is a party to an interest rate swap with a counterparty bank.  The interest rate swap was entered into in order to mitigate EOG's exposure to volatility in interest rates related to EOG's $350 million principal amount of Floating Rate Senior Notes due 2014.  The interest rate swap has a notional amount of $350 million.  EOG accounts for the interest rate swap using the hedge accounting method.  Changes in the fair value of the interest rate swap do not impact Net Income.  The after-tax net impact from the interest rate swap resulted in an increase in OCI of $0.1 million and a reduction of $4 million for the three months ended June 30, 2012 and 2011, respectively, and a reduction of $0.2 million and $3 million for the six months ended June 30, 2012 and 2011, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
 (Unaudited)

The following table sets forth the amounts, on a gross basis, and classification of EOG's outstanding financial derivative instruments at June 30, 2012 and December 31, 2011.  Certain amounts may be presented on a net basis in the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
		June 30,	December 31,
Description	Location on Balance Sheet	2012	2011

Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$410	$451

Noncurrent portion	Other Assets	$54	$35

Liability Derivatives
Foreign currency swap - Noncurrent portion	Other Liabilities	$51	$52

Interest rate swap - Noncurrent portion	Other Liabilities	$4	$3
____________________________________________________________________________________________________________________

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

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit rating to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately.  See Note 11 for the aggregate fair value of all derivative instruments that are in a net liability position at June 30, 2012 and December 31, 2011.  EOG had no collateral posted at either June 30, 2012 or December 31, 2011 and held collateral of $100 million and $67 million at June 30, 2012 and December 31, 2011, respectively.

13.   Divestitures

During the first six months of 2012, EOG received proceeds of approximately $1,112 million from the sales of producing properties and acreage primarily in the Rocky Mountain area, the Upper Gulf Coast area and Canada.

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

United States and Canada.  EOG's efforts to identify plays with large reserve potential have proven a successful supplement to its base development and exploitation program in the United States and Canada.  EOG continues to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's crude oil and natural gas liquids production.  EOG has placed an emphasis on applying its horizontal drilling and completion expertise gained from its natural gas resource plays to unconventional crude oil and liquids-rich reservoirs.  In 2012, EOG continues to focus its efforts on developing its existing North American crude oil and liquids-rich acreage.  In addition, EOG continues to evaluate certain potential liquids-rich exploration and development prospects.  For the first half of 2012, crude oil and condensate and natural gas liquids production accounted for approximately 44% of total company production as compared to 33% for the comparable period in 2011.  In North America, crude oil and condensate and natural gas liquids production accounted for approximately 51% of total North American production during the first half of 2012 as compared to 39% for the comparable period in 2011.  This liquids growth primarily reflects increased production from the Eagle Ford Shale near San Antonio, Texas, and the Fort Worth Basin Barnett Shale area.  Based on current trends, EOG expects its 2012 crude oil and condensate and natural gas liquids production to continue to increase both in total and as a percentage of total company production as compared to 2011.

EOG delivers its crude oil to various markets in the United States, including sales points on the Gulf Coast where sales are based upon a Light Louisiana Sweet (LLS) crude oil index.  As part of its diversification strategy for its crude-by-rail shipments, EOG completed the construction of a crude oil unloading facility in St. James, Louisiana, where sales are based upon the LLS crude oil index.  This facility, which received the first unit train of EOG crude oil in April 2012, has a capacity of approximately 100 thousand barrels per day (MBbld) and is able to accommodate multiple trains at a single time.  With completion of the St. James facility, EOG's crude-by-rail system now has access to the Gulf Coast market as well as the Cushing, Oklahoma, market.  At the beginning of July 2012, EOG began shipping a portion of its Eagle Ford Shale crude oil production to Gulf Coast sales points on the newly completed Enterprise Products Partners L.P. crude oil pipeline.  In addition, EOG began supplying sand for a portion of its completion operations in several plays, primarily in Texas, from Wisconsin sand mines in 2012.

EOG's wholly-owned Canadian subsidiary, EOG Resources Canada Inc. (EOGRC), holds a 30% interest in both the planned liquefied natural gas export terminal to be located at Bish Cove, near the Port of Kitimat, north of Vancouver, British Columbia (Kitimat LNG Terminal) and the proposed Pacific Trail Pipelines (PTP) which is intended to link Western Canada's natural gas producing regions to the Kitimat LNG Terminal.  An affiliate of Apache Corporation is the operator of both the PTP and the Kitimat LNG Terminal.  The front-end engineering and design study is expected to be delivered in the second half of 2012, and EOG expects to make a final investment decision at the beginning of 2013.

EOG's major producing areas in the United States and Canada are in Louisiana, New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.

International.  In Trinidad, EOG continued to deliver natural gas under existing supply contracts.  Several fields in the South East Coast Consortium Block, Modified U(a) Block and Modified U(b) Block, as well as the Pelican Field, have been developed and are producing natural gas and crude oil and condensate.  Production from the Block 4(a) Toucan Field and the EMZ Area that began in the first quarter of 2012 is supplying natural gas under a contract with the National Gas Company of Trinidad and Tobago.

In the United Kingdom, EOG continues to make progress in field development for its East Irish Sea Conwy/Corfe crude oil discovery and its Central North Sea Columbus natural gas discovery.  The field development plan for the Conwy/Corfe project was approved by the U.K. Department of Energy and Climate Change (DECC) in March 2012.  The production platform was installed during the second quarter of 2012 and the pipelines are scheduled to be installed in the fourth quarter of 2012.  EOG expects to begin processing facility installation in the first half of 2013.  The drilling of development wells is expected to commence at the beginning of 2013, with initial production expected in the second half of 2013.  In the Central North Sea Columbus project, during the second quarter of 2012, a revised commercial arrangement for transportation and an updated project schedule necessitated the filing of a revised field development plan with the DECC.  The revised plan is expected to be submitted in the third quarter of 2012 with DECC approval expected in the first quarter of 2013.

EOG's activity in Argentina is focused on the Vaca Muerta oil shale formation in the Neuquén Basin in Neuquén Province.  EOG participated in the drilling and completion of a vertical well in the Bajo del Toro Block.  In the first quarter of 2012, EOG drilled a well to monitor future well completions in the Aguada del Chivato Block.  During the second quarter of 2012, EOG completed a horizontal well in this block.  Both the horizontal and vertical wells that were completed are under evaluation.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States and Canada, primarily by pursuing exploitation opportunities in countries where crude oil and natural gas reserves have been identified.

Capital Structure.  One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 27% and 28% at June 30, 2012 and December 31, 2011, respectively.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

EOG's total 2012 capital expenditures are estimated to range from $7.4 billion to $7.6 billion, excluding acquisitions.  The majority of 2012 expenditures will be focused on United States and Canada crude oil and liquids-rich gas drilling activity and, to a much lesser extent, natural gas drilling activity in the Haynesville, Marcellus and British Columbia Horn River Basin plays to hold acreage.  EOG expects capital expenditures to be greater than cash flow from operating activities for 2012.  EOG's business plan includes selling certain non-core assets in 2012 to partially cover the anticipated shortfall.  In the first half of 2012, proceeds of approximately $1.1 billion were received from the sales of producing properties and acreage primarily in the Rocky Mountain area, Upper Gulf Coast area and Canada.  EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its revolving credit facility and equity and debt offerings.  When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.  Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Net Operating Revenues.  During the second quarter of 2012, net operating revenues increased $339 million, or 13%, to $2,909 million from $2,570 million for the same period of 2011.  Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, natural gas liquids and natural gas, for the second quarter of 2012 increased $164 million, or 9%, to $1,886 million from $1,722 million for the same period of 2011.  During the second quarter of 2012, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $188 million compared to $190 million for the same period of 2011.  Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, natural gas liquids and natural gas as well as fees associated with gathering third-party natural gas, for the second quarter of 2012 increased $223 million, or 46%, to $711 million from $488 million for the same period of 2011.  Gains on asset dispositions, net, of $113 million for the second quarter of 2012 primarily consist of gains on asset dispositions in the Rocky Mountain area and Canada.

Wellhead volume and price statistics for the three-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended
	June 30,
	2012	2011

Crude Oil and Condensate Volumes (MBbld) (1)
United States	150.5	92.3
Canada	6.4	8.8
Trinidad	1.7	3.3
Other International (2)	0.1	0.1
Total	158.7	104.5

Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$95.80	$99.50
Canada	82.78	102.65
Trinidad	88.68	99.49
Other International (2)	91.20	101.52
Composite	95.20	99.77

Natural Gas Liquids Volumes (MBbld) (1)
United States	54.6	38.4
Canada	0.9	0.7
Total	55.5	39.1

Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$33.54	$51.50
Canada	42.89	60.39
Composite	33.72	51.65

Natural Gas Volumes (MMcfd) (1)
United States	1,070	1,114
Canada	96	139
Trinidad	422	349
Other International (2)	10	13
Total	1,598	1,615

Average Natural Gas Prices ($/Mcf) (3)
United States	$2.09	$4.24
Canada	2.21	4.16
Trinidad	3.42	3.51
Other International (2)	5.64	5.61
Composite	2.47	4.08

Crude Oil Equivalent Volumes (MBoed) (4)
United States	383.3	316.4
Canada	23.4	32.6
Trinidad	72.0	61.4
Other International (2)	1.8	2.2
Total	480.5	412.6

Total MMBoe (4)	43.7	37.5
______________________________________________________________________________________________________________________________________
(1)	Thousand barrels per day or million cubic feet per day, as applicable.
(2)	Other International includes EOG's United Kingdom, China and Argentina operations.
(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments.
(4)	Thousand barrels of oil equivalent per day or million barrels of oil equivalent, as applicable; includes crude oil and condensate, natural gas liquids and natural gas. Crude oil equivalents are determined using the ratio of 1.0 barrel of crude oil and condensate or natural gas liquids to 6.0 thousand cubic feet of natural gas. MMBoe is calculated by multiplying the MBoed amount by the number of days in the period and then dividing that amount by one thousand.

Wellhead crude oil and condensate revenues for the second quarter of 2012 increased $437 million, or 47%, to $1,376 million from $939 million for the same period of 2011, due to an increase of 54 MBbld, or 52%, in wellhead crude oil and condensate deliveries ($503 million), partially offset by a lower composite average wellhead crude oil and condensate price ($66 million).  The increase in deliveries primarily reflects increased production in the Eagle Ford Shale.  EOG's composite average wellhead crude oil and condensate price for the second quarter of 2012 decreased 5% to $95.20 per barrel compared to $99.77 per barrel for the same period of 2011.

Natural gas liquids revenues for the second quarter of 2012 decreased $34 million, or 18%, to $150 million from $184 million for the same period of 2011, due to a lower composite average natural gas liquids price ($80 million), partially offset by an increase of 16 MBbld, or 42%, in natural gas liquids deliveries ($46 million).  The increase in deliveries primarily reflects increased volumes in the Eagle Ford Shale and Fort Worth Basin Barnett Shale plays.  EOG's composite average natural gas liquids price for the second quarter of 2012 decreased 35% to $33.72 per barrel compared to $51.65 per barrel for the same period of 2011.

Wellhead natural gas revenues for the second quarter of 2012 decreased $241 million, or 40%, to $359 million from $600 million for the same period of 2011.  The decrease was due to a lower composite average wellhead natural gas price ($235 million) and a decrease in natural gas deliveries ($6 million).  EOG's composite average wellhead natural gas price for the second quarter of 2012 decreased 39% to $2.47 per thousand cubic feet (Mcf) compared to $4.08 per Mcf for the same period of 2011.

Natural gas deliveries for the second quarter of 2012 decreased 17 MMcfd, or 1%, to 1,598 MMcfd from 1,615 MMcfd for the same period of 2011.  The decrease was primarily due to lower production in the United States (44 MMcfd) and Canada (43 MMcfd), partially offset by increased production in Trinidad (73 MMcfd).  The decrease in the United States was primarily attributable to asset sales that occurred subsequent to the second quarter of 2011 and decreased production in Louisiana, the Rocky Mountain area, Kansas and New Mexico, partially offset by increased production in Texas and Pennsylvania.  The decrease in Canada was primarily due to decreased production in Alberta and the Horn River Basin area.  The increase in Trinidad was primarily attributable to an increase in contractual deliveries.

During the second quarter of 2012, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $188 million compared to $190 million for the same period of 2011.  During the second quarter of 2012, the net cash inflow related to settled crude oil and natural gas derivative contracts was $173 million compared to $6 million for the same period of 2011.

Gathering, processing and marketing revenues represent sales of third-party crude oil and condensate, natural gas liquids and natural gas as well as fees associated with gathering third-party natural gas.  For the three months and six months ended June 30, 2012 and 2011, gathering, processing and marketing revenues were primarily related to sales of third-party crude oil and natural gas.  The purchase and sale of third-party crude oil and natural gas are utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.  Marketing costs represent the costs of purchasing third-party crude oil and natural gas and the associated transportation costs.

During the second quarter of 2012, gathering, processing and marketing revenues and marketing costs increased, compared to the same period of 2011, primarily as a result of increased crude oil marketing activities.  Gathering, processing and marketing revenues less marketing costs for the second quarter of 2012 totaled $17 million compared to $18 million for the same period of 2011.

Operating and Other Expenses.  For the second quarter of 2012, operating expenses of $2,217 million were $235 million higher than the $1,982 million incurred in the second quarter of 2011.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011

Lease and Well	$5.81	$5.79
Transportation Costs	3.14	2.72
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	17.95	15.25
Other Property, Plant and Equipment	0.79	0.85
General and Administrative (G&A)	1.76	1.80
Interest Expense, Net	1.18	1.37
Total (1)	$30.63	$27.78
______________________________________________________________________________________________________________________________________
(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and G&A for the three months ended June 30, 2012 compared to the same period of 2011 are set forth below.

Lease and well expenses include expenses for EOG-operated properties, as well as expenses billed to EOG from other operators where EOG is not the operator of a property.  Lease and well expenses can be divided into the following categories: costs to operate and maintain crude oil and natural gas wells, the cost of workovers and lease and well administrative expenses.  Operating and maintenance costs include, among other things, pumping services, salt water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power.  Workovers are operations to restore or maintain production from existing wells.

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

Lease and well expenses of $251 million for the second quarter of 2012 increased $34 million from $217 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($31 million), increased workover expenditures in the United States ($4 million) and increased lease and well administrative expenses in the United States ($3 million), partially offset by decreased operating and maintenance costs in Canada ($4 million).

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

Transportation costs of $135 million for the second quarter of 2012 increased $33 million from $102 million for the same prior year period primarily due to increased transportation costs in the Eagle Ford Shale ($25 million) and the Rocky Mountain area ($11 million), partially offset by decreased transportation costs in the Fort Worth Basin Barnett Shale area ($5 million).

DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method.  EOG's DD&A rate and expense are the composite of numerous individual field calculations.  There are several factors that can impact EOG's composite DD&A rate and expense, such as field production profiles, drilling or acquisition of new wells, disposition of existing wells, reserve revisions (upward or downward) primarily related to well performance and economic factors and impairments.  Changes to these factors may cause EOG's composite DD&A rate and expense to fluctuate from year to year.  DD&A of the cost of other property, plant and equipment is calculated using the straight-line depreciation method over the useful lives of the assets.

DD&A expenses for the second quarter of 2012 increased $206 million to $809 million from $603 million for the same prior year period.  DD&A expenses associated with oil and gas properties for the second quarter of 2012 were $203 million higher than the same prior year period primarily due to higher unit rates in the United States ($118 million), Canada ($8 million) and Trinidad ($3 million) and as a result of increased production in the United States ($90 million) and Trinidad ($5 million), partially offset by decreased production in Canada ($19 million) and favorable changes in the Canadian exchange rate ($3 million).

G&A expenses of $76 million for the second quarter of 2012 increased $8 million compared to the same prior year period primarily due to higher employee-related costs.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs increased $3 million to $21 million for the second quarter of 2012 compared to $18 million for the same prior year period.  The increase primarily reflects increased activities in the Eagle Ford Shale.

Exploration costs of $48 million for the second quarter of 2012 increased $7 million from $41 million for the same prior year period primarily due to increased geological and geophysical expenditures ($4 million) and increased exploration administrative expenses ($3 million) both in the United States.

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

Impairments of $54 million for the second quarter of 2012 were $304 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties in Canada ($312 million) and decreased amortization of unproved property costs in the United States ($11 million) and Canada ($2 million), partially offset by increased impairments of proved properties in the United States ($21 million).  EOG recorded impairments of proved properties of $21 million and $312 million for the second quarter of 2012 and 2011, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2012 increased $14 million to $118 million (6.3% of wellhead revenues) compared to $104 million (6.1% of wellhead revenues) for the same prior year period.  The increase in taxes other than income was primarily due to increased severance/production taxes in the United States ($18 million) primarily as a result of increased wellhead revenues and the accrual of a new fee imposed retroactively by the State of Pennsylvania on certain wells drilled in the state during 2011 and prior years, partially offset by decreased severance/production taxes in Trinidad ($6 million).

Income tax provision of $250 million for the second quarter of 2012 increased $3 million compared to 2011 due primarily to higher pretax income.  The net effective tax rate for 2012 decreased to 39% from 46% in the same prior year period primarily due to the absence of certain 2011 Canadian shallow natural gas impairments, which were tax effected at the lower Canadian statutory tax rate.  The effective tax rate for 2012 exceeded the United States statutory tax rate (35%) primarily due to foreign earnings in Trinidad (55% statutory tax rate) combined with losses in Canada (26% statutory tax rate).

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Net Operating Revenues.  During the first six months of 2012, net operating revenues increased $1,249 million, or 28%, to $5,716 million from $4,467 million for the same period of 2011.  Total wellhead revenues for the first six months of 2012 increased $550 million, or 17%, to $3,762 million from $3,212 million for the same period of 2011.  During the first six months of 2012, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $323 million compared to net gains of $123 million for the same period of 2011.  Gathering, processing and marketing revenues for the first six months of 2012 increased $546 million, or 62%, to $1,429 million from $883 million for the same period of 2011.  Gains on asset dispositions, net, of $181 million for the first six months of 2012 primarily consist of gains on asset dispositions in the Rocky Mountain area and Canada.

Wellhead volume and price statistics for the six-month periods ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	June 30,
	2012	2011

Crude Oil and Condensate Volumes (MBbld)
United States	140.7	86.8
Canada	7.0	8.6
Trinidad	1.9	3.9
Other International	0.1	0.1
Total	149.7	99.4

Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$98.61	$94.05
Canada	86.33	93.65
Trinidad	94.76	92.33
Other International	96.49	93.67
Composite	98.00	93.95

Natural Gas Liquids Volumes (MBbld)
United States	52.4	36.5
Canada	0.9	0.8
Total	53.3	37.3

Average Natural Gas Liquids Prices ($/Bbl)
United States	$38.12	$49.21
Canada	46.54	52.77
Composite	38.27	49.29

Natural Gas Volumes (MMcfd)
United States	1,067	1,124
Canada	100	141
Trinidad	396	367
Other International	10	13
Total	1,573	1,645

Average Natural Gas Prices ($/Mcf) (1)
United States	$2.28	$4.17
Canada	2.33	3.91
Trinidad	3.21	3.35
Other International	5.72	5.62
Composite	2.54	3.98

Crude Oil Equivalent Volumes (MBoed)
United States	370.9	310.7
Canada	24.6	32.9
Trinidad	67.9	65.0
Other International	1.8	2.3
Total	465.2	410.9

Total MMBoe	84.7	74.4
______________________________________________________________________________________________________________________________________
(1)  Excludes the impact of financial commodity derivatives instruments.

Wellhead crude oil and condensate revenues for the first six months of 2012 increased $991 million, or 58%, to $2,687 million from $1,696 million for the same period of 2011, due to an increase of 50 MBbld, or 51%, in wellhead crude oil and condensate deliveries ($880 million) and a higher composite average wellhead crude oil and condensate price ($111 million).  The increase in deliveries primarily reflects increased production from the Eagle Ford Shale.  EOG's composite average wellhead crude oil and condensate price for the first six months of 2012 increased 4% to $98.00 per barrel compared to $93.95 per barrel for the same period of 2011.

Natural gas liquids revenues for the first six months of 2012 increased $15 million, or 5%, to $348 million from $333 million for the same period of 2011, due to an increase of 16 MBbld, or 43%, in natural gas liquids deliveries ($115 million), partially offset by a lower composite average natural gas liquids price ($100 million).  The increase in deliveries primarily reflects increased volumes in the Eagle Ford Shale and Fort Worth Basin Barnett Shale plays.  EOG's composite average natural gas liquids price for the first six months of 2012 decreased 22% to $38.27 per barrel compared to $49.29 per barrel for the same period of 2011.

Wellhead natural gas revenues for the first six months of 2012 decreased $457 million, or 39%, to $727 million from $1,184 million for the same period of 2011.  The decrease was due to a lower composite average wellhead natural gas price ($411 million) and decreased natural gas deliveries ($46 million).  EOG's composite average wellhead natural gas price for the first six months of 2012 decreased 36% to $2.54 per Mcf compared to $3.98 per Mcf for the same period of 2011.

Natural gas deliveries for the first six months of 2012 decreased 72 MMcfd, or 4%, to 1,573 MMcfd from 1,645 MMcfd for the same period of 2011.  The decrease was primarily due to decreased production in the United States (57 MMcfd) and Canada (41 MMcfd), partially offset by higher production in Trinidad (29 MMcfd).  The decrease in the United States was primarily attributable to asset sales that occurred subsequent to the first six months of 2011 and decreased production in the Rocky Mountain area, Louisiana and Kansas, partially offset by increased production in Texas and Pennsylvania.  The decrease in production in Canada was due to decreased production in Alberta and the Horn River Basin area.  The increase in Trinidad was primarily attributable to an increase in contractual deliveries.

During the first six months of 2012, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $323 million compared to net gains of $123 million for the same period of 2011.  During the first six months of 2012, the net cash inflow related to settled crude oil and natural gas derivative contracts was $307 million compared to the net cash inflow of $31 million for the same period of 2011.

During the first six months of 2012, gathering, processing and marketing revenues and marketing costs increased, compared to the same period of 2011, primarily as a result of increased crude oil and natural gas marketing activities.  Gathering, processing and marketing revenues less marketing costs for the first six months of 2012 totaled $29 million compared to $28 million for the same period of 2011.

Operating and Other Expenses.  For the first six months of 2012, operating expenses of $4,464 million were $857 million higher than the $3,607 million incurred in the same period of 2011.  The following table presents the costs per Boe for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011

Lease and Well	$6.08	$5.80
Transportation Costs	3.17	2.68
DD&A -
Oil and Gas Properties	17.65	14.91
Other Property, Plant and Equipment	0.85	0.84
G&A	1.80	1.85
Interest Expense, Net	1.20	1.36
Total (1)	$30.75	$27.44
______________________________________________________________________________________________________________________________________
(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

     The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and G&A for the six months ended June 30, 2012 compared to the same period of 2011 are set forth below.

Lease and well expenses of $512 million for the first six months of 2012 increased $80 million from $432 million for the same prior year period primarily due to higher operating and maintenance costs ($71 million) and higher lease and well administrative expenses ($9 million) both in the United States.

Transportation costs of $267 million for the first six months of 2012 increased $67 million from $200 million for the same prior year period primarily due to increased transportation costs in the Eagle Ford Shale ($53 million), the Rocky Mountain area ($13 million) and the Upper Gulf Coast area ($7 million), partially offset by decreased transportation costs in the Fort Worth Basin Barnett Shale area ($8 million).

DD&A expenses for the first six months of 2012 increased $387 million to $1,558 million from $1,171 million for the same prior year period.  DD&A expenses associated with oil and gas properties for the first six months of 2012 were $378 million higher than the same prior year period primarily due to higher unit rates in the United States ($227 million) and Canada ($17 million) and as a result of increased production in the United States ($169 million) and Trinidad ($3 million), partially offset by decreased production in Canada ($35 million) and favorable changes in the Canadian exchange rate ($4 million).

DD&A expenses associated with other property, plant and equipment for the first six months of 2012 were $9 million higher than the same prior year period primarily due to gathering and processing assets placed in service in the Eagle Ford Shale.

G&A expenses of $152 million for the first six months of 2012 increased $15 million compared to the same prior year period primarily due to higher employee-related costs.

Gathering and processing costs for the first six months of 2012 increased $9 million to $46 million compared to the same prior year period primarily due to increased activities in the Eagle Ford Shale.

Impairments of $187 million for the first six months of 2012 were $261 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties in Canada ($312 million) and decreased amortization of unproved property costs in the United States ($11 million) and Canada ($4 million), partially offset by increased impairments of proved properties and other assets in the United States ($67 million).  EOG recorded impairments of proved properties and other assets of $115 million and $360 million for the first six months of 2012 and 2011, respectively.

Taxes other than income for the first six months of 2012 increased $30 million to $240 million (6.4% of wellhead revenues) from $210 million (6.5% of wellhead revenues) for the same prior year period.  The increase in taxes other than income was primarily due to increased severance/production taxes in the United States ($40 million) primarily as a result of increased wellhead revenues and the accrual of a new fee imposed retroactively by the State of Pennxylvania on certain wells drilled in the state during 2011 and prior years and higher ad valorem/property taxes in the United States ($4 million), partially offset by decreased severance/production taxes in Trinidad ($9 million) and Canada ($4 million) and an increase in credits available to EOG in 2012 for Texas high-cost gas severance tax rate reductions ($3 million).

Other income, net was $15 million for the first six months of 2012 compared to $10 million for the same prior year period.  The increase of $5 million was primarily due to an increase in interest income ($8 million), partially offset by lower foreign currency transaction gains ($3 million).

Income tax provision of $447 million for the first six months of 2012 increased $107 million compared to 2011 due primarily to higher pretax income.  The net effective tax rate for the first six months of 2012 decreased to 38% from 44% in the same prior year period primarily due to the absence of certain 2011 Canadian shallow natural gas impairments, which were tax effected at the lower Canadian statutory tax rate.  The effective tax rate for the first six months of 2012 exceeded the United States statutory tax rate (35%) primarily due to foreign earnings in Trinidad (55% statutory tax rate) combined with losses in Canada (26% statutory tax rate).

Capital Resources and Liquidity

Cash Flow.  The primary sources of cash for EOG during the six months ended June 30, 2012 were funds generated from operations, proceeds from asset sales and proceeds from stock options exercised and employee stock purchase plan activity.  The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; and dividend payments to stockholders.  During the first six months of 2012, EOG's cash balance decreased $336 million to $280 million from $616 million at December 31, 2011.

Net cash provided by operating activities of $2,573 million for the first six months of 2012 increased $504 million compared to the same period of 2011 primarily reflecting an increase in wellhead revenues ($550 million), a favorable change in net cash flow from the settlement of financial commodity derivative contracts ($275 million) and favorable changes in working capital and other assets and liabilities ($23 million), partially offset by an increase in cash operating expenses ($198 million), an increase in net cash paid for income taxes ($78 million) and an increase in net cash paid for interest expense ($16 million).

Net cash used in investing activities of $2,855 million for the first six months of 2012 increased by $259 million compared to the same period of 2011 due primarily to an increase in additions to oil and gas properties ($626 million); partially offset by favorable changes in working capital associated with investing activities ($175 million); an increase in proceeds from sales of assets ($167 million) and a decrease in additions to other property, plant and equipment ($25 million).

Net cash used in financing activities of $57 million for the first six months of 2012 included cash dividend payments ($89 million) and the purchase of treasury stock in connection with stock compensation plans ($23 million).  Cash provided by financing activities for the first six months of 2012 included proceeds from stock options exercised and employee stock purchase plan activity ($33 million) and excess tax benefits from stock-based compensation ($22 million).  Net cash provided by financing activities of $1,315 million for the first six months of 2011 included net proceeds from the sale of common stock ($1,388 million) and proceeds from stock options exercised and employee stock purchase plan activity ($25 million).  Cash used in financing activities for the first six months of 2011 included cash dividend payments ($82 million) and the purchase of treasury stock in connection with stock compensation plans ($17 million).

Total Expenditures.  For the year 2012, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $7.4 billion to $7.6 billion, excluding acquisitions.  The table below sets out components of total expenditures for the six-month periods ended June 30, 2012 and 2011 (in millions):

	Six Months Ended
	June 30,
	2012	2011
Expenditure Category
Capital
Drilling and Facilities	$3,438	$2,930
Leasehold Acquisitions	275	133
Property Acquisitions	-	4
Capitalized Interest	24	30
Subtotal	3,737	3,097
Exploration Costs	91	92
Dry Hole Costs	11	25
Exploration and Development Expenditures	3,839	3,214
Asset Retirement Costs	32	15
Total Exploration and Development Expenditures	3,871	3,229
Other Property, Plant and Equipment	316	340
Total Expenditures	$4,187	$3,569

Exploration and development expenditures of $3,839 million for the first six months of 2012 were $625 million higher than the same period of 2011 due primarily to increased drilling and facilities expenditures in the United States ($540 million), the United Kingdom ($47 million) and Argentina ($31 million); increased leasehold acquisition expenditures in the United States ($120 million) and Canada ($23 million); increased dry hole costs in China ($11 million); and increased exploration administrative expenses in the United States ($5 million).  These increases were partially offset by decreased drilling and facilities expenditures in Trinidad ($43 million), Canada ($42 million) and China ($18 million); decreased dry hole costs in the United States ($25 million); decreased exploration geological and geophysical expenditures in the United States ($6 million); decreased capitalized interest in the United States ($6 million); favorable changes in the foreign currency exchange rate in Canada ($4 million); and decreased property acquisition expenditures in the United States ($4 million).  The exploration and development expenditures for the first six months of 2012 of $3,839 million consist of $3,336 million in development, $479 million in exploration and $24 million in capitalized interest.  The exploration and development expenditures for the first six months of 2011 of $3,214 million consist of $2,902 million in development, $278 million in exploration, $30 million in capitalized interest and $4 million in property acquisitions.

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

Commodity Derivative Transactions.  As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 24, 2012, EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, collar, option and basis swap contracts, as a means to manage this price risk.  EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains on Mark-to-Market Commodity Derivative Contracts in the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact is reflected as Cash Flows from Operating Activities.  In addition to financial transactions, from time to time EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions.  The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Commodity Derivative Contracts.  The total estimated fair value of EOG's crude oil and natural gas derivative contracts (options/swaptions) was reflected on the Consolidated Balance Sheets at June 30, 2012 as an asset of $464 million.  Presented below is a comprehensive summary of EOG's crude oil derivative contracts at August 2, 2012, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
		Weighted
	Volume	Average Price
	(Bbld)	($/Bbl)
2012 (1)
January 1, 2012 through February 29, 2012 (closed)	34,000	$104.95
March 1, 2012 through June 30, 2012 (closed)	52,000	105.80
July 2012 (closed)	50,000	106.90
August 2012	50,000	106.90
September 1, 2012 through December 31, 2012	32,000	106.61

2013 (2)
January 1, 2013 through June 30, 2013	16,000	$98.12

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

(2)
EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for an additional six-month period.  Options covering a notional volume of 16,000 Bbld are exercisable on June 28, 2013.  If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 16,000 Bbld at an average price of $98.12 per barrel for the period July 1, 2013 through December 31, 2013.

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at August 2, 2012, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2012 (1)
January 1, 2012 through August 31, 2012 (closed)	525,000	$5.44
September 1, 2012 through December 31, 2012	525,000	$5.44

2013 (2)
January 1, 2013 through December 31, 2013	150,000	$4.79

2014 (3)

(1)	EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. Such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 425,000 MMBtud at an average price of $5.44 per MMBtu for the period from September 1, 2012 through December 31, 2012.
(2)	EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. Such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 150,000 MMBtud at an average price of $4.79 per MMBtu for each month of 2013.
(3)	EOG settled natural gas financial price swap contracts for the period January 1, 2014 through December 31, 2014. In connection with these contracts, the counterparties retain an option of entering into derivative contracts at future dates. Such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 150,000 MMbtud at an average price of $4.79 per MMBtu for each month of 2014.

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

PART I.  FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," on pages 42 through 47 of EOG's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 24, 2012 (EOG's 2011 Annual Report); and (ii) Note 11, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-25 through F-28 of EOG's 2011 Annual Report.  There have been no material changes in this information.  For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

In the second quarter of 2012, EOG Resources, Inc. (EOG) engaged in negotiations with the North Dakota Department of Health (NDDH) regarding a proposed consent agreement to resolve potential air emissions violations at certain of EOG's wells in the North Dakota Bakken shale play.  Upon its discovery of the potential air emissions violations, EOG promptly reported to the NDDH and implemented additional preventative controls and equipment to reduce emissions.  In consideration of EOG's self-reporting and prompt implementation of such additional controls and equipment, the consent agreement is expected to provide for reduced fines.  EOG believes it will finalize and enter into the consent agreement with the NDDH in the second half of 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	Per Share	Programs	The Plans or Programs (2)

April 1, 2012 - April 30, 2012	2,266	$108.22	-	6,386,200
May 1, 2012 - May 31, 2012	3,821	109.27	-	6,386,200
June 1, 2012 - June 30, 2012	62,928	96.53	-	6,386,200
Total	69,015	97.62	-

(1)	Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share authorization by EOG's Board of Directors (Board) discussed below.
(2)	In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the second quarter of 2012, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

        The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this report.

ITEM 6.          EXHIBITS

Exhibit No.             Description

* 10.1	-	Change of Control Agreement by and between EOG and Michael P. Donaldson, effective as of May 3, 2012.

* 10.2	-	Agreement, dated as of May 3, 2012, by and between EOG and Frederick J. Plaeger, II.

* 10.3	-	Form of Nonemployee Director Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan.

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets - June 30, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows - Six Months Ended June 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: August 2, 2012	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.             Description

* 10.1	-	Change of Control Agreement by and between EOG and Michael P. Donaldson, effective as of May 3, 2012.

* 10.2	-	Agreement, dated as of May 3, 2012, by and between EOG and Frederick J. Plaeger, II.

* 10.3	-	Form of Nonemployee Director Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan.

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets - June 30, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows - Six Months Ended June 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.