Form 10-Q
period 2013-03-31
EOG RESOURCES INC
filed 2013-05-06
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Title of each class	Number of shares
Common Stock, par value $0.01 per share	272,079,851 (as of May 1, 2013)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net Operating Revenues
Crude Oil and Condensate	$1,781,833	$1,310,335
Natural Gas Liquids	169,529	198,310
Natural Gas	410,879	367,284
(Losses) Gains on Mark-to-Market Commodity Derivative Contracts	(104,956)	134,208
Gathering, Processing and Marketing	922,957	718,157
Gains on Asset Dispositions, Net	164,233	67,468
Other, Net	12,039	10,889
Total	3,356,514	2,806,651
Operating Expenses
Lease and Well	249,000	261,495
Transportation Costs	184,257	131,842
Gathering and Processing Costs	24,504	25,592
Exploration Costs	44,216	42,807
Dry Hole Costs	3,962	-
Impairments	53,548	133,147
Marketing Costs	904,649	705,468
Depreciation, Depletion and Amortization	846,388	748,743
General and Administrative	77,985	76,269
Taxes Other Than Income	134,931	121,516
Total	2,523,440	2,246,879
Operating Income	833,074	559,772
Other Income (Expense), Net	(10,134)	10,631
Income Before Interest Expense and Income Taxes	822,940	570,403
Interest Expense, Net	61,921	50,269
Income Before Income Taxes	761,019	520,134
Income Tax Provision	266,294	196,125
Net Income	$494,725	$324,009
Net Income Per Share
Basic	$1.84	$1.22
Diluted	$1.82	$1.20
Dividends Declared per Common Share	$0.1875	$0.17
Average Number of Common Shares
Basic	269,358	266,674
Diluted	272,263	270,242

Comprehensive Income
Net Income	$494,725	$324,009
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(14,264)	26,525
Foreign Currency Swap Transaction	1,701	2,061
Income Tax Related to Foreign Currency Swap Transaction	-	(527)
Interest Rate Swap Transaction	737	(595)
Income Tax Related to Interest Rate Swap Transaction	(265)	214
Other	28	27
Other Comprehensive Income (Loss)	(12,063)	27,705
Comprehensive Income	$482,662	$351,714

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$1,108,034	$876,435
Accounts Receivable, Net	1,891,202	1,656,618
Inventories	697,478	683,187
Assets from Price Risk Management Activities	32,711	166,135
Income Taxes Receivable	24,435	29,163
Deferred Income Taxes	102,035	-
Other	225,123	178,346
Total	4,081,018	3,589,884

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	39,075,040	38,126,298
Other Property, Plant and Equipment	2,769,601	2,740,619
Total Property, Plant and Equipment	41,844,641	40,866,917
Less: Accumulated Depreciation, Depletion and Amortization	(17,906,671)	(17,529,236)
Total Property, Plant and Equipment, Net	23,937,970	23,337,681
Other Assets	213,625	409,013
Total Assets	$28,232,613	$27,336,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,258,232	$2,078,948
Accrued Taxes Payable	155,140	162,083
Dividends Payable	50,510	45,802
Liabilities from Price Risk Management Activities	14,108	7,617
Deferred Income Taxes	2,164	22,838
Current Portion of Long-Term Debt	406,579	406,579
Other	187,958	200,191
Total	3,074,691	2,924,058

Long-Term Debt	5,905,917	5,905,602
Other Liabilities	864,011	894,758
Deferred Income Taxes	4,631,685	4,327,396
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 272,366,287 Shares Issued at March 31, 2013 and 271,958,495 Shares Issued at December 31, 2012	202,724	202,720
Additional Paid in Capital	2,539,578	2,500,340
Accumulated Other Comprehensive Income	427,832	439,895
Retained Earnings	10,619,426	10,175,631
Common Stock Held in Treasury, 308,010 Shares at March 31, 2013 and 326,264 Shares at December 31, 2012	(33,251)	(33,822)
Total Stockholders' Equity	13,756,309	13,284,764
Total Liabilities and Stockholders' Equity	$28,232,613	$27,336,578

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$494,725	$324,009
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	846,388	748,743
Impairments	53,548	133,147
Stock-Based Compensation Expenses	30,436	28,338
Deferred Income Taxes	200,779	110,148
Gains on Asset Dispositions, Net	(164,233)	(67,468)
Other, Net	8,268	446
Dry Hole Costs	3,962	-
Mark-to-Market Commodity Derivative Contracts
Total Losses (Gains)	104,956	(134,208)
Realized Gains	67,050	133,601
Excess Tax Benefits from Stock-Based Compensation	(11,673)	(16,651)
Other, Net	5,022	3,352
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(236,757)	(89,948)
Inventories	(15,058)	10,208
Accounts Payable	186,065	236,625
Accrued Taxes Payable	9,004	(5,163)
Other Assets	(47,193)	(108,840)
Other Liabilities	(52,933)	(5,059)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(57,421)	(223,675)
Net Cash Provided by Operating Activities	1,424,935	1,077,605

Investing Cash Flows
Additions to Oil and Gas Properties	(1,604,123)	(1,878,813)
Additions to Other Property, Plant and Equipment	(92,201)	(170,704)
Proceeds from Sales of Assets	479,436	450,110
Changes in Components of Working Capital Associated with Investing Activities	57,149	224,087
Net Cash Used in Investing Activities	(1,159,739)	(1,375,320)

Financing Cash Flows
Dividends Paid	(46,220)	(43,250)
Excess Tax Benefits from Stock-Based Compensation	11,673	16,651
Treasury Stock Purchased	(11,024)	(20,072)
Proceeds from Stock Options Exercised	8,004	20,198
Repayment of Capital Lease Obligation	(1,427)	-
Other, Net	272	(412)
Net Cash Used in Financing Activities	(38,722)	(26,885)

Effect of Exchange Rate Changes on Cash	5,125	2,938

Increase (Decrease) in Cash and Cash Equivalents	231,599	(321,662)
Cash and Cash Equivalents at Beginning of Period	876,435	615,726
Cash and Cash Equivalents at End of Period	$1,108,034	$294,064

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Summary of Significant Accounting Policies

General.  The consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC).  Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented.  Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013 (EOG's 2012 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The operating results for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Standards.  In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02).  ASU 2013-02 amends ASU 2011-05 and requires that entities disclose additional information about amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component.  Significant amounts reclassified out of AOCI are required to be presented either on the face of the Consolidated Statements of Income and Comprehensive Income or in the notes to the financial statements.  The requirements of ASU 2013-02 are effective for fiscal years and interim periods in those years beginning after December 15, 2012.  EOG adopted the provisions of ASU 2013-02 effective January 1, 2013.  The adoption did not have a material impact on EOG's financial statements.  No significant amounts were reclassified out of AOCI during the three months ended March 31, 2013.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

2.	Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2012 Annual Report, EOG maintains various stock-based compensation plans.  Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon job functions of the employees receiving the grants as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012

Lease and Well	$9.8	$8.5
Gathering and Processing Costs	0.3	0.2
Exploration Costs	7.5	6.6
General and Administrative	12.8	13.0
Total	$30.4	$28.3

The EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, as amended (2008 Plan), provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units, performance units, performance stock and other stock-based awards.  At March 31, 2013, approximately 3.2 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from either previously authorized unissued shares or treasury shares to the extent treasury shares are available.

At the 2013 Annual Meeting of Stockholders, EOG's stockholders approved the Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Plan).  As more fully discussed in the Plan document, the Plan, among other things, authorizes an additional 15,500,000 shares of EOG common stock for grant under the Plan and extends the expiration date of the Plan to May 2023.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan.  The fair value of stock option and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $10.4 million and $10.9 million during the three months ended March 31, 2013 and 2012, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2013 and 2012 are as follows:

	Stock Options/SARs				ESPP
	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2013		2012		2013		2012

Weighted Average Fair Value of Grants	$38.61		$37.97		$28.80		$28.24
Expected Volatility	35.54%		41.11%		29.95%		46.42%
Risk-Free Interest Rate	0.50%		0.49%		0.12%		0.06%
Dividend Yield	0.6%		0.6%		0.6%		0.6%
Expected Life	5.6	yrs.	5.6	yrs.	0.5	yrs.	0.5	yrs.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2013 and 2012 (stock options and SARs in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant	Stock	Grant
	Options/SARs	Price	Options/SARs	Price

Outstanding at January 1	6,219	$85.81	8,374	$70.01
Granted	15	125.04	20	107.99
Exercised (1)	(561)	62.32	(656)	63.99
Forfeited	(30)	94.50	(36)	87.99
Outstanding at March 31 (2)	5,643	$88.21	7,702	$70.54

Vested or Expected to Vest (3)	5,410	$87.81	7,456	$69.98

Exercisable at March 31 (4)	2,603	$77.90	4,594	$59.20

(1)	The total intrinsic value of stock options/SARs exercised for the three months ended March 31, 2013 and 2012 was $36.2 million and $32.4 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
(2)	The total intrinsic value of stock options/SARs outstanding at March 31, 2013 and 2012 was $225.1 million and $313.3 million, respectively. At March 31, 2013 and 2012, the weighted average remaining contractual life was 4.2 years and 3.5 years, respectively.
(3)	The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2013 and 2012 was $218.0 million and $307.5 million, respectively. At March 31, 2013 and 2012, the weighted average remaining contractual life was 4.1 years and 3.5 years, respectively.
(4)	The total intrinsic value of stock options/SARs exercisable at March 31, 2013 and 2012 was $130.7 million and $239.1 million, respectively. At March 31, 2013 and 2012, the weighted average remaining contractual life was 2.7 years and 2.2 years, respectively.

At March 31, 2013, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $83 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.5 years.

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $19.7 million and $17.4 million for the three months ended March 31, 2013 and 2012, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

The following table sets forth the restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2013 and 2012 (shares and units in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	3,818	$91.06	4,240	$82.93
Granted	250	128.57	271	112.53
Released (1)	(153)	119.62	(466)	70.13
Forfeited	(31)	93.32	(36)	88.18
Outstanding at March 31 (2)	3,884	$92.33	4,009	$86.36

(1)	The total intrinsic value of restricted stock and restricted stock units released for the three months ended March 31, 2013 and 2012 was $19.0 million and $53.1 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2013 and 2012 was $497.4 million and $445.4 million, respectively.

At March 31, 2013, unrecognized compensation expense related to restricted stock and restricted stock units totaled $146 million.  Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.6 years.

Performance Units and Performance Stock.  As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2012 Annual Report, in September 2012, EOG granted an aggregate of 54,526 performance units and 16,752 shares of performance stock to its executive officers (in each case under the terms of the 2008 Plan), which units and shares remained outstanding at March 31, 2013.  The fair value of the performance units and performance stock is estimated using a Monte Carlo simulation. Stock-based compensation expense related to performance unit and performance stock grants totaled $0.3 million for the three months ended March 31, 2013.

At March 31, 2013, unrecognized compensation expense related to performance units and performance stock totaled $3 million.  Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.8 years.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

3.	Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012

Numerator for Basic and Diluted Earnings Per Share -
Net Income	$494,725	$324,009

Denominator for Basic Earnings Per Share -
Weighted Average Shares	269,358	266,674
Potential Dilutive Common Shares -
Stock Options/SARs	1,099	1,800
Restricted Stock/Units and Performance Units/Stock	1,806	1,768
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	272,263	270,242

Net Income Per Share
Basic	$1.84	$1.22
Diluted	$1.82	$1.20

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive.  Shares underlying the excluded stock options and SARs totaled 0.1 million shares for each of the three months ended March 31, 2013 and 2012.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Interest (1)	$54,558	$33,504
Income Taxes, Net of Refunds Received	$54,440	$83,955

(1)	Net of capitalized interest of $10 million and $12 million for the three months ended March 31, 2013 and 2012, respectively.

EOG's accrued capital expenditures at March 31, 2013 and 2012 were $809 million and $880 million, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

5.	Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net Operating Revenues
United States	$3,031,852	$2,591,341
Canada	183,743	88,070
Trinidad	135,348	121,070
Other International (1)	5,571	6,170
Total	$3,356,514	$2,806,651

Operating Income (Loss)
United States	$690,526	$530,951
Canada	71,413	(38,584)
Trinidad	80,895	77,213
Other International (1)	(9,760)	(9,808)
Total	833,074	559,772

Reconciling Items
Other Income (Expense), Net	(10,134)	10,631
Interest Expense, Net	61,921	50,269
Income Before Income Taxes	$761,019	$520,134

(1)    Other International primarily includes EOG's United Kingdom, China and Argentina operations.

Total assets by reportable segment are presented below at March 31, 2013 and December 31, 2012 (in thousands):

	At	At
	March 31,	December 31,
	2013	2012
Total Assets
United States	$25,249,005	$24,523,072
Canada	1,070,239	1,202,031
Trinidad	1,065,583	1,012,727
Other International (1)	847,786	598,748
Total	$28,232,613	$27,336,578

(1)    Other International primarily includes EOG's United Kingdom, China and Argentina operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

6.	Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Carrying Amount at Beginning of Period	$665,944	$587,084
Liabilities Incurred	12,592	10,873
Liabilities Settled (1)	(24,831)	(25,347)
Accretion	9,660	7,751
Revisions	67	5
Foreign Currency Translations	(5,201)	3,078
Carrying Amount at End of Period	$658,231	$583,444

Current Portion	$19,186	$42,457
Noncurrent Portion	$639,045	$540,987

        (1)    Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

7.	Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2013 are presented below (in thousands):

Three Months Ended
March 31, 2013

Balance at December 31, 2012	$49,116
Additions Pending the Determination of Proved Reserves	51,797
Reclassifications to Proved Properties	-
Costs Charged to Expense (1)	(1,616)
Foreign Currency Translations	(1,546)
Balance at March 31, 2013	$97,751

(1)	Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

The following table provides an aging of capitalized exploratory well costs at March 31, 2013 (in thousands, except well count):

	At
	March 31,
	2013

Capitalized exploratory well costs that have been capitalized for a period less than one year	$70,633
Capitalized exploratory well costs that have been capitalized for a period greater than one year	27,118	(1)
Total	$97,751
Number of exploratory wells that have been capitalized for a period greater than one year	2

(1)	Consists of costs related to an outside operated, offshore Central North Sea natural gas project in the United Kingdom ($19 million) and costs associated with evaluation of a project in Central Alberta, Canada ($8 million). In the Central North Sea Columbus project, the operator and partners are currently re-evaluating export route options as a result of an announced change in plans by the export infrastructure owners. In the Central Alberta project, EOG is currently evaluating alternatives for the well and surrounding acreage.

8.	Commitments and Contingencies

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

EOG has defined contribution pension plans in place for most of its employees in the United States, Canada, Trinidad and the United Kingdom, and defined benefit pension plans covering certain of its employees in Canada and Trinidad.  For the three months ended March 31, 2013 and 2012, EOG's total costs recognized for these pension plans were $10.4 million and $10.9 million, respectively.  EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt.  During the three months ended March 31, 2013 and 2012, EOG utilized commercial paper, bearing market interest rates, for various corporate financing purposes.  EOG had no outstanding borrowings from commercial paper issuances at March 31, 2013.  The average of the borrowings outstanding under the commercial paper program was $2 million during the three months ended March 31, 2013.  The weighted average interest rate for commercial paper borrowings for the three months ended March 31, 2013 was 0.36%.  At March 31, 2013, $350 million principal amount of Floating Rate Senior Notes due 2014 (Floating Rate Notes) and $150 million principal amount of 4.75% Subsidiary Debt due 2014 (4.75% Subsidiary Debt), were classified as long-term debt based upon EOG's intent and ability to ultimately replace such amounts with other long-term debt.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

EOG currently has a $2.0 billion unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders.  The Agreement matures on October 11, 2016 and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods, subject to, among certain other terms and conditions, the consent of the banks holding greater than 50% of the commitments then outstanding under the Agreement.  At March 31, 2013, there were no borrowings or letters of credit outstanding under the Agreement.  Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offered Rate (LIBOR) plus an applicable margin (Eurodollar rate), or the base rate (as defined in the Agreement) plus an applicable margin.  At March 31, 2013, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.08% and 3.25%, respectively.

Common Stock.  On February 13, 2013, EOG's Board of Directors increased the quarterly cash dividend on the Common Stock from the previous $0.17 per share to $0.1875 per share, effective with the dividend paid on April 30, 2013 to stockholders of record as of April 16, 2013.

11.	Fair Value Measurements

As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2012 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets.  The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in millions):

	Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2013
Financial Assets:
Crude Oil Swaps	$-	$11	$-	$11
Crude Oil Options/Swaptions	-	4	-	4
Natural Gas Options/Swaptions	-	18	-	18

Financial Liabilities:
Crude Oil Options/Swaptions	$-	$45	$-	$45
Natural Gas Options/Swaptions	-	14	-	14
Foreign Currency Rate Swap	-	49	-	49
Interest Rate Swap	-	3	-	3

At December 31, 2012
Financial Assets:
Crude Oil Swaps	$-	$65	$-	$65
Crude Oil Options/Swaptions	-	36	-	36
Natural Gas Options/Swaptions	-	65	-	65

Financial Liabilities:
Crude Oil Options/Swaptions	$-	$8	$-	$8
Natural Gas Options/Swaptions	-	13	-	13
Foreign Currency Rate Swap	-	55	-	55
Interest Rate Swap	-	4	-	4

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

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

Proved oil and gas properties and other assets with a carrying amount of $68 million were written down to their fair value of $41 million, resulting in pretax impairment charges of $27 million for the three months ended March 31, 2013.  Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

Fair Value of Debt.  At both March 31, 2013 and December 31, 2012, EOG had outstanding $6,290 million aggregate principal amount of debt, which had estimated fair values of approximately $6,980 million and $7,032 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

12.	Risk Management Activities

Commodity Price Risk.  As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2012 Annual Report, EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk.  In addition to financial transactions, from time to time EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions.  These physical commodity contracts qualify for the normal purchases and normal sales exception and, therefore, are not subject to hedge accounting or mark-to-market accounting.  The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

Commodity Derivative Contracts.  Presented below is a comprehensive summary of EOG's crude oil derivative contracts at March 31, 2013, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
		Weighted
	Volume	Average Price
	(Bbld)	($/Bbl)
2013 (1)
January 2013 (closed)	101,000	$99.29
February 1, 2013 through March 31, 2013 (closed)	109,000	99.17
April 2013	109,000	99.17
May 1, 2013 through June 30, 2013	101,000	99.29
July 1, 2013 through December 31, 2013	93,000	98.44

2014 (2)
January 1, 2014 through June 30, 2014	40,000	$95.77

(1)
EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for additional three-month or six-month periods.  Options covering a notional volume of 8,000 Bbld are exercisable on April 30, 2013.  If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 8,000 Bbld at an average price of $97.66 per barrel for each month during the period May 1, 2013 through July 31, 2013.  Options covering a notional volume of 62,000 Bbld are exercisable on June 28, 2013.  If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 62,000 Bbld at an average price of $100.24 per barrel for each month during the period July 1, 2013 through December 31, 2013.  Options covering a notional volume of 54,000 Bbld are exercisable on December 31, 2013.  If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 54,000 Bbld at an average price of $98.91 per barrel for each month during the period January 1, 2014 through June 30, 2014.

(2)
EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for an additional six-month period.  Options covering a notional volume of 10,000 Bbld are exercisable on June 27, 2014 and options covering a notional volume of 30,000 Bbld are exercisable on June 30, 2014.   If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 40,000 Bbld at an average price of $95.77 per barrel for each month during the period July 1, 2014 through December 31, 2014.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at March 31, 2013, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2013 (1)
January 1, 2013 through April 30, 2013 (closed)	150,000	$4.79
May 1, 2013 through December 31, 2013	150,000	$4.79

2014 (2)
January 1, 2014 through December 31, 2014	100,000	$4.48

(1)	EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. Such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 150,000 MMBtud at an average price of $4.79 per MMBtu for each month during the period May 1, 2013 through December 31, 2013.
(2)	EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. Additionally, in connection with certain natural gas derivative contracts settled in July 2012, counterparties retain an option of entering into derivative contracts at future dates. All such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 250,000 MMBtud at an average price of $4.66 per MMBtu for each month during the period January 1, 2014 through December 31, 2014.

Foreign Currency Exchange Rate Derivative.  EOG is party to a foreign currency aggregate swap with multiple banks to eliminate any exchange rate impacts that may result from the 4.75% Subsidiary Debt issued by one of EOG's Canadian subsidiaries.  The foreign currency swap agreement expires on March 15, 2014.  EOG accounts for the foreign currency swap transaction using the hedge accounting method.  Changes in the fair value of the foreign currency swap do not impact Net Income.  The after-tax net impact from the foreign currency swap resulted in an increase in Other Comprehensive Income (OCI) of $1.7 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.

Interest Rate Derivative.  EOG is a party to an interest rate swap with a counterparty bank.  The interest rate swap was entered into in order to mitigate EOG's exposure to volatility in interest rates related to the Floating Rate Notes.  The interest rate swap has a notional amount of $350 million and expires on February 3, 2014.  EOG accounts for the interest rate swap using the hedge accounting method.  Changes in the fair value of the interest rate swap do not impact Net Income.  The after-tax impact from the interest rate swap resulted in an increase in OCI of $0.5 million and a reduction in OCI of $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 (Unaudited)

The following table sets forth the amounts, on a gross basis, and classification of EOG's outstanding derivative financial instruments at March 31, 2013 and December 31, 2012.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
		March 31,	December 31,
Description	Location on Balance Sheet	2013	2012

Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$33	$166

Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$14	$8
Noncurrent portion	Other Liabilities (3)	$45	$13

Foreign currency swap -
Current portion	Current Liabilities - Other	$49	$-
Noncurrent portion	Other Liabilities	$-	$55

Interest rate swap -
Current portion	Current Liabilities - Other	$3	$-
Noncurrent portion	Other Liabilities	$-	$4

(1)
The current portion of Assets from Price Risk Management Activities consists of gross assets of $72 million partially offset by gross liabilities of $39 million at March 31, 2013 and gross assets of $257 million partially offset by gross liabilities of $91 million at December 31, 2012.

(2)
The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $28 million partially offset by gross assets of $14 million at March 31, 2013 and gross liabilities of $17 million partially offset by gross assets of $9 million at December 31, 2012.

(3)
The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $56 million partially offset by gross assets of $11 million at March 31, 2013 and gross liabilities of $13 million at December 31, 2012.

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

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDA may also provide that as a result of certain circumstances, including certain events that cause EOG's credit rating to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately.  See Note 11 for the aggregate fair value of all derivative instruments that are in a net liability position at March 31, 2013 and December 31, 2012.  EOG had no collateral posted at March 31, 2013 and held collateral of $6 million at December 31, 2012.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
 (Unaudited)

13.  Divestitures

During the first quarter of 2013, EOG received proceeds of approximately $480 million primarily from the sale of its entire interest in the planned Kitimat liquefied natural gas export terminal, the proposed Pacific Trail Pipelines and approximately 28,500 undeveloped net acres in the Horn River Basin in Canada and from sales of producing properties and acreage in the Upper Gulf Coast region and the Permian Basin.  During the first quarter of 2012, EOG received proceeds of approximately $450 million from sales of producing properties and acreage, primarily in the Upper Gulf Coast region, the Rocky Mountain area and the Permian Basin.

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

United States and Canada.  EOG's efforts to identify plays with large reserve potential has proven a successful supplement to its base development and exploitation program in the United States and Canada.  EOG continues to drill numerous wells in large acreage plays, which in the aggregate are expected to contribute substantially to EOG's crude oil and liquids-rich natural gas production.  EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and liquids-rich reservoirs.  In 2013, EOG continues to focus its efforts on developing its existing North American crude oil and liquids-rich acreage.  In addition, EOG continues to evaluate certain potential crude oil and, to a lesser extent, liquids-rich natural gas exploration and development prospects.  For the first quarter of 2013, crude oil and condensate and natural gas liquids (NGLs) production accounted for approximately 52% of total company production as compared to 43% for the comparable period in 2012.  In North America, crude oil and condensate and NGLs production accounted for approximately 59% of total North American production during the first quarter of 2013 as compared to 49% for the comparable period in 2012.  This liquids growth primarily reflects increased production from both the South Texas Eagle Ford and the Permian Basin.  Based on current results, EOG expects its 2013 crude oil and condensate and NGLs production to continue to increase both in total and as a percentage of total company production as compared to 2012.  In 2013, EOG's major producing areas in the United States and Canada are in New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.

EOG continues to deliver its crude oil to various markets in the United States, including sales points on the Gulf Coast where sales are based on the premium Light Louisiana Sweet crude oil index.  EOG's crude-by-rail facilities provide EOG the ability to direct its crude oil shipments via rail car to the most favorable markets, including the Gulf Coast, Cushing, Oklahoma, and other markets.

In December 2012, EOG's wholly-owned Canadian subsidiary signed a purchase and sale agreement for the sale of its entire interest in the planned Kitimat liquefied natural gas export terminal, the proposed Pacific Trail Pipelines and approximately 28,500 undeveloped net acres in the Horn River Basin.  The transaction closed in February 2013 and is subject to customary post-closing adjustments.

International.  In Trinidad, EOG continued to deliver natural gas under existing supply contracts.  Several fields in the South East Coast Consortium Block, Modified U(a) Block, Block 4(a) and Modified U(b) Block, as well as in the Pelican Field and the EMZ Area, have been developed and are producing natural gas sold to the National Gas Company of Trinidad and Tobago and condensate sold to the Petroleum Company of Trinidad and Tobago.  During the first quarter of 2013, EOG continued its four-well program in the Modified U(a) Block, drilling two development wells and one successful exploratory well.  EOG expects to finish drilling the fourth well in the second quarter of 2013 and complete all four wells in the second half of 2013.

In the United Kingdom, EOG continues to make progress in field development for its East Irish Sea Conwy/Corfe crude oil discovery.  Offshore construction modifications to the nearby Douglas platform, which will be used to process Conwy/Corfe production, began in the first quarter of 2013.  First production from the Conwy/Corfe field is anticipated in early 2014.  In the Central North Sea Columbus project, the operator and partners are currently re-evaluating export route options as a result of an announced change in plans by the export infrastructure owners.  In the Central North Sea Block 21/12b awarded to EOG in 2009, EOG plans to drill an exploratory well in the fourth quarter of 2013.  EOG will operate this well.

EOG's activity in Argentina is focused on the Vaca Muerta oil shale formation in the Neuquén Basin in Neuquén Province.  During 2012, EOG participated in the drilling and completion of a vertical well in the Bajo del Toro Block, which is producing.  Also in 2012, a monitor well was drilled and one horizontal well was drilled and completed in the Aguada del Chivato Block.  EOG completed the monitor well at the end of March 2013 and is currently evaluating these wells.

During the first quarter of 2013, EOG successfully recompleted a well in the Sichuan Basin, Sichuan Province, The People's Republic of China. Two additional wells are planned in the fourth quarter of 2013.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure.  One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 31% at March 31, 2013 and 32% at December 31, 2012.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.  At March 31, 2013, $350 million principal amount of Floating Rate Senior Notes due 2014 and $150 million principal amount of 4.75% Subsidiary Debt due 2014 were classified as long-term debt based upon EOG's intent and ability to ultimately replace such amounts with other long-term debt.

EOG's total anticipated 2013 capital expenditures are estimated to range from $7.0 billion to $7.2 billion, excluding acquisitions.  The majority of 2013 expenditures will be focused on United States crude oil and, to a lesser extent, liquids-rich natural gas drilling activity.  EOG expects capital expenditures to be greater than cash flow from operating activities for 2013.  EOG's business plan includes selling certain non-core assets in 2013 realizing proceeds of $550 million to cover the anticipated shortfall.  In the first quarter of 2013, proceeds of approximately $480 million were received from sales of assets.  EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.  When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.  Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Net Operating Revenues.  During the first quarter of 2013, net operating revenues increased $550 million, or 20%, to $3,357 million from $2,807 million for the same period of 2012.  Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2013 increased $486 million, or 26%, to $2,362 million from $1,876 million for the same period of 2012.  During the first quarter of 2013, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $105 million compared to net gains of $134 million for the same period of 2012.  Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, NGLs and natural gas as well as fees associated with gathering third-party natural gas, for the first quarter of 2013 increased $205 million, or 29%, to $923 million from $718 million for the same period of 2012.  Gains on asset dispositions, net, of $164 million for the first quarter of 2013 primarily consist of gains on asset dispositions in Canada and Texas.

Wellhead volume and price statistics for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012

Crude Oil and Condensate Volumes (MBbld) (1)
United States	178.3	131.0
Canada	7.7	7.5
Trinidad	1.2	2.2
Other International (2)	0.1	0.1
Total	187.3	140.8

Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$106.57	$101.81
Canada	85.32	89.39
Trinidad	94.51	99.25
Other International (2)	95.13	107.15
Composite	105.61	101.12

Natural Gas Liquids Volumes (MBbld) (1)
United States	58.6	50.3
Canada	0.9	0.8
Total	59.5	51.1

Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$31.63	$42.49
Canada	41.90	50.88
Composite	31.78	42.62

Natural Gas Volumes (MMcfd) (1)
United States	934	1,062
Canada	79	105
Trinidad	352	369
Other International (2)	8	11
Total	1,373	1,547

Average Natural Gas Prices ($/Mcf) (3)
United States	$3.08	$2.46
Canada	3.24	2.45
Trinidad	3.91	2.98
Other International (2)	6.75	5.79
Composite	3.32	2.61

Crude Oil Equivalent Volumes (MBoed) (4)
United States	392.6	358.5
Canada	21.8	25.7
Trinidad	59.8	63.8
Other International (2)	1.4	1.8
Total	475.6	449.8

Total MMBoe (4)	42.8	40.9

(1)	Thousand barrels per day or million cubic feet per day, as applicable.
(2)	Other International includes EOG's United Kingdom, China and Argentina operations.
(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments. See Note 12 to the Consolidated Financial Statements.
(4)	Thousand barrels of oil equivalent per day or million barrels of oil equivalent, as applicable; includes crude oil and condensate, natural gas liquids and natural gas. Crude oil equivalents are determined using the ratio of 1.0 barrel of crude oil and condensate or natural gas liquids to 6.0 thousand cubic feet of natural gas. MMBoe is calculated by multiplying the MBoed amount by the number of days in the period and then dividing that amount by one thousand.

Wellhead crude oil and condensate revenues for the first quarter of 2013 increased $472 million, or 36%, to $1,782 million from $1,310 million for the same period of 2012, due to an increase of 47 MBbld, or 33%, in wellhead crude oil and condensate deliveries ($396 million) and a higher composite average wellhead crude oil and condensate price ($76 million).  The increase in deliveries primarily reflects increased production in the South Texas Eagle Ford and the Permian Basin.  EOG's composite average wellhead crude oil and condensate price for the first quarter of 2013 increased 4% to $105.61 per barrel compared to $101.12 per barrel for the same period of 2012.

NGLs revenues for the first quarter of 2013 decreased $28 million, or 15%, to $170 million from $198 million for the same period of 2012, due to a lower composite average price ($57 million), partially offset by an increase of 8 MBbld, or 16%, in NGLs deliveries ($29 million).  The increase in deliveries primarily reflects increased volumes in the South Texas Eagle Ford.  EOG's composite average NGLs price for the first quarter of 2013 decreased 25% to $31.78 per barrel compared to $42.62 per barrel for the same period of 2012.

Wellhead natural gas revenues for the first quarter of 2013 increased $44 million, or 12%, to $411 million from $367 million for the same period of 2012.  The increase was due to a higher composite average wellhead natural gas price ($88 million), partially offset by a decrease in natural gas deliveries ($44 million).  Natural gas deliveries for the first quarter of 2013 decreased 174 MMcfd, or 11%, to 1,373 MMcfd from 1,547 MMcfd for the same period of 2012.  The decrease was primarily due to lower production in the United States (128 MMcfd), Canada (26 MMcfd) and Trinidad (17 MMcfd).  The decrease in the United States was primarily attributable to asset sales and reduced natural gas drilling activity.  The decrease in Canada was primarily due to decreased production in Alberta and the Horn River Basin area.  The decrease in Trinidad was primarily attributable to a decrease in contractual deliveries.  EOG's composite average wellhead natural gas price for the first quarter of 2013 increased 27% to $3.32 per Mcf compared to $2.61 per Mcf for the same period of 2012.

During the first quarter of 2013, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $105 million compared to net gains of $134 million for the same period of 2012.  During the first quarter of 2013, the net cash inflow related to settled crude oil and natural gas derivative contracts was $67 million compared to $134 million for the same period of 2012.

Gathering, processing and marketing revenues represent sales of third-party crude oil and condensate, NGLs and natural gas, as well as fees associated with gathering third-party natural gas.  For the three months ended March 31, 2013 and 2012, gathering, processing and marketing revenues were primarily related to sales of third-party crude oil and natural gas.  Purchases and sales of third-party crude oil and natural gas are utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.  Marketing costs represent the costs of purchasing third-party crude oil and natural gas and the associated transportation costs.

During the first quarter of 2013, gathering, processing and marketing revenues and marketing costs increased primarily as a result of increased crude oil marketing activities.  Gathering, processing and marketing revenues less marketing costs for the first quarter of 2013 totaled $18 million compared to $13 million for the same period of 2012.

Operating and Other Expenses.  For the first quarter of 2013, operating expenses of $2,523 million were $276 million higher than the $2,247 million incurred during the first quarter of 2012.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012

Lease and Well	$5.82	$6.37
Transportation Costs	4.30	3.21
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	19.15	17.32
Other Property, Plant and Equipment	0.62	0.90
General and Administrative (G&A)	1.82	1.86
Interest Expense, Net	1.45	1.22
Total (1)	$33.16	$30.88

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and interest expense, net, for the three months ended March 31, 2013 compared to the same period of 2012 are set forth below.

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

Lease and well expenses of $249 million for the first quarter of 2013 decreased $12 million from $261 million for the same prior year period primarily due to lower operating and maintenance costs in the United States.

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

Transportation costs of $184 million for the first quarter of 2013 increased $52 million from $132 million for the same prior year period primarily due to increased transportation costs related to production from the Rocky Mountain area ($25 million), the South Texas Eagle Ford ($19 million) and the Fort Worth Basin Barnett Shale area ($8 million).

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

DD&A expenses for the first quarter of 2013 increased $97 million to $846 million from $749 million for the same prior year period.  DD&A expenses associated with oil and gas properties for the first quarter of 2013 were $107 million higher than the same prior year period.  The increase primarily reflects higher unit rates in the United States ($67 million) and Trinidad ($14 million) and increased production in the United States ($48 million), partially offset by a decrease in unit rates in Canada ($10 million) and a decrease in production in Canada ($10 million) and Trinidad ($2 million).  Unit rates increased due primarily to downward revisions of natural gas reserves at December 31, 2012, and an increase in production from higher-cost properties.

Interest expense, net, of $62 million for the first three months of 2013 increased $12 million from $50 million for the same prior year period primarily due to a higher average debt balance ($10 million) and lower capitalized interest ($2 million).

Impairments include amortization of unproved oil and gas property costs, as well as impairments of proved oil and gas properties and other assets.  Unproved properties with individually significant acquisition costs are amortized over the lease term and analyzed on a property-by-property basis for any impairment in value.  Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term.  When circumstances indicate that a proved property may be impaired, EOG compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset.  If the future undiscounted cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is generally calculated by using the Income Approach as described in the Fair Value Measurement Topic of the Financial Accounting Standards Board's Accounting Standards Codification.  For certain assets held for sale, EOG utilized accepted bids as the basis for determining fair value.

Impairments of $54 million for the first quarter of 2013 were $80 million lower than impairments for the same prior year period primarily due to lower impairments of proved properties and other assets ($79 million) and decreased amortization of unproved property costs ($12 million) in the United States, partially offset by higher impairments of proved properties ($13 million) in Canada.  EOG recorded impairments of proved properties and other assets of $27 million and $94 million for the first quarter of 2013 and 2012, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2013 increased $13 million to $135 million (5.7% of wellhead revenues) compared to $122 million (6.5% of wellhead revenues) for the same prior year period.  The increase in taxes other than income was primarily due to increased severance/production taxes as a result of increased wellhead revenues in the United States ($17 million), partially offset by decreased severance/production taxes in Trinidad ($3 million).

Other income (expense), net for the first quarter of 2013 declined $21 million compared to the same prior year period.  The decrease was primarily due to an increase in foreign currency transaction losses.

Income tax provision of $266 million for the first quarter of 2013 increased $70 million from $196 million in 2012 due primarily to greater pretax income.  The net effective tax rate for the first quarter of 2013 decreased to 35% from 38% in the prior year period.

Capital Resources and Liquidity

Cash Flow.  The primary sources of cash for EOG during the three months ended March 31, 2013 were funds generated from operations and proceeds from asset sales.  The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; and dividend payments to stockholders.  During the first three months of 2013, EOG's cash balance increased $232 million to $1,108 million from $876 million at December 31, 2012.

Net cash provided by operating activities of $1,425 million for the first three months of 2013 increased $347 million compared to the same period of 2012 primarily reflecting an increase in wellhead revenues ($486 million) and a decrease in cash paid for income taxes ($30 million), partially offset by an unfavorable change in the net cash flow from the settlement of financial commodity derivative contracts ($67 million), an increase in cash operating expenses ($53 million), unfavorable changes in working capital and other assets and liabilities ($34 million) and an increase in net cash paid for interest expense ($21 million).

Net cash used in investing activities of $1,160 million for the first three months of 2013 decreased by $216 million compared to the same period of 2012 due primarily to a decrease in additions to oil and gas properties ($275 million), a decrease in additions to other property, plant and equipment ($79 million) and an increase in proceeds from sales of assets ($29 million), partially offset by unfavorable changes in working capital associated with investing activities ($167 million).

Net cash used in financing activities of $39 million for the first three months of 2013 included cash dividend payments ($46 million) and the purchase of treasury stock in connection with stock compensation plans ($11 million).  Cash provided by financing activities for the first three months of 2013 included excess tax benefits from stock-based compensation ($12 million) and proceeds from stock options exercised ($8 million).  Net cash used in financing activities for the first three months of 2012 included cash dividend payments ($43 million) and the purchase of treasury stock in connection with stock compensation plans ($20 million).  Cash provided by financing activities for the first three months of 2012 included proceeds from stock options exercised ($20 million) and excess tax benefits from stock-based compensation ($17 million).

Total Expenditures.  For the year 2013, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $7.0 billion to $7.2 billion, excluding acquisitions.  The table below sets out components of total expenditures for the three-month periods ended March 31, 2013 and 2012 (in millions):

	Three Months Ended
	March 31,
	2013	2012

Expenditure Category
Capital
Drilling and Facilities	$1,518	$1,717
Leasehold Acquisitions	73	150
Capitalized Interest	10	12
Subtotal	1,601	1,879
Exploration Costs	44	43
Dry Hole Costs	4	-
Exploration and Development Expenditures	1,649	1,922
Asset Retirement Costs	5	12
Total Exploration and Development Expenditures	1,654	1,934
Other Property, Plant and Equipment	92	171
Total Expenditures	$1,746	$2,105

Exploration and development expenditures of $1,649 million for the first three months of 2013 were $273 million lower than the same period of 2012 due primarily to decreased drilling and facilities expenditures in the United States ($215 million) and Argentina ($8 million); and decreased leasehold acquisition expenditures in the United States ($62 million) and Canada ($15 million); partially offset by increased drilling and facilities expenditures in Trinidad ($23 million).  The exploration and development expenditures for the first three months of 2013 of $1,649 million consist of $1,469 million in development, $170 million in exploration and $10 million in capitalized interest.  The exploration and development expenditures for the first three months of 2012 of $1,922 million consist of $1,648 million in development, $262 million in exploration and $12 million in capitalized interest.

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

Commodity Derivative Transactions.  As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013, EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk.  EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as (Losses) Gains on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact is reflected as Cash Flows from Operating Activities.  In addition to financial transactions, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions.  The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Commodity Derivative Contracts.  The total fair value of EOG's crude oil and natural gas derivative contracts was reflected on the Consolidated Balance Sheets at March 31, 2013 as an asset of $33 million and a liability of $59 million, respectively.  Presented below is a comprehensive summary of EOG's crude oil derivative contracts at May 3, 2013, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
		Weighted
	Volume	Average Price
	(Bbld)	($/Bbl)
2013 (1)
January 2013 (closed)	101,000	$99.29
February 1, 2013 through April 30, 2013 (closed)	109,000	99.17
May 1, 2013 through June 30, 2013	101,000	99.29
July 1, 2013 through December 31, 2013	93,000	98.44

2014 (2)
January 1, 2014 through June 30, 2014	42,000	$95.86

(1)
EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for additional six-month periods.  Options covering a notional volume of 62,000 Bbld are exercisable on June 28, 2013.  If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 62,000 Bbld at an average price of $100.24 per barrel for each month during the period July 1, 2013 through December 31, 2013.  Options covering a notional volume of 54,000 Bbld are exercisable on December 31, 2013.  If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 54,000 Bbld at an average price of $98.91 per barrel for each month during the period January 1, 2014 through June 30, 2014.

(2)
EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for an additional six-month period.  Options covering a total notional volume of 11,000 Bbld are exercisable on June 27, 2014 and options covering a total notional volume of 31,000 Bbld are exercisable on June 30, 2014.   If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 42,000 Bbld at an average price of $95.86 per barrel for each month during the period July 1, 2014 through December 31, 2014.

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at May 3, 2013, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2013 (1)
January 1, 2013 through April 30, 2013 (closed)	150,000	$4.79
May 2013 (closed)	200,000	4.72
June 1, 2013 through October 31, 2013	200,000	4.72
November 1, 2013 through December 31, 2013	150,000	4.79

2014 (2)
January 1, 2014 through December 31, 2014	170,000	$4.54

(1)	EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. Such options are exercisable monthly up until the settlement date of each monthly contract. For the period June 1, 2013 through October 31, 2013, if the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 200,000 MMBtud at an average price of $4.72 per MMBtu for each month during that period. For the period November 1, 2013 through December 31, 2013, if the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 150,000 MMBtud at an average price of $4.79 per MMBtu for each month during that period.
(2)	EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. Additionally, in connection with certain natural gas derivative contracts settled in July 2012, counterparties retain an option of entering into derivative contracts at future dates. All such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 320,000 MMBtud at an average price of $4.66 per MMBtu for each month during the period January 1, 2014 through December 31, 2014.

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

•	political conditions and developments around the world (such as political instability and armed conflict), including in the areas in which EOG operates;
•	the use of competing energy sources and the development of alternative energy sources;
•	the extent to which EOG incurs uninsured losses and liabilities or losses and liabilities in excess of its insurance coverage;
•	acts of war and terrorism and responses to these acts;
•	physical, electronic and cyber security breaches; and
•	the other factors described under Item 1A, "Risk Factors," on pages 16 through 23 of EOG's Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on pages 42 through 47 of EOG's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013 (EOG's 2012 Annual Report); and (ii) Note 11, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-25 through F-28 of EOG's 2012 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES
 EOG RESOURCES, INC.

Disclosure Controls and Procedures.  EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q (Evaluation Date). Based on this evaluation, EOG's principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of the Evaluation Date in ensuring that information that is required to be disclosed in the reports EOG files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to EOG's management, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.      LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

On April 15, 2013, EOG Resources, Inc. (EOG) entered into a Consent Agreement with the North Dakota Department of Health (NDDH) to resolve potential air emissions violations at certain of EOG's wells in the North Dakota Bakken shale play.  As initially reported by EOG in its Form 10-Q for the quarterly period ended June 30, 2012, EOG, upon its discovery of the potential air emissions violations, promptly reported to the NDDH and implemented additional preventative controls and equipment to reduce emissions.  In consideration of EOG's self-reporting and prompt implementation of such additional controls and equipment, the Consent Agreement provides for reduced fines.  As part of the Consent Agreement, EOG will pay a civil penalty of $198,700 to the NDDH.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG Resources, Inc.'s (EOG) share repurchase activity:

			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share	Programs	the Plans or Programs (2)

January 1, 2013 – January 31, 2013	24,917	$125.62	-	6,386,200
February 1, 2013 – February 28, 2013	11,273	131.28	-	6,386,200
March 1, 2013 – March 31, 2013	50,462	124.18	-	6,386,200
Total	86,652	125.52	-

(1)	Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share authorization of EOG's Board of Directors (Board) discussed below.
(2)	In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the first quarter of 2013, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.       MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this report.

ITEM 5.     OTHER INFORMATION

2013 Annual Meeting of Stockholders

The 2013 annual meeting of stockholders (Annual Meeting) of EOG Resources, Inc. (EOG) was held on May 2, 2013 in Houston, Texas, for the following purposes: (i) to elect seven directors to hold office until EOG's 2014 annual meeting of stockholders and until their respective successors are duly elected and qualified; (ii) to ratify the appointment by the Audit Committee of EOG's Board of Directors (Board) of Deloitte & Touche LLP, independent registered public accounting firm, as EOG's auditors for the year ending December 31, 2013; (iii) to approve the Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Amended and Restated 2008 Stock Plan) to, as further discussed below, increase the number of shares of EOG common stock available for grant under the plan and effect certain other changes; and (iv) to hold a non-binding advisory vote on the compensation of EOG's named executive officers.  At the close of business on March 8, 2013, the record date for the Annual Meeting, there were 271,903,701 shares of EOG common stock issued, outstanding and entitled to vote at the Annual Meeting.

Proxies for the Annual Meeting were solicited by the Board pursuant to Regulation 14A under the Securities Exchange Act of 1934 (as amended), and there was no solicitation in opposition to the Board's nominees for director.

Each of the seven nominees for director was duly elected by EOG's stockholders, with votes as follows:

Nominee	Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

Charles R. Crisp	217,860,180	9,381,622	520,236	10,464,412
James C. Day	218,888,393	8,352,860	520,785	10,464,412
Mark G. Papa	221,486,391	5,311,374	964,273	10,464,412
H. Leighton Steward	218,740,202	8,500,763	521,073	10,464,412
Donald F. Textor	217,910,603	9,326,816	524,619	10,464,412
William R. Thomas	225,868,602	1,374,541	518,895	10,464,412
Frank G. Wisner	217,346,452	9,893,068	522,518	10,464,412

The appointment of Deloitte & Touche LLP, independent registered public accounting firm, as EOG's auditors for the year ending December 31, 2013, was ratified by EOG's stockholders by the following vote: 236,607,685 shares for; 1,086,389 shares against; and 532,376 shares abstaining.  Broker non-votes were not applicable to this proposal.

The Amended and Restated 2008 Stock Plan was approved by EOG's stockholders by the following vote:

Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

212,482,745	14,713,794	565,499	10,464,412

With respect to the non-binding advisory vote on the compensation of EOG's named executive officers as disclosed in EOG's 2013 proxy statement, the compensation of EOG's named executive officers was approved by EOG's stockholders by the following vote:

Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

216,482,164	9,688,655	1,591,219	10,464,412

Amended and Restated 2008 Stock Plan

In February 2013, the Board and the Compensation Committee of the Board approved the Amended and Restated 2008 Stock Plan referenced above, subject to stockholder approval at the Annual Meeting, which approval the Board recommended. As noted above, EOG's stockholders approved the Amended and Restated 2008 Stock Plan at the Annual Meeting.

The Amended and Restated 2008 Stock Plan authorizes an additional 15,500,000 shares of EOG common stock for grant, for an aggregate total of 28,400,000 shares authorized for grant (which aggregate amount is inclusive of shares previously granted under the plan).  The Amended and Restated 2008 Stock Plan also provides for a fungible share design, which replaces the plan's sublimits on full-value awards (i.e., awards of restricted stock, restricted stock units, performance stock or performance units) with a system that counts each share issued as a full-value award on or after the effective date of the Amended and Restated 2008 Stock Plan (i.e., May 2, 2013 - the date of the Annual Meeting) as 2.45 shares against the aggregate plan share limit and each share issued as a stock option or a stock-settled stock appreciation right (SAR) as 1.0 share against the aggregate plan share limit.

In addition, the Amended and Restated 2008 Stock Plan provides for updated annual award limits.  Specifically, under the Amended and Restated 2008 Stock Plan, (i) the maximum value of all awards that may be granted to a director in a fiscal year is $600,000; (ii) the maximum number of shares of stock with respect to which stock options or SARs may be granted to a participant during a fiscal year is 1,000,000 (plus the amount of the participant's unused annual award limit for stock options and SARs as of the close of the previous fiscal year); and (iii) the maximum number of shares of stock with respect to which performance stock awards or performance unit awards may be granted to an employee during a fiscal year is 400,000.

The Amended and Restated 2008 Stock Plan also includes the following new provisions: (i) a prohibition on the payment of dividends and dividend equivalents on unexercised stock options and SARs; (ii) the addition of a net exercise feature for stock option exercises; (iii) an expanded list of permissible performance metrics for performance stock and performance unit awards; (iv) a provision making awards subject to any clawback policy EOG may adopt as required by United States Securities and Exchange Commission (SEC) rules, New York Stock Exchange listing requirements or other applicable law; and (v) an extension of the termination date of the plan to May 2, 2023 (i.e., ten years after the effective date of the Amended and Restated 2008 Stock Plan).

The above summary does not purport to be a complete description of the new provisions and other changes set forth in the Amended and Restated 2008 Stock Plan or a complete description of the provisions of the Amended and Restated 2008 Stock Plan, and is qualified in its entirety by reference to the text of the Amended and Restated 2008 Stock Plan, which is incorporated herein by reference to Exhibit 4.4 to EOG's Registration Statement on Form S-8 filed with the SEC on May 3, 2013.  Reference is also made to the description of the Amended and Restated 2008 Stock Plan set forth on pages 51-60 of EOG's 2013 proxy statement filed with the SEC on March 27, 2013.

Amendments to Bylaws

Effective May 3, 2013, the Board approved amendments to Article V ("Officers") of EOG's Bylaws, to conform the offices specified therein and the descriptions of the powers, duties and responsibilities of each office set forth therein to EOG's current officer positions and governance structure.  In addition, the Board approved amendments, also effective May 3, 2013, to (i) certain additional provisions in the Bylaws, to conform such provisions to the amended provisions of Article V, and (ii) Section 10 of Article III ("Board of Directors") of the Bylaws, to permit the members of the Board or a Board committee to consent to action without a meeting by electronic transmission of their consent (i.e., as an alternative to providing such consent in writing).

The above summary does not purport to be a complete description of the amendments to EOG's Bylaws, and is qualified in its entirety by reference to the text of EOG's amended Bylaws, which are incorporated herein by reference to Exhibit 4.2 to EOG's Registration Statement on Form S-8 filed with the SEC on May 3, 2013.

ITEM 6.      EXHIBITS

Exhibit No.                                              Description

3.1	-	Bylaws, as amended and restated effective as of May 3, 2013 (incorporated by reference to Exhibit 4.2 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.1	-
Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, effective as of May 2, 2013 (incorporated by reference to Exhibit 4.4 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.2	-
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.3	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.6 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.4	-
Form of Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.7 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.5	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.8 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.6	-
Form of Performance Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.9 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.7	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.10 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.8	-
Form of Non-Employee Director Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.11 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

Exhibit No.                                              Description

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2013 and 2012, (ii) the Consolidated Balance Sheets - March 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: May 6, 2013	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.                                              Description

3.1	-	Bylaws, as amended and restated effective as of May 3, 2013 (incorporated by reference to Exhibit 4.2 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.1	-
Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, effective as of May 2, 2013 (incorporated by reference to Exhibit 4.4 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.2	-
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.3	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.6 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.4	-
Form of Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.7 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.5	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.8 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.6	-
Form of Performance Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.9 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.7	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.10 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

10.8	-
Form of Non-Employee Director Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.11 to EOG's Registration Statement on Form S-8, filed May 3, 2013).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

Exhibit No.                                              Description

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2013 and 2012, (ii) the Consolidated Balance Sheets - March 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.