Form 10-Q
period 2014-03-31
EOG RESOURCES INC
filed 2014-05-06
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Title of each class	Number of shares
Common Stock, par value $0.01 per share	546,505,826 (as of April 28, 2014)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net Operating Revenues
Crude Oil and Condensate	$2,397,102	$1,781,833
Natural Gas Liquids	246,235	169,529
Natural Gas	556,693	410,879
Losses on Mark-to-Market Commodity Derivative Contracts	(155,736)	(104,956)
Gathering, Processing and Marketing	1,015,411	922,957
Gains on Asset Dispositions, Net	11,498	164,233
Other, Net	12,468	12,039
Total	4,083,671	3,356,514
Operating Expenses
Lease and Well	320,834	249,000
Transportation Costs	243,237	184,257
Gathering and Processing Costs	33,924	24,504
Exploration Costs	48,058	44,216
Dry Hole Costs	8,348	3,962
Impairments	113,361	53,548
Marketing Costs	1,006,304	904,649
Depreciation, Depletion and Amortization	946,491	846,388
General and Administrative	82,862	77,985
Taxes Other Than Income	195,973	134,931
Total	2,999,392	2,523,440
Operating Income	1,084,279	833,074
Other Expense, Net	(3,338)	(10,134)
Income Before Interest Expense and Income Taxes	1,080,941	822,940
Interest Expense, Net	50,152	61,921
Income Before Income Taxes	1,030,789	761,019
Income Tax Provision	369,861	266,294
Net Income	$660,928	$494,725
Net Income Per Share
Basic	$1.22	$0.92
Diluted	$1.21	$0.91
Dividends Declared per Common Share	$0.125	$0.09375
Average Number of Common Shares
Basic	542,278	538,717
Diluted	548,071	544,526
Comprehensive Income
Net Income	$660,928	$494,725
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(12,930)	(14,264)
Foreign Currency Swap Transaction	50	1,701
Income Tax Related to Foreign Currency Swap Transaction	(670)	-
Interest Rate Swap Transaction	777	737
Income Tax Related to Interest Rate Swap Transaction	(281)	(265)
Other	23	28
Other Comprehensive Income (Loss)	(13,031)	(12,063)
Comprehensive Income	$647,897	$482,662

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and Cash Equivalents	$1,667,212	$1,318,209
Accounts Receivable, Net	1,801,665	1,658,853
Inventories	635,419	563,268
Assets from Price Risk Management Activities	-	8,260
Income Taxes Receivable	191	4,797
Deferred Income Taxes	429,695	244,606
Other	288,294	274,022
Total	4,822,476	4,072,015

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	44,324,008	42,821,803
Other Property, Plant and Equipment	3,128,400	2,967,085
Total Property, Plant and Equipment	47,452,408	45,788,888
Less: Accumulated Depreciation, Depletion and Amortization	(20,453,971)	(19,640,052)
Total Property, Plant and Equipment, Net	26,998,437	26,148,836
Other Assets	320,375	353,387
Total Assets	$32,141,288	$30,574,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,647,209	$2,254,418
Accrued Taxes Payable	270,908	159,365
Dividends Payable	67,768	50,795
Liabilities from Price Risk Management Activities	227,036	127,542
Current Portion of Long-Term Debt	6,579	6,579
Other	176,142	263,017
Total	3,395,642	2,861,716

Long-Term Debt	5,902,952	5,906,642
Other Liabilities	922,586	865,067
Deferred Income Taxes	5,886,794	5,522,354
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 546,892,339 Shares Issued at March 31, 2014 and 546,378,440 Shares Issued at December 31, 2013	205,471	202,732
Additional Paid in Capital	2,697,807	2,646,879
Accumulated Other Comprehensive Income	402,803	415,834
Retained Earnings	12,760,895	12,168,277
Common Stock Held in Treasury, 396,906 Shares at March 31, 2014 and 206,830 Shares at December 31, 2013	(33,662)	(15,263)
Total Stockholders' Equity	16,033,314	15,418,459
Total Liabilities and Stockholders' Equity	$32,141,288	$30,574,238

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$660,928	$494,725
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	946,491	846,388
Impairments	113,361	53,548
Stock-Based Compensation Expenses	35,565	30,436
Deferred Income Taxes	232,808	200,779
Gains on Asset Dispositions, Net	(11,498)	(164,233)
Other, Net	5,442	8,268
Dry Hole Costs	8,348	3,962
Mark-to-Market Commodity Derivative Contracts
Total Losses	155,736	104,956
Net Cash (Payments for) Received from Settlements of Commodity Derivative Contracts	(34,033)	67,050
Excess Tax Benefits from Stock-Based Compensation	(27,422)	(11,673)
Other, Net	3,589	5,022
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(144,317)	(236,757)
Inventories	(68,948)	(15,058)
Accounts Payable	361,810	186,065
Accrued Taxes Payable	139,801	9,004
Other Assets	(12,536)	(47,193)
Other Liabilities	(29,169)	(52,933)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(68,283)	(57,421)
Net Cash Provided by Operating Activities	2,267,673	1,424,935

Investing Cash Flows
Additions to Oil and Gas Properties	(1,736,630)	(1,604,123)
Additions to Other Property, Plant and Equipment	(165,966)	(92,201)
Proceeds from Sales of Assets	19,825	479,436
Changes in Restricted Cash	(9,047)	-
Changes in Components of Working Capital Associated with Investing Activities	68,258	57,149
Net Cash Used in Investing Activities	(1,823,560)	(1,159,739)

Financing Cash Flows
Long-Term Debt Borrowings	496,220	-
Long-Term Debt Repayments	(500,000)	-
Settlement of Foreign Currency Swap	(31,573)	-
Dividends Paid	(51,780)	(46,220)
Excess Tax Benefits from Stock-Based Compensation	27,422	11,673
Treasury Stock Purchased	(28,897)	(11,024)
Proceeds from Stock Options Exercised	985	8,004
Debt Issuance Costs	(942)	-
Repayment of Capital Lease Obligation	(1,474)	(1,427)
Other, Net	25	272
Net Cash Used in Financing Activities	(90,014)	(38,722)

Effect of Exchange Rate Changes on Cash	(5,096)	5,125

Increase in Cash and Cash Equivalents	349,003	231,599
Cash and Cash Equivalents at Beginning of Period	1,318,209	876,435
Cash and Cash Equivalents at End of Period	$1,667,212	$1,108,034

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

The consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC).  Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented.  Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014 (EOG's 2013 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

On February 24, 2014, EOG's Board of Directors (Board) approved a two-for-one stock split in the form of a stock dividend, payable to stockholders of record as of March 17, 2014, and paid on March 31, 2014.  All share and per share amounts in the financial statements and these notes for all periods have been restated to reflect the two-for-one stock split.

2.	Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2013 Annual Report, EOG maintains various stock-based compensation plans.  Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013

Lease and Well	$11.6	$9.8
Gathering and Processing Costs	0.3	0.3
Exploration Costs	7.9	7.5
General and Administrative	15.8	12.8
Total	$35.6	$30.4

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units, performance units, performance stock and other stock-based awards.  At March 31, 2014, approximately 32.2 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from either previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan.  The fair value of stock option and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $12.0 million and $10.4 million during the three months ended March 31, 2014 and 2013, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2014 and 2013 are as follows:

	Stock Options/SARs				ESPP
	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2014		2013		2014		2013

Weighted Average Fair Value of Grants	$26.11		$19.31		$18.30		$14.40
Expected Volatility	35.89%		35.54%		25.83%		29.95%
Risk-Free Interest Rate	0.84%		0.50%		0.09%		0.12%
Dividend Yield	0.48%		0.60%		0.44%		0.60%
Expected Life	5.3	yrs	5.6	yrs	0.5	yrs	0.5	yrs

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock.  The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant.  The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2014 and 2013 (stock options and SARs in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant	Stock	Grant
	Options/SARs	Price	Options/SARs	Price

Outstanding at January 1	10,452	$54.43	12,438	$42.91
Granted	40	84.74	30	62.52
Exercised (1)	(353)	44.40	(1,122)	31.16
Forfeited	(66)	61.56	(60)	47.25
Outstanding at March 31 (2)	10,073	$54.85	11,286	$44.11

Vested or Expected to Vest (3)	9,619	$54.44	10,820	$43.91

Exercisable at March 31 (4)	4,314	$44.00	5,206	$38.95

(1)	The total intrinsic value of stock options/SARs exercised for the three months ended March 31, 2014 and 2013 was $16.2 million and $36.2 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
(2)	The total intrinsic value of stock options/SARs outstanding at March 31, 2014 and 2013 was $435.5 million and $225.1 million, respectively. At March 31, 2014 and 2013, the weighted average remaining contractual life was 4.4 years and 4.2 years, respectively.
(3)	The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2014 and 2013 was $419.8 million and $218.0 million, respectively. At March 31, 2014 and 2013, the weighted average remaining contractual life was 4.3 years and 4.1 years, respectively.
(4)	The total intrinsic value of stock options/SARs exercisable at March 31, 2014 and 2013 was $233.3 million and $130.7 million, respectively. At March 31, 2014 and 2013, the weighted average remaining contractual life was 3.0 years and 2.7 years, respectively.

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $22.7 million and $19.7 million for the three months ended March 31, 2014 and 2013, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2014 and 2013 (shares and units in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	7,358	$49.54	7,636	$45.53
Granted	384	94.01	500	64.29
Released (1)	(838)	24.47	(306)	59.81
Forfeited	(55)	57.73	(62)	46.66
Outstanding at March 31 (2)	6,849	$55.04	7,768	$46.17

(1)	The total intrinsic value of restricted stock and restricted stock units released for the three months ended March 31, 2014 and 2013 was $79.0 million and $19.0 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2014 and 2013 was $671.8 million and $497.4 million, respectively.

Performance Units and Performance Stock.  EOG grants performance units and/or performance stock to its executive officers.  The fair value of the performance units and performance stock is estimated using a Monte Carlo simulation. Stock-based compensation expense related to performance unit and performance stock grants totaled $0.9 million and $0.3 million for the three months ended March 31, 2014 and 2013.

The following table sets forth performance unit and performance stock transactions for the three-month periods ended March 31, 2014 and 2013 (shares and units in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares and	Grant Date	Shares and	Grant Date
	Units	Fair Value	Units	Fair Value

Outstanding at January 1	261	$82.18	143	$67.05
Granted	-	-	-	-
Released	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31 (1)	261	$82.18	143	$67.05

(1)	The total intrinsic value of performance units and performance stock outstanding at March 31, 2014 and 2013 was $21.9 million and $8.7 million, respectively.

At March 31, 2014, unrecognized compensation expense related to performance unit and performance stock grants totaled $5.2 million.  Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.2 years.

3.	Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$660,928	$494,725

Denominator for Basic Earnings Per Share -
Weighted Average Shares	542,278	538,717
Potential Dilutive Common Shares -
Stock Options/SARs	2,426	2,197
Restricted Stock/Units and Performance Units/Stock	3,367	3,612
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	548,071	544,526

Net Income Per Share
Basic	$1.22	$0.92
Diluted	$1.21	$0.91

The diluted earnings per share calculation excluded stock options and SARs that were anti-dilutive.  Shares underlying the excluded stock options and SARs totaled 0.2 million and 0.2 million shares for the three months ended March 31, 2014 and 2013, respectively.

4.	Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Interest (1)	$53,547	$54,558
Income Taxes, Net of Refunds Received	$21,359	$54,440

(1)	Net of capitalized interest of $14 million and $10 million for the three months ended March 31, 2014 and 2013, respectively.

EOG's accrued capital expenditures at March 31, 2014 and 2013 were $867 million and $809 million, respectively.

5.	Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Net Operating Revenues
United States	$3,852,065	$3,031,852
Canada	90,574	183,743
Trinidad	136,733	135,348
Other International (1)	4,299	5,571
Total	$4,083,671	$3,356,514

Operating Income (Loss)
United States	$1,041,021	$690,526
Canada	(10,038)	71,413
Trinidad	74,315	80,895
Other International (1)	(21,019)	(9,760)
Total	1,084,279	833,074

Reconciling Items
Other Expense, Net	(3,338)	(10,134)
Interest Expense, Net	50,152	61,921
Income Before Income Taxes	$1,030,789	$761,019

(1)	Other International primarily includes EOG's United Kingdom, China and Argentina operations.

Total assets by reportable segment are presented below at March 31, 2014 and December 31, 2013 (in thousands):

	At	At
	March 31,	December 31,
	2014	2013
Total Assets
United States	$29,335,974	$27,668,713
Canada	832,451	880,765
Trinidad	982,956	986,796
Other International (1)	989,907	1,037,964
Total	$32,141,288	$30,574,238

(1)	Other International primarily includes EOG's United Kingdom, China and Argentina operations.

6.	Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Carrying Amount at Beginning of Period	$761,898	$665,944
Liabilities Incurred	37,453	12,592
Liabilities Settled (1)	(6,850)	(24,831)
Accretion	13,751	9,660
Revisions	-	67
Foreign Currency Translations	(6,636)	(5,201)
Carrying Amount at End of Period	$799,616	$658,231

Current Portion	$37,308	$19,186
Noncurrent Portion	$762,308	$639,045

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

7.	Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2014 are presented below (in thousands):

Three Months Ended
March 31, 2014

Balance at December 31, 2013	$9,211
Additions Pending the Determination of Proved Reserves	16,130
Reclassifications to Proved Properties	-
Costs Charged to Expense	-
Foreign Currency Translations	-
Balance at March 31, 2014	$25,341

8.	Commitments and Contingencies

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

EOG has defined contribution pension plans in place for most of its employees in the United States, Canada, Trinidad and the United Kingdom, and defined benefit pension plans covering certain of its employees in Canada and Trinidad.  For the three months ended March 31, 2014 and 2013, EOG's total costs recognized for these pension plans were $9.7 million and $10.4 million, respectively.  EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.	Long-Term Debt and Common Stock

Long-Term Debt.  During the three months ended March 31, 2014 and 2013, EOG utilized commercial paper and short-term borrowings under uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes.  EOG had no outstanding borrowings from commercial paper or uncommitted credit facilities at March 31, 2014.  The average borrowings outstanding under the commercial paper program were $31 million and $2 million  during the three months ended March 31, 2014 and 2013, respectively.  The average borrowings outstanding under the uncommitted credit facilities were $0.3 million and zero during the three months ended March 31, 2014 and 2013, respectively.  The weighted average interest rates for commercial paper borrowings during the three months ended March 31, 2014 and 2013 were 0.25% and 0.36%, respectively, and were 0.70% for uncommitted credit facility borrowings during the three months ended March 31, 2014.

On March 21, 2014, EOG closed its sale of the $500 million aggregate principal amount of its 2.45% Senior Notes due 2020 (Notes).  Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2014.  Net proceeds from the Notes offering of approximately $496 million were used for general corporate purposes, including repayment of any then-outstanding commercial paper borrowings and funding of capital expenditures.

On March 17, 2014, EOG repaid upon maturity the $150 million aggregate principal amount of its 4.75% Subsidiary Debt due 2014 (Subsidiary Debt) and settled the foreign currency swap entered into contemporaneously with the issuance of the Subsidiary Debt for $32 million.

On February 3, 2014, EOG repaid upon maturity the $350 million aggregate principal amount of its Floating Rate Senior Notes due 2014 (Floating Rate Notes).  On the same date, EOG settled the interest rate swap entered into contemporaneously with the issuance of the Floating Rate Notes for $0.8 million.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders.  The Agreement matures on October 11, 2016, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods, subject to, among certain other terms and conditions, the consent of the banks holding greater than 50% of the commitments then outstanding under the Agreement.  At March 31, 2014, there were no borrowings or letters of credit outstanding under the Agreement.  Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offered Rate (LIBOR) plus an applicable margin (Eurodollar rate), or the base rate (as defined in the Agreement) plus an applicable margin.  At March 31, 2014, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.03% and 3.25%, respectively.

Common Stock.  On February 24, 2014, the Board increased the quarterly cash dividend on the common stock from the previous $0.09375 per share to $0.125 per share, effective beginning with the dividend paid on April 30, 2014, to stockholders of record as of April 16, 2014.

11.	Fair Value Measurements

As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2013 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets.  The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in millions):

	Fair Value Measurements Using:
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At March 31, 2014
Financial Assets:
Natural Gas Options/Swaptions	$-	$12	$-	$12

Financial Liabilities:
Crude Oil Swaps	$-	$23	$-	$23
Crude Oil Options/Swaptions	-	173	-	173
Natural Gas Options/Swaptions	-	31	-	31

At December 31, 2013
Financial Assets:
Natural Gas Options/Swaptions	$-	$8	$-	$8

Financial Liabilities:
Crude Oil Swaps	$-	$17	$-	$17
Crude Oil Options/Swaptions	-	110	-	110
Foreign Currency Rate Swap	-	40	-	40
Interest Rate Swap	-	1	-	1

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

Proved oil and gas properties with a carrying amount of $94 million were written down to their fair value of $20 million, resulting in pretax impairment charges of $74 million for the three months ended March 31, 2014.  Included in the $74 million pretax impairment charges are $56 million of impairments of proved oil and gas properties for which EOG utilized an accepted offer from a third-party purchaser as the basis for determining fair value.  Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

Fair Value of Debt.  At both March 31, 2014 and December 31, 2013, EOG had outstanding $5,890 million aggregate principal amount of debt, which had estimated fair values of approximately $6,254 million and $6,222 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

12.	Risk Management Activities

Commodity Price Risk.  As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's 2013 Annual Report, EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk.  EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.  In addition to financial transactions, from time to time EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions.  These physical commodity contracts qualify for the normal purchases and normal sales exception and, therefore, are not subject to hedge accounting or mark-to-market accounting.  The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Commodity Derivative Contracts.  Presented below is a comprehensive summary of EOG's crude oil derivative contracts at March 31, 2014, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
		Weighted
	Volume	Average Price
	(Bbld)	($/Bbl)
2014 (1)
January 2014 (closed)	156,000	$96.30
February 2014 (closed)	171,000	96.35
March 2014 (closed)	181,000	96.55
April 1, 2014 through May 31, 2014	181,000	96.55
June 2014	171,000	96.35
July 1, 2014 through December 31, 2014	74,000	95.37

2015 (2)	-	$-

(1)	EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for additional three-month and six-month periods. Options covering a notional volume of 10,000 Bbld are exercisable on or about May 30, 2014. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 10,000 Bbld at an average price of $100.00 per barrel for each month during the period June 1, 2014 through August 31, 2014. Options covering a notional volume of 118,000 Bbld are exercisable on or about June 30, 2014. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 118,000 Bbld at an average price of $96.64 per barrel for each month during the period July 1, 2014 through December 31, 2014.
(2)	EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for additional six-month periods. Options covering a notional volume of 69,000 Bbld are exercisable on or about December 31, 2014. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 69,000 Bbld at an average price of $95.20 per barrel for each month during the period January 1, 2015 through June 30, 2015.

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at March 31, 2014, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2014 (1)
January 2014 (closed)	230,000	$4.51
February 2014 (closed)	710,000	4.57
March 2014 (closed)	810,000	4.60
April 2014 (closed)	465,000	4.52
May 1, 2014 through December 31, 2014	330,000	4.55

2015 (2)
January 1, 2015 through December 31, 2015	175,000	$4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates.  All such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 480,000 MMBtud at an average price of $4.63 per MMBtu for each month during the period May 1, 2014 through December 31, 2014.

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

Foreign Currency Exchange Rate Derivative.  EOG was party to a foreign currency aggregate swap with multiple banks to eliminate any exchange rate impacts that may have resulted from the Subsidiary Debt issued by one of EOG's Canadian subsidiaries.  The foreign currency swap expired and was settled contemporaneously with the repayment upon maturity of the Subsidiary Debt on March 17, 2014 (see Note 10).

Interest Rate Derivative.  EOG was a party to an interest rate swap with a counterparty bank.  The interest rate swap was entered into in order to mitigate EOG's exposure to volatility in interest rates related to its $350 million principal amount of Floating Rate Notes.  The interest rate swap expired and was settled contemporaneously with the repayment upon maturity of the Floating Rate Notes on February 3, 2014 (see Note 10).

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at March 31, 2014 and December 31, 2013.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
		March 31,	December 31,
Description	Location on Balance Sheet	2014	2013

Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$-	$8
Noncurrent portion	Other Assets (2)	$12	$-

Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (3)	$227	$127
Noncurrent portion	Other Liabilities (4)	$-	$-

Foreign currency swap -
Current portion	Current Liabilities - Other	$-	$40

Interest rate swap -
Current portion	Current Liabilities - Other	$-	$1

(1)	The current portion of Assets from Price Risk Management Activities consists of gross assets of $18 million, partially offset by gross liabilities of $10 million at December 31, 2013.
(2)	The noncurrent portion of Assets from Price Risk Management Activities consists of gross assets of $21 million, partially offset by gross liabilities of $9 million at March 31, 2014.
(3)	The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $227 million at March 31, 2014 and gross liabilities of $137 million, partially offset by gross assets of $10 million at December 31, 2013.
(4)	The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $9 million, offset by gross assets of $9 million at March 31, 2014.

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately.  See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2014 and December 31, 2013.  EOG had no collateral posted and held no collateral at March 31, 2014 and December 31, 2013.

13.  Divestitures

During the first quarter of 2014, EOG received proceeds of approximately $20 million from sales of producing properties and acreage primarily in the Mid-Continent and Rocky Mountain areas.  During the first quarter of 2013, EOG received proceeds of approximately $480 million primarily from the sale of its entire interest in the planned Kitimat liquefied natural gas export terminal, the proposed Pacific Trail Pipelines and undeveloped acreage in the Horn River Basin in Canada and from sales of producing properties and acreage in the Upper Gulf Coast region and the Permian Basin.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 EOG RESOURCES, INC.

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States, Canada, Trinidad, the United Kingdom, China and Argentina.  EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves, controlling operating and capital costs and maximizing reserve recoveries.  This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term production growth while maintaining a strong balance sheet.  Maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations is also an important goal in the implementation of EOG's strategy.

United States and Canada.  EOG's efforts to identify plays with large reserve potential have proven successful.  EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and liquids-rich production.  EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and liquids-rich reservoirs.  In 2014, EOG continues to focus its efforts on developing its existing North American crude oil and liquids-rich acreage.  In addition, increasing drilling and completion efficiencies and testing methods to improve the recovery factor of the oil-in-place will continue to be areas of emphasis in 2014.  In addition, EOG continues to evaluate certain potential crude oil and liquids-rich exploration and development prospects.  On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or natural gas liquids (NGLs) to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 68% of total North American production during the first quarter of 2014 as compared to 59% for the comparable period in 2013.  This liquids growth primarily reflects increased production from the South Texas Eagle Ford, the North Dakota Bakken and the Permian Basin.  Based on current results, EOG expects its 2014 crude oil and condensate and NGLs production to continue to increase both in total and as a percentage of total company production as compared to 2013.  EOG's major producing areas in the United States and Canada are in New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.

EOG continues to deliver its crude oil to various markets in the United States, including sales points on the Gulf Coast where sales prices are based on the premium Light Louisiana Sweet crude oil index.  EOG's crude-by-rail facilities provide EOG the ability to direct its crude oil shipments via rail car to the most favorable markets, including the Gulf Coast, Cushing, Oklahoma, and other markets.

International.  In Trinidad, EOG continues to deliver natural gas under existing supply contracts.  Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a) and Modified U(b) Block and the EMZ Area have been developed and are producing natural gas sold to the National Gas Company of Trinidad and Tobago and crude oil and condensate sold to the Petroleum Company of Trinidad and Tobago.  EOG expects to drill three net development wells in the SECC and Modified U(b) Blocks during 2014.

In the United Kingdom, EOG continues to make progress in the development of its 100% working interest East Irish Sea Conwy crude oil discovery.  Modifications to the nearby third-party-owned Douglas platform, which will be used to process Conwy production, continued in the first quarter of 2014.  First production from the Conwy field is anticipated in late 2014.

EOG's activity in Argentina is focused on the Vaca Muerta oil shale formation in the Neuquén Basin in Neuquén Province.  In 2014, EOG completed a vertical well in the Cerro Avispa Block that was drilled in late 2013 and plans to participate in the drilling of an additional well in this block and a well in the Bajo del Toro Block.

In the Sichuan Basin, Sichuan Province, People's Republic of China, EOG drilled one well and plans to drill five additional wells on its acreage during the remainder of 2014.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure.  One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 27% at March 31, 2014 and 28% at December 31, 2013.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On March 21, 2014, EOG closed its sale of the $500 million aggregate principal amount of its 2.45% Senior Notes due 2020 (Notes).  Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2014.  Net proceeds from the Notes offering of approximately $496 million were used for general corporate purposes, including repayment of any then-outstanding commercial paper borrowings and funding of capital expenditures.

On March 17, 2014, EOG repaid upon maturity the $150 million aggregate principal amount of its 4.75% Subsidiary Debt due 2014 (Subsidiary Debt) and settled the foreign currency swap entered into contemporaneously with the issuance of the Subsidiary Debt for $32 million.

On February 3, 2014, EOG repaid upon maturity the $350 million aggregate principal amount of its Floating Rate Senior Notes due 2014 (Floating Rate Notes).  On the same date, EOG settled the interest rate swap entered into contemporaneously with the issuance of the Floating Rate Notes for $0.8 million.

EOG's total anticipated 2014 capital expenditures are estimated to range from $8.1 billion to $8.3 billion, excluding acquisitions.  The majority of 2014 expenditures will be focused on United States crude oil and, to a lesser extent, liquids-rich drilling activity.  EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.  Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Net Operating Revenues.  During the first quarter of 2014, net operating revenues increased $727 million, or 22%, to $4,084 million from $3,357 million for the same period of 2013.  Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2014 increased $838 million, or 35%, to $3,200 million from $2,362 million for the same period of 2013.  During the first quarter of 2014, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $156 million compared to net losses of $105 million for the same period of 2013.  Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, NGLs and natural gas as well as fees associated with gathering third-party natural gas, for the first quarter of 2014 increased $92 million, or 10%, to $1,015 million from $923 million for the same period of 2013.  Gains on asset dispositions, net, totaled $11 million and $164 million for the first quarters of 2014 and 2013, respectively.

Wellhead volume and price statistics for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013

Crude Oil and Condensate Volumes (MBbld) (1)
United States	258.1	178.3
Canada	7.2	7.7
Trinidad	1.1	1.2
Other International (2)	0.1	0.1
Total	266.5	187.3

Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$100.58	$106.57
Canada	89.98	85.32
Trinidad	89.93	94.51
Other International (2)	87.20	95.13
Composite	100.25	105.61

Natural Gas Liquids Volumes (MBbld) (1)
United States	70.8	58.6
Canada	0.8	0.9
Total	71.6	59.5

Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$38.10	$31.63
Canada	46.88	41.90
Composite	38.20	31.78

Natural Gas Volumes (MMcfd) (1)
United States	894	934
Canada	64	79
Trinidad	387	352
Other International (2)	7	8
Total	1,352	1,373

Average Natural Gas Prices ($/Mcf) (3)
United States	$4.96	$3.08
Canada	4.70	3.24
Trinidad	3.63	3.91
Other International (2)	6.12	6.75
Composite	4.58	3.32

Crude Oil Equivalent Volumes (MBoed) (4)
United States	478.0	392.6
Canada	18.7	21.8
Trinidad	65.6	59.8
Other International (2)	1.2	1.4
Total	563.5	475.6

Total MMBoe (4)	50.7	42.8

(1)	Thousand barrels per day or million cubic feet per day, as applicable.
(2)	Other International includes EOG's United Kingdom, China and Argentina operations.
(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Consolidated Financial Statements).
(4)	Thousand barrels of oil equivalent per day or million barrels of oil equivalent, as applicable; includes crude oil and condensate, natural gas liquids and natural gas. Crude oil equivalents are determined using the ratio of 1.0 barrel of crude oil and condensate or natural gas liquids to 6.0 thousand cubic feet of natural gas. MMBoe is calculated by multiplying the MBoed amount by the number of days in the period and then dividing that amount by one thousand.

Wellhead crude oil and condensate revenues for the first quarter of 2014 increased $615 million, or 35%, to $2,397 million from $1,782 million for the same period of 2013 due to an increase of 79 MBbld, or 42%, in wellhead crude oil and condensate production ($743 million) primarily in the Eagle Ford, the North Dakota Bakken and the Permian Basin, partially offset by a lower composite average wellhead crude oil and condensate price ($128 million).  EOG's composite average wellhead crude oil and condensate price for the first quarter of 2014 decreased 5% to $100.25 per barrel compared to $105.61 per barrel for the same period of 2013.

NGLs revenues for the first quarter of 2014 increased $76 million, or 45%, to $246 million from $170 million for the same period of 2013 due to a higher composite average price ($41 million) and an increase of 12 MBbld, or 20%, in NGLs deliveries ($35 million).  The increase in deliveries primarily reflects increased volumes in the Eagle Ford and the Permian Basin.  EOG's composite average NGLs price for the first quarter of 2014 increased 20% to $38.20 per barrel compared to $31.78 per barrel for the same period of 2013.

Wellhead natural gas revenues for the first quarter of 2014 increased $146 million, or 35%, to $557 million from $411 million for the same period of 2013.  The increase was due to a higher composite average wellhead natural gas price ($152 million), partially offset by a decrease in natural gas deliveries ($6 million).  Natural gas deliveries for the first quarter of 2014 decreased 21 MMcfd, or 2%, to 1,352 MMcfd from 1,373 MMcfd for the same period of 2013.  The decrease was primarily due to lower production in the United States (40 MMcfd) and Canada (15 MMcfd), partially offset by increased production in Trinidad (35 MMcfd).  The decrease in the United States was primarily attributable to asset sales and reduced natural gas drilling activity.  The decrease in Canada was primarily due to decreased production in Alberta and the Horn River Basin area.  The increase in Trinidad was primarily attributable to increased contractual deliveries.  EOG's composite average wellhead natural gas price for the first quarter of 2014 increased 38% to $4.58 per Mcf compared to $3.32 per Mcf for the same period of 2013.

During the first quarter of 2014, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $156 million compared to net losses of $105 million for the same period of 2013.  During the first quarter of 2014, the net cash paid for settlements of crude oil and natural gas derivative contracts was $34 million compared to net cash received from settlements of crude oil and natural gas derivative contracts of $67 million for the same period of 2013.

For the three months ended March 31, 2014 and 2013, gathering, processing and marketing revenues were primarily related to sales of third-party crude oil and natural gas.  Purchases and sales of third-party crude oil and natural gas are utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.  Marketing costs represent the costs of purchasing third-party crude oil and natural gas and the associated transportation costs.

During the first quarter of 2014, gathering, processing and marketing revenues and marketing costs increased primarily as a result of increased crude oil marketing activities.  Gathering, processing and marketing revenues less marketing costs for the first quarter of 2014 totaled $9 million compared to $18 million for the same period of 2013.  The decline primarily reflects lower margins on crude oil marketing activities.

Operating and Other Expenses.  For the first quarter of 2014, operating expenses of $2,999 million were $476 million higher than the $2,523 million incurred during the first quarter of 2013.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013

Lease and Well	$6.34	$5.82
Transportation Costs	4.80	4.30
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	18.16	19.15
Other Property, Plant and Equipment	0.53	0.62
General and Administrative (G&A)	1.64	1.82
Interest Expense, Net	0.99	1.45
Total (1)	$32.46	$33.16

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and interest expense, net for the three months ended March 31, 2014, compared to the same period of 2013 are set forth below.  See "Net Operating Revenues" above for a discussion of production volumes.

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

Lease and well expenses of $321 million for the first quarter of 2014 increased $72 million from $249 million for the same prior year period primarily due to increased operating and maintenance costs ($48 million) and workover expenditures ($18 million) in the United States.

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

Transportation costs of $243 million for the first quarter of 2014 increased $59 million from $184 million for the same prior year period primarily due to increased transportation costs related to production from the Eagle Ford ($44 million) and the Rocky Mountain area ($18 million), partially offset by decreased transportation costs related to production from the Fort Worth Basin Barnett Shale area ($5 million).

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

DD&A expenses for the first quarter of 2014 increased $100 million to $946 million from $846 million for the same prior year period.  DD&A expenses associated with oil and gas properties for the first quarter of 2014 were $100 million higher than the same prior year period.  The increase primarily reflects increased production in the United States ($157 million), partially offset by a decrease in unit rates in the United States ($61 million).  Unit rates decreased due primarily to upward reserve revisions.

Interest expense, net, of $50 million for the first three months of 2014 decreased $12 million from $62 million for the same prior year period primarily due to the repayment on October 1, 2013, of the $400 million aggregate principal amount of 6.125% Senior Notes due 2013, as well as increases in capitalized interest in the United States and the United Kingdom.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs increased $9 million to $34 million for the first quarter of 2014 compared to $25 million for the same prior year period.  The increase primarily reflects increased activities in the Eagle Ford.

Impairments include amortization of unproved oil and gas property costs, as well as impairments of proved oil and gas properties; other property, plant and equipment; and other assets.  Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term.  When circumstances indicate that a proved property may be impaired, EOG compares expected undiscounted future cash flows at a DD&A group level to the unamortized capitalized cost of the asset.  If the expected undiscounted future cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is generally calculated by using the Income Approach described in the Fair Value Measurement Topic of the Financial Accounting Standards Board's Accounting Standards Codification.  In certain instances, EOG utilizes accepted bids as the basis for determining fair value.

Impairments of $113 million for the first quarter of 2014 were $60 million higher than impairments for the same prior year period primarily due to higher impairments of proved properties ($53 million) and increased amortization of unproved property costs ($13 million) in the United States, partially offset by lower impairments of proved properties ($6 million) in Canada.  EOG recorded impairments of proved properties and other assets of $74 million and $27 million for the first quarters of 2014 and 2013, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2014 increased $61 million to $196 million (6.1% of wellhead revenues) compared to $135 million (5.7% of wellhead revenues) for the same prior year period.  The increase in taxes other than income was primarily due to increased severance/production taxes as a result of increased wellhead revenues in the United States ($51 million) and increased ad valorem/property taxes in the United States ($8 million).

Other expense, net for the first quarter of 2014 decreased $7 million compared to the same prior year period.  The decrease was primarily due to a decrease in foreign currency transaction losses ($14 million), partially offset by increased losses on sales of warehouse stock and other fixed assets ($4 million) and decreased equity income from investments in ammonia plants in Trinidad ($2 million).

Income tax provision of $370 million for the first quarter of 2014 increased $104 million from $266 million in 2013 due primarily to greater pretax income.  The net effective tax rate for the first quarter of 2014 increased to 36% from 35% in the prior year period.

Capital Resources and Liquidity

Cash Flow.  The primary sources of cash for EOG during the three months ended March 31, 2014, were funds generated from operations, net proceeds from the issuance of the Notes and proceeds from asset sales.  The primary uses of cash were funds used in operations; exploration and development expenditures; repayments of debt; other property, plant and equipment expenditures; and dividend payments to stockholders.  During the first three months of 2014, EOG's cash balance increased $349 million to $1,667 million from $1,318 million at December 31, 2013.

Net cash provided by operating activities of $2,268 million for the first three months of 2014 increased $843 million compared to the same period of 2013 primarily reflecting an increase in wellhead revenues ($838 million), favorable changes in working capital and other assets and liabilities ($269 million) and a decrease in cash paid for income taxes ($33 million), partially offset by an increase in cash operating expenses ($202 million) and an unfavorable change in the net cash flow from the settlement of financial commodity derivative contracts ($101 million).

Net cash used in investing activities of $1,824 million for the first three months of 2014 increased by $664 million compared to the same period of 2013 due primarily to a decrease in proceeds from sales of assets ($460 million); an increase in additions to oil and gas properties ($133 million); an increase in additions to other property, plant and equipment ($74 million) and an increase in restricted cash ($9 million), partially offset by favorable changes in working capital associated with investing activities ($11 million).

Net cash used in financing activities of $90 million for the first three months of 2014 included repayments of long-term debt ($500 million), cash dividend payments ($52 million), the settlement of a foreign currency swap ($32 million) and the purchase of treasury stock in connection with stock compensation plans ($29 million).  Cash provided by financing activities for the first three months of 2014 included net proceeds from the issuance of the Notes ($496 million) and excess tax benefits from stock-based compensation ($27 million).  Net cash used in financing activities of $39 million for the first three months of 2013 included cash dividend payments ($46 million) and the purchase of treasury stock in connection with stock compensation plans ($11 million).  Cash provided by financing activities for the first three months of 2013 included excess tax benefits from stock-based compensation ($12 million) and proceeds from stock options exercised ($8 million).

Total Expenditures.  For the year 2014, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $8.1 billion to $8.3 billion, excluding acquisitions.  The table below sets out components of total expenditures for the three-month periods ended March 31, 2014 and 2013 (in millions):

	Three Months Ended
	March 31,
	2014	2013

Expenditure Category
Capital
Drilling and Facilities	$1,648	$1,518
Leasehold Acquisitions	63	73
Property Acquisitions	4	-
Capitalized Interest	14	10
Subtotal	1,729	1,601
Exploration Costs	48	44
Dry Hole Costs	8	4
Exploration and Development Expenditures	1,785	1,649
Asset Retirement Costs	37	5
Total Exploration and Development Expenditures	1,822	1,654
Other Property, Plant and Equipment	166	92
Total Expenditures	$1,988	$1,746

    Exploration and development expenditures of $1,785 million for the first three months of 2014 were $136 million higher than the same period of 2013 due primarily to increased drilling and facilities expenditures in the United States ($193 million), the United Kingdom ($7 million) and China ($6 million), partially offset by decreased drilling and facilities expenditures in Canada ($39 million) and Trinidad ($32 million) and decreased leasehold acquisition expenditures in the United States ($10 million).  The exploration and development expenditures for the first three months of 2014 of $1,785 million consist of $1,627 million in development, $140 million in exploration, $14 million in capitalized interest and $4 million in property acquisitions.  The exploration and development expenditures for the first three months of 2013 of $1,649 million consist of $1,469 million in development, $170 million in exploration and $10 million in capitalized interest.

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

Commodity Derivative Transactions.  As more fully discussed in Note 11 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014, EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk.  EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Losses on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact is reflected as Cash Flows from Operating Activities.  In addition to financial transactions, from time to time, EOG is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions.  The financial impact of physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

Commodity Derivative Contracts.  The total fair value of EOG's crude oil and natural gas derivative contracts was reflected on the Consolidated Balance Sheets at March 31, 2014 as a net liability of $215 million.  Presented below is a comprehensive summary of EOG's crude oil derivative contracts at May 5, 2014, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
		Weighted
	Volume	Average Price
	(Bbld)	($/Bbl)
2014 (1)
January 2014 (closed)	156,000	$96.30
February 2014 (closed)	171,000	96.35
March 1, 2014 through April 30, 2014 (closed)	181,000	96.55
May 2014	181,000	96.55
June 2014	171,000	96.35
July 1, 2014 through December 31, 2014	74,000	95.37

2015 (2)	-	$-

(1)	EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for additional three-month and six-month periods. Options covering a notional volume of 10,000 Bbld are exercisable on or about May 30, 2014. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 10,000 Bbld at an average price of $100.00 per barrel for each month during the period June 1, 2014 through August 31, 2014. Options covering a notional volume of 118,000 Bbld are exercisable on or about June 30, 2014. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 118,000 Bbld at an average price of $96.64 per barrel for each month during the period July 1, 2014 through December 31, 2014.
(2)	EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for additional six-month periods. Options covering a notional volume of 69,000 Bbld are exercisable on or about December 31, 2014. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 69,000 Bbld at an average price of $95.20 per barrel for each month during the period January 1, 2015 through June 30, 2015.

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at May 5, 2014, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2014 (1)
January 2014 (closed)	230,000	$4.51
February 2014 (closed)	710,000	4.57
March 2014 (closed)	810,000	4.60
April 2014 (closed)	465,000	4.52
May 2014 (closed)	685,000	4.55
June 1, 2014 through December 31, 2014	330,000	4.55

2015 (2)
January 1, 2015 through December 31, 2015	175,000	$4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates.  All such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 480,000 MMBtud at an average price of $4.63 per MMBtu for each month during the period June 1, 2014 through December 31, 2014.

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
•
the other factors described under Item 1A, "Risk Factors", on pages 17 through 26 of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on pages 47 through 51 of EOG's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014 (EOG's 2013 Annual Report); and (ii) Note 11, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-27 through F-30 of EOG's 2013 Annual Report.  There have been no material changes in this information.  For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG Resources, Inc.'s (EOG) share repurchase activity:

			Total Number of
	Total		Shares Purchased as	Maximum Number
	Number of	Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share	Programs	the Plans or Programs (2)

January 1, 2014 – January 31, 2014	13,646	$83.85	-	6,386,200
February 1, 2014 – February 28, 2014	35,074	90.01	-	6,386,200
March 1, 2014 – March 31, 2014	259,018	94.65	-	6,386,200
Total	307,738	93.64	-

(1)	Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share authorization of EOG's Board of Directors (Board) discussed below.
(2)	In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the first quarter of 2014, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.   MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this report.

ITEM 5.  OTHER INFORMATION

The 2014 annual meeting of stockholders (Annual Meeting) of EOG Resources, Inc. (EOG) was held on May 1, 2014, in Houston, Texas, for the following purposes: (i) to elect eight directors to hold office until EOG's 2015 annual meeting of stockholders and until their respective successors are duly elected and qualified; (ii) to ratify the appointment by the Audit Committee of EOG's Board of Directors (Board) of Deloitte & Touche LLP, independent registered public accounting firm, as EOG's auditors for the year ending December 31, 2014; (iii) to hold a non-binding advisory vote on the compensation of EOG's named executive officers; and (iv) to consider two stockholder proposals, if properly presented at the Annual Meeting.

At the close of business on March 7, 2014, the record date for the Annual Meeting, there were 273,127,851 shares of EOG common stock issued, outstanding and entitled to vote at the Annual Meeting (unadjusted for the announced 2-for-1 stock split effective March 31, 2014).  Proxies for the Annual Meeting were solicited by the Board pursuant to Regulation 14A under the Securities Exchange Act of 1934 (as amended), and there was no solicitation in opposition to the Board's nominees for director.

Each of the eight nominees for director was duly elected by EOG's stockholders, with votes as follows:

Nominee	Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

Janet F. Clark	222,797,558	1,502,334	537,755	12,581,329
Charles R. Crisp	221,296,462	2,996,671	544,514	12,581,329
James C. Day	222,493,008	1,804,692	539,947	12,581,329
Mark G. Papa	222,733,982	1,562,453	541,212	12,581,329
H. Leighton Steward	221,957,943	2,338,129	541,575	12,581,329
Donald F. Textor	220,934,740	3,361,969	540,938	12,581,329
William R. Thomas	218,955,591	4,910,602	971,454	12,581,329
Frank G. Wisner	216,797,292	7,494,838	545,517	12,581,329

The appointment of Deloitte & Touche LLP, independent registered public accounting firm, as EOG's auditors for the year ending December 31, 2014, was ratified by EOG's stockholders by the following vote: 235,745,774 shares for; 1,130,495 shares against; and 542,707 shares abstaining.  Broker non-votes were not applicable to this proposal.

With respect to the non-binding advisory vote on the compensation of EOG's named executive officers as disclosed in EOG's 2014 proxy statement, the compensation of EOG's named executive officers was approved by EOG's stockholders by the following vote:

Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

217,715,750	6,126,238	995,659	12,581,329

The two stockholder proposals, which were each properly presented at the Annual Meeting, received the following votes:

Proposal	Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

Stockholder Proposal Concerning Quantitative Risk Management Reporting for Hydraulic Fracturing Operations	48,259,485	124,379,518	52,198,644	12,581,329

Stockholder Proposal Concerning a Methane Emissions Report	48,476,677	124,140,093	52,220,877	12,581,329

ITEM 6.  EXHIBITS

Exhibit No.		Description

4.1	-	Officers' Certificate Establishing 2.45% Senior Notes due 2020, dated March 21, 2014 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 25, 2014).

4.2	-	Form of Global Note with respect to the 2.45% Senior Notes due 2020 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 25, 2014).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2014 and 2013, (ii) the Consolidated Balance Sheets - March 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date: May 5, 2014	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

4.1	-	Officers' Certificate Establishing 2.45% Senior Notes due 2020, dated March 21, 2014 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 25, 2014).

4.2	-	Form of Global Note with respect to the 2.45% Senior Notes due 2020 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 25, 2014).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.
* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2014 and 2013, (ii) the Consolidated Balance Sheets - March 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.