Form 10-Q
period 2014-09-30
EOG RESOURCES INC
filed 2014-11-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	548,009,414 (as of October 27, 2014)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		Page No.

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Statements of Income and Comprehensive Income - Three Months Ended September 30, 2014 and 2013 and Nine Months Ended September 30, 2014 and 2013	3

		Consolidated Balance Sheets - September 30, 2014 and December 31, 2013	4

		Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 and 2013	5

		Notes to Consolidated Financial Statements	6

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	ITEM 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	37

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	ITEM 4.	Mine Safety Disclosures	37

	ITEM 6.	Exhibits	38

SIGNATURES			39

EXHIBIT INDEX			40

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Operating Revenues
Crude Oil and Condensate	$2,671,502	$2,337,742	$7,687,579	$6,132,574
Natural Gas Liquids	258,927	208,190	753,135	556,176
Natural Gas	443,108	396,123	1,508,892	1,269,604
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	469,125	(293,387)	84,119	(206,853)
Gathering, Processing and Marketing	1,196,933	872,699	3,240,139	2,755,069
Gains on Asset Dispositions, Net	60,346	8,183	75,700	185,569
Other, Net	18,675	11,846	40,279	45,956
Total	5,118,616	3,541,396	13,389,843	10,738,095
Operating Expenses
Lease and Well	368,340	299,169	1,035,632	817,057
Transportation Costs	246,067	219,790	729,883	628,538
Gathering and Processing Costs	41,621	31,121	108,015	81,522
Exploration Costs	48,955	39,429	139,221	130,968
Dry Hole Costs	16,359	19,548	30,265	59,260
Impairments	55,542	85,917	207,938	177,432
Marketing Costs	1,213,652	876,761	3,263,471	2,746,900
Depreciation, Depletion and Amortization	1,040,018	928,800	2,983,111	2,685,719
General and Administrative	96,931	98,654	270,725	257,246
Taxes Other Than Income	204,969	172,438	606,411	458,566
Total	3,332,454	2,771,627	9,374,672	8,043,208
Operating Income	1,786,162	769,769	4,015,171	2,694,887
Other Income (Expense), Net	(21,338)	11,168	(16,726)	5,867
Income Before Interest Expense and Income Taxes	1,764,824	780,937	3,998,445	2,700,754
Interest Expense, Net	49,704	59,382	151,723	182,950
Income Before Income Taxes	1,715,120	721,555	3,846,722	2,517,804
Income Tax Provision	611,502	259,057	1,375,823	900,889
Net Income	$1,103,618	$462,498	$2,470,899	$1,616,915
Net Income Per Share
Basic	$2.03	$0.85	$4.55	$3.00
Diluted	$2.01	$0.85	$4.51	$2.96
Dividends Declared per Common Share	$0.1675	$0.0938	$0.4175	$0.2813
Average Number of Common Shares
Basic	543,984	540,941	543,086	539,869
Diluted	549,518	547,152	548,401	545,712
Comprehensive Income
Net Income	$1,103,618	$462,498	$2,470,899	$1,616,915
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(38,886)	15,106	(27,438)	(18,472)
Foreign Currency Swap Transaction	—	1,459	50	2,498
Income Tax Related to Foreign Currency Swap Transaction	—	—	(670)	—
Interest Rate Swap Transaction	—	678	777	1,999
Income Tax Related to Interest Rate Swap Transaction	—	(244)	(281)	(719)
Other	23	27	(547)	82
Other Comprehensive Income (Loss)	(38,863)	17,026	(28,109)	(14,612)
Comprehensive Income	$1,064,755	$479,524	$2,442,790	$1,602,303
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$1,481,145	$1,318,209
Accounts Receivable, Net	2,009,091	1,658,853
Inventories	672,899	563,268
Assets from Price Risk Management Activities	132,931	8,260
Income Taxes Receivable	17,978	4,797
Deferred Income Taxes	238,258	244,606
Other	332,414	274,022
Total	4,884,716	4,072,015
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	47,912,930	42,821,803
Other Property, Plant and Equipment	3,571,545	2,967,085
Total Property, Plant and Equipment	51,484,475	45,788,888
Less: Accumulated Depreciation, Depletion and Amortization	(22,267,642)	(19,640,052)
Total Property, Plant and Equipment, Net	29,216,833	26,148,836
Other Assets	399,334	353,387
Total Assets	$34,500,883	$30,574,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,775,342	$2,254,418
Accrued Taxes Payable	257,948	159,365
Dividends Payable	91,094	50,795
Liabilities from Price Risk Management Activities	—	127,542
Deferred Income Taxes	2,444	—
Current Portion of Long-Term Debt	6,579	6,579
Other	245,339	263,017
Total	3,378,746	2,861,716

Long-Term Debt	5,903,232	5,906,642
Other Liabilities	1,084,461	865,067
Deferred Income Taxes	6,414,546	5,522,354
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 548,601,616 Shares Issued at September 30, 2014 and 546,378,440 Shares Issued at December 31, 2013	205,488	202,732
Additional Paid in Capital	2,785,716	2,646,879
Accumulated Other Comprehensive Income	387,725	415,834
Retained Earnings	14,410,707	12,168,277
Common Stock Held in Treasury, 701,786 Shares at September 30, 2014 and 206,830 Shares at December 31, 2013	(69,738)	(15,263)
Total Stockholders' Equity	17,719,898	15,418,459
Total Liabilities and Stockholders' Equity	$34,500,883	$30,574,238

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,470,899	$1,616,915
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,983,111	2,685,719
Impairments	207,938	177,432
Stock-Based Compensation Expenses	103,636	103,171
Deferred Income Taxes	974,522	657,686
Gains on Asset Dispositions, Net	(75,700)	(185,569)
Other, Net	17,188	460
Dry Hole Costs	30,265	59,260
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(84,119)	206,853
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	(188,937)	115,323
Excess Tax Benefits from Stock-Based Compensation	(87,827)	(50,230)
Other, Net	8,701	16,222
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(341,043)	(213,746)
Inventories	(119,166)	61,147
Accounts Payable	566,753	145,199
Accrued Taxes Payable	176,412	73,197
Other Assets	(61,966)	(78,799)
Other Liabilities	66,618	10,889
Changes in Components of Working Capital Associated with Investing and Financing Activities	(108,568)	(72,945)
Net Cash Provided by Operating Activities	6,538,717	5,328,184
Investing Cash Flows
Additions to Oil and Gas Properties	(5,653,035)	(5,084,335)
Additions to Other Property, Plant and Equipment	(587,178)	(271,136)
Proceeds from Sales of Assets	91,335	587,273
Changes in Restricted Cash	(91,238)	(68,061)
Changes in Components of Working Capital Associated with Investing Activities	108,999	72,916
Net Cash Used in Investing Activities	(6,131,117)	(4,763,343)
Financing Cash Flows
Long-Term Debt Borrowings	496,220	—
Long-Term Debt Repayments	(500,000)	—
Settlement of Foreign Currency Swap	(31,573)	—
Dividends Paid	(187,670)	(147,731)
Excess Tax Benefits from Stock-Based Compensation	87,827	50,230
Treasury Stock Purchased	(114,824)	(55,562)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	11,740	30,080
Debt Issuance Costs	(895)	—
Repayment of Capital Lease Obligation	(4,457)	(4,318)
Other, Net	(431)	29
Net Cash Used in Financing Activities	(244,063)	(127,272)
Effect of Exchange Rate Changes on Cash	(601)	4,813
Increase in Cash and Cash Equivalents	162,936	442,382
Cash and Cash Equivalents at Beginning of Period	1,318,209	876,435
Cash and Cash Equivalents at End of Period	$1,481,145	$1,318,817
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

On February 24, 2014, EOG's Board of Directors (Board) approved a two-for-one stock split in the form of a stock dividend, payable to stockholders of record as of March 17, 2014, and paid on March 31, 2014. All share and per share amounts in the financial statements and these notes have been restated to reflect the two-for-one stock split.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 "Revenue From Contracts With Customers" (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. EOG is analyzing the requirements of ASU 2014-09 to determine what impact the new standard will have on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 6 to the Consolidated Financial Statements included in EOG's 2013 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Lease and Well	$9.7	$7.2	$30.4	$25.4
Gathering and Processing Costs	0.4	0.3	0.9	0.9
Exploration Costs	6.7	6.7	20.2	20.6
General and Administrative	21.7	31.3	52.1	56.3
Total	$38.5	$45.5	$103.6	$103.2

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units, performance units, performance stock and other stock-based awards. At September 30, 2014, approximately 28.8 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from either previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $21.2 million and $19.2 million during the three months ended September 30, 2014 and 2013, respectively, and $44.9 million and $40.0 million during the nine months ended September 30, 2014 and 2013, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2014 and 2013 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted Average Fair Value of Grants	$30.77	$27.34	$21.27	$15.07
Expected Volatility	35.25%	35.86%	25.12%	29.89%
Risk-Free Interest Rate	0.95%	0.78%	0.08%	0.11%
Dividend Yield	0.6%	0.4%	0.5%	0.6%
Expected Life	5.2 years	5.5 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2014 and 2013 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	10,452	$54.43	12,438	$42.91
Granted	2,122	101.65	2,234	83.66
Exercised (1)	(1,351)	44.52	(3,648)	34.52
Forfeited	(226)	62.95	(168)	48.38
Outstanding at September 30 (2)	10,997	$64.58	10,856	$54.03
Vested or Expected to Vest (3)	10,568	$63.92	10,398	$53.63
Exercisable at September 30 (4)	5,573	$49.23	4,982	$44.03

(1)
The total intrinsic value of stock options/SARs exercised for the nine months ended September 30, 2014 and 2013 was $78.0 million and $134.2 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at September 30, 2014 and 2013 was $384.9 million and $332.3 million, respectively. At September 30, 2014 and 2013, the weighted average remaining contractual life was 4.6 years and 4.8 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2014 and 2013 was $376.6 million and $322.5 million, respectively. At September 30, 2014 and 2013, the weighted average remaining contractual life was 4.5 years and 4.7 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at September 30, 2014 and 2013 was $277.5 million and $202.4 million, respectively. At September 30, 2014 and 2013, the weighted average remaining contractual life was 3.3 years and 3.5 years, respectively.

At September 30, 2014, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $127.5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.9 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $13.9 million and $19.2 million for the three months ended September 30, 2014 and 2013, respectively, and $53.4 million and $55.5 million for the nine months ended September 30, 2014 and 2013, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2014 and 2013 (shares and units in thousands):

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	7,358	$49.54	7,636	$45.53
Granted	1,024	99.00	1,284	75.93
Released (1)	(2,540)	37.92	(1,234)	52.89
Forfeited	(220)	59.36	(160)	47.70
Outstanding at September 30 (2)	5,622	$63.41	7,526	$49.47

(1)
The total intrinsic value of restricted stock and restricted stock units released for the nine months ended September 30, 2014 and 2013 was $270.0 million and $89.2 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2014 and 2013 was $556.7 million and $637.0 million, respectively.

At September 30, 2014, unrecognized compensation expense related to restricted stock and restricted stock units totaled $192.5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.6 years.

Performance Units and Performance Stock. EOG grants performance units and/or performance stock to its executive officers. The fair value of the performance units and performance stock is estimated using a Monte Carlo simulation. Stock-based compensation expense related to performance unit and performance stock grants totaled $3.4 million and $7.1 million for the three months ended September 30, 2014 and 2013, respectively, and $5.3 million and $7.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Weighted average fair values and valuation assumptions used to value performance unit and performance stock grants during the nine-month periods ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013
Weighted Average Fair Value of Grants	$119.27	$100.34
Expected Volatility	32.18%	33.63%
Risk-Free Interest Rate	1.18%	0.79%

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth performance unit and performance stock transactions for the nine-month periods ended September 30, 2014 and 2013 (shares and units in thousands):

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	261	$82.18	142	$67.05
Granted	72	119.27	119	100.34
Released	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30 (1)	333	$90.17	261	$82.18

(1)	The total intrinsic value of performance units and performance stock outstanding at September 30, 2014 and 2013 was $33.0 million and $22.1 million, respectively.

At September 30, 2014, unrecognized compensation expense related to performance units and performance stock totaled $9.4 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and nine-month periods ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,103,618	$462,498	$2,470,899	$1,616,915
Denominator for Basic Earnings Per Share -
Weighted Average Shares	543,984	540,941	543,086	539,869
Potential Dilutive Common Shares -
Stock Options/SARs	2,760	2,378	2,644	2,196
Restricted Stock/Units and Performance Units/Stock	2,774	3,833	2,671	3,647
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	549,518	547,152	548,401	545,712
Net Income Per Share
Basic	$2.03	$0.85	$4.55	$3.00
Diluted	$2.01	$0.85	$4.51	$2.96

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 0.2 million and 0.5 million shares for the three months ended September 30, 2014 and 2013, respectively, and 0.2 million shares for each of the nine months ended September 30, 2014 and 2013.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Interest (1)	$143,615	$172,808
Income Taxes, Net of Refunds Received	$330,476	$220,450

(1)	Net of capitalized interest of $43 million and $34 million for the nine months ended September 30, 2014 and 2013, respectively.

EOG's accrued capital expenditures at September 30, 2014 and 2013 were $960 million and $743 million, respectively.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Operating Revenues
United States	$4,924,226	$3,337,008	$12,748,128	$9,981,084
Canada	66,765	77,515	229,901	350,398
Trinidad	123,154	122,280	398,140	390,552
Other International (1)	4,471	4,593	13,674	16,061
Total	$5,118,616	$3,541,396	$13,389,843	$10,738,095
Operating Income (Loss)
United States	$1,767,044	$747,958	$3,900,263	$2,522,127
Canada	(17,869)	(21,647)	(43,711)	29,683
Trinidad	61,328	61,087	209,785	213,875
Other International (1)	(24,341)	(17,629)	(51,166)	(70,798)
Total	1,786,162	769,769	4,015,171	2,694,887
Reconciling Items
Other Income (Expense), Net	(21,338)	11,168	(16,726)	5,867
Interest Expense, Net	49,704	59,382	151,723	182,950
Income Before Income Taxes	$1,715,120	$721,555	$3,846,722	$2,517,804

(1)    Other International primarily includes EOG's United Kingdom, China and Argentina operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at September 30, 2014 and December 31, 2013 (in thousands):

	At September 30, 2014	At December 31, 2013
Total Assets
United States	$31,578,693	$27,668,713
Canada	809,139	880,765
Trinidad	791,625	986,796
Other International (1)	1,321,426	1,037,964
Total	$34,500,883	$30,574,238

(1)    Other International primarily includes EOG's United Kingdom, China and Argentina operations.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Carrying Amount at Beginning of Period	$761,898	$665,944
Liabilities Incurred	91,822	48,556
Liabilities Settled (1)	(44,805)	(54,859)
Accretion	33,833	26,421
Revisions	68,785	27,252
Foreign Currency Translations	(4,178)	(5,898)
Carrying Amount at End of Period	$907,355	$707,416

Current Portion	$12,528	$14,329
Noncurrent Portion	$894,827	$693,087

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2014, are presented below (in thousands):

Nine Months Ended September 30, 2014

Balance at December 31, 2013	$9,211
Additions Pending the Determination of Proved Reserves	47,927
Reclassifications to Proved Properties	(15,285)
Costs Charged to Expense	(4,011)
Balance at September 30, 2014	$37,842

At September 30, 2014, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Canada, Trinidad and the United Kingdom, and defined benefit pension plans covering certain of its employees in Canada and Trinidad. For the nine months ended September 30, 2014 and 2013, EOG's total costs recognized for these pension plans were $29.6 million and $28.9 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. During the nine months ended September 30, 2014 and 2013, EOG utilized commercial paper and short-term borrowings under uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes. EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at September 30, 2014. The average borrowings outstanding under the commercial paper program were $16 million and $23 million during the nine months ended September 30, 2014 and 2013, respectively. The average borrowings outstanding under the uncommitted credit facilities were $0.1 million and zero during the nine months ended September 30, 2014 and 2013, respectively. The weighted average interest rates for commercial paper borrowings during the nine months ended September 30, 2014 and 2013 were 0.25% and 0.30%, respectively, and 0.70% for uncommitted credit facility borrowings during the nine months ended September 30, 2014.

At September 30, 2014, $500 million aggregate principal amount of 2.95% Senior Notes due 2015 were classified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On February 3, 2014, EOG repaid upon maturity the $350 million aggregate principal amount of its Floating Rate Senior Notes due 2014 (Floating Rate Notes). On the same date, EOG settled the interest rate swap entered into contemporaneously with the issuance of the Floating Rate Notes for $0.8 million.

EOG currently has a $2.0 billion unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement matures on October 11, 2016, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods, subject to, among certain other terms and conditions, the consent of the banks holding greater than 50% of the commitments then outstanding under the Agreement. At September 30, 2014, there were no borrowings or letters of credit outstanding under the Agreement. Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offered Rate (LIBOR) plus an applicable margin (Eurodollar rate), or the base rate (as defined in the Agreement) plus an applicable margin. At September 30, 2014, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.03% and 3.25%, respectively.

Restricted Cash. In order to comply with the Canadian Alberta Energy Regulator's requirements to post financial security for well abandonment obligations, EOG Resources Canada Inc. (EOGRC) established a 160 million Canadian dollar letter of credit facility (subsequently increased to 190 million Canadian dollars), which matures on May 29, 2018, with Royal Bank of Canada (RBC) as the lender. The letter of credit facility requires EOGRC to deposit cash, in an amount equal to all outstanding letters of credit under such facility, in a cash collateral account at RBC. At September 30, 2014, the balance in this account was 170 million Canadian dollars (152 million United States dollars).

Common Stock. On August 5, 2014, the Board increased the quarterly cash dividend on the common stock from the previous $0.125 per share to $0.1675 per share, effective beginning with the dividend to be paid on October 31, 2014, to stockholders of record as of October 17, 2014.

11.    Fair Value Measurements

As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2013 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2014
Financial Assets
Natural Gas Options/Swaptions	$—	$32	$—	$32
Crude Oil Swaps	—	84	—	84
Crude Oil Options/Swaptions	—	23	—	23

At December 31, 2013
Financial Assets
Natural Gas Options/Swaptions	$—	$8	$—	$8

Financial Liabilities
Crude Oil Swaps	$—	$17	$—	$17
Crude Oil Options/Swaptions	—	110	—	110
Foreign Currency Rate Swap	—	40	—	40
Interest Rate Swap	—	1	—	1

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

Proved oil and gas properties and other assets with a carrying amount of $152 million were written down to their fair value of $68 million, resulting in pretax impairment charges of $84 million for the nine months ended September 30, 2014. Included in the $84 million pretax impairment charges are $58 million of impairments of proved oil and gas properties and other assets for which EOG utilized an accepted offer from a third-party purchaser as the basis for determining fair value. Significant Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

Fair Value of Debt. At both September 30, 2014 and December 31, 2013, EOG had outstanding $5,890 million aggregate principal amount of debt, which had estimated fair values of approximately $6,243 million and $6,222 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's crude oil derivative contracts at September 30, 2014, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2014
January 2014 (closed)	156,000	$96.30
February 2014 (closed)	171,000	96.35
March 1, 2014 through June 30, 2014 (closed)	181,000	96.55
July 1, 2014 through August 31, 2014 (closed)	202,000	96.34
September 2014 (closed)	192,000	96.15
October 1, 2014 through December 31, 2014	192,000	96.15

2015 (1)
January 1, 2015 through June 30, 2015	20,000	$91.41
July 1, 2015 through December 31, 2015	10,000	89.98

(1)
EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for additional six-month periods. Options covering a notional volume of 69,000 Bbld are exercisable on or about December 31, 2014. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 69,000 Bbld at an average price of $95.20 per barrel for each month during the period January 1, 2015 through June 30, 2015. Options covering a notional volume of 10,000 Bbld are exercisable on June 30, 2015. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 10,000 Bbld at an average price of $92.85 per barrel for each month during the period July 1, 2015 through December 31, 2015.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at September 30, 2014, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2014 (1)
January 2014 (closed)	230,000	$4.51
February 2014 (closed)	710,000	4.57
March 2014 (closed)	810,000	4.60
April 2014 (closed)	465,000	4.52
May 2014 (closed)	685,000	4.55
June 2014 (closed)	515,000	4.52
July 2014 (closed)	340,000	4.55
August 1, 2014 through October 31, 2014 (closed)	330,000	4.55
November 1, 2014 through December 31, 2014	330,000	4.55

2015 (2)
January 1, 2015 through December 31, 2015	175,000	$4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. All such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 480,000 MMBtud at an average price of $4.63 per MMBtu for each month during the period November 1, 2014 through December 31, 2014.

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

Foreign Currency Exchange Rate Derivative. EOG was party to a foreign currency aggregate swap with multiple banks to eliminate any exchange rate impacts that may have resulted from the Subsidiary Debt. The foreign currency swap expired and was settled contemporaneously with the repayment upon maturity of the Subsidiary Debt on March 17, 2014 (see Note 10).

Interest Rate Derivative. EOG was party to an interest rate swap with a counterparty bank. The interest rate swap was entered into in order to mitigate EOG's exposure to volatility in interest rates related to its Floating Rate Notes. The interest rate swap expired and was settled contemporaneously with the repayment upon maturity of the Floating Rate Notes on February 3, 2014 (see Note 10).

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at September 30, 2014 and December 31, 2013. Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2014	December 31, 2013

Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$133	$8
Noncurrent portion	Other Assets (2)	$6	$—

Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (3)	$—	$127
Noncurrent portion	Other Liabilities (4)	$—	$—
Foreign currency swap -
Current portion	Current Liabilities - Other	$—	$40
Interest rate swap -
Current portion	Current Liabilities - Other	$—	$1

(1)
The current portion of Assets from Price Risk Management Activities consists of gross assets of $147 million, partially offset by gross liabilities of $14 million at September 30, 2014, and gross assets of $18 million, partially offset by gross liabilities of $10 million at December 31, 2013.

(2)	The noncurrent portion of Assets from Price Risk Management Activities consists of gross assets of $10 million, partially offset by gross liabilities of $4 million at September 30, 2014.

(3)
The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $14 million, offset by gross assets of $14 million at September 30, 2014, and gross liabilities of $137 million, partially offset by gross assets of $10 million at December 31, 2013.

(4)	The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $4 million, offset by gross assets of $4 million at September 30, 2014.

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

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2014 and December 31, 2013. EOG held collateral of $10 million and zero at September 30, 2014 and December 31, 2013, respectively, and had no collateral posted at September 30, 2014 and December 31, 2013.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

13.  Divestitures

During the first nine months of 2014, EOG received proceeds of approximately $91 million from sales of producing properties and acreage primarily in the Mid-Continent area, the Upper Gulf Coast region, Canada and the Rocky Mountain area. During the first nine months of 2013, EOG received proceeds of approximately $587 million primarily from sales of its entire interest in the planned Kitimat project, undeveloped acreage in the Horn River Basin in Canada and producing properties and acreage in the Upper Gulf Coast region, the Mid-Continent area and the Permian Basin.

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

United States and Canada. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and liquids-rich natural gas production. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and liquids-rich reservoirs. In 2014, EOG remains focused on developing its existing North American crude oil and liquids-rich acreage. In addition, increasing drilling and completion efficiencies and testing methods to improve the recovery factor of oil-in-place remain areas of emphasis in 2014. EOG also continues to evaluate certain potential crude oil and, to a lesser extent, liquids-rich exploration and development prospects. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or natural gas liquids (NGL) to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 69% of total North American production during the first nine months of 2014 as compared to 62% for the same comparable period in 2013. This liquids growth primarily reflects increased production from the South Texas Eagle Ford, the North Dakota Bakken and the Permian Basin. Based on current trends, EOG expects its 2014 crude oil and condensate and NGL production to continue to increase both in total and as a percentage of total company production as compared to 2013. EOG's major producing areas in the United States and Canada are in New Mexico, North Dakota, Texas, Utah, Wyoming and western Canada.

EOG continues to deliver its crude oil to various markets in the United States, including sales points on the Gulf Coast where sales are based upon the premium Light Louisiana Sweet crude oil index. EOG's crude-by-rail facilities provide EOG the ability to direct its crude oil shipments via rail car to the most favorable markets, including the Gulf Coast; Cushing, Oklahoma; and other markets.

International. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a) and Modified U(b) Block and the EMZ Area have been developed and are producing natural gas sold to the National Gas Company of Trinidad and Tobago and crude oil and condensate sold to the Petroleum Company of Trinidad and Tobago. EOG expects to finish drilling three net development wells and to complete one net well in the SECC and Modified U(b) Blocks during the fourth quarter of 2014.

In the United Kingdom, EOG continues to make progress in the development of its 100% working interest East Irish Sea Conwy crude oil discovery. Modifications to the nearby third-party-owned Douglas platform, which will be used to process Conwy production, continued in the first nine months of 2014. First production from the Conwy field is anticipated in the second quarter of 2015.

EOG's activity in Argentina is focused on the Vaca Muerta oil shale formation in the Neuquén Basin in Neuquén Province. In 2014, EOG completed a vertical well in the Cerro Avispa Block that was drilled in late 2013 and determined the well to be a dry hole. In the third quarter of 2014, EOG drilled an exploratory well in the Bajo del Toro Block and expects to complete a previously drilled well in the fourth quarter of 2014. EOG continues to evaluate its drilling results and exploration program in Argentina.

In the Sichuan Basin, Sichuan Province, People's Republic of China, EOG completed two wells during the first nine months of 2014. EOG expects to commence a five-well drilling program in the fourth quarter of 2014 with two wells planned in 2014 and three wells planned in 2015.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 25% and 28% at September 30, 2014 and December 31, 2013, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity. At September 30, 2014, $500 million aggregate principal amount of 2.95% Senior Notes due 2015 were reclassified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

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

Results of Operations

The following review of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Net Operating Revenues. During the third quarter of 2014, net operating revenues increased $1,578 million, or 45%, to $5,119 million from $3,541 million for the same period of 2013. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGL and natural gas, for the third quarter of 2014 increased $432 million, or 15%, to $3,374 million from $2,942 million for the same period of 2013. During the third quarter of 2014, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $469 million compared to net losses of $293 million for the same period of 2013. Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, NGL and natural gas as well as fees associated with gathering third-party natural gas, for the third quarter of 2014 increased $324 million, or 37%, to $1,197 million from $873 million for the same period of 2013. Gains on asset dispositions, net, totaled $60 million and $8 million for the third quarters of 2014 and 2013, respectively.

Wellhead volume and price statistics for the three-month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013
Crude Oil and Condensate Volumes (MBbld) (1)
United States	293.2	227.6
Canada	5.3	6.1
Trinidad	0.9	1.2
Other International (2)	0.1	0.1
Total	299.5	235.0
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$97.33	$108.56
Canada	87.64	97.90
Trinidad	87.87	94.96
Other International (2)	94.31	81.30
Composite	97.13	108.20
Natural Gas Liquids Volumes (MBbld) (1)
United States	85.8	68.2
Canada	0.6	0.9
Total	86.4	69.1
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$32.61	$32.75
Canada	40.38	32.24
Composite	32.67	32.74
Natural Gas Volumes (MMcfd) (1)
United States	941	899
Canada	63	76
Trinidad	356	352
Other International (2)	9	7
Total	1,369	1,334
Average Natural Gas Prices ($/Mcf) (3)
United States	$3.48	$3.19
Canada	4.05	2.61
Trinidad	3.50	3.41
Other International (2)	5.00	6.12
Composite	3.52	3.23
Crude Oil Equivalent Volumes (MBoed) (4)
United States	536.1	445.7
Canada	16.4	19.7
Trinidad	60.1	59.8
Other International (2)	1.5	1.2
Total	614.1	526.4

Total MMBoe (4)	56.5	48.4

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Argentina operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the third quarter of 2014 increased $334 million, or 14%, to $2,672 million from $2,338 million for the same period of 2013 due to an increase of 65 MBbld, or 27%, in wellhead crude oil and condensate production ($638 million) primarily in the Eagle Ford, the North Dakota Bakken and the Permian Basin, partially offset by a lower composite wellhead crude oil and condensate price ($304 million). EOG's composite wellhead crude oil and condensate price for the third quarter of 2014 decreased 10% to $97.13 per barrel compared to $108.20 per barrel for the same period of 2013.

NGL revenues for the third quarter of 2014 increased $51 million, or 24%, to $259 million from $208 million for the same period of 2013 due to an increase of 17 MBbld, or 25%, in NGL deliveries. The increase in deliveries primarily reflects increased volumes in the Permian Basin and the Eagle Ford.

Wellhead natural gas revenues for the third quarter of 2014 increased $47 million, or 12%, to $443 million from $396 million for the same period of 2013. The increase was due to a higher composite wellhead natural gas price ($37 million) and an increase in natural gas deliveries ($10 million). Natural gas deliveries for the third quarter of 2014 increased 35 MMcfd, or 3%, compared to the same period of 2013 due primarily to increased production in the United States (42 MMcfd), partially offset by lower production in Canada (13 MMcfd). The increase in the United States is due primarily to increased production of associated natural gas. The decrease in Canada was primarily due to decreased production in Alberta and the Horn River Basin area. EOG's composite wellhead natural gas price for the third quarter of 2014 increased 9% to $3.52 per Mcf compared to $3.23 per Mcf for the same period of 2013.

During the third quarter of 2014, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $469 million compared to net losses of $293 million for the same period of 2013. Net cash payments for settlements of crude oil and natural gas financial derivative contracts were $68 million and $21 million during the third quarter of 2014 and 2013, respectively.

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

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2014 declined $13 million as compared to the same period of 2013. The decline primarily reflects lower margins on crude oil marketing activities.

Operating and Other Expenses.  For the third quarter of 2014, operating expenses of $3,332 million were $560 million higher than the $2,772 million incurred during the third quarter of 2013.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Lease and Well	$6.53	$6.18
Transportation Costs	4.36	4.54
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	17.91	18.65
Other Property, Plant and Equipment	0.53	0.53
General and Administrative (G&A)	1.72	2.04
Interest Expense, Net	0.88	1.23
Total (1)	$31.93	$33.17

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and interest expense, net, for the three months ended September 30, 2014, compared to the same period of 2013 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

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
Lease and well expenses of $368 million for the third quarter of 2014 increased $69 million from $299 million for the same prior year period primarily due to increased operating and maintenance costs ($43 million), increased workover expenditures ($14 million) and increased lease and well administrative expenses ($12 million), all in the United States.
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
Transportation costs of $246 million for the third quarter of 2014 increased $26 million from $220 million for the same prior year period primarily due to increased transportation costs related to production from the Eagle Ford.

DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method. EOG's DD&A rate and expense are the composite of numerous individual DD&A group calculations. There are several factors that can impact EOG's composite DD&A rate and expense, such as field production profiles, drilling or acquisition of new wells, disposition of existing wells and reserve revisions (upward or downward) primarily related to well performance, economic factors and impairments. Changes to these factors may cause EOG's composite DD&A rate and expense to fluctuate from period to period. DD&A of the cost of other property, plant and equipment is generally calculated using the straight-line depreciation method over the useful lives of the assets.

DD&A expenses for the third quarter of 2014 increased $111 million to $1,040 million from $929 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2014 were $107 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($162 million), partially offset by a decrease in unit rates in the United States ($45 million). Unit rates decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

Interest expense, net, of $50 million for the third quarter of 2014 decreased $10 million compared to the same prior year period primarily due to reduced debt outstanding and a lower composite interest rate ($7 million) and increased capitalized interest ($2 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs increased $11 million to $42 million for the third quarter of 2014 compared to $31 million for the same prior year period. The increase primarily reflects increased activities in the Eagle Ford.

Exploration costs of $49 million for the third quarter of 2014 increased $10 million from $39 million for the same prior year period primarily due to increased geological and geophysical expenditures ($7 million) and increased exploration administrative expenses ($2 million) in the United States.

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

Impairments of $56 million for the third quarter of 2014 were $30 million lower than impairments for the same prior year period primarily due to lower impairments of other assets in the United States ($46 million), partially offset by increased amortization of unproved property costs in the United States ($15 million) and higher impairments of proved properties in Canada ($2 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $10 million and $55 million for the third quarter of 2014 and 2013, respectively.

Other income (expense), net, for the third quarter of 2014 decreased $33 million compared to the same prior year period. The decrease was primarily due to foreign currency exchange losses of $26 million in the third quarter of 2014 compared to foreign currency exchange gains of $20 million in the third quarter of 2013, partially offset by decreased deferred compensation expense ($8 million) and decreased losses on the disposition of warehouse stock ($6 million).

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2014 increased $33 million to $205 million (6.1% of wellhead revenues) compared to $172 million (5.9% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increases in the United States in severance/production taxes ($30 million) primarily as a result of increased wellhead revenues and higher ad valorem/property taxes ($10 million), partially offset by an increase in credits available to EOG in 2014 for Texas high-cost gas severance tax rate reductions ($5 million).

Income tax provision of $612 million for the third quarter of 2014 increased $353 million from $259 million for the third quarter of 2013 due primarily to higher pretax income. The net effective tax rate for the third quarter of 2014 of 36% was unchanged from the same prior year period.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Net Operating Revenues. During the first nine months of 2014, net operating revenues increased $2,652 million, or 25%, to $13,390 million from $10,738 million for the same period of 2013. Total wellhead revenues for the first nine months of 2014 increased $1,992 million, or 25%, to $9,950 million from $7,958 million for the same period of 2013. During the first nine months of 2014, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $84 million compared to net losses of $207 million for the same period of 2013. Gathering, processing and marketing revenues for the first nine months of 2014 increased $485 million, or 18%, to $3,240 million from $2,755 million for the same period of 2013. Gains on asset dispositions, net, totaled $76 million and $186 million for the first nine months of 2014 and 2013, respectively.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Crude Oil and Condensate Volumes (MBbld)
United States	275.5	204.3
Canada	6.0	6.7
Trinidad	1.0	1.3
Other International	0.1	0.1
Total	282.6	212.4
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$100.10	$106.36
Canada	90.74	90.53
Trinidad	90.84	91.80
Other International	90.68	88.90
Composite	99.87	105.76
Natural Gas Liquids Volumes (MBbld)
United States	78.4	63.5
Canada	0.7	0.9
Total	79.1	64.4
Average Natural Gas Liquids Prices ($/Bbl)
United States	$34.83	$31.55
Canada	43.01	37.83
Composite	34.90	31.64
Natural Gas Volumes (MMcfd)
United States	920	920
Canada	65	78
Trinidad	374	350
Other International	9	8
Total	1,368	1,356
Average Natural Gas Prices ($/Mcf) (1)
United States	$4.17	$3.33
Canada	4.49	3.01
Trinidad	3.61	3.71
Other International	5.03	6.58
Composite	4.04	3.43
Crude Oil Equivalent Volumes (MBoed)
United States	507.3	421.2
Canada	17.5	20.7
Trinidad	63.4	59.5
Other International	1.5	1.4
Total	589.7	502.8

Total MMBoe	161.0	137.3

(1)    Excludes the impact of financial commodity derivative instruments.

Wellhead crude oil and condensate revenues for the first nine months of 2014 increased $1,555 million, or 25%, to $7,688 million from $6,133 million for the same period of 2013 due to an increase of 70 MBbld, or 33%, in wellhead crude oil and condensate production ($2,009 million) primarily in the Eagle Ford, the North Dakota Bakken and the Permian Basin, partially offset by a lower composite wellhead crude oil and condensate price ($454 million). EOG's composite wellhead crude oil and condensate price for the first nine months of 2014 decreased 6% to $99.87 per barrel compared to $105.76 per barrel for the same period of 2013.

NGL revenues for the first nine months of 2014 increased $197 million, or 35%, to $753 million from $556 million for the same period of 2013 due to an increase of 15 MBbld, or 23%, in NGL deliveries ($127 million) and a higher composite price ($70 million). The increase in deliveries primarily reflects increased volumes in the Eagle Ford and the Permian Basin. EOG's composite NGL price for the first nine months of 2014 increased 10% to $34.90 per barrel compared to $31.64 per barrel for the same period of 2013.

Wellhead natural gas revenues for the first nine months of 2014 increased $239 million, or 19%, to $1,509 million from $1,270 million for the same period of 2013 primarily due to a higher composite wellhead natural gas price. Natural gas deliveries for the first nine months of 2014 increased 12 MMcfd, or 1%, compared to the same period of 2013 primarily due to increased contractual deliveries in Trinidad (24 MMcfd), partially offset by lower production in Canada (13 MMcfd) as a result of decreased production in Alberta and the Horn River Basin area. EOG's composite wellhead natural gas price for the first nine months of 2014 increased 18% to $4.04 per Mcf compared to $3.43 per Mcf for the same period of 2013.

During the first nine months of 2014, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $84 million compared to net losses of $207 million for the same period of 2013. During the first nine months of 2014, the net cash payments for settlements of crude oil and natural gas financial derivative contracts were $189 million compared to net cash received from settlements of crude oil and natural gas financial derivative contracts of $115 million for the same period of 2013.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2014 declined $32 million as compared to the same period of 2013 primarily due to lower margins on crude oil marketing activities.

Operating and Other Expenses. For the first nine months of 2014, operating expenses of $9,375 million were $1,332 million higher than the $8,043 million incurred during the same period of 2013. The following table presents the costs per Boe for the nine-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Lease and Well	$6.44	$5.95
Transportation Costs	4.54	4.58
DD&A -
Oil and Gas Properties	18.02	19.00
Other Property, Plant and Equipment	0.53	0.57
G&A	1.68	1.87
Interest Expense, Net	0.94	1.33
Total (1)	$32.15	$33.30

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net, for the nine months ended September 30, 2014, compared to the same period of 2013 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

Lease and well expenses of $1,036 million for the first nine months of 2014 increased $219 million from $817 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($135 million) and Canada ($14 million) and increased workover expenditures ($55 million) and increased lease and well administrative expenses ($21 million) in the United States.

Transportation costs of $730 million for the first nine months of 2014 increased $101 million from $629 million for the same prior year period primarily due to increased transportation costs related to production from the Eagle Ford ($86 million) and the Rocky Mountain area ($23 million), partially offset by decreased transportation costs related to production from the Fort Worth Basin Barnett Shale area ($11 million).

DD&A expenses for the first nine months of 2014 increased $297 million to $2,983 million from $2,686 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2014 were $290 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($471 million), partially offset by a decrease in unit rates in the United States ($167 million). Unit rates decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $271 million for the first nine months of 2014 increased $13 million compared to the same prior year period primarily due to increased costs associated with supporting expanding operations.

Exploration costs of $139 million for the first nine months of 2014 increased $8 million from $131 million for the same prior year period primarily due to increased geological and geophysical expenditures in the United States.

Interest expense, net, of $152 million for the first nine months of 2014 decreased $31 million compared to the same prior year period primarily due to reduced debt outstanding and a lower composite interest rate ($20 million) and increased capitalized interest ($8 million).

Gathering and processing costs for the first nine months of 2014 increased $26 million to $108 million compared to the same prior year period primarily due to increased activities in the Eagle Ford.

Impairments of $208 million for the first nine months of 2014 were $31 million higher than impairments for the same prior year period primarily due to higher impairments of proved properties in the United States ($51 million) and increased amortization of unproved property costs in the United States ($40 million), partially offset by lower impairments of other assets in the United States ($47 million) and lower impairments of proved properties in Argentina ($6 million), Canada ($3 million) and the United Kingdom ($3 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $84 million and $93 million for the first nine months of 2014 and 2013, respectively.

Taxes other than income for the first nine months of 2014 increased $147 million to $606 million (6.1% of wellhead revenues) from $459 million (5.8% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increases in the United States in severance/production taxes ($126 million) primarily as a result of increased wellhead revenues and higher ad valorem/property taxes ($29 million), partially offset by an increase in credits available to EOG in 2014 for Texas high-cost gas severance tax rate reductions ($3 million) and decreased severance/production taxes in Trinidad ($3 million).

Other income (expense), net for the first nine months of 2014 decreased $23 million compared to the same prior year period. The decrease was primarily due to foreign currency exchange losses of $14 million for the first nine months of 2014 compared to foreign currency exchange gains of $7 million for the first nine months of 2013.

Income tax provision of $1,376 million for the first nine months of 2014 increased $475 million from $901 million compared to the same prior year period due primarily to higher pretax income. The net effective tax rate for the first nine months of 2014 of 36% was unchanged from the same prior year period.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2014, were funds generated from operations, net proceeds from the issuance of the Notes, proceeds from asset sales, excess tax benefits from stock-based compensation and proceeds from stock options exercised and employee stock purchase plan activity. The primary uses of cash were funds used in operations; exploration and development expenditures; repayments of long-term debt; other property, plant and equipment expenditures; dividend payments to stockholders; an increase in restricted cash; and purchases of treasury stock in connection with stock compensation plans. During the first nine months of 2014, EOG's cash balance increased $163 million to $1,481 million from $1,318 million at December 31, 2013.

Net cash provided by operating activities of $6,539 million for the first nine months of 2014 increased $1,211 million compared to the same period of 2013 primarily reflecting an increase in wellhead revenues ($1,992 million), favorable changes in working capital and other assets and liabilities ($151 million) and a decrease in net cash paid for interest expense ($29 million), partially offset by an increase in cash operating expenses ($513 million), an unfavorable change in net cash flow from the settlement of financial commodity derivative contracts ($304 million) and an increase in net cash paid for income taxes ($110 million).

Net cash used in investing activities of $6,131 million for the first nine months of 2014 increased by $1,368 million compared to the same period of 2013 due primarily to an increase in additions to oil and gas properties ($569 million); a decrease in proceeds from sales of assets ($496 million); an increase in additions to other property, plant and equipment ($316 million); and an increase in restricted cash ($23 million); partially offset by favorable changes in working capital associated with investing activities ($36 million).

Net cash used in financing activities of $244 million for the first nine months of 2014 included repayments of long-term debt ($500 million), cash dividend payments ($188 million), purchases of treasury stock in connection with stock compensation plans ($115 million) and the settlement of a foreign currency swap ($32 million). Cash provided by financing activities for the first nine months of 2014 included net proceeds from the issuance of the Notes ($496 million), excess tax benefits from stock-based compensation ($88 million) and proceeds from stock options exercised and employee stock purchase plan activity ($12 million). Net cash used in financing activities of $127 million for the first nine months of 2013 included cash dividend payments ($148 million) and purchases of treasury stock in connection with stock compensation plans ($56 million). Cash provided by financing activities for the first nine months of 2013 included excess tax benefits from stock-based compensation ($50 million) and proceeds from stock options exercised and employee stock purchase plan activity ($30 million).

Total Expenditures. For the year 2014, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $8.1 billion to $8.3 billion, excluding acquisitions. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended September 30,
	2014	2013
Expenditure Category
Capital
Drilling and Facilities	$5,191	$4,596
Leasehold Acquisitions	321	309
Property Acquisitions	73	92
Capitalized Interest	43	34
Subtotal	5,628	5,031
Exploration Costs	139	131
Dry Hole Costs	30	59
Exploration and Development Expenditures	5,797	5,221
Asset Retirement Costs	170	69
Total Exploration and Development Expenditures	5,967	5,290
Other Property, Plant and Equipment	587	271
Total Expenditures	$6,554	$5,561

Exploration and development expenditures of $5,797 million for the first nine months of 2014 were $576 million higher than the same period of 2013 due primarily to increased drilling and facilities expenditures in the United States ($759 million) and China ($7 million), increased leasehold acquisition expenditures in the United States ($14 million), increased capitalized interest in the United States ($7 million) and increased exploration geological and geophysical expenditures in the United States ($6 million), partially offset by decreased drilling and facilities expenditures in Trinidad ($77 million), in the United Kingdom ($49 million), Canada ($39 million) and Argentina ($9 million) and decreased property acquisitions in the United States ($19 million). The exploration and development expenditures for the first nine months of 2014 of $5,797 million consist of $5,121 million in development, $560 million in exploration, $73 million in property acquisitions and $43 million in capitalized interest. The exploration and development expenditures for the first nine months of 2013 of $5,221 million consist of $4,524 million in development, $571 million in exploration, $92 million in property acquisitions and $34 million in capitalized interest.

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

Commodity Derivative Contracts. The total fair value of EOG's crude oil and natural gas derivative contracts was reflected on the Consolidated Balance Sheets at September 30, 2014, as a net asset of $139 million. Presented below is a comprehensive summary of EOG's crude oil derivative contracts at November 4, 2014, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
		Weighted Average Price ($/Bbl)
	Volume (Bbld)

2014
January 2014 (closed)	156,000	$96.30
February 2014 (closed)	171,000	96.35
March 1, 2014 through June 30, 2014 (closed)	181,000	96.55
July 1, 2014 through August 31, 2014 (closed)	202,000	96.34
September 1, 2014 through October 31, 2014 (closed)	192,000	96.15
November 1, 2014 through December 31, 2014	192,000	96.15

2015 (1)
January 1, 2015 through June 30, 2015	47,000	$91.22
July 1, 2015 through December 31, 2015	10,000	89.98

(1)
EOG has entered into crude oil derivative contracts which give counterparties the option to extend certain current derivative contracts for additional six-month periods. Options covering a notional volume of 69,000 Bbld are exercisable on or about December 31, 2014. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 69,000 Bbld at an average price of $95.20 per barrel for each month during the period January 1, 2015 through June 30, 2015. Options covering a notional volume of 37,000 Bbld are exercisable on June 30, 2015. If the counterparties exercise all such options, the notional volume of EOG's existing crude oil derivative contracts will increase by 37,000 Bbld at an average price of $91.56 per barrel for each month during the period July 1, 2015 through December 31, 2015.

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at November 4, 2014, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)

2014 (1)
January 2014 (closed)	230,000	$4.51
February 2014 (closed)	710,000	4.57
March 2014 (closed)	810,000	4.60
April 2014 (closed)	465,000	4.52
May 2014 (closed)	685,000	4.55
June 2014 (closed)	515,000	4.52
July 2014 (closed)	340,000	4.55
August 1, 2014 through November 30, 2014 (closed)	330,000	4.55
December 2014	330,000	4.55

2015 (2)
January 1, 2015 through December 31, 2015	175,000	$4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. All such options are exercisable monthly up until the settlement date of each monthly contract. For December 2014, if the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 480,000 MMBtud at an average price of $4.63 per MMBtu.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

July 1, 2014 - July 31, 2014	11,894	$115.85	—	6,386,200
August 1, 2014 - August 31, 2014	18,622	108.17	—	6,386,200
September 1, 2014 - September 30, 2014	210,858	104.43	—	6,386,200
Total	241,374	105.29	—

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

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the third quarter of 2014, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this report.

ITEM 6.  EXHIBITS

Exhibit No.		Description

* 10.1	-	Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 22, 2014).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended September 30, 2014 and 2013 and Nine Months Ended September 30, 2014 and 2013, (ii) the Consolidated Balance Sheets - September 30, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 4, 2014	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

* 10.1	-	Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 22, 2014).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended September 30, 2014 and 2013 and Nine Months Ended September 30, 2014 and 2013, (ii) the Consolidated Balance Sheets - September 30, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.