Form 10-K
period 2014-12-31
EOG RESOURCES INC
filed 2015-02-18
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Common Stock aggregate market value held by non-affiliates as of June 30, 2014: $63,532 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  Class: Common Stock, par value $0.01 per share, 548,445,003 shares outstanding as of February 10, 2015.

Documents incorporated by reference.  Portions of the Definitive Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2014, are incorporated by reference into Part III of this report.

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

At December 31, 2014, EOG's total estimated net proved reserves were 2,497 million barrels of oil equivalent (MMBoe), of which 1,140 million barrels (MMBbl) were crude oil and condensate reserves, 467 MMBbl were natural gas liquids (NGL) reserves and 5,343  billion cubic feet, or 890 MMBoe, were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).  At such date, approximately 97% of EOG's net proved reserves, on a crude oil equivalent basis, were located in the United States and 3% in Trinidad.  Crude oil equivalent volumes are determined using the ratio of 1.0 barrel of crude oil and condensate or NGL to 6.0 thousand cubic feet (Mcf) of natural gas.

As of December 31, 2014, EOG employed approximately 3,000 persons, including foreign national employees.

EOG's business strategy is to maximize the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries.  This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis.  EOG is focused on cost-effective utilization of advanced technology associated with three-dimensional seismic and microseismic data, the development of reservoir simulation models, the use of improved drill bits, mud motors and mud additives for horizontal drilling, formation evaluation and horizontal completion methods.  These advanced technologies are used, as appropriate, throughout EOG to reduce the risks associated with all aspects of oil and gas exploration, development and exploitation.  EOG implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations is also an important goal in the implementation of EOG's strategy.

With respect to information on EOG's working interest in wells or acreage, "net" oil and gas wells or acreage are determined by multiplying "gross" oil and gas wells or acreage by EOG's working interest in the wells or acreage.

Business Segments

EOG's operations are all crude oil and natural gas exploration and production related.  For financial information about our reportable segments (including financial information by segment geographic area), see Note 11 to Consolidated Financial Statements.  For information regarding the risks associated with EOG's foreign operations, see ITEM 1A. Risk Factors.

Exploration and Production

United States and Canada Operations

EOG's operations are focused in most of the productive basins in the United States with a current focus on crude oil and, to a lesser extent, liquids-rich natural gas plays.

At December 31, 2014, on a crude oil equivalent basis, 47% of EOG's net proved reserves in the United States were crude oil and condensate, 19% were NGL and 34% were natural gas. The majority of these reserves are in long-lived fields with well-established production characteristics. EOG believes that opportunities exist to increase production through continued development in and around many of these fields and through the utilization of applicable technologies. EOG also maintains an active exploration program designed to extend fields and add new trends and resource plays to its already broad portfolio. The following is a summary of significant developments during 2014 and certain 2015 plans for EOG's United States and Canada operations.

United States. The Eagle Ford continues to prove itself as a world-class oil field. By year-end 2014, the field had produced in excess of one billion barrels of crude oil and condensate, reaching this milestone more quickly than the Bakken. With approximately 561,000 of the 624,000 total net acres that EOG controls in the prolific oil window, EOG completed 534 net wells in 2014. EOG continues to be the biggest oil producer in the Eagle Ford play with cumulative gross production in excess of 200 million barrels of crude oil. Year-end net production approximated 203 thousand barrels per day (MBbld) of crude oil and condensate, an increase of 43% over year-end 2013. The combination of self-sourced sand, dedicated frac crews and other services along with continual well optimization programs have made this play the centerpiece of EOG's portfolio. In 2015, EOG expects to complete approximately 345 net wells, continue to improve well productivity and reduce drilling and completion costs.

The Rocky Mountain area continues to provide strong liquids growth. In 2014, EOG continued infill drilling on its crude oil acreage in the Williston Basin Bakken core, completing 59 net wells. EOG tested downspacing to 700-foot interwell distances with encouraging results and is in the process of evaluating further downspacing. In 2014, EOG ramped up its development program in the DJ Basin, completing 21 net wells in the Codell and Niobrara formations. EOG continued its development program in the Powder River Basin, completing 30 net wells with production from the Parkman and Turner formations. Net average production for the entire Rocky Mountain area for 2014 was approximately 72 MBbld of crude oil and condensate and NGL, an increase of 18% over the prior year. In 2015, EOG plans to complete approximately 35 net wells, primarily in the Williston Basin Bakken and, to a lesser extent, in the Powder River Basin.

In 2014, EOG completed 62 net wells in the Permian Basin to develop its liquids-rich Leonard, Wolfcamp, and Second Bone Spring Sand plays. EOG is well positioned with approximately 80,000 net acres in the Leonard Shale, 140,000 net acres in the Wolfcamp Shale and 90,000 net acres in the Second Bone Spring Sand, all within the Delaware Basin. Additionally, EOG has approximately 113,000 net acres in the Wolfcamp Shale within the Midland Basin. Net production in the Permian Basin for 2014 averaged 33 MBbld of crude oil and condensate and NGL, an increase of 43% over 2013. Net natural gas production increased 57% to 85 million cubic feet per day (MMcfd). EOG holds approximately 420,000 net acres throughout the Permian Basin. In 2015, EOG plans to continue the expansion and development, primarily in the Delaware Basin Second Bone Spring Sand, Wolfcamp and Leonard plays by completing approximately 95 net wells.

In the Upper Gulf Coast region, EOG completed 27 net wells during 2014 and net production averaged 82 MMcfd of natural gas and 5 MBbld of crude oil and condensate and NGL. In 2015, EOG will continue to defer dry gas drilling in the Haynesville, work to maintain base production and continue its liquids exploration program. EOG holds approximately 874,000 net acres in the Upper Gulf Coast region.

In the Mid-Continent area, EOG continued to expand its activities in the Anadarko Basin. During 2014, EOG averaged net production of 8 MBbld of crude oil and condensate and NGL and 30 MMcfd of natural gas. EOG continued its successful horizontal exploitation of the Pennsylvanian sandstones in the Anadarko Basin, completing 18 net wells in 2014. EOG holds approximately 250,000 net acres throughout the trend and plans to complete approximately 10 net crude oil wells in 2015.

During 2014, EOG continued development of its liquids-rich Barnett Shale Combo play in the Fort Worth Basin. EOG completed 90 net Barnett Combo wells and continued to upgrade the quality of its acreage position and add potential drilling locations in the Barnett Combo core area. In 2014, net total production in the Barnett Shale averaged approximately 35 MBbld of crude oil and condensate and NGL and approximately 289 MMcfd of natural gas. For 2015, EOG will focus on maintaining base production. EOG currently holds approximately 380,000 net acres in the Barnett.

In the South Texas area, EOG completed 22 net wells in 2014. Net production during 2014 averaged 6 MBbld of crude oil and condensate and NGL and 83 MMcfd of natural gas. EOG’s activity was focused in San Patricio, Kleberg and Brooks counties. In 2015, EOG’s activity will target the Frio and Vicksburg trends in South Texas. EOG has approximately 306,000 net acres and plans to reduce its activity, completing approximately 10 net wells in 2015.

During 2014, EOG focused on maintaining base production in the Marcellus Shale. Net production for 2014 averaged 30 MMcfd of natural gas. In 2015, the focus in the Marcellus Shale will be on infrastructure projects that will support additional development in the coming years. EOG currently holds approximately 208,000 net acres with Marcellus Shale potential, most of which are held as fee or by production.

EOG has agreements with certain crude oil refining companies to deliver an average of 56.5 MBbld, 59.4 MBbld and 10.0 MBbld of crude oil in 2015, 2016 and 2017, respectively, to certain refineries. EOG intends to fulfill these crude oil delivery obligations with its Eagle Ford production.

At December 31, 2014, EOG held approximately 2.4 million net undeveloped acres in the United States.

During 2014, EOG continued the expansion of its gathering and processing activities in the Eagle Ford in South Texas, the Bakken and Three Forks plays in North Dakota, the Permian Basin in West Texas and New Mexico and the Barnett Shale in North Texas. At December 31, 2014, EOG-owned natural gas processing capacity in the Eagle Ford and Barnett Shale was 225 MMcfd and 180 MMcfd, respectively.

In support of its operations in the Williston Basin, EOG continued to utilize its crude oil loading facility near Stanley, North Dakota, to transport its crude oil production and, from time to time, crude oil purchased from third-party producers. EOG loaded 350 unit trains (each unit train typically consists of 100 cars and has a total aggregate capacity of approximately 70,000 barrels of crude oil) with crude oil for transport to St. James, Louisiana, and Stroud, Oklahoma.

A total of 260 crude oil unit trains carrying EOG production were received at a crude oil unloading facility in St. James, Louisiana, during 2014. Owned by EOG and NuStar Energy L.P., this facility provides access to one of the key markets in the U.S., where sales are based upon the Light Louisiana Sweet (LLS) crude oil index. The St. James facility accommodates multiple trains at a single time and has a capacity of approximately 120 MBbld. EOG's share of that capacity is 100 MBbld.

During 2014, EOG utilized its Stroud, Oklahoma, crude oil unloading facility and pipeline to transport 72 unit trainloads of crude oil to the Cushing, Oklahoma, trading hub. These facilities have the capacity to unload approximately 90 MBbld of crude oil.

EOG believes that its crude-by-rail facilities and logistics provide a competitive advantage, giving EOG the flexibility to direct its crude oil shipments via rail car to the most favorable markets.

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

In 2014, EOG increased the use of processed sand from its Chippewa Falls, Wisconsin, sand plant, which processes sand from multiple EOG-owned mines nearby.

During 2014, EOG shipped 162 sand unit trains of approximately 100 cars each, from various sources, to EOG's sand storage and distribution facility in Refugio, Texas, primarily for use in its Eagle Ford well completions. Also during 2014, EOG shipped the equivalent of 110 unit trains of processed sand for well completions in other plays.

Canada. During 2014, EOG sold all of its assets in Manitoba and the majority of its assets in Alberta in two separate transactions that closed on or about December 1, 2014. EOG divested 1.3 million gross acres (1.1 million net), 97 percent of which were in Alberta. Of the approximate 5,800 producing wells sold, 5,155 were natural gas.

At December 31, 2014, EOG held approximately 183,500 net undeveloped acres in Canada.

Operations Outside the United States and Canada

EOG has operations offshore Trinidad, in the U.K. North Sea and East Irish Sea, and in the China Sichuan Basin and is evaluating additional exploration, development and exploitation opportunities in these and other select international areas.

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

Several fields in the SECC Block, Modified U(a) Block, Modified U(b) Block, Block 4(a) and the EMZ Area have been developed and are producing natural gas and crude oil and condensate. Natural gas from EOG's Trinidad operations currently is sold under various contracts with the National Gas Company of Trinidad and Tobago and its subsidiary (NGC). Crude oil and condensate from EOG's Trinidad operations currently is sold to the Petroleum Company of Trinidad and Tobago Limited.  In 2014, EOG's average net production from Trinidad was 363 MMcfd of natural gas and 1.0 MBbld of crude oil and condensate.

In the fourth quarter of 2014, EOG initiated a three-net well drilling program in the SECC and Modified U(b) Blocks, completing one well in 2014. In 2015, EOG expects to drill and complete the remaining two net wells in this program.

In 2015, it is anticipated that EOG's Trinidad operations will supply approximately 480 MMcfd (350 MMcfd, net) of natural gas from its existing proved reserves. All of the natural gas produced from EOG's Trinidad operations in 2015 is expected to be supplied to NGC pursuant to the requirements of the NGC contracts.

At December 31, 2014, EOG held approximately 39,000 net undeveloped acres in Trinidad.

United Kingdom. EOG's subsidiary, EOG Resources United Kingdom Limited (EOGUK), owns a 25% non-operating working interest in a portion of Block 49/16a, located in the Southern Gas Basin of the North Sea. During 2014, a limited amount of production continued from the Valkyrie field in this block.

In 2007, EOGUK was awarded a license for two blocks in the East Irish Sea – Blocks 110/7b and 110/12a. In 2009, EOGUK drilled a successful exploratory well in the East Irish Sea Block 110/12a. Well 110/12-6, in which EOGUK has a 100% working interest, was an oil discovery and was designated the Conwy field. During 2012 and 2013, the Conwy production platform and pipelines were installed. Modifications to the nearby third-party owned Douglas platform, which will be used to process Conwy production, began in 2013 and continued throughout 2014. First production from the Conwy field is anticipated in the third quarter of 2015. During the fourth quarter of 2014, EOG recognized a $351 million impairment of the Conwy project as a result of crude oil price declines.

In 2014, production averaged less than 0.1 MMcfd of natural gas, net, in the United Kingdom.

At December 31, 2014, EOG held approximately 35,000 net undeveloped acres in the United Kingdom.

China. In July 2008, EOG acquired rights from ConocoPhillips in a Petroleum Contract covering the Chuan Zhong Block exploration area in the Sichuan Basin, Sichuan Province, China. In October 2008, EOG obtained the rights to shallower zones on the acquired acreage. In 2014, EOG drilled two wells and completed two wells, one of which was originally drilled in 2013. In 2015, EOG expects to complete the second well that was drilled in 2014 and drill and complete four additional wells.

In 2014, production averaged 8.5 MMcfd of natural gas, net, in China.

At December 31, 2014, EOG held no net undeveloped acres in China.

Argentina. In 2011, EOG signed two exploration contracts and one farm-in agreement covering approximately 95,000 net acres in the Neuquén Basin in Neuquén Province, Argentina. In 2014, EOG completed a vertical well in the Cerro Avispa Block that was drilled in late 2013 and determined the well to be a dry hole. Also during 2014, EOG participated in the drilling of two wells in the Bajo del Toro Block, both of which were determined to be dry holes. In the fourth quarter of 2014, EOG recognized an impairment charge of $44 million for the balance of its investment in Argentina. Management is currently evaluating options for its investment.

Other International. EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States and Canada, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Marketing

In 2014, EOG's wellhead crude oil and condensate production was sold into local markets or transported either by pipeline, truck or EOG's crude-by-rail assets to downstream markets. In each case, the price received was based on market prices at that specific sales point or based on the price index applicable for that location. Major sales points included Cushing, Oklahoma, St. James, Louisiana, and other points along the U.S. Gulf Coast. In 2015, the pricing mechanism for such production is expected to remain the same.

In 2014, EOG processed certain of its natural gas production, either at EOG-owned facilities or at third-party facilities, extracting NGL. NGL were sold at prevailing market prices. In 2015, the pricing mechanism for such production is expected to remain the same.

In 2014, EOG's United States and Canada wellhead natural gas production was sold into local markets or transported by pipeline to downstream markets. Pricing, based on the spot market and long-term natural gas contracts, was at prevailing market prices. In 2015, the pricing mechanism for such production is expected to remain the same.

In 2014, a large majority of the wellhead natural gas volumes from Trinidad were sold under contracts with prices which were either wholly or partially dependent on Caribbean ammonia index prices and/or methanol prices. The remaining volumes were sold under a contract at prices partially dependent on United States Henry Hub market prices. The pricing mechanisms for these contracts in Trinidad are expected to remain the same in 2015.

In 2014, all wellhead natural gas volumes from the U.K. were sold on the spot market. The 2015 marketing strategy for wellhead natural gas volumes from the U.K. is expected to remain the same. In December 2014, EOG put in place arrangements to market and sell its U.K. wellhead crude oil production, which is anticipated to begin in the second quarter of 2015.

In 2014, all wellhead natural gas volumes from China were sold at regulated prices based on the purchaser's pipeline sales volumes to various local market segments. The pricing mechanism for production in China is expected to remain the same in 2015.

In certain instances, EOG purchases and sells third-party crude oil and natural gas in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.

During 2014, two purchasers each accounted for more than 10% of EOG's total wellhead crude oil and condensate, NGL and natural gas revenues and gathering, processing and marketing revenues. Both purchasers are in the crude oil refining industry. EOG does not believe that the loss of any single purchaser would have a material adverse effect on its financial condition or results of operations.

Wellhead Volumes and Prices

The following table sets forth certain information regarding EOG's wellhead volumes of, and average prices for, crude oil and condensate, NGL and natural gas. The table also presents crude oil equivalent volumes which are determined using the ratio of 1.0 barrel of crude oil and condensate or NGL to 6.0 Mcf of natural gas for each of the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31	2014	2013	2012

Crude Oil and Condensate Volumes (MBbld) (1)
United States:
Eagle Ford	178.0	122.3	72.3
Barnett	9.5	11.7	13.0
Other	94.5	78.1	64.0
United States	282.0	212.1	149.3
Canada	5.8	7.0	7.0
Trinidad	1.0	1.2	1.5
Other International (2)	0.1	0.1	0.1
Total	288.9	220.4	157.9
Natural Gas Liquids Volumes (MBbld) (1)
United States:
Eagle Ford	24.7	18.6	11.2
Barnett	25.1	24.2	25.8
Other	29.9	21.5	18.1
United States	79.7	64.3	55.1
Canada	0.6	0.9	0.8
Total	80.3	65.2	55.9
Natural Gas Volumes (MMcfd) (1)
United States:
Eagle Ford	164	115	65
Barnett	289	305	368
Other	467	488	601
United States	920	908	1,034
Canada	61	76	95
Trinidad	363	355	378
Other International (2)	9	8	9
Total	1,353	1,347	1,516
Crude Oil Equivalent Volumes (MBoed) (3)
United States:
Eagle Ford	230.0	160.2	94.4
Barnett	82.7	86.8	100.1
Other	202.3	180.9	182.1
United States	515.0	427.9	376.6
Canada	16.7	20.5	23.6
Trinidad	61.5	60.4	64.5
Other International (2)	1.5	1.3	1.7
Total	594.7	510.1	466.4

Total MMBoe (3)	217.1	186.2	170.7

Year Ended December 31	2014	2013	2012

Average Crude Oil and Condensate Prices ($/Bbl) (4)
United States	$92.73	$103.81	$98.38
Canada	86.71	87.05	86.08
Trinidad	84.63	90.30	92.26
Other International (2)	90.03	89.11	89.57
Composite	92.58	103.20	97.77
Average Natural Gas Liquids Prices ($/Bbl) (4)
United States	$31.84	$32.46	$35.41
Canada	40.73	39.45	44.13
Composite	31.91	32.55	35.54
Average Natural Gas Prices ($/Mcf) (4)
United States	$3.93	$3.32	$2.51
Canada	4.32	3.08	2.49
Trinidad	3.65	3.68	3.72
Other International (2)	5.03	6.45	5.71
Composite	3.88	3.42	2.83

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Argentina operations.

(3)
Thousand barrels of oil equivalent per day or million barrels of oil equivalent, as applicable; includes crude oil and condensate, NGL and natural gas.  MMBoe is calculated by multiplying the MBoed amount by the number of days in the period and then dividing that amount by one thousand.

(4)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to Consolidated Financial Statements).

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

A portion of EOG's oil and gas leases in New Mexico, North Dakota, Utah, Wyoming and the Gulf of Mexico, as well as some in other areas, are granted by the federal government and administered by the Bureau of Land Management (BLM) and the Bureau of Indian Affairs (BIA) or, in the case of offshore leases (which, for EOG, are de minimis), by the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE), all federal agencies. Operations conducted by EOG on federal oil and gas leases must comply with numerous additional statutory and regulatory restrictions and, in the case of leases relating to tribal lands, certain tribal environmental and permitting requirements and employment rights regulations. In addition, the U.S. Department of the Interior (via various of its agencies, including the BLM, the BIA and the Office of Natural Resources Revenues) has certain authority over our payment of royalties, bonuses, fines, penalties, assessments and other revenues related to our federal and tribal oil and gas leases.

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

The transportation and sale for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act of 1978. These statutes are administered by the Federal Energy Regulatory Commission (FERC). Effective January 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by EOG of its own production. All other sales of natural gas by EOG, such as those of natural gas purchased from third parties, remain jurisdictional sales subject to a blanket sales certificate under the NGA, which has flexible terms and conditions. Consequently, all of EOG's sales of natural gas currently may be made at market prices, subject to applicable contract provisions. EOG's jurisdictional sales, however, are subject to the future possibility of greater federal oversight, including the possibility that the FERC might prospectively impose more restrictive conditions on such sales. Conversely, sales of crude oil and condensate and NGL by EOG are made at unregulated market prices.

EOG owns certain gathering and/or processing facilities in the Permian Basin in West Texas and New Mexico, the Barnett Shale in North Texas, the Bakken and Three Forks plays in North Dakota, and the Eagle Ford in South Texas. State regulation of gathering and processing facilities generally includes various safety, environmental and, in some circumstances, nondiscrimination requirements with respect to the provision of gathering and processing services, but does not generally entail rate regulation. EOG's gathering and processing operations could be materially and adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

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

EOG also owns crude oil rail loading facilities in North Dakota and Texas, crude oil rail unloading facilities in Oklahoma and Louisiana and crude oil truck unloading facilities in certain of its U.S. plays. Regulation of such facilities is conducted at the state and federal levels and generally includes various safety, environmental, permitting and packaging/labeling requirements. Additional regulation pertaining to these matters is considered and/or adopted from time to time. Although EOG cannot predict what effect, if any, any such new regulations might have on its crude-by-rail operations and the transportation of its crude oil production by truck, EOG could be required to incur additional capital expenditures and increased compliance costs depending on the nature and extent of such future regulatory changes.

Proposals and proceedings that might affect the oil and gas industry are considered from time to time by Congress, the state legislatures, the FERC and federal, state and local regulatory commissions, agencies, councils and courts. EOG cannot predict when or whether any such proposals or proceedings may become effective. It should also be noted that the oil and gas industry historically has been very heavily regulated; therefore, there is no assurance that the approach currently being followed by such legislative bodies and regulatory commissions, agencies, councils and courts will remain unchanged.

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

Climate Change - United States. Local, state, national and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues. In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions, recent U.S. EPA rulemaking may result in the regulation of GHGs as pollutants under the federal Clean Air Act. EOG supports efforts to understand and address the contribution of human activities to global climate change through the application of sound scientific research and analysis. Moreover, EOG believes that its strategy to reduce GHG emissions throughout its operations is in the best interest of the environment and is a generally good business practice.

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

Hydraulic Fracturing - United States. Most onshore crude oil and natural gas wells drilled by EOG are completed and stimulated through the use of hydraulic fracturing. Hydraulic fracturing technology, which has been used by the oil and gas industry for more than 60 years and is constantly being enhanced, enables EOG to produce crude oil and natural gas from formations that otherwise would not be recovered. Specifically, hydraulic fracturing is a process in which pressurized fluid is pumped into underground formations to create tiny fractures or spaces that allow crude oil and natural gas to flow from the reservoir into the well so that it can be brought to the surface. Hydraulic fracturing generally takes place thousands of feet underground, a considerable distance below any drinking water aquifers, and there are impermeable layers of rock between the area fractured and the water aquifers. The makeup of the fluid used in the hydraulic fracturing process is typically more than 99% water and sand, and less than 1% of highly diluted chemical additives; lists of the chemical additives most typically used in fracturing fluids are available to the public via internet websites and in other publications sponsored by industry trade associations and through state agencies in those states that require the reporting of the components of fracturing fluids. While the majority of the sand remains underground to hold open the fractures, a significant percentage of the water and chemical additives flow back and are then either reused or safely disposed of at sites that are approved and permitted by the appropriate regulatory authorities. EOG regularly conducts audits of these disposal facilities to monitor compliance with all applicable regulations.

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

Other International Regulation. EOG's exploration and production operations outside the United States are subject to various types of regulations, including environmental regulations, imposed by the respective governments of the countries in which EOG's operations are conducted, and may affect EOG's operations and costs of compliance within those countries. EOG currently has operations in Canada, Trinidad, the United Kingdom, China and Argentina. EOG is unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, including those regarding climate change and hydraulic fracturing, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect EOG's operations, financial condition and results of operations. EOG will continue to review the risks to its business and operations associated with all environmental matters, including climate change and hydraulic fracturing. In addition, EOG will continue to monitor and assess any new policies, legislation, regulations and treaties in the areas where it operates to determine the impact on its operations and take appropriate actions, where necessary.

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

Other Matters

Energy Prices. EOG is a crude oil and natural gas producer and is impacted by changes in prices of crude oil and condensate, NGL and natural gas. Crude oil and condensate and NGL production comprised a larger portion of EOG's production mix in 2014 than in prior years. Average crude oil and condensate prices received by EOG for production in the United States and Canada decreased 10% in 2014, and increased 6% in 2013 and 5% in 2012, each as compared to the immediately preceding year. Average NGL prices received by EOG for production in the United States and Canada decreased 2% in 2014, 8% in 2013 and 30% in 2012, each as compared to the immediately preceding year. During the last three years, average United States and Canada wellhead natural gas prices have fluctuated, at times rather dramatically. These fluctuations resulted in a 20% increase in the average wellhead natural gas price received by EOG for production in the United States and Canada in 2014, a 31% increase in 2013 and a 36% decrease in 2012, each as compared to the immediately preceding year. In addition, as of January 30, 2015, the average 2015 U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas price was $51.86 and $2.85, respectively, representing declines of 44% and 35%, respectively, from the average NYMEX prices in 2014. Due to the many uncertainties associated with the world political environment (for example, the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries), the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors, EOG is unable to predict what changes may occur in prices of crude oil and condensate, NGL and natural gas in the future. For additional discussion regarding changes in crude oil and natural gas prices and the risks that such changes may present to EOG, see ITEM 1A. Risk Factors.

Including the impact of EOG's 2015 crude oil derivative contracts (exclusive of options) and based on EOG's tax position, EOG's price sensitivity in 2015 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $63 million for net income and $93 million for cash flows from operating activities. Including the impact of EOG's 2015 natural gas derivative contracts (exclusive of options) and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2015 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $15 million for net income and $22 million for cash flows from operating activities. For a summary of EOG's financial commodity derivative contracts at February 16, 2015, see ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Derivative Transactions. For a summary of EOG's financial commodity derivative contracts at December 31, 2014, see Note 12 to Consolidated Financial Statements.

Risk Management. EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in prices of crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. See Note 12 to Consolidated Financial Statements. For a summary of EOG's financial commodity derivative contracts at February 16, 2015, see ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Derivative Transactions. For a summary of EOG's financial commodity derivative contracts at December 31, 2014, see Note 12 to Consolidated Financial Statements.

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

Insurance is maintained by EOG against some, but not all, of these risks in accordance with what EOG believes are customary industry practices and in amounts and at costs that EOG believes to be prudent and commercially practicable. Specifically, EOG maintains commercial general liability and excess liability coverage provided by third-party insurers for bodily injury or death claims resulting from an incident involving EOG's onshore or offshore operations (subject to policy terms and conditions). Moreover, in the event an incident involving EOG's onshore or offshore operations results in negative environmental effects, EOG maintains operators extra expense coverage provided by third-party insurers for obligations, expenses or claims that EOG may incur from such an incident, including obligations, expenses or claims in respect of seepage and pollution, cleanup and containment, evacuation expenses and control of the well (subject to policy terms and conditions). In the event of a well control incident resulting in negative environmental effects, such operators extra expense coverage would be EOG's primary coverage, with the commercial general liability and excess liability coverage referenced above also providing certain coverage to EOG. All of EOG's onshore and offshore drilling activities are conducted on a contractual basis with independent drilling contractors and other third-party service contractors. The indemnification and other risk allocation provisions included in such contracts are negotiated on a contract-by-contract basis and are each based on the particular circumstances of the services being provided and the anticipated operations.

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

Executive Officers of the Registrant

The current executive officers of EOG and their names and ages (as of February 18, 2015) are as follows:

Name	Age	Position

William R. Thomas	62	Chairman of the Board and Chief Executive Officer

Gary L. Thomas	65	Chief Operating Officer

Lloyd W. Helms, Jr.	57	Executive Vice President, Exploration and Production

David W. Trice	44	Executive Vice President, Exploration and Production

Timothy K. Driggers	53	Vice President and Chief Financial Officer

Michael P. Donaldson	52	Vice President, General Counsel and Corporate Secretary

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

Prices for crude oil and natural gas (including prices for natural gas liquids (NGL) and condensate) fluctuate widely. Among the factors that can or could cause these price fluctuations are:

•	the level of consumer demand;

•	domestic and worldwide supplies of crude oil, NGL and natural gas;

•	the price and quantity of imported and exported crude oil, NGL and natural gas;

•	domestic and international drilling activity;

•	the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries;

•	weather conditions and changes in weather patterns;

•	the availability, proximity and capacity of appropriate transportation facilities, gathering, processing and compression facilities and refining facilities;

•	worldwide economic and political conditions, including political instability or armed conflict in oil and gas producing regions;

•	the price and availability of, and demand for, competing energy sources, including alternative energy sources;

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

Lower crude oil and/or natural gas prices may also reduce the amount of crude oil and/or natural gas that we can produce economically. Substantial declines in crude oil and/or natural gas prices may render uneconomic a significant portion of our exploration, development and exploitation projects, which may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a prolonged or substantial decline in crude oil and/or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance capital expenditures and, in turn, the trading price of our common stock.

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

The sale of our crude oil and natural gas production depends on a number of factors beyond our control, including the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities and equipment owned by third parties. These facilities may be temporarily unavailable to us due to market conditions, regulatory reasons, mechanical reasons or other factors or conditions, and may not be available to us in the future on terms we consider acceptable, if at all. In particular, in certain newer plays, the capacity of gathering, processing, compression and transportation facilities and equipment may not be sufficient to accommodate potential production from existing and new wells. In addition, lack of financing, construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new gathering, processing, compression and transportation facilities and equipment by third parties or us, and we may experience delays or increased costs in accessing the pipelines, gathering systems or rail systems necessary to transport our production to points of sale or delivery.

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

The rate of production from crude oil and natural gas properties generally declines as reserves are produced. Except to the extent that we conduct successful exploration, exploitation and development activities, acquire additional properties containing reserves or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our reserves will decline as they are produced. Maintaining our production of crude oil and natural gas at, or increasing our production from, current levels, is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves. To the extent we are unsuccessful in acquiring or finding additional reserves, our future cash flows and results of operations and, in turn, the trading price of our common stock could be materially and adversely affected.

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

In addition, there have been various proposals to regulate hydraulic fracturing in the U.S. at the federal level. Currently, the regulation of hydraulic fracturing in the U.S. is primarily conducted at the state level through permitting and other compliance requirements. Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements and in additional operating restrictions. Moreover, some state and local governments have imposed or have considered imposing various conditions and restrictions on drilling and completion operations. Any such federal or state requirements, restrictions or conditions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing. Accordingly, our production of crude oil and natural gas could be materially and adversely affected. For additional discussion regarding climate change regulation and hydraulic fracturing regulation, see Climate Change - United States and Hydraulic Fracturing - United States under ITEM 1. Business - Regulation.

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
Legislation may be proposed that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain U.S. federal income tax incentives currently available to crude oil and natural gas exploration and production companies. Such changes may include, but not be limited to, the elimination of current deductions for intangible drilling and development costs. It is unclear whether such changes or similar changes will be proposed and, if enacted, how soon any such changes would become effective. The enactment of such changes or any other similar changes in U.S. federal income tax laws could materially and adversely affect our cash flows, results of operations and financial condition.

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

Some of the properties in which we have an interest are operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. In addition, a third-party operator could also decide to shut-in or curtail production from wells, or plug and abandon marginal wells, on properties owned by that operator during periods of lower crude oil or natural gas prices. These limitations and our dependence on the operator and third-party working interest owners for these projects could cause us to incur unexpected future costs, lower production and materially and adversely affect our financial condition and results of operations.

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

We make, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and transportation of crude oil and natural gas reserves. We intend to finance our capital expenditures primarily through our cash flows from operations, commercial paper borrowings, sales of non-core assets and borrowings under other uncommitted credit facilities and, to a lesser extent and if and as necessary, bank borrowings, borrowings under our revolving credit facility and public and private equity and debt offerings.

Lower crude oil and natural gas prices, however, reduce our cash flows. Further, if the condition of the credit and capital markets materially declines, we might not be able to obtain financing on terms we consider acceptable, if at all. In addition, weakness and/or volatility in domestic and global financial markets or economic conditions may increase the interest rates that lenders and commercial paper investors require us to pay and adversely affect our ability to finance our capital expenditures through equity or debt offerings or other borrowings. A reduction in our cash flows (for example, as a result of lower crude oil and natural gas prices or unanticipated well shut-ins) and the corresponding adverse effect on our financial condition and results of operations may also increase the interest rates that lenders and commercial paper investors require us to pay. In addition, a substantial increase in interest rates would decrease our net cash flows available for reinvestment. Any of these factors could have a material and adverse effect on our business, financial condition and results of operations.

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

Estimating quantities of crude oil, NGL and natural gas reserves and future net cash flows from such reserves is a complex, inexact process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors, made by our management and our independent petroleum consultants. Any significant inaccuracies in these interpretations or assumptions could cause the reported quantities of our reserves and future net cash flows from such reserves to be overstated or understated. Also, the data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.

To prepare estimates of our economically recoverable crude oil, NGL and natural gas reserves and future net cash flows from our reserves, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, gathering, processing, compression and transportation costs, severance, ad valorem and other applicable taxes, capital expenditures and workover and remedial costs, many of which factors are or may be beyond our control. Our actual reserves and future net cash flows from such reserves most likely will vary from our estimates. Any significant variance, including any significant revisions or "write-downs" to our existing reserve estimates, could materially and adversely affect our business, financial condition and results of operations and, in turn, the trading price of our common stock. For related discussion, see ITEM 2. Properties - Oil and Gas Exploration and Production - Properties and Reserves and Supplemental Information to Consolidated Financial Statements.

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

As discussed in the risk factor immediately above, we use derivative instruments to hedge the impact of fluctuations in crude oil and natural gas prices on our results of operations and cash flows. In 2010, Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which, among other matters, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission (CFTC) adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain categories of swaps and may result in certain market participants needing to curtail their derivatives activities. Although some of the rules necessary to implement the Dodd-Frank Act are yet to be adopted, the CFTC has issued numerous rules to implement the Dodd-Frank Act, including a rule establishing an "end-user" exception to mandatory clearing (End-User Exception), a proposed rule regarding margin for uncleared swaps (Margin Rule) and a proposed rule imposing position limits (Position Limits Rule).

We qualify as a “non-financial entity” for purposes of the End-User Exception and, as such, we are eligible for, and expect to utilize, such exception. As a result, our hedging activities will not be subject to mandatory clearing or the margin requirements imposed in connection with mandatory clearing. We also qualify as a “non-financial entity” for purposes of the Margin Rule; therefore, if such rule is adopted, our uncleared swaps will not be subject to regulatory margin requirements. Finally, we believe our hedging activities would constitute bona fide hedging under the Position Limits Rule and would not be subject to limitation under such rule if it is enacted. However, many of our hedge counterparties and many other market participants may not be eligible for the End-User Exception, may be subject to mandatory clearing or the Margin Rule for swaps with some or all of their other swap counterparties, and/or may be subject to the Position Limits Rule.

The Dodd-Frank Act and the rules adopted thereunder could increase the cost of derivative contracts, alter the terms of derivative contracts, reduce the availability of derivatives to protect against the price risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If our use of derivatives is reduced as a result of the Dodd-Frank Act and related regulations, our results of operations may become more volatile, and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund our capital expenditure requirements. Any of these consequences could have a material and adverse effect on our business, financial condition and results of operations.

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

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the U.S. and have functional currencies other than the U.S. dollar. The assets, liabilities, revenues and expenses of certain of these foreign subsidiaries are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if the amount has not changed in the original currency. These translations could result in changes to our results of operations from period to period. For the fiscal year ended December 31, 2014, approximately 4% of our net operating revenues related to operations of our foreign subsidiaries whose functional currency was not the U.S. dollar.

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

ITEM 2.  Properties

Oil and Gas Exploration and Production - Properties and Reserves

Reserve Information.  For estimates of EOG's net proved and proved developed reserves of crude oil and condensate, natural gas liquids (NGL) and natural gas, as well as discussion of EOG's proved undeveloped reserves, the qualifications of the preparers of EOG's reserve estimates, EOG's independent petroleum consultants and EOG's processes and controls with respect to its reserve estimates, see "Supplemental Information to Consolidated Financial Statements."

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in "Supplemental Information to Consolidated Financial Statements" represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGL and natural gas that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment.  As a result, estimates by different engineers normally vary.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate (upward or downward).  Accordingly, reserve estimates are often different from the quantities ultimately recovered.  The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.  For related discussion, see ITEM 1A. Risk Factors and "Supplemental Information to Consolidated Financial Statements."

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

Acreage. The following table summarizes EOG's developed and undeveloped acreage at December 31, 2014. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

United States	2,243,353	1,621,498	3,621,549	2,590,927	5,864,902	4,212,425
Canada	123,970	94,565	213,964	183,474	337,934	278,039
Trinidad	75,667	65,669	48,520	38,816	124,187	104,485
United Kingdom	8,797	2,570	50,186	35,268	58,983	37,838
China	130,548	130,548	—	—	130,548	130,548
Argentina	—	—	211,016	95,052	211,016	95,052
Total	2,582,335	1,914,850	4,145,235	2,943,537	6,727,570	4,858,387

Most of our undeveloped oil and gas leases, particularly in the United States, are subject to lease expiration if initial wells are not drilled within a specified period, generally between three and five years. Approximately 0.6 million net acres will expire in 2015, 0.4 million net acres will expire in 2016 and 0.2 million net acres will expire in 2017 if production is not established or we take no other action to extend the terms of the leases or concessions. In the ordinary course of business, based on our evaluations of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

Producing Well Summary. EOG operated 9,678 gross and 8,357 net producing crude oil and natural gas wells at December 31, 2014. Gross crude oil and natural gas wells include 201 wells with multiple completions.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net

United States	4,706	3,732	5,699	4,931	10,405	8,663
Canada	11	4	120	82	131	86
Trinidad	13	10	31	27	44	37
United Kingdom	—	—	1	—	1	—
China	—	—	28	28	28	28
Argentina	3	1	—	—	3	1
Total	4,733	3,747	5,879	5,068	10,612	8,815

Drilling and Acquisition Activities.  During the years ended December 31, 2014, 2013 and 2012, EOG expended $7.9 billion, $7.0 billion and $7.1 billion, respectively, for exploratory and development drilling and acquisition of leases and producing properties, including asset retirement obligations of $196 million, $134 million and $127 million, respectively.  The following tables set forth the results of the gross crude oil and natural gas wells drilled and completed for the years ended December 31, 2014, 2013 and 2012:

	Gross Development Wells Completed				Gross Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2014
United States	901	47	8	956	12	—	5	17
Canada	42	—	—	42	—	—	—	—
Trinidad	—	1	—	1	—	—	—	—
United Kingdom	—	—	—	—	—	—	1	1
China	—	—	—	—	—	2	—	2
Argentina	—	—	—	—	—	—	3	3
Total	943	48	8	999	12	2	9	23
2013
United States	909	57	22	988	7	2	3	12
Canada	85	—	—	85	1	—	—	1
Trinidad	—	1	—	1	—	1	—	1
United Kingdom	3	—	—	3	—	—	1	1
China	—	—	—	—	—	1	—	1
Argentina	—	—	—	—	1	—	—	1
Total	997	58	22	1,077	9	4	4	17
2012
United States	844	135	8	987	8	7	1	16
Canada	83	3	—	86	3	—	—	3
China	—	—	—	—	—	—	1	1
Argentina	—	—	—	—	2	—	—	2
Total	927	138	8	1,073	13	7	2	22

The following tables set forth the results of the net crude oil and natural gas wells drilled and completed for the years ended December 31, 2014, 2013 and 2012:

	Net Development Wells Completed				Net Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2014
United States	807	39	7	853	11	—	5	16
Canada	35	—	—	35	—	—	—	—
Trinidad	—	1	—	1	—	—	—	—
United Kingdom	—	—	—	—	—	—	1	1
China	—	—	—	—	—	2	—	2
Argentina	—	—	—	—	—	—	1	1
Total	842	40	7	889	11	2	7	20
2013
United States	788	50	15	853	6	2	3	11
Canada	76	—	—	76	1	—	—	1
Trinidad	—	1	—	1	—	1	—	1
United Kingdom	3	—	—	3	—	—	1	1
China	—	—	—	—	—	1	—	1
Argentina	—	—	—	—	1	—	—	1
Total	867	51	15	933	8	4	4	16
2012
United States	705	100	7	812	7	6	1	14
Canada	80	3	—	83	3	—	—	3
China	—	—	—	—	—	—	1	1
Argentina	—	—	—	—	1	—	—	1
Total	785	103	7	895	11	6	2	19

EOG participated in the drilling of wells that were in progress at the end of the period as set out in the table below for the years ended December 31, 2014, 2013 and 2012:

	Wells in Progress at End of Period
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net

United States	388	327	320	280	324	267
Canada	—	—	13	8	—	—
Trinidad	1	1	—	—	1	1
United Kingdom	—	—	—	—	—	—
China	2	2	2	2	—	—
Argentina	—	—	1	1	—	—
Total	391	330	336	291	325	268

EOG acquired wells, which includes the acquisition of additional interests in certain wells in which EOG previously owned an interest, as set out in the tables below for the years ended December 31, 2014, 2013 and 2012:

	Gross Acquired Wells			Net Acquired Wells
	Crude Oil	Natural Gas	Total	Crude Oil	Natural Gas	Total
2014
United States	91	10	101	41	9	50
Total	91	10	101	41	9	50
2013
United States	68	27	95	50	21	71
Total	68	27	95	50	21	71
2012
United States	49	272	321	23	136	159
Total	49	272	321	23	136	159

All of EOG's drilling activities are conducted on a contractual basis with independent drilling contractors and other third-party service contractors.  EOG's other property, plant and equipment primarily includes gathering, transportation and processing infrastructure assets, crude-by-rail assets, and sand mine and sand processing assets which support EOG's exploration and production activities. EOG does not own drilling rigs or rail cars.

ITEM 3.  Legal Proceedings

The information required by this Item is set forth under the "Contingencies" caption in Note 8 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities

EOG's common stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol "EOG." The following table sets forth, for the periods indicated, the high and low sales price per share for EOG's common stock, as reported by the NYSE, and the amount of the cash dividend declared per share. The quarterly cash dividend on EOG's common stock has historically been declared in the quarter immediately preceding the quarter of payment and paid on January 31, April 30, July 31 and October 31 of each year (or, if such day is not a business day, the immediately preceding business day). On February 24, 2014, EOG's Board of Directors (Board) approved a two-for-one stock split in the form of a stock dividend, paid on March 31, 2014, to stockholders of record as of March 17, 2014. The information below has been adjusted for the stock split.

	Price Range
	High	Low	Dividend Declared
2014
First Quarter	$99.75	$80.63	$0.1250
Second Quarter	118.89	96.01	0.1250
Third Quarter	118.81	97.45	0.1675
Fourth Quarter	103.04	81.07	0.1675
2013
First Quarter	$69.10	$60.38	$0.0938
Second Quarter	69.50	56.03	0.0938
Third Quarter	86.96	66.62	0.0938
Fourth Quarter	94.15	78.01	0.0938

On February 24, 2014, the Board increased the quarterly cash dividend on the common stock by 33% from $0.0938 per share to $0.125 per share, effective beginning with the dividend paid on April 30, 2014, to stockholders of record as of April 16, 2014. On August 5, 2014, the Board increased the quarterly cash dividend on the common stock by 34% from $0.125 per share to $0.1675 per share, effective beginning with the dividend paid on October 31, 2014, to stockholders of record as of October 17, 2014.

As of February 10, 2015, there were approximately 2,000 record holders and approximately 365,000 beneficial owners of EOG's common stock.

EOG currently intends to continue to pay quarterly cash dividends on its outstanding shares of common stock in the future. However, the determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other factors, the financial condition, cash flow, level of exploration and development expenditure opportunities and future business prospects of EOG.

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2014 - October 31, 2014	24,137	$94.49	—	6,386,200
November 1, 2014 - November 30, 2014	49,964	$97.95	—	6,386,200
December 1, 2014 - December 31, 2014	59,747	$89.75	—	6,386,200
Total	133,848	$93.67

(1)
The 133,848 total shares for the quarter ended December 31, 2014, and the 1,209,247 shares for the full year 2014, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock unit grants or (ii) in payment of the exercise price of employee stock options.  These shares do not count against the 10 million aggregate share repurchase authorization of EOG's Board discussed below.

(2)	In September 2001, the Board authorized the repurchase of up to 10,000,000 shares of EOG's common stock. During 2014, EOG did not repurchase any shares under the Board-authorized repurchase program.

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

The performance graph shown below compares the cumulative five-year total return to stockholders on EOG's common stock as compared to the cumulative five-year total returns on the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Oil & Gas Exploration & Production Index (S&P O&G E&P).  The comparison was prepared based upon the following assumptions:

1.	$100 was invested on December 31, 2009 in each of the following: common stock of EOG, the S&P 500 and the S&P O&G E&P.

2.	Dividends are reinvested.

Comparison of Five-Year Cumulative Total Returns
EOG, S&P 500 and S&P O&G E&P
(Performance Results Through December 31, 2014)

	2009	2010	2011	2012	2013	2014
EOG	$100.00	$94.50	$102.52	$126.53	$176.51	$194.69
S&P 500	$100.00	$115.06	$117.49	$136.29	$180.43	$205.13
S&P O&G E&P	$100.00	$109.27	$102.24	$105.98	$135.11	$120.80

ITEM 6.  Selected Financial Data
(In Thousands, Except Per Share Data)

Year Ended December 31	2014	2013	2012	2011	2010

Statement of Income Data:
Net Operating Revenues	$18,035,340	$14,487,118	$11,682,636	$10,126,115	$6,099,896
Operating Income	$5,241,823	$3,675,211	$1,479,797	$2,113,309	$523,319
Net Income	$2,915,487	$2,197,109	$570,279	$1,091,123	$160,654
Net Income Per Share (1)
Basic	$5.36	$4.07	$1.07	$2.08	$0.32
Diluted	$5.32	$4.02	$1.05	$2.05	$0.32
Dividends Per Common Share (1)	$0.585	$0.375	$0.34	$0.32	$0.31
Average Number of Common Shares (1)
Basic	543,443	540,341	535,155	525,470	501,752
Diluted	548,539	546,227	541,524	532,536	509,000

(1)	All share and per share amounts have been restated to reflect the two-for-one stock split effective March 31, 2014.

At December 31	2014	2013	2012	2011	2010

Balance Sheet Data:
Total Property, Plant and Equipment, Net	$29,172,644	$26,148,836	$23,337,681	$21,288,824	$18,680,900
Total Assets	34,762,687	30,574,238	27,336,578	24,838,797	21,624,233
Long-Term Debt and Current Portion of Long-Term Debt	5,909,933	5,913,221	6,312,181	5,009,166	5,223,341
Total Stockholders' Equity	17,712,582	15,418,459	13,284,764	12,640,904	10,231,632

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

Net income for 2014 totaled $2,915 million as compared to $2,197 million for 2013.  At December 31, 2014, EOG's total estimated net proved reserves were 2,497 million barrels of oil equivalent (MMBoe), an increase of 378 MMBoe from December 31, 2013.  During 2014, net proved crude oil and condensate and natural gas liquids (NGL) reserves increased by 329 million barrels (MMBbl), and net proved natural gas reserves increased by 298 billion cubic feet or 50 MMBoe.

Operations

Several important developments have occurred since January 1, 2014.

United States and Canada.  EOG's efforts to identify plays with large reserve potential have proven to be successful.  EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and liquids-rich natural gas production.  EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and liquids-rich reservoirs.  In 2014, EOG remained focused on developing its existing North American crude oil and liquids-rich acreage.  In addition, increasing drilling and completion efficiencies and testing methods to improve the recovery factor of oil-in-place remained areas of emphasis in 2014.  EOG continues to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects.  On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGL to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 69% of total North American production during 2014 compared to 63% in 2013.  This liquids growth primarily reflects increased production from the South Texas Eagle Ford, the North Dakota Bakken and the Permian Basin.  In 2014, EOG's net Eagle Ford production averaged 202.7 thousand barrels per day (MBbld) of crude oil and condensate and NGL as compared to 140.9 MBbld in 2013.  EOG's major producing areas are in New Mexico, North Dakota, Texas, Utah and Wyoming.

EOG continues to deliver its crude oil to various markets in the United States, including sales points on the Gulf Coast where sales are based upon the Light Louisiana Sweet crude oil index.  EOG's crude-by-rail facilities provide EOG the flexibility to direct its crude oil shipments via rail car to the most favorable markets, including the Gulf Coast, Cushing, Oklahoma, and other markets.

During the fourth quarter of 2014, EOG completed the divestiture of all its assets in Manitoba, Canada and the majority of its assets in Alberta, Canada in two separate transactions.  Proceeds from the divestitures were approximately 400 million United States dollars, net of customary transaction adjustments. As a result of these transactions, approximately 150 million United States dollars of restricted cash related to future abandonment liabilities was released. The proceeds and cash were utilized for general corporate purposes.  Production from the divested assets totaled approximately 7,050 barrels of crude oil per day, 580 barrels of NGL per day and 43.5 million cubic feet of natural gas per day. Net proved reserves divested are estimated to be 7.7 million barrels of oil, 0.8 million barrels of NGL and 78.7 billion cubic feet of natural gas. EOG divested 1.3 million gross acres (1.1 million net acres), 97 percent of which were in Alberta, and approximately 5,800 producing wells of which 5,155 were natural gas. EOG reclassified approximately $383 million of accumulated translation adjustments from Accumulated Other Comprehensive Income to Net Income as the divestitures represented a substantially complete liquidation of EOG's Canadian operations. See Note 17 to the Consolidated Financial Statements.

International. In Trinidad, EOG continued to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a) and Modified U(b) Block and the EMZ Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago and its subsidiary and crude oil and condensate which is sold to the Petroleum Company of Trinidad and Tobago Limited. In the fourth quarter of

2014, EOG initiated a three-net well drilling program in the SECC and Modified U(b) Blocks, completing one well in 2014. In 2015, EOG expects to drill and complete the remaining two net wells in this program.

In the United Kingdom, EOG continues to make progress in the development of its 100% working interest East Irish Sea Conwy crude oil discovery. Modifications to the nearby third-party owned Douglas platform, which will be used to process Conwy production, began in 2013 and continued throughout 2014. First production from the Conwy field is anticipated in the third quarter of 2015. In the fourth quarter of 2014, EOG recognized a $351 million impairment of the Conwy project as a result of crude oil price declines.

In the Sichuan Basin, Sichuan Province, China, in 2014, EOG drilled two wells and completed two wells, one of which was originally drilled in 2013. In 2015, EOG expects to complete the second well that was drilled in 2014 and drill and complete four additional wells.

EOG's activity in Argentina is focused on the Vaca Muerta oil shale formation in the Neuquén Basin in Neuquén Province. In 2014, EOG completed a vertical well in the Cerro Avispa Block that was drilled in late 2013 and determined the well to be a dry hole. Also during 2014, EOG participated in the drilling of two wells in the Bajo del Toro Block, both of which were determined to be dry holes. In the fourth quarter of 2014, EOG recognized an impairment charge of $44 million for the balance of its investment in Argentina. Management is currently evaluating options for its investment.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure

One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 25% at December 31, 2014 and 28% at December 31, 2013.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity. At December 31, 2014, $500 million aggregate principal amount of its 2.95% Senior Notes due 2015 were reclassified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

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

During 2014, EOG funded $8.4 billion in exploration and development and other property, plant and equipment expenditures (excluding asset retirement obligations), repaid at maturity $500 million aggregate principal amount of long-term debt, paid $280 million in dividends to common stockholders and purchased $127 million of treasury stock in connection with stock compensation plans, primarily by utilizing cash provided from its operating activities, net proceeds of $569 million from the sale of assets, net proceds from the sale of the Notes and $99 million of excess tax benefits from stock compensation.

Total anticipated 2015 capital expenditures are estimated to range from approximately $4.9 billion to $5.1 billion, excluding acquisitions. The majority of 2015 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured Revolving Credit Agreement and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer EOG incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for each of the three years in the period ended December 31, 2014, should be read in conjunction with the consolidated financial statements of EOG and notes thereto beginning on page F-1.

Net Operating Revenues

During 2014, net operating revenues increased $3,548 million, or 24%, to $18,035 million from $14,487 million in 2013. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGL and natural gas, increased $1,837 million, or 17%, to $12,593 million in 2014 from $10,756 million in 2013. Revenues from the sales of crude oil and condensate and NGL in 2014 were approximately 85% of total wellhead revenues compared to 84% in 2013. During 2014, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $834 million compared to net losses of $166 million in 2013. Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, NGL and natural gas as well as gathering fees associated with gathering third-party natural gas, increased $402 million during 2014, to $4,046 million from $3,644 million in 2013.  Gains on asset dispositions, net, totaled $508 million and $198 million in 2014 and 2013, respectively.

Wellhead volume and price statistics for the years ended December 31, 2014, 2013 and 2012 were as follows:

Year Ended December 31	2014	2013	2012

Crude Oil and Condensate Volumes (MBbld) (1)
United States	282.0	212.1	149.3
Canada	5.8	7.0	7.0
Trinidad	1.0	1.2	1.5
Other International (2)	0.1	0.1	0.1
Total	288.9	220.4	157.9
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$92.73	$103.81	$98.38
Canada	86.71	87.05	86.08
Trinidad	84.63	90.30	92.26
Other International (2)	90.03	89.11	89.57
Composite	92.58	103.20	97.77
Natural Gas Liquids Volumes (MBbld) (1)
United States	79.7	64.3	55.1
Canada	0.6	0.9	0.8
Total	80.3	65.2	55.9
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$31.84	$32.46	$35.41
Canada	40.73	39.45	44.13
Composite	31.91	32.55	35.54
Natural Gas Volumes (MMcfd) (1)
United States	920	908	1,034
Canada	61	76	95
Trinidad	363	355	378
Other International (2)	9	8	9
Total	1,353	1,347	1,516
Average Natural Gas Prices ($/Mcf) (3)
United States	$3.93	$3.32	$2.51
Canada	4.32	3.08	2.49
Trinidad	3.65	3.68	3.72
Other International (2)	5.03	6.45	5.71
Composite	3.88	3.42	2.83
Crude Oil Equivalent Volumes (MBoed) (4)
United States	515.0	427.9	376.6
Canada	16.7	20.5	23.6
Trinidad	61.5	60.4	64.5
Other International (2)	1.5	1.3	1.7
Total	594.7	510.1	466.4

Total MMBoe (4)	217.1	186.2	170.7

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Argentina operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to Consolidated Financial Statements).

(4)
Thousand barrels of oil equivalent per day or million barrels of oil equivalent, as applicable; includes crude oil and condensate, NGL and natural gas.  Crude oil equivalents are determined using the ratio of 1.0 barrel of crude oil and condensate or NGL to 6.0 thousand cubic feet of natural gas.  MMBoe is calculated by multiplying the MBoed amount by the number of days in the period and then dividing that amount by one thousand.

2014 compared to 2013.  Wellhead crude oil and condensate revenues in 2014 increased $1,441 million, or 17%, to $9,742 million from $8,301 million in 2013, due to an increase of 68.5 MBbld, or 31%, in wellhead crude oil and condensate deliveries ($2,558 million), partially offset by a lower composite average wellhead crude oil and condensate price ($1,117 million).  The increase in deliveries primarily reflects increased production in the Eagle Ford, the North Dakota Bakken and the Permian Basin.  EOG's composite wellhead crude oil and condensate price for 2014 decreased 10% to $92.58 per barrel compared to $103.20 per barrel in 2013.

NGL revenues in 2014 increased $160 million, or 21%, to $934 million from $774 million in 2013, due to an increase of 15 MBbld, or 23%, in NGL deliveries ($179 million), partially offset by a lower composite average price ($19 million).  The increase in deliveries primarily reflects increased volumes in the Eagle Ford and the Permian Basin.  EOG's composite NGL price in 2014 decreased 2% to $31.91 per barrel compared to $32.55 per barrel in 2013.

Wellhead natural gas revenues in 2014 increased $235 million, or 14%, to $1,916 million from $1,681 million in 2013, primarily due to a higher composite wellhead natural gas price.  EOG's composite average wellhead natural gas price increased 13% to $3.88 per Mcf in 2014 compared to $3.42 per Mcf in 2013.  Natural gas deliveries in 2014 increased less than 1% to 1,353 MMcfd as compared to 1,347 MMcfd in 2013. Increased production in the United States (12 MMcfd) and Trinidad (8 MMcfd) was offset by lower production in Canada (15 MMcfd). In the United States, increased production of associated natural gas in the Eagle Ford and Permian Basin areas was partially offset by lower production in the Upper Gulf Coast and Fort Worth Basin Barnett Shale areas.

During 2014, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $834 million, which included net cash received from settlements of crude oil and natural gas financial derivative contracts of $34 million. During 2013, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $166 million, which included net cash received from settlements of crude oil and natural gas financial derivative contracts of $116 million.

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

Gathering, processing and marketing revenues less marketing costs in 2014 declined $75 million compared to 2013, primarily due to lower margins on crude oil marketing activities.

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

NGL revenues in 2013 increased $47 million, or 6%, to $774 million from $727 million in 2012, due to an increase of 9 MBbld, or 17%, in NGL deliveries ($118 million), partially offset by a lower composite average price ($71 million).  The increase in deliveries primarily reflects increased volumes in the Eagle Ford.  EOG's composite average NGL price in 2013 decreased 8% to $32.55 per barrel compared to $35.54 per barrel in 2012.

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

Operating and Other Expenses

2014 compared to 2013.  During 2014, operating expenses of $12,794 million were $1,982 million higher than the $10,812 million incurred during 2013.  The following table presents the costs per barrel of oil equivalent (Boe) for the years ended December 31, 2014 and 2013:

	2014	2013

Lease and Well	$6.53	$5.94
Transportation Costs	4.48	4.58
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	17.90	18.79
Other Property, Plant and Equipment	0.53	0.55
General and Administrative (G&A)	1.85	1.87
Net Interest Expense	0.93	1.26
Total (1)	$32.22	$32.99

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for 2014 compared to 2013 are set forth below.  See "Net Operating Revenues" above for a discussion of production volumes.

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

Lease and well expenses of $1,416 million in 2014 increased $310 million from $1,106 million in 2013 primarily due to higher operating and maintenance costs ($209 million), increased workover expenditures ($69 million) and increased lease and well administrative expenses ($32 million), all in the United States.

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

Transportation costs of $972 million in 2014 increased $119 million from $853 million in 2013 primarily due to increased transportation costs related to production from the Eagle Ford ($99 million) and the Rocky Mountain area ($15 million).

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

DD&A expenses in 2014 increased $396 million to $3,997 million from $3,601 million in 2013.  DD&A expenses associated with oil and gas properties in 2014 were $384 million higher than in 2013 primarily due to increased production in the United States ($630 million), partially offset by lower unit rates in the United States ($191 million) and Canada ($37 million) and a decrease in production in Canada ($31 million).  Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $402 million in 2014 were $54 million higher than 2013 primarily due to higher costs associated with supporting expanding operations.

Net interest expense of $201 million in 2014 was $34 million lower than 2013 primarily due to repayment of the $400 million aggregate principal amount of the 6.125% Senior Notes due 2013, the Subsidiary Debt and the Floating Rate Notes ($31 million), as well as an increase in capitalized interest across the company ($8 million). This was partially offset by interest expense on the Notes issued in March 2014 ($10 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs increased $38 million to $146 million in 2014 compared to $108 million in 2013 primarily due to increased activities in the Eagle Ford.

Exploration costs of $184 million in 2014 increased $23 million from $161 million in 2013 primarily due to increased geological and geophysical expenditures in the United States.

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

Impairments of $744 million in 2014 increased $457 million from $287 million in 2013 primarily due to increased impairments of proved properties in the United Kingdom ($351 million), the United States ($145 million) and Argentina ($39 million); and increased amortization of unproved property costs in the United States ($54 million); partially offset by decreased impairments of proved properties in Canada ($67 million) and Trinidad ($14 million); and lower impairments of other assets in the United States ($46 million). EOG recorded impairments of proved properties; other property, plant and equipment; and other assets of $575 million and $172 million in 2014 and 2013, respectively. The 2014 and 2013 amounts include impairments of $503 million and $7 million, respectively, related to certain assets as a result of declining commodity prices and using accepted bids for determining fair value.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income in 2014 increased $134 million to $758 million (6.0% of wellhead revenues) from $624 million (5.8% of wellhead revenues) in 2013.  The increase in taxes other than income was primarily due to increases in severance/production taxes ($112 million) primarily as a result of increased wellhead revenues and higher ad valorem/property taxes ($34 million) in the United States, partially offset by an increase in credits available to EOG in 2014 for Texas high-cost gas severance tax rate reductions ($11 million).

Other expense, net, was $45 million in 2014 compared to $3 million in 2013. The increase of $42 million was primarily due to net foreign currency transaction losses.

Income tax provision of $2,080 million in 2014 increased $840 million from $1,240 million in 2013 due primarily to higher pretax income.  The net effective tax rate for 2014 increased to 42% from 36% in the prior year. The net effective tax rate for 2014 exceeded the United States statutory tax rate (35%) due primarily to valuation allowances in the United Kingdom and deferred tax in the United States related to EOG's undistributed foreign earnings. EOG no longer asserts that foreign earnings will remain permanently reinvested abroad and therefore recorded deferred tax of $250 million on the accumulated balance of such earnings in the fourth quarter of 2014.

2013 compared to 2012.  During 2013, operating expenses of $10,812 million were $609 million higher than the $10,203 million incurred during 2012.  The following table presents the costs per Boe for the years ended December 31, 2013 and 2012:

	2013	2012

Lease and Well	$5.94	$5.85
Transportation Costs	4.58	3.52
DD&A -
Oil and Gas Properties	18.79	17.71
Other Property, Plant and Equipment	0.55	0.85
G&A	1.87	1.94
Net Interest Expense	1.26	1.25
Total (1)	$32.99	$31.12

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

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

Income tax provision of $1,240 million in 2013 increased $530 million from $710 million in 2012 primarily due to higher pretax income.  The net effective tax rate for 2013 decreased to 36% from 55% in 2012 due primarily to the absence of certain 2012 Canadian losses (26% statutory tax rate).

Capital Resources and Liquidity

Cash Flow

The primary sources of cash for EOG during the three-year period ended December 31, 2014, were funds generated from operations, proceeds from asset sales, net proceeds from issuances of long-term debt, excess tax benefits from stock-based compensation, net commercial paper borrowings and borrowings under other uncommitted credit facilities and revolving credit facilities.  The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; repayments of debt; dividend payments to stockholders; and purchases of treasury stock in connection with stock compensation plans.

2014 compared to 2013.  Net cash provided by operating activities of $8,649 million in 2014 increased $1,320 million from $7,329 million in 2013 primarily reflecting an increase in wellhead revenues ($1,837 million), favorable changes in working capital and other assets and liabilities ($391 million) and a decrease in net cash paid for interest expense ($38 million), partially offset by an increase in cash operating expenses ($662 million), an unfavorable change in the net cash received from the settlement of financial commodity derivative contracts ($82 million) and an increase in net cash paid for income taxes ($48 million).

Net cash used in investing activities of $7,514 million in 2014 increased by $1,199 million from $6,315 million in 2013 primarily due to an increase in additions to oil and gas properties ($823 million); an increase in additions to other property, plant and equipment ($364 million); and a decrease in proceeds from sales of assets ($191 million); partially offset by the release of restricted cash ($126 million) and favorable changes in working capital associated with investing activities ($52 million).

Net cash used in financing activities of $328 million during 2014 included repayments of long-term debt ($500 million), cash dividend payments ($280 million), purchases of treasury stock in connection with stock compensation plans ($127 million) and the settlement of a foreign currency swap ($32 million).  Cash provided by financing activities in 2014 included net proceeds from the issuance of the Notes ($496 million), excess tax benefits from stock-based compensation ($99 million) and proceeds from stock options exercised and employee stock purchase plan activity ($22 million).

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

Total Expenditures

The table below sets out components of total expenditures for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Expenditure Category
Capital
Drilling and Facilities	$6,910	$6,044	$6,184
Leasehold Acquisitions (1)	370	414	505
Property Acquisitions	139	120	1
Capitalized Interest	57	49	50
Subtotal	7,476	6,627	6,740
Exploration Costs	184	161	186
Dry Hole Costs	49	75	15
Exploration and Development Expenditures	7,709	6,863	6,941
Asset Retirement Costs	196	134	127
Total Exploration and Development Expenditures	7,905	6,997	7,068
Other Property, Plant and Equipment (2)	727	364	686
Total Expenditures	$8,632	$7,361	$7,754

(1)	Leasehold acquisitions included $5 million in both 2014 and 2013 and $20 million in 2012 related to non-cash property exchanges.

(2)	In 2012, other property, plant and equipment included non-cash additions of $66 million in connection with a capital lease transaction in the Eagle Ford.

Exploration and development expenditures of $7,709 million for 2014 were $846 million higher than the prior year primarily due to increased drilling and facilities expenditures in the United States ($1,019 million) and China ($12 million); and increased property acquisitions ($19 million), increased exploration geological and geophysical expenditures ($18 million), and increased capitalized interest ($8 million), all in the United States.  These increases were partially offset by decreased drilling and facilities expenditures in Canada ($82 million), Trinidad ($57 million), the United Kingdom ($40 million) and Argentina ($14 million); and decreased leasehold acquisition expenditures in the United States ($46 million).  The 2014 exploration and development expenditures of $7,709 million included $6,804 million in development, $709 million in exploration, $139 million in property acquisitions and $57 million in capitalized interest. The 2013 exploration and development expenditures of $6,863 million included $5,952 million in development, $742 million in exploration, $120 million in property acquisitions and $49 million in capitalized interest.  The 2012 exploration and development expenditures of $6,941 million included $5,989 million in development, $901 million in exploration and $50 million in capitalized interest.

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

Derivative Transactions

Commodity Derivative Contracts.  The total fair value of EOG's crude oil and natural gas derivative contracts is reflected on the Consolidated Balance Sheets at December 31, 2014, as a net asset of $465 million.  Presented below is a comprehensive summary of EOG's crude oil derivative contracts at February 16, 2015, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
		Weighted
	Volume	Average Price
	(Bbld)	($/Bbl)
2015 (1)
January 2015 (closed)	47,000	$91.22
February 1, 2015 through June 30, 2015	47,000	91.22
July 1, 2015 through December 31, 2015	10,000	89.98

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

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at February 16, 2015, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
		Weighted
	Volume	Average Price
	(MMBtud)	($/MMBtu)
2015 (1)
January 1, 2015 through February 28, 2015 (closed)	235,000	$4.47
March 2015	225,000	4.48
April 2015	195,000	4.49
May 1, 2015 through December 31, 2015	175,000	4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates.  All such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 175,000 MMBtud at an average price of $4.51 per MMBtu for each month during the period March 1, 2015 through December 31, 2015.

Financing

EOG's debt-to-total capitalization ratio was 25% at December 31, 2014, compared to 28% at December 31, 2013.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

The principal amount of debt outstanding totaled $5,890 million at both December 31, 2014 and 2013.  The estimated fair value of EOG's debt at December 31, 2014 and 2013 was $6,242 million and $6,222 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to EOG at year-end.  EOG's debt is at fixed interest rates.  While changes in interest rates affect the fair value of EOG's debt, such changes do not expose EOG to material fluctuations in earnings or cash flow.

During 2014, EOG funded its capital program primarily by utilizing cash provided by operating activities, proceeds from asset sales and cash provided by borrowings from its commercial paper program.  While EOG maintains a $2.0 billion commercial paper program, the maximum outstanding at any time during 2014 was $345 million, and the amount outstanding at year-end was zero.  The maximum amount outstanding under uncommitted credit facilities during 2014 was $31 million with zero outstanding at year-end. The average borrowings outstanding under the commercial paper program and the uncommitted credit facilities were $12 million and $0.1 million, respectively, during the year 2014.  EOG considers this excess availability, which is backed by its $2.0 billion senior unsecured Revolving Credit Agreement (Credit Agreement) described in Note 2 to Consolidated Financial Statements, to be ample to meet its ongoing operating needs.

Contractual Obligations

The following table summarizes EOG's contractual obligations at December 31, 2014, (in thousands):

Contractual Obligations (1)	Total	2015	2016 - 2017	2018 - 2019	2020 & Beyond

Current and Long-Term Debt	$5,890,000	$500,000	$1,000,000	$1,250,000	$3,140,000
Capital Lease	51,221	6,579	12,908	13,739	17,995
Non-Cancelable Operating Leases	476,023	101,835	134,292	79,349	160,547
Interest Payments on Long-Term Debt and Capital Lease	1,251,086	235,888	441,459	315,786	257,953
Transportation and Storage Service Commitments (2)	4,196,166	776,387	1,541,551	1,073,947	804,281
Drilling Rig Commitments (3)	401,552	294,758	93,922	12,872	—
Seismic Purchase Obligations	15,522	15,522	—	—	—
Fracturing Services Obligations	392,864	173,917	172,635	38,023	8,289
Other Purchase Obligations	338,197	280,634	39,582	17,025	956
Total Contractual Obligations	$13,012,631	$2,385,520	$3,436,349	$2,800,741	$4,390,021

(1)
This table does not include the liability for unrecognized tax benefits, EOG's pension or postretirement benefit obligations or liability for dismantlement, abandonment and asset retirement obligations (see Notes 6, 7 and 15, respectively, to Consolidated Financial Statements).

(2)
Amounts shown are based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars and British pounds into United States dollars at December 31, 2014.  Management does not believe that any future changes in these rates before the expiration dates of these commitments will have a material adverse effect on the financial condition or results of operations of EOG.

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

Off-Balance Sheet Arrangements

EOG does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships.  Such entities or partnerships, often referred to as variable interest entities (VIE) or special purpose entities (SPE), are generally established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. EOG was not involved in any unconsolidated VIE or SPE financial transactions or any other "off-balance sheet arrangement" (as defined in Item 303(a)(4)(ii) of Regulation S-K) during any of the periods covered by this report and currently has no intention of participating in any such transaction or arrangement in the foreseeable future.

Foreign Currency Exchange Rate Risk

During 2014, EOG was exposed to foreign currency exchange rate risk inherent in its operations in foreign countries, including Canada, Trinidad, the United Kingdom, China and Argentina.  The foreign currency most significant to EOG's operations during 2014 was the Canadian dollar.  The fluctuation of the Canadian dollar in 2014 impacted both the revenues and expenses of EOG's Canadian subsidiaries.  However, since Canadian commodity prices are largely correlated to United States prices, the changes in the Canadian currency exchange rate have less of an impact on the Canadian revenues than the Canadian expenses. As previously discussed, during the fourth quarter of 2014, EOG sold substantially all of its Canadian assets. EOG continues to monitor the foreign currency exchange rates of countries in which it is currently conducting business and may implement measures to protect against foreign currency exchange rate risk.

EOG was party to a foreign currency aggregate swap with multiple banks to eliminate any exchange rate impacts that may have resulted from the Subsidiary Debt. The foreign currency swap expired and was settled contemporaneously with the repayment upon maturity of the Subsidiary Debt on March 17, 2014 (see Note 2 to the Consolidated Financial Statements).

Outlook

Pricing.  Crude oil and natural gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of crude oil and condensate, NGL and natural gas, the availabilities of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, EOG is unable to predict what changes may occur in crude oil and condensate, NGL, natural gas, ammonia and methanol prices in the future.  The market price of crude oil and condensate, NGL and natural gas in 2015 will impact the amount of cash generated from operating activities, which will in turn impact EOG's financial position. As of January 30, 2015, the average 2015 U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas price was $51.86 and $2.85, respectively, representing declines of 44% and 35%, respectively, from the average NYMEX prices in 2014. See ITEM 1A. Risk Factors.

Including the impact of EOG's 2015 crude oil derivative contracts (exclusive of options) and based on EOG's tax position, EOG's price sensitivity in 2015 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $63 million for net income and $93 million for cash flows from operating activities.  Including the impact of EOG's 2015 natural gas derivative contracts (exclusive of options) and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2015 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $15 million for net income and $22 million for cash flows from operating activities.  For information regarding EOG's crude oil and natural gas financial commodity derivative contracts at February 16, 2015, see "Derivative Transactions" above.

Capital. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States crude oil drilling activity in its Eagle Ford, Delaware Basin and Bakken plays.

The total anticipated 2015 capital expenditures of $4.9 to $5.1 billion, excluding acquisitions, is structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities primarily from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its Credit Agreement and equity and debt offerings.

Operations. In 2015, EOG does not plan to increase crude oil production in the current low commodity price environment. Overall production in 2015 is expected to decline modestly from 2014 levels, and total crude oil production is expected to be flat as compared to the prior year. In 2015, EOG expects to allocate capital primarily to its highest rate-of-return crude oil assets, focus on cost reductions and seek out opportunities to acquire high-quality acreage at low costs.

Summary of Critical Accounting Policies

EOG prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes.  EOG identifies certain accounting policies as critical based on, among other things, their impact on the portrayal of EOG's financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their application.  Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.  Management routinely discusses the development, selection and disclosure of each of the critical accounting policies.  Following is a discussion of EOG's most critical accounting policies:

Proved Oil and Gas Reserves

EOG's engineers estimate proved oil and gas reserves in accordance with United States Securities and Exchange Commission regulations, which directly impact financial accounting estimates, including depreciation, depletion and amortization and impairments of proved properties.  Proved reserves represent estimated quantities of crude oil and condensate, NGL and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.  The process of estimating quantities of proved oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  For related discussion, see ITEM 1A. Risk Factors and "Supplemental Information to Consolidated Financial Statements."

Oil and Gas Exploration Costs

EOG accounts for its crude oil and natural gas exploration and production activities under the successful efforts method of accounting.  Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether EOG has discovered proved commercial reserves.  Exploratory drilling costs are capitalized when drilling is complete if it is determined that there is economic producibility supported by either actual production, a conclusive formation test or certain technical data if the discovery is located offshore.  If proved commercial reserves are not discovered, such drilling costs are expensed.  In some circumstances, it may be uncertain whether proved commercial reserves have been discovered when drilling has been completed.  Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made.  As of December 31, 2012, EOG had exploratory drilling costs related to a project in the United Kingdom that had been deferred for more than one year (see Note 16 to Consolidated Financial Statements).  These costs met the accounting requirements outlined above for continued capitalization.  Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized.

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

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset.  If the expected undiscounted future cash flows, based on EOG's estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is generally calculated using the Income Approach described in the Fair Value Measurement Topic of the ASC.  In certain instances, EOG utilizes accepted bids as the basis for determining fair value.  Estimates of undiscounted future cash flows require significant judgment.  Crude oil and natural gas prices have exhibited significant volatility in the past, and EOG expects that volatility to continue in the future.  During the past five years, West Texas Intermediate crude oil spot prices have fluctuated from approximately $53.45 per barrel to $113.39 per barrel, and Henry Hub natural gas spot prices have ranged from approximately $1.82 per MMBtu to $8.15 per MMBtu.  EOG's proved reserves estimates, including the timing of future production, are also subject to significant assumptions and judgment, and are frequently revised (upwards and downwards) as more information becomes available.  In the future, if actual crude oil and/or natural gas prices and/or actual production diverge negatively from EOG's current estimates, impairment charges may be necessary.

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

•	the timing, extent and duration of changes in prices for, and demand for, crude oil and condensate, NGL, natural gas and related commodities;

•	the extent to which EOG is successful in its efforts to acquire or discover additional reserves;

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 13 through 20 of this Annual Report on Form 10-K and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures. EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2014. EOG's disclosure controls and procedures are designed to provide reasonable assurance that information that is required to be disclosed in the reports EOG files or submits under the Exchange Act is accumulated and communicated to EOG's management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Based on that evaluation, EOG's principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of December 31, 2014.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment and such criteria, EOG's management believes that EOG's internal control over financial reporting was effective as of December 31, 2014. See also "Management's Responsibility for Financial Reporting" appearing on page F-2 of this report, which is incorporated herein by reference.

The report of EOG's independent registered public accounting firm relating to the consolidated financial statements and effectiveness of internal control over financial reporting is set forth beginning on page F-3 of this report.

There were no changes in EOG's internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from (i) EOG's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than April 30, 2015 and (ii) Item 1 of this report, specifically the information therein set forth under the caption "Executive Officers of the Registrant."

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

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than April 30, 2015. The Compensation Committee Report and related information incorporated by reference herein shall not be deemed "soliciting material" or to be "filed" with the United States Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that EOG specifically incorporates such information by reference into such a filing.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than April 30, 2015.

On February 24, 2014, EOG's Board of Directors (Board) approved a two-for-one stock split in the form of a stock dividend (payable to stockholders of record as of March 17, 2014, and paid on March 31, 2014) and corresponding adjustments to EOG's equity compensation plans. All share amounts set forth below have been restated to reflect the two-for-one stock split and such adjustments.

Equity Compensation Plan Information

Stock Plans Approved by EOG Stockholders.  EOG's stockholders approved the EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) at the 2008 Annual Meeting of Stockholders in May 2008.  At the 2010 Annual Meeting of Stockholders in April 2010 (2010 Annual Meeting), an amendment to the 2008 Plan was approved, pursuant to which the number of shares of common stock available for future grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units, performance stock, performance units and other stock-based awards under the 2008 Plan was increased by an additional 13.8 million shares, to an aggregate maximum of 25.8 million shares plus shares underlying forfeited or cancelled grants under the prior stock plans referenced below.  At the 2013 Annual Meeting of Stockholders in May 2013, EOG's stockholders approved the Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Amended and Restated Plan).  As more fully discussed in the Amended and Restated Plan document, the Amended and Restated Plan, among other things, authorizes an additional 31,000,000 shares of EOG common stock for grant under the plan and extends the expiration date of the plan to May 2023.  Under the Amended and Restated Plan, grants may be made to employees and non-employee members of EOG's Board.

At the 2010 Annual Meeting, an amendment to the Employee Stock Purchase Plan (ESPP) was approved to increase the shares available for grant by 2.0 million shares.  The ESPP was originally approved by EOG's stockholders in 2001, and would have expired on July 1, 2011.  The amendment also extended the term of the ESPP to December 31, 2019, unless terminated earlier by its terms or by EOG.

The 1992 Stock Plan and the 1993 Nonemployee Directors Stock Option Plan have also been approved by EOG's stockholders.  Upon the effective date of the 2008 Plan, no further grants were made under the 1992 Stock Plan or the 1993 Non-Employee Directors Stock Option Plan.  Plans that have not been approved by EOG's stockholders are described below.

Stock Plans Not Approved by EOG Stockholders.  The Board approved the 1994 Stock Plan, which provides equity compensation to employees who are not officers within the meaning of Rule 16a-1 of the Securities Exchange Act of 1934, as amended.  Upon the effective date of the 2008 Plan, no further grants were made under the 1994 Stock Plan. As of December 31, 2014, no grants remained outstanding under the 1994 Stock Plan.

In December 2008, the Board approved the amendment and continuation of the 1996 Deferral Plan as the "EOG Resources, Inc. 409A Deferred Compensation Plan" (Deferral Plan).  Under the Deferral Plan (as subsequently amended), payment of up to 50% of base salary and 100% of annual cash bonus, director's fees, vestings of restricted stock units granted to non-employee directors (and dividends credited thereon) under the 2008 Plan and 401(k) refunds (as defined in the Deferral Plan) may be deferred into a phantom stock account. In the phantom stock account, deferrals are treated as if shares of EOG common stock were purchased at the closing stock price on the date of deferral.  Dividends are credited quarterly and treated as if reinvested in EOG common stock.  Payment of the phantom stock account is made in actual shares of EOG common stock in accordance with the Deferral Plan and the individual's deferral election.  A total of 540,000 shares of EOG common stock have been authorized by the Board and registered for issuance under the Deferral Plan.  As of December 31, 2014, 264,110 phantom shares had been issued.

   The following table sets forth data for EOG's equity compensation plans aggregated by the various plans approved by EOG's stockholders and those plans not approved by EOG's stockholders, in each case as of December 31, 2014.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by EOG Stockholders	10,493,178	(1)	$64.96	29,512,062	(2)
Equity Compensation Plans Not Approved by EOG Stockholders	239,940	(3)	N/A	275,890	(4)
Total	10,733,118		$64.96	29,787,952

(1)
Does not include 1,907,698 outstanding restricted stock units and 299,691 outstanding performance units, for which shares of EOG common stock will be issued, on a one-for-one basis, upon the vesting of such grants.

(2)
Consists of (i) 28,718,378 shares remaining available for issuance under the 2008 Plan and (ii) 793,684 shares remaining available for purchase under the ESPP.  Pursuant to the fungible share design of the 2008 Plan, each share issued as a SAR or stock option under the 2008 Plan counts as 1.0 share against the aggregate plan share limit, and each share issued as a "full value award" (i.e., as restricted stock, restricted stock units, performance stock or performance units) counts as 2.45 shares against the aggregate plan share limit.  Thus, from the 28,718,378 shares remaining available for issuance under the 2008 Plan, (i) the maximum number of shares we could issue as SAR and stock option awards is 28,718,378 (i.e., if all shares remaining available for issuance under the 2008 Plan are issued as SAR and stock option awards) and (ii) the maximum number of shares we could issue as full value awards is 11,721,787 (i.e., if all shares remaining available for issuance under the 2008 Plan are issued as full value awards).

(3)
Consists of shares of EOG common stock to be issued in accordance with the Deferral Plan and participant deferral elections (i.e., in respect of the 239,940 phantom shares issued and outstanding under the Deferral Plan as of December 31, 2014). As of December 31, 2014, no grants remained outstanding under the 1994 Stock Plan.

(4)	Represents phantom shares that remain available for issuance under the Deferral Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than April 30, 2015.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than April 30, 2015.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2014.  In making this assessment, EOG used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities.  Based on this assessment and those criteria, management believes that EOG maintained effective internal control over financial reporting as of December 31, 2014.

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
February 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EOG Resources, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of EOG Resources, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EOG Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 18, 2015

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

Year Ended December 31	2014	2013	2012
Net Operating Revenues
Crude Oil and Condensate	$9,742,480	$8,300,647	$5,659,437
Natural Gas Liquids	934,051	773,970	727,177
Natural Gas	1,916,386	1,681,029	1,571,762
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	834,273	(166,349)	393,744
Gathering, Processing and Marketing	4,046,316	3,643,749	3,096,694
Gains on Asset Dispositions, Net	507,590	197,565	192,660
Other, Net	54,244	56,507	41,162
Total	18,035,340	14,487,118	11,682,636
Operating Expenses
Lease and Well	1,416,413	1,105,978	1,000,052
Transportation Costs	972,176	853,044	601,431
Gathering and Processing Costs	145,800	107,871	97,945
Exploration Costs	184,388	161,346	185,569
Dry Hole Costs	48,490	74,655	14,970
Impairments	743,575	286,941	1,270,735
Marketing Costs	4,126,060	3,648,840	3,035,494
Depreciation, Depletion and Amortization	3,997,041	3,600,976	3,169,703
General and Administrative	402,010	348,312	331,545
Taxes Other Than Income	757,564	623,944	495,395
Total	12,793,517	10,811,907	10,202,839
Operating Income	5,241,823	3,675,211	1,479,797
Other Income (Expense), Net	(45,050)	(2,865)	14,495
Income Before Interest Expense and Income Taxes	5,196,773	3,672,346	1,494,292
Interest Expense
Incurred	258,628	284,599	263,254
Capitalized	(57,170)	(49,139)	(49,702)
Net Interest Expense	201,458	235,460	213,552
Income Before Income Taxes	4,995,315	3,436,886	1,280,740
Income Tax Provision	2,079,828	1,239,777	710,461
Net Income	$2,915,487	$2,197,109	$570,279
Net Income Per Share
Basic	$5.36	$4.07	$1.07
Diluted	$5.32	$4.02	$1.05
Dividends Declared per Common Share	$0.585	$0.375	$0.340
Average Number of Common Shares
Basic	543,443	540,341	535,155
Diluted	548,539	546,227	541,524
Comprehensive Income
Net Income	$2,915,487	$2,197,109	$570,279
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(437,728)	(29,395)	37,739
Foreign Currency Swap Transaction	50	1,652	1,589
Income Tax Related to Foreign Currency Swap Transaction	(670)	1	(404)
Interest Rate Swap Transaction	777	2,737	(134)
Income Tax Related to Interest Rate Swap Transaction	(281)	(981)	48
Other	(1,038)	1,925	(689)
Other Comprehensive Income (Loss)	(438,890)	(24,061)	38,149
Comprehensive Income	$2,476,597	$2,173,048	$608,428
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

At December 31	2014	2013
ASSETS
Current Assets
Cash and Cash Equivalents	$2,087,213	$1,318,209
Accounts Receivable, Net	1,779,311	1,658,853
Inventories	706,597	563,268
Assets from Price Risk Management Activities	465,128	8,260
Income Taxes Receivable	71,621	4,797
Deferred Income Taxes	19,618	244,606
Other	286,533	274,022
Total	5,416,021	4,072,015
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	46,503,532	42,821,803
Other Property, Plant and Equipment	3,750,958	2,967,085
Total Property, Plant and Equipment	50,254,490	45,788,888
Less: Accumulated Depreciation, Depletion and Amortization	(21,081,846)	(19,640,052)
Total Property, Plant and Equipment, Net	29,172,644	26,148,836
Other Assets	174,022	353,387
Total Assets	$34,762,687	$30,574,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,860,548	$2,254,418
Accrued Taxes Payable	140,098	159,365
Dividends Payable	91,594	50,795
Liabilities from Price Risk Management Activities	—	127,542
Deferred Income Taxes	110,743	—
Current Portion of Long-Term Debt	6,579	6,579
Other	174,746	263,017
Total	3,384,308	2,861,716
Long-Term Debt	5,903,354	5,906,642
Other Liabilities	939,497	865,067
Deferred Income Taxes	6,822,946	5,522,354
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 549,028,374 Shares and 546,378,440 Shares Issued at December 31, 2014 and 2013, respectively	205,492	202,732
Additional Paid in Capital	2,837,150	2,646,879
Accumulated Other Comprehensive Income (Loss)	(23,056)	415,834
Retained Earnings	14,763,098	12,168,277
Common Stock Held in Treasury, 733,517 Shares and 206,830 Shares at December 31, 2014 and 2013, respectively	(70,102)	(15,263)
Total Stockholders' Equity	17,712,582	15,418,459
Total Liabilities and Stockholders' Equity	$34,762,687	$30,574,238

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2011	$202,693	$2,272,052	$401,746	$9,789,345	$(24,932)	$12,640,904
Net Income	—	—	—	570,279	—	570,279
Common Stock Issued Under Stock Plans	21	83,197	—	—	—	83,218
Common Stock Dividends Declared, $0.34 Per Share	—	—	—	(183,993)	—	(183,993)
Other Comprehensive Income	—	—	38,149	—	—	38,149
Change in Treasury Stock - Stock Compensation Plans, Net	—	(47,123)	—	—	(11,465)	(58,588)
Excess Tax Benefit from Stock-Based Compensation	—	67,035	—	—	—	67,035
Restricted Stock and Restricted Stock Units, Net	6	(2,364)	—	—	2,358	—
Stock-Based Compensation Expenses	—	127,504	—	—	—	127,504
Treasury Stock Issued as Compensation	—	39	—	—	217	256
Balance at December 31, 2012	202,720	2,500,340	439,895	10,175,631	(33,822)	13,284,764
Net Income	—	—	—	2,197,109	—	2,197,109
Common Stock Issued Under Stock Plans	6	38,723	—	—	—	38,729
Common Stock Dividends Declared, $0.38 Per Share	—	—	—	(204,463)	—	(204,463)
Other Comprehensive Loss	—	—	(24,061)	—	—	(24,061)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(79,641)	—	—	47,427	(32,214)
Excess Tax Benefit from Stock-Based Compensation	—	55,831	—	—	—	55,831
Restricted Stock and Restricted Stock Units, Net	6	(2,974)	—	—	(28,454)	(31,422)
Stock-Based Compensation Expenses	—	134,467	—	—	—	134,467
Treasury Stock Issued as Compensation	—	133	—	—	(414)	(281)
Balance at December 31, 2013	202,732	2,646,879	415,834	12,168,277	(15,263)	15,418,459
Net Income	—	—	—	2,915,487	—	2,915,487
Common Stock Issued Under Stock Plans	8	22,252	—	—	—	22,260
Common Stock Dividends Declared, $0.59 Per Share	—	—	—	(320,666)	—	(320,666)
Other Comprehensive Loss	—	—	(438,890)	—	—	(438,890)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(30,470)	—	—	(96,962)	(127,432)
Excess Tax Benefit from Stock-Based Compensation	—	99,459	—	—	—	99,459
Restricted Stock and Restricted Stock Units, Net	18	(43,109)	—	—	43,091	—
Stock-Based Compensation Expenses	—	144,842	—	—	—	144,842
Common Stock Issued - Stock Split	2,734	(2,734)	—	—	—	—
Treasury Stock Issued as Compensation	—	31	—	—	(968)	(937)
Balance at December 31, 2014	$205,492	$2,837,150	$(23,056)	$14,763,098	$(70,102)	$17,712,582
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Year Ended December 31	2014	2013	2012
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,915,487	$2,197,109	$570,279
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,997,041	3,600,976	3,169,703
Impairments	743,575	286,941	1,270,735
Stock-Based Compensation Expenses	145,086	134,055	127,778
Deferred Income Taxes	1,704,946	874,765	292,938
Gains on Asset Dispositions, Net	(507,590)	(197,565)	(192,660)
Other, Net	48,138	11,072	672
Dry Hole Costs	48,490	74,655	14,970
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(834,273)	166,349	(393,744)
Net Cash Received from Settlements of Commodity Derivative Contracts	34,007	116,361	711,479
Excess Tax Benefits from Stock-Based Compensation	(99,459)	(55,831)	(67,035)
Other, Net	13,009	18,205	14,411
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	84,982	(23,613)	(178,683)
Inventories	(161,958)	53,402	(156,762)
Accounts Payable	543,630	178,701	(17,150)
Accrued Taxes Payable	16,486	75,142	78,094
Other Assets	(14,448)	(109,567)	(118,520)
Other Liabilities	75,420	(20,382)	36,114
Changes in Components of Working Capital Associated with Investing and Financing Activities	(103,414)	(51,361)	74,158
Net Cash Provided by Operating Activities	8,649,155	7,329,414	5,236,777
Investing Cash Flows
Additions to Oil and Gas Properties	(7,519,667)	(6,697,091)	(6,735,316)
Additions to Other Property, Plant and Equipment	(727,138)	(363,536)	(619,800)
Proceeds from Sales of Assets	569,332	760,557	1,309,776
Changes in Restricted Cash	60,385	(65,814)	—
Changes in Components of Working Capital Associated with Investing Activities	103,523	51,106	(73,923)
Net Cash Used in Investing Activities	(7,513,565)	(6,314,778)	(6,119,263)
Financing Cash Flows
Long-Term Debt Borrowings	496,220	—	1,234,138
Long-Term Debt Repayments	(500,000)	(400,000)	—
Settlement of Foreign Currency Swap	(31,573)	—	—
Dividends Paid	(279,695)	(199,178)	(181,080)
Excess Tax Benefits from Stock-Based Compensation	99,459	55,831	67,035
Treasury Stock Purchased	(127,424)	(63,784)	(58,592)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	22,249	38,730	82,887
Debt Issuance Costs	(895)	—	(1,578)
Repayment of Capital Lease Obligation	(5,966)	(5,780)	(2,824)
Other, Net	(109)	255	(235)
Net Cash Provided by (Used in) Financing Activities	(327,734)	(573,926)	1,139,751
Effect of Exchange Rate Changes on Cash	(38,852)	1,064	3,444
Increase in Cash and Cash Equivalents	769,004	441,774	260,709
Cash and Cash Equivalents at Beginning of Year	1,318,209	876,435	615,726
Cash and Cash Equivalents at End of Year	$2,087,213	$1,318,209	$876,435
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

Financial Instruments.  EOG's financial instruments consist of cash and cash equivalents, commodity derivative contracts, accounts receivable, accounts payable and current and long-term debt, along with associated foreign currency and interest rate swaps.  The carrying values of cash and cash equivalents, commodity derivative contracts, accounts receivable and accounts payable approximate fair value (see Notes 2 and 12).

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

Arrangements for sales of crude oil and condensate, natural gas liquids (NGL) and natural gas are evidenced by signed contracts with determinable market prices, and revenues are recorded when production is delivered.  A significant majority of the purchasers of these products have investment grade credit ratings and material credit losses have been rare.  Revenues are recorded on the entitlement method based on EOG's percentage ownership of current production.  Each working interest owner in a well generally has the right to a specific percentage of production, although actual production sold on that owner's behalf may differ from that owner's ownership percentage.  Under entitlement accounting, a receivable is recorded when underproduction occurs and a payable is recorded when overproduction occurs.  Gathering, processing and marketing revenues represent sales of third-party crude oil and condensate, NGL and natural gas, as well as gathering fees associated with gathering third-party natural gas.

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

Accounting for Risk Management Activities.  Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three-year period ended December 31, 2014, EOG elected not to designate any of its financial commodity derivative instruments as accounting hedges and, accordingly, changes in the fair value of these outstanding derivative instruments are recognized as gains or losses in the period of change.  The gains or losses are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact of settled contracts is reflected as cash flows from operating activities.  EOG was party to a foreign currency swap transaction and an interest rate swap transaction, both of which were accounted for using the hedge accounting method.  EOG employs net presentation of derivative assets and liabilities for financial reporting purposes when such assets and liabilities are with the same counterparty and subject to a master netting arrangement.  See Note 12.

Income Taxes.  Income taxes are accounted for using the asset and liability approach.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.  EOG assesses the realizability of deferred tax assets and recognizes valuation allowances as appropriate (see Note 6).

Foreign Currency Translation.  The United States dollar is the functional currency for all of EOG's consolidated subsidiaries except for certain of its Canadian subsidiaries, for which the functional currency is the Canadian dollar, and its United Kingdom subsidiary, for which the functional currency is the British pound.  For subsidiaries whose functional currency is deemed to be other than the United States dollar, asset and liability accounts are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates prevailing during the year.  Translation adjustments are included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets.  Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. See Note 17.

Net Income Per Share.  Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities (see Note 9).

Stock-Based Compensation. EOG measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (see Note 7).

Recently Issued Accounting Standards. In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations by requiring that in order for a disposal to qualify as a discontinued operation, the disposal must represent a strategic shift that has (or will have) a major effect on the entity's operations and financial results. ASU 2014-08 also requires additional disclosures both for discontinued operations and individually significant components of an entity that do not qualify as discontinued operations. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014, with early adoption permitted. EOG has early-adopted the provisions of ASU 2014-08 and such adoption did not have a material impact on EOG's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 "Revenue From Contracts With Customers" (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2016, and permits adoption through the use of either the full retrospective approach or a modified retrospective approach.   Early application is not permitted. EOG has not determined which transition method it will use and is continuing to analyze ASU 2014-09 to determine what impact the new standard will have on its consolidated financial statements and related disclosures.

2.  Long-Term Debt

Long-Term Debt at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013

Floating Rate Senior Notes due 2014	$—	$350,000
2.95% Senior Notes due 2015	500,000	500,000
2.500% Senior Notes due 2016	400,000	400,000
5.875% Senior Notes due 2017	600,000	600,000
6.875% Senior Notes due 2018	350,000	350,000
5.625% Senior Notes due 2019	900,000	900,000
4.40% Senior Notes due 2020	500,000	500,000
2.45% Senior Notes due 2020	500,000	—
4.100% Senior Notes due 2021	750,000	750,000
2.625% Senior Notes due 2023	1,250,000	1,250,000
6.65% Senior Notes due 2028	140,000	140,000
4.75% Subsidiary Debt due 2014	—	150,000
Total Long-Term Debt	5,890,000	5,890,000
Capital Lease Obligation	51,221	57,187
Less: Current Portion of Long-Term Debt	6,579	6,579
Unamortized Debt Discount	31,288	33,966
Total Long-Term Debt, Net	$5,903,354	$5,906,642

At December 31, 2014, the aggregate annual maturities of long-term debt (excluding capital lease obligations) were $500 million in 2015, $400 million in 2016, $600 million in 2017, $350 million in 2018 and $900 million in 2019.  At December 31, 2014, $500 million aggregate principal amount of its 2.95% Senior Notes due 2015 were classified as long-term debt based upon EOG's intent and ability to ultimately replace such amounts with other long-term debt.

During 2014 and 2013, EOG utilized commercial paper and short-term borrowings from uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes.  EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at December 31, 2014 and 2013, respectively.  The average borrowings outstanding under the commercial paper program were $12 million and $37 million during the years ended December 31, 2014 and 2013, respectively.  The average borrowings outstanding under the uncommitted credit facilities were $0.1 million and zero during the years ended December 31, 2014 and 2013, respectively.  The weighted average interest rates for commercial paper borrowings were 0.25% and 0.30% for the years 2014 and 2013, respectively, and were 0.70% for uncommitted credit facility borrowings for the year 2014.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders.  The Agreement matures on October 11, 2016 and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods, subject to, among certain other terms and conditions, the consent of the lenders holding greater than 50% of the commitments then outstanding under the Agreement.  At December 31, 2014, there were no borrowings or letters of credit outstanding under the Agreement.  Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offered Rate (LIBOR) plus an applicable margin (Eurodollar rate), or the base rate (as defined in the Agreement) plus an applicable margin.  At December 31, 2014, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.05% and 3.25%, respectively.

The Agreement contains representations, warranties, covenants and events of default that are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a total debt-to-total capitalization ratio of no greater than 65%.  At December 31, 2014, and during the year then ended, EOG was in compliance with this financial debt covenant.

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

Restricted Cash. In order to comply with the Canadian Alberta Energy Regulator's requirements to post financial security for well abandonment obligations, former EOG subsidiary EOG Resources Canada Inc. (EOGRC) established a 160 million Canadian dollar letter of credit facility (subsequently increased to 190 million Canadian dollars), with Royal Bank of Canada (RBC) as the lender. The letter of credit facility required EOGRC to deposit cash, in an amount equal to all outstanding letters of credit under such facility, in a cash collateral account at RBC.  In connection with the sale of substantially all of EOG's Canadian assets in the fourth quarter of 2014, this letter of credit facility was amended and the then-outstanding cash collateral balance of 170 million Canadian dollars (approximately 150 million United States dollars) was released.  This letter of credit facility was transferred to the purchaser of the Alberta assets. See Note 17.

3.  Stockholders' Equity

Common Stock.  In September 2001, EOG's Board of Directors (Board) authorized the purchase of an aggregate maximum of 10 million shares of Common Stock that superseded all previous authorizations.  At December 31, 2014, 6,386,200 shares remained available for purchase under this authorization.  EOG last purchased shares of its Common Stock under this authorization in March 2003.  In addition, shares of Common Stock are from time to time withheld by, or returned to, EOG in satisfaction of tax withholding obligations arising upon the exercise of employee stock options or stock-settled stock appreciation rights (SARs), the vesting of restricted stock or restricted stock unit grants or in payment of the exercise price of employee stock options.  Such shares withheld or returned do not count against the Board authorization discussed above.  Shares purchased, withheld and returned are held in treasury for, among other purposes, fulfilling any obligations arising under EOG's stock-based compensation plans and any other approved transactions or activities for which such shares of Common Stock may be required.

On February 24, 2014, EOG's Board approved a two-for-one stock split in the form of a stock dividend, which was paid on March 31, 2014, to stockholders of record as of March 17, 2014.

On August 5, 2014, the Board increased the quarterly cash dividend on the common stock by 34% to $0.1675 per share, effective beginning with the dividend paid on October 31, 2014, to stockholders of record as of October 17, 2014. On February 24, 2014, the Board increased the quarterly cash dividend on the common stock by 33% to $0.125 per share, effective beginning with the dividend paid on April 30, 2014, to stockholders of record as of April 16, 2014. The Board increased the quarterly cash dividend on the Common Stock to $0.0938 per share on February 13, 2013, effective beginning with the dividend paid on April 30, 2013, to stockholders of record as of April 16, 2013.

The following summarizes Common Stock activity for each of the years ended December 31, 2012, 2013 and 2014 (in thousands):

	Common Shares
	Issued	Treasury	Outstanding

Balance at December 31, 2011	538,646	(608)	538,038
Common Stock Issued Under Stock-Based Compensation Plans	4,942	—	4,942
Treasury Stock Purchased (1)	—	(1,150)	(1,150)
Common Stock Issued Under Employee Stock Purchase Plan	328	—	328
Treasury Stock Issued Under Stock-Based Compensation Plans	—	1,106	1,106
Balance at December 31, 2012	543,916	(652)	543,264
Common Stock Issued Under Stock-Based Compensation Plans	2,206	—	2,206
Treasury Stock Purchased (1)	—	(854)	(854)
Common Stock Issued Under Employee Stock Purchase Plan	256	—	256
Treasury Stock Issued Under Stock-Based Compensation Plans	—	1,300	1,300
Balance at December 31, 2013	546,378	(206)	546,172
Common Stock Issued Under Stock-Based Compensation Plans	2,448	—	2,448
Treasury Stock Purchased (1)	—	(1,209)	(1,209)
Common Stock Issued Under Employee Stock Purchase Plan	202	—	202
Treasury Stock Issued Under Stock-Based Compensation Plans	—	682	682
Balance at December 31, 2014	549,028	(733)	548,295

(1)
Represents shares that were withheld by, or returned to, EOG in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or SARs, the vesting of restricted stock or restricted stock unit grants or in payment of the exercise price of employee stock options.

Preferred Stock.  EOG currently has one authorized series of preferred stock.  As of December 31, 2014, there were no shares of preferred stock outstanding.

4.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the Consolidated Statements of Stockholders' Equity. The components of Accumulated Other Comprehensive Income (Loss) at December 31, 2014 and 2013 consisted of the following (in thousands):

	Foreign Currency Translation Adjustment		Foreign Currency Swap		Interest Rate Swap		Other (3)	Total

December 31, 2013	$417,707		$620		$(496)		$(1,997)	$415,834
Other comprehensive loss before reclassifications	(54,484)		—		—		(918)	(55,402)
Amounts reclassified out of other comprehensive income (loss)	(383,244)	(1)	(670)	(2)	777	(2)	139	(382,998)
Tax effects	—		50		(281)		(259)	(490)
Other comprehensive income (loss)	(437,728)		(620)		496		(1,038)	(438,890)
December 31, 2014	$(20,021)		$—		$—		$(3,035)	$(23,056)

(1)	Reclassified to Net Income - Gain on Asset Dispositions, Net. See Note 17.

(2)	Reclassified to Net Income - Interest Expense Incurred. See Note 2.

(3)	Related to certain EOG pension plans. See Note 7.

No significant amounts were reclassified out of Accumulated Other Comprehensive Income (Loss) during the years ended December 31, 2013 and 2012.

5.  Other Income (Expense), Net

Other expense, net, for 2014 included net foreign currency transaction losses ($34 million), losses on dispositions of warehouse stock ($15 million) and equity income from investments in ammonia plants in Trinidad ($8 million).  Other income, net, for 2013 included net foreign currency transaction gains ($12 million), equity income from investments in ammonia plants in Trinidad ($11 million), interest income ($6 million) primarily related to sales and use tax refunds, and losses on dispositions of warehouse stock ($23 million).  Other income, net, for 2012 included equity income from investments in ammonia plants in Trinidad ($20 million), interest income ($9 million) primarily due to severance tax refunds, net foreign currency transaction gains ($7 million), losses on dispositions of warehouse stock ($10 million) and operating losses on EOG's investment in the proposed Pacific Trail Pipelines in Canada ($9 million).

6.  Income Taxes

The principal components of EOG's net deferred income tax liabilities at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Current Deferred Income Tax Assets (Liabilities)
Commodity Hedging Contracts	$—	$29,582
Deferred Compensation Plans	—	42,296
Net Operating Loss	—	96,616
Alternative Minimum Tax Credit Carryforward	—	72,297
Foreign Net Operating Loss	49,865	—
Foreign Valuation Allowance	(30,247)	—
Other	—	3,815
Total Net Current Deferred Income Tax Assets	$19,618	$244,606
Noncurrent Deferred Income Tax Assets (Liabilities)
Foreign Oil and Gas Exploration and Development Costs Deducted for Tax Under Book Depreciation, Depletion and Amortization	$(141,643)	$(112,346)
Foreign Net Operating Loss	487,876	369,257
Foreign Valuation Allowances	(349,704)	(183,122)
Foreign Other	4,096	4,179
Total Net Noncurrent Deferred Income Tax Assets	$625	$77,968
Current Deferred Income Tax (Asset) Liabilities
Commodity Hedging Contracts	$166,109	$—
Deferred Compensation Plans	(48,207)	—
Accrued Expenses and Liabilities	(5,643)	—
Other	(1,516)	—
Total Net Current Deferred Income Tax Liabilities	$110,743	$—
Noncurrent Deferred Income Tax (Assets) Liabilities
Oil and Gas Exploration and Development Costs Deducted for Tax Over Book Depreciation, Depletion and Amortization	$7,634,297	$6,287,541
Non-Producing Leasehold Costs	(44,236)	(50,581)
Seismic Costs Capitalized for Tax	(158,157)	(136,964)
Equity Awards	(127,541)	(122,665)
Capitalized Interest	97,739	101,006
Alternative Minimum Tax Credit Carryforward	(793,126)	(557,352)
Undistributed Foreign Earnings	249,861	—
Other	(35,891)	1,369
Total Net Noncurrent Deferred Income Tax Liabilities	$6,822,946	$5,522,354
Total Net Deferred Income Tax Liabilities	$6,913,446	$5,199,780

          The components of Income Before Income Taxes for the years indicated below were as follows (in thousands):

	2014	2013	2012

United States	$5,161,232	$3,268,727	$1,988,105
Foreign	(165,917)	168,159	(707,365)
Total	$4,995,315	$3,436,886	$1,280,740

The principal components of EOG's Income Tax Provision for the years indicated below were as follows (in thousands):

	2014	2013	2012
Current:
Federal	$269,326	$207,777	$242,674
State	22,835	22,856	22,573
Foreign	82,721	134,379	152,276
Total	374,882	365,012	417,523
Deferred:
Federal	1,608,706	915,994	454,173
State	29,056	26,305	632
Foreign	67,184	(67,534)	(161,867)
Total	1,704,946	874,765	292,938
Income Tax Provision	$2,079,828	$1,239,777	$710,461

The differences between taxes computed at the United States federal statutory tax rate and EOG's effective rate were as follows:

	2014	2013	2012

Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
State Income Tax, Net of Federal Benefit	0.68	0.93	1.18
Income Tax Provision Related to Foreign Operations	(0.12)	0.23	1.11
Canadian Divestiture	(3.46)	—	—
Undistributed Foreign Earnings	4.94	—	—
Foreign Valuation Allowances	6.47	—	10.57
Foreign Oil and Gas Impairments	(1.90)	—	6.90
Other	0.03	(0.09)	0.71
Effective Income Tax Rate	41.64%	36.07%	55.47%

The effective tax rate of 42% in 2014 was higher than the prior year rate of 36% primarily due to valuation allowances in the United Kingdom and taxes on undistributed foreign earnings in the United States.

Deferred tax assets are recorded for certain tax benefits, including tax net operating losses (NOLs) and tax credit carryforwards, provided that management assesses the utilization of such assets to be "more likely than not."  Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  On the basis of this evaluation, as of December 31, 2014, 2013 and 2012, cumulative valuation allowances of $463 million, $224 million and $200 million, respectively, have been recorded as EOG does not believe that certain foreign and state deferred tax assets are more likely than not to be realized.  Once established, these valuation allowances are subsequently adjusted for current year taxable profits or losses and future taxable income estimates.

The balance of unrecognized tax benefits at December 31, 2014, was zero. When applicable, EOG records interest and penalties related to unrecognized tax benefits to its income tax provision.  Currently, there are no amounts of interest or penalties recognized on the Consolidated Statements of Income and Comprehensive Income or on the Consolidated Balance Sheets.  EOG does not anticipate that the amount of the unrecognized tax benefits will significantly change during the next twelve months.  EOG and its subsidiaries file income tax returns in the United States and various state, local and foreign jurisdictions.  EOG is generally no longer subject to income tax examinations by tax authorities in the United States (federal), Canada, the United Kingdom, Trinidad and China for taxable years before 2011, 2010, 2013, 2002 and 2008, respectively.

EOG's foreign subsidiaries' undistributed earnings of approximately $1.8 billion at December 31, 2014, are no longer considered to be permanently reinvested outside the United States and, accordingly, EOG recorded $250 million of United States federal and state deferred income taxes in 2014.  EOG based its change in the permanent reinvestment assertion on a post-Canadian divestiture evaluation of its remaining foreign operations' capital requirements and projected foreign cash surpluses.

In 2014, EOG utilized a United States federal tax NOL of $940 million thereby fully exhausting the balance of federal tax NOLs carried forward from prior years.  However, as of December 31, 2014, EOG still had state income tax NOLs being carried forward of approximately $1.6 billion, which, if unused, expire between 2015 and 2034.  The Stock Compensation Topic of the ASC provides that when settlement of a stock award contributes to a NOL carryforward, neither the associated excess tax benefit nor the credit to Additional Paid in Capital (APIC) should be recorded until the stock award deduction reduces income taxes payable.  Due to the current-year utilization of the available NOLs, a benefit of $29 million was reflected in APIC.  In 2014, EOG paid alternative minimum tax (AMT) of $196 million.  The AMT paid in 2014, along with AMT of $597 million paid in prior years, will be carried forward indefinitely as a credit available to offset regular income taxes in future periods.

The ability of EOG to utilize the AMT credit carryforwards to reduce federal income taxes may become subject to various limitations under the Internal Revenue Code.  Such limitations may arise if certain ownership changes (as defined for income tax purposes) were to occur.  As of December 31, 2014, management does not believe that an ownership change has occurred which would limit the carryforward.

During 2014, EOG's United Kingdom subsidiary incurred a tax NOL of approximately $246 million which, along with prior years' NOLs of $548 million, will be carried forward indefinitely. However, as a carryforward, the tax effect of these NOLs represent a future tax benefit (deferred tax asset) and must be evaluated for the likelihood of future utilization. Evaluations done in late 2014 indicate that not all of these NOLs may be utilized and therefore a valuation allowance was recorded in the fourth quarter of this year and is included in the aforementioned valuation allowance total.

7.  Employee Benefit Plans

Stock-Based Compensation

During 2014, EOG maintained various stock-based compensation plans as discussed below.  EOG recognizes compensation expense on grants of stock options, SARs, restricted stock and restricted stock units, performance units and performance stock, and grants made under its Employee Stock Purchase Plan (ESPP).  Stock-based compensation expense is calculated based upon the grant date estimated fair value of the awards, net of forfeitures, based upon EOG's historical employee turnover rate.  Compensation expense is amortized over the shorter of the vesting period or the period from date of grant until the date the employee becomes eligible to retire without company approval.

Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon the job functions of the employees receiving the grants.  Compensation expense related to EOG's stock-based compensation plans for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions):

	2014	2013	2012

Lease and Well	$41	$35	$35
Gathering and Processing Costs	1	1	1
Exploration Costs	27	27	27
General and Administrative	76	71	65
Total	$145	$134	$128

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, SARs, restricted stock and restricted stock units, performance stock and performance units, and other stock-based awards.  At December 31, 2014, approximately 28.7 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

During 2014, 2013 and 2012, EOG issued shares in connection with stock option/SAR exercises, restricted stock and performance stock grants, restricted stock unit releases and ESPP purchases.  EOG recognized, as an adjustment to APIC, federal income tax benefits of $99 million, $56 million and $67 million for 2014, 2013 and 2012, respectively, related to the exercise of stock options/SARs and the release of restricted stock and restricted stock units.

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

The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of ESPP grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $62 million, $53 million and $49 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Stock Options/SARs			ESPP
	2014	2013	2012	2014	2013	2012

Weighted Average Fair Value of Grants	$30.75	$27.35	$18.98	$21.65	$15.06	$12.56
Expected Volatility	35.28%	35.86%	39.68%	25.03%	29.89%	40.92%
Risk-Free Interest Rate	0.95%	0.78%	0.45%	0.08%	0.11%	0.11%
Dividend Yield	0.61%	0.40%	0.60%	0.46%	0.60%	0.60%
Expected Life	5.2 years	5.5 years	5.6 years	0.5 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's Common Stock.  The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant.  The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth the stock option and SAR transactions for the years ended December 31, 2014, 2013 and 2012 (stock options and SARs in thousands):

	2014		2013		2012
	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price

Outstanding at January 1	10,452	$54.43	12,438	$42.91	16,748	$35.01
Granted	2,146	101.55	2,268	83.70	2,480	55.99
Exercised (1)	(1,718)	45.68	(4,046)	35.62	(6,492)	27.40
Forfeited	(387)	68.95	(208)	50.78	(298)	45.59
Outstanding at December 31	10,493	64.96	10,452	54.43	12,438	42.91
Stock Options/SARs Exercisable at December 31	5,287	49.40	4,638	43.95	6,286	37.49

(1)
The total intrinsic value of stock options/SARs exercised during the years 2014, 2013 and 2012 was $95 million, $151 million and $185 million, respectively.  The intrinsic value is based upon the difference between the market price of the Common Stock on the date of exercise and the grant price of the stock options/SARs.

At December 31, 2014, there were 10.1 million stock options/SARs vested or expected to vest with a weighted average grant price of $64.29 per share, an intrinsic value of $299 million and a weighted average remaining contractual life of 4.3 years.

The following table summarizes certain information for the stock options and SARs outstanding and exercisable at December 31, 2014 (stock options and SARs in thousands):

Stock Options/SARs Outstanding					Stock Options/SARs Exercisable
Range of Grant Prices	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value(1)	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value (1)

$22.00 to $ 42.99	2,682	3	$40.74		2,129	3	$40.50
43.00 to 46.99	1,612	2	45.57		1,598	2	45.58
47.00 to 56.99	2,014	4	55.80		995	4	55.57
57.00 to 84.99	2,099	5	83.08		548	5	82.44
85.00 to 116.99	2,086	7	101.70		17	3	97.77
	10,493	4	64.96	$304,679	5,287	3	49.40	$225,692

(1)	Based upon the difference between the closing market price of the Common Stock on the last trading day of the year and the grant price of in-the-money stock options and SARs.

At December 31, 2014, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $112 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.7 years.

At December 31, 2014, approximately 794,000 shares of Common Stock remained available for issuance under the ESPP.  The following table summarizes ESPP activities for the years ended December 31, 2014, 2013 and 2012 (in thousands, except number of participants):

	2014	2013	2012

Approximate Number of Participants	1,991	1,844	1,705
Shares Purchased	202	256	328
Aggregate Purchase Price	$14,927	$14,015	$12,522

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  The restricted stock and restricted stock units generally vest five years after the date of grant, except for certain bonus grants, and as defined in individual grant agreements.  Upon vesting of restricted stock, shares of Common Stock are released to the employee.  Upon vesting, restricted stock units are converted into shares of Common Stock and released to the employee.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $74 million, $72 million and $72 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth the restricted stock and restricted stock unit transactions for the years ended December 31, 2014, 2013 and 2012 (shares and units in thousands):

	2014		2013		2012
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	7,358	$49.54	7,636	$45.53	8,480	$41.47
Granted	1,132	98.72	1,294	76.04	1,534	56.09
Released (1)	(2,761)	105.24	(1,368)	52.39	(2,118)	36.35
Forfeited	(335)	62.55	(204)	48.55	(260)	42.68
Outstanding at December 31 (2)	5,394	64.39	7,358	49.54	7,636	45.53

(1)
The total intrinsic value of restricted stock and restricted stock units released during the years ended December 31, 2014, 2013 and 2012 was $291 million, $101 million and $120 million, respectively.  The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at December 31, 2014 and 2013 was approximately $497 million and $617 million, respectively.

At December 31, 2014, unrecognized compensation expense related to restricted stock and restricted stock units totaled $178 million.  Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 2.5 years.

Performance Units and Performance Stock.  EOG grants performance units and/or performance stock to its executive officers.  As more fully discussed in the grant agreements, the performance metric applicable to these performance-based grants is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies.  Upon the application of the performance multiple at the completion of the performance period, a minimum of zero and a maximum of 666,390 performance units/shares could be outstanding (based on the number of performance units/shares outstanding as of December 31, 2014).  Subject to the termination provisions set forth in the grant agreements and the applicable performance multiple, the grants of performance shares/units will "cliff" vest five years from the date of grant.  The fair value of the performance units and performance stock is estimated using a Monte Carlo simulation.  Stock-based compensation expense related to performance unit and performance stock grants totaled $9 million, $9 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

      Weighted average fair values and valuation assumptions used to value performance unit and performance stock grants during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012

Weighted Average Fair Value of Grants	$119.27	$100.34	$67.05
Expected Volatility	32.18%	33.63%	36.39%
Risk-Free Interest Rate	1.18%	0.79%	0.39%

Expected volatility is based on the term-matched historical volatility over the simulated term, which is calculated as the time between the grant date and the end of the performance period.  The risk-free interest rate is based on a 3.26 year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date.

The following table sets forth performance unit and performance stock transactions for the years ended December 31, 2014, 2013 and 2012 (shares and units in thousands):

	2014		2013		2012
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	261	$82.18	142	$67.05	—	—
Granted	72	119.27	119	100.34	142	67.05
Outstanding at December 31 (1)	333	$90.17	261	$82.18	142	$67.05

(1)	The total intrinsic value of performance units and performance stock outstanding at December 31, 2014 and 2013 was $30.7 million and $21.9 million, respectively.

At December 31, 2014, unrecognized compensation expense related to performance units and performance stock totaled $5 million.  Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.8 years.

Pension Plans.  EOG has a defined contribution pension plan in place for most of its employees in the United States.  EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions.  EOG's total costs recognized for the plan were $41 million, $37 million and $36 million for 2014, 2013 and 2012, respectively.

In addition, at December 31, 2014, EOG's Canadian subsidiary maintained both a non-contributory defined benefit pension plan and a non-contributory defined contribution pension plan, as well as a matched defined contribution savings plan.  EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan.  EOG's United Kingdom subsidiary maintains a pension plan which includes a non-contributory defined contribution pension plan and a matched defined contribution savings plan.  With the exception of Canada's non-contributory defined benefit pension plan, which is closed to new employees, these pension plans are available to most employees of the Canadian, Trinidadian and United Kingdom subsidiaries.  EOG's combined contributions to these plans were $5 million, $4 million and $3 million for 2014, 2013 and 2012, respectively.

For the Canadian and Trinidadian defined benefit pension plans, the benefit obligation, fair value of plan assets and accrued benefit cost totaled $14 million, $12 million and $1 million, respectively, at December 31, 2014, and $13 million, $11 million and $1 million, respectively, at December 31, 2013. In connection with the divestiture of substantially all of its Canadian assets, EOG has elected to terminate the Canadian non-contributory defined benefit pension plan.

Postretirement Health Care.  EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

8.  Commitments and Contingencies

Letters of Credit and Guarantees.  At December 31, 2014, EOG had standby letters of credit and guarantees outstanding totaling approximately $423 million primarily representing guarantees of payment or performance obligations on behalf of subsidiaries.  In connection with the divestiture of substantially all of EOG's Canadian assets, EOG's standby letters of credit and guarantees outstanding will ultimately decrease by approximately $71 million. At December 31, 2013, EOG had standby letters of credit and guarantees outstanding totaling approximately $711 million, of which $150 million represented a guarantee of subsidiary indebtedness (see Note 2) and $561 million primarily represented guarantees of payment or performance obligations on behalf of subsidiaries.  As of February 18, 2015, there were no demands for payment under these guarantees.

Minimum Commitments.  At December 31, 2014, total minimum commitments from long-term non-cancelable operating leases, drilling rig commitments, seismic purchase obligations, fracturing services obligations, other purchase obligations and transportation and storage service commitments, based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars and British pounds into United States dollars at December 31, 2014, were as follows (in thousands):

Total Minimum Commitments

2015	$1,643,053
2016 - 2017	1,981,982
2018 - 2019	1,221,216
2020 and beyond	974,073
$5,820,324

Included in the table above are leases for buildings, facilities and equipment with varying expiration dates through 2042.  Rental expenses associated with existing leases amounted to $237 million, $191 million and $182 million for 2014, 2013 and 2012, respectively.

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

9.  Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	2014	2013	2012
Numerator for Basic and Diluted Earnings per Share -
Net Income	$2,915,487	$2,197,109	$570,279
Denominator for Basic Earnings per Share -
Weighted Average Shares	543,443	540,341	535,155
Potential Dilutive Common Shares -
Stock Options/SARs	2,526	2,316	2,911
Restricted Stock/Units and Performance Units/Stock	2,570	3,570	3,458
Denominator for Diluted Earnings per Share -
Adjusted Diluted Weighted Average Shares	548,539	546,227	541,524
Net Income Per Share
Basic	$5.36	$4.07	$1.07
Diluted	$5.32	$4.02	$1.05

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive.  Shares underlying the excluded stock options and SARs totaled 0.7 million, 0.3 million and 0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

10.  Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012

Interest, Net of Capitalized Interest	$197,383	$235,854	$196,944
Income Taxes, Net of Refunds Received	$342,741	$294,739	$360,006

EOG's accrued capital expenditures at December 31, 2014, 2013 and 2012 were $972 million, $731 million and $734 million, respectively.

Non-cash investing activities for each of the years ended December 31, 2014 and 2013 included non-cash additions of $5 million to EOG's oil and gas properties as a result of property exchanges.

Non-cash investing and financing activities for the year ended December 31, 2012, included non-cash additions of $66 million to EOG's other property, plant and equipment and related obligations in connection with a capital lease transaction and non-cash additions of $20 million to EOG's oil and gas properties as a result of property exchanges.

11.  Business Segment Information

EOG's operations are all crude oil and natural gas exploration and production related. The Segment Reporting Topic of the ASC establishes standards for reporting information about operating segments in annual financial statements.  Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  EOG's chief operating decision-making process is informal and involves the Chairman of the Board and Chief Executive Officer and other key officers.  This group routinely reviews and makes operating decisions related to significant issues associated with each of EOG's major producing areas in the United States, Canada, Trinidad, the United Kingdom and China.  For segment reporting purposes, the chief operating decision maker considers the major United States producing areas to be one operating segment.

Financial information by reportable segment is presented below as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	United States	Canada	Trinidad	Other International (1)	Total
2014
Crude Oil and Condensate	$9,526,149	$184,420	$29,604	$2,307	$9,742,480
Natural Gas Liquids	924,454	9,597	—	—	934,051
Natural Gas	1,321,175	96,274	483,071	15,866	1,916,386
Gains on Mark-to-Market Commodity Derivative Contracts	834,273	—	—	—	834,273
Gathering, Processing and Marketing	4,040,024	228	6,064	—	4,046,316
Gains on Asset Dispositions, Net	96,339	411,251	—	—	507,590
Other, Net	49,950	4,257	37	—	54,244
Net Operating Revenues (2)	16,792,364	706,027	518,776	18,173	18,035,340
Depreciation, Depletion and Amortization	3,684,943	105,274	188,592	18,232	3,997,041
Operating Income (Loss)	5,074,911	360,114	277,471	(470,673)	5,241,823
Interest Income	849	847	253	290	2,239
Other Income (Expense)	(14,953)	(19,719)	8,712	(21,329)	(47,289)
Net Interest Expense	269,166	(20,681)	—	(47,027)	201,458
Income (Loss) Before Income Taxes	4,791,641	361,923	286,436	(444,685)	4,995,315
Income Tax Provision	1,837,185	80,807	98,559	63,277	2,079,828
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	7,133,727	76,642	76,138	184,670	7,471,177
Total Property, Plant and Equipment, Net	28,391,741	33,635	382,719	364,549	29,172,644
Total Assets	32,871,398	182,250	865,674	843,365	34,762,687

	United States	Canada	Trinidad	Other International (1)	Total
2013
Crude Oil and Condensate	$8,035,358	$221,999	$40,379	$2,911	$8,300,647
Natural Gas Liquids	761,535	12,435	—	—	773,970
Natural Gas	1,100,808	85,446	477,103	17,672	1,681,029
Losses on Mark-to-Market Commodity Derivative Contracts	(166,349)	—	—	—	(166,349)
Gathering, Processing and Marketing	3,636,209	1,476	6,064	—	3,643,749
Gains on Asset Dispositions, Net	93,876	102,570	1,119	—	197,565
Other, Net	51,713	4,770	24	—	56,507
Net Operating Revenues (3)	13,513,150	428,696	524,689	20,583	14,487,118
Depreciation, Depletion and Amortization	3,223,596	180,836	181,990	14,554	3,600,976
Operating Income (Loss)	3,543,841	(45,214)	266,329	(89,745)	3,675,211
Interest Income	2,803	2,076	336	370	5,585
Other Income (Expense)	(29,696)	7,707	9,889	3,650	(8,450)
Net Interest Expense	283,209	(4,204)	—	(43,545)	235,460
Income (Loss) Before Income Taxes	3,233,739	(31,227)	276,554	(42,180)	3,436,886
Income Tax Provision (Benefit)	1,161,328	598	118,270	(40,419)	1,239,777
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	6,133,894	137,920	132,984	217,638	6,622,436
Total Property, Plant and Equipment, Net	24,456,383	602,333	476,174	613,946	26,148,836
Total Assets	27,668,713	880,765	986,796	1,037,964	30,574,238
2012
Crude Oil and Condensate	$5,383,612	$221,556	$50,708	$3,561	$5,659,437
Natural Gas Liquids	713,497	13,680	—	—	727,177
Natural Gas	951,463	86,361	514,322	19,616	1,571,762
Gains on Mark-to-Market Commodity Derivative Contracts	393,744	—	—	—	393,744
Gathering, Processing and Marketing	3,091,281	—	5,413	—	3,096,694
Gains on Asset Dispositions, Net	166,201	26,459	—	—	192,660
Other, Net	40,780	367	15	—	41,162
Net Operating Revenues (4)	10,740,578	348,423	570,458	23,177	11,682,636
Depreciation, Depletion and Amortization	2,780,563	223,689	147,062	18,389	3,169,703
Operating Income (Loss)	2,233,911	(1,065,434)	371,876	(60,556)	1,479,797
Interest Income	8,343	123	125	180	8,771
Other Income (Expense)	(12,455)	(8,689)	20,482	6,386	5,724
Net Interest Expense	242,138	6,589	238	(35,413)	213,552
Income (Loss) Before Income Taxes	1,987,661	(1,080,589)	392,245	(18,577)	1,280,740
Income Tax Provision (Benefit)	707,401	(134,745)	140,468	(2,663)	710,461
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	6,198,267	302,851	49,376	169,852	6,720,346
Total Property, Plant and Equipment, Net	21,560,998	877,996	535,405	363,282	23,337,681
Total Assets	24,523,072	1,202,031	1,012,727	598,748	27,336,578

(1)	Other International primarily consists of EOG's United Kingdom, China and Argentina operations.

(2)	EOG had sales activity with two significant purchasers in 2014, one totaling $4.0 billion and the other totaling $3.0 billion of consolidated Net Operating Revenues in the United States segment.

(3)	EOG had sales activity with two significant purchasers in 2013, one totaling $3.9 billion and the other totaling $2.0 billion of consolidated Net Operating Revenues in the United States segment.

(4)	EOG had sales activity with a single significant purchaser in 2012 that totaled $2.2 billion of consolidated Net Operating Revenues in the United States segment.

12.  Risk Management Activities

Commodity Price Risks.  EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk.

During 2014, 2013 and 2012, EOG elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounted for these financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact is reflected in Cash Flows from Operating Activities.  During 2014, 2013 and 2012, EOG recognized net gains (losses) on the mark-to-market of financial commodity derivative contracts of $834 million, $(166) million and $394 million, respectively, which included cash received from settlements of crude oil and natural gas derivative contracts of $34 million, $116 million and $711 million, respectively.

Commodity Derivative Contracts.  Presented below is a comprehensive summary of EOG's crude oil derivative contracts at December 31, 2014, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

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

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at December 31, 2014, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2015 (1)
January 2015 (closed)	235,000	$4.47
February 2015	235,000	4.47
March 2015	225,000	4.48
April 2015	195,000	4.49
May 1, 2015 through December 31, 2015	175,000	4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates.  All such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 175,000 MMBtud at an average price of $4.51 per MMBtu for each month during the period February 1, 2015 through December 31, 2015.

Foreign Currency Exchange Rate Derivative.  EOG was party to a foreign currency aggregate swap with multiple banks to eliminate any exchange rate impacts that may have resulted from the Subsidiary Debt.  The foreign currency swap agreement expired and was settled contemporaneously with the repayment upon maturity of the Subsidiary Debt on March 17, 2014 (see Note 2).

Interest Rate Derivative.  EOG was party to an interest rate swap with a counterparty bank.  The interest rate swap was entered into in order to mitigate EOG's exposure to volatility in interest rates related to its Floating Rate Notes.  The interest rate swap expired and was settled contemporaneously with the repayment upon maturity of the Floating Rate Notes on February 3, 2014 (see Note 2).

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at December 31, 2014 and 2013, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at December 31,
Description	Location on Balance Sheet	2014	2013
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$465	$8
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$—	$127
Foreign currency swap - Current portion	Current Liabilities - Other	$—	$40
Interest rate swap - Current portion	Current Liabilities - Other	$—	$1

(1)
The current portion of Assets from Price Risk Management Activities consists of gross assets of $477 million, partially offset by gross liabilities of $12 million, at December 31, 2014 and gross assets of $18 million, partially offset by gross liabilities of $10 million, at December 31, 2013.

(2)
The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $12 million, offset by gross assets of $12 million, at December 31, 2014 and gross liabilities of $137 million, partially offset by gross assets of $10 million, at December 31, 2013.

Credit Risk.  Notional contract amounts are used to express the magnitude of commodity price, foreign currency and interest rate swap agreements.  The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 13).  EOG evaluates its exposure to significant counterparties on an ongoing basis, including those arising from physical and financial transactions.  In some instances, EOG renegotiates payment terms and/or requires collateral, parent guarantees or letters of credit to minimize credit risk.  At December 31, 2014, EOG's net accounts receivable balance related to United States, Canada, Argentina and United Kingdom hydrocarbon sales included two receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from two petroleum refinery companies.  The related amounts were collected during early 2015.  At December 31, 2013, EOG's net accounts receivable balance related to United States, Canada, Argentina and United Kingdom hydrocarbon sales included three receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from two petroleum refinery companies and one multinational oil and gas company.  The related amounts were collected during early 2014. In 2014 and 2013, all natural gas from EOG's Trinidad operations was sold to the National Gas Company of Trinidad and Tobago and its subsidiary, and all natural gas from EOG's China operations was sold to Petrochina Company Limited.

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDA to be settled immediately.  See Note 13 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2014 and 2013.  EOG had no collateral posted and held $278 million of collateral at December 31, 2014, and had no collateral posted and held no collateral at December 31, 2013.

Substantially all of EOG's accounts receivable at December 31, 2014 and 2013 resulted from hydrocarbon sales and/or joint interest billings to third-party companies, including foreign state-owned entities in the oil and gas industry.  This concentration of customers and joint interest owners may impact EOG's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions.  In determining whether or not to require collateral or other credit enhancements from a customer or joint interest owner, EOG typically analyzes the entity's net worth, cash flows, earnings and credit ratings.  Receivables are generally not collateralized.  During the three-year period ended December 31, 2014, credit losses incurred on receivables by EOG have been immaterial.

13.  Fair Value Measurements

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

The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at December 31, 2014 and 2013 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2014
Financial Assets:
Natural Gas Options/Swaptions	$—	$100	$—	$100
Crude Oil Swaps	—	121	—	121
Crude Oil Options/Swaptions	—	244	—	244

At December 31, 2013
Financial Assets:
Natural Gas Options/Swaptions	$—	$8	$—	$8
Financial Liabilities:
Crude Oil Swaps	$—	$17	$—	$17
Crude Oil Options/Swaptions	—	110	—	110
Foreign Currency Rate Swap	—	40	—	40
Interest Rate Swap	—	1	—	1

The estimated fair value of crude oil and natural gas derivative contracts (including options/swaptions) and the interest rate swap contract (see Note 12) was based upon forward commodity price and interest rate curves based on quoted market prices.  The estimated fair value of the foreign currency rate swap was based upon forward currency rates.  Commodity derivative contracts were valued by utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant and equipment.  Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives.  A reconciliation of EOG's asset retirement obligations is presented in Note 15.

During 2014, proved oil and gas properties and other assets with a carrying amount of $968 million were written down to their fair value of $393 million, resulting in pretax impairment charges of $575 million.  Included in the $575 million pretax impairment charges are $58 million of impairments of proved oil and gas properties and other assets for which EOG utilized accepted offers from third-party purchasers as the basis for determining fair value.  During 2013, proved and unproved oil and gas properties and other assets with a carrying amount of $400 million were written down to their fair value of $228 million, resulting in pretax impairment charges of $172 million. Included in the $172 million pretax impairment charges are $58 million of impairments of proved oil and gas properties and other assets for which EOG utilized accepted offers from third-party purchasers as the basis for determining fair value.  Significant Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

Fair Value of Debt.  At both December 31, 2014 and 2013, EOG had outstanding $5,890 million aggregate principal amount of debt, which had estimated fair values of approximately $6,242 million and $6,222 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at year-end.

14.  Accounting for Certain Long-Lived Assets

EOG reviews its proved oil and gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset.  During 2014, 2013 and 2012, such reviews indicated that unamortized capitalized costs of certain properties were higher than their expected undiscounted future cash flows primarily due to lower commodity prices, downward reserve revisions, drilling of marginal or uneconomic wells, or development dry holes in certain producing fields.  Several impairments over this period were recognized in connection with the signing of purchase and sale agreements.  As a result, EOG recorded pretax charges of $171 million, $73 million and $171 million in the United States during 2014, 2013 and 2012, respectively, and $8 million, $76 million and $872 million in Canada during 2014, 2013 and 2012, respectively.  Additionally, EOG recorded pretax charges of $396 million and $9 million in Other International during 2014 and 2013, respectively, and $14 million in Trinidad during 2013.  The pretax charges are included in Impairments on the Consolidated Statements of Income and Comprehensive Income.  The carrying values for assets determined to be impaired were adjusted to estimated fair value using the Income Approach described in the Fair Value Measurement Topic of the ASC.  In certain instances, EOG utilizes accepted bids as the basis for determining fair value.  Amortization and impairments of unproved oil and gas property costs, including amortization of capitalized interest, were $168 million, $115 million and $228 million during 2014, 2013 and 2012, respectively.

15.  Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013

Carrying Amount at Beginning of Period	$761,898	$665,944
Liabilities Incurred	123,849	103,284
Liabilities Settled (1)	(247,422)	(70,510)
Accretion	41,489	35,180
Revisions	82,885	38,552
Foreign Currency Translations	(9,981)	(10,552)
Carrying Amount at End of Period	$752,718	$761,898

Current Portion	$11,814	$43,857
Noncurrent Portion	$740,904	$718,041

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

16.  Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the years ended December 31, 2014, 2013 and 2012 are presented below (in thousands):

	2014	2013	2012

Balance at January 1	$9,211	$49,116	$61,111
Additions Pending the Determination of Proved Reserves	32,080	52,099	73,332
Reclassifications to Proved Properties	(15,946)	(54,505)	(69,462)
Costs Charged to Expense (1)	(8,092)	(35,859)	(17,115)
Foreign Currency Translations	—	(1,640)	1,250
Balance at December 31	$17,253	$9,211	$49,116	(2)

(1)	Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

(2)
At December 31, 2012, exploratory well costs totaling $21 million related to an outside operated offshore Central North Sea project in the United Kingdom that had been capitalized for more than one year.

At December 31, 2014 and 2013, all exploratory well costs had been capitalized for periods of less than one year.

17.  Divestitures

During 2014, EOG received proceeds of approximately $569 million primarily from the divestiture of all its assets in Manitoba and the majority of its assets in Alberta (collectively, the Canadian Sales) and from sales of producing properties and acreage in the Upper Gulf Coast region, the Rocky Mountain area and the Mid-Continent area. The Canadian Sales that closed on or about December 1, 2014, occurred in two separate transactions, an asset sale and the sale of the stock of certain of EOG's Canadian subsidiaries. As these two transactions represent a substantially complete liquidation of EOG's Canadian operations, EOG reclassified approximately $383 million of cumulative translation adjustments previously recorded in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets to Net Income (Gains on Asset Dispositions, Net) on the Consolidated Statements of Income and Comprehensive Income. The Canadian Sales also resulted in the release of approximately $150 million of restricted cash related to future abandonment liabilities. During 2013, EOG received proceeds of approximately $761 million primarily from the sales of its entire interest in the planned Kitimat project in Canada, undeveloped acreage in the Horn River Basin in Canada and producing properties and acreage in the Permian Basin, the Mid-Continent area and the Upper Gulf Coast region.  During 2012, EOG received proceeds of approximately $1.3 billion from the sales of producing properties and acreage primarily in the Rocky Mountain area, the Upper Gulf Coast region and Canada.

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

Oil and Gas Reserves.  Users of this information should be aware that the process of estimating quantities of "proved," "proved developed" and "proved undeveloped" crude oil, natural gas liquids (NGL) and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.  See ITEM 1A. Risk Factors.

Proved reserves represent estimated quantities of crude oil, NGL and natural gas that geoscience and engineering data are used to estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under then-existing economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a significant expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe.  Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded.  EOG has formulated development plans for all drilling locations associated with its PUDs at December 31, 2014.  Under these plans, each PUD location will be drilled within five years from the date it was recorded.  Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

In making estimates of PUDs, EOG's technical staff, including engineers and geoscientists, perform detailed technical analysis of each potential drilling location within its inventory of prospects.  In making a determination as to which of these locations would penetrate undrilled portions of the formation that can be judged, with reasonable certainty, to be continuous and contain economically producible crude oil and natural gas, studies are conducted using numerous data elements and analysis techniques.  EOG's technical staff estimates the hydrocarbons in place, by mapping the entirety of the play in question using seismic techniques, typically employing two-dimensional and three-dimensional data.  This analysis is integrated with other static data, including, but not limited to, core analysis, mechanical properties of the formation, thermal maturity indicators, and well logs of existing penetrations.  Highly specialized equipment is utilized to prepare rock samples in assessing microstructures which contribute to porosity and permeability.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Certain of EOG's Trinidad reserves are held under production sharing contracts where EOG's interest varies with prices and production volumes.  Trinidad reserves, as presented on a net basis, assume prices in existence at the time the estimates were made and EOG's estimate of future production volumes.  Future fluctuations in prices, production rates or changes in political or regulatory environments could cause EOG's share of future production from Trinidadian reserves to be materially different from that presented.

Estimates of proved reserves at December 31, 2014, 2013 and 2012 were based on studies performed by the engineering staff of EOG.  The Engineering and Acquisitions Department is directly responsible for EOG's reserve evaluation process and consists of nine professionals, all of whom hold, at a minimum, bachelor's degrees in engineering, and five of whom are Registered Professional Engineers.  The Vice President, Engineering and Acquisitions is the manager of this department and is the primary technical person responsible for this process.  The Vice President, Engineering and Acquisitions holds a Bachelor of Science degree in Petroleum Engineering, has 29 years of experience in reserve evaluations and is a Registered Professional Engineer in the State of Texas.

EOG's reserves estimation process is a collaborative effort coordinated by the Engineering and Acquisitions Department in compliance with EOG's internal controls for such process.  Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including crude oil, NGL and natural gas prices, production costs, transportation costs, future capital expenditures and EOG's net ownership percentages are obtained from other departments within EOG.  EOG's Internal Audit Department conducts testing with respect to such non-technical inputs.  Additionally, EOG engages DeGolyer and MacNaughton (D&M), independent petroleum consultants, to perform independent reserves evaluation of select EOG properties comprising not less than 75% of EOG's estimates of proved reserves.  EOG's Board of Directors requires that D&M's and EOG's reserve quantities for the properties evaluated by D&M vary by no more than 5% in the aggregate.  Once completed, EOG's year-end reserves are presented to senior management, including the Chairman of the Board and Chief Executive Officer; the Chief Operating Officer; the Executive Vice Presidents, Exploration and Production; and the Vice President and Chief Financial Officer, for approval.

Opinions by D&M for the years ended December 31, 2014, 2013 and 2012 covered producing areas containing 76%, 82% and 87%, respectively, of proved reserves of EOG on a net-equivalent-barrel-of-oil basis.  D&M's opinions indicate that the estimates of proved reserves prepared by EOG's Engineering and Acquisitions Department for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M.  Such estimates by D&M in the aggregate varied by not more than 5% from those prepared by the Engineering and Acquisitions Department of EOG.  All reports by D&M were developed utilizing geological and engineering data provided by EOG.  The report of D&M dated January 23, 2015, which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M's technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 23.2 to this Annual Report on Form 10-K and incorporated herein by reference.

No major discovery or other favorable or adverse event subsequent to December 31, 2014, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables set forth EOG's net proved and proved developed reserves at December 31 for each of the four years in the period ended December 31, 2014, and the changes in the net proved reserves for each of the three years in the period ended December 31, 2014, as estimated by the Engineering and Acquisitions Department of EOG:

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET PROVED AND PROVED DEVELOPED RESERVE SUMMARY

	United States	Canada	Trinidad	Other International (1)	Total
NET PROVED RESERVES

Crude Oil (MBbl) (2)
Net proved reserves at December 31, 2011	495,296	18,592	3,507	98	517,493
Revisions of previous estimates	4,105	(2,493)	71	5	1,688
Purchases in place	1,010	—	—	—	1,010
Extensions, discoveries and other additions	241,171	5,681	—	8,834	255,686
Sales in place	(15,921)	(1,343)	—	—	(17,264)
Production	(54,632)	(2,574)	(550)	(39)	(57,795)
Net proved reserves at December 31, 2012	671,029	17,863	3,028	8,898	700,818
Revisions of previous estimates	57,668	(5,866)	(991)	(142)	50,669
Purchases in place	1,097	—	—	—	1,097
Extensions, discoveries and other additions	230,023	673	—	58	230,754
Sales in place	(2,337)	—	—	—	(2,337)
Production	(77,431)	(2,550)	(447)	(33)	(80,461)
Net proved reserves at December 31, 2013	880,049	10,120	1,590	8,781	900,540
Revisions of previous estimates	28,301	(313)	99	(65)	28,022
Purchases in place	9,705	—	—	—	9,705
Extensions, discoveries and other additions	319,540	—	—	14	319,554
Sales in place	(4,967)	(7,656)	—	—	(12,623)
Production	(102,946)	(2,126)	(350)	(26)	(105,448)
Net proved reserves at December 31, 2014	1,129,682	25	1,339	8,704	1,139,750

Natural Gas Liquids (MBbl) (2)
Net proved reserves at December 31, 2011	226,586	1,202	—	—	227,788
Revisions of previous estimates	47,293	563	—	—	47,856
Purchases in place	612	—	—	—	612
Extensions, discoveries and other additions	71,396	178	—	—	71,574
Sales in place	(7,300)	(77)	—	—	(7,377)
Production	(20,181)	(309)	—	—	(20,490)
Net proved reserves at December 31, 2012	318,406	1,557	—	—	319,963
Revisions of previous estimates	12,157	(48)	—	—	12,109
Purchases in place	1,202	—	—	—	1,202
Extensions, discoveries and other additions	69,187	10	—	—	69,197
Sales in place	(1,471)	—	—	—	(1,471)
Production	(23,479)	(315)	—	—	(23,794)
Net proved reserves at December 31, 2013	376,002	1,204	—	—	377,206
Revisions of previous estimates	27,450	(7)	—	—	27,443
Purchases in place	1,812	—	—	—	1,812
Extensions, discoveries and other additions	91,683	—	—	—	91,683
Sales in place	(956)	(823)	—	—	(1,779)
Production	(29,061)	(236)	—	—	(29,297)
Net proved reserves at December 31, 2014	466,930	138	—	—	467,068

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Canada	Trinidad	Other International (1)	Total
Natural Gas (Bcf) (3)
Net proved reserves at December 31, 2011	6,045.8	1,035.9	750.7	18.5	7,850.9
Revisions of previous estimates	(1,736.0)	(894.5)	(24.1)	1.6	(2,653.0)
Purchases in place	14.8	—	—	—	14.8
Extensions, discoveries and other additions	477.8	—	—	0.3	478.1
Sales in place	(386.2)	(8.5)	—	—	(394.7)
Production	(380.2)	(34.6)	(138.4)	(3.4)	(556.6)
Net proved reserves at December 31, 2012	4,036.0	98.3	588.2	17.0	4,739.5
Revisions of previous estimates	264.0	31.4	(17.4)	(0.7)	277.3
Purchases in place	5.7	—	—	—	5.7
Extensions, discoveries and other additions	504.7	0.1	79.5	9.8	594.1
Sales in place	(69.4)	—	—	—	(69.4)
Production	(342.3)	(27.7)	(129.6)	(2.8)	(502.4)
Net proved reserves at December 31, 2013	4,398.7	102.1	520.7	23.3	5,044.8
Revisions of previous estimates	252.2	9.8	12.9	(4.3)	270.6
Purchases in place	17.1	—	—	—	17.1
Extensions, discoveries and other additions	638.3	—	4.5	4.7	647.5
Sales in place	(52.4)	(78.7)	—	—	(131.1)
Production	(348.4)	(22.3)	(132.5)	(3.1)	(506.3)
Net proved reserves at December 31, 2014	4,905.5	10.9	405.6	20.6	5,342.6

Oil Equivalents (MBoe) (2)
Net proved reserves at December 31, 2011	1,729,508	192,448	128,629	3,178	2,053,763
Revisions of previous estimates	(237,936)	(151,015)	(3,953)	283	(392,621)
Purchases in place	4,098	—	—	—	4,098
Extensions, discoveries and other additions	392,196	5,860	—	8,876	406,932
Sales in place	(87,588)	(2,832)	—	—	(90,420)
Production	(138,170)	(8,657)	(23,616)	(611)	(171,054)
Net proved reserves at December 31, 2012	1,662,108	35,804	101,060	11,726	1,810,698
Revisions of previous estimates	113,823	(676)	(3,892)	(265)	108,990
Purchases in place	3,241	—	—	—	3,241
Extensions, discoveries and other additions	383,324	693	13,245	1,703	398,965
Sales in place	(15,375)	—	—	—	(15,375)
Production	(157,955)	(7,482)	(22,049)	(490)	(187,976)
Net proved reserves at December 31, 2013	1,989,166	28,339	88,364	12,674	2,118,543
Revisions of previous estimates	97,782	1,316	2,245	(775)	100,568
Purchases in place	14,367	—	—	—	14,367
Extensions, discoveries and other additions	517,613	—	758	796	519,167
Sales in place	(14,661)	(21,602)	—	—	(36,263)
Production	(190,065)	(6,080)	(22,430)	(551)	(219,126)
Net proved reserves at December 31, 2014	2,414,202	1,973	68,937	12,144	2,497,256

(1)	Other International includes EOG's United Kingdom, China and Argentina operations.

(2)
Thousand barrels or thousand barrels of oil equivalent, as applicable; oil equivalents include crude oil and condensate, NGL and natural gas. Oil equivalents are determined using the ratio of 1.0 barrel of crude oil and condensate or NGL to 6.0 thousand cubic feet of natural gas.

(3)	Billion cubic feet.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2014, EOG added 519 million barrels of oil equivalent (MMBoe) of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Eagle Ford, Permian Basin and the Rocky Mountain area.  Approximately 79% of the 2014 reserve additions were crude oil and condensate and NGL, and nearly 100% were in the United States.  Sales in place of 36 MMBoe were primarily related to the disposition of certain producing natural gas assets in Canada, the Upper Gulf Coast and other producing basins in the United States. Positive revisions of previous estimates of 101 MMBoe for 2014 included a positive revision of 52 MMBoe primarily due to an increase in the average natural gas price used in the December 31, 2014 reserves estimation as compared to the price used in the prior year estimate. The primary plays affected were the Barnett Shale, the Uinta and Green River basins in the Rocky Mountain area and the Haynesville Shale play. Revisions other than price resulted primarily from improved recovery in the Eagle Ford and improved recoveries and reduced operating costs in the Permian Basin.

During 2013, EOG added 399 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Eagle Ford, Bakken, Permian Basin and Barnett Combo shale plays.  Approximately 75% of the 2013 reserve additions were crude oil and condensate and NGL, and over 96% were in the United States.  Sales in place of 15 MMBoe were primarily related to the disposition of certain producing natural gas assets in South Texas, the Barnett Shale and the Permian Basin.  Positive revisions of previous estimates of 109 MMBoe for 2013 included a positive revision of 61 MMBoe primarily due to an increase in the average natural gas price used in the December 31, 2013 reserves estimation as compared to the price used in the prior year estimate. The primary plays affected were the Barnett Shale, the Uinta and Green River basins in the Rocky Mountain area and the Haynesville Shale play.  Revisions other than price resulted primarily from improved recovery in the Eagle Ford.

During 2012, EOG added 407 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Eagle Ford, Permian Basin, Bakken and Barnett Combo shale plays.  Approximately 80% of the 2012 reserve additions were crude oil and condensate and NGL, and over 96% were in the United States.  Sales in place of 90 MMBoe were primarily related to the disposition of certain producing natural gas assets on the Gulf Coast, outside-operated crude oil properties in the Rocky Mountain area and other producing basins in the United States.  Negative revisions of previous estimates of 393 MMBoe for 2012 included a negative revision of 531 MMBoe primarily due to a decrease in the average natural gas price used in the December 31, 2012 reserves estimation as compared to the price used in the prior year estimate. The primary plays affected were the Horn River, Haynesville, Barnett Shale and Marcellus Shale.  Revisions other than price resulted from revisions for certain crude oil and natural gas properties in the United States.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Canada	Trinidad	Other International (1)	Total
NET PROVED DEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2011	213,872	8,128	2,657	98	224,755
December 31, 2012	281,167	6,853	2,377	253	290,650
December 31, 2013	382,517	6,871	1,505	163	391,056
December 31, 2014	493,694	25	1,339	90	495,148
Natural Gas Liquids (MBbl)
December 31, 2011	124,271	1,092	—	—	125,363
December 31, 2012	161,482	1,111	—	—	162,593
December 31, 2013	199,964	896	—	—	200,860
December 31, 2014	264,611	138	—	—	264,749
Natural Gas (Bcf)
December 31, 2011	3,235.0	295.8	606.3	18.5	4,155.6
December 31, 2012	2,387.5	98.3	476.7	17.0	2,979.5
December 31, 2013	2,597.3	102.1	494.6	19.4	3,213.4
December 31, 2014	3,102.8	10.9	396.9	17.7	3,528.3
Oil Equivalents (MBoe)
December 31, 2011	877,301	58,524	103,710	3,178	1,042,713
December 31, 2012	840,564	24,348	81,826	3,081	949,819
December 31, 2013	1,015,359	24,782	83,933	3,402	1,127,476
December 31, 2014	1,275,447	1,973	67,484	3,043	1,347,947
NET PROVED UNDEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2011	281,424	10,464	850	—	292,738
December 31, 2012	389,862	11,010	651	8,645	410,168
December 31, 2013	497,532	3,249	85	8,618	509,484
December 31, 2014	635,988	—	—	8,614	644,602
Natural Gas Liquids (MBbl)
December 31, 2011	102,315	110	—	—	102,425
December 31, 2012	156,924	446	—	—	157,370
December 31, 2013	176,038	308	—	—	176,346
December 31, 2014	202,319	—	—	—	202,319
Natural Gas (Bcf)
December 31, 2011	2,810.8	740.1	144.4	—	3,695.3
December 31, 2012	1,648.5	—	111.5	—	1,760.0
December 31, 2013	1,801.4	—	26.1	3.9	1,831.4
December 31, 2014	1,802.7	—	8.7	2.9	1,814.3
Oil Equivalents (MBoe)
December 31, 2011	852,207	133,924	24,919	—	1,011,050
December 31, 2012	821,544	11,456	19,234	8,645	860,879
December 31, 2013	973,807	3,557	4,431	9,272	991,067
December 31, 2014	1,138,755	—	1,453	9,101	1,149,309

(1)	Other International includes EOG's United Kingdom, China and Argentina operations.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the twelve-month period ended December 31, 2014, total PUDs increased by 158 MMBoe to 1,149 MMBoe.  EOG added approximately 50 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs (see discussion of technology employed on page F-32 of this Annual Report on Form 10-K), EOG added 354 MMBoe.  The PUD additions were primarily in the Eagle Ford and Permian Basin shale plays, and 80% of the additions were crude oil and condensate and NGL.  During 2014, EOG drilled and transferred 160 MMBoe of PUDs to proved developed reserves at a total capital cost of $2,655 million.  Revisions of PUDs totaled negative 80 MMBoe, primarily due to removal of certain natural gas PUDs.  During 2014, EOG sold 10 MMBoe and acquired 4 MMBoe of PUDs.

For the twelve-month period ended December 31, 2013, total PUDs increased by 130 MMBoe to 991 MMBoe.  EOG added approximately 28 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 263 MMBoe.  The PUD additions were primarily in the Eagle Ford, Bakken and Permian Basin shale plays, and over 80% of the additions were crude oil and condensate and NGL.  During 2013, EOG drilled and transferred 160 MMBoe of PUDs to proved developed reserves at a total capital cost of $2,874 million.  Revisions of PUDs totaled  negative 1 MMBoe.  During 2013, EOG did not sell any PUD reserves.

For the twelve-month period ended December 31, 2012, total PUDs decreased by 150 MMBoe to 861 MMBoe.  EOG added approximately 32 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 268 MMBoe.  The PUD additions were primarily in the Eagle Ford, Permian Basin, Bakken and Barnett Combo shale plays, and nearly 84% of the additions were crude oil and condensate and NGL.  During 2012, EOG drilled and transferred 138 MMBoe of PUDs to proved developed reserves at a total capital cost of $2,764 million.  Revisions of PUDs totaled negative 293 MMBoe, primarily due to removal of certain natural gas PUDs due to lower average natural gas prices.  The primary plays affected were the Horn River, Haynesville, Barnett Shale and Marcellus Shale.  During 2012, EOG sold 19 MMBoe of PUDs.

Capitalized Costs Relating to Oil and Gas Producing Activities.  The following table sets forth the capitalized costs relating to EOG's crude oil and natural gas producing activities at December 31, 2014 and 2013:

	2014	2013

Proved properties	$45,169,101	$41,377,303
Unproved properties	1,334,431	1,444,500
Total	46,503,532	42,821,803
Accumulated depreciation, depletion and amortization	(20,212,748)	(18,880,611)
Net capitalized costs	$26,290,784	$23,941,192

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth costs incurred related to EOG's oil and gas activities for the years ended December 31, 2014, 2013 and 2012:

	United States	Canada	Trinidad	Other International (1)	Total
2014
Acquisition Costs of Properties
Unproved	$365,915	$4,499	$—	$—	$370,414
Proved	138,772	349	—	(20)	139,101
Subtotal	504,687	4,848	—	(20)	509,515
Exploration Costs	332,703	13,010	2,794	47,466	395,973
Development Costs (2)	6,638,192	101,634	89,555	169,900	6,999,281
Total	$7,475,582	$119,492	$92,349	$217,346	$7,904,769
2013
Acquisition Costs of Properties
Unproved	$411,556	$2,565	$—	$—	$414,121
Proved	120,220	(6)	—	—	120,214
Subtotal	531,776	2,559	—	—	534,335
Exploration Costs	273,788	19,660	16,060	67,671	377,179
Development Costs (3)	5,573,260	149,426	124,231	239,460	6,086,377
Total	$6,378,824	$171,645	$140,291	$307,131	$6,997,891
2012
Acquisition Costs of Properties
Unproved	$471,345	$33,561	$1,000	$(603)	$505,303
Proved	739	—	—	—	739
Subtotal	472,084	33,561	1,000	(603)	506,042
Exploration Costs	333,534	38,530	19,555	53,979	445,598
Development Costs (4)	5,657,378	278,995	32,609	147,568	6,116,550
Total	$6,462,996	$351,086	$53,164	$200,944	$7,068,190

(1)	Other International primarily consists of EOG's United Kingdom, China and Argentina operations.

(2)
Includes Asset Retirement Costs of $149 million, $31 million, $14 million and $2 million for the United States, Canada, Trinidad and Other International, respectively.  Excludes other property, plant and equipment.

(3)	Includes Asset Retirement Costs of $84 million, $13 million and $37 million for the United States, Canada and Other International, respectively. Excludes other property, plant and equipment.

(4)
Includes Asset Retirement Costs of $80 million, $33 million, $2 million and $12 million for the United States, Canada, Trinidad and Other International, respectively.  Excludes other property, plant and equipment.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Operations for Oil and Gas Producing Activities (1). The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2014, 2013 and 2012:

	United States	Canada	Trinidad	Other International (2)	Total
2014
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$11,771,777	$290,291	$512,675	$18,174	$12,592,917
Other	49,950	4,257	37	—	54,244
Total	11,821,727	294,548	512,712	18,174	12,647,161
Exploration Costs	162,434	11,877	2,185	7,892	184,388
Dry Hole Costs	25,408	—	—	23,082	48,490
Transportation Costs	957,522	12,618	617	1,419	972,176
Production Costs	1,940,074	158,882	38,301	12,770	2,150,027
Impairments	331,792	15,879	—	395,904	743,575
Depreciation, Depletion and Amortization	3,571,313	104,462	188,250	17,695	3,881,720
Income (Loss) Before Income Taxes	4,833,184	(9,170)	283,359	(440,588)	4,666,785
Income Tax Provision (Benefit)	1,722,914	(2,360)	74,588	25,962	1,821,104
Results of Operations	$3,110,270	$(6,810)	$208,771	$(466,550)	$2,845,681
2013
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$9,897,701	$319,880	$517,482	$20,583	$10,755,646
Other	51,713	4,770	24	—	56,507
Total	9,949,414	324,650	517,506	20,583	10,812,153
Exploration Costs	141,286	11,203	2,345	6,512	161,346
Dry Hole Costs	14,276	9,579	4,478	46,322	74,655
Transportation Costs	841,567	9,694	659	1,124	853,044
Production Costs	1,494,791	154,947	43,279	13,205	1,706,222
Impairments	178,718	84,934	14,274	9,015	286,941
Depreciation, Depletion and Amortization	3,122,858	179,520	181,637	13,995	3,498,010
Income (Loss) Before Income Taxes	4,155,918	(125,227)	270,834	(69,590)	4,231,935
Income Tax Provision (Benefit)	1,486,445	(32,295)	103,313	(66,931)	1,490,532
Results of Operations	$2,669,473	$(92,932)	$167,521	$(2,659)	$2,741,403
2012
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$7,048,572	$321,597	$565,030	$23,177	$7,958,376
Other	40,780	367	15	—	41,162
Total	7,089,352	321,964	565,045	23,177	7,999,538
Exploration Costs	162,152	13,350	2,262	7,805	185,569
Dry Hole Costs	1,772	1,570	—	11,628	14,970
Transportation Costs	591,547	7,511	1,104	1,269	601,431
Production Costs	1,264,633	154,509	37,792	11,694	1,468,628
Impairments	294,172	976,563	—	—	1,270,735
Depreciation, Depletion and Amortization	2,637,500	222,366	146,690	17,958	3,024,514
Income (Loss) Before Income Taxes	2,137,576	(1,053,905)	377,197	(27,177)	1,433,691
Income Tax Provision (Benefit)	761,459	(136,105)	119,442	(21,890)	722,906
Results of Operations	$1,376,117	$(917,800)	$257,755	$(5,287)	$710,785

(1)
Excludes gains or losses on the mark-to-market of financial commodity derivative contracts, gains or losses on sales of reserves and related assets, interest charges and general corporate expenses for each of the three years in the period ended December 31, 2014.

(2)	Other International primarily consists of EOG's United Kingdom, China and Argentina operations.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth production costs per barrel of oil equivalent, excluding severance/production and ad valorem taxes, for the years ended December 31, 2014, 2013 and 2012:

	United States	Canada	Trinidad	Other International (1)	Composite

Year Ended December 31, 2014	$6.44	$24.76	$1.34	$22.83	$6.46
Year Ended December 31, 2013	$5.78	$19.98	$1.36	$26.77	$5.88
Year Ended December 31, 2012	$5.96	$16.42	$0.98	$18.97	$5.85

(1)	Other International primarily consists of EOG's United Kingdom, China and Argentina operations.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information has been developed utilizing procedures prescribed by the Extractive Industries - Oil and Gas Topic of the ASC and based on crude oil, NGL and natural gas reserves and production volumes estimated by the Engineering and Acquisitions Department of EOG.  The estimates were based on a 12-month average for commodity prices for the years 2014, 2013 and 2012.  The following information  may be useful for certain comparison purposes, but should not be solely relied upon in evaluating EOG or its performance.  Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of EOG.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections.  It is expected that material revisions to some estimates of crude oil, NGL and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the standardized measure of discounted future net cash flows from projected production of EOG's oil and gas reserves for the years ended December 31, 2014, 2013 and 2012:

	United States	Canada	Trinidad	Other International (1)	Total
2014
Future cash inflows (2)	$144,355,692	$50,116	$1,615,280	$929,133	$146,950,221
Future production costs	(51,112,604)	(25,561)	(277,844)	(217,284)	(51,633,293)
Future development costs	(20,270,439)	(32,016)	(84,576)	(107,734)	(20,494,765)
Future income taxes	(22,725,618)	—	(460,096)	—	(23,185,714)
Future net cash flows	50,247,031	(7,461)	792,764	604,115	51,636,449
Discount to present value at 10% annual rate	(23,542,990)	11,217	(110,228)	(71,030)	(23,713,031)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$26,704,041	$3,756	$682,536	$533,085	$27,923,418
2013
Future cash inflows (3)	$119,644,713	$1,199,251	$2,082,195	$1,073,340	$123,999,499
Future production costs	(49,099,393)	(540,188)	(315,483)	(211,424)	(50,166,488)
Future development costs	(17,753,860)	(529,788)	(112,050)	(153,653)	(18,549,351)
Future income taxes	(15,763,089)	—	(603,786)	(49,512)	(16,416,387)
Future net cash flows	37,028,371	129,275	1,050,876	658,751	38,867,273
Discount to present value at 10% annual rate	(17,451,470)	202,379	(174,236)	(110,514)	(17,533,841)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$19,576,901	$331,654	$876,640	$548,237	$21,333,432
2012
Future cash inflows (4)	$89,324,274	$1,816,369	$2,408,116	$1,063,854	$94,612,613
Future production costs	(35,892,997)	(751,113)	(342,113)	(198,609)	(37,184,832)
Future development costs	(15,825,040)	(813,061)	(171,737)	(221,893)	(17,031,731)
Future income taxes	(10,247,007)	—	(691,109)	(212,626)	(11,150,742)
Future net cash flows	27,359,230	252,195	1,203,157	430,726	29,245,308
Discount to present value at 10% annual rate	(12,177,896)	146,954	(242,087)	(56,807)	(12,329,836)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$15,181,334	$399,149	$961,070	$373,919	$16,915,472

(1)	Other International includes EOG's United Kingdom, China and Argentina operations.

(2)
Estimated crude oil prices used to calculate 2014 future cash inflows for the United States, Canada, Trinidad and Other International were $97.51, $95.11, $80.60 and $94.09, respectively. Estimated NGL prices used to calculate 2014 future cash inflows for the United States and Canada were $34.29 and $27.03, respectively. Estimated natural gas prices used to calculate 2014 future cash inflows for the United States, Canada, Trinidad and Other International were $3.71, $4.79, $3.71 and $5.34, respectively.

(3)
Estimated crude oil prices used to calculate 2013 future cash inflows for the United States, Canada, Trinidad and Other International were $105.91, $91.47, $94.30 and $107.36, respectively. Estimated NGL prices used to calculate 2013 future cash inflows for the United States and Canada were $29.42 and $40.88, respectively.  Estimated natural gas prices used to calculate 2013 future cash inflows for the United States, Canada, Trinidad and Other International were $3.50, $2.95, $3.71 and $5.67, respectively.

(4)
Estimated crude oil prices used to calculate 2012 future cash inflows for the United States, Canada, Trinidad and Other International were $99.78, $84.77, $94.46 and $109.94, respectively.  Estimated NGL prices used to calculate 2012 future cash inflows for the United States and Canada were $36.95 and $47.80, respectively. Estimated natural gas prices used to calculate 2012 future cash inflows for the United States, Canada, Trinidad and Other International were $2.63, $2.22, $3.61, and $5.04, respectively.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, for each of the three years in the period ended December 31, 2014:

	United States	Canada	Trinidad	Other International	Total

December 31, 2011	$14,375,654	$636,347	$1,184,207	$29,073	$16,225,281
Sales and transfers of oil and gas produced, net of production costs	(5,192,392)	(159,577)	(526,134)	(10,214)	(5,888,317)
Net changes in prices and production costs	(393,585)	(67,964)	162,600	(2,283)	(301,232)
Extensions, discoveries, additions and improved recovery, net of related costs	5,517,945	79,529	—	484,648	6,082,122
Development costs incurred	2,042,300	23,600	23,500	5,200	2,094,600
Revisions of estimated development cost	1,987,330	383,215	(28,835)	(234)	2,341,476
Revisions of previous quantity estimates	(3,286,943)	(396,408)	(62,285)	2,809	(3,742,827)
Accretion of discount	1,832,377	63,635	178,298	2,907	2,077,217
Net change in income taxes	174,418	—	88,853	(138,206)	125,065
Purchases of reserves in place	64,317	—	—	5,623	69,940
Sales of reserves in place	(869,534)	(44,227)	—	—	(913,761)
Changes in timing and other	(1,070,553)	(119,001)	(59,134)	(5,404)	(1,254,092)
December 31, 2012	15,181,334	399,149	961,070	373,919	16,915,472
Sales and transfers of oil and gas produced, net of production costs	(7,561,343)	(155,239)	(473,544)	(6,254)	(8,196,380)
Net changes in prices and production costs	1,734,058	(438,982)	(12,050)	(25,173)	1,257,853
Extensions, discoveries, additions and improved recovery, net of related costs	5,449,531	33,901	—	—	5,483,432
Development costs incurred	2,792,400	95,400	67,100	1,000	2,955,900
Revisions of estimated development cost	892,803	48,906	(3,539)	52,226	990,396
Revisions of previous quantity estimates	1,887,062	(23,915)	(60,419)	(8,530)	1,794,198
Accretion of discount	1,895,503	39,915	147,099	51,212	2,133,729
Net change in income taxes	(2,772,267)	—	56,373	137,644	(2,578,250)
Purchases of reserves in place	66,359	—	—	—	66,359
Sales of reserves in place	(140,652)	—	—	—	(140,652)
Changes in timing and other	152,113	332,519	194,550	(27,807)	651,375
December 31, 2013	19,576,901	331,654	876,640	548,237	21,333,432
Sales and transfers of oil and gas produced, net of production costs	(8,874,180)	(118,791)	(473,757)	(3,986)	(9,470,714)
Net changes in prices and production costs	1,481,668	(94,315)	(12,079)	(112,097)	1,263,177
Extensions, discoveries, additions and improved recovery, net of related costs	8,074,550	—	3,113	6,189	8,083,852
Development costs incurred	2,818,800	200	12,800	3,300	2,835,100
Revisions of estimated development cost	1,696,916	63,978	9,981	31,860	1,802,735
Revisions of previous quantity estimates	1,741,918	42,000	35,001	(6,387)	1,812,532
Accretion of discount	2,612,286	33,165	133,019	54,880	2,833,350
Net change in income taxes	(3,743,300)	—	91,438	562	(3,651,300)
Purchases of reserves in place	317,785	—	—	—	317,785
Sales of reserves in place	(189,808)	(289,071)	—	—	(478,879)
Changes in timing and other	1,190,505	34,936	6,380	10,527	1,242,348
December 31, 2014	$26,704,041	$3,756	$682,536	$533,085	$27,923,418

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Unaudited Quarterly Financial Information
(In Thousands, Except Per Share Data)

Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
2014
Net Operating Revenues	$4,083,671	$4,187,556	$5,118,616	$4,645,497
Operating Income	$1,084,279	$1,144,730	$1,786,162	$1,226,652
Income Before Income Taxes	$1,030,789	$1,100,813	$1,715,120	$1,148,593
Income Tax Provision	369,861	394,460	611,502	704,005
Net Income	$660,928	$706,353	$1,103,618	$444,588
Net Income Per Share (1)
Basic	$1.22	$1.30	$2.03	$0.82
Diluted	$1.21	$1.29	$2.01	$0.81
Average Number of Common Shares
Basic	542,278	543,099	543,984	544,579
Diluted	548,071	548,676	549,518	549,153
2013
Net Operating Revenues	$3,356,514	$3,840,185	$3,541,396	$3,749,023
Operating Income	$833,074	$1,092,044	$769,769	$980,324
Income Before Income Taxes	$761,019	$1,035,230	$721,555	$919,082
Income Tax Provision	266,294	375,538	259,057	338,888
Net Income	$494,725	$659,692	$462,498	$580,194
Net Income Per Share (1)
Basic	$0.92	$1.22	$0.85	$1.07
Diluted	$0.91	$1.21	$0.85	$1.06
Average Number of Common Shares
Basic	538,717	540,033	540,941	541,857
Diluted	544,526	545,477	547,152	547,966

(1)	The sum of quarterly net income (loss) per share may not agree with total year net income (loss) per share as each quarterly computation is based on the weighted average of common shares outstanding.

EXHIBITS

Exhibits not incorporated herein by reference to a prior filing are designated by (i) an asterisk (*) and are filed herewith; or (ii) a pound sign (#) and are not filed herewith, and, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant hereby agrees to furnish a copy of such exhibit to the United States Securities and Exchange Commission (SEC) upon request.

Exhibit Number		Description

3.1(a)	-	Restated Certificate of Incorporation, dated September 3, 1987 (Exhibit 3.1(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 2008) (SEC File No. 001-09743).

3.1(b)	-	Certificate of Amendment of Restated Certificate of Incorporation, dated May 5, 1993 (Exhibit 4.1(b) to EOG's Registration Statement on Form S-8, SEC File No. 33-52201, filed February 8, 1994).

3.1(c)	-	Certificate of Amendment of Restated Certificate of Incorporation, dated June 14, 1994 (Exhibit 4.1(c) to EOG's Registration Statement on Form S-8, SEC File No. 33-58103, filed March 15, 1995).

3.1(d)	-	Certificate of Amendment of Restated Certificate of Incorporation, dated June 11, 1996 (Exhibit 3(d) to EOG's Registration Statement on Form S-3, SEC File No. 333-09919, filed August 9, 1996).

3.1(e)	-	Certificate of Amendment of Restated Certificate of Incorporation, dated May 7, 1997 (Exhibit 3(e) to EOG's Registration Statement on Form S-3, SEC File No. 333-44785, filed January 23, 1998).

3.1(f)	-
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
Certificate of Elimination of Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series B, dated March 6, 2008 (Exhibit 3.1 to EOG's Current Report on Form 8-K, filed March 6, 2008) (SEC File No. 001-09743).

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
Officers' Certificate Establishing 6.125% Senior Notes due 2013 and 6.875% Senior Notes due 2018, dated September 30, 2008 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed September 30, 2008) (SEC File No. 001-09743).

4.3(b)	-	Form of Global Note with respect to the 6.125% Senior Notes due 2013 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed September 30, 2008) (SEC File No. 001-09743).

Exhibit Number		Description

4.3(c)	-	Form of Global Note with respect to the 6.875% Senior Notes due 2018 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed September 30, 2008) (SEC File No. 001-09743).

4.4(a)	-	Officers' Certificate Establishing 5.875% Senior Notes due 2017 of EOG, dated September 10, 2007 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed September 10, 2007) (SEC File No. 001-09743).

4.4(b)	-	Form of Global Note with respect to the 5.875% Senior Notes due 2017 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed September 10, 2007) (SEC File No. 001-09743).

#4.5(a)	-	Certificate, dated April 3, 1998, of the Senior Vice President and Chief Financial Officer of Enron Oil & Gas Company (predecessor to EOG) establishing the terms of the 6.65% Notes due April 1, 2028.

#4.5(b)	-	Global Note with respect to the 6.65% Notes due April 1, 2028 of Enron Oil & Gas Company (predecessor to EOG).

#4.6	-
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

4.10(b)	-	Form of Global Note with respect to the 2.500% Senior Notes due 2016 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed November 24, 2010).

4.10(c)	-	Form of Global Note with respect to the 4.100% Senior Notes due 2021 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed November 24, 2010).

4.10(d)	-	Form of Global Note with respect to the Floating Rate Senior Notes due 2014 of EOG (Exhibit 4.5 to EOG's Current Report on Form 8-K, filed November 24, 2010).

4.11(a)	-	Officers' Certificate Establishing 2.625% Senior Notes due 2023, dated September 10, 2012 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed September 11, 2012).

4.11(b)	-	Form of Global Note with respect to the 2.625% Senior Notes due 2023 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed September 11, 2012).

4.12(a)	-	Officers' Certificate Establishing 2.45% Senior Notes due 2020, dated March 21, 2014 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 25, 2014).

4.12(b)	-	Form of Global Note with respect to the 2.45% Senior Notes due 2020 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 25, 2014).

10.1(a)+	-	EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, effective as of May 8, 2008 (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(b)+	-
First Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of September 4, 2008 (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 001-09743).

Exhibit Number		Description

10.1(c)+	-
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
Form of Stock Option Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (effective for grants made prior to February 23, 2011) (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(f)+	-
Form of Stock Option Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (effective for grants made on or after February 23, 2011) (Exhibit 10.3 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.1(g)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (effective for grants made prior to February 23, 2011) (Exhibit 10.3 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(h)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (effective for grants made on or after February 23, 2011) (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.1(i)	-
Form of Nonemployee Director Stock-Settled Stock Appreciation Right Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 10.4 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(j)+	-	Form of Restricted Stock Award Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 10.5 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(k)+	-
Form of Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 10.6 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(l)	-
Form of Nonemployee Director Restricted Stock Award Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 10.7 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

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

Exhibit Number		Description

10.2(f)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 22, 2014) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.2(g)+	-
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

10.2(i)	-
Form of Non-Employee Director Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 4.11 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.3(a)+	-
EOG Resources, Inc. 409A Deferred Compensation Plan - Nonqualified Supplemental Deferred Compensation Plan - Plan Document, effective as of December 16, 2008 (Exhibit 10.2(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 2008) (SEC File No. 001-09743).

10.3(b)+	-
EOG Resources, Inc. 409A Deferred Compensation Plan - Nonqualified Supplemental Deferred Compensation Plan - Adoption Agreement, originally dated as of December 16, 2008 (and as amended through February 24, 2012 (including an amendment to Item 7 thereof, effective January 1, 2012, with respect to the deferral of restricted stock units)) (Exhibit 10.2(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 2011) (originally filed as Exhibit 10.2(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 2008) (SEC File No. 001-09743).

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

10.6(a)+	-	Change of Control Agreement between EOG and William R. Thomas, effective as of January 12, 2011 (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.6(b)+	-	First Amendment to Change of Control Agreement between EOG and William R. Thomas, effective as of September 13, 2011 (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.6(c)+	-
Second Amendment to Change of Control Agreement between EOG and William R. Thomas, effective as of September 4, 2013 (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.7(a)+	-
Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of June 15, 2005 (Exhibit 99.9 to EOG's Current Report on Form 8-K, filed June 21, 2005) (SEC File No. 001-09743).

Exhibit Number		Description

10.7(b)+	-
First Amendment to Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of April 30, 2009 (Exhibit 10.3(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009) (SEC File No. 001-09743).

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
First Amendment to Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of April 30, 2009 (Exhibit 10.5 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009) (SEC File No. 001-09743).

10.8(c)+	-
Second Amendment to Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of September 13, 2011 (Exhibit 10.4 to EOG's Current Report on Form 8-K, filed September 13, 2011).

10.9(a)+	-	Change of Control Agreement by and between EOG and Michael P. Donaldson, effective as of May 3, 2012 (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.9(b)+	-
First Amendment to Change of Control Agreement between EOG and Michael P. Donaldson, effective as of September 4, 2013 (Exhibit 10.7 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.10(a)+	-	Change of Control Agreement by and between EOG and Lloyd W. Helms, effective as of June 27, 2013 (Exhibit 10.9 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.10(b)+	-
First Amendment to Change of Control Agreement between EOG and Lloyd W. Helms, Jr., effective as of September 4, 2013 (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.11+	-	Change of Control Agreement by and between EOG and David W. Trice, effective as of September 4, 2013 (Exhibit 10.5 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.12(a)+	-
EOG Resources, Inc. Change of Control Severance Plan, as amended and restated effective as of June 15, 2005 (Exhibit 99.12 to EOG's Current Report on Form 8-K, filed June 21, 2005) (SEC File No. 001-09743).

10.12(b)+	-
First Amendment to the EOG Resources, Inc. Change of Control Severance Plan, effective as of April 30, 2009 (Exhibit 10.6 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009) (SEC File No. 001-09743).

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

10.15(a)	-
Revolving Credit Agreement, dated as of October 11, 2011, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed October 12, 2011).

*10.15(b)	-	Assignment and Assumption Agreement, dated as of October 29, 2014, by and between EOG Resources Canada Inc. (as assignor) and EOG Canada Oil & Gas ULC (as assignee).

*12	-	Computation of Ratio of Earnings to Fixed Charges.

*21	-	Subsidiaries of EOG, as of December 31, 2014.

Exhibit Number		Description

* 23.1	-	Consent of DeGolyer and MacNaughton.

* 23.2	-	Opinion of DeGolyer and MacNaughton dated January 23, 2015.

* 23.3	-	Consent of Deloitte & Touche LLP.

* 24	-	Powers of Attorney.

* 31.1	-	Section 302 Certification of Annual Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Annual Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Annual Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Annual Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

*Exhibits filed herewith

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2014, (ii) the Consolidated Balance Sheets - December 31, 2014 and 2013, (iii) the Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2014, (iv) the Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2014 and (v) Notes to Consolidated Financial Statements.

+ Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	February 18, 2015	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with EOG Resources, Inc. indicated and on the 18th day of February, 2015.

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
(Michael P. Donaldson)
(Attorney-in-fact for persons indicated)

EOG RESOURCES, INC. AND SUBSIDIARIES
EXHIBITS TO FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
INDEX OF EXHIBITS

Exhibit Number		Description

* 10.15(b)	-	Assignment and Assumption Agreement, dated as of October 29, 2014, by and between EOG Resources Canada Inc. (as assignor) and EOG Canada Oil & Gas ULC (as assignee).

* 12	-	Computation of Ratio of Earnings to Fixed Charges.

* 21	-	Subsidiaries of EOG, as of December 31, 2014.

* 23.1	-	Consent of DeGolyer and MacNaughton.

* 23.2	-	Opinion of DeGolyer and MacNaughton dated January 23, 2015.

* 23.3	-	Consent of Deloitte & Touche LLP.

* 24	-	Powers of Attorney.

* 31.1	-	Section 302 Certification of Annual Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Annual Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Annual Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Annual Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

*Exhibits filed herewith

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2014, (ii) the Consolidated Balance Sheets - December 31, 2014 and 2013, (iii) the Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2014, (iv) the Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2014 and (v) Notes to Consolidated Financial Statements.