Form 10-Q
period 2015-03-31
EOG RESOURCES INC
filed 2015-05-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	548,934,496 (as of April 24, 2015)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Operating Revenues
Crude Oil and Condensate	$1,260,244	$2,397,102
Natural Gas Liquids	111,990	246,235
Natural Gas	287,782	556,693
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	76,208	(155,736)
Gathering, Processing and Marketing	570,270	1,015,411
Gains on Asset Dispositions, Net	1,607	11,498
Other, Net	10,437	12,468
Total	2,318,538	4,083,671
Operating Expenses
Lease and Well	361,481	320,834
Transportation Costs	228,312	243,237
Gathering and Processing Costs	36,009	33,924
Exploration Costs	39,449	48,058
Dry Hole Costs	14,670	8,348
Impairments	69,436	113,361
Marketing Costs	638,662	1,006,304
Depreciation, Depletion and Amortization	912,788	946,491
General and Administrative	84,297	82,862
Taxes Other Than Income	106,429	195,973
Total	2,491,533	2,999,392
Operating Income (Loss)	(172,995)	1,084,279
Other Expense, Net	(9,991)	(3,338)
Income (Loss) Before Interest Expense and Income Taxes	(182,986)	1,080,941
Interest Expense, Net	53,345	50,152
Income (Loss) Before Income Taxes	(236,331)	1,030,789
Income Tax Provision (Benefit)	(66,583)	369,861
Net Income (Loss)	$(169,748)	$660,928
Net Income (Loss) Per Share
Basic	$(0.31)	$1.22
Diluted	$(0.31)	$1.21
Dividends Declared per Common Share	$0.1675	$0.1250
Average Number of Common Shares
Basic	544,998	542,278
Diluted	544,998	548,071
Comprehensive Income (Loss)
Net Income (Loss)	$(169,748)	$660,928
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(13,167)	(12,930)
Foreign Currency Swap Transaction	—	50
Income Tax Related to Foreign Currency Swap Transaction	—	(670)
Interest Rate Swap Transaction	—	777
Income Tax Related to Interest Rate Swap Transaction	—	(281)
Other	(211)	23
Other Comprehensive Loss	(13,378)	(13,031)
Comprehensive Income (Loss)	$(183,126)	$647,897
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$2,127,419	$2,087,213
Accounts Receivable, Net	1,266,582	1,779,311
Inventories	764,206	706,597
Assets from Price Risk Management Activities	329,825	465,128
Income Taxes Receivable	61,120	71,621
Deferred Income Taxes	18,703	19,618
Other	225,513	286,533
Total	4,793,368	5,416,021
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	47,727,944	46,503,532
Other Property, Plant and Equipment	3,849,210	3,750,958
Total Property, Plant and Equipment	51,577,154	50,254,490
Less: Accumulated Depreciation, Depletion and Amortization	(21,855,433)	(21,081,846)
Total Property, Plant and Equipment, Net	29,721,721	29,172,644
Other Assets	177,365	174,022
Total Assets	$34,692,454	$34,762,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,182,041	$2,860,548
Accrued Taxes Payable	121,729	140,098
Dividends Payable	91,280	91,594
Deferred Income Taxes	62,209	110,743
Current Portion of Long-Term Debt	506,579	6,579
Other	130,914	174,746
Total	3,094,752	3,384,308

Long-Term Debt	6,393,690	5,903,354
Other Liabilities	959,068	939,497
Deferred Income Taxes	6,774,446	6,822,946
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 549,032,089 Shares Issued at March 31, 2015 and 549,028,374 Shares Issued at December 31, 2014	205,492	205,492
Additional Paid in Capital	2,819,015	2,837,150
Accumulated Other Comprehensive Loss	(36,434)	(23,056)
Retained Earnings	14,501,816	14,763,098
Common Stock Held in Treasury, 208,004 Shares at March 31, 2015 and 733,517 Shares at December 31, 2014	(19,391)	(70,102)
Total Stockholders' Equity	17,470,498	17,712,582
Total Liabilities and Stockholders' Equity	$34,692,454	$34,762,687

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$(169,748)	$660,928
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	912,788	946,491
Impairments	69,436	113,361
Stock-Based Compensation Expenses	33,052	35,565
Deferred Income Taxes	(97,241)	232,808
Gains on Asset Dispositions, Net	(1,607)	(11,498)
Other, Net	12,469	5,442
Dry Hole Costs	14,670	8,348
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(76,208)	155,736
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	367,707	(34,033)
Excess Tax Benefits from Stock-Based Compensation	(8,858)	(27,422)
Other, Net	1,616	3,589
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	353,100	(144,317)
Inventories	(62,172)	(68,948)
Accounts Payable	(677,875)	361,810
Accrued Taxes Payable	2,105	139,801
Other Assets	59,176	(12,536)
Other Liabilities	(31,855)	(29,169)
Changes in Components of Working Capital Associated with Investing and Financing Activities	259,992	(68,283)
Net Cash Provided by Operating Activities	960,547	2,267,673
Investing Cash Flows
Additions to Oil and Gas Properties	(1,428,733)	(1,736,630)
Additions to Other Property, Plant and Equipment	(116,866)	(165,966)
Proceeds from Sales of Assets	1,118	19,825
Changes in Restricted Cash	—	(9,047)
Changes in Components of Working Capital Associated with Investing Activities	(259,741)	68,258
Net Cash Used in Investing Activities	(1,804,222)	(1,823,560)
Financing Cash Flows
Long-Term Debt Borrowings	990,225	496,220
Long-Term Debt Repayments	—	(500,000)
Settlement of Foreign Currency Swap	—	(31,573)
Dividends Paid	(91,661)	(51,780)
Excess Tax Benefits from Stock-Based Compensation	8,858	27,422
Treasury Stock Purchased	(15,459)	(28,897)
Proceeds from Stock Options Exercised	3,984	985
Debt Issuance Costs	(1,603)	(942)
Repayment of Capital Lease Obligation	(1,521)	(1,474)
Other, Net	(251)	25
Net Cash Provided by (Used in) Financing Activities	892,572	(90,014)
Effect of Exchange Rate Changes on Cash	(8,691)	(5,096)
Increase in Cash and Cash Equivalents	40,206	349,003
Cash and Cash Equivalents at Beginning of Period	2,087,213	1,318,209
Cash and Cash Equivalents at End of Period	$2,127,419	$1,667,212
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 18, 2015 (EOG's 2014 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Standards. In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, "Interest - Computation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which changes the presentation of debt issuance costs in financial statements.  Under ASU 2015-03, an entity will present debt issuance costs in the balance sheet as a direct reduction from the related debt liability rather than as an asset.  Amortization of such costs will be presented as a component of interest expense.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015.  Early adoption is permitted.  EOG does not expect the adoption of ASU 2015-03 to have a material impact on EOG's financial statements.

In May 2014, the FASB issued ASU 2014-09 "Revenue From Contracts With Customers" (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The FASB has proposed a one-year delay of the effective date and to allow early adoption. EOG is analyzing what impact the new standard will have on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2014 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Lease and Well	$12.1	$11.6
Gathering and Processing Costs	0.3	0.3
Exploration Costs	7.4	7.9
General and Administrative	13.3	15.8
Total	$33.1	$35.6

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards. At March 31, 2015, approximately 27.9 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from either previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $11.6 million and $12.0 million during the three months ended March 31, 2015 and 2014, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2015 and 2014 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Weighted Average Fair Value of Grants	$30.35	$26.11	$23.39	$18.30
Expected Volatility	40.01%	35.89%	37.47%	25.83%
Risk-Free Interest Rate	0.82%	0.84%	0.11%	0.09%
Dividend Yield	0.73%	0.48%	0.72%	0.44%
Expected Life	5.3 years	5.3 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2015 and 2014 (stock options and SARs in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	10,493	64.96	10,452	$54.43
Granted	30	91.85	40	84.74
Exercised (1)	(459)	47.25	(353)	44.40
Forfeited	(96)	77.96	(66)	61.56
Outstanding at March 31 (2)	9,968	65.73	10,073	$54.85
Vested or Expected to Vest (3)	9,586	65.09	9,619	$54.44
Exercisable at March 31 (4)	4,882	49.85	4,314	$44.00

(1)
The total intrinsic value of stock options/SARs exercised for the three months ended March 31, 2015 and 2014 was $20.1 million and $16.2 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at March 31, 2015 and 2014 was $279.5 million and $435.5 million, respectively. At March 31, 2015 and 2014, the weighted average remaining contractual life was 4.2 years and 4.4 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2015 and 2014 was $274.1 million and $419.8 million, respectively. At March 31, 2015 and 2014, the weighted average remaining contractual life was 4.1 years and 4.3 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at March 31, 2015 and 2014 was $204.5 million and $233.3 million, respectively. At March 31, 2015 and 2014, the weighted average remaining contractual life was 2.8 years and 3.0 years, respectively.

At March 31, 2015, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $98.4 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.5 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $21.2 million and $22.7 million for the three months ended March 31, 2015 and 2014, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2015 and 2014 (shares and units in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	5,394	$64.39	7,358	$49.54
Granted	438	87.93	384	94.01
Released (1)	(365)	51.22	(838)	24.47
Forfeited	(44)	76.19	(55)	57.73
Outstanding at March 31 (2)	5,423	$67.08	6,849	$55.04

(1)
The total intrinsic value of restricted stock and restricted stock units released for the three months ended March 31, 2015 and 2014 was $32.8 million and $79.0 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2015 and 2014 was $497.3 million and $671.8 million, respectively.

At March 31, 2015, unrecognized compensation expense related to restricted stock and restricted stock units totaled $190.7 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.6 years.

Performance Units and Performance Stock. EOG grants performance units and/or performance stock to its executive officers. The fair value of the performance units and performance stock is estimated using a Monte Carlo simulation. Stock-based compensation expense related to performance unit and performance stock grants totaled $0.3 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth performance unit and performance stock transactions for the three-month periods ended March 31, 2015 and 2014 (shares and units in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	333	$90.17	261	$82.18
Granted	—	—	—	—
Released	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31 (1)	333	$90.17	261	$82.18

(1)	The total intrinsic value of performance units and performance stock outstanding at March 31, 2015 and 2014 was $30.6 million and $21.9 million, respectively.

At March 31, 2015, unrecognized compensation expense related to performance units and performance stock totaled $5.1 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.6 years.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month periods ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$(169,748)	$660,928
Denominator for Basic Earnings Per Share -
Weighted Average Shares	544,998	542,278
Potential Dilutive Common Shares -
Stock Options/SARs	—	2,426
Restricted Stock/Units and Performance Units/Stock	—	3,367
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	544,998	548,071
Net Income (Loss) Per Share
Basic	$(0.31)	$1.22
Diluted	$(0.31)	$1.21

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units and stock that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 4.2 million and 0.2 million shares for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, 5.8 million shares of restricted stock and restricted stock units and performance units and performance stock were excluded.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest (1)	$56,124	$53,547
Income Taxes, Net of Refunds Received	$12,787	$21,359

(1)	Net of capitalized interest of $12 million and $14 million for the three months ended March 31, 2015 and 2014, respectively.

EOG's accrued capital expenditures at March 31, 2015 and 2014 were $771 million and $867 million, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

As more fully discussed in Note 13, during the fourth quarter of 2014, EOG completed the sale of substantially all of its Canadian operations. As a result, information related to EOG's remaining Canadian operations have been included in the Other International segment and prior year amounts have been reclassified to conform to current year presentation. Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net Operating Revenues
United States	$2,212,582	$3,852,065
Trinidad	96,562	136,733
Other International (1)	9,394	94,873
Total	$2,318,538	$4,083,671
Operating Income (Loss)
United States	$(181,856)	$1,041,021
Trinidad	46,980	74,315
Other International (1)	(38,119)	(31,057)
Total	(172,995)	1,084,279
Reconciling Items
Other Expense, Net	(9,991)	(3,338)
Interest Expense, Net	(53,345)	(50,152)
Income (Loss) Before Income Taxes	$(236,331)	$1,030,789

(1)    Other International primarily includes EOG's Canada, United Kingdom, China and Argentina operations.

Total assets by reportable segment are presented below at March 31, 2015 and December 31, 2014 (in thousands):

	At March 31, 2015	At December 31, 2014
Total Assets
United States	$32,843,772	$32,871,398
Trinidad	910,740	865,674
Other International (1)	937,942	1,025,615
Total	$34,692,454	$34,762,687

(1)    Other International primarily includes EOG's Canada, United Kingdom, China and Argentina operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Carrying Amount at Beginning of Period	$752,718	$761,898
Liabilities Incurred	11,281	37,453
Liabilities Settled (1)	(6,816)	(6,850)
Accretion	7,840	13,751
Revisions	2,880	—
Foreign Currency Translations	(4,949)	(6,636)
Carrying Amount at End of Period	$762,954	$799,616

Current Portion	$9,280	$37,308
Noncurrent Portion	$753,674	$762,308

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2015, are presented below (in thousands):

Three Months Ended March 31, 2015

Balance at January 1	$17,253
Additions Pending the Determination of Proved Reserves	12,963
Reclassifications to Proved Properties	(10,407)
Costs Charged to Expense	—
Balance at March 31	$19,809

At March 31, 2015, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Canada, Trinidad and the United Kingdom, and defined benefit pension plans covering certain of its employees in Canada and Trinidad. For the three months ended March 31, 2015 and 2014, EOG's total costs recognized for these pension plans were $9.4 million and $9.7 million, respectively. In connection with the divestiture of substantially all of its Canadian assets in the fourth quarter of 2014, EOG has elected to terminate the Canadian non-contributory defined benefit pension plan. EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at March 31, 2015 and did not utilize any such borrowings during the three months ended March 31, 2015. During the three months ended March 31, 2014, EOG utilized commercial paper and short-term borrowings under uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes. The average borrowings outstanding under the commercial paper program and under uncommitted credit facilities were $31 million and $0.3 million, respectively, during the three months ended March 31, 2014. The weighted average interest rates for commercial paper borrowings and uncommitted credit facility borrowings were 0.25% and 0.70%, respectively, during the three months ended March 31, 2014.

At March 31, 2015, $400 million aggregate principal amount of 2.500% Senior Notes due 2016 were classified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

On March 17, 2015, EOG closed its sale of $500 million aggregate principal amount of its 3.15% Senior Notes due 2025 and $500 million aggregate principal amount of its 3.90% Senior Notes due 2035 (together, the Notes). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. Net proceeds from the Notes offering of approximately $990 million were used for general corporate purposes.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement matures on October 11, 2016, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods, subject to, among certain other terms and conditions, the consent of the banks holding greater than 50% of the commitments then outstanding under the Agreement. At March 31, 2015, there were no borrowings or letters of credit outstanding under the Agreement. Advances under the Agreement accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate), or the base rate (as defined in the Agreement) plus an applicable margin. At March 31, 2015, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.05% and 3.25%, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2014 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2015
Financial Assets
Natural Gas Options/Swaptions	$—	$86	$—	$86
Crude Oil Swaps	—	103	—	103
Crude Oil Options/Swaptions	—	141	—	141

At December 31, 2014
Financial Assets
Natural Gas Options/Swaptions	$—	$100	$—	$100
Crude Oil Swaps	—	121	—	121
Crude Oil Options/Swaptions	—	244	—	244

The estimated fair value of crude oil and natural gas derivative contracts (including options/swaptions) was based upon forward commodity price curves based on quoted market prices. Commodity derivative contracts were valued by utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

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

Proved oil and gas properties and other assets with a carrying amount of $7 million were written down to their fair value of $2 million, resulting in pretax impairment charges of $5 million for the three months ended March 31, 2015. Significant Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

Fair Value of Debt. At March 31, 2015 and December 31, 2014, EOG had outstanding $6,890 million and $5,890 million, respectively, aggregate principal amount of debt, which had estimated fair values of approximately $7,370 million and $6,242 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2014 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's crude oil derivative contracts at March 31, 2015, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2015 (1)
January 1, 2015 through March 31, 2015 (closed)	47,000	$91.22
April 1, 2015 through June 30, 2015	47,000	91.22
July 1, 2015 through December 31, 2015	10,000	89.98

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

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at March 31, 2015, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2015 (1)
January 1, 2015 through February 28, 2015 (closed)	235,000	$4.47
March 2015 (closed)	225,000	4.48
April 2015 (closed)	195,000	4.49
May 2015	235,000	4.13
June 2015	275,000	3.97
July 2015	275,000	3.98
August 1, 2015 through December 31, 2015	175,000	4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. All such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 175,000 MMBtud at an average price of $4.51 per MMBtu for each month during the period May 1, 2015 through December 31, 2015.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at March 31, 2015 and December 31, 2014. Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2015	December 31, 2014

Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$330	$465

Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$—	$—

(1)
The current portion of Assets from Price Risk Management Activities consists of gross assets of $339 million, partially offset by gross liabilities of $9 million at March 31, 2015, and gross assets of $477 million, partially offset by gross liabilities of $12 million at December 31, 2014.

(2)
The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $9 million, offset by gross assets of $9 million at March 31, 2015, and gross liabilities of $12 million, offset by gross assets of $12 million at December 31, 2014.

Credit Risk. Notional contract amounts are used to express the magnitude of commodity price swap agreements. The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 11). EOG evaluates its exposure to significant counterparties on an ongoing basis, including those arising from physical and financial transactions. In some instances, EOG renegotiates payment terms and/or requires collateral, parent guarantees or letters of credit to minimize credit risk.

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net asset position at March 31, 2015 and December 31, 2014. EOG held collateral of $125 million and $278 million at March 31, 2015 and December 31, 2014, respectively, and had no collateral posted at March 31, 2015 or December 31, 2014.

13.  Divestitures

During the first three months of 2015, EOG received proceeds of approximately $1 million from sales of assets. During the first three months of 2014, EOG received proceeds of approximately $20 million primarily from sales of producing properties and acreage in the Mid-Continent and Rocky Mountain areas.

During the fourth quarter of 2014, EOG received proceeds of approximately $400 million from the divestiture of all its assets in Manitoba and the majority of its assets in Alberta (collectively, the Canadian Sales). The Canadian Sales that closed on or about December 1, 2014, occurred in two separate transactions, an asset sale and the sale of the stock of certain of EOG's Canadian subsidiaries. As these two transactions represented a substantially complete liquidation of EOG's Canadian operations, EOG reclassified approximately $383 million of cumulative translation adjustments previously recorded in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets to Net Income (Gains on Asset Dispositions, Net) on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The Canadian Sales also resulted in the release of approximately $150 million of restricted cash related to future abandonment liabilities.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview
EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States, Trinidad, Canada, the United Kingdom and China. EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves, controlling operating and capital costs and maximizing reserve recoveries. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term production growth while maintaining a strong balance sheet. Maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations is also an important goal in the implementation of EOG's strategy.

United States. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and liquids-rich natural gas production. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and liquids-rich reservoirs. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or natural gas liquids (NGL) to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 71% of total United States production during the first three months of 2015 as compared to 69% for the same comparable period in 2014. This liquids growth primarily reflects increased production from the Eagle Ford, the Rocky Mountain area and the Permian Basin. In 2015, EOG is focused on increasing drilling and completion efficiencies, testing methods to improve the recovery factor of oil-in-place and reducing costs. Drilling will continue to occur primarily in the Eagle Ford, Delaware Basin and North Dakota Bakken plays, where EOG expects to build an inventory of uncompleted wells pending a commodity price recovery. In addition, EOG continues to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. Based on its 2015 drilling plan, which was influenced by the current low commodity price environment, EOG expects its 2015 crude oil and condensate and NGL production to be relatively flat as compared to 2014. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas, Utah and Wyoming.

EOG's crude-by-rail facilities provide EOG the flexibility to direct its crude oil shipments via rail car to the most favorable markets, including the Gulf Coast and Cushing, Oklahoma markets.

Canada. As previously reported, during the fourth quarter of 2014, EOG completed the divestiture of substantially all its assets in Canada (see Note 13 to the Consolidated Financial Statements). At the time of the sales, production from the divested assets totaled approximately 7,050 barrels of crude oil per day, 580 barrels of NGLs per day and 43.5 million cubic feet of natural gas per day. Net proved reserves divested were estimated to be 7.7 million barrels of oil, 0.8 million barrels of NGLs and 78.7 billion cubic feet of natural gas. Information related to EOG's remaining Canadian operations is presented in the "Other International" segment.

International. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a) and Modified U(b) Block and the EMZ Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago and its subsidiary, and crude oil and condensate which is sold to the Petroleum Company of Trinidad and Tobago Limited. In the first quarter of 2015, EOG drilled two net wells with one classified as a dry hole. Remaining planned 2015 activity in Trinidad includes drilling two net wells and completing two net wells.

In the United Kingdom, EOG continues to make progress in the development of its 100% working interest East Irish Sea Conwy crude oil discovery. Modifications to the nearby third-party-owned Douglas platform, which will be used to process Conwy production, continued throughout the first three months of 2015. First production from the Conwy field is anticipated in the third quarter of 2015.

During the first three months of 2015, in the Sichuan Basin, Sichuan Province, China, EOG completed a well that was drilled in 2014 and drilled four additional wells. EOG completed one of the four wells during the first quarter of 2015 and anticipates completing an additional well in the second half of 2015.

EOG's activity in Argentina is focused on the Vaca Muerta oil shale formation in the Neuquén Province. Management is currently evaluating options for its investment.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States and Canada primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 28% and 25% at March 31, 2015 and December 31, 2014, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity. At March 31, 2015, $400 million aggregate principal amount of 2.500% Senior Notes due 2016 were reclassified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

On March 17, 2015, EOG closed its sale of $500 million aggregate principal amount of its 3.15% Senior Notes due 2025 and $500 million aggregate principal amount of its 3.90% Senior Notes due 2035 (together, the Notes). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. Net proceeds from the Notes offering of approximately $990 million were used for general corporate purposes.

Total anticipated 2015 capital expenditures are estimated to range from approximately $4.9 billion to $5.1 billion, excluding acquisitions. The majority of 2015 expenditures will be focused on United States crude oil drilling activities. The anticipated 2015 capital expenditure program is structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Net Operating Revenues. During the first quarter of 2015, net operating revenues decreased $1,765 million, or 43%, to $2,319 million from $4,084 million for the same period of 2014. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2015 decreased $1,540 million, or 48%, to $1,660 million from $3,200 million for the same period of 2014. During the first quarter of 2015, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $76 million compared to net losses of $156 million for the same period of 2014. Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, NGLs and natural gas as well as fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand, for the first quarter of 2015 decreased $445 million, or 44%, to $570 million from $1,015 million for the same period of 2014.

Wellhead volume and price statistics for the three-month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Crude Oil and Condensate Volumes (MBbld) (1)
United States	298.6	258.1
Trinidad	1.0	1.1
Other International (2)	0.1	7.3
Total	299.7	266.5
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$46.71	$100.58
Trinidad	39.78	89.93
Other International (2)	43.06	89.95
Composite	46.68	100.25
Natural Gas Liquids Volumes (MBbld) (1)
United States	77.4	70.8
Other International (2)	0.1	0.8
Total	77.5	71.6
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$16.10	$38.10
Other International (2)	2.46	46.88
Composite	16.08	38.20
Natural Gas Volumes (MMcfd) (1)
United States	905	894
Trinidad	337	387
Other International (2)	31	71
Total	1,273	1,352
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.27	$4.96
Trinidad	3.09	3.63
Other International (2)	3.28	4.83
Composite	2.51	4.58
Crude Oil Equivalent Volumes (MBoed) (4)
United States	527.1	478.0
Trinidad	57.1	65.6
Other International (2)	5.3	19.9
Total	589.5	563.5

Total MMBoe (4)	53.1	50.7

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's Canada, United Kingdom, China and Argentina operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Consolidated Financial Statements).

(4)
Thousand barrels of oil equivalent per day or million barrels of oil equivalent, as applicable; includes crude oil and condensate, NGLs and natural gas. Crude oil equivalent volumes are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas. MMBoe is calculated by multiplying the MBoed amount by the number of days in the period and then dividing that amount by one thousand.

Wellhead crude oil and condensate revenues for the first quarter of 2015 decreased $1,137 million, or 47%, to $1,260 million from $2,397 million for the same period of 2014. The decline was primarily due to a lower composite wellhead crude oil and condensate price ($1,446 million), partially offset by an increase of 33 MBbld, or 12%, in wellhead crude oil and condensate production ($309 million) primarily in the Eagle Ford, the Rocky Mountain area and the Permian Basin. EOG's composite wellhead crude oil and condensate price for the first quarter of 2015 decreased 53% to $46.68 per barrel compared to $100.25 per barrel for the same period of 2014.

NGL revenues for the first quarter of 2015 decreased $134 million, or 54%, to $112 million from $246 million for the same period of 2014 due to a lower composite average price ($154 million), partially offset by an increase of 6 MBbld, or 8%, in NGL deliveries ($20 million). The increase in deliveries primarily reflects increased volumes in the Permian Basin and the Eagle Ford. EOG's composite NGL price for the first quarter of 2015 decreased 58% to $16.08 per barrel compared to $38.20 per barrel for the same period of 2014.

Wellhead natural gas revenues for the first quarter of 2015 decreased $269 million, or 48%, to $288 million from $557 million for the same period of 2014. The decrease was due to a lower composite wellhead natural gas price ($237 million) and a decrease in natural gas deliveries ($32 million). Natural gas deliveries for the first quarter of 2015 decreased 79 MMcfd, or 6%, compared to the same period of 2014 due primarily to decreased production in Trinidad (50 MMcfd) and Other International (40 MMcfd), partially offset by higher production in the United States (11 MMcfd). The decrease in Trinidad was primarily due to lower contractual deliveries. The decrease in Other International was primarily due to the divestiture of substantially all of EOG's Canadian operations in the fourth quarter of 2014. The increase in the United States is due primarily to increased production of associated natural gas. EOG's composite wellhead natural gas price for the first quarter of 2015 decreased 45% to $2.51 per Mcf compared to $4.58 per Mcf for the same period of 2014.

During the first quarter of 2015, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $76 million compared to net losses of $156 million for the same period of 2014. During the first quarter of 2015, net cash received from settlements of crude oil and natural gas financial derivative contracts were $368 million and net cash payments for settlements of crude oil and natural gas financial derivative contracts were $34 million for the same period of 2014.

Gathering, processing and marketing revenues primarily relate to the sale of third-party crude oil and natural gas. Purchases and sales of third-party crude oil and natural gas are utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities. Gathering, processing and marketing revenues also include fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand. Marketing costs represent the costs of purchasing third-party crude oil and natural gas and the associated transportation costs as well as costs associated with EOG-owned sand sold to third parties.

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2015 declined $77 million as compared to the same period of 2014. The decline primarily reflects lower margins on crude oil marketing activities and losses on sand sales.

Operating and Other Expenses.  For the first quarter of 2015, operating expenses of $2,492 million were $507 million lower than the $2,999 million incurred during the first quarter of 2014.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Lease and Well	$6.81	$6.34
Transportation Costs	4.30	4.80
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	16.62	18.16
Other Property, Plant and Equipment	0.59	0.53
General and Administrative (G&A)	1.59	1.64
Interest Expense, Net	1.01	0.99
Total (1)	$30.92	$32.46

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and interest expense, net, for the three months ended March 31, 2015, compared to the same period of 2014 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

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
Lease and well expenses of $361 million for the first quarter of 2015 increased $40 million from $321 million for the same prior year period primarily due to increased operating and maintenance costs ($47 million), increased lease and well administrative expenses ($11 million) and increased workover expenditures ($6 million), all in the United States, partially offset by lower lease and well expenses in Canada ($20 million) due to the divestiture of substantially all of EOG's assets in Canada during the fourth quarter of 2014.
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
Transportation costs of $228 million for the first quarter of 2015 decreased $15 million from $243 million for the same prior year period primarily due to decreased transportation costs related to production from the Rocky Mountain area ($12 million), the Eagle Ford ($7 million) and the Fort Worth Basin Barnett Shale area ($3 million), partially offset by increased transportation costs related to production from the Permian Basin ($9 million).

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

DD&A expenses for the first quarter of 2015 decreased $33 million to $913 million from $946 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2015 were $38 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($72 million), Trinidad ($9 million) and Canada ($5 million) and decreased production in Canada ($27 million) and Trinidad ($6 million), partially offset by increased production in the United States ($86 million). Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies.

Interest expense, net, of $53 million for the first quarter of 2015 increased $3 million compared to the same prior year period primarily due to increased debt outstanding.

Exploration costs of $39 million for the first quarter of 2015 decreased $9 million from $48 million for the same prior year period primarily due to decreased geological and geophysical expenditures in the United States ($5 million) and decreased exploration costs in Canada ($4 million) due to the divestiture of substantially all of EOG's assets in Canada during the fourth quarter of 2014.
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

Impairments of $69 million for the first quarter of 2015 were $44 million lower than impairments for the same prior year period primarily due to lower impairments of proved properties in the United States ($65 million), partially offset by increased amortization of unproved property costs in the United States ($26 million). EOG recorded impairments of proved properties and other property, plant and equipment of $5 million and $74 million for the first quarter of 2015 and 2014, respectively.

Other expense, net, for the first quarter of 2015 increased $7 million compared to the same prior year period. The increase was primarily due to foreign currency exchange losses in 2015.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2015 decreased $90 million to $106 million (6.4% of wellhead revenues) compared to $196 million (6.1% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to a decrease in the United States in severance/production taxes ($78 million) primarily as a result of decreased wellhead revenues and an increase in credits available to EOG in 2015 for Texas high-cost gas severance tax rate reductions ($11 million).

EOG recognized an income tax benefit of $67 million for the first quarter of 2015 as compared to an income tax expense of $370 million in the first quarter of 2014, primarily due to a decline in pretax income. The net effective tax rate for 2015 decreased to 28% from 36% in the prior year. The effective tax rate for 2015 was less than the United States statutory tax rate (35%) primarily due to losses in Canada and China, which have not been tax effected due to valuation allowances.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2015, were funds generated from operations and net proceeds from the issuance of the Notes. The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; dividend payments to stockholders; and purchases of treasury stock in connection with stock compensation plans. During the first three months of 2015, EOG's cash balance increased $40 million to $2,127 million from $2,087 million at December 31, 2014.

Net cash provided by operating activities of $961 million for the first three months of 2015 decreased $1,307 million compared to the same period of 2014 primarily due to a decrease in wellhead revenues ($1,540 million) and unfavorable changes in working capital and other assets and liabilities ($147 million), partially offset by a favorable change in net cash flow from the settlement of financial commodity derivative contracts ($402 million) and a decrease in cash operating expenses ($67 million).

Net cash used in investing activities of $1,804 million for the first three months of 2015 decreased by $19 million compared to the same period of 2014 due primarily to a decrease in additions to oil and gas properties ($308 million); a decrease in additions to other property, plant and equipment ($49 million); and a decrease in restricted cash ($9 million); partially offset by unfavorable changes in working capital associated with investing activities ($328 million) and a decrease in proceeds from sales of assets ($19 million).

Net cash provided by financing activities of $893 million for the first three months of 2015 included net proceeds from the issuance of the Notes ($990 million), excess tax benefits from stock-based compensation ($9 million) and proceeds from stock options exercised ($4 million). Cash used in financing activities for the first three months of 2015 included cash dividend payments ($92 million) and purchases of treasury stock in connection with stock compensation plans ($15 million). Net cash used in financing activities of $90 million for the first three months of 2014 included repayments of long-term debt ($500 million), cash dividend payments ($52 million), the settlement of a foreign currency swap ($32 million) and the purchase of treasury stock in connection with stock compensation plans ($29 million). Cash provided by financing activities for the first three months of 2014 included net proceeds from the issuance of EOG's 2.45% Senior Notes due 2020 ($496 million) and excess tax benefits from stock-based compensation ($27 million).

Total Expenditures. For the year 2015, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $4.9 billion to $5.1 billion, excluding acquisitions. The table below sets out components of total expenditures for the three-month periods ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Expenditure Category
Capital
Drilling and Facilities	$1,351	$1,648
Leasehold Acquisitions	44	63
Property Acquisitions	7	4
Capitalized Interest	12	14
Subtotal	1,414	1,729
Exploration Costs	39	48
Dry Hole Costs	15	8
Exploration and Development Expenditures	1,468	1,785
Asset Retirement Costs	10	37
Total Exploration and Development Expenditures	1,478	1,822
Other Property, Plant and Equipment	117	166
Total Expenditures	$1,595	$1,988

Exploration and development expenditures of $1,468 million for the first three months of 2015 were $317 million lower than the same period of 2014 primarily due to decreased drilling and facilities expenditures in the United States ($270 million) and Canada ($40 million). The exploration and development expenditures for the first three months of 2015 of $1,468 million consist of $1,332 million in development, $117 million in exploration, $12 million in capitalized interest and $7 million in property acquisitions. The exploration and development expenditures for the first three months of 2014 of $1,785 million consist of $1,627 million in development, $140 million in exploration, $14 million in capitalized interest and $4 million in property acquisitions.

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

Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 18, 2015, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The related cash flow impact is reflected in Cash Flows from Operating Activities.

Commodity Derivative Contracts. The total fair value of EOG's crude oil and natural gas derivative contracts was reflected on the Consolidated Balance Sheets at March 31, 2015, as a net asset of $330 million. Presented below is a comprehensive summary of EOG's crude oil derivative contracts at May 4, 2015, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2015 (1)
January 1, 2015 through April 30, 2015 (closed)	47,000	$91.22
May 1, 2015 through June 30, 2015	47,000	91.22
July 1, 2015 through December 31, 2015	10,000	89.98

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

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at May 4, 2015, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2015 (1)
January 1, 2015 through February 28, 2015 (closed)	235,000	$4.47
March 2015 (closed)	225,000	4.48
April 2015 (closed)	195,000	4.49
May 2015 (closed)	235,000	4.13
June 2015	275,000	3.97
July 2015	275,000	3.98
August 1, 2015 through December 31, 2015	175,000	4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates.  All such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 175,000 MMBtud at an average price of $4.51 per MMBtu for each month during the period June 1, 2015 through December 31, 2015.

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 13 through 20 of EOG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on pages 39 through 41 of EOG's Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 18, 2015 (EOG's 2014 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-26 through F-28 of EOG's 2014 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

January 1, 2015 - January 31, 2015	32,853	$89.20	—	6,386,200
February 1, 2015 - February 28, 2015	29,128	93.30	—	6,386,200
March 1, 2015 - March 31, 2015	108,851	89.76	—	6,386,200
Total	170,832	90.26	—

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

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the first quarter of 2015, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this report.

ITEM 5.    OTHER INFORMATION

The 2015 annual meeting of stockholders (Annual Meeting) of EOG Resources, Inc. (EOG) was held on April 30, 2015, in Houston, Texas, for the following purposes: (i) to elect seven directors to hold office until EOG's 2016 annual meeting of stockholders and until their respective successors are duly elected and qualified; (ii) to ratify the appointment by the Audit Committee of EOG's Board of Directors (Board) of Deloitte & Touche LLP, independent registered public accounting firm, as EOG's auditors for the year ending December 31, 2015; (iii) to hold a non-binding advisory vote on the compensation of EOG's named executive officers; and (iv) to consider two stockholder proposals, if properly presented at the Annual Meeting.

At the close of business on March 2, 2015, the record date for the Annual Meeting, there were 548,465,933 shares of EOG common stock issued, outstanding and entitled to vote at the Annual Meeting. Proxies for the Annual Meeting were solicited by the Board pursuant to Regulation 14A under the Securities Exchange Act of 1934 (as amended), and there was no solicitation in opposition to the Board's nominees for director.

Each of the seven nominees for director was duly elected by EOG's stockholders, with votes as follows:

Nominee	Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

Janet F. Clark	442,461,118	6,684,491	1,767,205	27,800,309
Charles R. Crisp	437,299,168	11,854,057	1,759,589	27,800,309
James C. Day	442,657,312	6,486,552	1,768,950	27,800,309
H. Leighton Steward	439,118,210	10,034,310	1,760,294	27,800,309
Donald F. Textor	437,661,877	11,492,461	1,758,476	27,800,309
William R. Thomas	430,110,085	16,780,950	4,021,779	27,800,309
Frank G. Wisner	426,921,285	22,221,338	1,770,191	27,800,309

The appointment of Deloitte & Touche LLP, independent registered public accounting firm, as EOG's auditors for the year ending December 31, 2015, was ratified by EOG's stockholders by the following vote: 473,583,565 shares for; 3,478,978 shares against; and 1,650,580 shares abstaining. Broker non-votes were not applicable to this proposal.

With respect to the non-binding advisory vote on the compensation of EOG's named executive officers as disclosed in EOG's 2015 proxy statement, the compensation of EOG's named executive officers was approved by EOG's stockholders by the following vote:

Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

436,078,588	11,726,707	3,107,519	27,800,309

The two non-binding stockholder proposals, which were each properly presented at the Annual Meeting, received the following votes:

Proposal	Shares For	Shares Against	Shares Abstaining	Broker Non-Votes

Stockholder Proposal Concerning Proxy Access	227,790,419	221,305,020	1,817,375	27,800,309

Stockholder Proposal Concerning a Methane Emissions Report	115,690,900	250,950,698	84,271,216	27,800,309

_______________

With respect to the non-binding proxy access stockholder proposal on the ballot at the Annual Meeting, the vote was effectively split, with approximately 50 percent supporting the non-binding proposal and approximately 50 percent opposing the non-binding proposal. Notwithstanding such split vote, EOG remains committed to implementing an appropriate proxy access right for its stockholders and discussing with its stockholders how to best do so. Pursuant to this commitment and EOG’s commitment to open, collaborative communications with its stockholders, EOG will continue to engage and consult with its stockholders regarding proxy access, in order to design an appropriate proxy access framework for EOG which limits the potential for abuse and misuse while also safeguarding the long-term interests of EOG and its stockholders.

ITEM 6.  EXHIBITS

Exhibit No.		Description

4.1	-
Officers' Certificate Establishing 3.15% Senior Notes due 2025 and 3.90% Senior Notes due 2035, dated March 17, 2015 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 19, 2015).

4.2	-	Form of Global Note with respect to the 3.15% Senior Notes due 2025 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 19, 2015).

4.3	-	Form of Global Note with respect to the 3.90% Senior Notes due 2035 of EOG (incorporated by reference to Exhibit 4.4 to EOG's Current Report on Form 8-K, filed March 19, 2015).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended March 31, 2015 and 2014, (ii) the Consolidated Balance Sheets - March 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 4, 2015	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

4.1	-
Officers' Certificate Establishing 3.15% Senior Notes due 2025 and 3.90% Senior Notes due 2035, dated March 17, 2015 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 19, 2015).

4.2	-	Form of Global Note with respect to the 3.15% Senior Notes due 2025 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 19, 2015).

4.3	-	Form of Global Note with respect to the 3.90% Senior Notes due 2035 of EOG (incorporated by reference to Exhibit 4.4 to EOG's Current Report on Form 8-K, filed March 19, 2015).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended March 31, 2015 and 2014, (ii) the Consolidated Balance Sheets - March 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.