Form 10-Q
period 2015-06-30
EOG RESOURCES INC
filed 2015-08-06
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	549,171,469 (as of July 30, 2015)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		Page No.

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and 2014	3

		Consolidated Balance Sheets - June 30, 2015 and December 31, 2014	4

		Consolidated Statements of Cash Flows - Six Months Ended June 30, 2015 and 2014	5

		Notes to Consolidated Financial Statements	6

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	34

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	ITEM 4.	Mine Safety Disclosures	34

	ITEM 6.	Exhibits	35

SIGNATURES			36

EXHIBIT INDEX			37

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Operating Revenues
Crude Oil and Condensate	$1,452,756	$2,618,975	$2,713,000	$5,016,077
Natural Gas Liquids	103,930	247,973	215,920	494,208
Natural Gas	274,038	509,091	561,820	1,065,784
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(48,493)	(229,270)	27,715	(385,006)
Gathering, Processing and Marketing	678,356	1,027,795	1,248,626	2,043,206
Gains (Losses) on Asset Dispositions, Net	(5,564)	3,856	(3,957)	15,354
Other, Net	14,678	9,136	25,115	21,604
Total	2,469,701	4,187,556	4,788,239	8,271,227
Operating Expenses
Lease and Well	289,664	346,458	651,145	667,292
Transportation Costs	209,833	240,579	438,145	483,816
Gathering and Processing Costs	34,997	32,470	71,006	66,394
Exploration Costs	43,755	42,208	83,204	90,266
Dry Hole Costs	(551)	5,558	14,119	13,906
Impairments	68,519	39,035	137,955	152,396
Marketing Costs	670,169	1,043,515	1,308,831	2,049,819
Depreciation, Depletion and Amortization	909,227	996,602	1,822,015	1,943,093
General and Administrative	82,324	90,932	166,621	173,794
Taxes Other Than Income	122,138	205,469	228,567	401,442
Total	2,430,075	3,042,826	4,921,608	6,042,218
Operating Income (Loss)	39,626	1,144,730	(133,369)	2,229,009
Other Income (Expense), Net	9,380	7,950	(611)	4,612
Income (Loss) Before Interest Expense and Income Taxes	49,006	1,152,680	(133,980)	2,233,621
Interest Expense, Net	60,484	51,867	113,829	102,019
Income (Loss) Before Income Taxes	(11,478)	1,100,813	(247,809)	2,131,602
Income Tax Provision (Benefit)	(16,746)	394,460	(83,329)	764,321
Net Income (Loss)	$5,268	$706,353	$(164,480)	$1,367,281
Net Income (Loss) Per Share
Basic	$0.01	$1.30	$(0.30)	$2.52
Diluted	$0.01	$1.29	$(0.30)	$2.49
Dividends Declared per Common Share	$0.1675	$0.1250	$0.3350	$0.2500
Average Number of Common Shares
Basic	545,504	543,099	545,245	542,675
Diluted	549,683	548,676	545,245	548,046
Comprehensive Income (Loss)
Net Income (Loss)	$5,268	$706,353	$(164,480)	$1,367,281
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	8,404	24,378	(4,763)	11,448
Foreign Currency Swap Transaction	—	—	—	50
Income Tax Related to Foreign Currency Swap Transaction	—	—	—	(670)
Interest Rate Swap Transaction	—	—	—	777
Income Tax Related to Interest Rate Swap Transaction	—	—	—	(281)
Other	27	(593)	(184)	(570)
Other Comprehensive Income (Loss)	8,431	23,785	(4,947)	10,754
Comprehensive Income (Loss)	$13,699	$730,138	$(169,427)	$1,378,035
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$1,367,395	$2,087,213
Accounts Receivable, Net	1,304,848	1,779,311
Inventories	661,162	706,597
Assets from Price Risk Management Activities	106,821	465,128
Income Taxes Receivable	48,448	71,621
Deferred Income Taxes	39,613	19,618
Other	209,431	286,533
Total	3,737,718	5,416,021
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	48,936,092	46,503,532
Other Property, Plant and Equipment	3,840,210	3,750,958
Total Property, Plant and Equipment	52,776,302	50,254,490
Less: Accumulated Depreciation, Depletion and Amortization	(22,801,124)	(21,081,846)
Total Property, Plant and Equipment, Net	29,975,178	29,172,644
Other Assets	171,200	174,022
Total Assets	$33,884,096	$34,762,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,864,483	$2,860,548
Accrued Taxes Payable	164,366	140,098
Dividends Payable	91,500	91,594
Deferred Income Taxes	—	110,743
Current Portion of Long-Term Debt	6,579	6,579
Other	150,653	174,746
Total	2,277,581	3,384,308

Long-Term Debt	6,393,885	5,903,354
Other Liabilities	986,758	939,497
Deferred Income Taxes	6,798,629	6,822,946
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 549,401,647 Shares Issued at June 30, 2015 and 549,028,374 Shares Issued at December 31, 2014	205,496	205,492
Additional Paid in Capital	2,857,588	2,837,150
Accumulated Other Comprehensive Loss	(28,003)	(23,056)
Retained Earnings	14,414,926	14,763,098
Common Stock Held in Treasury, 256,101 Shares at June 30, 2015 and 733,517 Shares at December 31, 2014	(22,764)	(70,102)
Total Stockholders' Equity	17,427,243	17,712,582
Total Liabilities and Stockholders' Equity	$33,884,096	$34,762,687

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$(164,480)	$1,367,281
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,822,015	1,943,093
Impairments	137,955	152,396
Stock-Based Compensation Expenses	61,650	65,144
Deferred Income Taxes	(154,803)	479,109
(Gains) Losses on Asset Dispositions, Net	3,957	(15,354)
Other, Net	6,787	984
Dry Hole Costs	14,119	13,906
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(27,715)	385,006
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	561,142	(120,900)
Excess Tax Benefits from Stock-Based Compensation	(16,393)	(63,759)
Other, Net	6,346	7,223
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	298,183	(249,336)
Inventories	37,609	(109,756)
Accounts Payable	(999,644)	347,539
Accrued Taxes Payable	64,124	115,668
Other Assets	76,114	(141,453)
Other Liabilities	(48,848)	57,101
Changes in Components of Working Capital Associated with Investing and Financing Activities	169,802	(31,644)
Net Cash Provided by Operating Activities	1,847,920	4,202,248
Investing Cash Flows
Additions to Oil and Gas Properties	(2,611,848)	(3,724,486)
Additions to Other Property, Plant and Equipment	(201,597)	(402,972)
Proceeds from Sales of Assets	116,166	74,512
Changes in Restricted Cash	—	(91,238)
Changes in Components of Working Capital Associated with Investing Activities	(169,903)	31,620
Net Cash Used in Investing Activities	(2,867,182)	(4,112,564)
Financing Cash Flows
Long-Term Debt Borrowings	990,225	496,220
Long-Term Debt Repayments	(500,000)	(500,000)
Settlement of Foreign Currency Swap	—	(31,573)
Dividends Paid	(183,130)	(119,684)
Excess Tax Benefits from Stock-Based Compensation	16,393	63,759
Treasury Stock Purchased	(26,362)	(89,524)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	14,484	10,433
Debt Issuance Costs	(1,585)	(895)
Repayment of Capital Lease Obligation	(3,053)	(2,958)
Other, Net	101	24
Net Cash Provided by (Used in) Financing Activities	307,073	(174,198)
Effect of Exchange Rate Changes on Cash	(7,629)	(3,555)
Decrease in Cash and Cash Equivalents	(719,818)	(88,069)
Cash and Cash Equivalents at Beginning of Period	2,087,213	1,318,209
Cash and Cash Equivalents at End of Period	$1,367,395	$1,230,140
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. The FASB originally intended ASU 2014-09 to be effective for interim and annual reporting periods beginning after December 15, 2016 and did not permit early adoption. In July 2015, the FASB issued an update which delays by one year the effective date of ASU 2014-09 and allows for early adoption as of the original effective date. EOG is analyzing what impact the new standard will have on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2014 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Lease and Well	$10.5	$9.1	$22.6	$20.7
Gathering and Processing Costs	0.3	0.2	0.6	0.5
Exploration Costs	5.9	5.6	13.3	13.5
General and Administrative	11.9	14.6	25.2	30.4
Total	$28.6	$29.5	$61.7	$65.1

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SAR), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards. At June 30, 2015, approximately 28.1 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from either previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $11.7 million and $11.7 million during the three months ended June 30, 2015 and 2014, respectively, and $23.3 million and $23.7 million during the six months ended June 30, 2015 and 2014, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the six-month periods ended June 30, 2015 and 2014 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted Average Fair Value of Grants	$29.78	$27.68	$23.39	$18.30
Expected Volatility	38.93%	35.15%	37.47%	25.83%
Risk-Free Interest Rate	0.82%	0.86%	0.11%	0.09%
Dividend Yield	0.73%	0.50%	0.72%	0.40%
Expected Life	5.3 years	5.2 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2015 and 2014 (stock options and SARs in thousands):

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	10,493	$64.96	10,452	$54.43
Granted	39	92.37	74	92.51
Exercised (1)	(885)	48.30	(922)	43.76
Forfeited	(177)	79.43	(185)	62.02
Outstanding at June 30 (2)	9,470	$66.36	9,419	$55.62
Vested or Expected to Vest (3)	8,987	$65.56	8,985	$55.22
Exercisable at June 30 (4)	4,635	$50.92	3,898	$44.71

(1)
The total intrinsic value of stock options/SARs exercised for the six months ended June 30, 2015 and 2014 was $39.1 million and $52.5 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at June 30, 2015 and 2014 was $229.5 million and $576.8 million, respectively. At June 30, 2015 and 2014, the weighted average remaining contractual life was 3.9 years and 4.2 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2015 and 2014 was $223.6 million and $553.8 million, respectively. At June 30, 2015 and 2014, the weighted average remaining contractual life was 3.9 years and 4.2 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at June 30, 2015 and 2014 was $170.9 million and $281.3 million, respectively. At June 30, 2015 and 2014, the weighted average remaining contractual life was 2.6 years and 2.8 years, respectively.

At June 30, 2015, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $87.1 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.2 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $16.5 million and $16.8 million for the three months ended June 30, 2015 and 2014, respectively, and $37.7 million and $39.5 million for the six months ended June 30, 2015 and 2014, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2015 and 2014 (shares and units in thousands):

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	5,394	$64.39	7,358	$49.54
Granted	456	88.29	435	94.73
Released (1)	(593)	54.85	(1,939)	36.85
Forfeited	(130)	74.13	(181)	58.48
Outstanding at June 30 (2)	5,127	$67.37	5,673	$57.06

(1)
The total intrinsic value of restricted stock and restricted stock units released for the six months ended June 30, 2015 and 2014 was $53.9 million and $207.0 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2015 and 2014 was $448.9 million and $662.9 million, respectively.

At June 30, 2015, unrecognized compensation expense related to restricted stock and restricted stock units totaled $171.7 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.4 years.

Performance Units and Performance Stock. EOG grants performance units and/or performance stock to its executive officers. The fair value of the performance units and performance stock is estimated using a Monte Carlo simulation. Stock-based compensation expense related to performance unit and performance stock grants totaled $0.4 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.

The following table sets forth performance unit and performance stock transactions for the six-month periods ended June 30, 2015 and 2014 (shares and units in thousands):

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	333	$90.17	261	$82.18
Granted	—	—	—	—
Released	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30 (1)	333	$90.17	261	$82.18

(1)	The total intrinsic value of performance units and performance stock outstanding at June 30, 2015 and 2014 was $29.2 million and $30.5 million, respectively.

At June 30, 2015, unrecognized compensation expense related to performance units and performance stock totaled $4.7 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.0 years.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month and six-month periods ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$5,268	$706,353	$(164,480)	$1,367,281
Denominator for Basic Earnings Per Share -
Weighted Average Shares	545,504	543,099	545,245	542,675
Potential Dilutive Common Shares -
Stock Options/SARs	1,960	2,759	—	2,597
Restricted Stock/Units and Performance Units/Stock	2,219	2,818	—	2,774
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	549,683	548,676	545,245	548,046
Net Income (Loss) Per Share
Basic	$0.01	$1.30	$(0.30)	$2.52
Diluted	$0.01	$1.29	$(0.30)	$2.49

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units and stock that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 2.0 million and 6 thousand shares for the three months ended June 30, 2015 and 2014, respectively, and 10.0 million and 0.1 million shares for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, 5.5 million shares of restricted stock and restricted stock units and performance units and performance stock were excluded.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Interest (1)	$102,114	$102,311
Income Taxes, Net of Refunds Received	$49,565	$247,494

(1)	Net of capitalized interest of $23 million and $28 million for the six months ended June 30, 2015 and 2014, respectively.

EOG's accrued capital expenditures at June 30, 2015 and 2014 were $777 million and $872 million, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

As more fully discussed in Note 13, during the fourth quarter of 2014, EOG completed the sale of substantially all of its Canadian operations. As a result, information related to EOG's remaining Canadian operations have been included in the Other International segment and prior year amounts have been reclassified to conform to current year presentation. Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Operating Revenues
United States	$2,369,319	$3,971,837	$4,581,901	$7,823,902
Trinidad	95,703	138,253	192,265	274,986
Other International (1)	4,679	77,466	14,073	172,339
Total	$2,469,701	$4,187,556	$4,788,239	$8,271,227
Operating Income (Loss)
United States	$20,232	$1,092,198	$(161,624)	$2,133,219
Trinidad	45,907	74,142	92,887	148,457
Other International (1)	(26,513)	(21,610)	(64,632)	(52,667)
Total	39,626	1,144,730	(133,369)	2,229,009
Reconciling Items
Other Income (Expense), Net	9,380	7,950	(611)	4,612
Interest Expense, Net	(60,484)	(51,867)	(113,829)	(102,019)
Income (Loss) Before Income Taxes	$(11,478)	$1,100,813	$(247,809)	$2,131,602

(1)    Other International primarily includes EOG's Canada, United Kingdom, China and Argentina operations.

Total assets by reportable segment are presented below at June 30, 2015 and December 31, 2014 (in thousands):

	At June 30, 2015	At December 31, 2014
Total Assets
United States	$31,980,083	$32,871,398
Trinidad	960,940	865,674
Other International (1)	943,073	1,025,615
Total	$33,884,096	$34,762,687

(1)    Other International primarily includes EOG's Canada, United Kingdom, China and Argentina operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Carrying Amount at Beginning of Period	$752,718	$761,898
Liabilities Incurred	19,990	54,819
Liabilities Settled (1)	(9,891)	(25,478)
Accretion	15,815	23,346
Revisions	18,156	13,859
Foreign Currency Translations	(1,009)	2,506
Carrying Amount at End of Period	$795,779	$830,950

Current Portion	$10,993	$28,498
Noncurrent Portion	$784,786	$802,452

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2015, are presented below (in thousands):

Six Months Ended June 30, 2015

Balance at January 1	$17,253
Additions Pending the Determination of Proved Reserves	10,671
Reclassifications to Proved Properties	(20,558)
Balance at June 30	$7,366

At June 30, 2015, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Canada, Trinidad and the United Kingdom, and defined benefit pension plans covering certain of its employees in Canada and Trinidad. For the six months ended June 30, 2015 and 2014, EOG's total costs recognized for these pension plans were $18.4 million and $20.2 million, respectively. In connection with the divestiture of substantially all of its Canadian assets in the fourth quarter of 2014, EOG has elected to terminate the Canadian non-contributory defined benefit pension plan. EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at June 30, 2015 and did not utilize any such borrowings during the six months ended June 30, 2015. During the six months ended June 30, 2014, EOG utilized commercial paper and short-term borrowings under uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes. The average borrowings outstanding under the commercial paper program and under uncommitted credit facilities were $18 million and $0.2 million, respectively, during the six months ended June 30, 2014. The weighted average interest rates for commercial paper borrowings and uncommitted credit facility borrowings were 0.25% and 0.70%, respectively, during the six months ended June 30, 2014.

At June 30, 2015, the $400 million aggregate principal amount of 2.500% Senior Notes due 2016 were classified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

On June 1, 2015, EOG repaid upon maturity the $500 million aggregate principal amount of its 2.95% Senior Notes due 2015.

On March 17, 2015, EOG closed its sale of the $500 million aggregate principal amount of its 3.15% Senior Notes due 2025 and the $500 million aggregate principal amount of its 3.90% Senior Notes due 2035 (together, the Notes). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. Net proceeds from the Notes offering of approximately $990 million were used for general corporate purposes.

At June 30, 2015, EOG had a $2.0 billion senior unsecured Revolving Credit Agreement with domestic and foreign lenders (2011 Agreement). There were no borrowings or letters of credit outstanding under the 2011 Agreement at June 30, 2015. The 2011 Agreement was scheduled to mature on October 11, 2016. Advances under the 2011 Agreement accrue interest based, at EOG's option, on either the London InterBank Offered Rate (LIBOR) plus an applicable margin (Eurodollar rate) or the base rate (as defined in the 2011 Agreement) plus an applicable margin. At June 30, 2015, the Eurodollar rate and applicable base rate, had there been any amounts borrowed under the 2011 Agreement, would have been 1.062% and 3.25%, respectively.

On July 21, 2015, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders (Banks). The New Facility replaces the 2011 Agreement described above.
The New Facility has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The New Facility commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions. Advances under the New Facility will accrue interest based, at EOG’s option, on either LIBOR plus an applicable margin or the base rate (as defined in the New Facility) plus an applicable margin. Consistent with the terms of the 2011 Agreement, the New Facility contains representations, warranties, covenants and events of default that are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a total debt-to-total capitalization ratio of no greater than 65%.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2014 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2015
Financial Assets
Natural Gas Options/Swaptions	$—	$53	$—	$53
Crude Oil Swaps	—	54	—	54

At December 31, 2014
Financial Assets
Natural Gas Options/Swaptions	$—	$100	$—	$100
Crude Oil Swaps	—	121	—	121
Crude Oil Options/Swaptions	—	244	—	244

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

Proved oil and gas properties, other property, plant and equipment and other assets with a carrying amount of $7 million were written down to their fair value of $2 million, resulting in pretax impairment charges of $5 million for the six months ended June 30, 2015. Significant Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

Fair Value of Debt. At June 30, 2015 and December 31, 2014, EOG had outstanding $6,390 million and $5,890 million, respectively, aggregate principal amount of senior notes, which had estimated fair values of approximately $6,655 million and $6,242 million, respectively. The estimated fair value of the senior notes was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's crude oil derivative contracts at June 30, 2015, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2015
January 1, 2015 through June 30, 2015 (closed)	47,000	$91.22
July 1, 2015 through December 31, 2015	10,000	89.98

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at June 30, 2015, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2015 (1)
January 1, 2015 through February 28, 2015 (closed)	235,000	$4.47
March 2015 (closed)	225,000	4.48
April 2015 (closed)	195,000	4.49
May 2015 (closed)	235,000	4.13
June 2015 (closed)	275,000	3.97
July 2015 (closed)	275,000	3.98
August 1, 2015 through December 31, 2015	175,000	4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates. All such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 175,000 MMBtud at an average price of $4.51 per MMBtu for each month during the period August 1, 2015 through December 31, 2015.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at June 30, 2015 and December 31, 2014. Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2015	December 31, 2014

Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$107	$465

Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$—	$—

(1)
The current portion of Assets from Price Risk Management Activities consists of gross assets of $108 million, partially offset by gross liabilities of $1 million at June 30, 2015, and gross assets of $477 million, partially offset by gross liabilities of $12 million at December 31, 2014.

(2)
The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $1 million, offset by gross assets of $1 million at June 30, 2015, and gross liabilities of $12 million, offset by gross assets of $12 million at December 31, 2014.

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

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net asset position at June 30, 2015 and December 31, 2014. EOG held collateral of $43 million and $278 million at June 30, 2015 and December 31, 2014, respectively, and had no collateral posted at June 30, 2015 or December 31, 2014.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

13.  Divestitures

During the first six months of 2015, EOG received proceeds of approximately $116 million primarily from sales of gathering and processing assets. During the first six months of 2014, EOG received proceeds of approximately $75 million from sales of producing properties and acreage primarily in the Mid-Continent area, the Upper Gulf Coast region, Canada and the Rocky Mountain area.

During the fourth quarter of 2014, EOG received proceeds of approximately $400 million from the divestiture of all its assets in Manitoba and the majority of its assets in Alberta (collectively, the Canadian Sales). The Canadian Sales that closed on or about December 1, 2014, occurred in two separate transactions, an asset sale and the sale of the stock of certain of EOG's Canadian subsidiaries. As these two transactions represented a substantially complete liquidation of EOG's Canadian operations, EOG reclassified approximately $383 million of cumulative translation adjustments previously recorded in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets to Net Income (Loss) (Gains (Losses) on Asset Dispositions, Net) on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The Canadian Sales also resulted in the release of approximately $150 million of restricted cash related to future abandonment liabilities.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview
EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States, Trinidad, Canada, the United Kingdom and China. EOG operates under a consistent business strategy that focuses predominantly on maximizing the rate of return on investment of capital by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves, controlling operating and capital costs and maximizing reserve recoveries. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term production growth while maintaining a strong balance sheet. Maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations is also an important goal in the implementation of EOG's strategy.

United States. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and liquids-rich natural gas production. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and liquids-rich reservoirs. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or natural gas liquids (NGL) to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 71% of total United States production during the first half of 2015 as compared to 69% for the same comparable period in 2014. This liquids growth primarily reflects increased production from the Eagle Ford and the Permian Basin. In 2015, EOG is focused on increasing drilling and completion efficiencies, testing methods to improve the recovery factor of oil-in-place and reducing costs. Drilling will continue to occur primarily in the Eagle Ford, Delaware Basin and North Dakota Bakken plays, where EOG expects to build an inventory of uncompleted wells pending a commodity price recovery. In addition, EOG continues to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. Based on its 2015 drilling plan, which was influenced by the current low commodity price environment, EOG expects its 2015 crude oil and condensate and NGL production to be relatively flat compared to 2014. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas, Utah and Wyoming.

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

International. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block and the EMZ Area have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary. Crude oil and condensate from these fields are sold to the Petroleum Company of Trinidad and Tobago Limited. In the second quarter of 2015, EOG drilled and completed two net wells. Remaining planned 2015 activity in Trinidad includes drilling and completing one net well.

In the United Kingdom, EOG continues to make progress in the development of its 100% working interest East Irish Sea Conwy crude oil discovery. Modifications to the nearby third-party-owned Douglas platform, which will be used to process Conwy production, continued throughout the first half of 2015. First production from the Conwy field is anticipated in the fourth quarter of 2015.

During the second quarter of 2015, in the Sichuan Basin, Sichuan Province, China, EOG completed a well that was drilled earlier in the year.

EOG's activity in Argentina is focused on the Vaca Muerta oil shale formation in the Neuquén Province. Management is currently evaluating options for this investment.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 27% and 25% at June 30, 2015 and December 31, 2014, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity. At June 30, 2015, the $400 million aggregate principal amount of EOG's 2.500% Senior Notes due 2016 was classified as long-term debt based upon its intent and ability to ultimately replace such amount with other long-term debt.

On June 1, 2015, EOG repaid upon maturity the $500 million aggregate principal amount of its 2.95% Senior Notes due 2015.

On March 17, 2015, EOG closed its sale of the $500 million aggregate principal amount of its 3.15% Senior Notes due 2025 and the $500 million aggregate principal amount of its 3.90% Senior Notes due 2035 (together, the Notes). Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. Net proceeds from the Notes offering of approximately $990 million were used for general corporate purposes.

On July 21, 2015, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders (Banks). The New Facility replaces EOG's $2.0 billion senior unsecured revolving credit agreement existing at June 30, 2015.

The New Facility has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods, subject to certain terms and conditions. The New Facility commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions. Advances under the New Facility will accrue interest based, at EOG’s option, on either the London InterBank Offered Rate plus an applicable margin, or the base rate (as defined in the New Facility) plus an applicable margin. Consistent with the terms of the revolving credit agreement existing at June 30, 2015, the New Facility contains representations, warranties, covenants and events of default that are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a total debt-to-total capitalization ratio of no greater than 65%.

Total anticipated 2015 capital expenditures are estimated to range from approximately $4.7 billion to $4.9 billion, excluding acquisitions. The majority of 2015 expenditures will be focused on United States crude oil drilling activities. The anticipated 2015 capital expenditure program is structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities primarily from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months ended June 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Net Operating Revenues. During the second quarter of 2015, net operating revenues decreased $1,718 million, or 41%, to $2,470 million from $4,188 million for the same period of 2014. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the second quarter of 2015 decreased $1,545 million, or 46%, to $1,831 million from $3,376 million for the same period of 2014. During the second quarter of 2015, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $48 million compared to net losses of $229 million for the same period of 2014. Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, NGLs and natural gas as well as fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand, for the second quarter of 2015 decreased $350 million, or 34%, to $678 million from $1,028 million for the same period of 2014.

Wellhead volume and price statistics for the three-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
Crude Oil and Condensate Volumes (MBbld) (1)
United States	276.5	274.6
Trinidad	0.7	1.0
Other International (2)	0.3	5.7
Total	277.5	281.3
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$57.47	$102.66
Trinidad	49.53	94.25
Other International (2)	62.40	94.61
Composite	57.45	102.47
Natural Gas Liquids Volumes (MBbld) (1)
United States	73.4	78.5
Other International (2)	0.1	0.7
Total	73.5	79.2
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$15.55	$34.35
Other International (2)	7.81	40.90
Composite	15.54	34.41
Natural Gas Volumes (MMcfd) (1)
United States	891	925
Trinidad	334	380
Other International (2)	32	78
Total	1,257	1,383
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.11	$4.14
Trinidad	3.05	3.69
Other International (2)	3.49	4.68
Composite	2.40	4.04
Crude Oil Equivalent Volumes (MBoed) (4)
United States	498.3	507.2
Trinidad	56.5	64.5
Other International (2)	5.7	19.3
Total	560.5	591.0

Total MMBoe (4)	51.0	53.8

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's Canada, United Kingdom, China and Argentina operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the second quarter of 2015 decreased $1,166 million, or 45%, to $1,453 million from $2,619 million for the same period of 2014. The decline was primarily due to a lower composite wellhead crude oil and condensate price ($1,138 million), and a decrease of 4 MBbld, or 1%, in wellhead crude oil and condensate production ($28 million) primarily due to decreased production in the Rocky Mountain area, Other International and the Fort Worth Basin Barnett Shale area, partially offset by increased production in the Permian Basin and Eagle Ford. The decrease in Other International was primarily due to the divestiture of substantially all of EOG's Canadian operations in the fourth quarter of 2014. EOG's composite wellhead crude oil and condensate price for the second quarter of 2015 decreased 44% to $57.45 per barrel compared to $102.47 per barrel for the same period of 2014.

NGL revenues for the second quarter of 2015 decreased $144 million, or 58%, to $104 million from $248 million for the same period of 2014 due to a lower composite average price ($126 million), and a decrease of 6 MBbld, or 7%, in NGL deliveries ($18 million) primarily in the Fort Worth Basin Barnett Shale area. EOG's composite NGL price for the second quarter of 2015 decreased 55% to $15.54 per barrel compared to $34.41 per barrel for the same period of 2014.

Wellhead natural gas revenues for the second quarter of 2015 decreased $235 million, or 46%, to $274 million from $509 million for the same period of 2014. The decrease was due to a lower composite wellhead natural gas price ($188 million) and a decrease in natural gas deliveries ($47 million). Natural gas deliveries for the second quarter of 2015 decreased 126 MMcfd, or 9%, compared to the same period of 2014 due primarily to lower production in Trinidad (46 MMcfd), in Other International (46 MMcfd) and in the United States (34 MMcfd). The decrease in the United States was due primarily to decreased production in the Upper Gulf Coast, South Texas and Fort Worth Basin Barnett Shale areas, partially offset by increased production of associated natural gas from the Permian Basin and Eagle Ford. EOG's composite wellhead natural gas price for the second quarter of 2015 decreased 41% to $2.40 per Mcf compared to $4.04 per Mcf for the same period of 2014.

During the second quarter of 2015, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $48 million compared to net losses of $229 million for the same period of 2014. During the second quarter of 2015, net cash received from settlements of crude oil and natural gas financial derivative contracts was $193 million and net cash payments for settlements of crude oil and natural gas financial derivative contracts were $87 million for the same period of 2014.

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

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2015 increased $24 million as compared to the same period of 2014. The increase primarily reflects higher margins on crude oil marketing activities.

Operating and Other Expenses.  For the second quarter of 2015, operating expenses of $2,430 million were $613 million lower than the $3,043 million incurred during the second quarter of 2014.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Lease and Well	$5.68	$6.45
Transportation Costs	4.11	4.48
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	17.19	18.01
Other Property, Plant and Equipment	0.63	0.54
General and Administrative (G&A)	1.61	1.69
Interest Expense, Net	1.19	0.97
Total (1)	$30.41	$32.14

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net, for the three months ended June 30, 2015, compared to the same period of 2014 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

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
Lease and well expenses of $290 million for the second quarter of 2015 decreased $56 million from $346 million for the same prior year period primarily due to lower lease and well expenses in Canada ($30 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014, decreased operating and maintenance costs in the United States ($29 million) and decreased workover expenditures in the United States ($5 million), partially offset by increased lease and well administrative expenses in the United States ($8 million).
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
Transportation costs of $210 million for the second quarter of 2015 decreased $31 million from $241 million for the same prior year period primarily due to decreased transportation costs in the Rocky Mountain area ($26 million) and the Eagle Ford ($17 million) as a result of an increase in the use of pipelines to transport crude oil production, partially offset by increased transportation costs related to production from the Permian Basin ($9 million) and higher pipeline demand fees in the Fort Worth Basin Barnett Shale area ($5 million).

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

DD&A expenses for the second quarter of 2015 decreased $88 million to $909 million from $997 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2015 were $91 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($34 million) and Trinidad ($6 million), lower DD&A expenses in Canada ($32 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014, and decreased production in the United States ($14 million) and Trinidad ($6 million). Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies.

G&A expenses of $82 million for the second quarter of 2015 decreased $9 million compared to the same prior year period primarily due to decreased employee-related costs ($4 million) and decreased professional services ($3 million).

Interest expense, net, of $60 million for the second quarter of 2015 increased $9 million compared to the same prior year period primarily due to increased net debt outstanding ($7 million) and decreased capitalized interest ($3 million).

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

Impairments of $69 million for the second quarter of 2015 were $29 million higher than impairments for the same prior year period primarily due to increased amortization of unproved property costs in the United States, which was caused by higher amortization rates being applied to undeveloped leasehold costs in response to the significant decrease in commodity prices and EOG's estimates of undeveloped properties not expected to be developed before lease expiration.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2015 decreased $83 million to $122 million (6.7% of wellhead revenues) compared to $205 million (6.1% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreases in severance/production taxes ($76 million), primarily as a result of decreased wellhead revenues, and in ad valorem/property taxes ($4 million), both in the United States.

EOG recognized an income tax benefit of $17 million for the second quarter of 2015 compared to an income tax expense of $394 million in the second quarter of 2014 primarily due to a decline in pretax income. The net effective tax rate for the second quarter of 2015 increased to over 100% from 36% in the same prior year period. The effective tax rate for the second quarter of 2015 exceeded the United States statutory tax rate (35%) primarily due to a $20 million tax benefit resulting from a statutory income tax rate reduction in Texas.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Net Operating Revenues. During the first six months of 2015, net operating revenues decreased $3,483 million, or 42%, to $4,788 million from $8,271 million for the same period of 2014. Total wellhead revenues for the first six months of 2015 decreased $3,085 million, or 47%, to $3,491 million from $6,576 million for the same period of 2014. During the first six months of 2015, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $28 million compared to net losses of $385 million for the same period of 2014. Gathering, processing and marketing revenues for the first six months of 2015 decreased $794 million, or 39%, to $1,249 million from $2,043 million for the same period of 2014.

Wellhead volume and price statistics for the six-month periods ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Crude Oil and Condensate Volumes (MBbld)
United States	287.5	266.4
Trinidad	0.9	1.0
Other International	0.2	6.5
Total	288.6	273.9
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$51.91	$101.66
Trinidad	44.03	92.09
Other International	56.67	92.01
Composite	51.89	101.40
Natural Gas Liquids Volumes (MBbld)
United States	75.4	74.7
Other International	0.1	0.7
Total	75.5	75.4
Average Natural Gas Liquids Prices ($/Bbl)
United States	$15.83	$36.12
Other International	5.80	44.15
Composite	15.82	36.20
Natural Gas Volumes (MMcfd)
United States	898	910
Trinidad	336	384
Other International	31	74
Total	1,265	1,368
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.19	$4.54
Trinidad	3.07	3.66
Other International	3.39	4.75
Composite	2.45	4.31
Crude Oil Equivalent Volumes (MBoed)
United States	512.6	492.7
Trinidad	56.8	65.0
Other International	5.5	19.6
Total	574.9	577.3

Total MMBoe	104.1	104.5

(1)    Excludes the impact of financial commodity derivative instruments.

Wellhead crude oil and condensate revenues for the first six months of 2015 decreased $2,303 million, or 46%, to $2,713 million from $5,016 million for the same period of 2014 due to a lower composite wellhead crude oil and condensate price ($2,588 million), partially offset by an increase of 15 MBbld, or 5%, in wellhead crude oil and condensate production ($285 million) primarily in the Eagle Ford and the Permian Basin. EOG's composite wellhead crude oil and condensate price for the first six months of 2015 decreased 49% to $51.89 per barrel compared to $101.40 per barrel for the same period of 2014.

NGL revenues for the first six months of 2015 decreased $278 million, or 56%, to $216 million from $494 million for the same period of 2014 due to a lower wellhead NGL composite price. EOG's composite NGL price for the first six months of 2015 decreased 56% to $15.82 per barrel compared to $36.20 per barrel for the same period of 2014.

Wellhead natural gas revenues for the first six months of 2015 decreased $504 million, or 47%, to $562 million from $1,066 million for the same period of 2014 primarily due to a lower composite wellhead natural gas price ($424 million) and a decrease of 103 MMcfd, or 8%, in natural gas deliveries primarily due to lower production in Trinidad (48 MMcfd) and in Other International (43 MMcfd) as a result of the divestiture of substantially all of EOG's Canadian operations in the fourth quarter of 2014. EOG's composite wellhead natural gas price for the first six months of 2015 decreased 43% to $2.45 per Mcf compared to $4.31 per Mcf for the same period of 2014.

During the first six months of 2015, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $28 million compared to net losses of $385 million for the same period of 2014. During the first six months of 2015, net cash received from settlements of crude oil and natural gas financial derivative contracts was $561 million and net cash payments for settlements of crude oil and natural gas financial derivative contracts were $121 million for the same period of 2014.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2015 declined $54 million as compared to the same period of 2014 primarily due to lower margins on crude oil marketing activities and losses on sand sales.

Operating and Other Expenses. For the first six months of 2015, operating expenses of $4,922 million were $1,120 million lower than the $6,042 million incurred during the same period of 2014. The following table presents the costs per Boe for the six-month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Lease and Well	$6.26	$6.39
Transportation Costs	4.21	4.64
DD&A -
Oil and Gas Properties	16.90	18.08
Other Property, Plant and Equipment	0.61	0.53
G&A	1.60	1.67
Interest Expense, Net	1.09	0.98
Total (1)	$30.67	$32.29

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and interest expense, net, for the six months ended June 30, 2015, compared to the same period of 2014 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

Lease and well expenses of $651 million for the first six months of 2015 decreased $16 million from $667 million for the same prior year period primarily due to lower lease and well expenses in Canada ($50 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014, partially offset by increased lease and well administrative expenses in the United States ($19 million) and increased operating and maintenance costs in the United States ($18 million).

Transportation costs of $438 million for the first six months of 2015 decreased $46 million from $484 million for the same prior year period primarily due to decreased transportation costs in the Rocky Mountain area ($39 million) and the Eagle Ford ($25 million) primarily due to an increase in the use of pipelines to transport crude oil production, partially offset by increased transportation costs related to production from the Permian Basin ($18 million).

DD&A expenses for the first six months of 2015 decreased $121 million to $1,822 million from $1,943 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2015 were $129 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($105 million) and Trinidad ($14 million), lower DD&A expenses in Canada ($71 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014, and lower volumes in Trinidad ($12 million), partially offset by higher volumes in the United States ($72 million). Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

Exploration costs of $83 million for the first six months of 2015 decreased $7 million from $90 million for the same prior year period primarily due to lower exploration costs in Canada due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014.

Interest expense, net, of $114 million for the first six months of 2015 increased $12 million compared to the same prior year period primarily due to increased net debt outstanding ($7 million) and decreased capitalized interest ($5 million).

Impairments of $138 million for the first six months of 2015 were $14 million lower than impairments for the same prior year period primarily due to lower impairments of proved properties in the United States ($65 million) and Canada ($5 million) and decreased amortization of unproved property costs in Canada ($4 million), partially offset by increased amortization of unproved property costs in the United States ($59 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $5 million and $75 million for the first six months of 2015 and 2014, respectively.

Taxes other than income for the first six months of 2015 decreased $172 million to $229 million (6.5% of wellhead revenues) from $401 million (6.1% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to a decrease in severance/production taxes in the United States ($155 million) primarily as a result of decreased wellhead revenues, an increase in credits available to EOG in 2015 for Texas high-cost gas severance tax rate reductions ($13 million) and decreased severance/production taxes in Trinidad ($4 million).

Other income (expense), net for the first six months of 2015 decreased $5 million compared to the same prior year period. The decrease was primarily due to a decrease in foreign currency exchange gains ($11 million), partially offset by decreased deferred compensation expense ($8 million).

EOG recognized an income tax benefit of $83 million for the first six months of 2015 compared to an income tax expense of $764 million for the same period in 2014 primarily due to a decline in pretax income. The net effective tax rate for the first six months of 2015 was 34% compared to the prior year rate of 36%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2015, were funds generated from operations, net proceeds from the issuance of the Notes and proceeds from asset sales. The primary uses of cash were funds used in operations; exploration and development expenditures; repayments of debt; other property, plant and equipment expenditures; dividend payments to stockholders; and purchases of treasury stock in connection with stock compensation plans. During the first six months of 2015, EOG's cash balance decreased $720 million to $1,367 million from $2,087 million at December 31, 2014.

Net cash provided by operating activities of $1,848 million for the first six months of 2015 decreased $2,354 million compared to the same period of 2014 primarily due to a decrease in wellhead revenues ($3,085 million) and unfavorable changes in working capital and other assets and liabilities ($349 million), partially offset by a favorable change in net cash flow from the settlement of financial commodity derivative contracts ($682 million), a decrease in cash operating expenses ($240 million) and a decrease in net cash paid for income taxes ($198 million).

Net cash used in investing activities of $2,867 million for the first six months of 2015 decreased by $1,245 million compared to the same period of 2014 due primarily to a decrease in additions to oil and gas properties ($1,113 million); a decrease in additions to other property, plant and equipment ($201 million); a decrease in restricted cash ($91 million); and an increase in proceeds from sales of assets ($42 million); partially offset by unfavorable changes in working capital associated with investing activities ($202 million).

Net cash provided by financing activities of $307 million for the first six months of 2015 included net proceeds from the issuance of the Notes ($990 million), excess tax benefits from stock-based compensation ($16 million) and proceeds from stock options exercised and employee stock purchase plan activity ($14 million). Cash used in financing activities for the first six months of 2015 included repayments of long-term debt ($500 million), cash dividend payments ($183 million) and purchases of treasury stock in connection with stock compensation plans ($26 million). Net cash used in financing activities of $174 million for the first six months of 2014 included repayments of long-term debt ($500 million), cash dividend payments ($120 million), purchases of treasury stock in connection with stock compensation plans ($90 million) and the settlement of a foreign currency swap ($32 million). Cash provided by financing activities for the first six months of 2014 included net proceeds from the issuance of EOG's 2.45% Senior Notes due 2020 ($496 million), excess tax benefits from stock-based compensation ($64 million) and proceeds from stock options exercised and employee stock purchase plan activity ($10 million).

Total Expenditures. For the year 2015, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $4.7 billion to $4.9 billion, excluding acquisitions. The table below sets out components of total expenditures for the six-month periods ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014
Expenditure Category
Capital
Drilling and Facilities	$2,473	$3,412
Leasehold Acquisitions	94	196
Property Acquisitions	8	78
Capitalized Interest	23	28
Subtotal	2,598	3,714
Exploration Costs	83	90
Dry Hole Costs	14	14
Exploration and Development Expenditures	2,695	3,818
Asset Retirement Costs	34	69
Total Exploration and Development Expenditures	2,729	3,887
Other Property, Plant and Equipment	202	403
Total Expenditures	$2,931	$4,290

Exploration and development expenditures of $2,695 million for the first six months of 2015 were $1,123 million lower than the same period of 2014 primarily due to decreased drilling and facilities expenditures in the United States ($937 million), Canada ($45 million) and the United Kingdom ($20 million); decreased leasehold acquisitions ($102 million) and decreased property acquisitions ($70 million); partially offset by increased drilling and facilities expenditures in Trinidad ($60 million). Exploration and development expenditures for the first six months of 2015 of $2,695 million consist of $2,444 million in development, $220 million in exploration, $23 million in capitalized interest and $8 million in property acquisitions. Exploration and development expenditures for the first six months of 2014 of $3,818 million consist of $3,365 million in development, $347 million in exploration, $78 million in property acquisitions and $28 million in capitalized interest.

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

Commodity Derivative Contracts. The total fair value of EOG's crude oil and natural gas derivative contracts was reflected on the Consolidated Balance Sheets at June 30, 2015, as a net asset of $107 million. Presented below is a comprehensive summary of EOG's crude oil derivative contracts at August 6, 2015, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2015
January 1, 2015 through June 30, 2015 (closed)	47,000	$91.22
July 2015 (closed)	10,000	89.98
August 1, 2015 through December 31, 2015	10,000	89.98

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at August 6, 2015, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2015 (1)
January 1, 2015 through February 28, 2015 (closed)	235,000	$4.47
March 2015 (closed)	225,000	4.48
April 2015 (closed)	195,000	4.49
May 2015 (closed)	235,000	4.13
June 2015 (closed)	275,000	3.97
July 2015 (closed)	275,000	3.98
August 2015 (closed)	175,000	4.51
September 1, 2015 through December 31, 2015	175,000	4.51

(1)
EOG has entered into natural gas derivative contracts which give counterparties the option of entering into derivative contracts at future dates.  All such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas derivative contracts will increase by 175,000 MMBtud at an average price of $4.51 per MMBtu for each month during the period September 1, 2015 through December 31, 2015.

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 13 through 20 of EOG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

April 1, 2015 - April 30, 2015	51,683	$96.71	—	6,386,200
May 1, 2015 - May 31, 2015	22,490	94.06	—	6,386,200
June 1, 2015 - June 30, 2015	42,067	89.18	—	6,386,200
Total	116,240	93.47	—

(1)
Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock or restricted stock unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the second quarter of 2015, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

10.1	-
Revolving Credit Agreement, dated as of July 21, 2015, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to EOG’s Current Report on Form 8-K, filed July 24, 2015).

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

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and 2014, (ii) the Consolidated Balance Sheets - June 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows - Six Months Ended June 30, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 6, 2015	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	-
Revolving Credit Agreement, dated as of July 21, 2015, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to EOG’s Current Report on Form 8-K, filed July 24, 2015).

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

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and 2014, (ii) the Consolidated Balance Sheets - June 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows - Six Months Ended June 30, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.