Form 10-Q
period 2015-09-30
EOG RESOURCES INC
filed 2015-11-05
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	549,707,193 (as of October 29, 2015)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		Page No.

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended September 30, 2015 and 2014 and Nine Months Ended September 30, 2015 and 2014	3

		Consolidated Balance Sheets - September 30, 2015 and December 31, 2014	4

		Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 and 2014	5

		Notes to Consolidated Financial Statements	6

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	ITEM 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	36

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	ITEM 4.	Mine Safety Disclosures	36

	ITEM 6.	Exhibits	37

SIGNATURES			38

EXHIBIT INDEX			39

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Operating Revenues
Crude Oil and Condensate	$1,181,092	$2,671,502	$3,894,092	$7,687,579
Natural Gas Liquids	95,217	258,927	311,137	753,135
Natural Gas	281,837	443,108	843,657	1,508,892
Gains on Mark-to-Market Commodity Derivative Contracts	29,239	469,125	56,954	84,119
Gathering, Processing and Marketing	572,217	1,196,933	1,820,843	3,240,139
Gains (Losses) on Asset Dispositions, Net	(1,185)	60,346	(5,142)	75,700
Other, Net	14,011	18,675	39,126	40,279
Total	2,172,428	5,118,616	6,960,667	13,389,843
Operating Expenses
Lease and Well	283,221	368,340	934,366	1,035,632
Transportation Costs	203,594	246,067	641,739	729,883
Gathering and Processing Costs	35,497	41,621	106,503	108,015
Exploration Costs	31,344	48,955	114,548	139,221
Dry Hole Costs	198	16,359	14,317	30,265
Impairments	6,307,420	55,542	6,445,375	207,938
Marketing Costs	615,303	1,213,652	1,924,134	3,263,471
Depreciation, Depletion and Amortization	722,172	1,040,018	2,544,187	2,983,111
General and Administrative	90,959	96,931	257,580	270,725
Taxes Other Than Income	105,677	204,969	334,244	606,411
Total	8,395,385	3,332,454	13,316,993	9,374,672
Operating Income (Loss)	(6,222,957)	1,786,162	(6,356,326)	4,015,171
Other Income (Expense), Net	8,607	(21,338)	7,996	(16,726)
Income (Loss) Before Interest Expense and Income Taxes	(6,214,350)	1,764,824	(6,348,330)	3,998,445
Interest Expense, Net	60,571	49,704	174,400	151,723
Income (Loss) Before Income Taxes	(6,274,921)	1,715,120	(6,522,730)	3,846,722
Income Tax Provision (Benefit)	(2,199,182)	611,502	(2,282,511)	1,375,823
Net Income (Loss)	$(4,075,739)	$1,103,618	$(4,240,219)	$2,470,899
Net Income (Loss) Per Share
Basic	$(7.47)	$2.03	$(7.77)	$4.55
Diluted	$(7.47)	$2.01	$(7.77)	$4.51
Dividends Declared per Common Share	$0.1675	$0.1675	$0.5025	$0.4175
Average Number of Common Shares
Basic	545,920	543,984	545,466	543,086
Diluted	545,920	549,518	545,466	548,401
Comprehensive Income (Loss)
Net Income (Loss)	$(4,075,739)	$1,103,618	$(4,240,219)	$2,470,899
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(7,004)	(38,886)	(11,767)	(27,438)
Other, Net of Tax	28	23	(156)	(671)
Other Comprehensive Loss	(6,976)	(38,863)	(11,923)	(28,109)
Comprehensive Income (Loss)	$(4,082,715)	$1,064,755	$(4,252,142)	$2,442,790
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$742,689	$2,087,213
Accounts Receivable, Net	1,123,111	1,779,311
Inventories	660,252	706,597
Assets from Price Risk Management Activities	71,503	465,128
Income Taxes Receivable	53,667	71,621
Deferred Income Taxes	40,619	19,618
Other	133,117	286,533
Total	2,824,958	5,416,021
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	50,025,191	46,503,532
Other Property, Plant and Equipment	3,890,934	3,750,958
Total Property, Plant and Equipment	53,916,125	50,254,490
Less: Accumulated Depreciation, Depletion and Amortization	(29,640,793)	(21,081,846)
Total Property, Plant and Equipment, Net	24,275,332	29,172,644
Other Assets	176,957	174,022
Total Assets	$27,277,247	$34,762,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,561,574	$2,860,548
Accrued Taxes Payable	174,897	140,098
Dividends Payable	91,377	91,594
Deferred Income Taxes	—	110,743
Short-Term Borrowings and Current Portion of Long-Term Debt	36,279	6,579
Other	182,834	174,746
Total	2,046,961	3,384,308

Long-Term Debt	6,393,931	5,903,354
Other Liabilities	970,288	939,497
Deferred Income Taxes	4,581,844	6,822,946
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 550,052,879 Shares Issued at September 30, 2015 and 549,028,374 Shares Issued at December 31, 2014	205,503	205,492
Additional Paid in Capital	2,897,439	2,837,150
Accumulated Other Comprehensive Loss	(34,979)	(23,056)
Retained Earnings	10,247,349	14,763,098
Common Stock Held in Treasury, 383,870 Shares at September 30, 2015 and 733,517 Shares at December 31, 2014	(31,089)	(70,102)
Total Stockholders' Equity	13,284,223	17,712,582
Total Liabilities and Stockholders' Equity	$27,277,247	$34,762,687

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$(4,240,219)	$2,470,899
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,544,187	2,983,111
Impairments	6,445,375	207,938
Stock-Based Compensation Expenses	101,926	103,636
Deferred Income Taxes	(2,377,030)	974,522
(Gains) Losses on Asset Dispositions, Net	5,142	(75,700)
Other, Net	3,735	17,188
Dry Hole Costs	14,317	30,265
Mark-to-Market Commodity Derivative Contracts
Total Gains	(56,954)	(84,119)
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	661,021	(188,937)
Excess Tax Benefits from Stock-Based Compensation	(24,219)	(87,827)
Other, Net	8,904	8,701
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	448,311	(341,043)
Inventories	27,007	(119,166)
Accounts Payable	(1,310,211)	566,753
Accrued Taxes Payable	77,575	176,412
Other Assets	146,965	(61,966)
Other Liabilities	(15,683)	66,618
Changes in Components of Working Capital Associated with Investing and Financing Activities	519,203	(108,568)
Net Cash Provided by Operating Activities	2,979,352	6,538,717
Investing Cash Flows
Additions to Oil and Gas Properties	(3,918,065)	(5,653,035)
Additions to Other Property, Plant and Equipment	(252,295)	(587,178)
Proceeds from Sales of Assets	144,285	91,335
Changes in Restricted Cash	—	(91,238)
Changes in Components of Working Capital Associated with Investing Activities	(519,323)	108,999
Net Cash Used in Investing Activities	(4,545,398)	(6,131,117)
Financing Cash Flows
Net Commercial Paper Borrowings	29,700	—
Long-Term Debt Borrowings	990,225	496,220
Long-Term Debt Repayments	(500,000)	(500,000)
Settlement of Foreign Currency Swap	—	(31,573)
Dividends Paid	(274,577)	(187,670)
Excess Tax Benefits from Stock-Based Compensation	24,219	87,827
Treasury Stock Purchased	(43,419)	(114,824)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	14,967	11,740
Debt Issuance Costs	(5,933)	(895)
Repayment of Capital Lease Obligation	(4,599)	(4,457)
Other, Net	120	(431)
Net Cash Provided by (Used in) Financing Activities	230,703	(244,063)
Effect of Exchange Rate Changes on Cash	(9,181)	(601)
Increase (Decrease) in Cash and Cash Equivalents	(1,344,524)	162,936
Cash and Cash Equivalents at Beginning of Period	2,087,213	1,318,209
Cash and Cash Equivalents at End of Period	$742,689	$1,481,145
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Standards. In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, "Accounting for Inventory" (ASU 2015-11), which requires entities to measure most inventory at lower of cost or net realizable value. ASU 2015-11 defines net realizable value as "the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation." ASU 2015-11 is effective prospectively for interim and annual periods beginning after December 15, 2016. EOG is reviewing the requirements of the new standard and does not believe that the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest - Computation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity will present debt issuance costs in the balance sheet as a direct reduction from the related debt liability rather than as an asset. Amortization of such costs will be presented as a component of interest expense. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Because ASU 2015-03 does not address debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15 "Interest - Computation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15). ASU 2015-15 provides that, in the absence of authoritative guidance in ASU 2015-03, the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement. EOG does not expect the adoption of ASU 2015-03 and ASU 2015-15 to have a material impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. The FASB originally intended ASU 2014-09 to be effective for interim and annual reporting periods beginning after December 15, 2016 and permits adoption through the use of either the full retrospective approach or a modified retrospective approach. In July 2015, the FASB issued an update which delays by one year the effective date of ASU 2014-09 and allows for early adoption as of the original effective date. EOG has not determined which transition method it will use and is continuing to analyze ASU 2014-09 to determine what impact the new standard will have on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2014 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Lease and Well	$10.3	$9.7	$32.9	$30.4
Gathering and Processing Costs	0.4	0.4	1.0	0.9
Exploration Costs	6.0	6.7	19.3	20.2
General and Administrative	23.6	21.7	48.8	52.1
Total	$40.3	$38.5	$102.0	$103.6

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SAR), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards. At September 30, 2015, approximately 24.6 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from either previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $20.0 million and $21.2 million during the three months ended September 30, 2015 and 2014, respectively, and $43.3 million and $44.9 million during the nine months ended September 30, 2015 and 2014, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2015 and 2014 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted Average Fair Value of Grants	$21.87	$30.77	$21.40	$21.27
Expected Volatility	38.04%	35.25%	32.54%	25.12%
Risk-Free Interest Rate	0.83%	0.95%	0.12%	0.08%
Dividend Yield	0.85%	0.60%	0.72%	0.50%
Expected Life	5.3 years	5.2 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2015 and 2014 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	10,493	$64.96	10,452	$54.43
Granted	2,029	69.95	2,122	101.65
Exercised (1)	(1,291)	47.25	(1,351)	44.52
Forfeited	(203)	80.12	(226)	62.95
Outstanding at September 30 (2)	11,028	$67.67	10,997	$64.58
Vested or Expected to Vest (3)	10,653	$67.22	10,568	$63.92
Exercisable at September 30 (4)	6,121	$57.34	5,573	$49.23

(1)
The total intrinsic value of stock options/SARs exercised for the nine months ended September 30, 2015 and 2014 was $52.4 million and $78.0 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at September 30, 2015 and 2014 was $136.9 million and $384.9 million, respectively. At September 30, 2015 and 2014, the weighted average remaining contractual life was 4.4 years and 4.6 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2015 and 2014 was $135.7 million and $376.6 million, respectively. At September 30, 2015 and 2014, the weighted average remaining contractual life was 4.3 years and 4.5 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at September 30, 2015 and 2014 was $121.6 million and $277.5 million, respectively. At September 30, 2015 and 2014, the weighted average remaining contractual life was 3.1 years and 3.3 years, respectively.

At September 30, 2015, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $112.2 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.0 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $16.2 million and $13.9 million for the three months ended September 30, 2015 and 2014, respectively, and $53.9 million and $53.4 million for the nine months ended September 30, 2015 and 2014, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2015 and 2014 (shares and units in thousands):

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	5,394	$64.39	7,358	$49.54
Granted	1,036	77.90	1,024	99.00
Released (1)	(1,250)	51.02	(2,540)	37.92
Forfeited	(152)	74.83	(220)	59.36
Outstanding at September 30 (2)	5,028	$70.18	5,622	$63.41

(1)
The total intrinsic value of restricted stock and restricted stock units released for the nine months ended September 30, 2015 and 2014 was $102.5 million and $270.0 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2015 and 2014 was $366.0 million and $556.7 million, respectively.

At September 30, 2015, unrecognized compensation expense related to restricted stock and restricted stock units totaled $194.5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.7 years.

Performance Units and Performance Stock. EOG grants performance units and/or performance stock to its executive officers. The fair value of the performance units and performance stock is estimated using a Monte Carlo simulation. Stock-based compensation expense related to performance unit and performance stock grants totaled $4.1 million and $3.4 million for the three months ended September 30, 2015 and 2014, respectively, and $4.8 million and $5.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Weighted average fair values and valuation assumptions used to value performance unit and performance stock grants during the nine-month periods ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
Weighted Average Fair Value of Grants	$80.64	$119.27
Expected Volatility	29.35%	32.18%
Risk-Free Interest Rate	1.07%	1.18%

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth performance unit and performance stock transactions for the nine-month periods ended September 30, 2015 and 2014 (shares and units in thousands):

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	333	$90.17	261	$82.18
Granted	72	80.64	72	119.27
Released	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30 (1)	405	$88.48	333	$90.17

(1)	The total intrinsic value of performance units and performance stock outstanding at September 30, 2015 and 2014 was $29.5 million and $33.0 million, respectively.

At September 30, 2015, unrecognized compensation expense related to performance units and performance stock totaled $6.4 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.5 years.

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month and nine-month periods ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$(4,075,739)	$1,103,618	$(4,240,219)	$2,470,899
Denominator for Basic Earnings Per Share -
Weighted Average Shares	545,920	543,984	545,466	543,086
Potential Dilutive Common Shares -
Stock Options/SARs	—	2,760	—	2,644
Restricted Stock/Units and Performance Units/Stock	—	2,774	—	2,671
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	545,920	549,518	545,466	548,401
Net Income (Loss) Per Share
Basic	$(7.47)	$2.03	$(7.77)	$4.55
Diluted	$(7.47)	$2.01	$(7.77)	$4.51

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units and stock that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 9.8 million and 0.2 million shares for the three months ended September 30, 2015 and 2014, respectively, and 10.0 million and 0.2 million shares for the nine months ended September 30, 2015 and 2014, respectively. For both the three months and nine months ended September 30, 2015, 5.4 million shares of restricted stock and restricted stock units and performance units and performance stock were excluded.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Interest (1)	$152,590	$143,615
Income Taxes, Net of Refunds Received	$69,281	$330,476

(1)	Net of capitalized interest of $33 million and $43 million for the nine months ended September 30, 2015 and 2014, respectively.

EOG's accrued capital expenditures at September 30, 2015 and 2014 were $437 million and $960 million, respectively.

5.    Segment Information

As more fully discussed in Note 13, during the fourth quarter of 2014, EOG completed the sale of substantially all of its Canadian operations. As a result, information related to EOG's remaining Canadian operations have been included in the Other International segment and prior year amounts have been reclassified to conform to current year presentation. Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Operating Revenues
United States	$2,040,881	$4,924,226	$6,622,781	$12,748,128
Trinidad	98,493	123,154	290,758	398,140
Other International (1)	33,054	71,236	47,128	243,575
Total	$2,172,428	$5,118,616	$6,960,667	$13,389,843
Operating Income (Loss)
United States	$(6,110,284)	$1,767,044	$(6,271,908)	$3,900,263
Trinidad	46,230	61,328	139,116	209,785
Other International (1)	(158,903)	(42,210)	(223,534)	(94,877)
Total	(6,222,957)	1,786,162	(6,356,326)	4,015,171
Reconciling Items
Other Income (Expense), Net	8,607	(21,338)	7,996	(16,726)
Interest Expense, Net	60,571	49,704	174,400	151,723
Income (Loss) Before Income Taxes	$(6,274,921)	$1,715,120	$(6,522,730)	$3,846,722

(1)    Other International primarily includes EOG's Canada, United Kingdom, China and Argentina operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at September 30, 2015 and December 31, 2014 (in thousands):

	At September 30, 2015	At December 31, 2014
Total Assets
United States	$25,550,746	$32,871,398
Trinidad	879,643	865,674
Other International (1)	846,858	1,025,615
Total	$27,277,247	$34,762,687

(1)    Other International primarily includes EOG's Canada, United Kingdom, China and Argentina operations.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Carrying Amount at Beginning of Period	$752,718	$761,898
Liabilities Incurred	38,095	91,822
Liabilities Settled (1)	(12,929)	(44,805)
Accretion	23,810	33,833
Revisions	(13,576)	68,785
Foreign Currency Translations	(4,361)	(4,178)
Carrying Amount at End of Period	$783,757	$907,355

Current Portion	$11,592	$12,528
Noncurrent Portion	$772,165	$894,827

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2015, are presented below (in thousands):

	Nine Months Ended September 30, 2015
Balance at January 1	$17,253
Additions Pending the Determination of Proved Reserves	23,936
Reclassifications to Proved Properties	(26,499)
Costs Charged to Expense	(6,178)	(1)
Balance at September 30	$8,512

(1)	Includes capitalized exploratory well costs charged to dry hole costs.

At September 30, 2015, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and defined benefit pension plans covering certain of its employees in Trinidad. For the nine months ended September 30, 2015 and 2014, EOG's total costs recognized for these pension plans were $27.0 million and $29.6 million, respectively. In connection with the divestiture of substantially all of its Canadian assets in the fourth quarter of 2014, EOG has elected to terminate the Canadian non-contributory defined benefit pension plan. EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

During the nine months ended September 30, 2015 and 2014, EOG utilized commercial paper and short-term borrowings under uncommitted credit facilities, bearing market interest rates, for various corporate financing purposes. At September 30, 2015 and 2014, EOG had $30 million and zero, respectively, of outstanding short-term borrowings from commercial paper and no outstanding borrowings from uncommitted credit facilities. The average borrowings outstanding under the commercial paper program were $7 million and $16 million during the nine months ended September 30, 2015 and 2014, respectively. The average borrowings outstanding under the uncommitted credit facilities were zero and $0.1 million during the nine months ended September 30, 2015 and 2014, respectively. The weighted average interest rates for commercial paper borrowings during the nine months ended September 30, 2015 and 2014 were 0.45% and 0.25%, respectively, and 0.70% for uncommitted credit facility borrowings during the nine months ended September 30, 2014.

At September 30, 2015, the $400 million aggregate principal amount of 2.500% Senior Notes due 2016 were classified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

On June 1, 2015, EOG repaid upon maturity the $500 million aggregate principal amount of its 2.95% Senior Notes due 2015.

On March 17, 2015, EOG closed its sale of the $500 million aggregate principal amount of its 3.15% Senior Notes due 2025 and the $500 million aggregate principal amount of its 3.90% Senior Notes due 2035 (together, the Notes). Interest on the Notes is

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. Net proceeds from the Notes offering of approximately $990 million were used for general corporate purposes.

On July 21, 2015, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (2015 Agreement) with domestic and foreign lenders. The 2015 Agreement replaces EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of October 11, 2011, which had a scheduled maturity date of October 11, 2016  (2011 Agreement). There were no borrowings or letters of credit outstanding under the 2011 Agreement as of the closing of the 2015 Agreement and the termination of the 2011 Agreement. The 2015 Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the 2015 Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the 2015 Agreement) plus an applicable margin. Consistent with the terms of the 2011 Agreement, the 2015 Agreement contains representations, warranties, covenants and events of default that are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a debt-to-total capitalization ratio of no greater than 65%. At September 30, 2015, there were no borrowings or letters of credit outstanding under the 2015 Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the 2015 Agreement, would have been 1.09% and 3.25%, respectively.
11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2014 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2015 and December 31, 2014 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2015
Financial Assets
Natural Gas Options/Swaptions	$—	$31	$—	$31
Crude Oil Swaps/Put Options	—	40	—	40

At December 31, 2014
Financial Assets
Natural Gas Options/Swaptions	$—	$100	$—	$100
Crude Oil Swaps	—	121	—	121
Crude Oil Options/Swaptions	—	244	—	244

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Due to the decline in commodity prices, proved oil and gas properties, other property, plant and equipment and other assets with a carrying amount of $8,857 million were written down to their fair value of $2,627 million, resulting in pretax impairment charges of $6,230 million, $4,061 million net of tax, for the nine months ended September 30, 2015. Impairments included domestic legacy natural gas assets and marginal liquids plays and the Conwy crude oil project in the East Irish Sea. Significant Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

Fair Value of Debt. At September 30, 2015 and December 31, 2014, EOG had outstanding $6,390 million and $5,890 million, respectively, aggregate principal amount of senior notes, which had estimated fair values of approximately $6,673 million and $6,242 million, respectively. The estimated fair value of the senior notes was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's crude oil price swap contracts at September 30, 2015, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2015
January 1, 2015 through June 30, 2015 (closed)	47,000	$91.22
July 1, 2015 through September 30, 2015 (closed)	10,000	89.98
October 1, 2015 through December 31, 2015	10,000	89.98

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG has purchased put options which establish a floor price for the sale of certain notional volumes of crude oil as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the average NYMEX West Texas Intermediate crude oil price for the contract month (Index Price), in the event the Index Price is below the put option strike price. If the Index Price is above the put option strike price, EOG is only required to pay the put option premium. Below is a summary of EOG's put option contracts at September 30, 2015, with notional volumes expressed in Bbld and prices and premiums expressed in $/Bbl.

Crude Oil Put Option Contracts
	Volume (Bbld)	Average Premium ($/Bbl)	Strike Price ($/Bbl)
2015
September 2015 (closed)	82,500	$1.75	$45.00
October 1, 2015 through November 30, 2015	82,500	1.75	45.00

Presented below is a comprehensive summary of EOG's natural gas price swap contracts at September 30, 2015, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2015 (1)
January 1, 2015 through February 28, 2015 (closed)	235,000	$4.47
March 2015 (closed)	225,000	4.48
April 2015 (closed)	195,000	4.49
May 2015 (closed)	235,000	4.13
June 1, 2015 through July 31, 2015 (closed)	275,000	3.98
August 1, 2015 through October 31, 2015 (closed)	175,000	4.51
November 1, 2015 through December 31, 2015	175,000	4.51

(1)
EOG has entered into natural gas price swap contracts which give counterparties the option of entering into price swap contracts at future dates. All such options are exercisable monthly up until the settlement date of each monthly contract. If the counterparties exercise all such options, the notional volume of EOG's existing natural gas price swap contracts will increase by 175,000 MMBtud at an average price of $4.51 per MMBtu for each month during the period November 1, 2015 through December 31, 2015.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at September 30, 2015 and December 31, 2014. Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2015	December 31, 2014

Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$71	$465

Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$—	$—

(1)
The current portion of Assets from Price Risk Management Activities consists of gross assets of $80 million, partially offset by gross liabilities of $9 million at September 30, 2015, and gross assets of $477 million, partially offset by gross liabilities of $12 million at December 31, 2014.

(2)
The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $9 million, offset by gross assets of $9 million at September 30, 2015, and gross liabilities of $12 million, offset by gross assets of $12 million at December 31, 2014.

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

All of EOG's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net asset position at September 30, 2015 and December 31, 2014. EOG held collateral of $30 million and $278 million at September 30, 2015 and December 31, 2014, respectively, and had no collateral posted at September 30, 2015 or December 31, 2014.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

13.  Acquisitions and Divestitures

During the third quarter of 2015, EOG completed three transactions to acquire certain proved crude oil properties and related assets in the Delaware Basin. The aggregate purchase price of the transactions totaled approximately $368 million.

During the first nine months of 2015, EOG received proceeds of approximately $144 million primarily from sales of gathering and processing assets. During the first nine months of 2014, EOG received proceeds of approximately $91 million from sales of producing properties and acreage primarily in the Mid-Continent area, the Upper Gulf Coast region, Canada and the Rocky Mountain area.

During the fourth quarter of 2014, EOG received proceeds of approximately $400 million from the divestiture of all its assets in Manitoba and the majority of its assets in Alberta (collectively, the Canadian Sales). The Canadian Sales that closed on or about December 1, 2014, occurred in two separate transactions, an asset sale and the sale of the stock of certain of EOG's Canadian subsidiaries. As these two transactions represented a substantially complete liquidation of EOG's Canadian operations, approximately $383 million of cumulative translation adjustments previously recorded on the Consolidated Balance Sheets was reclassified to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The Canadian Sales also resulted in the release of approximately $150 million of restricted cash related to future abandonment liabilities.

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

United States. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and liquids-rich natural gas production. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and liquids-rich reservoirs. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or natural gas liquids (NGL) to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 71% of total United States production during the first nine months of 2015 as compared to 70% for the same comparable period in 2014. In 2015, EOG is focused on increasing drilling and completion efficiencies, testing methods to improve the recovery factor of oil-in-place and reducing operating costs through efficiency improvements and service cost reductions. Through the first nine months of 2015, drilling continued to occur primarily in the Eagle Ford, Delaware Basin and North Dakota Bakken plays, where EOG has built an inventory of uncompleted wells. In addition, EOG continues to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. During the third quarter of 2015, EOG completed three transactions to acquire certain proved crude oil properties and related assets in the Delaware Basin. The aggregate purchase price of the transactions totaled approximately $368 million. Based on its 2015 drilling plan, which has been influenced by the current low commodity price environment, EOG expects its 2015 crude oil and condensate and NGL production to be relatively flat compared to 2014. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas, Utah and Wyoming.

During the third quarter of 2015, due to the decline in commodity prices, proved oil and gas properties and related assets were written down to their fair value resulting in pretax impairment charges of $6,081 million, $3,913 million net of tax. Impairments were related to legacy natural gas assets and marginal liquids plays.

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

International. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block and the EMZ Area have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary. Crude oil and condensate from these fields are sold to the Petroleum Company of Trinidad and Tobago Limited. In the third quarter of 2015, EOG completed its three net well drilling program in Trinidad.

In the United Kingdom, EOG continues to make progress in the development of its 100% working interest East Irish Sea Conwy crude oil discovery. Modifications to the nearby third-party-owned Douglas platform, which will be used to process Conwy production, continued throughout the first nine months of 2015. In the third quarter of 2015, EOG recorded pretax impairment charges of $138 million for the Conwy project, primarily related to the continued decline in crude oil prices. First production from the Conwy field is anticipated by the end of 2015.

During the first nine months of 2015, in the Sichuan Basin, Sichuan Province, China, EOG drilled and completed a well. The successful completion extended the Shaxzimiao development in the Chuanzhong Block and provides additional opportunity for 2016.

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

The declines in commodity prices are expected to negatively impact the amount of EOG's year-end 2015 reserves to be calculated under the United States Securities and Exchange Commission rules which require companies to use a trailing 12-month average price to determine the year-end reported reserve quantities. Such prices have decreased in 2015 by approximately 45% for crude oil and condensate and 40% for natural gas compared to the prices used in estimating the reserves disclosed in EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. EOG is unable to predict the amount of future reserve revisions at this time.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 33% and 25% at September 30, 2015 and December 31, 2014, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity. At September 30, 2015, the $400 million aggregate principal amount of EOG's 2.500% Senior Notes due 2016 was classified as long-term debt based upon its intent and ability to ultimately replace such amount with other long-term debt.

On July 21, 2015, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (2015 Agreement) with domestic and foreign lenders (Banks). The 2015 Agreement replaces EOG's $2.0 billion senior unsecured revolving credit agreement which was cancelled by EOG upon the closing of the 2015 Agreement. The 2015 Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods, subject to certain terms and conditions. The 2015 Agreement commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions.

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

Total anticipated 2015 capital expenditures are estimated to range from approximately $4.7 billion to $4.9 billion, excluding acquisitions. The majority of 2015 expenditures have been, and will continue to be, focused on United States crude oil drilling activities. The 2015 capital expenditure program has been structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities primarily from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under the 2015 Agreement and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months ended September 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Net Operating Revenues. During the third quarter of 2015, net operating revenues decreased $2,947 million, or 58%, to $2,172 million from $5,119 million for the same period of 2014. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2015 decreased $1,816 million, or 54%, to $1,558 million from $3,374 million for the same period of 2014. During the third quarter of 2015, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $29 million compared to net gains of $469 million for the same period of 2014. Gathering, processing and marketing revenues, which are revenues generated from sales of third-party crude oil and condensate, NGLs and natural gas as well as fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand, for the third quarter of 2015 decreased $625 million, or 52%, to $572 million from $1,197 million for the same period of 2014.

Wellhead volume and price statistics for the three-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015		2014
Crude Oil and Condensate Volumes (MBbld) (1)
United States	278.3		293.2
Trinidad	1.0		0.9
Other International (2)	0.2		5.4
Total	279.5		299.5
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$45.93		$97.33
Trinidad	38.56		87.87
Other International (2)	61.80		87.72
Composite	45.91		97.13
Natural Gas Liquids Volumes (MBbld) (1)
United States	77.7		85.8
Other International (2)	0.1		0.6
Total	77.8		86.4
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$13.25		$32.61
Other International (2)	8.05		40.38
Composite	13.24		32.67
Natural Gas Volumes (MMcfd) (1)
United States	889		941
Trinidad	355		356
Other International (2)	30		72
Total	1,274		1,369
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.04		$3.48
Trinidad	2.90		3.50
Other International (2)	7.18	(5)	4.16
Composite	2.40		3.52
Crude Oil Equivalent Volumes (MBoed) (4)
United States	504.2		536.1
Trinidad	60.2		60.1
Other International (2)	5.2		17.9
Total	569.6		614.1

Total MMBoe (4)	52.4		56.5

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's Canada, United Kingdom, China and Argentina operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Consolidated Financial Statements).

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

(5)	Includes revenue adjustment of $3.62 per Mcf related to a price adjustment for natural gas sales made in China during the period June 2012 through March 2015.

Wellhead crude oil and condensate revenues for the third quarter of 2015 decreased $1,491 million, or 56%, to $1,181 million from $2,672 million for the same period of 2014. The decline was primarily due to a lower composite wellhead crude oil and condensate price ($1,318 million) and a decrease of 20 MBbld, or 7%, in wellhead crude oil and condensate production ($173 million). Decreased production in the Rocky Mountain area, the Eagle Ford, Other International and the Fort Worth Basin Barnett Shale area was partially offset by increased production in the Permian Basin. The decrease in Other International was primarily due to the divestiture of substantially all of EOG's Canadian operations in the fourth quarter of 2014. EOG's composite wellhead crude oil and condensate price for the third quarter of 2015 decreased 53% to $45.91 per barrel compared to $97.13 per barrel for the same period of 2014.

NGL revenues for the third quarter of 2015 decreased $164 million, or 63%, to $95 million from $259 million for the same period of 2014 due to a lower composite average price ($140 million), and a decrease of 9 MBbld, or 10%, in NGL deliveries ($24 million) primarily in the Fort Worth Basin Barnett Shale area. EOG's composite NGL price for the third quarter of 2015 decreased 59% to $13.24 per barrel compared to $32.67 per barrel for the same period of 2014.

Wellhead natural gas revenues for the third quarter of 2015 decreased $161 million, or 36%, to $282 million from $443 million for the same period of 2014. The decrease was due to a lower composite wellhead natural gas price ($130 million) and a decrease in natural gas deliveries ($31 million). Natural gas deliveries for the third quarter of 2015 decreased 95 MMcfd, or 7%, compared to the same period of 2014 due primarily to lower production in the United States (52 MMcfd) and in Other International (42 MMcfd). The decrease in the United States was due primarily to decreased production in the Upper Gulf Coast, Fort Worth Basin Barnett Shale and South Texas areas, partially offset by increased production of associated natural gas from the Permian Basin and Eagle Ford. EOG's composite wellhead natural gas price for the third quarter of 2015 decreased 32% to $2.40 per Mcf compared to $3.52 per Mcf for the same period of 2014.

During the third quarter of 2015, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $29 million compared to net gains of $469 million for the same period of 2014. During the third quarter of 2015, net cash received from settlements of crude oil and natural gas financial derivative contracts was $100 million and net cash payments for settlements of crude oil and natural gas financial derivative contracts were $68 million for the same period of 2014.

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

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2015 decreased $26 million as compared to the same period of 2014. The decrease primarily reflects lower margins on crude oil marketing activities.

Operating and Other Expenses.  For the third quarter of 2015, operating expenses of $8,395 million were $5,063 million higher than the $3,332 million incurred during the third quarter of 2014.  Third quarter 2015 operating expenses included impairments of proved properties, other property, plant and equipment and other assets of $6,225 million related to commodity price declines. The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Lease and Well	$5.40	$6.53
Transportation Costs	3.88	4.36
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	13.16	17.91
Other Property, Plant and Equipment	0.61	0.53
General and Administrative (G&A)	1.73	1.72
Interest Expense, Net	1.15	0.88
Total (1)	$25.93	$31.93

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and interest expense, net, for the three months ended September 30, 2015, compared to the same period of 2014 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

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

Lease and well expenses of $283 million for the third quarter of 2015 decreased $85 million from $368 million for the same prior year period primarily due to lower lease and well expenses in Canada ($27 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014, decreased operating and maintenance costs in the United States ($53 million) and decreased workover expenditures in the United States ($8 million).

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

Transportation costs of $204 million for the third quarter of 2015 decreased $42 million from $246 million for the same prior year period primarily due to decreased transportation costs in the Rocky Mountain area ($26 million) and the Eagle Ford ($10 million) as a result of an increase in the use of pipelines to transport crude oil production and decreased transportation costs related to lower production from the Fort Worth Basin Barnett Shale area ($7 million).

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

DD&A expenses for the third quarter of 2015 decreased $318 million to $722 million from $1,040 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2015 were $320 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($231 million) and Trinidad ($9 million), decreased production in the United States ($52 million) and lower DD&A expenses in Canada ($29 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014. Unit rates in the United States decreased primarily due to impairments of proved properties. See Note 11 to the Consolidated Financial Statements.

Exploration costs of $31 million for the third quarter of 2015 decreased $18 million from $49 million for the same prior year period primarily due to decreased geological and geophysical costs in the United States ($11 million) and lower exploration costs in Canada ($2 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014.

Interest expense, net, of $61 million for the third quarter of 2015 increased $11 million compared to the same prior year period primarily due to increased debt outstanding ($5 million) and decreased capitalized interest ($5 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs decreased $7 million to $35 million for the third quarter of 2015 compared to $42 million for the same prior year period. The decrease primarily reflects decreased operating expenses in the Eagle Ford ($11 million), partially offset by increased activities in the Permian Basin ($6 million).

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

Impairments of $6,307 million for the third quarter of 2015 were $6,252 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties and related assets in the United States ($6,072 million) and in the United Kingdom ($142 million), primarily with respect to the Conwy project, and increased amortization of unproved property costs in the United States ($25 million), which was caused by higher amortization rates being applied to undeveloped leasehold costs in response to the significant decrease in commodity prices and an increase in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. Proved property and related asset impairments in the United States were related to legacy natural gas assets and marginal liquids plays. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $6,225 million and $10 million for the third quarter of 2015 and 2014, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2015 decreased $99 million to $106 million (6.8% of wellhead revenues) compared to $205 million (6.1% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreases in severance/production taxes ($93 million), primarily as a result of decreased wellhead revenues, and in ad valorem/property taxes ($9 million), both in the United States, partially offset by a decrease in credits available to EOG in the third quarter of 2015 for Texas high-cost gas severance tax rate reductions ($6 million).

Other income (expense), net for the third quarter of 2015 increased $30 million compared to the same prior year period primarily due to a decrease in foreign currency exchange losses.

EOG recognized an income tax benefit of $2,199 million for the third quarter of 2015 compared to an income tax expense of $612 million in the third quarter of 2014 primarily due to 2015 impairments in the United States. The effective tax rate for the third quarter of 2015 was 35% compared to the prior year rate of 36%.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Net Operating Revenues. During the first nine months of 2015, net operating revenues decreased $6,429 million, or 48%, to $6,961 million from $13,390 million for the same period of 2014. Total wellhead revenues for the first nine months of 2015 decreased $4,901 million, or 49%, to $5,049 million from $9,950 million for the same period of 2014. During the first nine months of 2015, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $57 million compared to net gains of $84 million for the same period of 2014. Gathering, processing and marketing revenues for the first nine months of 2015 decreased $1,419 million, or 44%, to $1,821 million from $3,240 million for the same period of 2014.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015		2014
Crude Oil and Condensate Volumes (MBbld)
United States	284.4		275.5
Trinidad	0.9		1.0
Other International	0.2		6.1
Total	285.5		282.6
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$49.94		$100.10
Trinidad	41.98		90.84
Other International	58.44		90.74
Composite	49.92		99.87
Natural Gas Liquids Volumes (MBbld)
United States	76.2		78.4
Other International	0.1		0.7
Total	76.3		79.1
Average Natural Gas Liquids Prices ($/Bbl)
United States	$14.94		$34.83
Other International	6.05		43.01
Composite	14.93		34.90
Natural Gas Volumes (MMcfd)
United States	895		920
Trinidad	342		374
Other International	31		74
Total	1,268		1,368
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.14		$4.17
Trinidad	3.01		3.61
Other International	4.63	(2)	4.56
Composite	2.44		4.04
Crude Oil Equivalent Volumes (MBoed)
United States	509.8		507.3
Trinidad	57.9		63.4
Other International	5.4		19.0
Total	573.1		589.7
Total MMBoe	156.5		161.0

(1)    Excludes the impact of financial commodity derivative instruments.

(2)	Includes revenue adjustment of $1.19 per Mcf related to a price adjustment for natural gas sales made in China during the period June 2012 through March 2015.

Wellhead crude oil and condensate revenues for the first nine months of 2015 decreased $3,794 million, or 49%, to $3,894 million from $7,688 million for the same period of 2014 due primarily to a lower composite wellhead crude oil and condensate price. EOG's composite wellhead crude oil and condensate price for the first nine months of 2015 decreased 50% to $49.92 per barrel compared to $99.87 per barrel for the same period of 2014.

NGL revenues for the first nine months of 2015 decreased $442 million, or 59%, to $311 million from $753 million for the same period of 2014 due primarily to a lower composite average price. EOG's composite NGL price for the first nine months of 2015 decreased 57% to $14.93 per barrel compared to $34.90 per barrel for the same period of 2014.

Wellhead natural gas revenues for the first nine months of 2015 decreased $665 million, or 44%, to $844 million from $1,509 million for the same period of 2014 primarily due to a lower composite wellhead natural gas price ($555 million) and a decrease of 100 MMcfd, or 7%, in natural gas deliveries ($110 million) primarily due to lower production in Other International (43 MMcfd) as a result of the divestiture of substantially all of EOG's Canadian operations in the fourth quarter of 2014, in Trinidad (32 MMcfd) and in the United States (25 MMcfd). EOG's composite wellhead natural gas price for the first nine months of 2015 decreased 40% to $2.44 per Mcf compared to $4.04 per Mcf for the same period of 2014.

During the first nine months of 2015, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $57 million compared to net gains of $84 million for the same period of 2014. During the first nine months of 2015, net cash received from settlements of crude oil and natural gas financial derivative contracts was $661 million and net cash payments for settlements of crude oil and natural gas financial derivative contracts were $189 million for the same period of 2014.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2015 declined $80 million as compared to the same period of 2014 primarily due to lower margins on crude oil and natural gas marketing activities and losses on sand sales.

Operating and Other Expenses. For the first nine months of 2015, operating expenses of $13,317 million were $3,942 million higher than the $9,375 million incurred during the same period of 2014. Operating expenses for the first nine months of 2015 included impairments of proved properties, other property, plant and equipment and other assets of $6,230 million related to commodity price declines. The following table presents the costs per Boe for the nine-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Lease and Well	$5.97	$6.44
Transportation Costs	4.10	4.54
DD&A -
Oil and Gas Properties	15.64	18.02
Other Property, Plant and Equipment	0.61	0.53
G&A	1.65	1.68
Interest Expense, Net	1.11	0.94
Total (1)	$29.08	$32.15

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net, for the nine months ended September 30, 2015, compared to the same period of 2014 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

Lease and well expenses of $934 million for the first nine months of 2015 decreased $102 million from $1,036 million for the same prior year period primarily due to lower lease and well expenses in Canada ($77 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014, decreased operating and maintenance costs in the United States ($35 million) and decreased workover expenditures in the United States ($8 million), partially offset by increased lease and well administrative expenses in the United States ($21 million) primarily due to increased employee-related costs.

Transportation costs of $642 million for the first nine months of 2015 decreased $88 million from $730 million for the same prior year period primarily due to decreased transportation costs in the Rocky Mountain area ($65 million) and the Eagle Ford ($35 million) primarily due to an increase in the use of pipelines to transport crude oil production, partially offset by increased transportation costs related to higher production from the Permian Basin ($17 million).

DD&A expenses for the first nine months of 2015 decreased $439 million to $2,544 million from $2,983 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2015 were $449 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($335 million) and Trinidad ($23 million), lower DD&A expenses in Canada ($100 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014 and lower volumes in Trinidad ($12 million), partially offset by higher volumes in the United States ($18 million). Unit rates in the United States decreased primarily due to impairments of proved properties (see Note 11 to the Consolidated Financial Statements), upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

Exploration costs of $115 million for the first nine months of 2015 decreased $24 million from $139 million for the same prior year period primarily due to decreased geological and geophysical costs in the United States ($16 million) and lower exploration costs in Canada ($9 million) due to the divestiture of substantially all of EOG's operations in Canada during the fourth quarter of 2014, partially offset by increased exploration administrative expenses ($4 million) in the United States.

G&A expenses of $258 million for the first nine months of 2015 decreased $13 million from $271 million for the same prior year period primarily due to decreased employee-related costs ($5 million) and decreased professional service fees ($4 million).

Interest expense, net, of $174 million for the first nine months of 2015 increased $23 million compared to the same prior year period primarily due to increased debt outstanding ($15 million) and decreased capitalized interest ($10 million).

Impairments of $6,445 million for the first nine months of 2015 were $6,237 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties and related assets in the United States ($6,007 million) and in the United Kingdom ($142 million), primarily with respect to the Conwy project, and increased amortization of unproved property costs in the United States ($84 million), which was caused by higher amortization rates being applied to undeveloped leasehold costs in response to the significant decrease in commodity prices and an increase in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. Proved property and related asset impairments in the United States were related to legacy natural gas assets and marginal liquids plays. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $6,230 million and $84 million for the first nine months of 2015 and 2014, respectively.

Taxes other than income for the first nine months of 2015 decreased $272 million to $334 million (6.6% of wellhead revenues) from $606 million (6.1% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes in the United States ($247 million) primarily as a result of decreased wellhead revenues, decreased ad valorem/property taxes in the United States ($8 million), an increase in credits available to EOG in 2015 for Texas high-cost gas severance tax rate reductions ($7 million) and decreased severance/production taxes in Trinidad ($5 million).

Other income (expense), net for the first nine months of 2015 increased $25 million compared to the same prior year period. The increase was primarily due to decreased deferred compensation expense ($10 million) and a decrease in foreign currency exchange losses ($5 million).

EOG recognized an income tax benefit of $2,283 million for the first nine months of 2015 compared to an income tax expense of $1,376 million for the same period in 2014 primarily due to certain 2015 impairments in the United States. The net effective tax rate for the first nine months of 2015 was 35% compared to the prior year rate of 36%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2015, were funds generated from operations, net proceeds from the issuance of the Notes and proceeds from asset sales. The primary uses of cash were funds used in operations; exploration and development expenditures; repayments of debt; other property, plant and equipment expenditures; dividend payments to stockholders; and purchases of treasury stock in connection with stock compensation plans. During the first nine months of 2015, EOG's cash balance decreased $1,344 million to $743 million from $2,087 million at December 31, 2014.

Net cash provided by operating activities of $2,979 million for the first nine months of 2015 decreased $3,559 million compared to the same period of 2014 primarily due to a decrease in wellhead revenues ($4,901 million), unfavorable changes in working capital and other assets and liabilities ($202 million) and an increase in net cash paid for interest expense ($9 million), partially offset by a favorable change in net cash flow from the settlement of financial commodity derivative contracts ($850 million), a decrease in cash operating expenses ($492 million) and a decrease in net cash paid for income taxes ($261 million).

Net cash used in investing activities of $4,545 million for the first nine months of 2015 decreased by $1,586 million compared to the same period of 2014 due primarily to a decrease in additions to oil and gas properties ($1,735 million); a decrease in additions to other property, plant and equipment ($335 million); a decrease in restricted cash ($91 million); and an increase in proceeds from sales of assets ($53 million); partially offset by unfavorable changes in working capital associated with investing activities ($628 million).

Net cash provided by financing activities of $231 million for the first nine months of 2015 included net proceeds from the issuance of the Notes ($990 million), net commercial paper borrowings ($30 million), excess tax benefits from stock-based compensation ($24 million) and proceeds from stock options exercised and employee stock purchase plan activity ($15 million). Cash used in financing activities for the first nine months of 2015 included repayments of long-term debt ($500 million), cash dividend payments ($275 million) and purchases of treasury stock in connection with stock compensation plans ($43 million). Net cash used in financing activities of $244 million for the first nine months of 2014 included repayments of long-term debt ($500 million), cash dividend payments ($188 million), purchases of treasury stock in connection with stock compensation plans ($115 million) and the settlement of a foreign currency swap ($32 million). Cash provided by financing activities for the first nine months of 2014 included net proceeds from the issuances of long-term debt ($496 million), excess tax benefits from stock-based compensation ($88 million) and proceeds from stock options exercised and employee stock purchase plan activity ($12 million).

Total Expenditures. For the year 2015, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $4.7 billion to $4.9 billion, excluding acquisitions. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014
Expenditure Category
Capital
Drilling and Facilities	$3,384	$5,191
Leasehold Acquisitions	111	321
Property Acquisitions	376	73
Capitalized Interest	33	43
Subtotal	3,904	5,628
Exploration Costs	115	139
Dry Hole Costs	14	30
Exploration and Development Expenditures	4,033	5,797
Asset Retirement Costs	26	170
Total Exploration and Development Expenditures	4,059	5,967
Other Property, Plant and Equipment	253	587
Total Expenditures	$4,312	$6,554

Exploration and development expenditures of $4,033 million for the first nine months of 2015 were $1,764 million lower than the same period of 2014 primarily due to decreased drilling and facilities expenditures in the United States ($1,768 million), Canada ($64 million) and the United Kingdom ($28 million); decreased leasehold acquisitions ($210 million) and decreased geological and geophysical expenditures ($16 million); partially offset by increased property acquisitions in the United States ($303 million) and increased drilling and facilities expenditures in Trinidad ($55 million). Exploration and development expenditures for the first nine months of 2015 of $4,033 million consist of $3,339 million in development, $376 million in property acquisitions, $285 million in exploration and $33 million in capitalized interest. Exploration and development expenditures for the first nine months of 2014 of $5,797 million consist of $5,121 million in development, $560 million in exploration, $73 million in property acquisitions and $43 million in capitalized interest.

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

Commodity Derivative Contracts. The total fair value of EOG's crude oil and natural gas price swap contracts was reflected on the Consolidated Balance Sheets at September 30, 2015, as a net asset of $71 million. Presented below is a comprehensive summary of EOG's crude oil price swap contracts at November 5, 2015, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2015
January 1, 2015 through June 30, 2015 (closed)	47,000	$91.22
July 1, 2015 through October 31, 2015 (closed)	10,000	89.98
November 1, 2015 through December 31, 2015	10,000	89.98

EOG has purchased put options which establish a floor price for the sale of certain notional volumes of crude oil specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the average NYMEX West Texas Intermediate crude oil price for the contract month (Index Price), in the event the Index Price is below the put option strike price. If the Index Price is above the put option strike price, EOG is only required to pay the put option premium. Below is a summary of EOG's put option contracts at November 5, 2015, with notional volumes expressed in Bbld and prices and premiums expressed in $/Bbl.

Crude Oil Put Option Contracts
	Volume (Bbld)	Average Premium ($/Bbl)	Strike Price ($/Bbl)
2015
September 1, 2015 through October 31, 2015 (closed)	82,500	$1.75	$45.00
November 2015	82,500	1.75	45.00

Presented below is a comprehensive summary of EOG's natural gas price swap contracts at November 5, 2015, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2015 (1)
January 1, 2015 through February 28, 2015 (closed)	235,000	$4.47
March 2015 (closed)	225,000	4.48
April 2015 (closed)	195,000	4.49
May 2015 (closed)	235,000	4.13
June 1, 2015 through July 31, 2015 (closed)	275,000	3.98
August 1, 2015 through November 30, 2015 (closed)	175,000	4.51
December 2015	175,000	4.51

(1)
EOG has entered into natural gas price swap contracts which give counterparties the option of entering into price swap contracts at future dates.  All such options are exercisable monthly up until the settlement date of each monthly contract.  If the counterparties exercise all such options, the notional volume of EOG's existing natural gas price swap contracts will increase by 175,000 MMBtud at an average price of $4.51 per MMBtu for the month of December 2015.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

July 1, 2015 - July 31, 2015	21,067	$82.30	—	6,386,200
August 1, 2015 - August 31, 2015	20,929	75.98	—	6,386,200
September 1, 2015 - September 30, 2015	185,620	73.85	—	6,386,200
Total	227,616	74.82	—

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

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the third quarter of 2015, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

3.1	-	Bylaws, as amended and restated effective as of September 22, 2015 (incorporated by reference to Exhibit 3.1 to EOG's Current Report on Form 8-K, filed September 28, 2015).

10.1	-
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

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended September 30, 2015 and 2014 and Nine Months Ended September 30, 2015 and 2014, (ii) the Consolidated Balance Sheets - September 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 and 2014 and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 5, 2015	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	-	Bylaws, as amended and restated effective as of September 22, 2015 (incorporated by reference to Exhibit 3.1 to EOG's Current Report on Form 8-K, filed September 28, 2015).

10.1	-
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

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended September 30, 2015 and 2014 and Nine Months Ended September 30, 2015 and 2014, (ii) the Consolidated Balance Sheets - September 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 and 2014 and (iv) the Notes to Consolidated Financial Statements.