Form 10-Q
period 2016-03-31
EOG RESOURCES INC
filed 2016-05-05
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	550,276,521 (as of April 28, 2016)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Operating Revenues
Crude Oil and Condensate	$753,711	$1,260,244
Natural Gas Liquids	75,319	111,990
Natural Gas	165,503	287,782
Gains on Mark-to-Market Commodity Derivative Contracts	5,435	76,208
Gathering, Processing and Marketing	333,953	570,270
Gains on Asset Dispositions, Net	9,147	1,607
Other, Net	11,281	10,437
Total	1,354,349	2,318,538
Operating Expenses
Lease and Well	240,865	361,481
Transportation Costs	190,454	228,312
Gathering and Processing Costs	28,524	36,009
Exploration Costs	29,829	39,449
Dry Hole Costs	246	14,670
Impairments	71,617	69,436
Marketing Costs	340,854	638,662
Depreciation, Depletion and Amortization	928,891	912,788
General and Administrative	100,531	84,297
Taxes Other Than Income	60,679	106,429
Total	1,992,490	2,491,533
Operating Loss	(638,141)	(172,995)
Other Expense, Net	(4,437)	(9,991)
Loss Before Interest Expense and Income Taxes	(642,578)	(182,986)
Interest Expense, Net	68,390	53,345
Loss Before Income Taxes	(710,968)	(236,331)
Income Tax Benefit	(239,192)	(66,583)
Net Loss	$(471,776)	$(169,748)
Net Loss Per Share
Basic	$(0.86)	$(0.31)
Diluted	$(0.86)	$(0.31)
Dividends Declared per Common Share	$0.1675	$0.1675
Average Number of Common Shares
Basic	546,715	544,998
Diluted	546,715	544,998
Comprehensive Income (Loss)
Net Loss	$(471,776)	$(169,748)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	2,185	(13,167)
Other, Net of Tax	22	(211)
Other Comprehensive Income (Loss)	2,207	(13,378)
Comprehensive Loss	$(469,569)	$(183,126)

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and Cash Equivalents	$668,481	$718,506
Accounts Receivable, Net	780,625	930,610
Inventories	538,926	598,935
Assets from Price Risk Management Activities	4,070	—
Income Taxes Receivable	39,045	40,704
Deferred Income Taxes	177,057	147,812
Other	157,608	155,677
Total	2,365,812	2,592,244
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	51,159,332	50,613,241
Other Property, Plant and Equipment	4,004,310	3,986,610
Total Property, Plant and Equipment	55,163,642	54,599,851
Less: Accumulated Depreciation, Depletion and Amortization	(31,362,209)	(30,389,130)
Total Property, Plant and Equipment, Net	23,801,433	24,210,721
Other Assets	171,178	167,505
Total Assets	$26,338,423	$26,970,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,182,025	$1,471,953
Accrued Taxes Payable	93,077	93,618
Dividends Payable	91,569	91,546
Current Portion of Long-Term Debt	6,579	6,579
Other	174,722	155,591
Total	1,547,972	1,819,287

Long-Term Debt	6,979,029	6,648,911
Other Liabilities	985,713	971,335
Deferred Income Taxes	4,420,221	4,587,902
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 550,576,063 Shares Issued at March 31, 2016 and 550,150,823 Shares Issued at December 31, 2015	205,506	205,502
Additional Paid in Capital	2,951,861	2,923,461
Accumulated Other Comprehensive Loss	(31,131)	(33,338)
Retained Earnings	9,308,463	9,870,816
Common Stock Held in Treasury, 383,609 Shares at March 31, 2016 and 292,179 Shares at December 31, 2015	(29,211)	(23,406)
Total Stockholders' Equity	12,405,488	12,943,035
Total Liabilities and Stockholders' Equity	$26,338,423	$26,970,470

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net Loss	$(471,776)	$(169,748)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	928,891	912,788
Impairments	71,617	69,436
Stock-Based Compensation Expenses	32,380	33,052
Deferred Income Taxes	(196,696)	(97,241)
Gains on Asset Dispositions, Net	(9,147)	(1,607)
Other, Net	5,442	12,469
Dry Hole Costs	246	14,670
Mark-to-Market Commodity Derivative Contracts
Total Gains	(5,435)	(76,208)
Net Cash Received from Settlements of Commodity Derivative Contracts	17,687	367,707
Excess Tax Benefits from Stock-Based Compensation	—	(8,858)
Other, Net	1,407	1,616
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	132,398	353,100
Inventories	57,578	(62,172)
Accounts Payable	(289,627)	(677,875)
Accrued Taxes Payable	2,460	2,105
Other Assets	3,946	59,176
Other Liabilities	7,992	(31,855)
Changes in Components of Working Capital Associated with Investing and Financing Activities	2,228	259,992
Net Cash Provided by Operating Activities	291,591	960,547
Investing Cash Flows
Additions to Oil and Gas Properties	(547,399)	(1,428,733)
Additions to Other Property, Plant and Equipment	(25,792)	(116,866)
Proceeds from Sales of Assets	6,667	1,118
Changes in Components of Working Capital Associated with Investing Activities	(2,228)	(259,741)
Net Cash Used in Investing Activities	(568,752)	(1,804,222)
Financing Cash Flows
Net Commercial Paper Repayments	(259,718)	—
Long-Term Debt Borrowings	991,097	990,225
Long-Term Debt Repayments	(400,000)	—
Dividends Paid	(92,170)	(91,661)
Excess Tax Benefits from Stock-Based Compensation	—	8,858
Treasury Stock Purchased	(12,672)	(15,459)
Proceeds from Stock Options Exercised	2,688	3,984
Debt Issuance Costs	(1,592)	(1,603)
Repayment of Capital Lease Obligation	(1,569)	(1,521)
Other, Net	—	(251)
Net Cash Provided by Financing Activities	226,064	892,572
Effect of Exchange Rate Changes on Cash	1,072	(8,691)
(Decrease) Increase in Cash and Cash Equivalents	(50,025)	40,206
Cash and Cash Equivalents at Beginning of Period	718,506	2,087,213
Cash and Cash Equivalents at End of Period	$668,481	$2,127,419
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016 (EOG's 2015 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2016, EOG adopted the provisions of Accounting Standards Update (ASU) 2015-03, "Interest - Computation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct reduction from the related debt liability rather than as an asset. In connection with the adoption of ASU 2015-03, EOG restated its December 31, 2015 Consolidated Balance Sheet to reclassify $4.8 million of unamortized debt issuance costs from "Other Assets" to "Long-Term Debt." Debt issuance costs related to EOG's senior unsecured credit facility remain classified as "Other Assets."

Recently Issued Accounting Standards. In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which amends certain aspects of accounting for share-based payment arrangements. ASU 2016-09 revises or provides alternative accounting for the tax impacts of share-based payment arrangements, forfeitures and minimum statutory tax withholdings and prescribes certain disclosures to be made in the period the new standard is adopted. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and early application is permitted. EOG is evaluating ASU 2016-09 in order to determine what impact the new standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right-of-use asset and a related lease liability representing the obligation to make lease payments, for virtually all lease transactions. Additional disclosures about an entity's lease transactions will also be required. ASU 2016-02 defines a lease as "a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration." ASU 2016-02 is effective for interim and annual periods beginning after December 31, 2018 and early application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. EOG is reviewing the provisions of ASU 2016-02 to determine the impact on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" (ASU 2015-17), which simplifies the presentation of deferred taxes in a classified balance sheet by eliminating the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. Instead, ASU 2015-17 requires that all deferred tax liabilities and assets be shown as noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for interim and annual periods beginning after December 15, 2016, and early application is permitted. EOG does not intend to early-adopt ASU 2015-17 and does not expect the new standard to have a material impact on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In July 2015, the FASB issued ASU 2015-11, "Accounting for Inventory" (ASU 2015-11), which requires entities to measure most inventory at lower of cost or net realizable value. ASU 2015-11 defines net realizable value as "the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation." ASU 2015-11 is effective prospectively for interim and annual periods beginning after December 15, 2016, and early application is permitted. EOG is reviewing the requirements of the new standard and does not believe that the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements and related disclosures.

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

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2015 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Lease and Well	$10.4	$12.1
Gathering and Processing Costs	0.3	0.3
Exploration Costs	6.5	7.4
General and Administrative	15.2	13.3
Total	$32.4	$33.1

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards. At March 31, 2016, approximately 24.1 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $13.2 million and $11.6 million during the three months ended March 31, 2016 and 2015, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2016 and 2015 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Weighted Average Fair Value of Grants	$20.87	$30.35	$17.56	$23.39
Expected Volatility	36.45%	40.01%	36.79%	37.47%
Risk-Free Interest Rate	1.03%	0.82%	0.49%	0.11%
Dividend Yield	0.86%	0.73%	0.82%	0.72%
Expected Life	5.3 years	5.3 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's Common Stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2016 and 2015 (stock options and SARs in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	10,744	$67.98	10,493	$64.96
Granted	5	69.03	30	91.85
Exercised (1)	(258)	43.44	(459)	47.25
Forfeited	(60)	85.65	(96)	77.96
Outstanding at March 31 (2)	10,431	$68.48	9,968	$65.73
Vested or Expected to Vest (3)	10,060	$68.04	9,586	$65.09
Exercisable at March 31 (4)	5,770	$58.68	4,882	$49.85

(1)
The total intrinsic value of stock options/SARs exercised for the three months ended March 31, 2016 and 2015 was $7.3 million and $20.1 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at March 31, 2016 and 2015 was $122.1 million and $279.5 million, respectively. At March 31, 2016 and 2015, the weighted average remaining contractual life was 3.9 years and 4.2 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2016 and 2015 was $121.1 million and $274.1 million, respectively. At March 31, 2016 and 2015, the weighted average remaining contractual life was 3.9 years and 4.1 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at March 31, 2016 and 2015 was $108.7 million and $204.5 million, respectively. At March 31, 2016 and 2015, the weighted average remaining contractual life was 2.7 years and 2.8 years, respectively.

At March 31, 2016, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $88.8 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.5 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $18.7 million and $21.2 million for the three months ended March 31, 2016 and 2015, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2016 and 2015 (shares and units in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,908	$70.35	5,394	$64.39
Granted	284	75.26	438	87.93
Released (1)	(353)	53.88	(365)	51.22
Forfeited	(39)	75.35	(44)	76.19
Outstanding at March 31 (2)	4,800	$71.81	5,423	$67.08

(1)
The total intrinsic value of restricted stock and restricted stock units released for the three months ended March 31, 2016 and 2015 was $24.7 million and $32.8 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2016 and 2015 was $348.4 million and $497.3 million, respectively.

At March 31, 2016, unrecognized compensation expense related to restricted stock and restricted stock units totaled $156.0 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.5 years.

Performance Units and Performance Stock. EOG grants performance units and/or performance stock (Performance Awards) to its executive officers. As more fully discussed in the grant agreements, the performance metric applicable to these performance-based grants is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. Subject to the termination provisions set forth in the grant agreements and the applicable performance multiple, the grants of Performance Awards will "cliff" vest five years from the date of grant. The fair value of the Performance Awards is estimated using a Monte Carlo simulation.

At December 31, 2015, 405,000 Performance Awards were outstanding. Upon completion of the Performance Period for the Performance Awards granted in 2012, a performance multiple of 200% was applied to the 2012 grants resulting in an additional grant of 142,556 Performance Awards in February 2016. Performance Awards totaling 134,016 were released during the three months ended March 31, 2016, with a total intrinsic value of $9.7 million, based upon the closing price of EOG's common stock on the release date. Upon the application of the performance multiple at the completion of the remaining Performance Periods, a minimum of 151,096 and a maximum of 675,984 Performance Awards could be outstanding. There were 413,540 Performance Awards outstanding as of March 31, 2016.

Stock-based compensation expense related to the Performance Award grants totaled $0.5 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, unrecognized compensation expense related to Performance Awards totaled $5.5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.0 years.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Loss Per Share

The following table sets forth the computation of Net Loss Per Share for the three-month periods ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator for Basic and Diluted Earnings Per Share -
Net Loss	$(471,776)	$(169,748)
Denominator for Basic Earnings Per Share -
Weighted Average Shares	546,715	544,998
Potential Dilutive Common Shares -
Stock Options/SARs	—	—
Restricted Stock/Units and Performance Units/Stock	—	—
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	546,715	544,998
Net Loss Per Share
Basic	$(0.86)	$(0.31)
Diluted	$(0.86)	$(0.31)

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units and stock that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 10.6 million and 4.2 million shares for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, 5.2 million shares of restricted stock, restricted stock units and performance units were excluded.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest (1)	$52,189	$56,124
Income Taxes, Net of Refunds Received	$(48,412)	$12,787

(1)	Net of capitalized interest of $9 million and $12 million for the three months ended March 31, 2016 and 2015, respectively.

EOG's accrued capital expenditures at March 31, 2016 and 2015 were $357 million and $771 million, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Operating Revenues
United States	$1,279,667	$2,212,582
Trinidad	62,795	96,562
Other International (1)	11,887	9,394
Total	$1,354,349	$2,318,538
Operating Income (Loss)
United States	$(624,984)	$(181,856)
Trinidad	8,880	46,980
Other International (1)	(22,037)	(38,119)
Total	(638,141)	(172,995)
Reconciling Items
Other Expense, Net	(4,437)	(9,991)
Interest Expense, Net	(68,390)	(53,345)
Loss Before Income Taxes	$(710,968)	$(236,331)

(1)    Other International primarily includes EOG's United Kingdom, China, Canada and Argentina operations.

Total assets by reportable segment are presented below at March 31, 2016 and December 31, 2015 (in thousands):

	At March 31, 2016	At December 31, 2015
Total Assets
United States	$24,872,856	$25,347,134
Trinidad	887,742	886,826
Other International (1)	577,825	736,510
Total	$26,338,423	$26,970,470

(1)    Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Carrying Amount at Beginning of Period	$811,554	$752,718
Liabilities Incurred	9,289	11,281
Liabilities Settled (1)	(3,143)	(6,816)
Accretion	8,202	7,840
Revisions	(252)	2,880
Foreign Currency Translations	(1,390)	(4,949)
Carrying Amount at End of Period	$824,260	$762,954

Current Portion	$7,963	$9,280
Noncurrent Portion	$816,297	$753,674

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2016, are presented below (in thousands):

Three Months Ended March 31, 2016
Balance at January 1	$8,955
Additions Pending the Determination of Proved Reserves	725
Reclassifications to Proved Properties	—
Costs Charged to Expense	—
Balance at March 31	$9,680

At March 31, 2016, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and a defined benefit pension plan covering certain of its employees in Trinidad. For the three months ended March 31, 2016 and 2015, EOG's total costs recognized for these pension plans were $9.2 million and $9.4 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

During the three months ended March 31, 2016, EOG utilized commercial paper borrowings bearing market interest rates, for various corporate financing purposes. At March 31, 2016, EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings. The average borrowings outstanding under the commercial paper program were $118 million during the three months ended March 31, 2016. The weighted average interest rate for commercial paper borrowings during the three months ended March 31, 2016 was 0.75%. EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at March 31, 2015 and did not utilize any such borrowings during the three months ended March 31, 2015.

On February 1, 2016, EOG repaid upon maturity the $400 million aggregate principal amount of its 2.500% Senior Notes due 2016 (2016 Notes).

On January 14, 2016, EOG closed its sale of $750 million aggregate principal amount of its 4.15% Senior Notes due 2026 and $250 million aggregate principal amount of its 5.10% Senior Notes due 2036 (collectively, the Notes). Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year beginning on July 15, 2016. Net proceeds from the Notes offering totaled approximately $991 million and were used to repay the 2016 Notes when they matured on February 1, 2016, and for general corporate purposes, including repayment of outstanding commercial paper borrowings and funding of capital expenditures.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. At March 31, 2016, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.34% and 3.50%, respectively.
11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2015 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2016. There were no such amounts outstanding at December 31, 2015. Amounts shown in millions.

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2016
Financial Assets
Natural Gas Price Swaps	$—	$4	$—	$4

The estimated fair value of commodity derivative contracts was based upon forward commodity price curves based on quoted market prices. Commodity derivative contracts were valued by utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

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

Fair Value of Debt. At March 31, 2016 and December 31, 2015, EOG had outstanding $6,990 million and $6,390 million, respectively, aggregate principal amount of senior notes, which had estimated fair values of approximately $7,163 million and $6,524 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2015 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's natural gas derivative contracts at March 31, 2016, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2016
March 1, 2016 through April 30, 2016 (closed)	60,000	$2.49
May 1, 2016 through August 31, 2016	60,000	2.49

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at March 31, 2016 and December 31, 2015. Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2016	December 31, 2015

Asset Derivatives
Natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$4	$—

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. There were no derivative instruments in a net liability position at March 31, 2016. EOG had no collateral posted and held no collateral at March 31, 2016 and December 31, 2015.

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

Crude oil and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, natural gas liquids (NGLs) and natural gas and the availability of other worldwide energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGL, and natural gas prices in the future. The market price of crude oil and condensate, NGLs and natural gas in 2016 will impact the amount of cash generated from operating activities, which will in turn impact EOG's financial position. For the first quarter of 2016, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $33.51 per barrel and $2.04 per million British thermal units (MMBtu), respectively, representing declines of 31% and 24%, respectively, from the average NYMEX prices in 2015. Based on its 2016 drilling plan, which has been influenced by the continued low commodity price environment, EOG expects 2016 crude oil and condensate and NGL production to decline modestly as compared to 2015.

In the first quarter of 2016, EOG continued to focus on increasing drilling and completion efficiencies using precision lateral targeting and advanced completion methods, and reducing operating and capital costs through efficiency improvements and service cost reductions. These efficiency gains along with realized lower service costs resulted in lower drilling and completion costs and decreased operating expenses during the first quarter of 2016. EOG continues to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 71% of United States production during the first quarter of 2016, consistent with the same comparable period of 2015. During the first quarter of 2016, drilling and completion activities occurred primarily in the Eagle Ford, Delaware Basin and Rocky Mountain plays. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas, Utah and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block and the Sercan Area (formerly known as the EMZ area) have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary and crude oil and condensate which is sold to the Petroleum Company of Trinidad and Tobago Limited. In 2016, EOG expects to drill and complete one net well and install infrastructure in the Sercan Area.

Other International. In the United Kingdom, EOG continues to make progress in the development of its 100% working interest East Irish Sea Conwy crude oil discovery. Modifications to the nearby third-party-owned Douglas platform, which is used to process Conwy production, continued throughout the first three months of 2016. During March 2016, first production was achieved on the Conwy project, and EOG sold its first crude oil cargo in late March 2016.

In the Sichuan Basin, Sichuan Province, China, EOG is evaluating future Shaximiao development opportunities in the Chuan Zhong Block.

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

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 36% and 34% at March 31, 2016 and December 31, 2015, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On February 1, 2016, EOG repaid upon maturity the $400 million aggregate principal amount of its 2.500% Senior Notes due 2016 (2016 Notes).

On January 14, 2016, EOG closed its sale of $750 million aggregate principal amount of its 4.15% Senior Notes due 2026 and $250 million aggregate principal amount of its 5.10% Senior Notes due 2036 (collectively, the Notes). Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning July 15, 2016. Proceeds from the issuance of the Notes totaled approximately $991 million and were used to repay the $400 million aggregate principal amount of the 2016 Notes and for general corporate purposes, including repayment of outstanding commercial paper borrowings and funding of capital expenditures.

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

Results of Operations

The following review of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Net Operating Revenues. During the first quarter of 2016, net operating revenues decreased $965 million, or 42%, to $1,354 million from $2,319 million for the same period of 2015. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2016 decreased $665 million, or 40%, to $995 million from $1,660 million for the same period of 2015. During the first quarter of 2016, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $5 million compared to net gains of $76 million for the same period of 2015. Gathering, processing and marketing revenues for the first quarter of 2016 decreased $236 million, or 41%, to $334 million from $570 million for the same period of 2015.

Wellhead volume and price statistics for the three-month periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Crude Oil and Condensate Volumes (MBbld) (1)
United States	265.8	298.6
Trinidad	0.7	1.0
Other International (2)	1.4	0.1
Total	267.9	299.7
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$30.87	$46.71
Trinidad	22.78	39.78
Other International (2)	32.33	43.06
Composite	30.85	46.68
Natural Gas Liquids Volumes (MBbld) (1)
United States	79.4	77.4
Other International (2)	—	0.1
Total	79.4	77.5
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$10.41	$16.10
Other International (2)	—	2.46
Composite	10.41	16.08
Natural Gas Volumes (MMcfd) (1)
United States	829	905
Trinidad	361	337
Other International (2)	25	31
Total	1,215	1,273
Average Natural Gas Prices ($/Mcf) (3)
United States	$1.27	$2.27
Trinidad	1.88	3.09
Other International (2)	3.63	3.28
Composite	1.50	2.51
Crude Oil Equivalent Volumes (MBoed) (4)
United States	483.6	527.1
Trinidad	60.8	57.1
Other International (2)	5.5	5.3
Total	549.9	589.5

Total MMBoe (4)	50.0	53.1

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the first quarter of 2016 decreased $506 million, or 40%, to $754 million from $1,260 million for the same period of 2015. The decline was primarily due to a lower composite wellhead crude oil and condensate price ($386 million) and a decrease of 32 MBbld, or 11%, in wellhead crude oil and condensate production ($120 million). Decreased production in the Rocky Mountain area, the Eagle Ford and the Fort Worth Basin Barnett Shale area was partially offset by increased production in the Permian Basin. EOG's composite wellhead crude oil and condensate price for the first quarter of 2016 decreased 34% to $30.85 per barrel compared to $46.68 per barrel for the same period of 2015.

NGL revenues for the first quarter of 2016 decreased $37 million, or 33%, to $75 million from $112 million for the same period of 2015 due to a lower composite average price ($41 million), partially offset by an increase of 2 MBbld, or 2%, in NGL deliveries ($4 million) primarily in the Eagle Ford. EOG's composite NGL price for the first quarter of 2016 decreased 35% to $10.41 per barrel compared to $16.08 per barrel for the same period of 2015.

Wellhead natural gas revenues for the first quarter of 2016 decreased $122 million, or 42%, to $166 million from $288 million for the same period of 2015. The decrease was due to a lower composite wellhead natural gas price ($112 million) and a decrease in natural gas deliveries ($10 million). Natural gas deliveries for the first quarter of 2016 decreased 58 MMcfd, or 5%, compared to the same period of 2015 due primarily to lower production in the United States (76 MMcfd), partially offset by an increase in production in Trinidad (24 MMcfd). The decrease in the United States was due primarily to decreased production in the Fort Worth Basin Barnett Shale, Upper Gulf Coast and South Texas areas, partially offset by increased production of associated natural gas from the Permian Basin. The increase in Trinidad was primarily due to higher contractual deliveries. EOG's composite wellhead natural gas price for the first quarter of 2016 decreased 40% to $1.50 per Mcf compared to $2.51 per Mcf for the same period of 2015.

During the first quarter of 2016, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $5 million compared to net gains of $76 million for the same period of 2015. During the first quarter of 2016, net cash received from settlements of financial commodity derivative contracts was $18 million compared to net cash received of $368 million for the same period of 2015.

Gathering, processing and marketing revenues are revenues generated from sales of third-party crude oil, NGLs and natural gas as well as gathering fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand. Purchases and sales of third-party crude oil and natural gas are utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities. Marketing costs represent the costs of purchasing third-party crude oil and natural gas and the associated transportation costs as well as costs associated with EOG-owned sand sold to third parties.

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2016 increased $61 million as compared to the same prior year period. The increase primarily reflects higher margins in 2016 on crude oil marketing activities and on sand sales.

Operating and Other Expenses.  For the first quarter of 2016, operating expenses of $1,992 million were $500 million lower than the $2,492 million incurred during the first quarter of 2015.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Lease and Well	$4.81	$6.81
Transportation Costs	3.80	4.30
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	17.99	16.62
Other Property, Plant and Equipment	0.55	0.59
General and Administrative (G&A)	2.01	1.59
Interest Expense, Net	1.37	1.01
Total (1)	$30.53	$30.92

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net, for the three months ended March 31, 2016, compared to the same period of 2015 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

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

Lease and well expenses of $241 million for the first quarter of 2016 decreased $120 million from $361 million for the same prior year period primarily due to decreased operating and maintenance costs in the United States.

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

Transportation costs of $190 million for the first quarter of 2016 decreased $38 million from $228 million for the same prior year period primarily due to decreased transportation costs in the Rocky Mountain area ($24 million) and the Eagle Ford ($10 million).

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

DD&A expenses for the first quarter of 2016 increased $16 million to $929 million from $913 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2016 were $19 million higher than the same prior year period. The increase primarily reflects increased rates in the United States ($68 million) and Trinidad ($5 million) and increased production in Trinidad ($3 million), partially offset by decreased production in the United States ($59 million). DD&A unit rates in the United States increased primarily due to downward revisions of reserves at December 31, 2015, as a result of lower commodity prices.

G&A expenses of $101 million for the first quarter of 2016 increased $16 million compared to the same prior year period primarily due to employee-related expenses in connection with certain voluntary retirements.

Exploration costs of $30 million for the first quarter of 2016 decreased $9 million from $39 million for the same prior year period primarily due to decreased geological and geophysical costs in the United States.

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

Impairments of $72 million for the first quarter of 2016 were $2 million higher than impairments for the same prior year period primarily due to increased amortization of unproved property costs in the United States ($7 million), partially offset by lower impairments of proved properties in Other International ($3 million) and the United States ($1 million). EOG recorded impairments of proved properties; other property, plant and equipment; and other assets of $2 million and $5 million for the first quarter of 2016 and 2015, respectively.

Interest expense, net, of $68 million for the first quarter of 2016 increased $15 million compared to the same prior year period primarily due to interest expense on debt issued in March 2015 and January 2016 ($17 million) and decreased capitalized interest ($3 million). This was partially offset by reduced interest expense on notes repaid during June 2015 and February 2016 ($6 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs decreased $7 million to $29 million for the first quarter of 2016 compared to $36 million for the same prior year period. The decrease primarily reflects decreased operating expenses in the Eagle Ford ($6 million) and Barnett Shale ($3 million), partially offset by increased activities in the Permian Basin ($3 million).

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2016 decreased $45 million to $61 million (6.1% of wellhead revenues) compared to $106 million (6.4% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreases in severance/production taxes ($32 million), primarily as a result of decreased wellhead revenues, and in ad valorem/property taxes ($21 million), both in the United States, partially offset by a decrease in credits available to EOG in the first quarter of 2016 for Texas high-cost gas severance tax rate reductions ($10 million).

EOG recognized an income tax benefit of $239 million for the first quarter of 2016 compared to an income tax benefit of $67 million in the first quarter of 2015, primarily due to an increase in pretax loss. The net effective tax rate for the first quarter of 2016 was 34% compared to 28% for the same prior year period. The higher effective tax rate is primarily due to smaller 2016 losses in Canada and China, which have not been tax effected due to valuation allowances.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2016, were funds generated from operations and net proceeds from the issuance of the Notes. The primary uses of cash were funds used in operations; exploration and development expenditures; repayments of debt; other property, plant and equipment expenditures; dividend payments to stockholders; and purchases of treasury stock in connection with stock compensation plans. During the first three months of 2016, EOG's cash balance decreased $51 million to $668 million from $719 million at December 31, 2015.

Net cash provided by operating activities of $292 million for the first three months of 2016 decreased $669 million compared to the same period of 2015 primarily due to a decrease in wellhead revenues ($665 million) and an unfavorable change in the net cash received from the settlement of commodity derivative contracts ($350 million), partially offset by a decrease in cash operating expenses ($204 million) and a favorable change in net cash paid for income taxes ($61 million).

Net cash used in investing activities of $569 million for the first three months of 2016 decreased by $1,235 million compared to the same period of 2015 due primarily to a decrease in additions to oil and gas properties ($881 million); favorable changes in working capital associated with investing activities ($258 million) and a decrease in additions to other property, plant and equipment ($91 million).

Net cash provided by financing activities of $226 million for the first three months of 2016 included net proceeds from the issuance of the Notes ($991 million). Cash used in financing activities for the first three months of 2016 included repayments of long-term debt ($400 million), net commercial paper repayments ($260 million), cash dividend payments ($92 million) and purchases of treasury stock in connection with stock compensation plans ($13 million). Net cash provided by financing activities of $893 million for the first three months of 2015 included net proceeds from the issuance of long-term debt ($990 million), excess tax benefits from stock-based compensation ($9 million) and proceeds from stock options exercised ($4 million). Cash used in financing activities for the first three months of 2015 included cash dividend payments ($92 million) and purchases of treasury stock in connection with stock compensation plans ($15 million).

Total Expenditures. For the year 2016, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $2.4 billion to $2.6 billion, excluding acquisitions. The table below sets out components of total expenditures for the three-month periods ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Expenditure Category
Capital
Exploration and Development Drilling	$425	$1,007
Facilities	87	344
Leasehold Acquisitions	18	44
Property Acquisitions	9	7
Capitalized Interest	9	12
Subtotal	548	1,414
Exploration Costs	30	39
Dry Hole Costs	—	15
Exploration and Development Expenditures	578	1,468
Asset Retirement Costs	10	10
Total Exploration and Development Expenditures	588	1,478
Other Property, Plant and Equipment	25	117
Total Expenditures	$613	$1,595

Exploration and development expenditures of $578 million for the first three months of 2016 were $890 million lower than the same period of 2015 primarily due to decreased exploration and drilling expenditures in the United States ($549 million), Trinidad ($26 million) and Other International ($7 million); decreased facilities expenditures ($264 million); decreased leasehold acquisitions ($26 million) and decreased geological and geophysical expenditures ($7 million) in the United States. Exploration and development expenditures for the first three months of 2016 of $578 million consist of $510 million in development drilling and facilities, $50 million in exploration, $9 million in property acquisitions, and $9 million in capitalized interest. Exploration and development expenditures for the first three months of 2015 of $1,468 million consist of $1,332 million in development drilling and facilities, $117 million in exploration, $12 million in capitalized interest and $7 million in property acquisitions.

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

Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities.

The total fair value of EOG's commodity derivative contracts was reflected on the Consolidated Balance Sheets at March 31, 2016, as a net asset of $4 million. Presented below is a comprehensive summary of EOG's crude oil derivative contracts at May 5, 2016, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Derivative Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2016
April 12, 2016 through April 30, 2016 (closed)	90,000	$42.30
May 1, 2016 through June 30, 2016	128,000	42.56

Presented below is a comprehensive summary of EOG's natural gas derivative contracts at May 5, 2016, with notional volumes expressed in MMBtu per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2016
March 1, 2016 through May 31, 2016 (closed)	60,000	$2.49
June 1, 2016 through August 31, 2016	60,000	2.49

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 13 through 21 of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on pages 39 through 41 of EOG's Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016 (EOG's 2015 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-25 through F-26 of EOG's 2015 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

January 1, 2016 - January 31, 2016	13,503	$64.09	—	6,386,200
February 1, 2016 - February 29, 2016	63,447	71.77	—	6,386,200
March 1, 2016 - March 31, 2016	101,552	71.30	—	6,386,200
Total	178,502	70.92	—

(1)
Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, performance stock or performance stock unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the first quarter of 2016, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

4.1	-
Officers' Certificate Establishing 4.15% Senior Notes due 2026 and 5.10% Senior Notes due 2036 of EOG, dated January 14, 2016 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K, filed January 15, 2016).

4.2	-	Form of Global Note with respect to the 4.15% Senior Notes due 2026 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K, filed January 15, 2016).

4.3	-	Form of Global Note with respect to the 5.10% Senior Notes due 2036 of EOG (incorporated by reference to Exhibit 4.4 to EOG's Current Report on Form 8-K, filed January 15, 2016).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2016 and 2015, (ii) the Consolidated Balance Sheets - March 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2016 and 2015 and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 5, 2016	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

4.1	-
Officers' Certificate Establishing 4.15% Senior Notes due 2026 and 5.10% Senior Notes due 2036 of EOG, dated January 14, 2016 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K, filed January 15, 2016).

4.2	-	Form of Global Note with respect to the 4.15% Senior Notes due 2026 of EOG (incorporated by reference to Exhibit 4.3 to EOG's Current Report on Form 8-K, filed January 15, 2016).

4.3	-	Form of Global Note with respect to the 5.10% Senior Notes due 2036 of EOG (incorporated by reference to Exhibit 4.4 to EOG's Current Report on Form 8-K, filed January 15, 2016).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2016 and 2015, (ii) the Consolidated Balance Sheets - March 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows - Three Months Ended March 31, 2016 and 2015 and (iv) the Notes to Consolidated Financial Statements.