Form 10-Q
period 2016-06-30
EOG RESOURCES INC
filed 2016-08-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	550,643,529 (as of July 27, 2016)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Operating Revenues
Crude Oil and Condensate	$1,059,690	$1,452,756	$1,813,401	$2,713,000
Natural Gas Liquids	111,643	103,930	186,962	215,920
Natural Gas	155,983	274,038	321,486	561,820
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(44,373)	(48,493)	(38,938)	27,715
Gathering, Processing and Marketing	485,256	678,356	819,209	1,248,626
Losses on Asset Dispositions, Net	(15,550)	(5,564)	(6,403)	(3,957)
Other, Net	23,091	14,678	34,372	25,115
Total	1,775,740	2,469,701	3,130,089	4,788,239
Operating Expenses
Lease and Well	218,393	289,664	459,258	651,145
Transportation Costs	179,471	209,833	369,925	438,145
Gathering and Processing Costs	29,226	34,997	57,750	71,006
Exploration Costs	30,559	43,755	60,388	83,204
Dry Hole Costs	(172)	(551)	74	14,119
Impairments	72,714	68,519	144,331	137,955
Marketing Costs	480,046	670,169	820,900	1,308,831
Depreciation, Depletion and Amortization	862,491	909,227	1,791,382	1,822,015
General and Administrative	97,705	82,324	198,236	166,621
Taxes Other Than Income	93,480	122,138	154,159	228,567
Total	2,063,913	2,430,075	4,056,403	4,921,608
Operating Income (Loss)	(288,173)	39,626	(926,314)	(133,369)
Other Income (Expense), Net	(20,996)	9,380	(25,433)	(611)
Income (Loss) Before Interest Expense and Income Taxes	(309,169)	49,006	(951,747)	(133,980)
Interest Expense, Net	71,108	60,484	139,498	113,829
Loss Before Income Taxes	(380,277)	(11,478)	(1,091,245)	(247,809)
Income Tax Benefit	(87,719)	(16,746)	(326,911)	(83,329)
Net Income (Loss)	$(292,558)	$5,268	$(764,334)	$(164,480)
Net Income (Loss) Per Share
Basic	$(0.53)	$0.01	$(1.40)	$(0.30)
Diluted	$(0.53)	$0.01	$(1.40)	$(0.30)
Dividends Declared per Common Share	$0.1675	$0.1675	$0.3350	$0.3350
Average Number of Common Shares
Basic	547,335	545,504	547,029	545,245
Diluted	547,335	549,683	547,029	545,245
Comprehensive Income (Loss)
Net Income (Loss)	$(292,558)	$5,268	$(764,334)	$(164,480)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	5,844	8,404	8,029	(4,763)
Other, Net of Tax	23	27	45	(184)
Other Comprehensive Income (Loss)	5,867	8,431	8,074	(4,947)
Comprehensive Income (Loss)	$(286,691)	$13,699	$(756,260)	$(169,427)

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and Cash Equivalents	$779,722	$718,506
Accounts Receivable, Net	935,592	930,610
Inventories	495,826	598,935
Income Taxes Receivable	4,880	40,704
Deferred Income Taxes	46,712	147,812
Other	187,389	155,677
Total	2,450,121	2,592,244
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	51,355,620	50,613,241
Other Property, Plant and Equipment	4,001,132	3,986,610
Total Property, Plant and Equipment	55,356,752	54,599,851
Less: Accumulated Depreciation, Depletion and Amortization	(32,143,873)	(30,389,130)
Total Property, Plant and Equipment, Net	23,212,879	24,210,721
Other Assets	167,538	167,505
Total Assets	$25,830,538	$26,970,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,305,651	$1,471,953
Accrued Taxes Payable	138,395	93,618
Dividends Payable	91,679	91,546
Liabilities from Price Risk Management Activities	1,315	—
Current Portion of Long-Term Debt	6,579	6,579
Other	168,642	155,591
Total	1,712,261	1,819,287

Long-Term Debt	6,979,286	6,648,911
Other Liabilities	978,513	971,335
Deferred Income Taxes	4,103,777	4,587,902
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 551,004,831 Shares Issued at June 30, 2016 and 550,150,823 Shares Issued at December 31, 2015	205,510	205,502
Additional Paid in Capital	2,982,047	2,923,461
Accumulated Other Comprehensive Loss	(25,264)	(33,338)
Retained Earnings	8,923,666	9,870,816
Common Stock Held in Treasury, 375,869 Shares at June 30, 2016 and 292,179 Shares at December 31, 2015	(29,258)	(23,406)
Total Stockholders' Equity	12,056,701	12,943,035
Total Liabilities and Stockholders' Equity	$25,830,538	$26,970,470

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net Loss	$(764,334)	$(164,480)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,791,382	1,822,015
Impairments	144,331	137,955
Stock-Based Compensation Expenses	59,471	61,650
Deferred Income Taxes	(384,294)	(154,803)
Losses on Asset Dispositions, Net	6,403	3,957
Other, Net	29,991	6,787
Dry Hole Costs	74	14,119
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	38,938	(27,715)
Net Cash Received from Settlements of Commodity Derivative Contracts	2,852	561,142
Excess Tax Benefits from Stock-Based Compensation	(11,811)	(16,393)
Other, Net	5,008	6,346
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(22,572)	298,183
Inventories	95,813	37,609
Accounts Payable	(203,358)	(999,644)
Accrued Taxes Payable	93,320	64,124
Other Assets	(33,589)	76,114
Other Liabilities	1,565	(48,848)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(54,453)	169,802
Net Cash Provided by Operating Activities	794,737	1,847,920
Investing Cash Flows
Additions to Oil and Gas Properties	(1,143,549)	(2,611,848)
Additions to Other Property, Plant and Equipment	(44,584)	(201,597)
Proceeds from Sales of Assets	252,529	116,166
Changes in Components of Working Capital Associated with Investing Activities	54,477	(169,903)
Net Cash Used in Investing Activities	(881,127)	(2,867,182)
Financing Cash Flows
Net Commercial Paper Repayments	(259,718)	—
Long-Term Debt Borrowings	991,097	990,225
Long-Term Debt Repayments	(400,000)	(500,000)
Dividends Paid	(184,036)	(183,130)
Excess Tax Benefits from Stock-Based Compensation	11,811	16,393
Treasury Stock Purchased	(28,755)	(26,362)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	10,624	14,484
Debt Issuance Costs	(1,602)	(1,585)
Repayment of Capital Lease Obligation	(3,150)	(3,053)
Other, Net	(24)	101
Net Cash Provided by Financing Activities	136,247	307,073
Effect of Exchange Rate Changes on Cash	11,359	(7,629)
Increase (Decrease) in Cash and Cash Equivalents	61,216	(719,818)
Cash and Cash Equivalents at Beginning of Period	718,506	2,087,213
Cash and Cash Equivalents at End of Period	$779,722	$1,367,395
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards. In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which amends certain aspects of accounting for share-based payment arrangements. ASU 2016-09 revises or provides alternative accounting for the tax impacts of share-based payment arrangements, forfeitures and minimum statutory tax withholdings and prescribes certain disclosures to be made in the period the new standard is adopted. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and early application is permitted. EOG is evaluating ASU 2016-09 in order to determine what impact the new standard will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted.  The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach.  In May 2016, the FASB issued ASU 2016-11 which rescinds certain SEC guidance in the Accounting Standards Codification, including guidance related to the use of the "entitlements" method of revenue recognition used by EOG. EOG does not intend to early-adopt ASU 2014-09 and has not determined which transition method it will use. EOG continues to analyze ASU 2014-09, as well as subsequent guidance which amends and clarifies certain aspects of ASU 2014-09, in order to determine what impact it will have on EOG's consolidated financial statements and related disclosures.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2015 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Lease and Well	$8.9	$10.5	$19.3	$22.6
Gathering and Processing Costs	0.3	0.3	0.6	0.6
Exploration Costs	5.0	5.9	11.5	13.3
General and Administrative	12.9	11.9	28.1	25.2
Total	$27.1	$28.6	$59.5	$61.7

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards. At June 30, 2016, approximately 24.5 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $13.0 million and $11.7 million during the three months ended June 30, 2016 and 2015, respectively, and $26.2 million and $23.3 million during the six months ended June 30, 2016 and 2015, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the six-month periods ended June 30, 2016 and 2015 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted Average Fair Value of Grants	$21.04	$29.78	$17.56	$23.39
Expected Volatility	35.90%	38.93%	36.79%	37.47%
Risk-Free Interest Rate	0.93%	0.82%	0.49%	0.11%
Dividend Yield	0.91%	0.73%	0.82%	0.72%
Expected Life	5.3 years	5.3 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2016 and 2015 (stock options and SARs in thousands):

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	10,744	$67.98	10,493	$64.96
Granted	11	71.51	39	92.37
Exercised (1)	(790)	44.31	(885)	48.30
Forfeited	(150)	85.91	(177)	79.43
Outstanding at June 30 (2)	9,815	$69.61	9,470	$66.36
Vested or Expected to Vest (3)	9,490	$69.24	8,987	$65.56
Exercisable at June 30 (4)	5,638	$61.50	4,635	$50.92

(1)
The total intrinsic value of stock options/SARs exercised for the six months ended June 30, 2016 and 2015 was $26.8 million and $39.1 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at June 30, 2016 and 2015 was $173.1 million and $229.5 million, respectively. At June 30, 2016 and 2015, the weighted average remaining contractual life was 3.6 years and 3.9 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2016 and 2015 was $170.3 million and $223.6 million, respectively. At June 30, 2016 and 2015, the weighted average remaining contractual life was 3.6 years and 3.9 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at June 30, 2016 and 2015 was $137.7 million and $170.9 million, respectively. At June 30, 2016 and 2015, the weighted average remaining contractual life was 2.4 years and 2.6 years, respectively.

At June 30, 2016, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $76.0 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.3 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $13.7 million and $16.5 million for the three months ended June 30, 2016 and 2015, respectively, and $32.4 million and $37.7 million for the six months ended June 30, 2016 and 2015, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2016 and 2015 (shares and units in thousands):

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,908	$70.35	5,394	$64.39
Granted	306	75.56	456	88.29
Released (1)	(798)	61.36	(593)	54.85
Forfeited	(203)	76.97	(130)	74.13
Outstanding at June 30 (2)	4,213	$72.11	5,127	$67.37

(1)
The total intrinsic value of restricted stock and restricted stock units released for the six months ended June 30, 2016 and 2015 was $60.8 million and $53.9 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2016 and 2015 was $351.5 million and $448.9 million, respectively.

At June 30, 2016, unrecognized compensation expense related to restricted stock and restricted stock units totaled $137.8 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.3 years.

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

At December 31, 2015, 405,000 Performance Awards were outstanding. Upon completion of the Performance Period for the Performance Awards granted in 2012, a performance multiple of 200% was applied to the 2012 grants resulting in an additional grant of 142,556 Performance Awards in February 2016. Performance Awards totaling 134,016 were released during the six months ended June 30, 2016, with a total intrinsic value of $9.7 million, based upon the closing price of EOG's common stock on the release date. Upon the application of the performance multiple at the completion of the remaining Performance Periods, a minimum of 151,096 and a maximum of 675,984 Performance Awards could be outstanding. There were 413,540 Performance Awards outstanding as of June 30, 2016.

Stock-based compensation expense related to the Performance Award grants totaled $0.4 million for both the three month periods ended June 30, 2016 and 2015, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, unrecognized compensation expense related to Performance Awards totaled $5.1 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.8 years.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month and six-month periods ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$(292,558)	$5,268	$(764,334)	$(164,480)
Denominator for Basic Earnings Per Share -
Weighted Average Shares	547,335	545,504	547,029	545,245
Potential Dilutive Common Shares -
Stock Options/SARs	—	1,960	—	—
Restricted Stock/Units and Performance Units/Stock	—	2,219	—	—
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	547,335	549,683	547,029	545,245
Net Income (Loss) Per Share
Basic	$(0.53)	$0.01	$(1.40)	$(0.30)
Diluted	$(0.53)	$0.01	$(1.40)	$(0.30)

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units and stock that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 10.2 million and 2.0 million shares for the three months ended June 30, 2016 and 2015, respectively, and 10.4 million and 10.0 million shares for the six months ended June 30, 2016 and 2015, respectively. For both the three months and six months ended June 30, 2016, 4.6 million shares of restricted stock, restricted stock units and performance units were excluded. For the three months and six months ended June 30, 2015, zero and 5.5 million shares, respectively, of restricted stock, restricted stock units and performance units were excluded.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Interest (1)	$118,120	$102,114
Income Taxes, Net of Refunds Received	$(10,997)	$49,565

(1)	Net of capitalized interest of $17 million and $23 million for the six months ended June 30, 2016 and 2015, respectively.

EOG's accrued capital expenditures at June 30, 2016 and 2015 were $371 million and $777 million, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Operating Revenues
United States	$1,704,320	$2,369,319	$2,983,989	$4,581,901
Trinidad	62,731	95,703	125,524	192,265
Other International (1)	8,689	4,679	20,576	14,073
Total	$1,775,740	$2,469,701	$3,130,089	$4,788,239
Operating Income (Loss)
United States	$(280,593)	$20,232	$(905,577)	$(161,624)
Trinidad	17,054	45,907	25,932	92,887
Other International (1)	(24,634)	(26,513)	(46,669)	(64,632)
Total	(288,173)	39,626	(926,314)	(133,369)
Reconciling Items
Other Income (Expense), Net	(20,996)	9,380	(25,433)	(611)
Interest Expense, Net	(71,108)	(60,484)	(139,498)	(113,829)
Loss Before Income Taxes	$(380,277)	$(11,478)	$(1,091,245)	$(247,809)

(1)    Other International primarily includes EOG's United Kingdom, China, Canada and Argentina operations.

Total assets by reportable segment are presented below at June 30, 2016 and December 31, 2015 (in thousands):

	At June 30, 2016	At December 31, 2015
Total Assets
United States	$24,300,025	$25,347,134
Trinidad	871,072	886,826
Other International (1)	659,441	736,510
Total	$25,830,538	$26,970,470

(1)    Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Carrying Amount at Beginning of Period	$811,554	$752,718
Liabilities Incurred	18,258	19,990
Liabilities Settled (1)	(18,043)	(9,891)
Accretion	16,521	15,815
Revisions	(635)	18,156
Foreign Currency Translations	(6,745)	(1,009)
Carrying Amount at End of Period	$820,910	$795,779

Current Portion	$8,349	$10,993
Noncurrent Portion	$812,561	$784,786

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2016, are presented below (in thousands):

Six Months Ended June 30, 2016
Balance at January 1	$8,955
Additions Pending the Determination of Proved Reserves	6,688
Reclassifications to Proved Properties	—
Costs Charged to Expense	—
Balance at June 30	$15,643

At June 30, 2016, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and a defined benefit pension plan covering certain of its employees in Trinidad. For the six months ended June 30, 2016 and 2015, EOG's total costs recognized for these pension plans were $17.2 million and $18.4 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

During the six months ended June 30, 2016, EOG utilized commercial paper borrowings bearing market interest rates, for various corporate financing purposes. At June 30, 2016, EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings. The average borrowings outstanding under the commercial paper program were $210 million during the six months ended June 30, 2016. The weighted average interest rate for commercial paper borrowings during the six months ended June 30, 2016 was 0.76%. EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at June 30, 2015 and did not utilize any such borrowings during the six months ended June 30, 2015.

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

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. At June 30, 2016, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.47% and 3.50%, respectively.
11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2015 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2016. There were no such amounts outstanding at December 31, 2015. Amounts shown in millions.

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2016
Financial Liabilities
Natural Gas Price Swaps (1)	$—	$1	$—	$1

(1)	Balance at June 30, 2016, included in "Current Liabilities - Liabilities From Price Risk Management Activities" on the Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

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

Fair Value of Debt. At June 30, 2016 and December 31, 2015, EOG had outstanding $6,990 million and $6,390 million, respectively, aggregate principal amount of senior notes, which had estimated fair values of approximately $7,418 million and $6,524 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's natural gas derivative contracts at June 30, 2016, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2016
March 1, 2016 through July 31, 2016 (closed)	60,000	$2.49
August 2016	60,000	2.49

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. Natural gas derivative instruments with a fair value of $1.3 million were in a net liability position at June 30, 2016. EOG had no collateral posted and held no collateral at June 30, 2016 and December 31, 2015.

13.  Divestitures

During the first six months of 2016, EOG received proceeds of approximately $253 million primarily from sales of producing properties and acreage in the Permian Basin and Oklahoma. Additionally, in the second quarter of 2016, EOG signed purchase and sale agreements for the sale of certain properties in the United States. At June 30, 2016, the book value of these assets held for sale and the related liabilities were $92 million and $23 million, respectively. During the first six months of 2015, EOG received proceeds of approximately $116 million primarily from the sales of gathering and processing assets.

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

Crude oil and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, natural gas liquids (NGLs) and natural gas and the availability of other worldwide energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGL, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2016 will continue to impact the amount of cash generated from operating activities, which will in turn impact EOG's financial position and results of operations. For the first half of 2016, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $39.85 per barrel and $2.00 per million British thermal units (MMBtu), respectively, representing declines of 18% and 25%, respectively, from the average NYMEX prices in 2015. Based on its 2016 drilling plan, which has been influenced by the continued low commodity price environment, EOG expects 2016 crude oil and condensate and natural gas production to decline modestly as compared to 2015.

During the first half of 2016, EOG continued to focus on increasing drilling and completion efficiencies using precision lateral targeting and advanced completion methods and reducing operating and capital costs through efficiency improvements and service cost reductions. These efficiency gains along with realized lower service costs resulted in lower drilling and completion costs and decreased operating expenses during the first half of 2016. EOG continues to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 72% of United States production during the first half of 2016 as compared to 71% for the same comparable period of 2015. During the first half of 2016, drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas, Utah and Wyoming.

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

Other International. In the United Kingdom, EOG began production from its 100% working interest East Irish Sea Conwy crude oil project in March 2016, selling its first crude oil cargo at the end of the first quarter. Modifications to the nearby third-party-owned Douglas platform, which is used to process Conwy production, were completed in the first quarter of 2016, and acceptance and performance testing is ongoing.

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

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 37% and 34% at June 30, 2016 and December 31, 2015, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On February 1, 2016, EOG repaid upon maturity the $400 million aggregate principal amount of its 2.500% Senior Notes due 2016 (2016 Notes).

On January 14, 2016, EOG closed its sale of $750 million aggregate principal amount of its 4.15% Senior Notes due 2026 and $250 million aggregate principal amount of its 5.10% Senior Notes due 2036 (collectively, the Notes). Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2016. Proceeds from the issuance of the Notes totaled approximately $991 million and were used to repay the 2016 Notes and for general corporate purposes, including repayment of outstanding commercial paper borrowings and funding of capital expenditures.

Total anticipated 2016 capital expenditures are estimated to range from approximately $2.4 billion to $2.6 billion, excluding acquisitions. The majority of 2016 expenditures will continue to be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months and six months ended June 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Net Operating Revenues. During the second quarter of 2016, net operating revenues decreased $694 million, or 28%, to $1,776 million from $2,470 million for the same period of 2015. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the second quarter of 2016 decreased $504 million, or 28%, to $1,327 million from $1,831 million for the same period of 2015. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $44 million for the second quarter of 2016 compared to $48 million for the same period of 2015. Gathering, processing and marketing revenues for the second quarter of 2016 decreased $193 million, or 28%, to $485 million from $678 million for the same period of 2015.

Wellhead volume and price statistics for the three-month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015
Crude Oil and Condensate Volumes (MBbld) (1)
United States	265.4	276.5
Trinidad	0.8	0.7
Other International (2)	1.5	0.3
Total	267.7	277.5
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$43.87	$57.47
Trinidad	35.91	49.53
Other International (2)	—	62.40
Composite	43.65	57.45
Natural Gas Liquids Volumes (MBbld) (1)
United States	84.3	73.4
Other International (2)	—	0.1
Total	84.3	73.5
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$14.56	$15.55
Other International (2)	—	7.81
Composite	14.56	15.54
Natural Gas Volumes (MMcfd) (1)
United States	820	891
Trinidad	349	334
Other International (2)	25	32
Total	1,194	1,257
Average Natural Gas Prices ($/Mcf) (3)
United States	$1.18	$2.11
Trinidad	1.89	3.05
Other International (2)	3.35	3.49
Composite	1.44	2.40
Crude Oil Equivalent Volumes (MBoed) (4)
United States	486.3	498.3
Trinidad	59.0	56.5
Other International (2)	5.8	5.7
Total	551.1	560.5

Total MMBoe (4)	50.1	51.0

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the second quarter of 2016 decreased $394 million, or 27%, to $1,059 million from $1,453 million for the same period of 2015. The decline was primarily due to a lower composite wellhead crude oil and condensate price ($335 million) and a decrease of 10 MBbld, or 4%, in wellhead crude oil and condensate production ($58 million). Decreased production was primarily due to declines in the Eagle Ford, the Rocky Mountain area, and the Fort Worth Basin Barnett Shale area, partially offset by increased production in the Permian Basin. EOG's composite wellhead crude oil and condensate price for the second quarter of 2016 decreased 24% to $43.65 per barrel compared to $57.45 per barrel for the same period of 2015.

NGL revenues for the second quarter of 2016 increased $8 million, or 7%, to $112 million from $104 million for the same period of 2015 due to an increase of 11 MBbld, or 15%, in NGL deliveries ($15 million) primarily in the Permian Basin and the Eagle Ford, partially offset by a lower composite average price ($7 million). EOG's composite NGL price for the second quarter of 2016 decreased 6% to $14.56 per barrel compared to $15.54 per barrel for the same period of 2015.

Wellhead natural gas revenues for the second quarter of 2016 decreased $118 million, or 43%, to $156 million from $274 million for the same period of 2015. The decrease was due to a lower composite wellhead natural gas price ($104 million) and a decrease in natural gas deliveries ($14 million). Natural gas deliveries for the second quarter of 2016 decreased 63 MMcfd, or 5%, compared to the same period of 2015 due primarily to lower production in the United States (71 MMcfd), partially offset by an increase in production in Trinidad (15 MMcfd). The decrease in the United States was due primarily to decreased production in the Fort Worth Basin Barnett Shale, Upper Gulf Coast and South Texas areas, partially offset by increased production of associated natural gas from the Permian Basin. The increase in Trinidad was primarily due to higher contractual deliveries. EOG's composite wellhead natural gas price for the second quarter of 2016 decreased 40% to $1.44 per Mcf compared to $2.40 per Mcf for the same period of 2015.

During the second quarter of 2016, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $44 million compared to net losses of $48 million for the same period of 2015. During the second quarter of 2016, net cash paid for settlements of financial commodity derivative contracts was $15 million compared to net cash received of $193 million for the same period of 2015.

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

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2016 decreased $3 million as compared to the same prior year period. The decrease primarily reflects lower margins in 2016 on natural gas marketing activities.

Operating and Other Expenses.  For the second quarter of 2016, operating expenses of $2,064 million were $366 million lower than the $2,430 million incurred during the second quarter of 2015.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Lease and Well	$4.36	$5.68
Transportation Costs	3.59	4.11
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	16.66	17.19
Other Property, Plant and Equipment	0.57	0.63
General and Administrative (G&A)	1.95	1.61
Interest Expense, Net	1.42	1.19
Total (1)	$28.55	$30.41

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net, for the three months ended June 30, 2016, compared to the same period of 2015 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

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

Lease and well expenses of $218 million for the second quarter of 2016 decreased $72 million from $290 million for the same prior year period primarily due to decreased operating and maintenance costs in the United States ($64 million) and lower lease and well administrative expenses in the United States ($10 million), partially offset by increased operating and maintenance costs in the United Kingdom ($2 million).

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

Transportation costs of $179 million for the second quarter of 2016 decreased $31 million from $210 million for the same prior year period primarily due to decreased transportation costs in the Fort Worth Basin Barnett Shale area ($18 million) and Rocky Mountain area ($12 million).

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

DD&A expenses for the second quarter of 2016 decreased $47 million to $862 million from $909 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2016 were $43 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($21 million) and Trinidad ($5 million) and decreased production in the United States ($20 million), partially offset by increased production in Trinidad ($2 million). DD&A unit rates in the United States decreased primarily due to reserves added at lower costs as a result of efficiencies and impairments of proved oil and gas properties recorded in the third quarter of 2015. These variances were partially offset by downward revisions of reserves at December 31, 2015 as a result of lower commodity prices.

G&A expenses of $98 million for the second quarter of 2016 increased $16 million from $82 million for the same prior year period primarily due to employee-related expenses in connection with certain voluntary retirements.

Exploration costs of $31 million for the second quarter of 2016 decreased $13 million from $44 million for the same prior year period primarily due to decreased exploration administrative expenses ($8 million) and decreased geological and geophysical costs ($7 million), partially offset by increased delay rental costs ($3 million), all in the United States.

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

Impairments of $73 million for the second quarter of 2016 were $4 million higher than impairments for the same prior year period primarily due to increased amortization of unproved property costs in the United States.

Interest expense, net, of $71 million for the second quarter of 2016 increased $11 million compared to the same prior year period primarily due to interest expense on the Notes issued in January 2016 ($11 million) and decreased capitalized interest ($2 million), partially offset by reduced interest expense on notes repaid during June 2015 and February 2016 ($5 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs decreased $6 million to $29 million for the second quarter of 2016 compared to $35 million for the same prior year period. The decrease primarily reflects decreased operating expenses in the Eagle Ford ($4 million) and Fort Worth Basin Barnett Shale area ($2 million), partially offset by costs associated with increased activities in the Permian Basin ($2 million).

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2016 decreased $29 million to $93 million (7.0% of wellhead revenues) compared to $122 million (6.7% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreases in severance/production taxes ($23 million), primarily as a result of decreased wellhead revenues, and in ad valorem/property taxes ($8 million), both in the United States, partially offset by a decrease in credits available to EOG in the second quarter of 2016 for Texas high-cost gas severance tax rate reductions ($3 million).

Other income (expense), net for the second quarter of 2016 decreased $30 million compared to the same prior year period primarily due to an increase in foreign currency exchange losses.

EOG recognized an income tax benefit of $88 million for the second quarter of 2016 compared to an income tax benefit of $17 million in the second quarter of 2015, primarily due to a decrease in pretax income, partially offset by an increase in taxes in Trinidad resulting from a tax settlement reached in the second quarter of 2016 ($43 million) and the absence of a tax benefit related to a 2015 statutory income tax rate reduction in Texas ($20 million). The Trinidad tax settlement also impacted the net effective tax rate for the second quarter of 2016 resulting in a 23% rate.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Net Operating Revenues. During the first six months of 2016, net operating revenues decreased $1,658 million, or 35%, to $3,130 million from $4,788 million for the same period of 2015. Total wellhead revenues for the first six months of 2016 decreased $1,169 million, or 33%, to $2,322 million from $3,491 million for the same period of 2015. During the first six months of 2016, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $39 million compared to net gains of $28 million for the same period of 2015. Gathering, processing and marketing revenues for the first six months of 2016 decreased $430 million, or 34%, to $819 million from $1,249 million for the same period of 2015.

Wellhead volume and price statistics for the six-month periods ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
Crude Oil and Condensate Volumes (MBbld)
United States	265.6	287.5
Trinidad	0.8	0.9
Other International	1.4	0.2
Total	267.8	288.6
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$37.36	$51.91
Trinidad	29.83	44.03
Other International	—	56.67
Composite	37.23	51.89
Natural Gas Liquids Volumes (MBbld)
United States	81.8	75.4
Other International	—	0.1
Total	81.8	75.5
Average Natural Gas Liquids Prices ($/Bbl)
United States	$12.54	$15.83
Other International	—	5.80
Composite	12.54	15.82
Natural Gas Volumes (MMcfd)
United States	825	898
Trinidad	355	336
Other International	25	31
Total	1,205	1,265
Average Natural Gas Prices ($/Mcf) (1)
United States	$1.22	$2.19
Trinidad	1.88	3.07
Other International	3.49	3.39
Composite	1.47	2.45
Crude Oil Equivalent Volumes (MBoed)
United States	484.9	512.6
Trinidad	59.9	56.8
Other International	5.6	5.5
Total	550.4	574.9

Total MMBoe	100.2	104.1

(1)    Excludes the impact of financial commodity derivative instruments.

Wellhead crude oil and condensate revenues for the first six months of 2016 decreased $900 million, or 33%, to $1,813 million from $2,713 million for the same period of 2015 due primarily to a lower composite wellhead crude oil and condensate price ($714 million) and a decrease of 21 MBbld, or 7%, in wellhead crude oil and condensate production ($186 million). Decreased production was primarily due to declines in the Rocky Mountain area and the Eagle Ford, partially offset by increased production in the Permian Basin. EOG's composite wellhead crude oil and condensate price for the first six months of 2016 decreased 28% to $37.23 per barrel compared to $51.89 per barrel for the same period of 2015.

NGL revenues for the first six months of 2016 decreased $29 million, or 13%, to $187 million from $216 million for the same period of 2015 due primarily to a lower composite average price ($49 million), partially offset by an increase of 6 MBbld, or 8%, in NGL deliveries ($20 million) primarily in the Permian Basin and the Eagle Ford. EOG's composite NGL price for the first six months of 2016 decreased 21% to $12.54 per barrel compared to $15.82 per barrel for the same period of 2015.

Wellhead natural gas revenues for the first six months of 2016 decreased $240 million, or 43%, to $322 million from $562 million for the same period of 2015 primarily due to a lower composite wellhead natural gas price ($216 million) and a decrease of 60 MMcfd, or 5%, in natural gas deliveries ($24 million) primarily due to lower production in the United States (73 MMcfd), partially offset by increased production in Trinidad (19 MMcfd). The decrease in the United States was due primarily to decreased production in the Fort Worth Basin Barnett Shale, Upper Gulf Coast and South Texas areas, partially offset by increased production of associated natural gas from the Permian Basin. EOG's composite wellhead natural gas price for the first six months of 2016 decreased 40% to $1.47 per Mcf compared to $2.45 per Mcf for the same period of 2015.

During the first six months of 2016, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $39 million compared to net gains of $28 million for the same period of 2015. During the first six months of 2016, net cash received from settlements of financial commodity derivative contracts was $3 million compared to $561 million for the same period of 2015.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2016 increased $59 million as compared to the same period of 2015. The increase primarily reflects higher margins in 2016 on crude oil marketing activities and sand sales.

Operating and Other Expenses. For the first six months of 2016, operating expenses of $4,056 million were $866 million lower than the $4,922 million incurred during the same period of 2015. The following table presents the costs per Boe for the six-month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Lease and Well	$4.59	$6.26
Transportation Costs	3.69	4.21
DD&A -
Oil and Gas Properties	17.32	16.90
Other Property, Plant and Equipment	0.56	0.61
G&A	1.98	1.60
Interest Expense, Net	1.39	1.09
Total (1)	$29.53	$30.67

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net, for the six months ended June 30, 2016, compared to the same period of 2015 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

Lease and well expenses of $459 million for the first six months of 2016 decreased $192 million from $651 million for the same prior year period primarily due to lower operating and maintenance costs ($168 million), lease and well administrative expenses ($19 million) and workover expenditures ($5 million), all in the United States.

Transportation costs of $370 million for the first six months of 2016 decreased $68 million from $438 million for the same prior year period primarily due to decreased transportation costs in the Rocky Mountain area ($36 million), the Fort Worth Basin Barnett Shale area ($18 million) and the Eagle Ford ($13 million).

DD&A expenses for the first six months of 2016 decreased $31 million to $1,791 million from $1,822 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2016 were $24 million lower than the same prior year period. The decrease primarily reflects decreased production in the United States ($80 million), partially offset by higher rates in the United States ($47 million) and the United Kingdom ($2 million) and increased production in Trinidad ($4 million). DD&A unit rates in the United States increased primarily due to downward revisions of reserves at December 31, 2015, as a result of lower commodity prices.

Exploration costs of $60 million for the first six months of 2016 decreased $23 million from $83 million for the same prior year period primarily due to decreased geological and geophysical costs ($14 million) and decreased administrative expenses ($11 million), partially offset by increased delay rental costs ($2 million), all in the United States.

G&A expenses of $198 million for the first six months of 2016 increased $31 million from $167 million for the same prior year period primarily due to employee-related expenses in connection with certain voluntary retirements.

Interest expense, net, of $139 million for the first six months of 2016 increased $26 million compared to the same prior year period primarily due to a net increase in debt outstanding ($17 million) and decreased capitalized interest ($6 million).

Gathering and processing costs for the first six months of 2016 decreased $13 million to $58 million compared to the same prior year period primarily due to decreased operating expenses in the Eagle Ford ($10 million) and Fort Worth Basin Barnett Shale ($4 million), partially offset by costs associated with increased activities in the Permian Basin ($5 million).

Impairments of $144 million for the first six months of 2016 were $6 million higher than impairments for the same prior year period primarily due to increased amortization of unproved property costs in the United States ($10 million), which was caused by higher amortization rates being applied to undeveloped leasehold costs in response to the significant decrease in commodity prices and an increase in EOG's estimates of undeveloped properties not expected to be developed before lease expiration, partially offset by lower impairments of proved and unproved properties in Other International ($2 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $2 million and $5 million for the first six months of 2016 and 2015, respectively.

Taxes other than income for the first six months of 2016 decreased $75 million to $154 million (6.6% of wellhead revenues) from $229 million (6.5% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes ($55 million) as a result of decreased wellhead revenues and decreased ad valorem/property taxes ($29 million) in the United States, partially offset by a decrease in credits available to EOG in 2016 for Texas high-cost gas severance tax rate reductions ($12 million).

Other income (expense), net for the first six months of 2016 decreased $25 million compared to the same prior year period primarily due to an increase in foreign currency exchange losses.

EOG recognized an income tax benefit of $327 million for the first six months of 2016 compared to an income tax benefit of $83 million for the same period in 2015, primarily due to a decline in pretax income. The net effective tax rate for the first six months of 2016 was 30%, primarily due to additional Trinidad taxes resulting from a tax settlement reached in the second quarter of 2016 ($43 million).

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2016, were funds generated from operations, net proceeds from the issuance of the Notes and proceeds from sales of assets. The primary uses of cash were funds used in operations; exploration and development expenditures; repayments of debt; dividend payments to stockholders; other property, plant and equipment expenditures; and purchases of treasury stock in connection with stock compensation plans. During the first six months of 2016, EOG's cash balance increased $61 million to $780 million from $719 million at December 31, 2015.

Net cash provided by operating activities of $795 million for the first six months of 2016 decreased $1,053 million compared to the same period of 2015 primarily due to a decrease in wellhead revenues ($1,169 million) and an unfavorable change in the net cash received from the settlement of commodity derivative contracts ($558 million), partially offset by a decrease in cash operating expenses ($340 million) and a favorable change in net cash paid for income taxes ($61 million).

Net cash used in investing activities of $881 million for the first six months of 2016 decreased by $1,986 million compared to the same period of 2015 due to a decrease in additions to oil and gas properties ($1,468 million); favorable changes in working capital associated with investing activities ($224 million); a decrease in additions to other property, plant and equipment ($157 million) and an increase in proceeds from sales of assets ($136 million).

Net cash provided by financing activities of $136 million for the first six months of 2016 included net proceeds from the issuance of the Notes ($991 million). Cash used in financing activities for the first six months of 2016 included repayments of long-term debt ($400 million), net commercial paper repayments ($260 million), cash dividend payments ($184 million) and purchases of treasury stock in connection with stock compensation plans ($29 million). Net cash provided by financing activities of $307 million for the first six months of 2015 included net proceeds from the issuance of long-term debt ($990 million), excess tax benefits from stock-based compensation ($16 million) and proceeds from stock options exercised and employee stock purchase plan activity ($14 million). Cash used in financing activities for the first six months of 2015 included repayments of long-term debt ($500 million), cash dividend payments ($183 million) and purchases of treasury stock in connection with stock compensation plans ($26 million).

Total Expenditures. For the year 2016, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $2.4 billion to $2.6 billion, excluding acquisitions. The table below sets out components of total expenditures for the six-month periods ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015
Expenditure Category
Capital
Exploration and Development Drilling	$903	$1,963
Facilities	182	510
Leasehold Acquisitions	31	94
Property Acquisitions	10	8
Capitalized Interest	17	23
Subtotal	1,143	2,598
Exploration Costs	60	83
Dry Hole Costs	—	14
Exploration and Development Expenditures	1,203	2,695
Asset Retirement Costs	19	34
Total Exploration and Development Expenditures	1,222	2,729
Other Property, Plant and Equipment	45	202
Total Expenditures	$1,267	$2,931

Exploration and development expenditures of $1,203 million for the first six months of 2016 were $1,492 million lower than the same period of 2015 primarily due to decreased exploration and drilling expenditures in the United States ($990 million), Trinidad ($64 million) and Other International ($5 million); decreased facilities expenditures ($328 million); decreased leasehold acquisitions ($63 million); and decreased geological and geophysical expenditures ($14 million) in the United States. Exploration and development expenditures for the first six months of 2016 of $1,203 million consisted of $1,078 million in development drilling and facilities, $98 million in exploration, $10 million in property acquisitions, and $17 million in capitalized interest. Exploration and development expenditures for the first six months of 2015 of $2,695 million consisted of $2,444 million in development drilling and facilities, $220 million in exploration, $23 million in capitalized interest and $8 million in property acquisitions.

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

The total fair value of EOG's commodity derivative contracts was reflected on the Consolidated Balance Sheets at June 30, 2016, as a net liability of $1 million. Presented below is a comprehensive summary of EOG's natural gas derivative contracts at August 4, 2016, with notional volumes expressed in MMBtu per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Derivative Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2016
March 1, 2016 through August 31, 2016 (closed)	60,000	$2.49

EOG has sold call options which establish a ceiling price for the sale of certain notional volumes for natural gas specified in the call option contracts. The call options require that EOG pay the difference between the call option strike price and the average NYMEX Henry Hub natural gas price for the contract month (Index Price) in the event the Index Price is above the call option strike price. In addition, EOG has purchased put options which establish a floor price for the sale of certain notional volumes of natural gas specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Index Price in the event the Index Price is below the put option strike price. Below is a summary of EOG's call and put option contracts at August 4, 2016, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2016
September 1, 2016 through November 30, 2016	43,750	$3.45	—	$—

2017
March 1, 2017 through November 30, 2017	43,750	$3.45	35,000	$2.90

2018
March 1, 2018 through November 30, 2018	12,500	$3.32	10,000	$2.90

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

April 1, 2016 - April 30, 2016	124,151	$80.88	—	6,386,200
May 1, 2016 - May 31, 2016	27,458	81.25	—	6,386,200
June 1, 2016 - June 30, 2016	45,210	83.66	—	6,386,200
Total	196,819	81.57	—

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

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the second quarter of 2016, EOG did not repurchase any shares under the Board-authorized repurchase program.

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

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three and Six Months Ended June 30, 2016 and 2015, (ii) the Consolidated Balance Sheets - June 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows - Six Months Ended June 30, 2016 and 2015 and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 4, 2016	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three and Six Months Ended June 30, 2016 and 2015, (ii) the Consolidated Balance Sheets - June 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows - Six Months Ended June 30, 2016 and 2015 and (iv) the Notes to Consolidated Financial Statements.