Form 10-Q
period 2016-09-30
EOG RESOURCES INC
filed 2016-11-03
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	576,457,693 (as of October 26, 2016)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		Page No.

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Statements of Income and Comprehensive Income - Three Months Ended September 30, 2016 and 2015 and Nine Months Ended September 30, 2016 and 2015	3

		Consolidated Balance Sheets - September 30, 2016 and December 31, 2015	4

		Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 and 2015	5

		Notes to Consolidated Financial Statements	6

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	34

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	ITEM 4.	Mine Safety Disclosures	34

	ITEM 6.	Exhibits	35

SIGNATURES			36

EXHIBIT INDEX			37

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Operating Revenues
Crude Oil and Condensate	$1,137,717	$1,181,092	$2,951,118	$3,894,092
Natural Gas Liquids	112,439	95,217	299,401	311,137
Natural Gas	205,293	281,837	526,779	843,657
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	5,117	29,239	(33,821)	56,954
Gathering, Processing and Marketing	532,456	572,217	1,351,665	1,820,843
Gains (Losses) on Asset Dispositions, Net	108,204	(1,185)	101,801	(5,142)
Other, Net	17,278	14,011	51,650	39,126
Total	2,118,504	2,172,428	5,248,593	6,960,667
Operating Expenses
Lease and Well	226,348	283,221	685,606	934,366
Transportation Costs	200,862	203,594	570,787	641,739
Gathering and Processing Costs	32,635	35,497	90,385	106,503
Exploration Costs	25,455	31,344	85,843	114,548
Dry Hole Costs	10,390	198	10,464	14,317
Impairments	177,990	6,307,420	322,321	6,445,375
Marketing Costs	552,487	615,303	1,373,387	1,924,134
Depreciation, Depletion and Amortization	899,511	722,172	2,690,893	2,544,187
General and Administrative	94,397	90,959	292,633	257,580
Taxes Other Than Income	91,909	105,677	246,068	334,244
Total	2,311,984	8,395,385	6,368,387	13,316,993
Operating Loss	(193,480)	(6,222,957)	(1,119,794)	(6,356,326)
Other (Expense) Income, Net	(7,912)	8,607	(33,345)	7,996
Loss Before Interest Expense and Income Taxes	(201,392)	(6,214,350)	(1,153,139)	(6,348,330)
Interest Expense, Net	70,858	60,571	210,356	174,400
Loss Before Income Taxes	(272,250)	(6,274,921)	(1,363,495)	(6,522,730)
Income Tax Benefit	(82,250)	(2,199,182)	(409,161)	(2,282,511)
Net Loss	$(190,000)	$(4,075,739)	$(954,334)	$(4,240,219)
Net Loss Per Share
Basic	$(0.35)	$(7.47)	$(1.74)	$(7.77)
Diluted	$(0.35)	$(7.47)	$(1.74)	$(7.77)
Dividends Declared per Common Share	$0.1675	$0.1675	$0.5025	$0.5025
Average Number of Common Shares
Basic	547,838	545,920	547,295	545,466
Diluted	547,838	545,920	547,295	545,466
Comprehensive Income (Loss)
Net Loss	$(190,000)	$(4,075,739)	$(954,334)	$(4,240,219)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	141	(7,004)	8,170	(11,767)
Other, Net of Tax	23	28	68	(156)
Other Comprehensive Income (Loss)	164	(6,976)	8,238	(11,923)
Comprehensive Loss	$(189,836)	$(4,082,715)	$(946,096)	$(4,252,142)

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and Cash Equivalents	$1,048,727	$718,506
Accounts Receivable, Net	920,189	930,610
Inventories	429,667	598,935
Assets from Price Risk Management Activities	2,185	—
Income Taxes Receivable	178	40,704
Deferred Income Taxes	137,098	147,812
Other	199,720	155,677
Total	2,737,764	2,592,244
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	50,465,979	50,613,241
Other Property, Plant and Equipment	4,013,602	3,986,610
Total Property, Plant and Equipment	54,479,581	54,599,851
Less: Accumulated Depreciation, Depletion and Amortization	(31,835,196)	(30,389,130)
Total Property, Plant and Equipment, Net	22,644,385	24,210,721
Other Assets	172,772	167,505
Total Assets	$25,554,921	$26,970,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,296,240	$1,471,953
Accrued Taxes Payable	143,257	93,618
Dividends Payable	91,842	91,546
Current Portion of Long-Term Debt	6,579	6,579
Other	195,045	155,591
Total	1,732,963	1,819,287

Long-Term Debt	6,979,538	6,648,911
Other Liabilities	975,763	971,335
Deferred Income Taxes	4,068,345	4,587,902
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 551,425,785 Shares Issued at September 30, 2016 and 550,150,823 Shares Issued at December 31, 2015	205,514	205,502
Additional Paid in Capital	2,992,887	2,923,461
Accumulated Other Comprehensive Loss	(25,100)	(33,338)
Retained Earnings	8,641,704	9,870,816
Common Stock Held in Treasury, 197,181 Shares at September 30, 2016 and 292,179 Shares at December 31, 2015	(16,693)	(23,406)
Total Stockholders' Equity	11,798,312	12,943,035
Total Liabilities and Stockholders' Equity	$25,554,921	$26,970,470

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net Loss	$(954,334)	$(4,240,219)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,690,893	2,544,187
Impairments	322,321	6,445,375
Stock-Based Compensation Expenses	97,072	101,926
Deferred Income Taxes	(492,489)	(2,377,030)
(Gains) Losses on Asset Dispositions, Net	(101,801)	5,142
Other, Net	42,149	3,735
Dry Hole Costs	10,464	14,317
Mark-to-Market Commodity Derivative Contracts
Total Losses (Gains)	33,821	(56,954)
Net Cash (Payments for) Received from Settlements of Commodity Derivative Contracts	(22,219)	661,021
Excess Tax Benefits from Stock-Based Compensation	(22,071)	(24,219)
Other, Net	7,513	8,904
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(11,860)	448,311
Inventories	137,563	27,007
Accounts Payable	(201,213)	(1,310,211)
Accrued Taxes Payable	113,996	77,575
Other Assets	(12,526)	146,965
Other Liabilities	36,799	(15,683)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(119,760)	519,203
Net Cash Provided by Operating Activities	1,554,318	2,979,352
Investing Cash Flows
Additions to Oil and Gas Properties	(1,781,547)	(3,918,065)
Additions to Other Property, Plant and Equipment	(60,343)	(252,295)
Proceeds from Sales of Assets	457,665	144,285
Changes in Components of Working Capital Associated with Investing Activities	120,614	(519,323)
Net Cash Used in Investing Activities	(1,263,611)	(4,545,398)
Financing Cash Flows
Net Commercial Paper (Repayments) Borrowings	(259,718)	29,700
Long-Term Debt Borrowings	991,097	990,225
Long-Term Debt Repayments	(400,000)	(500,000)
Dividends Paid	(276,726)	(274,577)
Excess Tax Benefits from Stock-Based Compensation	22,071	24,219
Treasury Stock Purchased	(55,641)	(43,419)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	14,283	14,967
Debt Issuance Costs	(1,602)	(5,933)
Repayment of Capital Lease Obligation	(4,746)	(4,599)
Other, Net	(854)	120
Net Cash Provided by Financing Activities	28,164	230,703
Effect of Exchange Rate Changes on Cash	11,350	(9,181)
Increase (Decrease) in Cash and Cash Equivalents	330,221	(1,344,524)
Cash and Cash Equivalents at Beginning of Period	718,506	2,087,213
Cash and Cash Equivalents at End of Period	$1,048,727	$742,689

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Standards. In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15).  ASU 2016-15 reduces existing diversity in practice by providing guidance on the classification of eight specific cash receipts and cash payments transactions in the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted.  EOG does not expect the adoption of the new standard to have a material impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which amends certain aspects of accounting for share-based payment arrangements. ASU 2016-09 revises or provides alternative accounting for the tax impacts of share-based payment arrangements, forfeitures and minimum statutory tax withholdings and prescribes certain disclosures to be made in the period the new standard is adopted. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and early application is permitted. EOG is evaluating ASU 2016-09 in order to determine what impact the new standard will have on its consolidated financial statements and related disclosures.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2015 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Lease and Well	$8.9	$10.3	$28.2	$32.9
Gathering and Processing Costs	0.4	0.4	1.0	1.0
Exploration Costs	4.1	6.0	15.6	19.3
General and Administrative	24.2	23.6	52.3	48.8
Total	$37.6	$40.3	$97.1	$102.0

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards. At September 30, 2016, approximately 21.4 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $18.8 million and $20.0 million during the three months ended September 30, 2016 and 2015, respectively, and $45.0 million and $43.3 million during the nine months ended September 30, 2016 and 2015, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2016 and 2015 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted Average Fair Value of Grants	$25.77	$21.87	$19.28	$21.40
Expected Volatility	31.52%	38.04%	36.54%	32.54%
Risk-Free Interest Rate	0.78%	0.83%	0.43%	0.12%
Dividend Yield	0.76%	0.85%	0.82%	0.72%
Expected Life	5.4 years	5.3 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2016 and 2015 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	10,744	$67.98	10,493	$64.96
Granted	1,821	94.87	2,029	69.95
Exercised (1)	(1,673)	49.85	(1,291)	47.25
Forfeited	(241)	85.77	(203)	80.12
Outstanding at September 30 (2)	10,651	$75.02	11,028	$67.67
Vested or Expected to Vest (3)	10,300	$74.60	10,653	$67.22
Exercisable at September 30 (4)	6,302	$66.46	6,121	$57.34

(1)
The total intrinsic value of stock options/SARs exercised for the nine months ended September 30, 2016 and 2015 was $58.7 million and $52.4 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at September 30, 2016 and 2015 was $240.8 million and $136.9 million, respectively. At September 30, 2016 and 2015, the weighted average remaining contractual life was 4.1 years and 4.4 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2016 and 2015 was $237.2 million and $135.7 million, respectively. At September 30, 2016 and 2015, the weighted average remaining contractual life was 4.0 years and 4.3 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at September 30, 2016 and 2015 was $196.3 million and $121.6 million, respectively. At September 30, 2016 and 2015, the weighted average remaining contractual life was 2.8 years and 3.1 years, respectively.

At September 30, 2016, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $106.1 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.0 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $13.1 million and $16.2 million for the three months ended September 30, 2016 and 2015, respectively, and $45.5 million and $53.9 million for the nine months ended September 30, 2016 and 2015, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2016 and 2015 (shares and units in thousands):

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,908	$70.35	5,394	$64.39
Granted	833	87.76	1,036	77.90
Released (1)	(1,392)	53.15	(1,250)	51.02
Forfeited	(269)	76.40	(152)	74.83
Outstanding at September 30 (2)	4,080	$79.37	5,028	$70.18

(1)
The total intrinsic value of restricted stock and restricted stock units released for the nine months ended September 30, 2016 and 2015 was $116.3 million and $102.5 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2016 and 2015 was $394.6 million and $366.0 million, respectively.

At September 30, 2016, unrecognized compensation expense related to restricted stock and restricted stock units totaled $170.3 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.8 years.

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

At December 31, 2015, 405,000 Performance Awards were outstanding. Upon completion of the Performance Period for the Performance Awards granted in 2012, a performance multiple of 200% was applied to the 2012 grants resulting in an additional grant of 142,556 Performance Awards in February 2016. During the nine-month period ended September 30, 2016, a total of 71,805 Performance Awards were granted. A total of 134,016 Performance Awards were released during the nine months ended September 30, 2016, with a total intrinsic value of $9.7 million, based upon the closing price of EOG's common stock on the release date. Upon the application of the performance multiple at the completion of the remaining Performance Periods, a minimum of 151,096 and a maximum of 819,594 Performance Awards could be outstanding. There were 485,345 Performance Awards outstanding as of September 30, 2016. The total intrinsic value of Performance Awards outstanding at September 30, 2016 was $46.9 million.

Weighted average fair values and valuation assumptions used to value performance unit and performance stock grants of Performance Awards during the nine-month periods ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
Weighted Average Fair Value of Grants	$112.09	$80.64
Expected Volatility	32.01%	29.35%
Risk-Free Interest Rate	0.89%	1.07%

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Expected volatility is based on the term-matched historical volatility over the simulated term, which is calculated as the time between the grant date and the end of the performance period. The risk-free interest rate is based on a 3.25 year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date.

Stock-based compensation expense related to the Performance Award grants totaled $5.7 million and $4.1 million for the three month periods ended September 30, 2016 and 2015, respectively, and $6.6 million and $4.8 million for the nine month periods ended September 30, 2016 and 2015, respectively. At September 30, 2016, unrecognized compensation expense related to Performance Awards totaled $7.4 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.3 years.

3.    Net Loss Per Share

The following table sets forth the computation of Net Loss Per Share for the three-month and nine-month periods ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for Basic and Diluted Earnings Per Share -
Net Loss	$(190,000)	$(4,075,739)	$(954,334)	$(4,240,219)
Denominator for Basic Earnings Per Share -
Weighted Average Shares	547,838	545,920	547,295	545,466
Potential Dilutive Common Shares -
Stock Options/SARs	—	—	—	—
Restricted Stock/Units and Performance Units/Stock	—	—	—	—
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	547,838	545,920	547,295	545,466
Net Loss Per Share
Basic	$(0.35)	$(7.47)	$(1.74)	$(7.77)
Diluted	$(0.35)	$(7.47)	$(1.74)	$(7.77)

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units and stock that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 9.9 million and 9.8 million shares for the three months ended September 30, 2016 and 2015, respectively, and 10.2 million and 10.0 million shares for the nine months ended September 30, 2016 and 2015, respectively. For both the three months and nine months ended September 30, 2016, 4.6 million shares of restricted stock, restricted stock units and performance units were excluded. For both the three months and nine months ended September 30, 2015, 5.4 million shares of restricted stock, restricted stock units and performance units were excluded.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Interest (1)	$184,476	$152,590
Income Taxes, Net of Refunds Received	$(2,094)	$69,281

(1)	Net of capitalized interest of $25 million and $33 million for the nine months ended September 30, 2016 and 2015, respectively.

EOG's accrued capital expenditures at September 30, 2016 and 2015 were $375 million and $437 million, respectively.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Operating Revenues
United States	$2,023,130	$2,040,881	$5,007,119	$6,622,781
Trinidad	57,937	98,493	183,461	290,758
Other International (1)	37,437	33,054	58,013	47,128
Total	$2,118,504	$2,172,428	$5,248,593	$6,960,667
Operating (Loss) Income
United States	$(193,453)	$(6,110,284)	$(1,099,030)	$(6,271,908)
Trinidad	15,688	46,230	41,620	139,116
Other International (1)	(15,715)	(158,903)	(62,384)	(223,534)
Total	(193,480)	(6,222,957)	(1,119,794)	(6,356,326)
Reconciling Items
Other (Expense) Income, Net	(7,912)	8,607	(33,345)	7,996
Interest Expense, Net	(70,858)	(60,571)	(210,356)	(174,400)
Loss Before Income Taxes	$(272,250)	$(6,274,921)	$(1,363,495)	$(6,522,730)

(1)    Other International primarily includes EOG's United Kingdom, China and Canada operations.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at September 30, 2016 and December 31, 2015 (in thousands):

	At September 30, 2016	At December 31, 2015
Total Assets
United States	$23,949,843	$25,347,134
Trinidad	873,069	886,826
Other International (1)	732,009	736,510
Total	$25,554,921	$26,970,470

(1)    Other International primarily consists of EOG's United Kingdom, China and Canada operations.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Carrying Amount at Beginning of Period	$811,554	$752,718
Liabilities Incurred	40,080	38,095
Liabilities Settled (1)	(52,518)	(12,929)
Accretion	24,462	23,810
Revisions	(26,307)	(13,576)
Foreign Currency Translations	(7,851)	(4,361)
Carrying Amount at End of Period	$789,420	$783,757

Current Portion	$10,133	$11,592
Noncurrent Portion	$779,287	$772,165

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2016, are presented below (in thousands):

Nine Months Ended September 30, 2016
Balance at January 1	$8,955
Additions Pending the Determination of Proved Reserves	6,688
Reclassifications to Proved Properties	(5,274)
Costs Charged to Expense	(10,369)
Balance at September 30	$—

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and a defined benefit pension plan covering certain of its employees in Trinidad. For the nine months ended September 30, 2016 and 2015, EOG's total costs recognized for these pension plans were $28 million and $27 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

During the nine months ended September 30, 2016 and 2015, EOG utilized commercial paper borrowings bearing market interest rates, for various corporate financing purposes. At September 30, 2016 and 2015, EOG had zero and $30 million, respectively, of outstanding commercial paper borrowings and no uncommitted credit facility borrowings. The average borrowings outstanding under the commercial paper program were $155 million and $7 million during the nine months ended September 30, 2016 and 2015, respectively. The weighted average interest rates for commercial paper borrowings during the nine months ended September 30, 2016 and 2015 was 0.76% and 0.45%, respectively.

At September 30, 2016, $600 million aggregate principal amount of EOG's 5.875% Senior Notes due 2017 were reclassified as long-term debt based upon its intent and ability to ultimately replace such amount with other long-term debt.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. At September 30, 2016, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.53% and 3.50%, respectively.
11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2015 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2016. There were no such amounts outstanding at December 31, 2015. Amounts shown in millions.

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2016
Financial Assets (1)
Crude Oil Collars	$—	$1	$—	$1
Natural Gas Price Swaps/Options	—	4	—	4

(1)	At September 30, 2016, $2.2 million is included in "Current Assets - Assets From Price Risk Management Activities" and $2.5 million is included in "Other Assets" on the Consolidated Balance Sheets.

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

Proved oil and gas properties and other assets with a carrying amount of $625 million were written down to their fair value of $518 million, resulting in pretax impairment charges of $107 million for the nine months ended September 30, 2016. Included in the $107 million pretax impairment charges are $103 million of impairments of proved oil and gas properties and other property, plant and equipment for which EOG utilized an accepted offer from a third-party purchaser as the basis for determining fair value.

Fair Value of Debt. At September 30, 2016 and December 31, 2015, EOG had outstanding $6,990 million and $6,390 million, respectively, aggregate principal amount of senior notes, which had estimated fair values of approximately $7,395 million and $6,524 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the nine months ended September 30, 2016, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2016
April 12, 2016 through April 30, 2016 (closed)	90,000	$42.30
May 1, 2016 through June 30, 2016 (closed)	128,000	42.56

EOG has entered into crude oil collar contracts, which establish ceiling and floor prices for the sale of notional volumes of crude oil as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the average NYMEX West Texas Intermediate crude oil price for the contract month (Index Price) in the event the Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Index Price in the event the Index Price is below the floor price. Presented below is a comprehensive summary of EOG's crude oil collar contracts for the nine months ended September 30, 2016, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Collar Contracts
		Weighted Average Price ($/Bbl)
	Volume (Bbld)	Ceiling Price	Floor Price
2016
September 2016 (closed)	70,000	$54.25	$45.00
October 1, 2016 through December 31, 2016	70,000	54.25	45.00

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the nine months ended September 30, 2016, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2016
March 1, 2016 through August 31, 2016 (closed)	60,000	$2.49

2017
March 1, 2017 through November 30, 2017	30,000	$3.10

EOG has sold call options which establish a ceiling price for the sale of notional volumes of natural gas as specified in the call option contracts. The call options require that EOG pay the difference between the call option strike price and either the average or last business day NYMEX Henry Hub natural gas price for the contract month (Henry Hub Index Price) in the event the Henry Hub Index Price is above the call option strike price.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts for the nine months ended September 30, 2016, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2016
September 2016 (closed)	56,250	$3.46	—	$—
October 2016 (closed)	106,250	3.48	—	—
November 2016	106,250	3.48	—	—

2017
March 1, 2017 through November 30, 2017	168,750	$3.41	135,000	$2.90

2018
March 1, 2018 through November 30, 2018	75,000	$3.30	60,000	$2.90

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. There were no derivative instruments in a net liability position at September 30, 2016. EOG had no collateral posted and held no collateral at September 30, 2016 and December 31, 2015.

13.  Divestitures

During the first nine months of 2016, EOG received proceeds of approximately $458 million primarily from sales of producing properties and acreage in Texas, the Rocky Mountain area and Oklahoma. Additionally, in the third quarter of 2016, EOG signed purchase and sale agreements for the sale of certain properties in the United States. At September 30, 2016, the book value of these proved oil and gas properties and other property, plant and equipment held for sale and the related asset retirement obligations were $55 million and $14 million, respectively. During the first nine months of 2015, EOG received proceeds of approximately $144 million primarily from sales of gathering and processing assets.

During the third quarter of 2016, EOG completed the sale of all its Argentina assets.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

14. Subsequent Event

On October 4, 2016, EOG completed its previously announced mergers and related asset purchase transactions with Yates Petroleum Corporation (YPC), Abo Petroleum Corporation (ABO), MYCO Industries, Inc. (MYCO) and certain affiliated entities (collectively with YPC, ABO and MYCO, the Yates Entities). Subject to the terms of the agreements, EOG issued to the shareholders of YPC, ABO and MYCO and to certain of the sellers under the related asset purchase transactions an aggregate of approximately 25 million shares of EOG common stock and paid to certain of the sellers under the asset purchase transactions an aggregate of approximately $16 million in cash for total consideration transferred of $2.4 billion. In addition, under the terms of the transactions, EOG repaid approximately $164 million of debt owed by the Yates Entities, which was offset by approximately $64 million of cash of the Yates Entities.

The assets of the Yates Entities include producing wells in addition to acreage in the Delaware Basin Core, the Delaware Basin Shelf, the Powder River Basin and other Western basins. The financial results of YPC, ABO and MYCO will be included in EOG's consolidated financial statements beginning October 4, 2016.

EOG will account for the mergers with YPC, ABO and MYCO and related asset purchase transactions as a business combination under the acquisition method with EOG as the acquirer. Under the acquisition method, the consideration transferred is allocated to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired recorded as goodwill. Acquisition-related costs are expensed as incurred.

Due to the limited time elapsed since the acquisition date, the initial accounting for the business combination is incomplete. As a result, EOG is unable to provide amounts recognized as of October 4, 2016, the acquisition date, for major classes of assets acquired and liabilities assumed from these transactions. This information will be included in EOG's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Crude oil and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, natural gas liquids (NGLs) and natural gas and the availability of other worldwide energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGL, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2016 will continue to impact the amount of cash generated from operating activities, which will in turn impact EOG's financial position and results of operations. For the first nine months of 2016, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $41.36 per barrel and $2.26 per million British thermal units (MMBtu), respectively, representing declines of 15% each from the average NYMEX prices in 2015. Based on its 2016 drilling plan, which has been influenced by the continued low commodity price environment, EOG expects 2016 crude oil and condensate and natural gas production to decline slightly as compared to 2015.

During the first nine months of 2016, EOG continued to focus on increasing drilling and completion efficiencies using precision lateral targeting and advanced completion methods and reducing operating and capital costs through efficiency improvements and service cost reductions. These efficiency gains along with realized lower service costs resulted in lower drilling and completion costs and decreased operating expenses during the first nine months of 2016. EOG continues to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 72% of United States production during the nine months of 2016 as compared to 71% for the same comparable period of 2015. During the first nine months of 2016, drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas, Utah and Wyoming.

On October 4, 2016, EOG completed its previously announced mergers and related asset purchase transactions with Yates Petroleum Corporation (YPC), Abo Petroleum Corporation (ABO), MYCO Industries, Inc. (MYCO) and certain affiliated entities (collectively with YPC, ABO and MYCO, the Yates Entities). The Yates Entities had recent net production of approximately 28,600 barrels of oil equivalent per day, with 48 percent crude oil. The assets of the Yates Entities include 1.6 million total net acres, with approximately 180,000 net acres in the Delaware Basin Core, approximately 130,000 net acres in the Delaware Basin Shelf and approximately 200,000 net acres in the Powder River Basin. The financial results of YPC, ABO and MYCO will be included in EOG's consolidated financial statements beginning October 4, 2016.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block and the Sercan Area (formerly known as the EMZ area) have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary and crude oil and condensate which is sold to the Petroleum Company of Trinidad and Tobago Limited. In the third quarter of 2016, EOG installed a platform and pipeline in the Sercan Area in preparation for its fourth quarter 2016 and 2017 drilling program. In the fourth quarter of 2016, EOG expects to drill and complete one net well and initiate natural gas sales by year end.

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

During the third quarter of 2016, EOG completed the sale of all its Argentina assets.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 37% and 34% at September 30, 2016 and December 31, 2015, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On October 4, 2016, in connection with the mergers and related asset purchase transactions with the Yates Entities, EOG issued to the Yates Entities an aggregate of approximately 25 million shares of EOG common stock, subject to the terms of the agreements, and paid to certain of the sellers under the asset purchase transactions an aggregate of approximately $16 million in cash for total consideration transferred of $2.4 billion. In addition, under the terms of the agreements, EOG repaid approximately $164 million of debt owed by the Yates Entities, which was offset by approximately $64 million of cash of the Yates Entities.

At September 30, 2016, $600 million aggregate principal amount of EOG's 5.875% Senior Notes due 2017 were reclassified as long-term debt based upon its intent and ability to ultimately replace such amount with other long-term debt.

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

Total anticipated 2016 capital expenditures are estimated to range from approximately $2.6 billion to $2.8 billion, excluding acquisitions. The majority of 2016 expenditures will continue to be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months and nine months ended September 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Net Operating Revenues. During the third quarter of 2016, net operating revenues decreased $53 million, or 2%, to $2,119 million from $2,172 million for the same period of 2015. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2016 decreased $103 million, or 7%, to $1,455 million from $1,558 million for the same period of 2015. EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $5 million for the third quarter of 2016 compared to net gains of $29 million for the same period of 2015. Gathering, processing and marketing revenues for the third quarter of 2016 decreased $40 million, or 7%, to $532 million from $572 million for the same period of 2015. Net gains on asset dispositions for the third quarter of 2016 were $108 million, up $109 million, from the net loss of $1 million for the same period of 2015.

Wellhead volume and price statistics for the three-month periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
Crude Oil and Condensate Volumes (MBbld) (1)
United States	275.7	278.3
Trinidad	0.7	1.0
Other International (2)	6.2	0.2
Total	282.6	279.5
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$43.66	$45.93
Trinidad	34.81	38.56
Other International (2)	43.53	61.80
Composite	43.63	45.91
Natural Gas Liquids Volumes (MBbld) (1)
United States	81.9	77.7
Other International (2)	—	0.1
Total	81.9	77.8
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$14.92	$13.25
Other International (2)	—	8.05
Composite	14.92	13.24
Natural Gas Volumes (MMcfd) (1)
United States	791	889
Trinidad	329	355
Other International (2)	24	30
Total	1,144	1,274
Average Natural Gas Prices ($/Mcf) (3)
United States	$1.94	$2.04
Trinidad	1.86	2.90
Other International (2)	3.74	7.18	(5)
Composite	1.95	2.40
Crude Oil Equivalent Volumes (MBoed) (4)
United States	489.4	504.2
Trinidad	55.6	60.2
Other International (2)	10.2	5.2
Total	555.2	569.6

Total MMBoe (4)	51.1	52.4

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Canada operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the third quarter of 2016 decreased $43 million, or 4%, to $1,138 million from $1,181 million for the same period of 2015. The decline was primarily due to a lower composite wellhead crude oil and condensate price ($59 million), partially offset by an increase of 3 MBbld, or 1%, in wellhead crude oil and condensate production ($16 million). Increased production was primarily due to increases in the Permian Basin and the commencement of production from Conwy, partially offset by declines in the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the third quarter of 2016 decreased 5% to $43.63 per barrel compared to $45.91 per barrel for the same period of 2015.

NGL revenues for the third quarter of 2016 increased $17 million, or 18%, to $112 million from $95 million for the same period of 2015 due to a higher composite average price ($13 million) and an increase of 4 MBbld, or 5%, in NGL deliveries ($4 million) primarily in the Permian Basin. EOG's composite NGL price for the third quarter of 2016 increased 13% to $14.92 per barrel compared to $13.24 per barrel for the same period of 2015.

Wellhead natural gas revenues for the third quarter of 2016 decreased $77 million, or 27%, to $205 million from $282 million for the same period of 2015. The decrease was due to a lower composite wellhead natural gas price ($48 million) and a decrease in natural gas deliveries ($29 million). Natural gas deliveries for the third quarter of 2016 decreased 130 MMcfd, or 10%, compared to the same period of 2015 due primarily to lower production in the United States (98 MMcfd) and Trinidad (26 MMcfd). The decrease in the United States was due primarily to decreased production in the Fort Worth Basin Barnett Shale, Eagle Ford and South Texas areas, partially offset by increased production of associated natural gas from the Permian Basin. The decrease in Trinidad was primarily due to lower contractual deliveries. EOG's composite wellhead natural gas price for the third quarter of 2016 decreased 19% to $1.95 per Mcf compared to $2.40 per Mcf for the same period of 2015.

During the third quarter of 2016, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $5 million compared to net gains of $29 million for the same period of 2015. During the third quarter of 2016, net cash paid for settlements of financial commodity derivative contracts was $25 million compared to net cash received of $100 million for the same period of 2015.

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

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2016 increased $23 million as compared to the same prior year period. The increase primarily reflects higher margins in 2016 on crude oil marketing activities.

Operating and Other Expenses.  For the third quarter of 2016, operating expenses of $2,312 million were $6,083 million lower than the $8,395 million incurred during the third quarter of 2015.  Third quarter 2015 operating expenses included impairments of proved properties, other property, plant and equipment and other assets of $6,225 million related to commodity price declines. The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Lease and Well	$4.42	$5.40
Transportation Costs	3.93	3.88
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	17.01	13.16
Other Property, Plant and Equipment	0.57	0.61
General and Administrative (G&A)	1.84	1.73
Interest Expense, Net	1.38	1.15
Total (1)	$29.15	$25.93

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, DD&A and interest expense, net, for the three months ended September 30, 2016, compared to the same period of 2015 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

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

Lease and well expenses of $226 million for the third quarter of 2016 decreased $57 million from $283 million for the same prior year period primarily due to decreased operating and maintenance costs ($46 million) and lower lease and well administrative expenses ($14 million).

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

DD&A expenses for the third quarter of 2016 increased $178 million to $900 million from $722 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2016 were $180 million higher than the same prior year period. The increase primarily reflects increased rates in the United States ($196 million) and commencement of crude oil production from Conwy in the United Kingdom ($12 million), partially offset by decreased production in the United States ($19 million) and Trinidad ($3 million) and decreased rates in Trinidad ($5 million). DD&A unit rates in the United States increased primarily due to downward revisions of reserves at December 31, 2015, as a result of lower commodity prices.

Exploration costs of $25 million for the third quarter of 2016 decreased $6 million from $31 million for the same prior year period primarily due to decreased exploration administrative expenses ($4 million) and decreased geological and geophysical costs ($2 million), all in the United States.

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

Impairments of $178 million for the third quarter of 2016 were $6,129 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties and related assets in the United States ($5,977 million) and lower impairments of proved and unproved properties in Other International ($155 million), partially offset by increased amortization of unproved property costs in the United States ($5 million). Third quarter 2015 proved properties and related asset impairments in the United States were primarily related to legacy natural gas assets and marginal liquids plays. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $104 million and $6,225 million for the third quarter of 2016 and 2015, respectively.

Interest expense, net, of $71 million for the third quarter of 2016 increased $10 million compared to the same prior year period primarily due to interest expense on the Notes issued in January 2016 ($11 million) and decreased capitalized interest ($2 million), partially offset by reduced interest expense as a result of the repayment of the 2016 Notes during February 2016 ($3 million).

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2016 decreased $14 million to $92 million (6.3% of wellhead revenues) compared to $106 million (6.8% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreases in ad valorem/property taxes ($10 million) and in severance/production taxes ($3 million), primarily as a result of decreased wellhead revenues, both in the United States.

Other (expense) income, net for the third quarter of 2016 increased $17 million compared to the same prior year period primarily due to increased deferred compensation expense, partially offset by a decrease in foreign currency exchange losses.

EOG recognized an income tax benefit of $82 million for the third quarter of 2016 compared to an income tax benefit of $2,199 million in the third quarter of 2015, primarily due to a decrease in pretax loss resulting from the absence of certain 2015 impairments. The net effective tax rate of 30% for the third quarter of 2016 was less than the statutory tax rate of 35% due mostly to foreign taxes. Based on events occurring during the period, EOG accrued interest of $2 million related to unrecognized income tax benefits. These unrecognized tax benefits, if required to be paid, would result in additional tax credits available for future use. Accordingly, the impact to the consolidated balance sheet at September 30, 2016, included a $36 million increase to both unrecognized tax benefits and deferred tax assets.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Net Operating Revenues. During the first nine months of 2016, net operating revenues decreased $1,712 million, or 25%, to $5,249 million from $6,961 million for the same period of 2015. Total wellhead revenues for the first nine months of 2016 decreased $1,272 million, or 25%, to $3,777 million from $5,049 million for the same period of 2015. During the first nine months of 2016, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $34 million compared to net gains of $57 million for the same period of 2015. Gathering, processing and marketing revenues for the first nine months of 2016 decreased $469 million, or 26%, to $1,352 million from $1,821 million for the same period of 2015. Net gains on asset dispositions for the first nine months of 2016 increased $107 million to $102 million from net losses of $5 million for the same period of 2015.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
Crude Oil and Condensate Volumes (MBbld)
United States	269.0	284.4
Trinidad	0.8	0.9
Other International	3.0	0.2
Total	272.8	285.5
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$39.53	$49.94
Trinidad	31.36	41.98
Other International	35.30	58.44
Composite	39.46	49.92
Natural Gas Liquids Volumes (MBbld)
United States	81.9	76.2
Other International	—	0.1
Total	81.9	76.3
Average Natural Gas Liquids Prices ($/Bbl)
United States	$13.34	$14.94
Other International	—	6.05
Composite	13.34	14.93
Natural Gas Volumes (MMcfd)
United States	813	895
Trinidad	346	342
Other International	25	31
Total	1,184	1,268
Average Natural Gas Prices ($/Mcf) (1)
United States	$1.46	$2.14
Trinidad	1.88	3.01
Other International	3.57	4.63	(2)
Composite	1.62	2.44
Crude Oil Equivalent Volumes (MBoed)
United States	486.4	509.8
Trinidad	58.5	57.9
Other International	7.2	5.4
Total	552.1	573.1

Total MMBoe	151.3	156.5

(1)	Excludes the impact of financial commodity derivative instruments.

(2)	Includes revenue adjustment of $1.19 per Mcf related to a price adjustment for natural gas sales made in China during the period June 2012 through March 2015.

Wellhead crude oil and condensate revenues for the first nine months of 2016 decreased $943 million, or 24%, to $2,951 million from $3,894 million for the same period of 2015 due primarily to a lower composite wellhead crude oil and condensate price ($782 million) and a decrease of 13 MBbld, or 4%, in wellhead crude oil and condensate production ($161 million). Decreased production was primarily due to declines in the Eagle Ford and the Rocky Mountain area, partially offset by increased production in the Permian Basin. EOG's composite wellhead crude oil and condensate price for the first nine months of 2016 decreased 21% to $39.46 per barrel compared to $49.92 per barrel for the same period of 2015.

NGL revenues for the first nine months of 2016 decreased $12 million, or 4%, to $299 million from $311 million for the same period of 2015 due primarily to a lower composite average price ($36 million), partially offset by an increase of 6 MBbld, or 7%, in NGL deliveries ($24 million) primarily in the Permian Basin. EOG's composite NGL price for the first nine months of 2016 decreased 11% to $13.34 per barrel compared to $14.93 per barrel for the same period of 2015.

Wellhead natural gas revenues for the first nine months of 2016 decreased $317 million, or 38%, to $527 million from $844 million for the same period of 2015 primarily due to a lower composite wellhead natural gas price ($264 million) and a decrease of 84 MMcfd, or 7%, in natural gas deliveries ($53 million) primarily due to lower production in the United States. The decrease in the United States was due primarily to decreased production in the Fort Worth Basin Barnett Shale and South Texas areas, partially offset by increased production of associated natural gas from the Permian Basin. EOG's composite wellhead natural gas price for the first nine months of 2016 decreased 34% to $1.62 per Mcf compared to $2.44 per Mcf for the same period of 2015.

During the first nine months of 2016, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $34 million compared to net gains of $57 million for the same period of 2015. During the first nine months of 2016, net cash paid from settlements of financial commodity derivative contracts was $22 million compared to net cash received of $661 million for the same period of 2015.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2016 increased $82 million as compared to the same period of 2015. The increase primarily reflects higher margins in 2016 on crude oil marketing activities and sand sales, partially offset by lower margins in natural gas marketing activities.

Operating and Other Expenses. For the first nine months of 2016, operating expenses of $6,368 million were $6,949 million lower than the $13,317 million incurred during the same period of 2015. Operating expenses for the first nine months of 2015 included impairments of proved properties, other property, plant and equipment and other assets of $6,230 million related to commodity price declines. The following table presents the costs per Boe for the nine-month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Lease and Well	$4.53	$5.97
Transportation Costs	3.77	4.10
DD&A -
Oil and Gas Properties	17.23	15.64
Other Property, Plant and Equipment	0.57	0.61
G&A	1.93	1.65
Interest Expense, Net	1.39	1.11
Total (1)	$29.42	$29.08

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net, for the nine months ended September 30, 2016, compared to the same period of 2015 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

Lease and well expenses of $686 million for the first nine months of 2016 decreased $248 million from $934 million for the same prior year period primarily due to lower operating and maintenance costs ($214 million) and lease and well administrative expenses ($33 million), all in the United States.

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

Transportation costs of $571 million for the first nine months of 2016 decreased $71 million from $642 million for the same prior year period primarily due to decreased transportation costs in the Rocky Mountain area ($47 million), the Eagle Ford ($18 million) and the Fort Worth Basin Barnett Shale area ($14 million), partially offset by increased transportation costs in the Permian Basin ($10 million).

DD&A expenses for the first nine months of 2016 increased $147 million to $2,691 million from $2,544 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2016 were $156 million higher than the same prior year period. The increase primarily reflects increased rates in the United States ($240 million) and the commencement of crude oil production from Conwy in the United Kingdom ($14 million), partially offset by decreased production in the United States ($96 million). DD&A unit rates in the United States increased primarily due to downward revisions of reserves at December 31, 2015, as a result of lower commodity prices.

Exploration costs of $86 million for the first nine months of 2016 decreased $29 million from $115 million for the same prior year period primarily due to decreased geological and geophysical costs ($16 million) and decreased administrative expenses ($15 million) in the United States.

G&A expenses of $293 million for the first nine months of 2016 increased $35 million from $258 million for the same prior year period primarily due to employee-related expenses in connection with certain voluntary retirements.

Interest expense, net, of $210 million for the first nine months of 2016 increased $36 million compared to the same prior year period primarily due to a net increase in debt outstanding ($28 million) and decreased capitalized interest ($8 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs for the first nine months of 2016 decreased $16 million to $90 million compared to the same prior year period primarily due to decreased operating expenses in the Eagle Ford ($11 million) and Fort Worth Basin Barnett Shale area ($6 million), partially offset by costs associated with the commencement of crude oil production from Conwy in the United Kingdom ($4 million) and increased activities in the Permian Basin ($2 million).

Impairments of $322 million for the first nine months of 2016 were $6,123 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties and related assets in the United States ($5,978 million) and lower impairments of proved and unproved properties in Other International ($155 million), partially offset by increased amortization of unproved property costs in the United States ($14 million), which was caused by higher amortization rates being applied to undeveloped leasehold costs in response to the significant decrease in commodity prices and an increase in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. For the first nine months of 2015, proved property and related asset impairments in the United States were related to legacy natural gas assets and marginal liquids plays. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $107 million and $6,230 million for the first nine months of 2016 and 2015, respectively.

Taxes other than income for the first nine months of 2016 decreased $88 million to $246 million (6.5% of wellhead revenues) from $334 million (6.6% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes ($58 million) as a result of decreased wellhead revenues and decreased ad valorem/property taxes ($39 million) in the United States, partially offset by a decrease in credits available to EOG in 2016 for Texas high-cost gas severance tax rate reductions ($11 million).

Other (expense) income, net for the first nine months of 2016 increased $41 million compared to the same prior year period primarily due to an increase in foreign currency exchange losses and increased deferred compensation expense.

EOG recognized an income tax benefit of $409 million for the first nine months of 2016 compared to an income tax benefit of $2,283 million for the same period in 2015, primarily due to a decrease in pretax loss resulting from the absence of certain 2015 impairments. The net effective tax rate for the first nine months of 2016 was 30% primarily due to additional Trinidad taxes resulting from a tax settlement reached in the second quarter of 2016 ($43 million).

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2016, were funds generated from operations, net proceeds from the issuance of the Notes and proceeds from sales of assets. The primary uses of cash were funds used in operations; exploration and development expenditures; repayments of debt; dividend payments to stockholders; other property, plant and equipment expenditures; and purchases of treasury stock in connection with stock compensation plans. During the first nine months of 2016, EOG's cash balance increased $330 million to $1,049 million from $719 million at December 31, 2015.

Net cash provided by operating activities of $1,554 million for the first nine months of 2016 decreased $1,425 million compared to the same period of 2015 primarily due to a decrease in wellhead revenues ($1,272 million) and an unfavorable change in the net cash received from the settlement of commodity derivative contracts ($683 million), partially offset by a decrease in cash operating expenses ($420 million) and a favorable change in net cash paid for income taxes ($71 million).

Net cash used in investing activities of $1,264 million for the first nine months of 2016 decreased by $3,282 million compared to the same period of 2015 due to a decrease in additions to oil and gas properties ($2,137 million), favorable changes in working capital associated with investing activities ($640 million), an increase in proceeds from sales of assets ($313 million) and a decrease in additions to other property, plant and equipment ($192 million).

Net cash provided by financing activities of $28 million for the first nine months of 2016 included net proceeds from the issuance of the Notes ($991 million). Cash used in financing activities for the first nine months of 2016 included repayments of the 2016 Notes ($400 million), cash dividend payments ($277 million), net commercial paper repayments ($260 million) and purchases of treasury stock in connection with stock compensation plans ($56 million). Net cash provided by financing activities of $231 million for the first nine months of 2015 included net proceeds from the issuance of long-term debt ($990 million), net commercial paper borrowings ($30 million), excess tax benefits from stock-based compensation ($24 million) and proceeds from stock options exercised and employee stock purchase plan activity ($15 million). Cash used in financing activities for the first nine months of 2015 included repayments of long-term debt ($500 million), cash dividend payments ($275 million) and purchases of treasury stock in connection with stock compensation plans ($43 million).

Total Expenditures. For the year 2016, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $2.6 billion to $2.8 billion, excluding acquisitions. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015
Expenditure Category
Capital
Exploration and Development Drilling	$1,431	$2,723
Facilities	253	661
Leasehold Acquisitions	48	111
Property Acquisitions	14	376
Capitalized Interest	25	33
Subtotal	1,771	3,904
Exploration Costs	86	115
Dry Hole Costs	10	14
Exploration and Development Expenditures	1,867	4,033
Asset Retirement Costs	14	26
Total Exploration and Development Expenditures	1,881	4,059
Other Property, Plant and Equipment	61	253
Total Expenditures	$1,942	$4,312

Exploration and development expenditures of $1,867 million for the first nine months of 2016 were $2,166 million lower than the same period of 2015 primarily due to decreased exploration and drilling expenditures in the United States ($1,207 million), Trinidad ($79 million) and Other International ($6 million); decreased facilities expenditures ($408 million); decreased property acquisitions ($362 million); decreased leasehold acquisitions ($63 million); and decreased geological and geophysical expenditures ($16 million). Exploration and development expenditures for the first nine months of 2016 of $1,867 million consisted of $1,686 million in development drilling and facilities, $142 million in exploration, $25 million in capitalized interest and $14 million in property acquisitions. Exploration and development expenditures for the first nine months of 2015 of $4,033 million consisted of $3,339 million in development drilling and facilities, $376 million in property acquisitions, $285 million in exploration and $33 million in capitalized interest.

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

The total fair value of EOG's commodity derivative contracts was reflected on the Consolidated Balance Sheets at September 30, 2016, as a net asset of $5 million. Presented below is a comprehensive summary of EOG's crude oil price swap contracts through November 3, 2016, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2016
April 12, 2016 through April 30, 2016 (closed)	90,000	$42.30
May 1, 2016 through June 30, 2016 (closed)	128,000	42.56

EOG has entered into crude oil collar contracts, which establish ceiling and floor prices for the sale of notional volumes of crude oil as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the average NYMEX West Texas Intermediate crude oil price for the contract month (Index Price) in the event the Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Index Price in the event the Index Price is below the floor price. Presented below is a comprehensive summary of EOG's crude oil collar contracts through November 3, 2016, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Collar Contracts
		Weighted Average Price ($/Bbl)
	Volume (Bbld)	Ceiling Price	Floor Price
2016
September 1, 2016 through October 31, 2016 (closed)	70,000	$54.25	$45.00
November 1, 2016 through December 31, 2016	70,000	54.25	45.00

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through November 3, 2016, with notional volumes expressed in MMBtu per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2016
March 1, 2016 through August 31, 2016 (closed)	60,000	$2.49

2017
March 1, 2017 through November 30, 2017	30,000	$3.10

EOG has sold call options which establish a ceiling price for the sale of notional volumes of natural gas as specified in the call option contracts. The call options require that EOG pay the difference between the call option strike price and either the average or last business day NYMEX Henry Hub natural gas price for the contract month (Henry Hub Index Price) in the event the Henry Hub Index Price is above the call option strike price.

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts through November 3, 2016, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2016
September 2016 (closed)	56,250	$3.46	—	$—
October 1, 2016 through November 30, 2016 (closed)	106,250	3.48	—	—

2017
March 1, 2017 through November 30, 2017	213,750	$3.44	171,000	$2.92

2018
March 1, 2018 through November 30, 2018	120,000	$3.38	96,000	$2.94

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

July 1, 2016 - July 31, 2016	16,659	$82.78	—	6,386,200
August 1, 2016 - August 31, 2016	43,995	89.55	—	6,386,200
September 1, 2016 - September 30, 2016	229,414	93.62	—	6,386,200
Total	290,068	92.38	—

(1)
Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the third quarter of 2016, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

* ** 2.1	-	Agreement and Plan of Merger, dated as of September 2, 2016, by and among EOG Resources, Inc., ERI Holdings I, Inc. and Yates Petroleum Corporation.

* 10.1	-	Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 27, 2016).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* ***101.INS	-	XBRL Instance Document.

* ***101.SCH	-	XBRL Schema Document.

* ***101.CAL	-	XBRL Calculation Linkbase Document.

* ***101.DEF	-	XBRL Definition Linkbase Document.

* ***101.LAB	-	XBRL Label Linkbase Document.

* ***101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
**    Annexes, exhibit and disclosure schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  A list of the annexes and exhibit is included after the table of contents in the Agreement and Plan of Merger. The disclosure schedules set forth various matters in respect of the representations, warranties, covenants and other provisions of the Agreement and Plan of Merger.  EOG Resources, Inc. agrees to furnish a supplemental copy of any such omitted annexes, exhibit or disclosure schedules to the United States Securities and Exchange Commission upon request.
***    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three and Nine Months Ended September 30, 2016 and 2015, (ii) the Consolidated Balance Sheets - September 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 and 2015 and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 3, 2016	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

* ** 2.1	-	Agreement and Plan of Merger, dated as of September 2, 2016, by and among EOG Resources, Inc., ERI Holdings I, Inc. and Yates Petroleum Corporation.

* 10.1	-	Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 27, 2016).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* ***101.INS	-	XBRL Instance Document.

* ***101.SCH	-	XBRL Schema Document.

* ***101.CAL	-	XBRL Calculation Linkbase Document.

* ***101.DEF	-	XBRL Definition Linkbase Document.

* ***101.LAB	-	XBRL Label Linkbase Document.

* ***101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
**    Annexes, exhibit and disclosure schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  A list of the annexes and exhibit is included after the table of contents in the Agreement and Plan of Merger. The disclosure schedules set forth various matters in respect of the representations, warranties, covenants and other provisions of the Agreement and Plan of Merger.  EOG Resources, Inc. agrees to furnish a supplemental copy of any such omitted annexes, exhibit or disclosure schedules to the United States Securities and Exchange Commission upon request.
***    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income - Three and Nine Months Ended September 30, 2016 and 2015, (ii) the Consolidated Balance Sheets - September 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 and 2015 and (iv) the Notes to Consolidated Financial Statements.