Form 10-K
period 2016-12-31
EOG RESOURCES INC
filed 2017-02-27
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Common Stock aggregate market value held by non-affiliates as of June 30, 2016: $45,822 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  Class: Common Stock, par value $0.01 per share, 576,832,077 shares outstanding as of February 17, 2017.

Documents incorporated by reference.  Portions of the Definitive Proxy Statement for the registrant's 2017 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2016, are incorporated by reference into Part III of this report.

(i)

PART I

ITEM 1.  Business

General

EOG Resources, Inc., a Delaware corporation organized in 1985, together with its subsidiaries (collectively, EOG), explores for, develops, produces and markets crude oil and natural gas primarily in major producing basins in the United States of America (United States or U.S.), The Republic of Trinidad and Tobago (Trinidad), the United Kingdom (U.K.), The People's Republic of China (China), Canada and, from time to time, select other international areas.  EOG's principal producing areas are further described in "Exploration and Production" below.  EOG's Annual Reports on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and any amendments to those reports are made available, free of charge, through EOG's website, as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (SEC).  EOG's website address is www.eogresources.com. Information on our website is not incorporated by reference into, and does not constitute a part of, this report.

At December 31, 2016, EOG's total estimated net proved reserves were 2,147 million barrels of oil equivalent (MMBoe), of which 1,178 million barrels (MMBbl) were crude oil and condensate reserves, 416 MMBbl were natural gas liquids (NGLs) reserves and 3,318  billion cubic feet (Bcf), or 553 MMBoe, were natural gas reserves (see "Supplemental Information to Consolidated Financial Statements").  At such date, approximately 97% of EOG's net proved reserves, on a crude oil equivalent basis, were located in the United States and 3% in Trinidad.  Crude oil equivalent volumes are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet (Mcf) of natural gas.

As of December 31, 2016, EOG employed approximately 2,650 persons, including foreign national employees.

EOG's business strategy is to maximize the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries.  This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term production growth while maintaining a strong balance sheet.  EOG is focused on cost-effective utilization of advanced technology associated with three-dimensional seismic and microseismic data, the development of reservoir simulation models, the use of improved drill bits, completion technologies for horizontal drilling and formation evaluation.  These advanced technologies are used, as appropriate, throughout EOG to reduce the risks associated with all aspects of oil and gas exploration, development and exploitation.  EOG implements its strategy primarily by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations is also an important goal in the implementation of EOG's strategy.

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

Exploration and Production

United States Operations

EOG's operations are focused in most of the productive basins in the United States with a focus on crude oil and, to a lesser extent, liquids-rich natural gas plays.

At December 31, 2016, on a crude oil equivalent basis, 56% of EOG's net proved reserves in the United States were crude oil and condensate, 20% were NGLs and 24% were natural gas. The majority of these reserves are in long-lived fields with well-established production characteristics. EOG believes that opportunities exist to increase production through continued development in and around many of these fields and through the utilization of applicable technologies. EOG also maintains an active exploration program designed to extend fields and add new trends and resource plays to its already broad portfolio. The following is a summary of significant developments during 2016 and certain 2017 plans for EOG's United States operations.

The Eagle Ford continues to prove itself as a world-class crude oil field having produced in excess of 2.0 billion barrels of crude oil and condensate. With approximately 528,000 of its 590,000 total net acres in the prolific oil window, EOG continues to be the largest crude oil producer in the Eagle Ford with cumulative gross production in excess of 365 MMBbl of crude oil. In 2016, EOG completed 236 net Eagle Ford wells and also tested a new Austin Chalk play concept with the completion of 14 net Austin Chalk wells. EOG is still evaluating the extent of prospectivity of the Austin Chalk, which overlays the Eagle Ford. Net production from the Eagle Ford averaged approximately 166 thousand barrels per day (MBbld) of crude oil and condensate, 27 MBbld of NGLs and 161 million cubic feet per day (MMcfd) of natural gas. EOG also expanded its enhanced oil recovery (EOR) gas injection program with the implementation of a 32-well commercialization pilot which is showing favorable early results. In 2017, EOG expects to complete approximately 195 net Eagle Ford wells and 25 net Austin Chalk wells, continue to improve well productivity and reduce drilling and completion costs as well as operating expenses. In addition, based on encouraging results, EOG will continue to expand the implementation of the EOR gas injection program into additional areas. The combination of self-sourced sand, dedicated completions crews and other services along with continuous well optimization programs have made this play a centerpiece of EOG's portfolio.

In the Permian Basin, EOG completed 92 net wells primarily in the Delaware Basin Wolfcamp Shale, Second Bone Spring and Leonard plays during 2016, and significantly increased its acreage position in each of these world-class assets. In the Delaware Basin Wolfcamp Shale play, where it has approximately 346,000 net acres, EOG followed a development plan with well spacing as close as 660 feet in the crude oil portion and 880 feet in the combo portion. The success of the 2016 Delaware Basin Wolfcamp Shale program was due to precision targeting, high-density stimulations, cost reductions, and lateral length extensions. The average lateral length of completed wells in the Delaware Basin Wolfcamp Shale play increased from approximately 4,600 feet in 2015 to approximately 5,200 feet in 2016. The high-return Delaware Basin Wolfcamp Shale play, where EOG completed 71 net wells in 2016, will continue to be an area of focus in 2017. In the Second Bone Spring play, where it holds approximately 289,000 net acres, EOG completed 13 net wells. With over 1,800 estimated remaining net drilling locations, the Second Bone Spring play is another integral part of EOG's Permian Basin portfolio. In the Leonard Shale play, EOG has approximately 160,000 net acres and continued development in 2016 with eight net wells completed. Net production in the Permian Basin for 2016 averaged approximately 47 MBbld of crude oil and condensate, and 16 MBbld of NGLs, an increase of 47% over 2015. Net natural gas production increased 29% to approximately 139 MMcfd. EOG holds approximately 630,000 net acres throughout the Permian Basin. In 2017, activity will be focused primarily in the Delaware Basin Wolfcamp Shale, Second Bone Spring and Leonard plays, where EOG expects to complete approximately 140 net wells.

On October 4, 2016, EOG completed its previously announced merger and related asset purchase transactions with Yates Petroleum Corporation (YPC), Abo Petroleum Corporation (ABO), MYCO Industries, Inc. (MYCO), and certain affiliated entities (collectively with YPC, ABO and MYCO, the "Yates Entities"), thereby gaining a presence in Artesia, New Mexico. The Yates transaction added, among other acreage, highly-prospective core acreage of approximately 180,000 net acres in the Delaware Basin Core and approximately 200,000 net acres in the Powder River Basin that will be exploited by existing EOG operations. In 2017, EOG will be focused on fully integrating the existing Yates Entities personnel, exploring its approximate 130,000 net acres in the Permian Basin Northwest Shelf in New Mexico (acquired from the Yates Entities) and optimizing the legacy Yates net production of approximately 28,600 barrels of oil equivalent per day (Boed). In 2017, EOG plans to drill and complete approximately five net wells in the Permian Basin Northwest Shelf and assess the remaining 1.1 million net acres acquired from the Yates Entities in New Mexico, Wyoming, Colorado, Montana, North Dakota, and Utah.

In 2016, the Rocky Mountain area experienced increased EOG activity, driven in large part by the completion of the majority of its drilled uncompleted wells (DUCs). This area also achieved significant reductions in lease operating expenses and capital costs while making gains in well productivity. In the Powder River Basin, EOG successfully expanded development programs in both the Turner and Parkman formations, completing 20 net wells. EOG increased its net acreage position in the Powder River Basin from approximately 376,000 net acres to approximately 572,000 net acres, largely driven by the Yates transaction. Given EOG's sizable acreage footprint and improving well results, the Powder River Basin will be one focal point of EOG's 2017 development program. In 2016, EOG continued successful infill drilling in the Williston Basin Bakken , completing 48 net wells, including DUCs. The Bakken continues to produce superior wells, and EOG plans to continue development operations in this area in 2017. In the DJ Basin, EOG completed 30 net wells, including the majority of its DUCs drilled in 2014. Substantial reductions in capital costs, driven by drilling, completion, and facility design changes coupled with improvements in well productivity and formation targeting, have significantly increased the rates of return of future wells in the DJ Basin. EOG plans to continue development in the DJ Basin in 2017. Net production for the entire Rocky Mountain area for 2016 averaged approximately 48 MBbld of crude oil and condensate, 11 MBbld of NGLs and 154 MMcfd of natural gas. In 2017, EOG plans to complete approximately 80 net wells in the Rocky Mountain area. EOG holds approximately 1.7 million net acres in the Rocky Mountain area, an increase of approximately 880,000 from 2015 largely driven by the Yates transaction.

In the Upper Gulf Coast region, EOG focused on portfolio enhancement through an active exploration, evaluation and disposition program in 2016. Total net production in 2016 from the Upper Gulf Coast averaged approximately 2 MBbld of crude oil and condensate, 1 MBbld of NGLs and 34 MMcfd of natural gas. In the fourth quarter of 2016, EOG divested all of its Haynesville natural gas assets which included average net production of approximately 30 MMcfd on 90,000 net acres. Additional smaller asset sales occurred throughout the year. EOG completed seven net wells in 2016 and plans to complete approximately 10 net wells in 2017 in this region. At year-end 2016, EOG held approximately 370,000 net acres in the Upper Gulf Coast region.

Similar to the Upper Gulf Coast region, the Mid-Continent area has been an area of active portfolio management. Total net production in 2016 from the Mid-Continent area averaged approximately 3 MBbld of crude oil and condensate, 2 MBbld of NGLs and 21 MMcfd of natural gas. EOG held approximately 300,000 net acres throughout the Mid-Continent area at year-end 2016 and expects to continue its exploration program in 2017.

In the Fort Worth Basin, EOG divested all of its Barnett Shale natural gas assets in Johnson County, Texas, in the fourth quarter of 2016. Net production from the divested properties in 2016 was approximately 135 MMcfd of natural gas and 4 MBbld of NGLs, and included 85,000 net acres. EOG still operates a large liquids-rich Barnett Shale acreage position (Barnett Combo) located primarily in Montague and Cooke Counties. Daily average net production in the Barnett Shale was approximately 3 MBbld of crude oil and condensate, 22 MBbld of NGLs and 217 MMcfd of natural gas during 2016. EOG held approximately 234,000 net acres in the Fort Worth Basin as of year-end 2016.

In the South Texas area, total net production during 2016 averaged approximately 2 MBbld of crude oil and condensate, 2 MBbld of NGLs and 42 MMcfd of natural gas. EOG drilled three net natural gas wells in 2016 and deferred additional completions until market conditions become more favorable. In 2017, EOG expects to complete approximately 10 net liquids-rich natural gas wells in the Frio and Vicksburg trends, where it holds approximately 205,000 net acres. Exploration efforts will continue in this region, primarily focusing on liquids-rich exploration plays.

Net production in the Marcellus Shale for 2016 averaged approximately 17 MMcfd of natural gas. EOG currently holds approximately 210,000 net acres with Marcellus and Utica Shale potential. EOG plans to complete approximately five net wells in 2017.

EOG has agreements with certain crude oil refining companies to deliver an average of 46 MBbld of crude oil in 2017. EOG intends to fulfill these crude oil delivery obligations with its Eagle Ford production.

At December 31, 2016, EOG held approximately 2.2 million net undeveloped acres in the United States.

During 2016, EOG continued to operate its gathering and processing activities in the Eagle Ford in South Texas, the Bakken and Three Forks plays in North Dakota and the Permian Basin in West Texas and New Mexico. At December 31, 2016, EOG-owned natural gas processing capacity in the Eagle Ford and Barnett Shale totaled 325 MMcfd and 180 MMcfd, respectively.

In 2016, EOG continued to own its crude oil facilities near Stanley, North Dakota, St. James, Louisiana, and Stroud, Oklahoma.

EOG operates its own sand mine and sand processing plants in Hood County, Texas, to reduce costs and to help fulfill EOG's sand needs for its well completion operations in Texas. Additionally, EOG owns a second Hood County sand processing plant, which processes sand sourced from the north Texas area, as needed.

In 2016, EOG continued to process sand from its Chippewa Falls, Wisconsin, sand plant on an as-needed basis.

EOG operates three sand unloading facilities to support well completions in the Delaware Basin, Eagle Ford and the Williston Basin Bakken.

During 2016, EOG shipped the equivalent of 152 sand unit trains from various sources to support well completions in the Delaware Basin, Eagle Ford and other plays.

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

Several fields in the SECC Block, Modified U(a) Block, Modified U(b) Block, Block 4(a) and the Sercan Area have been developed and are producing natural gas and crude oil and condensate. Natural gas from EOG's Trinidad operations currently is sold under various contracts with the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC). Crude oil and condensate from EOG's Trinidad operations currently is sold to the Petroleum Company of Trinidad and Tobago Limited (Petrotrin).  In 2016, EOG's net production from Trinidad averaged approximately 340 MMcfd of natural gas and approximately 0.8 MBbld of crude oil and condensate.

In 2016, EOG installed a platform and pipeline in the Sercan Area in preparation for its three net well drilling program. In the fourth quarter of 2016, EOG drilled and completed one net well and began drilling a second well. EOG expects to bring the remaining two net wells of the Sercan program on-line in early 2017 and to drill an additional three net wells in the second half of 2017.

In 2017, it is anticipated that EOG's Trinidad operations will supply approximately 395 MMcfd (295 MMcfd, net) of natural gas from its existing proved reserves. All of the natural gas produced from EOG's Trinidad operations in 2017 is expected to be supplied to NGC under various contracts with NGC. All crude oil and condensate produced from EOG's Trinidad operations in 2017 is expected to be supplied to Petrotrin under various contracts with Petrotrin.

At December 31, 2016, EOG held approximately 40,000 net undeveloped acres in Trinidad.

United Kingdom. EOG's subsidiary, EOG Resources United Kingdom Limited (EOGUK), owns a 25% non-operating working interest in a portion of Block 49/16a, located in the Southern Gas Basin of the North Sea. Production ceased at the end of the third quarter of 2015, and decommissioning is planned for the second half of 2017.

In 2007, EOGUK was awarded a license for two blocks in the East Irish Sea – Blocks 110/7b and 110/12a. In 2009, EOGUK drilled a successful oil exploratory well in the East Irish Sea Block 110/12a. EOG began production from its 100% working interest East Irish Sea Conwy crude oil project in March 2016. Modifications to the nearby third-party-owned Douglas platform, which is used to process Conwy production, were completed in the first quarter of 2016 and acceptance and performance testing is ongoing.

In 2016, production averaged approximately 3.4 MBbld of crude oil, net, in the United Kingdom.

At December 31, 2016, EOG held approximately 4,000 net undeveloped acres in the United Kingdom.

China. In July 2008, EOG acquired rights from ConocoPhillips in a Petroleum Contract covering the Chuan Zhong Block exploration area in the Sichuan Basin, Sichuan Province, China. In October 2008, EOG obtained the rights to shallower zones on the acquired acreage. EOG plans to drill and complete four wells in 2017 in the Sichuan Basin, Sichuan Province, China.

In 2016, production averaged approximately 15 MMcfd of natural gas, net, in China.

Canada. EOG sold all of its assets in Manitoba and the majority of its assets in Alberta in two separate transactions that closed on or about December 1, 2014. EOG divested 1.3 million gross acres (1.1 million net), 97 percent of which were in Alberta. Of the approximate 5,800 net producing wells sold, 5,155 wells were natural gas. In 2016, net production in Canada averaged approximately 10 MMcfd of natural gas.

Argentina. EOG's investment in Argentina was sold during the third quarter of 2016.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Marketing

In 2016, EOG's wellhead crude oil and condensate production was sold into local markets or transported either by pipeline or truck to downstream markets. In each case, the price received was based on market prices at that specific sales point or based on the price index applicable for that location. Major U.S. sales areas included the Midwest, the Permian Basin, Cushing, Oklahoma, Louisiana, and other points along the U.S. Gulf Coast. In 2017, the pricing mechanism for such production is expected to remain the same.

In 2016, EOG processed certain of its natural gas production, either at EOG-owned facilities or at third-party facilities, extracting NGLs. NGLs were sold at prevailing market prices. In 2017, the pricing mechanism for such production is expected to remain the same.

In 2016, EOG's United States wellhead natural gas production was sold into local markets or transported by pipeline to downstream markets. Pricing was based on the spot market at the ultimate sales point. In 2017, the pricing mechanism for such production is expected to remain the same.

In 2016, a large majority of the wellhead natural gas volumes from Trinidad were sold under contracts with prices which were either wholly or partially dependent on Caribbean ammonia index prices and/or methanol prices. The remaining volumes were sold under a contract at prices partially dependent on United States Henry Hub market prices. The pricing mechanisms for these contracts in Trinidad are expected to remain the same in 2017.

In December 2014, EOG put in place arrangements to market and sell its U.K. wellhead crude oil production from the Conwy field, which commenced production in March 2016. The crude oil sales are based on a Dated Brent price or other market prices, as applicable.

In 2016, all wellhead natural gas volumes from China were sold at regulated prices based on the purchaser's pipeline sales volumes to various local market segments. The pricing mechanism for production in China is expected to remain the same in 2017.

In certain instances, EOG purchases and sells third-party crude oil and natural gas in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.

During 2016, three purchasers each accounted for more than 10% of EOG's total wellhead crude oil and condensate, NGL and natural gas revenues and gathering, processing and marketing revenues. All three purchasers are in the crude oil refining industry. EOG does not believe that the loss of any single purchaser would have a material adverse effect on its financial condition or results of operations.

Wellhead Volumes and Prices

The following table sets forth certain information regarding EOG's wellhead volumes of, and average prices for, crude oil and condensate, NGLs and natural gas. The table also presents crude oil equivalent volumes which are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 Mcf of natural gas for each of the years ended December 31, 2016, 2015 and 2014. See ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, for wellhead volumes on a per-day basis.

Year Ended December 31	2016	2015	2014

Crude Oil and Condensate Volumes (MMBbl) (1)
United States:
Eagle Ford	60.7	66.3	65.0
Delaware Basin	17.0	9.8	5.1
Other	24.2	27.3	32.8
United States	101.9	103.4	102.9
Trinidad	0.3	0.3	0.3
Other International (2)	1.2	0.1	2.2
Total	103.4	103.8	105.4
Natural Gas Liquids Volumes (MMBbl) (1)
United States:
Eagle Ford	10.0	9.9	9.0
Delaware Basin	5.8	3.1	2.0
Other	14.1	15.1	18.1
United States	29.9	28.1	29.1
Other International (2)	—	—	0.2
Total	29.9	28.1	29.3
Natural Gas Volumes (Bcf) (1)
United States:
Eagle Ford	59	65	60
Delaware Basin	50	27	17
Other	187	231	259
United States	296	323	336
Trinidad	125	127	132
Other International (2)	9	12	26
Total	430	462	494
Crude Oil Equivalent Volumes (MMBoe) (3)
United States:
Eagle Ford	80.6	87.1	84.0
Delaware Basin	31.2	17.4	9.9
Other	69.3	80.9	94.1
United States	181.1	185.4	188.0
Trinidad	21.1	21.6	22.4
Other International (2)	2.8	1.9	6.7
Total	205.0	208.9	217.1

Year Ended December 31	2016	2015	2014

Average Crude Oil and Condensate Prices ($/Bbl) (4)
United States	$41.84	$47.55	$92.73
Trinidad	33.76	39.51	84.63
Other International (2)	36.72	57.32	86.75
Composite	41.76	47.53	92.58
Average Natural Gas Liquids Prices ($/Bbl) (4)
United States	$14.63	$14.50	$31.84
Other International (2)	—	4.61	40.73
Composite	14.63	14.49	31.91
Average Natural Gas Prices ($/Mcf) (4)
United States	$1.60	$1.97	$3.93
Trinidad	1.88	2.89	3.65
Other International (2)	3.64	5.05	4.40
Composite	1.73	2.30	3.88

(1)	Million barrels or billion cubic feet, as applicable.

(2)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(3)	Million barrels of oil equivalent; includes crude oil and condensate, NGLs and natural gas.

(4)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to Consolidated Financial Statements).

Competition

EOG competes with major integrated oil and gas companies, government-affiliated oil and gas companies and other independent oil and gas companies for the acquisition of licenses and leases, properties and reserves and access to the facilities, equipment, materials, services, and employees and other contract personnel (including geologists, geophysicists, engineers and other specialists) required to explore for, develop, produce, market and transport crude oil and natural gas. In addition, certain of EOG's competitors have financial and other resources substantially greater than those EOG possesses and have established strategic long-term positions and strong governmental relationships in countries in which EOG may seek new or expanded entry. As a consequence, EOG may be at a competitive disadvantage in certain respects, such as in bidding for drilling rights or in accessing necessary services, facilities, equipment, materials and personnel. In addition, EOG's larger competitors may have a competitive advantage when responding to factors that affect demand for crude oil and natural gas, such as changing worldwide prices and levels of production and the cost and availability of alternative fuels. EOG also faces competition, to a lesser extent, from competing energy sources, such as alternative energy sources.

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

EOG also owns crude oil rail loading facilities in North Dakota, crude oil rail unloading facilities in Oklahoma and Louisiana, and crude oil truck unloading facilities in certain of its U.S. plays. Regulation of such facilities is conducted at the state and federal levels and generally includes various safety, environmental, permitting and packaging/labeling requirements. Additional regulation pertaining to these matters is considered and/or adopted from time to time. Although EOG cannot predict what effect, if any, any such new regulations might have on its crude-by-rail operations and the transportation of its crude oil production by truck, EOG could be required to incur additional capital expenditures and increased compliance and operating costs depending on the nature and extent of such future regulatory changes. EOG did not transport any crude oil by rail during 2016.

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

In addition, EOG has acquired certain oil and gas properties from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under EOG's control. Under environmental laws and regulations, EOG could be required to remove or remediate wastes disposed of or released by prior owners or operators. EOG also could incur costs related to the clean-up of third-party sites to which it sent regulated substances for disposal or to which it sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at such third-party sites. In addition, EOG could be responsible under environmental laws and regulations for oil and gas properties in which EOG previously owned or currently owns an interest, but was or is not the operator. Moreover, EOG is subject to the United States (U.S.) Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of greenhouse gas (GHG) emissions and, as discussed further below, is also subject to federal, state and local laws and regulations regarding hydraulic fracturing.

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

Climate Change - United States. Local, state, national and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues. In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions, the U.S. EPA has adopted regulations for certain large sources regulating GHG emissions as pollutants under the federal Clean Air Act. Also, in December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect on November 4, 2016. It remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of GHG emissions at the federal and state level.

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

Hydraulic Fracturing - United States. Most onshore crude oil and natural gas wells drilled by EOG are completed and stimulated through the use of hydraulic fracturing. Hydraulic fracturing technology, which has been used by the oil and gas industry for more than 60 years and is constantly being enhanced, enables EOG to produce crude oil and natural gas from formations that otherwise would not be recovered. Specifically, hydraulic fracturing is a process in which pressurized fluid is pumped into underground formations to create tiny fractures or spaces that allow crude oil and natural gas to flow from the reservoir into the well so that it can be brought to the surface. Hydraulic fracturing generally takes place thousands of feet underground, a considerable distance below any drinking water aquifers, and there are impermeable layers of rock between the area fractured and the water aquifers. The makeup of the fluid used in the hydraulic fracturing process is typically more than 99% water and sand, and less than 1% of highly diluted chemical additives; lists of the chemical additives most typically used in fracturing fluids are available to the public via internet websites and in other publications sponsored by industry trade associations and through state agencies in those states that require the reporting of the components of fracturing fluids. While the majority of the sand remains underground to hold open the fractures, a significant percentage of the water and chemical additives flow back and are then either reused or safely disposed of at sites that are approved and permitted by the appropriate regulatory authorities. EOG regularly conducts audits of these disposal facilities to monitor compliance with applicable regulations.

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements. In April 2012, however, the U.S. EPA issued regulations specifically applicable to the oil and gas industry that require operators to significantly reduce volatile organic compounds (VOC) emissions from natural gas wells that are hydraulically fractured through the use of "green completions" to capture natural gas that would otherwise escape into the air. The U.S. EPA also issued regulations that establish standards for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. In addition, in May 2016, the U.S. EPA issued regulations that require operators to reduce methane and VOC emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations.

In March 2015, the BLM issued new regulations applicable to hydraulic fracturing activities on federal and Indian lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback and produced water. Those regulations were set aside by a federal district court in June 2016, but are on appeal to the 10th Circuit Court of Appeals. In addition, in November 2016, the BLM issued a final rule that limits venting, flaring and leaking of natural gas from oil and gas wells and equipment on federal and Indian lands. There have been various other proposals to regulate hydraulic fracturing at the federal level. Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements, additional operating and compliance costs and additional operating restrictions.

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

Other International Regulation. EOG's exploration and production operations outside the United States are subject to various types of regulations, including environmental regulations, imposed by the respective governments of the countries in which EOG's operations are conducted, and may affect EOG's operations and costs of compliance within those countries. EOG currently has operations in Trinidad, the United Kingdom, China and Canada. EOG is unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, including those regarding climate change and hydraulic fracturing, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect EOG's operations, financial condition and results of operations. EOG will continue to review the risks to its business and operations associated with all environmental matters, including climate change and hydraulic fracturing regulation. In addition, EOG will continue to monitor and assess any new policies, legislation, regulations and treaties in the areas where it operates to determine the impact on its operations and take appropriate actions, where necessary.

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

Other Matters

Energy Prices. EOG is a crude oil and natural gas producer and is impacted by changes in prices of crude oil and condensate, NGLs and natural gas. Consistent with EOG's 2015 production, crude oil and condensate and NGL production comprised a larger portion of EOG's production mix in 2016 than in historical prior years. Average crude oil and condensate prices received by EOG for production in the United States decreased 12% in 2016, 49% in 2015 and 11% in 2014, each as compared to the immediately preceding year. Average NGL prices received by EOG for production in the United States increased 1% in 2016 and decreased 54% in 2015 and 2% in 2014, each as compared to the immediately preceding year. During the last three years, average United States wellhead natural gas prices have fluctuated, at times rather dramatically. These fluctuations resulted in a 19% decrease in the average wellhead natural gas price received by EOG for production in the United States in 2016, a 50% decrease in 2015 and an 18% increase in 2014, each as compared to the immediately preceding year. Due to the many uncertainties associated with the world political environment (for example, the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries), the global supply of and demand for crude oil and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors, EOG is unable to predict what changes may occur in prices of crude oil and condensate, NGLs and natural gas in the future. For additional discussion regarding changes in crude oil and natural gas prices and the risks that such changes may present to EOG, see ITEM 1A, Risk Factors.

Including the impact of EOG's 2017 crude oil derivative contracts (exclusive of options) and based on EOG's tax position, EOG's price sensitivity in 2017 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $77 million for net income and $96 million for cash flows from operating activities. Including the impact of EOG's 2017 natural gas derivative contracts (exclusive of options) and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2017 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $12 million for net income and $15 million for cash flows from operating activities. For a summary of EOG's financial commodity derivative contracts through February 20, 2017, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Derivative Transactions. For a summary of EOG's financial commodity derivative contracts for the twelve months ended December 31, 2016, see Note 12 to Consolidated Financial Statements.

Risk Management. EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in prices of crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. See Note 12 to Consolidated Financial Statements. For a summary of EOG's financial commodity derivative contracts through February 20, 2017, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Derivative Transactions.

All of EOG's crude oil and natural gas activities are subject to the risks normally incident to the exploration for, and development, production and transportation of, crude oil and natural gas, including rig and well explosions, cratering, fires, loss of well control and leaks and spills, each of which could result in damage to life, property and/or the environment. EOG's operations are also subject to certain perils, including hurricanes and other adverse weather conditions. Moreover, EOG's activities are subject to governmental regulations as well as interruption or termination by governmental authorities based on environmental and other considerations. Losses and liabilities arising from such events could reduce revenues and increase costs to EOG to the extent not covered by insurance.

Insurance is maintained by EOG against some, but not all, of these risks in accordance with what EOG believes are customary industry practices and in amounts and at costs that EOG believes to be prudent and commercially practicable. Specifically, EOG maintains commercial general liability and excess liability coverage provided by third-party insurers for bodily injury or death claims resulting from an incident involving EOG's operations (subject to policy terms and conditions). Moreover, in the event an incident involving EOG's operations results in negative environmental effects, EOG maintains operators extra expense coverage provided by third-party insurers for obligations, expenses or claims that EOG may incur from such an incident, including obligations, expenses or claims in respect of seepage and pollution, cleanup and containment, evacuation expenses and control of the well (subject to policy terms and conditions). In the event of a well control incident resulting in negative environmental effects, such operators extra expense coverage would be EOG's primary coverage, with the commercial general liability and excess liability coverage referenced above also providing certain coverage to EOG. All of EOG's drilling activities are conducted on a contractual basis with independent drilling contractors and other third-party service contractors. The indemnification and other risk allocation provisions included in such contracts are negotiated on a contract-by-contract basis and are each based on the particular circumstances of the services being provided and the anticipated operations.

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

Executive Officers of the Registrant

The current executive officers of EOG and their names and ages (as of February 27, 2017) are as follows:

Name	Age	Position

William R. Thomas	64	Chairman of the Board and Chief Executive Officer

Gary L. Thomas	67	President and Chief Operating Officer

Lloyd W. Helms, Jr.	59	Executive Vice President, Exploration and Production

David W. Trice	46	Executive Vice President, Exploration and Production

Timothy K. Driggers	55	Executive Vice President and Chief Financial Officer

Michael P. Donaldson	54	Executive Vice President, General Counsel and Corporate Secretary

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

Timothy K. Driggers was elected Executive Vice President and Chief Financial Officer in April 2016. Previously, Mr. Driggers served as Vice President and Chief Financial Officer from July 2007 to April 2016. He was elected Vice President and Controller of EOG in October 1999, was subsequently named Vice President, Accounting and Land Administration in October 2000 and Vice President and Chief Accounting Officer in August 2003. Mr. Driggers is EOG's principal financial officer. Mr. Driggers joined a predecessor of EOG in August 1995.

Michael P. Donaldson was elected Executive Vice President, General Counsel and Corporate Secretary in April 2016. Previously, Mr. Donaldson served as Vice President, General Counsel and Corporate Secretary from May 2012 to April 2016. He was elected Corporate Secretary in May 2008, and was appointed Deputy General Counsel and Corporate Secretary in July 2010. Mr. Donaldson joined EOG in September 2007.

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

Crude oil, natural gas and NGL prices are volatile, and the substantial and extended decline in commodity prices has had, and may continue to have, a material and adverse effect on us.

Prices for crude oil and natural gas (including prices for natural gas liquids (NGLs) and condensate) fluctuate widely. Among the factors that can or could cause these price fluctuations are:

•	domestic and worldwide supplies of crude oil, NGLs and natural gas;

•	the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries;

•	domestic and international drilling activity;

•	the price and quantity of imported and exported crude oil, NGLs and natural gas;

•	the level of consumer demand;

•	weather conditions and changes in weather patterns;

•	the availability, proximity and capacity of appropriate transportation facilities, gathering, processing and compression facilities and refining facilities;

•	worldwide economic and political conditions, including political instability or armed conflict in oil and gas producing regions;

•	the price and availability of, and demand for, competing energy sources, including alternative energy sources;

•
the nature and extent of governmental regulation, including environmental regulation, regulation of derivatives transactions and hedging activities, tax laws and regulations and laws and regulations with respect to the import and export of crude oil, natural gas and related commodities;

•	the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and

•	the effect of worldwide energy conservation measures and alternative fuel requirements.

Governmental actions may also affect crude oil, natural gas, and NGL prices. It is uncertain what impact the election of the new administration and the new Congress will have on the exploration for, and production of, crude oil, natural gas and NGLs.

Beginning in the fourth quarter of 2014 and continuing through 2016, crude oil prices substantially declined. In addition, natural gas and NGL prices began to decline substantially in the second quarter of 2014, and such lower prices continued during 2016. The above-described factors and the volatility of commodity prices make it difficult to predict future crude oil, natural gas and NGL prices. As a result, we cannot predict how long these lower prices will continue and, while commodity prices increased somewhat during 2016 from 2014 and 2015 levels, there can be no assurance of further and/or sustained price increases or that the prices for crude oil, natural gas and/or NGLs will not again decline.

Our cash flows and results of operations depend to a great extent on prevailing commodity prices. Accordingly, substantial and extended declines in commodity prices can materially and adversely affect the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.

Lower commodity prices can also reduce the amount of crude oil, natural gas and NGLs that we can produce economically. Substantial declines in the prices of these commodities can render uneconomic a significant portion of our exploration, development and exploitation projects, resulting in our having to make significant downward adjustments to our estimated proved reserves. As a result, prolonged or substantial declines in commodity prices can materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance our capital expenditures and, in turn, the trading price of our common stock.

In addition, significant prolonged decreases in commodity prices may cause the expected future cash flows from our properties to fall below their respective net book values, which will require us to write down the value of our properties. Such asset impairments could materially and adversely affect our results of operations and financial position.

In fact, the substantial declines in crude oil, natural gas and NGL prices that began in 2014 and continued in 2015 and into 2016 materially and adversely affected the amount of cash flows we had available for our capital expenditures and other operating expenses and our results of operations during fiscal years 2015 and 2016.

If commodity prices decline from current levels for an extended period of time, our financial condition, cash flows and results of operations will be adversely affected and we may be limited in our ability to maintain our current level of dividends on our common stock. In addition, we may be required to incur impairment charges and/or make significant additional downward adjustments to our proved reserve estimates. As a result, our financial condition and results of operations will be further adversely affected.

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

Local, state, national and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. For example, we are subject to the United States (U.S.) Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of greenhouse gas (GHG) emissions. In addition, in May 2016, the U.S. EPA issued regulations that require operators to reduce methane emissions and emissions of volatile organic compounds from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect on November 4, 2016. It remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of GHG emissions at the federal and state level.

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

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements. In March 2015, however, the U.S. Bureau of Land Management (BLM) issued new regulations applicable to hydraulic fracturing activities on federal and Indian lands, including requirements for chemical disclosure, wellbore integrity, and handling of flow back and produced water. Those regulations were set aside by a federal district court in June 2016, but are on appeal to the 10th Circuit Court of Appeals. In November 2016, the BLM issued a final rule that limits venting, flaring and leaking of natural gas from oil and gas wells and equipment on federal and Indian lands. In addition, there have been various other proposals to regulate hydraulic fracturing at the federal level. Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements, additional operating and compliance costs and additional operating restrictions. Moreover, some state and local governments have imposed or have considered imposing various conditions and restrictions on drilling and completion operations. Any such federal or state requirements, restrictions or conditions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing. Accordingly, our production of crude oil and natural gas could be materially and adversely affected. For additional discussion regarding climate change regulation and hydraulic fracturing regulation, see Climate Change - United States and Hydraulic Fracturing - United States under ITEM 1, Business - Regulation.

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

From time to time, we seek to acquire crude oil and natural gas properties - for example, our October 2016 mergers and related asset purchase transactions with Yates Petroleum Corporation and certain of its affiliated entities. Although we perform reviews of properties to be acquired in a manner that we believe is duly diligent and consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential problems (such as title or environmental issues), nor may they permit us to become sufficiently familiar with the properties in order to assess fully their deficiencies and potential. Even when problems with a property are identified, we often may assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements. In addition, there are numerous uncertainties inherent in estimating quantities of crude oil and natural gas reserves (as discussed further below), actual future production rates and associated costs with respect to acquired properties. Actual reserves, production rates and costs may vary substantially from those assumed in our estimates. In addition, an acquisition may have a material and adverse effect on our business and results of operations, particularly during the periods in which the operations of the acquired properties are being integrated into our ongoing operations or if we are unable to effectively integrate the acquired properties into our ongoing operations.

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

Lower crude oil and natural gas prices, however, reduce our cash flows and could also delay or impair our ability to consummate certain planned non-core asset sales and divestitures. Further, if the condition of the credit and capital markets materially declines, we might not be able to obtain financing on terms we consider acceptable, if at all. Weakness and/or volatility in domestic and global financial markets or economic conditions and a depressed commodity price environment may increase the interest rates that lenders and commercial paper investors require us to pay and adversely affect our ability to finance our capital expenditures through equity or debt offerings or other borrowings. A reduction in our cash flows (for example, as a result of lower crude oil and natural gas prices or unanticipated well shut-ins) and the corresponding adverse effect on our financial condition and results of operations may also increase the interest rates that lenders and commercial paper investors require us to pay. In addition, a substantial increase in interest rates would decrease our net cash flows available for reinvestment. Any of these factors could have a material and adverse effect on our business, financial condition and results of operations.

Our ability to obtain financings and the terms of any financings are, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. Factors that may impact our credit ratings include our debt levels; planned asset purchases or sales; near-term and long-term production growth opportunities; liquidity; asset quality; cost structure; product mix; and commodity pricing levels (including, but not limited to, the estimates and assumptions of credit rating agencies with respect to future commodity prices). In February 2016, Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. (each an independent credit rating agency), as a result of their lowered assumptions with respect to future commodity prices, each lowered its credit ratings of several investment grade-rated U.S. oil and gas exploration and production companies, including its rating of our long-term debt. Such ratings downgrades could increase our borrowing costs and may adversely impact our ability to access financings. In addition, we cannot provide any assurance that our current credit ratings will remain in effect for any given period of time or that our credit ratings will be raised in the future, nor can we provide any assurance that any of our credit ratings will not be further lowered.

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

We compete with major integrated oil and gas companies, government-affiliated oil and gas companies and other independent oil and gas companies for the acquisition of licenses and leases, properties and reserves and access to the facilities, equipment, materials, services and employees and other contract personnel (including geologists, geophysicists, engineers and other specialists) necessary to explore for, develop, produce, market and transport crude oil and natural gas. In addition, certain of our competitors have financial and other resources substantially greater than those we possess and have established strategic long-term positions and strong governmental relationships in countries in which we may seek new or expanded entry. As a consequence, we may be at a competitive disadvantage in certain respects, such as in bidding for drilling rights or in accessing necessary services, facilities, equipment, materials and personnel. In addition, our larger competitors may have a competitive advantage when responding to factors that affect demand for crude oil and natural gas, such as changing worldwide prices and levels of production and the cost and availability of alternative fuels. We also face competition, to a lesser extent, from competing energy sources, such as alternative energy sources.

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

We use derivative instruments (primarily financial price swap, option, swaption, collar and basis swap contracts) to hedge the impact of fluctuations in crude oil and natural gas prices on our results of operations and cash flows. To the extent that we engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in crude oil and natural gas prices above the prices established by our hedging contracts. Our forecasted crude oil production for 2017 is currently approximately 5% hedged at approximately $50.04 per barrel, and our forecasted natural gas production for 2017 is currently approximately 30% hedged at approximately $3.07 per million British thermal units. As a result, a portion of our forecasted production for 2017 remains unhedged and subject to fluctuating market prices. If we are ultimately unable to hedge additional production volumes for 2017 and beyond, we will be impacted by further commodity price declines, which may result in lower net cash provided by operating activities. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

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

We qualify as a "non-financial entity" for purposes of the End-User Exception and, as such, we are eligible for, and expect to utilize, such exception. As a result, our hedging activities will not be subject to mandatory clearing or the margin requirements imposed in connection with mandatory clearing. We also qualify as a "non-financial end user" for purposes of the Margin Rule; therefore, our uncleared swaps are not subject to regulatory margin requirements. Finally, we believe our hedging activities would constitute bona fide hedging under the Position Limits Rule and would not be subject to limitation under such rule if it is enacted. However, many of our hedge counterparties and many other market participants may not be eligible for the End-User Exception, may be subject to mandatory clearing or the Margin Rule for swaps with some or all of their other swap counterparties, and/or may be subject to the Position Limits Rule. In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations related to derivatives (collectively, Foreign Regulations) which may apply to our transactions with counterparties subject to such Foreign Regulations.

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

•	unilateral or forced renegotiation, modification or nullification of existing contracts with governmental entities;

•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations; and

•	currency restrictions or exchange rate fluctuations (e.g., as a result of Great Britain's June 2016 vote to leave the European Union ("Brexit")).

Our international operations may also be adversely affected by U.S. laws and policies affecting foreign trade and taxation, including modifications to, or withdrawal from, international trade treaties. The realization of any of these factors could materially and adversely affect our business, financial condition and results of operations.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the U.S. and have functional currencies other than the U.S. dollar. The assets, liabilities, revenues and expenses of certain of these foreign subsidiaries are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if the amount has not changed in the original currency. These translations could result in changes to our results of operations from period to period. For the fiscal year ended December 31, 2016, less than 1% of our net operating revenues related to operations of our foreign subsidiaries whose functional currency was not the U.S. dollar.

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

Acreage. The following table summarizes EOG's developed and undeveloped acreage at December 31, 2016. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

United States	3,162,359	2,225,092	3,156,070	2,236,902	6,318,429	4,461,994
Trinidad	77,485	66,578	48,520	38,816	126,005	105,394
United Kingdom	11,830	5,603	12,683	4,248	24,513	9,851
China	130,548	130,548	—	—	130,548	130,548
Canada	40,000	35,771	105,560	98,436	145,560	134,207
Total	3,422,222	2,463,592	3,322,833	2,378,402	6,745,055	4,841,994

Most of our undeveloped oil and gas leases, particularly in the United States, are subject to lease expiration if initial wells are not drilled within a specified period, generally between three and five years. Approximately 0.3 million net acres will expire in 2017, 0.2 million net acres will expire in 2018 and 0.2 million net acres will expire in 2019 if production is not established or we take no other action to extend the terms of the leases or obtain concessions. In the ordinary course of business, based on our evaluations of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future. As of December 31, 2016, there were no proved undeveloped reserves associated with such undeveloped acreage.

Producing Well Summary. EOG operated 11,297 gross and 9,525 net producing crude oil and natural gas wells at December 31, 2016. Gross crude oil and natural gas wells include 813 wells with multiple completions. The following table represents wells in which EOG owns a working interest, including non-EOG operated wells.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net

United States	9,852	5,855	7,755	4,493	17,607	10,348
Trinidad	13	10	35	30	48	40
United Kingdom	3	3	—	—	3	3
China	—	—	30	30	30	30
Canada	3	1	26	25	29	26
Total	9,871	5,869	7,846	4,578	17,717	10,447

Drilling and Acquisition Activities.  During the years ended December 31, 2016, 2015 and 2014, EOG expended $6.4 billion, $4.9 billion and $7.9 billion, respectively, for exploratory and development drilling, facilities and acquisition of leases and producing properties, including asset retirement obligations of $(20) million, $53 million and $196 million, respectively.  Included in the 2016 expenditures was $3.9 million of acquisitions of producing properties and leases in connection with the Yates transaction. The following tables set forth the results of the gross crude oil and natural gas wells completed for the years ended December 31, 2016, 2015 and 2014:

	Gross Development Wells Completed				Gross Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2016
United States	524	39	6	569	1	—	—	1
Trinidad	—	1	—	1	—	—	—	—
Total	524	40	6	570	1	—	—	1
2015
United States	494	16	9	519	2	—	—	2
Trinidad	—	3	—	3	—	1	—	1
China	—	—	—	—	—	3	2	5
Total	494	19	9	522	2	4	2	8
2014
United States	901	47	8	956	12	—	5	17
Trinidad	—	1	—	1	—	—	—	—
United Kingdom	—	—	—	—	—	—	1	1
China	—	—	—	—	—	2	—	2
Canada	42	—	—	42	—	—	—	—
Argentina	—	—	—	—	—	—	3	3
Total	943	48	8	999	12	2	9	23

The following tables set forth the results of the net crude oil and natural gas wells completed for the years ended December 31, 2016, 2015 and 2014:

	Net Development Wells Completed				Net Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2016
United States	420	17	6	443	1	—	—	1
Trinidad	—	1	—	1	—	—	—	—
Total	420	18	6	444	1	—	—	1
2015
United States	457	14	8	479	2	—	—	2
Trinidad	—	2	—	2	—	1	—	1
China	—	—	—	—	—	3	2	5
Total	457	16	8	481	2	4	2	8
2014
United States	807	39	7	853	11	—	5	16
Trinidad	—	1	—	1	—	—	—	—
United Kingdom	—	—	—	—	—	—	1	1
China	—	—	—	—	—	2	—	2
Canada	35	—	—	35	—	—	—	—
Argentina	—	—	—	—	—	—	1	1
Total	842	40	7	889	11	2	7	20

EOG participated in the drilling of wells that were in the process of being drilled or completed at the end of the period as set out in the table below for the years ended December 31, 2016, 2015 and 2014:

	Wells in Progress at End of Period
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net

United States	237	194	516	429	388	327
Trinidad	1	1	—	—	1	1
China	—	—	—	—	2	2
Total	238	195	516	429	391	330

Included in the previous table of wells in progress at the end of the period were wells which had been drilled, but were not completed (DUCs). The following table sets forth EOG's DUCs, for which proved undeveloped reserves had been booked, as of the end of each period.

	Drilled Uncompleted Wells at End of Period
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net

United States	173	137	406	333	306	269
Total	173	137	406	333	306	269

In order to effectively manage its capital expenditures and to provide flexibility in managing its drilling rig and well completion schedules, EOG, from time to time, will have an inventory of DUCs. At December 31, 2016, there were approximately 72 MMBoe of net proved undeveloped reserves associated with EOG's inventory of DUCs. Under EOG's current drilling plan, all such DUCs are expected to be completed within five years from the original booking date of such reserves.

EOG acquired wells, which includes the acquisition of additional interests in certain wells in which EOG previously owned an interest, as set out in the tables below for the years ended December 31, 2016, 2015 and 2014:

	Gross Acquired Wells			Net Acquired Wells
	Crude Oil	Natural Gas	Total	Crude Oil	Natural Gas	Total
2016
United States	4,112	4,144	8,256	1,261	2,327	3,588
Total	4,112	4,144	8,256	1,261	2,327	3,588
2015
United States	24	—	24	23	—	23
Total	24	—	24	23	—	23
2014
United States	91	10	101	41	9	50
Total	91	10	101	41	9	50

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

	Price Range
	High	Low	Dividend Declared
2016
First Quarter	$77.70	$57.15	$0.1675
Second Quarter	86.87	69.66	0.1675
Third Quarter	97.20	78.04	0.1675
Fourth Quarter	109.37	88.94	0.1675
2015
First Quarter	$97.88	$82.72	$0.1675
Second Quarter	101.36	86.15	0.1675
Third Quarter	87.85	68.15	0.1675
Fourth Quarter	89.52	69.30	0.1675

As of February 8, 2017, there were approximately 1,900 record holders and approximately 363,000 beneficial owners of EOG's common stock.

EOG currently intends to continue to pay quarterly cash dividends on its outstanding shares of common stock in the future. However, the determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other factors, the financial condition, cash flows, level of exploration and development expenditure opportunities and future business prospects of EOG.

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2016 - October 31, 2016	14,839	$96.27	—	6,386,200
November 1, 2016 - November 30, 2016	30,934	$99.11	—	6,386,200
December 1, 2016 - December 31, 2016	210,296	$104.08	—	6,386,200
Total	256,069	$103.02

(1)
The 256,069 total shares for the quarter ended December 31, 2016, and the 921,458 total shares for the full year 2016, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, performance stock or performance unit grants or (ii) in payment of the exercise price of employee stock options.  These shares do not count against the 10 million aggregate share repurchase authorization of EOG's Board discussed below.

(2)	In September 2001, the Board authorized the repurchase of up to 10,000,000 shares of EOG's common stock. During 2016, EOG did not repurchase any shares under the Board-authorized repurchase program.

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

The performance graph shown below compares the cumulative five-year total return to stockholders on EOG's common stock as compared to the cumulative five-year total returns on the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Oil & Gas Exploration & Production Index (S&P O&G E&P).  The comparison was prepared based upon the following assumptions:

1.	$100 was invested on December 31, 2011 in each of the following: common stock of EOG, the S&P 500 and the S&P O&G E&P.

2.	Dividends are reinvested.

Comparison of Five-Year Cumulative Total Returns
EOG, S&P 500 and S&P O&G E&P
(Performance Results Through December 31, 2016)

	2011	2012	2013	2014	2015	2016
EOG	$100.00	$123.42	$172.17	$189.90	$147.12	$211.91
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.05	$198.22
S&P O&G E&P	$100.00	$103.65	$132.14	$118.15	$77.80	$103.37

ITEM 6.  Selected Financial Data
(In Thousands, Except Per Share Data)

The following selected consolidated financial information should be read in conjunction with ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and ITEM 8, Financial Statements and Supplementary Data.

Year Ended December 31	2016	2015	2014	2013	2012

Statement of Income Data:
Net Operating Revenues	$7,650,632	$8,757,428	$18,035,340	$14,487,118	$11,682,636
Operating Income (Loss)	$(1,225,281)	$(6,686,079)	$5,241,823	$3,675,211	$1,479,797
Net Income (Loss)	$(1,096,686)	$(4,524,515)	$2,915,487	$2,197,109	$570,279
Net Income (Loss) Per Share
Basic	$(1.98)	$(8.29)	$5.36	$4.07	$1.07
Diluted	$(1.98)	$(8.29)	$5.32	$4.02	$1.05
Dividends Per Common Share	$0.670	$0.670	$0.585	$0.375	$0.340
Average Number of Common Shares
Basic	553,384	545,697	543,443	540,341	535,155
Diluted	553,384	545,697	548,539	546,227	541,524

At December 31	2016	2015	2014	2013	2012

Balance Sheet Data:
Total Property, Plant and Equipment, Net	$25,707,078	$24,210,721	$29,172,644	$26,148,836	$23,337,681
Total Assets (1)	29,459,433	26,970,470	34,758,599	30,570,174	27,331,542
Total Debt (1)	6,986,358	6,655,490	5,905,846	5,909,157	6,307,145
Total Stockholders' Equity	13,981,581	12,943,035	17,712,582	15,418,459	13,284,764

(1)
Includes reclassification of $4.8 million, $4.1 million, $4.1 million and $5.0 million in unamortized debt issuance costs from "Other Assets" to "Long-Term Debt" for years ending December 31, 2015, 2014, 2013 and 2012, respectively. (See Note 1 to Consolidated Financial Statements.)

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States, Trinidad, the United Kingdom and China.  EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries.  Each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term production growth while maintaining a strong balance sheet.  EOG implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations is also an important goal in the implementation of EOG's strategy.

EOG realized a net loss of $1,097 million during 2016 as compared to a net loss of $4,525 million for 2015. At December 31, 2016, EOG's total estimated net proved reserves were 2,147 million barrels of oil equivalent (MMBoe), an increase of 29 MMBoe from December 31, 2015.  During 2016, net proved crude oil and condensate and natural gas liquids (NGLs) reserves increased by 113 million barrels (MMBbl), and net proved natural gas reserves decreased by 508 billion cubic feet or 84 MMBoe.

Operations

Several important developments have occurred since January 1, 2016.

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

During 2016, EOG continued to focus on increasing drilling and completion efficiencies using precision lateral targeting and advanced completion methods and reducing operating and capital costs through efficiency improvements and service cost reductions. These efficiency gains along with realized lower service costs resulted in lower drilling and completion costs and decreased operating expenses during 2016. EOG continues to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 73% of United States production during 2016 as compared to 71% for 2015. During 2016, drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas, Utah and Wyoming.

On October 4, 2016, EOG completed its previously announced mergers and related asset purchase transactions with Yates Petroleum Corporation (YPC), Abo Petroleum Corporation (ABO), MYCO Industries, Inc. (MYCO) and certain affiliated entities (collectively with YPC, ABO and MYCO, the Yates Entities). The Yates Entities had recent net production of approximately 28,600 barrels of oil equivalent per day, with 48% crude oil. The assets of the Yates Entities include 1.6 million total net acres, with approximately 180,000 net acres in the Delaware Basin Core, approximately 200,000 net acres in the Powder River Basin and approximately 130,000 net acres in the Permian Basin Northwest Shelf. The financial results of YPC, ABO and MYCO were included in EOG's consolidated financial statements beginning October 4, 2016.

Trinidad. In Trinidad, EOG continued to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a) and Modified U(b) Block and the Sercan Area (formerly known as the EMZ Area) have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary and crude oil and condensate which is sold to the Petroleum Company of Trinidad and Tobago Limited. In the third quarter of 2016, EOG installed a platform and pipeline in the Sercan Area in preparation for its three net well drilling program. In the fourth quarter of 2016, EOG drilled and completed one net well and began drilling a second well. EOG expects to bring the remaining two net wells of the Sercan program on-line in early 2017 and to drill three additional net wells in the second half of 2017.

Other International. In the United Kingdom, EOG began production from its 100% working interest East Irish Sea Conwy crude oil project in March 2016, selling its first crude oil cargo at the end of the first quarter. Modifications to the nearby third-party-owned Douglas platform, which is used to process Conwy production, were completed in the first quarter of 2016 and acceptance and performance testing is ongoing.

In the Sichuan Basin, Sichuan Province, China, EOG plans to drill and complete four wells in 2017.

During the third quarter of 2016, EOG successfully completed the sale of all its Argentina assets.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure

One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 33% at December 31, 2016 and 34% at December 31, 2015.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On October 4, 2016, in connection with the mergers and related asset purchase transactions with the Yates Entities, EOG issued an aggregate of approximately 25 million shares of EOG common stock, subject to the terms of the agreements, and paid to certain of the sellers under the asset purchase transactions an aggregate of approximately $16 million in cash for total consideration transferred of approximately $2.4 billion. In addition, under the terms of the agreements, EOG assumed and repaid approximately $164 million of debt owed by the Yates Entities, which was offset by approximately $70 million of cash of the Yates Entities.

At December 31, 2016, the $600 million aggregate principal amount of EOG's 5.875% Senior Notes due 2017 were reclassified as long-term debt based upon its intent and ability to ultimately replace such amount with other long-term debt.

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

During 2016, EOG funded $6.6 billion ($3.9 billion of which was related to the aforementioned Yates transaction) in exploration and development and other property, plant and equipment expenditures (excluding asset retirement obligations), repaid $564 million aggregate principal amount of long-term debt, paid $373 million in dividends to common stockholders, repaid $260 million of outstanding commercial paper borrowings and purchased $82 million of treasury stock in connection with stock compensation plans, primarily by utilizing net cash provided from its operating activities, net proceeds of $1,119 million from the sale of assets, net proceeds from the sale of the Notes and $29 million of excess tax benefits from stock compensation.

Total anticipated 2017 capital expenditures are estimated to range from approximately $3.7 billion to $4.1 billion, excluding acquisitions. The majority of 2017 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for each of the three years in the period ended December 31, 2016, should be read in conjunction with the consolidated financial statements of EOG and notes thereto beginning on page F-1.

Net Operating Revenues

During 2016, net operating revenues decreased $1,106 million, or 13%, to $7,651 million from $8,757 million in 2015. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, decreased $907 million, or 14%, to $5,497 million in 2016 from $6,404 million in 2015. Revenues from the sales of crude oil and condensate and NGLs in 2016 were approximately 86% of total wellhead revenues compared to 83% in 2015. During 2016, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $100 million compared to net gains of $62 million in 2015. Gathering, processing and marketing revenues decreased $287 million during 2016, to $1,966 million from $2,253 million in 2015. Net gains on asset dispositions of $206 million in 2016 were primarily as a result of sales of producing properties and acreage in Texas, Louisiana, the Rocky Mountain area and Oklahoma compared to net losses on asset dispositions of $9 million in 2015.

Wellhead volume and price statistics for the years ended December 31, 2016, 2015 and 2014 were as follows:

Year Ended December 31	2016	2015	2014

Crude Oil and Condensate Volumes (MBbld) (1)
United States	278.3	283.3	282.0
Trinidad	0.8	0.9	1.0
Other International (2)	3.4	0.2	5.9
Total	282.5	284.4	288.9
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$41.84	$47.55	$92.73
Trinidad	33.76	39.51	84.63
Other International (2)	36.72	57.32	86.75
Composite	41.76	47.53	92.58
Natural Gas Liquids Volumes (MBbld) (1)
United States	81.6	76.9	79.7
Other International (2)	—	0.1	0.6
Total	81.6	77.0	80.3
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$14.63	$14.50	$31.84
Other International (2)	—	4.61	40.73
Composite	14.63	14.49	31.91
Natural Gas Volumes (MMcfd) (1)
United States	810	886	920
Trinidad	340	349	363
Other International (2)	25	30	70
Total	1,175	1,265	1,353
Average Natural Gas Prices ($/Mcf) (3)
United States	$1.60	$1.97	$3.93
Trinidad	1.88	2.89	3.65
Other International (2)	3.64	5.05	4.40
Composite	1.73	2.30	3.88
Crude Oil Equivalent Volumes (MBoed) (4)
United States	494.9	507.9	515.0
Trinidad	57.5	59.1	61.5
Other International (2)	7.6	5.2	18.2
Total	560.0	572.2	594.7

Total MMBoe (4)	205.0	208.9	217.1

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to Consolidated Financial Statements).

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

2016 compared to 2015. Wellhead crude oil and condensate revenues in 2016 decreased $618 million, or 13%, to $4,317 million from $4,935 million in 2015, due primarily to a lower composite average wellhead crude oil and condensate price. EOG's composite wellhead crude oil and condensate price for 2016 decreased 12% to $41.76 per barrel compared to $47.53 per barrel in 2015. Wellhead crude oil and condensate deliveries in 2016 decreased 1% to 283 MBbld as compared to 284 MBbld in 2015. The decreased production was primarily due to lower production in the Eagle Ford and the Rocky Mountain area, largely offset by increased production in the Permian Basin.

NGL revenues in 2016 increased $29 million, or 7%, to $437 million from $408 million in 2015, due to an increase of 5 MBbld, or 6%, in NGL deliveries primarily as a result of increased production in the Permian Basin.

Wellhead natural gas revenues in 2016 decreased $319 million, or 30%, to $742 million from $1,061 million in 2015, primarily due to a lower composite wellhead natural gas price ($246 million) and a decrease in wellhead natural gas deliveries ($73 million). EOG's composite average wellhead natural gas price decreased 25% to $1.73 per Mcf in 2016 compared to $2.30 per Mcf in 2015. Natural gas deliveries in 2016 decreased 7% to 1,175 MMcfd as compared to 1,265 MMcfd in 2015. The decrease in production was primarily due to decreased production in the United States (76 MMcfd). The decreased production was due primarily to lower volumes in the Fort Worth Barnett Shale, Upper Gulf Coast and South Texas areas, largely resulting from asset sales in these regions during the year, partially offset by increased production of associated gas in the Permian Basin and the acquisition of the Yates Entities.

During 2016, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $100 million, which included net cash paid for settlements of crude oil and natural gas financial derivative contracts of $22 million. During 2015, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $62 million, which included net cash received from settlements of crude oil and natural gas financial derivative contracts of $730 million.

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

Gathering, processing and marketing revenues less marketing costs in 2016 increased $91 million compared to 2015, primarily due to higher margins on crude oil marketing activities and on sand sales.

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

Operating and Other Expenses

2016 compared to 2015.  During 2016, operating expenses of $8,876 million were $6,568 million lower than the $15,444 million incurred during 2015.  Operating expenses for 2015 included impairments of proved properties; other property, plant and equipment; and other assets of $6,326 million primarily due to commodity price declines. The following table presents the costs per barrel of oil equivalent (Boe) for the years ended December 31, 2016 and 2015:

	2016	2015

Lease and Well	$4.53	$5.66
Transportation Costs	3.73	4.07
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	16.77	15.27
Other Property, Plant and Equipment	0.57	0.59
General and Administrative (G&A)	1.93	1.75
Net Interest Expense	1.37	1.14
Total (1)	$28.90	$28.48

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for 2016 compared to 2015 are set forth below.  See "Net Operating Revenues" above for a discussion of production volumes.

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

Lease and well expenses of $927 million in 2016 decreased $255 million from $1,182 million in 2015 primarily due to lower operating and maintenance costs ($218 million) and lower lease and well administrative expenses ($35 million), both in the United States.

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

Transportation costs of $764 million in 2016 decreased $85 million from $849 million in 2015 primarily due to decreased transportation costs in the Rocky Mountain area ($55 million), the Barnett Shale ($21 million), the Eagle Ford ($19 million) and the Upper Gulf Coast region ($10 million) primarily due to lower production and service cost reductions in these regions, partially offset by increased transportation costs related to higher production from the Permian Basin ($18 million).

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

DD&A expenses in 2016 increased $239 million to $3,553 million from $3,314 million in 2015.  DD&A expenses associated with oil and gas properties in 2016 were $247 million higher than in 2015 primarily due to higher unit rates in the United States ($300 million) and China ($3 million) and commencement of crude oil production from the Conwy field in the United Kingdom ($22 million), partially offset by a decrease in production in the United States ($68 million) and Trinidad ($4 million) and lower unit rates in Trinidad ($6 million). Unit rates in the United States increased primarily due to downward reserve revisions at December 31, 2015, as a result of lower commodity prices.

G&A expenses of $395 million in 2016 increased $28 million from $367 million in 2015 primarily due to employee-related expenses in connection with certain voluntary retirements and costs related to the Yates transaction.

Net interest expense of $282 million in 2016 was $45 million higher than 2015 primarily due to interest incurred on the Notes issued in January 2016 ($43 million), as well as a decrease in capitalized interest ($10 million). This was partially offset by the reduction of interest expense related to the debt repaid in February 2016 and June 2015 ($16 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs decreased $23 million to $123 million in 2016 compared to $146 million in 2015 due to decreased activities in the Eagle Ford ($16 million) and the Barnett Shale ($7 million).

Exploration costs of $125 million in 2016 decreased $24 million from $149 million in 2015 primarily due to decreased geological and geophysical expenditures ($15 million) and lower exploration administrative expenses ($14 million), partially offset by higher delay rentals ($5 million), all in the United States.

Impairments include amortization of unproved oil and gas property costs as well as impairments of proved oil and gas properties; other property, plant and equipment; and other assets.  Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term.  When circumstances indicate that a proved property may be impaired, EOG compares expected undiscounted future cash flows at a DD&A group level to the unamortized capitalized cost of the asset.  If the expected undiscounted future cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is generally calculated by using the Income Approach described in the Fair Value Measurement Topic of the Financial Accounting Standards Board's Accounting Standards Codification (ASC).  In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

The following table represents impairments of $620 million and $6,614 million for the years ended December 31, 2016 and 2015 (in millions):

	2016	2015

Proved properties	$116	$6,326
Unproved properties	291	288
Other property, plant and equipment	14	—
Inventories	61	—
Firm commitment contracts	138	—
Total	$620	$6,614

Impairments of proved properties were primarily due to the write-down to fair value of divested legacy natural gas assets in 2016 and primarily due to commodity price declines in 2015. Impairments of unproved properties were primarily due to higher amortization rates being applied to undeveloped leasehold costs in response to the significant decrease in commodity prices and an increase in EOG's estimates of undeveloped properties not expected to be developed before lease expiration in 2016 and 2015. EOG recognized additional impairment charges in 2016 of $61 million related to obsolete inventory and $138 million related to firm commitment contracts related to divested Haynesville natural gas assets.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income in 2016 decreased $72 million to $350 million (6.4% of wellhead revenues) from $422 million (6.6% of wellhead revenues) in 2015. The decrease in taxes other than income was primarily due to decreases in ad valorem/property taxes ($49 million) and in severance/production taxes ($34 million), primarily as a result of decreased wellhead revenues, both in the United States. These decreases were partially offset by a decrease in credits available to EOG in 2016 for Texas high-cost gas severance tax rate reductions ($12 million).

Other expense, net, was $51 million in 2016 compared to other income, net, of $2 million in 2015. The increase of $53 million was primarily due to an increase in foreign currency transaction losses and increased deferred compensation expense.

EOG recognized an income tax benefit of $461 million in 2016 compared to an income tax benefit of $2,397 million in 2015, primarily due to a decrease in pretax loss resulting from the absence of certain 2015 impairments. The net effective tax rate for 2016 decreased to 30% from 35% in the prior year primarily due to additional Trinidad taxes resulting from a tax settlement reached in the second quarter of 2016 ($43 million).

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

Capital Resources and Liquidity

Cash Flow

The primary sources of cash for EOG during the three-year period ended December 31, 2016, were funds generated from operations, net proceeds from issuances of long-term debt, proceeds from asset sales, excess tax benefits from stock-based compensation and net commercial paper borrowings and borrowings under other uncommitted credit facilities.  The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; repayments of debt; dividend payments to stockholders; and purchases of treasury stock in connection with stock compensation plans.

2016 compared to 2015.  Net cash provided by operating activities of $2,359 million in 2016 decreased $1,236 million from $3,595 million in 2015 primarily reflecting a decrease in wellhead revenues ($907 million), an unfavorable change in the net cash received from the settlement of financial commodity derivative contracts ($752 million), unfavorable changes in working capital and other assets and liabilities ($197 million) and an increase in net cash paid for interest expense ($30 million), partially offset by a decrease in cash operating expenses ($442 million) and a decrease in net cash paid for income taxes ($80 million).

Net cash used in investing activities of $1,253 million in 2016 decreased by $4,067 million from $5,320 million in 2015 primarily due to a decrease in additions to oil and gas properties ($2,235 million); an increase in proceeds from asset sales ($926 million); favorable changes in working capital associated with investing activities ($656 million); a decrease in additions to other property, plant and equipment ($195 million); and net cash received from the Yates transaction ($55 million).

Net cash used for financing activities of $243 million in 2016 included repayments of long-term debt ($564 million), cash dividend payments ($373 million), net commercial paper repayments ($260 million) and purchases of treasury stock in connection with stock compensation plans ($82 million). Cash provided by financing activities in 2016 included net proceeds from the issuance of the Notes ($991 million), excess tax benefits from stock-based compensation ($29 million) and proceeds from stock options exercised and employee stock purchase plan activity ($23 million).

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

Total Expenditures

The table below sets out components of total expenditures for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Expenditure Category
Capital
Exploration and Development Drilling	$1,957	$3,289	$5,543
Facilities	375	765	1,367
Leasehold Acquisitions (1)	3,217	134	370
Property Acquisitions (2)	749	481	139
Capitalized Interest	31	42	57
Subtotal	6,329	4,711	7,476
Exploration Costs	125	149	184
Dry Hole Costs	11	15	49
Exploration and Development Expenditures	6,465	4,875	7,709
Asset Retirement Costs	(20)	53	196
Total Exploration and Development Expenditures	6,445	4,928	7,905
Other Property, Plant and Equipment (3)	109	288	727
Total Expenditures	$6,554	$5,216	$8,632

(1)	Leasehold acquisitions included $3,115 million in 2016 related to the Yates transaction and $5 million in 2014 related to non-cash property exchanges.

(2)	Property acquisitions included $735 million in 2016 related to the Yates transaction.

(3)	Other property, plant and equipment included $17 million in 2016 related to the Yates transaction.

Exploration and development expenditures of $6,465 million for 2016 were $1,590 million higher than the prior year. The increase was primarily due to increased leasehold acquisitions ($3,083 million) and increased property acquisitions ($268 million), partially offset by decreased exploration and development drilling expenditures in the United States ($1,280 million), Trinidad ($46 million) and Other International ($6 million); decreased facilities expenditures ($390 million); decreased geological and geophysical expenditures ($15 million); and decreased capitalized interest ($11 million). The 2016 exploration and development expenditures of $6,465 million included $3,351 million in exploration, $2,334 million in development drilling and facilities, $749 million in property acquisitions and $31 million in capitalized interest. The 2015 exploration and development expenditures of $4,875 million included $4,007 million in development drilling and facilities, $481 million in property acquisitions, $345 million in exploration and $42 million in capitalized interest. The 2014 exploration and development expenditures of $7,709 million included $6,804 million in development drilling and facilities, $709 million in exploration, $139 million in property acquisitions and $57 million in capitalized interest.

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

Derivative Transactions

Commodity Derivative Contracts.  Presented below is a comprehensive summary of EOG's crude oil price swap contracts through February 20, 2017, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2016
April 12, 2016 through April 30, 2016 (closed)	90,000	$42.30
May 1, 2016 through June 30, 2016 (closed)	128,000	42.56

2017
January 2017 (closed)	35,000	$50.04
February 1, 2017 through June 30, 2017	35,000	50.04

EOG has entered into crude oil collar contracts, which establish ceiling and floor prices for the sale of notional volumes of crude oil as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the average U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate crude oil price for the contract month (Index Price) in the event the Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Index Price in the event the Index Price is below the floor price. Presented below is a comprehensive summary of EOG's crude oil collar contracts through February 20, 2017, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Collar Contracts
		Weighted Average Price ($/Bbl)
	Volume (Bbld)	Ceiling Price	Floor Price
2016
September 1, 2016 through December 31, 2016 (closed)	70,000	$54.25	$45.00

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through February 20, 2017, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)

2016
March 1, 2016 through August 31, 2016 (closed)	60,000	$2.49

2017
March 1, 2017 through November 30, 2017	30,000	$3.10

2018
March 1, 2018 through November 30, 2018	35,000	$3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts through February 20, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

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

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts through February 20, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMbtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMbtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through November 30, 2017	80,000	$3.69	$3.20

Financing

EOG's debt-to-total capitalization ratio was 33% at December 31, 2016, compared to 34% at December 31, 2015.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At December 31, 2016 and 2015, respectively, EOG had outstanding $6,990 million and $6,390 million aggregate principal amount of senior notes which had estimated fair values of $7,190 million and $6,524 million, respectively.  The estimated fair value was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to EOG at year-end.  EOG's debt is at fixed interest rates.  While changes in interest rates affect the fair value of EOG's senior notes, such changes do not expose EOG to material fluctuations in earnings or cash flow.

During 2016, EOG funded its capital program primarily by utilizing cash provided by operating activities, proceeds from the issuance of the Notes, proceeds from asset sales and cash provided by borrowings from its commercial paper program.  While EOG maintains a $2.0 billion commercial paper program, the maximum outstanding at any time during 2016 was $604 million, and the amount outstanding at year-end was zero.  There were no amounts outstanding under uncommitted credit facilities during 2016. The average borrowings outstanding under the commercial paper program and the uncommitted credit facilities were $130 million and zero, respectively, during the year 2016.  EOG considers this excess availability, which is backed by its $2.0 billion senior unsecured revolving credit facility described in Note 2 to Consolidated Financial Statements, to be sufficient to meet its ongoing operating needs.

Contractual Obligations

The following table summarizes EOG's contractual obligations at December 31, 2016, (in thousands):

Contractual Obligations (1)	Total	2017	2018 - 2019	2020 - 2021	2022 & Beyond

Current and Long-Term Debt	$6,990,000	$600,000	$1,250,000	$1,750,000	$3,390,000
Capital Lease	38,904	6,708	13,804	14,619	3,773
Non-Cancelable Operating Leases	376,883	89,617	109,856	69,462	107,948
Interest Payments on Long-Term Debt and Capital Lease	1,831,087	297,257	474,315	306,435	753,080
Transportation and Storage Service Commitments (2)	3,427,990	827,050	1,321,304	717,338	562,298
Drilling Rig Commitments (3)	207,200	137,897	67,803	—	1,500
Seismic Purchase Obligations	8,621	8,621	—	—	—
Fracturing Services Obligations	156,345	82,178	72,167	310	1,690
Other Purchase Obligations	100,608	55,729	36,359	7,669	851
Total Contractual Obligations	$13,137,638	$2,105,057	$3,345,608	$2,865,833	$4,821,140

(1)
This table does not include the liability for unrecognized tax benefits, EOG's pension or postretirement benefit obligations or liability for dismantlement, abandonment and asset retirement obligations (see Notes 6, 7 and 15, respectively, to Consolidated Financial Statements).

(2)
Amounts shown are based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars and British pounds into United States dollars at December 31, 2016.  Management does not believe that any future changes in these rates before the expiration dates of these commitments will have a material adverse effect on the financial condition or results of operations of EOG.

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

Foreign Currency Exchange Rate Risk

During 2016, EOG was exposed to foreign currency exchange rate risk inherent in its operations in foreign countries, including Trinidad, the United Kingdom, China, Canada and Argentina.  The foreign currency most significant to EOG's operations during 2016 was the British pound.  EOG continues to monitor the foreign currency exchange rates of countries in which it is currently conducting business and may implement measures to protect against foreign currency exchange rate risk.

Outlook

Pricing.  Crude oil and natural gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, NGL and natural gas, the availabilities of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, natural gas, ammonia and methanol prices in the future.  The market price of crude oil and condensate, NGLs and natural gas in 2017 will impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position. As of February 17, 2017, the average 2017 NYMEX crude oil and natural gas prices were $54.16 per barrel and $3.19 per MMBtu, respectively, representing increases of 25% and 31%, respectively, from the average NYMEX prices in 2016. See ITEM 1A, Risk Factors.

Including the impact of EOG's 2017 crude oil derivative contracts (exclusive of options) and based on EOG's tax position, EOG's price sensitivity in 2017 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $77 million for net income and $96 million for cash flows from operating activities.  Including the impact of EOG's 2017 natural gas derivative contracts (exclusive of options) and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2017 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $12 million for net income and $15 million for cash flows from operating activities.  For information regarding EOG's crude oil and natural gas financial commodity derivative contracts through February 20, 2017, see "Derivative Transactions" above.

Capital. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States crude oil drilling activity in its Eagle Ford, Delaware Basin and Rocky Mountain area where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and lower drilling and completion costs through efficiency gains and lower service costs.

The total anticipated 2017 capital expenditures of approximately $3.7 billion to $4.1 billion, excluding acquisitions, is structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities primarily from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

Operations. In 2017, both total production and total crude oil production are expected to increase from 2016 levels. In 2017, EOG expects to continue to focus on reducing operating costs through efficiency improvements.

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

Proved Oil and Gas Reserves

EOG's engineers estimate proved oil and gas reserves in accordance with United States Securities and Exchange Commission (SEC) regulations, which directly impact financial accounting estimates, including depreciation, depletion and amortization and impairments of proved properties and related assets.  Proved reserves represent estimated quantities of crude oil and condensate, NGLs and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.  The process of estimating quantities of proved oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  For related discussion, see ITEM 1A, Risk Factors, and "Supplemental Information to Consolidated Financial Statements."

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

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset.  If the expected undiscounted future cash flows, based on EOG's estimates of (and assumptions regarding) future crude oil and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is generally calculated using the Income Approach described in the Fair Value Measurement Topic of the ASC.  In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.  Estimates of undiscounted future cash flows require significant judgment, and the assumptions used in preparing such estimates are inherently uncertain. In addition, such assumptions and estimates are reasonably likely to change in the future.

Crude oil and natural gas prices have exhibited significant volatility in the past, and EOG expects that volatility to continue in the future.  During the five years ended December 31, 2016, West Texas Intermediate crude oil spot prices have fluctuated from approximately $26.19 per barrel to $110.62 per barrel, and Henry Hub natural gas spot prices have ranged from approximately $1.49 per MMBtu to $8.15 per MMBtu.  EOG uses the five-year NYMEX futures strip for West Texas Intermediate crude oil and Henry Hub natural gas (in each case as of the applicable balance sheet date) as a basis to estimate future crude oil and natural gas prices. EOG's proved reserves estimates, including the timing of future production, are also subject to significant assumptions and judgment, and are frequently revised (upwards and downwards) as more information becomes available.  Proved reserves are estimated using a trailing 12-month average price, in accordance with SEC rules. In the future, if any combination of crude oil, natural gas prices, actual production or operating costs diverge negatively from EOG's current estimates, impairment charges and downward adjustments to our proved reserves may be necessary.

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

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including, among others, statements and projections regarding EOG's future financial position, operations, performance, business strategy, returns, budgets, reserves, levels of production, costs and asset sales, statements regarding future commodity prices and statements regarding the plans and objectives of EOG's management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should" and "believe" or the negative of those terms or other variations or comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning EOG's future operating results and returns or EOG's ability to replace or increase reserves, increase production, reduce or otherwise control operating and capital costs, generate income or cash flows or pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes the expectations reflected in its forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Moreover, EOG's forward-looking statements may be affected by known, unknown or currently unforeseen risks, events or circumstances that may be outside EOG's control. Important factors that could cause EOG's actual results to differ materially from the expectations reflected in EOG's forward-looking statements include, among others:

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

•	the extent to which EOG is successful in its completion of planned asset dispositions;

•	the extent and effect of any hedging activities engaged in by EOG;

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 13 through 22 of this Annual Report on Form 10-K and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures. EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2016. EOG's disclosure controls and procedures are designed to provide reasonable assurance that information that is required to be disclosed in the reports EOG files or submits under the Exchange Act is accumulated and communicated to EOG's management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Based on that evaluation, EOG's principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of December 31, 2016.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment and such criteria, EOG's management believes that EOG's internal control over financial reporting was effective as of December 31, 2016. See also "Management's Responsibility for Financial Reporting" appearing on page F-2 of this report, which is incorporated herein by reference.

The report of EOG's independent registered public accounting firm relating to the consolidated financial statements and effectiveness of internal control over financial reporting is set forth on page F-3 of this report.

On October 4, 2016, EOG completed its merger with Yates Petroleum Corporation, Abo Petroleum Corporation and MYCO Industries, Inc. (collectively, Yates). EOG's management excluded from its assessment the internal control over financial reporting at Yates. Yates financial statements constitute 0.04% and 14% of net and total assets, respectively, and 1% of revenue of the consolidated financial statements amounts as of and for the year ended December 31, 2016. With the exception of Yates, there were no changes in EOG's internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

ITEM 9B.  Other Information

None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from (i) EOG's Definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than April 30, 2017 and (ii) Item 1 of this report, specifically the information therein set forth under the caption "Executive Officers of the Registrant."

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

You can access the Code of Conduct and Code of Ethics on the "Corporate Governance" page under "About EOG" on EOG's website at www.eogresources.com, and any EOG stockholder who so requests may obtain a printed copy of the Code of Conduct and Code of Ethics by submitting a written request to EOG's Corporate Secretary.

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

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than April 30, 2017. The Compensation Committee Report and related information incorporated by reference herein shall not be deemed "soliciting material" or to be "filed" with the United States Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that EOG specifically incorporates such information by reference into such a filing.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than April 30, 2017.

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

Stock Plans Not Approved by EOG Stockholders.  In December 2008, the Board approved the amendment and continuation of the 1996 Deferral Plan as the "EOG Resources, Inc. 409A Deferred Compensation Plan" (Deferral Plan).  Under the Deferral Plan (as subsequently amended), payment of up to 50% of base salary and 100% of annual cash bonus, director's fees, vestings of restricted stock units granted to non-employee directors (and dividends credited thereon) under the 2008 Plan and 401(k) refunds (as defined in the Deferral Plan) may be deferred into a phantom stock account. In the phantom stock account, deferrals are treated as if shares of EOG common stock were purchased at the closing stock price on the date of deferral.  Dividends are credited quarterly and treated as if reinvested in EOG common stock.  Payment of the phantom stock account is made in actual shares of EOG common stock in accordance with the Deferral Plan and the individual's deferral election.  A total of 540,000 shares of EOG common stock have been authorized by the Board and registered for issuance under the Deferral Plan.  As of December 31, 2016, 296,222 phantom shares had been issued.

   The following table sets forth data for EOG's equity compensation plans aggregated by the various plans approved by EOG's stockholders and those plans not approved by EOG's stockholders, in each case as of December 31, 2016.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by EOG Stockholders	9,850,096	(1)	$75.53	21,813,212	(2)
Equity Compensation Plans Not Approved by EOG Stockholders	266,013	(3)	N/A	243,778	(4)
Total	10,116,109		$75.53	22,056,990

(1)
Does not include 1,109,618 outstanding restricted stock units and 545,290 outstanding performance units, for which shares of EOG common stock will be issued, on a one-for-one basis, upon the vesting of such grants.

(2)
Consists of (i) 21,457,059 shares remaining available for issuance under the 2008 Plan and (ii) 356,153 shares remaining available for purchase under the ESPP.  Pursuant to the fungible share design of the 2008 Plan, each share issued as a SAR or stock option under the 2008 Plan counts as 1.0 share against the aggregate plan share limit, and each share issued as a "full value award" (i.e., as restricted stock, restricted stock units, performance stock or performance units) counts as 2.45 shares against the aggregate plan share limit.  Thus, from the 21,457,059 shares remaining available for issuance under the 2008 Plan, (i) the maximum number of shares we could issue as SAR and stock option awards is 21,457,059 (i.e., if all shares remaining available for issuance under the 2008 Plan are issued as SAR and stock option awards) and (ii) the maximum number of shares we could issue as full value awards is 8,757,983 (i.e., if all shares remaining available for issuance under the 2008 Plan are issued as full value awards).

(3)
Consists of shares of EOG common stock to be issued in accordance with the Deferral Plan and participant deferral elections (i.e., in respect of the 266,013 phantom shares issued and outstanding under the Deferral Plan as of December 31, 2016).

(4)	Represents phantom shares that remain available for issuance under the Deferral Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than April 30, 2017.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than April 30, 2017.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2016.  On October 4, 2016, EOG completed its merger with Yates Petroleum Corporation, Abo Petroleum Corporation and MYCO Industries, Inc. (collectively, Yates). EOG's management excluded from its assessment the internal control over financial reporting at Yates. Yates financial statements constitute 0.04% and 14% of net and total assets, respectively, and 1% of revenue of the consolidated financial statements amounts as of and for the year ended December 31, 2016. With the exception of Yates, there were no changes in EOG's internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting. In making this assessment, EOG used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities.  Based on this assessment and those criteria, management believes that EOG maintained effective internal control over financial reporting as of December 31, 2016.

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

WILLIAM R. THOMAS	TIMOTHY K. DRIGGERS
Chairman of the Board and	Executive Vice President and Chief
Chief Executive Officer	Financial Officer

Houston, Texas
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EOG Resources, Inc.
Houston, Texas
We have audited the accompanying consolidated balance sheets of EOG Resources, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Yates Petroleum Corporation, Abo Petroleum Corporation and MYCO Industries, Inc., (collectively "Yates"), which was acquired on October 4, 2016. Yates financial statements constitute 0.04% and 14% of net and total assets, respectively, and 1% of revenue of the consolidated financial statements amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Yates.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EOG Resources, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2017

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

Year Ended December 31	2016	2015	2014
Net Operating Revenues
Crude Oil and Condensate	$4,317,341	$4,934,562	$9,742,480
Natural Gas Liquids	437,250	407,658	934,051
Natural Gas	742,152	1,061,038	1,916,386
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(99,608)	61,924	834,273
Gathering, Processing and Marketing	1,966,259	2,253,135	4,046,316
Gains (Losses) on Asset Dispositions, Net	205,835	(8,798)	507,590
Other, Net	81,403	47,909	54,244
Total	7,650,632	8,757,428	18,035,340
Operating Expenses
Lease and Well	927,452	1,182,282	1,416,413
Transportation Costs	764,106	849,319	972,176
Gathering and Processing Costs	122,901	146,156	145,800
Exploration Costs	124,953	149,494	184,388
Dry Hole Costs	10,657	14,746	48,490
Impairments	620,267	6,613,546	743,575
Marketing Costs	2,007,635	2,385,982	4,126,060
Depreciation, Depletion and Amortization	3,553,417	3,313,644	3,997,041
General and Administrative	394,815	366,594	402,010
Taxes Other Than Income	349,710	421,744	757,564
Total	8,875,913	15,443,507	12,793,517
Operating Income (Loss)	(1,225,281)	(6,686,079)	5,241,823
Other (Expense) Income, Net	(50,543)	1,916	(45,050)
Income (Loss) Before Interest Expense and Income Taxes	(1,275,824)	(6,684,163)	5,196,773
Interest Expense
Incurred	313,341	279,234	258,628
Capitalized	(31,660)	(41,841)	(57,170)
Net Interest Expense	281,681	237,393	201,458
Income (Loss) Before Income Taxes	(1,557,505)	(6,921,556)	4,995,315
Income Tax (Benefit) Provision	(460,819)	(2,397,041)	2,079,828
Net Income (Loss)	$(1,096,686)	$(4,524,515)	$2,915,487
Net Income (Loss) Per Share
Basic	$(1.98)	$(8.29)	$5.36
Diluted	$(1.98)	$(8.29)	$5.32
Dividends Declared per Common Share	$0.670	$0.670	$0.585
Average Number of Common Shares
Basic	553,384	545,697	543,443
Diluted	553,384	545,697	548,539
Comprehensive Income (Loss)
Net Income (Loss)	$(1,096,686)	$(4,524,515)	$2,915,487
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	12,097	(11,517)	(437,728)
Other, Net of Tax	2,231	1,235	(1,162)
Other Comprehensive Income (Loss)	14,328	(10,282)	(438,890)
Comprehensive Income (Loss)	$(1,082,358)	$(4,534,797)	$2,476,597

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

At December 31	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$1,599,895	$718,506
Accounts Receivable, Net	1,216,320	930,610
Inventories	350,017	598,935
Income Taxes Receivable	12,305	40,704
Deferred Income Taxes	169,387	147,812
Other	206,679	155,677
Total	3,554,603	2,592,244
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	49,592,091	50,613,241
Other Property, Plant and Equipment	4,008,564	3,986,610
Total Property, Plant and Equipment	53,600,655	54,599,851
Less: Accumulated Depreciation, Depletion and Amortization	(27,893,577)	(30,389,130)
Total Property, Plant and Equipment, Net	25,707,078	24,210,721
Other Assets	197,752	167,505
Total Assets	$29,459,433	$26,970,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,511,826	$1,471,953
Accrued Taxes Payable	118,411	93,618
Dividends Payable	96,120	91,546
Liabilities from Price Risk Management Activities	61,817	—
Current Portion of Long-Term Debt	6,579	6,579
Other	232,538	155,591
Total	2,027,291	1,819,287
Long-Term Debt	6,979,779	6,648,911
Other Liabilities	1,282,142	971,335
Deferred Income Taxes	5,188,640	4,587,902
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 576,950,272 Shares and 550,150,823 Shares Issued at December 31, 2016 and 2015, respectively	205,770	205,502
Additional Paid in Capital	5,420,385	2,923,461
Accumulated Other Comprehensive Loss	(19,010)	(33,338)
Retained Earnings	8,398,118	9,870,816
Common Stock Held in Treasury, 250,155 Shares and 292,179 Shares at December 31, 2016 and 2015, respectively	(23,682)	(23,406)
Total Stockholders' Equity	13,981,581	12,943,035
Total Liabilities and Stockholders' Equity	$29,459,433	$26,970,470

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2013	$202,732	$2,646,879	$415,834	$12,168,277	$(15,263)	$15,418,459
Net Income	—	—	—	2,915,487	—	2,915,487
Common Stock Issued Under Stock Plans	8	22,252	—	—	—	22,260
Common Stock Dividends Declared, $0.59 Per Share	—	—	—	(320,666)	—	(320,666)
Other Comprehensive Loss	—	—	(438,890)	—	—	(438,890)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(30,470)	—	—	(96,962)	(127,432)
Excess Tax Benefit from Stock-Based Compensation	—	99,459	—	—	—	99,459
Restricted Stock and Restricted Stock Units, Net	18	(43,109)	—	—	43,091	—
Stock-Based Compensation Expenses	—	144,842	—	—	—	144,842
Common Stock Issued - Stock Split	2,734	(2,734)	—	—	—	—
Treasury Stock Issued as Compensation	—	31	—	—	(968)	(937)
Balance at December 31, 2014	205,492	2,837,150	(23,056)	14,763,098	(70,102)	17,712,582
Net Loss	—	—	—	(4,524,515)	—	(4,524,515)
Common Stock Issued Under Stock Plans	5	15,366	—	—	—	15,371
Common Stock Dividends Declared, $0.67 Per Share	—	—	—	(367,767)	—	(367,767)
Other Comprehensive Loss	—	—	(10,282)	—	—	(10,282)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(41,342)	—	—	(129)	(41,471)
Excess Tax Benefit from Stock-Based Compensation	—	26,058	—	—	—	26,058
Restricted Stock and Restricted Stock Units, Net	5	(44,339)	—	—	44,334	—
Stock-Based Compensation Expenses	—	130,577	—	—	—	130,577
Treasury Stock Issued as Compensation	—	(9)	—	—	2,491	2,482
Balance at December 31, 2015	205,502	2,923,461	(33,338)	9,870,816	(23,406)	12,943,035
Net Loss	—	—	—	(1,096,686)	—	(1,096,686)
Common Stock Issued for the Yates Transaction	252	2,397,635	—	—	—	2,397,887
Common Stock Issued Under Stock Plans	9	16,388	—	—	—	16,397
Common Stock Dividends Declared, $0.67 Per Share	—	—	—	(376,012)	—	(376,012)
Other Comprehensive Loss	—	—	14,328	—	—	14,328
Change in Treasury Stock - Stock Compensation Plans, Net	—	(27,018)	—	—	(48,208)	(75,226)
Excess Tax Benefit from Stock-Based Compensation	—	29,357	—	—	—	29,357
Restricted Stock and Restricted Stock Units, Net	7	(47,509)	—	—	47,502	—
Stock-Based Compensation Expenses	—	128,090	—	—	—	128,090
Treasury Stock Issued as Compensation	—	(19)	—	—	430	411
Balance at December 31, 2016	$205,770	$5,420,385	$(19,010)	$8,398,118	$(23,682)	$13,981,581

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Year Ended December 31	2016	2015	2014
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$(1,096,686)	$(4,524,515)	$2,915,487
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,553,417	3,313,644	3,997,041
Impairments	620,267	6,613,546	743,575
Stock-Based Compensation Expenses	128,090	130,577	145,086
Deferred Income Taxes	(515,206)	(2,482,307)	1,704,946
(Gains) Losses on Asset Dispositions, Net	(205,835)	8,798	(507,590)
Other, Net	61,690	11,896	48,138
Dry Hole Costs	10,657	14,746	48,490
Mark-to-Market Commodity Derivative Contracts
Total Losses (Gains)	99,608	(61,924)	(834,273)
Net Cash (Payments) Received from Settlements of Commodity Derivative Contracts	(22,219)	730,114	34,007
Excess Tax Benefits from Stock-Based Compensation	(29,357)	(26,058)	(99,459)
Other, Net	10,971	12,532	13,009
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(232,799)	641,412	84,982
Inventories	170,694	58,450	(161,958)
Accounts Payable	(74,048)	(1,409,197)	543,630
Accrued Taxes Payable	92,782	11,798	16,486
Other Assets	(40,636)	118,143	(14,448)
Other Liabilities	(16,225)	(66,257)	75,420
Changes in Components of Working Capital Associated with Investing and Financing Activities	(156,102)	499,767	(103,414)
Net Cash Provided by Operating Activities	2,359,063	3,595,165	8,649,155
Investing Cash Flows
Additions to Oil and Gas Properties	(2,489,756)	(4,725,150)	(7,519,667)
Additions to Other Property, Plant and Equipment	(93,039)	(288,013)	(727,138)
Proceeds from Sales of Assets	1,119,215	192,807	569,332
Changes in Restricted Cash	—	—	60,385
Net Cash Received from Yates Transaction	54,534	—	—
Changes in Components of Working Capital Associated with Investing Activities	156,102	(499,900)	103,523
Net Cash Used in Investing Activities	(1,252,944)	(5,320,256)	(7,513,565)
Financing Cash Flows
Net Commercial Paper Borrowings	(259,718)	259,718	—
Long-Term Debt Borrowings	991,097	990,225	496,220
Long-Term Debt Repayments	(563,829)	(500,000)	(500,000)
Settlement of Foreign Currency Swap	—	—	(31,573)
Dividends Paid	(372,845)	(367,005)	(279,695)
Excess Tax Benefits from Stock-Based Compensation	29,357	26,058	99,459
Treasury Stock Purchased	(82,125)	(48,791)	(127,424)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	23,296	22,690	22,249
Debt Issuance Costs	(1,602)	(5,951)	(895)
Repayment of Capital Lease Obligation	(6,353)	(6,156)	(5,966)
Other, Net	—	133	(109)
Net Cash (Used in) Provided by Financing Activities	(242,722)	370,921	(327,734)
Effect of Exchange Rate Changes on Cash	17,992	(14,537)	(38,852)
Increase (Decrease) in Cash and Cash Equivalents	881,389	(1,368,707)	769,004
Cash and Cash Equivalents at Beginning of Year	718,506	2,087,213	1,318,209
Cash and Cash Equivalents at End of Year	$1,599,895	$718,506	$2,087,213
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

Accounting for Risk Management Activities.  Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three-year period ended December 31, 2016, EOG elected not to designate any of its financial commodity derivative instruments as accounting hedges and, accordingly, changes in the fair value of these outstanding derivative instruments are recognized as gains or losses in the period of change.  The gains or losses are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact of settled contracts is reflected as cash flows from operating activities.  EOG was party to a foreign currency swap transaction and an interest rate swap transaction, both of which were accounted for using the hedge accounting method.  EOG employs net presentation of derivative assets and liabilities for financial reporting purposes when such assets and liabilities are with the same counterparty and subject to a master netting arrangement.  See Note 12.

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

Recently Issued Accounting Standards. In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business" (ASU 2017-01), which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. EOG is evaluating ASU 2017-01 to determine the impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15).  ASU 2016-15 reduces existing diversity in practice by providing guidance on the classification of eight specific cash receipts and cash payments transactions in the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted.  EOG does not intend to early adopt ASU 2016-15. EOG does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which amends certain aspects of accounting for share-based payment arrangements. ASU 2016-09 revises or provides alternative accounting for the tax impacts of share-based payment arrangements, forfeitures and minimum statutory tax withholdings and prescribes certain disclosures to be made in the period the new standard is adopted. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and early application is permitted. EOG will adopt ASU 2016-09 effective January 1, 2017. There will be no impact to retained earnings with respect to excess tax benefits. EOG will begin recognizing all excess benefits and tax deficiencies as income tax expense or benefit as discrete events. The treatment of forfeitures will not change as EOG is electing to continue the current process of estimating the number of forfeitures. As such, this will have no cumulative effect on retained earnings. EOG will elect to present changes to the cash flow statement on a prospective transition method.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" (ASU 2015-17), which simplifies the presentation of deferred taxes in a classified balance sheet by eliminating the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. Instead, ASU 2015-17 requires that all deferred tax liabilities and assets be shown as noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for interim and annual periods beginning after December 15, 2016, and early application is permitted. EOG will adopt ASU 2015-17 effective January 1, 2017, on a retrospective basis, resulting in a reclassification of current deferred taxes to noncurrent on the Consolidated Balance Sheets, which will increase noncurrent deferred tax assets $169 million with no impact on noncurrent deferred tax liabilities.

Effective January 1, 2016, EOG adopted the provisions of ASU 2015-03, "Interest - Computation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct reduction from the related debt liability rather than as an asset. In connection with the adoption of ASU 2015-03, EOG restated its December 31, 2015 Consolidated Balance Sheet to reclassify $4.8 million of unamortized debt issuance costs from "Other Assets" to "Long-Term Debt." Debt issuance costs related to EOG's senior unsecured revolving credit facility remain classified as "Other Assets."

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach. In May 2016, the FASB issued ASU 2016-11 which rescinds certain SEC guidance in the ASC, including guidance related to the use of the "entitlements" method of revenue recognition. EOG does not intend to early-adopt ASU 2014-09. EOG will be required to change from the entitlements method of accounting to the sales method of accounting and does not anticipate the impact will be material to the Consolidated Statements of Income and Comprehensive Income. EOG is continuing to evaluate the remaining provisions of ASU 2014-09 and has not determined the full impact on its consolidated financial statements and related disclosures.

2.  Long-Term Debt

Long-Term Debt at December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015

Commercial Paper	$—	$259,718
2.500% Senior Notes due 2016	—	400,000
5.875% Senior Notes due 2017	600,000	600,000
6.875% Senior Notes due 2018	350,000	350,000
5.625% Senior Notes due 2019	900,000	900,000
4.40% Senior Notes due 2020	500,000	500,000
2.45% Senior Notes due 2020	500,000	500,000
4.100% Senior Notes due 2021	750,000	750,000
2.625% Senior Notes due 2023	1,250,000	1,250,000
3.15% Senior Notes due 2025	500,000	500,000
4.15% Senior Notes due 2026	750,000	—
6.65% Senior Notes due 2028	140,000	140,000
3.90% Senior Notes due 2035	500,000	500,000
5.10% Senior Notes due 2036	250,000	—
Long-Term Debt	6,990,000	6,649,718
Capital Lease Obligation	38,710	45,064
Less: Current Portion of Long-Term Debt	6,579	6,579
Unamortized Debt Discount	36,915	34,518
Debt Issuance Costs	5,437	4,774
Total Long-Term Debt	$6,979,779	$6,648,911

At December 31, 2016, the aggregate annual maturities of long-term debt (excluding capital lease obligations) were $600 million in 2017, $350 million in 2018, $900 million in 2019, $1 billion in 2020 and $750 million in 2021.  At December 31, 2016 and 2015, EOG had zero and $260 million, respectively, of outstanding short-term borrowings under the commercial paper program and no outstanding borrowings under uncommitted credit facilities.

During 2016 and 2015, EOG utilized commercial paper bearing market interest rates, for various corporate financing purposes. EOG had no outstanding borrowings from commercial paper at December 31, 2016. The average borrowings outstanding under the commercial paper program were $130 million and $81 million during the years ended December 31, 2016 and 2015, respectively. The weighted average interest rates for commercial paper borrowings were 0.76% and 0.51% for the years 2016 and 2015, respectively.

At December 31, 2016, the $600 million aggregate principal amount of EOG's 5.875% Senior Notes due 2017 were reclassified as long-term debt based upon its intent and ability to ultimately replace such amount with other long-term debt.

On January 14, 2016, EOG closed its sale of $750 million aggregate principal amount of its 4.15% Senior Notes due 2026 and $250 million aggregate principal amount of its 5.10% Senior Notes due 2036 (collectively, the New Notes). Interest on the New Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2016. Net proceeds from the New Notes offering totaled approximately $991 million and were used to repay its 2.500% Senior Notes due 2016 when they matured on February 1, 2016, and for general corporate purposes, including repayment of outstanding commercial paper borrowings and funding of future capital expenditures.

On July 21, 2015, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (2015 Agreement) with domestic and foreign lenders. The 2015 Agreement replaces EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of October 11, 2011, which had a scheduled maturity date of October 11, 2016 (2011 Agreement). There were no borrowings or letters of credit outstanding under the 2011 Agreement as of the closing of the 2015 Agreement and the termination of the 2011 Agreement. The 2015 Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the 2015 Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the 2015 Agreement) plus an applicable margin. Consistent with the terms of the 2011 Agreement, the 2015 Agreement contains representations, warranties, covenants and events of default that are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a debt-to-total capitalization ratio of no greater than 65%. At December 31, 2016, there were no borrowings or letters of credit outstanding under the 2015 Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the 2015 Agreement, would have been 1.77% and 3.75%, respectively.

On February 1, 2016, EOG repaid upon maturity the $400 million aggregate principal amount of its 2.500% Senior Notes due 2016.

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

3.  Stockholders' Equity

Common Stock.  In September 2001, EOG's Board of Directors (Board) authorized the purchase of an aggregate maximum of 10 million shares of Common Stock that superseded all previous authorizations.  At December 31, 2016, 6,386,200 shares remained available for purchase under this authorization.  EOG last purchased shares of its Common Stock under this authorization in March 2003.  In addition, shares of Common Stock are from time to time withheld by, or returned to, EOG in satisfaction of tax withholding obligations arising upon the exercise of employee stock options or stock-settled stock appreciation rights (SARs), the vesting of restricted stock, restricted stock unit, performance stock or performance unit grants or in payment of the exercise price of employee stock options.  Such shares withheld or returned do not count against the Board authorization discussed above.  Shares purchased, withheld and returned are held in treasury for, among other purposes, fulfilling any obligations arising under EOG's stock-based compensation plans and any other approved transactions or activities for which such shares of Common Stock may be required.

On October 4, 2016, EOG issued approximately 25 million shares of EOG common stock in connection with the Yates transaction. (See Note 17.)

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

The following summarizes Common Stock activity for each of the years ended December 31, 2014, 2015 and 2016 (in thousands):

	Common Shares
	Issued	Treasury	Outstanding

Balance at December 31, 2013	546,378	(206)	546,172
Common Stock Issued Under Stock-Based Compensation Plans	2,448	—	2,448
Treasury Stock Purchased (1)	—	(1,209)	(1,209)
Common Stock Issued Under Employee Stock Purchase Plan	202	—	202
Treasury Stock Issued Under Stock-Based Compensation Plans	—	682	682
Balance at December 31, 2014	549,028	(733)	548,295
Common Stock Issued Under Stock-Based Compensation Plans	1,019	—	1,019
Treasury Stock Purchased (1)	—	(581)	(581)
Common Stock Issued Under Employee Stock Purchase Plan	104	121	225
Treasury Stock Issued Under Stock-Based Compensation Plans	—	901	901
Balance at December 31, 2015	550,151	(292)	549,859
Common Stock Issued	25,204	—	25,204
Common Stock Issued Under Stock-Based Compensation Plans	1,500	—	1,500
Treasury Stock Purchased (1)	—	(922)	(922)
Common Stock Issued Under Employee Stock Purchase Plan	95	117	212
Treasury Stock Issued Under Stock-Based Compensation Plans	—	847	847
Balance at December 31, 2016	576,950	(250)	576,700

(1)
Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or SARs or the vesting of restricted stock, restricted stock unit, performance stock or performance unit grants or (ii) in payment of the exercise price of employee stock options.

Preferred Stock.  EOG currently has one authorized series of preferred stock.  As of December 31, 2016, there were no shares of preferred stock outstanding.

4.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the Consolidated Statements of Stockholders' Equity. The components of Accumulated Other Comprehensive Income (Loss) at December 31, 2016 and 2015 consisted of the following (in thousands):

	Foreign Currency Translation Adjustment	Other		Total

December 31, 2014	$(20,021)	$(3,035)		$(23,056)
Other comprehensive loss before reclassifications	(11,517)	(129)		(11,646)
Amounts reclassified out of other comprehensive income (loss)	—	1,572	(1)	1,572
Tax effects	—	(208)		(208)
Other comprehensive income (loss)	(11,517)	1,235		(10,282)
December 31, 2015	(31,538)	(1,800)		(33,338)
Other comprehensive income before reclassifications	12,097	2,901		14,998
Tax effects	—	(670)		(670)
Other comprehensive income	12,097	2,231		14,328
December 31, 2016	$(19,441)	$431		$(19,010)

(1)	Reclassified to Net Income (Loss) - General and Administrative. Related to certain EOG pension plans. See Note 7.

No significant amount was reclassified out of Accumulated Other Comprehensive Income (Loss) during the year ended December 31, 2016.

5.  Other Income (Expense), Net

Other expense, net for 2016 included net foreign currency transaction losses ($(41) million) and an upward adjustment to deferred compensation expense ($(11) million), partially offset by equity income from investments in ammonia plants in Trinidad ($4 million). Other income, net, for 2015 included equity income from investments in ammonia plants in Trinidad ($9 million), a downward adjustment to deferred compensation expense ($6 million), interest income ($3 million) and net foreign currency transaction losses ($(17) million).  Other expense, net, for 2014 included net foreign currency transaction losses ($(34) million), losses on dispositions of warehouse stock ($(15) million) and equity income from investments in ammonia plants in Trinidad ($8 million).

6.  Income Taxes

The principal components of EOG's net deferred income tax liabilities at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Current Deferred Income Tax Assets (Liabilities)
Commodity Hedging Contracts	$22,206	$—
Deferred Compensation Plans	43,984	38,559
Alternative Minimum Tax Credit Carryforward	84,426	93,316
Foreign Net Operating Loss	37,251	47,786
Foreign Valuation Allowance	(28,097)	(35,536)
Accrued Expenses and Liabilities	13,754	—
Other	(4,137)	3,687
Total Net Current Deferred Income Tax Assets	$169,387	$147,812
Noncurrent Deferred Income Tax Assets (Liabilities)
Foreign Oil and Gas Exploration and Development Costs Deducted for Tax Under Book Depreciation, Depletion and Amortization	$(39,852)	$(57,569)
Foreign Net Operating Loss	314,899	443,010
Foreign Valuation Allowances	(268,499)	(380,104)
Foreign Other	438	1,506
Total Net Noncurrent Deferred Income Tax Assets	$6,986	$6,843
Noncurrent Deferred Income Tax (Assets) Liabilities
Oil and Gas Exploration and Development Costs Deducted for Tax Over Book Depreciation, Depletion and Amortization	$5,899,533	$5,299,817
Non-Producing Leasehold Costs	(64,898)	(53,026)
Seismic Costs Capitalized for Tax	(161,920)	(162,240)
Equity Awards	(139,787)	(140,663)
Capitalized Interest	86,504	98,242
Alternative Minimum Tax Credit Carryforward	(673,205)	(685,189)
Undistributed Foreign Earnings	280,099	258,403
Other	(37,686)	(27,442)
Total Net Noncurrent Deferred Income Tax Liabilities	$5,188,640	$4,587,902
Total Net Deferred Income Tax Liabilities	$5,012,267	$4,433,247

    The components of Income (Loss) Before Income Taxes for the years indicated below were as follows (in thousands):

	2016	2015	2014

United States	$(1,520,573)	$(6,840,119)	$5,161,232
Foreign	(36,932)	(81,437)	(165,917)
Total	$(1,557,505)	$(6,921,556)	$4,995,315

The principal components of EOG's Income Tax Provision (Benefit) for the years indicated below were as follows (in thousands):

	2016	2015	2014
Current:
Federal	$11,567	$21,719	$269,326
State	(8,369)	9,404	22,835
Foreign	51,189	54,143	82,721
Total	54,387	85,266	374,882
Deferred:
Federal	(532,979)	(2,362,926)	1,608,706
State	4,876	(127,444)	29,056
Foreign	12,897	8,063	67,184
Total	(515,206)	(2,482,307)	1,704,946
Income Tax Provision (Benefit)	$(460,819)	$(2,397,041)	$2,079,828

The differences between taxes computed at the United States federal statutory tax rate and EOG's effective rate were as follows:

	2016	2015	2014

Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
State Income Tax, Net of Federal Benefit	0.15	1.11	0.68
Income Tax Provision Related to Foreign Operations	(1.23)	(1.31)	(0.12)
Income Tax Provision Related to Trinidad Operations	(3.71)	—	—
Canadian Divestiture	—	—	(3.46)
Undistributed Foreign Earnings	—	—	4.94
Foreign Valuation Allowances	—	—	6.47
Foreign Oil and Gas Impairments	—	—	(1.90)
Other	(0.62)	(0.17)	0.03
Effective Income Tax Rate	29.59%	34.63%	41.64%

The effective tax rate of 30% in 2016 was lower than the prior year rate of 35% primarily due to the effects of recording additional Trinidad taxes resulting from a tax settlement reached during the year.

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

The principal components of EOG's rollforward of valuation allowances for deferred tax assets were as follows (in thousands):

	2016	2015	2014

Beginning Balance	$506,127	$463,018	$223,599
Increase (1)	37,221	146,602	392,729
Decrease (2)	(12,667)	(4,315)	(1,424)
Other (3)	(147,460)	(99,178)	(151,886)
Ending Balance	$383,221	$506,127	$463,018

(1)	Increase in valuation allowance related to the generation of tax net operating losses and other deferred tax assets.

(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

(3)	Represents dispositions/revisions/foreign exchange rate variances and the effect of statutory income tax rate changes.

The balance of unrecognized tax benefits at December 31, 2016, was $36 million, of which $2 million may potentially have an earnings impact. EOG records interest and penalties related to unrecognized tax benefits to its income tax provision.  Currently, $2 million of interest has been recognized in the Consolidated Statements of Income and Comprehensive Income.  EOG does not anticipate that the amount of the unrecognized tax benefits will significantly change during the next twelve months.  EOG and its subsidiaries file income tax returns and are subject to tax audits in the United States and various state, local and foreign jurisdictions. EOG's earliest open tax years in its principal jurisdictions are as follows: United States federal (2011), Canada (2012), United Kingdom (2015), Trinidad (2010) and China (2008).

EOG's foreign subsidiaries' undistributed earnings of approximately $2 billion at December 31, 2016, are no longer considered to be permanently reinvested outside the United States and, accordingly, EOG has cumulatively recorded $280 million of United States federal, foreign and state deferred income taxes.  EOG changed its permanent reinvestment assertion in 2014.

In 2016, EOG's alternative minimum tax (AMT) credits were reduced by $21 million mostly as a result of carry-back claims and certain elections. Remaining AMT credits of $758 million, resulting from AMT paid in prior years, will be carried forward indefinitely until they are used to offset regular income taxes in future periods. The ability of EOG to utilize these AMT credit carryforwards to reduce federal income taxes may become subject to various limitations under the Internal Revenue Code. Such limitations may arise if certain ownership changes (as defined for income tax purposes) were to occur.

As of December 31, 2016, EOG had state income tax net operating losses (NOLs) being carried forward of approximately $1.6 billion, which, if unused, expire between 2017 and 2035. During 2016, EOG's United Kingdom subsidiary incurred a tax NOL of approximately $38 million which, along with prior years' NOLs of $740 million, will be carried forward indefinitely. As described above, these NOLs have been evaluated for the likelihood of future utilization, and valuation allowances have been established for the portion of these deferred tax assets that do not meet the "more likely than not" threshold.

7.  Employee Benefit Plans

Stock-Based Compensation

During 2016, EOG maintained various stock-based compensation plans as discussed below.  EOG recognizes compensation expense on grants of stock options, SARs, restricted stock and restricted stock units, performance units and performance stock, and grants made under the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP).  Stock-based compensation expense is calculated based upon the grant date estimated fair value of the awards, net of forfeitures, based upon EOG's historical employee turnover rate.  Compensation expense is amortized over the shorter of the vesting period or the period from date of grant until the date the employee becomes eligible to retire without company approval.

Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon the job functions of the employees receiving the grants.  Compensation expense related to EOG's stock-based compensation plans for the years ended December 31, 2016, 2015 and 2014 was as follows (in millions):

	2016	2015	2014

Lease and Well	$38	$44	$41
Gathering and Processing Costs	1	1	1
Exploration Costs	21	26	27
General and Administrative	68	60	76
Total	$128	$131	$145

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, SARs, restricted stock and restricted stock units, performance stock and performance units, and other stock-based awards.  At December 31, 2016, approximately 21.5 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

During 2016, 2015 and 2014, EOG issued shares in connection with stock option/SAR exercises, restricted stock and performance stock grants, restricted stock unit and performance unit releases and ESPP purchases.  EOG recognized, as an adjustment to APIC, federal income tax benefits of $29 million, $26 million and $99 million for 2016, 2015 and 2014, respectively, related to the exercise of stock options/SARs and the release of restricted stock, restricted stock units, performance stock and performance units.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan.  Participants in EOG's stock-based compensation plans (including the 2008 Plan) have been or may be granted options to purchase shares of Common Stock.  In addition, participants in EOG's stock plans (including the 2008 Plan) have been or may be granted SARs, representing the right to receive shares of Common Stock based on the appreciation in the stock price from the date of grant on the number of SARs granted.  Stock options and SARs are granted at a price not less than the market price of the Common Stock on the date of grant.  Stock options and SARs granted vest on a graded vesting schedule up to four years from the date of grant based on the nature of the grants and as defined in individual grant agreements.  Terms for stock options and SARs granted have generally not exceeded a maximum term of seven years.  EOG's ESPP allows eligible employees to semi-annually purchase, through payroll deductions, shares of Common Stock at 85 percent of the fair market value at specified dates.  Contributions to the ESPP are limited to 10 percent of the employee's pay (subject to certain ESPP limits) during each of the two six-month offering periods each year.

The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of ESPP grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $57 million, $56 million and $62 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Stock Options/SARs			ESPP
	2016	2015	2014	2016	2015	2014

Weighted Average Fair Value of Grants	$25.78	$21.88	$30.75	$19.21	$21.21	$21.65
Expected Volatility	31.54%	38.03%	35.28%	36.55%	32.08%	25.03%
Risk-Free Interest Rate	0.78%	0.83%	0.95%	0.44%	0.12%	0.08%
Dividend Yield	0.76%	0.85%	0.61%	0.82%	0.73%	0.46%
Expected Life	5.4 years	5.3 years	5.2 years	0.5 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's Common Stock.  The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant.  The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth the stock option and SAR transactions for the years ended December 31, 2016, 2015 and 2014 (stock options and SARs in thousands):

	2016		2015		2014
	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price

Outstanding at January 1	10,744	$67.98	10,493	$64.96	10,452	$54.43
Granted	1,855	94.82	2,037	69.99	2,146	101.55
Exercised (1)	(2,376)	54.56	(1,518)	47.64	(1,718)	45.68
Forfeited	(373)	87.38	(268)	80.31	(387)	68.95
Outstanding at December 31	9,850	75.53	10,744	67.98	10,493	64.96
Stock Options/SARs Exercisable at December 31	5,613	66.48	5,993	57.96	5,287	49.40

(1)
The total intrinsic value of stock options/SARs exercised during the years 2016, 2015 and 2014 was $84 million, $60 million and $95 million, respectively.  The intrinsic value is based upon the difference between the market price of the Common Stock on the date of exercise and the grant price of the stock options/SARs.

At December 31, 2016, there were 9.5 million stock options/SARs vested or expected to vest with a weighted average grant price of $75.12 per share, an intrinsic value of $249 million and a weighted average remaining contractual life of 3.8 years.

The following table summarizes certain information for the stock options and SARs outstanding and exercisable at December 31, 2016 (stock options and SARs in thousands):

Stock Options/SARs Outstanding					Stock Options/SARs Exercisable
Range of Grant Prices	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value(1)	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value (1)

$ 34.00 to $ 55.99	1,906	1	$43.68		1,906	1	$43.68
56.00 to 69.99	2,922	4	64.12		1,654	3	60.09
70.00 to 94.99	1,526	3	84.62		1,072	3	84.49
95.00 to 99.99	1,794	7	95.10		23	3	97.31
100.00 to 116.99	1,702	4	102.02		958	4	102.00
	9,850	4	75.53	$253,400	5,613	3	66.48	$195,186

(1)	Based upon the difference between the closing market price of the Common Stock on the last trading day of the year and the grant price of in-the-money stock options and SARs.

At December 31, 2016, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $95 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.8 years.

At December 31, 2016, approximately 356,000 shares of Common Stock remained available for issuance under the ESPP.  The following table summarizes ESPP activities for the years ended December 31, 2016, 2015 and 2014 (in thousands, except number of participants):

	2016	2015	2014

Approximate Number of Participants	1,746	1,963	1,991
Shares Purchased	212	225	202
Aggregate Purchase Price	$13,787	$15,045	$14,927

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  The restricted stock and restricted stock units generally vest five years after the date of grant, except for certain bonus grants, and as defined in individual grant agreements.  Upon vesting of restricted stock, shares of Common Stock are released to the employee.  Upon vesting, restricted stock units are converted into shares of Common Stock and released to the employee.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $60 million, $69 million and $74 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table sets forth the restricted stock and restricted stock unit transactions for the years ended December 31, 2016, 2015 and 2014 (shares and units in thousands):

	2016		2015		2014
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	4,908	$70.35	5,394	$64.39	7,358	$49.54
Granted	853	88.01	1,044	77.94	1,132	98.72
Released (1)	(1,465)	53.95	(1,331)	51.52	(2,761)	105.24
Forfeited	(334)	77.29	(199)	74.56	(335)	62.55
Outstanding at December 31 (2)	3,962	79.63	4,908	70.35	5,394	64.39

(1)
The total intrinsic value of restricted stock and restricted stock units released during the years ended December 31, 2016, 2015 and 2014 was $124 million, $109 million and $291 million, respectively.  The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at December 31, 2016 and 2015 was approximately $401 million and $347 million, respectively.

At December 31, 2016, unrecognized compensation expense related to restricted stock and restricted stock units totaled $153 million.  Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 2.5 years.

Performance Units and Performance Stock.  EOG has granted performance units and/or performance stock (Performance Awards) to its executive officers annually since 2012. As more fully discussed in the grant agreements, the performance metric applicable to these performance-based grants is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. Subject to the termination provisions set forth in the grant agreements and the applicable performance multiple, the grants of Performance Awards will generally "cliff" vest five years from the date of grant. The fair value of the Performance Awards is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Awards totaled $11 million, $5 million and $9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2015, 405,000 Performance Awards were outstanding. Upon completion of the Performance Period for the Performance Awards granted in 2012, a performance multiple of 200% was applied to the 2012 grants resulting in an additional grant of 142,556 Performance Awards in February 2016. During the twelve-month period ended December 31, 2016, a total of 131,750 Performance Awards were granted. A total of 134,016 Performance Awards were released during the twelve months ended December 31, 2016, with a total intrinsic value of $9.7 million, based upon the closing price of EOG's common stock on the release date. Upon the application of the performance multiple at the completion of the remaining Performance Periods, a minimum of 151,096 and a maximum of 939,484 Performance Awards could be outstanding. There were 545,290 Performance Awards outstanding as of December 31, 2016. The total intrinsic value of Performance Awards outstanding at December 31, 2016 was $55.1 million.

Upon completion of the performance period for the Performance Awards granted in 2013, a performance multiple of 200% was applied to the 2013 grants resulting in an additional grant of 118,834 Performance Awards in February 2017.

      Weighted average fair values and valuation assumptions used to value performance unit and performance stock grants during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014

Weighted Average Fair Value of Grants	$119.10	$80.64	$119.27
Expected Volatility	32.48%	29.35%	32.18%
Risk-Free Interest Rate	1.15%	1.07%	1.18%

Expected volatility is based on the term-matched historical volatility over the simulated term, which is calculated as the time between the grant date and the end of the performance period.  The risk-free interest rate is based on a 3.25 year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date.

At December 31, 2016, unrecognized compensation expense related to performance units totaled $10 million.  Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 3.0 years.

Pension Plans.  EOG has a defined contribution pension plan in place for most of its employees in the United States.  EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions.  EOG's total costs recognized for the plan were $34 million, $36 million and $41 million for 2016, 2015 and 2014, respectively.

In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan.  EOG's United Kingdom subsidiary maintains a pension plan which includes a non-contributory defined contribution pension plan and a matched defined contribution savings plan.  These pension plans are available to most employees of the Trinidadian and United Kingdom subsidiaries.  EOG's combined contributions to these plans were $1 million, $1 million and $5 million for 2016, 2015 and 2014, respectively.

For the Trinidadian defined benefit pension plan, the benefit obligation, fair value of plan assets and accrued benefit cost totaled $8 million, $7 million and $0.3 million, respectively, at December 31, 2016, and $9 million, $7 million and $0.2 million, respectively, at December 31, 2015. In connection with the divestiture of substantially all of its Canadian assets in the fourth quarter of 2014, EOG has elected to terminate the Canadian non-contributory defined benefit pension plan.

Postretirement Health Care.  EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

8.  Commitments and Contingencies

Letters of Credit and Guarantees.  At December 31, 2016 and 2015, respectively, EOG had standby letters of credit and guarantees outstanding totaling approximately $226 million and $272 million, primarily representing guarantees of payment or performance obligations on behalf of subsidiaries. As of February 20, 2017, there were no demands for payment under these guarantees.

Minimum Commitments.  At December 31, 2016, total minimum commitments from long-term non-cancelable operating leases, drilling rig commitments, seismic purchase obligations, fracturing services obligations, other purchase obligations and transportation and storage service commitments, based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars and British pounds into United States dollars at December 31, 2016, were as follows (in thousands):

Total Minimum Commitments

2017	$1,201,092
2018	934,037
2019	673,452
2020	460,178
2021	334,601
2022 and beyond	674,287
$4,277,647

Included in the table above are leases for buildings, facilities and equipment with varying expiration dates through 2042.  Rental expenses associated with existing leases amounted to $204 million, $229 million and $237 million for 2016, 2015 and 2014, respectively.

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

9.  Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	2016	2015	2014
Numerator for Basic and Diluted Earnings per Share -
Net Income (Loss)	$(1,096,686)	$(4,524,515)	$2,915,487
Denominator for Basic Earnings per Share -
Weighted Average Shares	553,384	545,697	543,443
Potential Dilutive Common Shares -
Stock Options/SARs	—	—	2,526
Restricted Stock/Units and Performance Units/Stock	—	—	2,570
Denominator for Diluted Earnings per Share -
Adjusted Diluted Weighted Average Shares	553,384	545,697	548,539
Net Income (Loss) Per Share
Basic	$(1.98)	$(8.29)	$5.36
Diluted	$(1.98)	$(8.29)	$5.32

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units and stock that were anti-dilutive.  Shares underlying the excluded stock options and SARs totaled 10.3 million, 10.2 million and 0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016 and 2015, respectively, 4.5 million and 5.3 million shares of restricted stock and restricted stock units and performance units and performance stock were excluded.

10.  Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Interest, Net of Capitalized Interest	$252,030	$222,088	$197,383
Income Taxes, Net of Refunds Received	$(39,293)	$41,108	$342,741

EOG's accrued capital expenditures at December 31, 2016, 2015 and 2014 were $388 million, $416 million and $972 million, respectively.

Non-cash investing activities for the year ended December 31, 2016, included $3,834 million in non-cash additions to EOG's oil and gas properties related to the Yates transaction (see Note 17).

Non-cash investing activities for the year ended December 31, 2014 included non-cash additions of $5 million to EOG's oil and gas properties as a result of property exchanges.

11.  Business Segment Information

EOG's operations are all crude oil and natural gas exploration and production related. The Segment Reporting Topic of the ASC establishes standards for reporting information about operating segments in annual financial statements.  Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  EOG's chief operating decision-making process is informal and involves the Chairman of the Board and Chief Executive Officer and other key officers.  This group routinely reviews and makes operating decisions related to significant issues associated with each of EOG's major producing areas in the United States, Trinidad, the United Kingdom and China.  For segment reporting purposes, the chief operating decision maker considers the major United States producing areas to be one operating segment.

As previously reported, during the fourth quarter of 2014, EOG completed the sale of substantially all of its Canadian operations (see Note 17). As a result, information relating to EOG's remaining Canadian operations has been included in the Other International segment and prior year amounts have been reclassified to conform to current year presentation. Financial information by reportable segment is presented below as of and for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	United States	Trinidad	Other International (1)	Total
2016
Crude Oil and Condensate	$4,265,036	$9,600	$42,705	$4,317,341
Natural Gas Liquids	437,238	—	12	437,250
Natural Gas	475,715	234,108	32,329	742,152
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(99,608)	—	—	(99,608)
Gathering, Processing and Marketing	1,967,390	(1,131)	—	1,966,259
Gains (Losses) on Asset Dispositions, Net	196,043	(145)	9,937	205,835
Other, Net	81,386	(8)	25	81,403
Net Operating Revenues (2)	7,323,200	242,424	85,008	7,650,632
Depreciation, Depletion and Amortization	3,365,390	145,591	42,436	3,553,417
Operating (Loss) Income	(1,192,338)	46,473	(79,416)	(1,225,281)
Interest Income	358	932	1,329	2,619
Other (Expense) Income	(15,703)	2,667	(40,126)	(53,162)
Net Interest Expense	298,125	—	(16,444)	281,681
Income (Loss) Before Income Taxes	(1,505,808)	50,072	(101,769)	(1,557,505)
Income Tax Provision (Benefit)	(516,180)	64,281	(8,920)	(460,819)
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	6,223,228	75,407	30,734	6,329,369
Total Property, Plant and Equipment, Net	25,221,517	274,850	210,711	25,707,078
Total Assets	27,907,083	889,253	663,097	29,459,433

	United States	Trinidad	Other International (1)	Total
2015
Crude Oil and Condensate	$4,917,731	$13,122	$3,709	$4,934,562
Natural Gas Liquids	407,570	—	88	407,658
Natural Gas	637,452	368,639	54,947	1,061,038
Gains on Mark-to-Market Commodity Derivative Contracts	61,924	—	—	61,924
Gathering, Processing and Marketing	2,254,477	(1,342)	—	2,253,135
Gains (Losses) on Asset Dispositions, Net	(12,176)	393	2,985	(8,798)
Other, Net	47,464	(3)	448	47,909
Net Operating Revenues (3)	8,314,442	380,809	62,177	8,757,428
Depreciation, Depletion and Amortization	3,139,863	154,853	18,928	3,313,644
Operating Income (Loss)	(6,566,282)	175,658	(295,455)	(6,686,079)
Interest Income	1,913	389	1,167	3,469
Other Income (Expense)	6,461	8,780	(16,794)	(1,553)
Net Interest Expense	274,606	1,400	(38,613)	237,393
Income (Loss) Before Income Taxes	(6,832,514)	183,427	(272,469)	(6,921,556)
Income Tax Provision	(2,463,213)	63,502	2,670	(2,397,041)
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	4,495,730	102,358	112,316	4,710,404
Total Property, Plant and Equipment, Net	23,593,995	350,766	265,960	24,210,721
Total Assets	25,347,134	886,826	736,510	26,970,470
2014
Crude Oil and Condensate	$9,526,149	$29,604	$186,727	$9,742,480
Natural Gas Liquids	924,454	—	9,597	934,051
Natural Gas	1,321,175	483,071	112,140	1,916,386
Gains on Mark-to-Market Commodity Derivative Contracts	834,273	—	—	834,273
Gathering, Processing and Marketing	4,040,024	6,064	228	4,046,316
Gains on Asset Dispositions, Net	96,339	—	411,251	507,590
Other, Net	49,950	37	4,257	54,244
Net Operating Revenues (4)	16,792,364	518,776	724,200	18,035,340
Depreciation, Depletion and Amortization	3,684,943	188,592	123,506	3,997,041
Operating Income (Loss)	5,074,911	277,471	(110,559)	5,241,823
Interest Income	849	253	1,137	2,239
Other Income (Expense)	(14,953)	8,712	(41,048)	(47,289)
Net Interest Expense	269,166	—	(67,708)	201,458
Income (Loss) Before Income Taxes	4,791,641	286,436	(82,762)	4,995,315
Income Tax Provision	1,837,185	98,559	144,084	2,079,828
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	7,133,727	76,138	261,312	7,471,177
Total Property, Plant and Equipment, Net	28,391,741	382,719	398,184	29,172,644
Total Assets	32,867,310	865,674	1,025,615	34,758,599

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(2)
EOG had sales activity with three significant purchasers in 2016, one totaling $1.2 billion, one totaling $1.1 billion and one totaling $1.0 billion of consolidated Net Operating Revenues in the United States segment.

(3)	EOG had sales activity with two significant purchasers in 2015, one totaling $1.7 billion and the other totaling $1.4 billion of consolidated Net Operating Revenues in the United States segment.

(4)	EOG had sales activity with two significant purchasers in 2014, one totaling $4.0 billion and the other totaling $3.0 billion of consolidated Net Operating Revenues in the United States segment.

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

During 2016, 2015 and 2014, EOG elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounted for these financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact is reflected in Cash Flows from Operating Activities.  During 2016, 2015 and 2014, EOG recognized net gains (losses) on the mark-to-market of financial commodity derivative contracts of $(100) million, $62 million and $834 million, respectively, which included cash received from (payments for) settlements of crude oil and natural gas derivative contracts of $(22) million, $730 million and $34 million, respectively.

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the year ended December 31, 2016, with notional volumes expressed in barrels per day (Bbld) and prices expressed in dollars per barrel ($/Bbl).

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2016
April 12, 2016 through April 30, 2016 (closed)	90,000	$42.30
May 1, 2016 through June 30, 2016 (closed)	128,000	42.56

2017
January 1, 2017 through June 30, 2017	35,000	$50.04

EOG has entered into crude oil collar contracts, which establish ceiling and floor prices for the sale of notional volumes of crude oil as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the average NYMEX West Texas Intermediate crude oil price for the contract month (Index Price) in the event the Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Index Price in the event the Index Price is below the floor price. Presented below is a comprehensive summary of EOG's crude oil collar contracts for the year ended December 31, 2016, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Collar Contracts
		Weighted Average Price ($/Bbl)
	Volume (Bbld)	Ceiling Price	Floor Price
2016
September 1, 2016 through December 31, 2016 (closed)	70,000	$54.25	$45.00

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the year ended December 31, 2016, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts for the year ended December 31, 2016, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

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

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts for the year ended December 31, 2016, with notional volumes expressed in MMBtud and prices expressed in $/MMbtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMbtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through November 30, 2017	80,000	$3.69	$3.20

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at December 31, 2016 and 2015, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at December 31,
Description	Location on Balance Sheet	2016	2015
Asset Derivatives
Crude oil and natural gas derivative contracts -
Noncurrent portion	Other Assets	$1	$—
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities	$62	$—

Credit Risk.  Notional contract amounts are used to express the magnitude of a financial derivative.  The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 13).  EOG evaluates its exposure to significant counterparties on an ongoing basis, including those arising from physical and financial transactions.  In some instances, EOG renegotiates payment terms and/or requires collateral, parent guarantees or letters of credit to minimize credit risk.  At December 31, 2016, EOG's net accounts receivable balance related to United States, Canada and United Kingdom hydrocarbon sales included three receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from two petroleum refinery companies and one multinational oil and gas company.  The related amounts were collected during early 2017.  At December 31, 2015, EOG's net accounts receivable balance related to United States, Canada and United Kingdom hydrocarbon sales included three receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from two petroleum refinery companies and one multinational oil and gas company.  The related amounts were collected during early 2016. In 2016 and 2015, all natural gas from EOG's Trinidad operations was sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary, and all natural gas from EOG's China operations was sold to Petrochina Company Limited.

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDA to be settled immediately.  See Note 13 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2016.  EOG had no collateral posted and held no collateral at December 31, 2016 and 2015.

Substantially all of EOG's accounts receivable at December 31, 2016 and 2015 resulted from hydrocarbon sales and/or joint interest billings to third-party companies, including foreign state-owned entities in the oil and gas industry.  This concentration of customers and joint interest owners may impact EOG's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions.  In determining whether or not to require collateral or other credit enhancements from a customer or joint interest owner, EOG typically analyzes the entity's net worth, cash flows, earnings and credit ratings.  Receivables are generally not collateralized.  During the three-year period ended December 31, 2016, credit losses incurred on receivables by EOG have been immaterial.

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

The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at December 31, 2016. There were no such amounts outstanding at December 31, 2015. Amounts shown in millions.

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2016
Financial Assets: (1)
Natural Gas Options/Collars	$—	$1	$—	$1
Financial Liabilities: (2)
Crude Oil Swaps	$—	$36	$—	$36
Natural Gas Swaps	—	4	—	4
Natural Gas Options/Collars	—	22	—	22

(1)	At December 31, 2016, $1 million is included in "Other Assets" on the Consolidated Balance Sheets.

(2)	At December 31, 2016, $62 million is included in "Current Liabilities - Liabilities from Price Risk Management Activities" on the Consolidated Balance Sheets.

The estimated fair value of crude oil and natural gas derivative contracts (including options/collars) was based upon forward commodity price curves based on quoted market prices.  Commodity derivative contracts were valued by utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

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

During 2016, proved oil and gas properties; other property, plant and equipment; and other assets with a carrying amount of $778 million were written down to their fair value of $587 million, resulting in pretax impairment charges of $191 million. Included in the $191 million pretax impairment charges were $61 million of impairments of obsolete inventory. In addition, EOG recorded pretax impairment charges in 2016 of $138 million for firm commitment contracts related to divested Haynesville natural gas assets. During 2015, proved oil and gas properties; other property, plant and equipment; and other assets with a carrying amount of $9,154 million were written down to their fair value of $2,828 million, resulting in pretax impairment charges of $6,326 million, $4,141 million net of tax. Impairments in 2015 included domestic legacy natural gas assets and marginal liquids plays and the Conwy crude oil project in the East Irish Sea. Significant Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. In certain instances, EOG utilized accepted offers from third-party purchasers as the basis for determining fair value.

Fair Value of Debt.  At December 31, 2016 and 2015, respectively, EOG had outstanding $6,990 million and $6,390 million aggregate principal amount of senior notes, which had estimated fair values of approximately $7,190 million and $6,524 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at year-end.

14.  Accounting for Certain Long-Lived Assets

EOG reviews its proved oil and gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset.  The carrying values for assets determined to be impaired were adjusted to estimated fair value using the Income Approach described in the Fair Value Measurement Topic of the ASC. In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

During 2016, proved oil and gas properties; other property, plant and equipment; and other assets with a carrying amount of $667 million were written down to their fair value of $537 million, resulting in pretax impairment charges of $130 million. During 2015, proved oil and gas properties and other assets with a carrying amount of $9,154 million were written down to their fair value of $2,828 million, resulting in pretax impairment charges of $6,326 million, $4,141 million net of tax. Impairments in 2016 and 2015 included domestic legacy natural gas assets. In addition, impairments in 2015 included marginal liquids plays and the Conwy crude oil project in the East Irish Sea. Amortization and impairments of unproved oil and gas property costs, including amortization of capitalized interest, were $291 million, $288 million and $168 million during 2016, 2015 and 2014, respectively.

15.  Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015

Carrying Amount at Beginning of Period	$811,554	$752,718
Liabilities Incurred (1)	212,739	63,844
Liabilities Settled (2)	(94,800)	(17,415)
Accretion	32,306	31,956
Revisions	(38,286)	(13,356)
Foreign Currency Translations	(10,587)	(6,193)
Carrying Amount at End of Period	$912,926	$811,554

Current Portion	$18,516	$7,651
Noncurrent Portion	$894,410	$803,903

(1)	Includes $164 million related to Yates transaction (see Note 17).

(2)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

16.  Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the years ended December 31, 2016, 2015 and 2014 are presented below (in thousands):

	2016	2015	2014

Balance at January 1	$8,955	$17,253	$9,211
Additions Pending the Determination of Proved Reserves	6,688	24,640	32,080
Reclassifications to Proved Properties	(5,274)	(26,659)	(15,946)
Costs Charged to Expense (1)	(10,369)	(6,279)	(8,092)
Balance at December 31	$—	$8,955	$17,253

(1)	Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

At December 31, 2016, 2015 and 2014, all exploratory well costs had been capitalized for periods of less than one year.

17.  Acquisitions and Divestitures

Yates Entities. On October 4, 2016, EOG completed its previously announced mergers and related asset purchase transactions with Yates Petroleum Corporation (YPC), Abo Petroleum Corporation (ABO), MYCO Industries, Inc. (MYCO) and certain affiliated entities (collectively with YPC, ABO and MYCO, the Yates Entities). Subject to the terms of the agreements, EOG issued to the shareholders of YPC, ABO and MYCO and to certain of the sellers under the related asset purchase transactions an aggregate of approximately 25 million shares of EOG common stock and paid to certain of the sellers under the asset purchase transactions an aggregate of approximately $16 million in cash for total consideration transferred of approximately $2.4 billion. In addition, under the terms of the transactions, EOG assumed and repaid approximately $164 million of debt owed by the Yates Entities, which was offset by approximately $70 million of cash of the Yates Entities.

The assets of the Yates Entities include producing wells in addition to acreage in the Delaware Basin Core, the Powder River Basin, the Permian Basin Northwest Shelf and other Western basins.

Revenues and Operating Income of $71 million and $8 million, respectively, of the Yates Entities were included in EOG's Consolidated Statements of Income and Comprehensive Income beginning October 4, 2016. In connection with these mergers and related asset purchase transactions, EOG incurred acquisition-related costs in 2016 of approximately $5 million, all of which were expensed and recorded as General and Administrative on the Consolidated Statements of Income and Comprehensive Income.

EOG accounted for the mergers with YPC, ABO and MYCO and the related asset purchase transactions as a business combination under the acquisition method with EOG as the acquirer. Under the acquisition method, the consideration transferred is allocated to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired recorded as goodwill. EOG did not record goodwill in connection with these transactions.

Certain data necessary to complete the purchase price allocation is preliminary, and includes, but is not limited to, the final valuations of oil and gas properties, the valuation of off-market transportation contracts and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed. EOG believes the estimates used are reasonable but are subject to change as additional information becomes available.

The following table represents the preliminary allocation of the total purchase price of the Yates Entities (in thousands).

Current Assets
Cash and Cash Equivalents	$70,411
Accounts Receivable, Net	83,540
Inventories	10,955
Other	10,640
Total	175,546

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	3,850,100
Other Property, Plant and Equipment	16,586
Total Property, Plant and Equipment, Net	3,866,686
Other Assets	22,706
Total Assets	$4,064,938

Current Liabilities
Accounts Payable	$126,988
Accrued Taxes Payable	23,520
Other	743
Total	151,251

Long-Term Debt	163,829
Asset Retirement Obligations	163,144
Off-Market Transportation Contracts	39,720
Other Liabilities	28,645
Deferred Income Taxes	1,104,581
Total Liabilities	$1,651,170
Total Consideration Transferred	$2,413,768

The fair value measurements of Oil and Gas Properties and Asset Retirement Obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of Proved Oil and Gas Properties were measured using the income approach. Significant inputs to the valuation of Proved Oil and Gas Properties included EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. Significant inputs to the valuation of Unproved Oil and Gas Properties included average prices per acre of comparable market transactions.

These inputs required significant judgments, assumptions and estimates by management at the time of the valuation and are the most sensitive and may be subject to change.

Other. During 2016, EOG recognized a net gain on asset dispositions of $206 million and received proceeds of approximately $1,119 million primarily from sales of producing properties and acreage in Texas, Louisiana, the Rocky Mountain area and Oklahoma. Additionally during the third quarter of 2016, EOG completed the sale of all its Argentina assets.

During 2015, EOG completed acquisitions of approximately $481 million primarily to acquire proved crude oil properties and related assets in the Delaware Basin and gathering assets in the North Dakota Bakken.

During 2015, EOG recognized a net loss on asset dispositions of $(9) million and received proceeds of approximately $193 million primarily from sales of gathering and processing assets and other assets. During 2014, EOG recognized a net gain on asset dispositions of $508 million and received proceeds of approximately $569 million primarily from the divestiture of all its assets in Manitoba and the majority of its assets in Alberta (collectively, the Canadian Sales) and from sales of producing properties and acreage in the Upper Gulf Coast region, the Rocky Mountain area and the Mid-Continent area. The Canadian Sales that closed on or about December 1, 2014, occurred in two separate transactions, an asset sale and the sale of the stock of certain of EOG's Canadian subsidiaries. As these two transactions represented a substantially complete liquidation of EOG's Canadian operations, approximately $383 million of cumulative translation adjustments previously recorded on the Consolidated Balance Sheets was reclassified to the Consolidated Statements of Income and Comprehensive Income. The Canadian Sales also resulted in the release of approximately $150 million of restricted cash related to future abandonment liabilities.

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

Oil and Gas Reserves.  Users of this information should be aware that the process of estimating quantities of "proved," "proved developed" and "proved undeveloped" crude oil, natural gas liquids (NGLs) and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity; evolving production history; crude oil and condensate, NGL and natural gas prices; and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.  See ITEM 1A, Risk Factors.

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe.  Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded.  EOG has formulated development plans for all drilling locations associated with its PUDs at December 31, 2016.  Under these plans, each PUD location will be drilled within five years from the date it was recorded.  Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Estimates of proved reserves at December 31, 2016, 2015 and 2014 were based on studies performed by the engineering staff of EOG.  The Engineering and Acquisitions Department is directly responsible for EOG's reserve evaluation process and consists of 16 professionals, all of whom hold, at a minimum, bachelor's degrees in engineering, and five of whom are Registered Professional Engineers.  The Vice President, Engineering and Acquisitions is the manager of this department and is the primary technical person responsible for this process.  The Vice President, Engineering and Acquisitions holds a Bachelor of Science degree in Petroleum Engineering, has 30 years of experience in reserve evaluations and is a Registered Professional Engineer.

EOG's reserves estimation process is a collaborative effort coordinated by the Engineering and Acquisitions Department in compliance with EOG's internal controls for such process.  Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including crude oil, NGL and natural gas prices, production costs, transportation costs, future capital expenditures and EOG's net ownership percentages are obtained from other departments within EOG.  EOG's Internal Audit Department conducts testing with respect to such non-technical inputs.  Additionally, EOG engages DeGolyer and MacNaughton (D&M), independent petroleum consultants, to perform independent reserves evaluation of select EOG properties comprising not less than 75% of EOG's estimates of proved reserves.  EOG's Board of Directors requires that D&M's and EOG's reserve quantities for the properties evaluated by D&M vary by no more than 5% in the aggregate.  Once completed, EOG's year-end reserves are presented to senior management, including the Chairman of the Board and Chief Executive Officer; the President and Chief Operating Officer; the Executive Vice Presidents, Exploration and Production; and the Executive Vice President and Chief Financial Officer, for approval.

Opinions by D&M for the years ended December 31, 2016, 2015 and 2014 covered producing areas containing 83%, 86% and 76%, respectively, of proved reserves of EOG on a net-equivalent-barrel-of-oil basis.  D&M's opinions indicate that the estimates of proved reserves prepared by EOG's Engineering and Acquisitions Department for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M.  Such estimates by D&M in the aggregate varied by not more than 5% from those prepared by the Engineering and Acquisitions Department of EOG.  All reports by D&M were developed utilizing geological and engineering data provided by EOG.  The report of D&M dated January 30, 2017, which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M's technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 23.2 to this Annual Report on Form 10-K and incorporated herein by reference.

No major discovery or other favorable or adverse event subsequent to December 31, 2016, is believed to have caused a material change in the estimates of net proved reserves as of that date.

The following tables set forth EOG's net proved reserves at December 31 for each of the four years in the period ended December 31, 2016, and the changes in the net proved reserves for each of the three years in the period ended December 31, 2016, as estimated by the Engineering and Acquisitions Department of EOG:

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET PROVED RESERVE SUMMARY

	United States	Trinidad	Other International (1)	Total
NET PROVED RESERVES

Crude Oil (MBbl) (2)
Net proved reserves at December 31, 2013	880,049	1,590	18,901	900,540
Revisions of previous estimates	28,301	99	(378)	28,022
Purchases in place	9,705	—	—	9,705
Extensions, discoveries and other additions	319,540	—	14	319,554
Sales in place	(4,967)	—	(7,656)	(12,623)
Production	(102,946)	(350)	(2,152)	(105,448)
Net proved reserves at December 31, 2014	1,129,682	1,339	8,729	1,139,750
Revisions of previous estimates	(114,924)	(1)	—	(114,925)
Purchases in place	35,922	—	—	35,922
Extensions, discoveries and other additions	141,310	63	13	141,386
Sales in place	(730)	—	(10)	(740)
Production	(103,400)	(332)	(65)	(103,797)
Net proved reserves at December 31, 2015	1,087,860	1,069	8,667	1,097,596
Revisions of previous estimates	42,040	54	861	42,955
Purchases in place	25,795	—	—	25,795
Extensions, discoveries and other additions	123,441	—	—	123,441
Sales in place	(8,791)	—	—	(8,791)
Production	(101,854)	(284)	(1,273)	(103,411)
Net proved reserves at December 31, 2016	1,168,491	839	8,255	1,177,585

Natural Gas Liquids (MBbl) (2)
Net proved reserves at December 31, 2013	376,002	—	1,204	377,206
Revisions of previous estimates	27,450	—	(7)	27,443
Purchases in place	1,812	—	—	1,812
Extensions, discoveries and other additions	91,683	—	—	91,683
Sales in place	(956)	—	(823)	(1,779)
Production	(29,061)	—	(236)	(29,297)
Net proved reserves at December 31, 2014	466,930	—	138	467,068
Revisions of previous estimates	(113,290)	—	68	(113,222)
Purchases in place	8,251	—	—	8,251
Extensions, discoveries and other additions	49,147	—	—	49,147
Sales in place	(84)	—	(187)	(271)
Production	(28,079)	—	(19)	(28,098)
Net proved reserves at December 31, 2015	382,875	—	—	382,875
Revisions of previous estimates	53,771	—	—	53,771
Purchases in place	1,284	—	—	1,284
Extensions, discoveries and other additions	41,862	—	—	41,862
Sales in place	(33,548)	—	—	(33,548)
Production	(29,878)	—	—	(29,878)
Net proved reserves at December 31, 2016	416,366	—	—	416,366

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
Natural Gas (Bcf) (3)
Net proved reserves at December 31, 2013	4,398.7	520.7	125.4	5,044.8
Revisions of previous estimates	252.2	12.9	5.5	270.6
Purchases in place	17.1	—	—	17.1
Extensions, discoveries and other additions	638.3	4.5	4.7	647.5
Sales in place	(52.4)	—	(78.7)	(131.1)
Production	(348.4)	(132.5)	(25.4)	(506.3)
Net proved reserves at December 31, 2014	4,905.5	405.6	31.5	5,342.6
Revisions of previous estimates	(1,453.1)	16.8	5.6	(1,430.7)
Purchases in place	72.3	—	—	72.3
Extensions, discoveries and other additions	306.3	21.7	4.4	332.4
Sales in place	(3.9)	—	(11.1)	(15.0)
Production	(337.3)	(127.5)	(10.9)	(475.7)
Net proved reserves at December 31, 2015	3,489.8	316.6	19.5	3,825.9
Revisions of previous estimates	298.4	29.5	5.2	333.1
Purchases in place	91.5	—	—	91.5
Extensions, discoveries and other additions	202.1	59.9	—	262.0
Sales in place	(752.0)	—	—	(752.0)
Production	(308.6)	(125.1)	(8.9)	(442.6)
Net proved reserves at December 31, 2016	3,021.2	280.9	15.8	3,317.9

Oil Equivalents (MBoe) (2)
Net proved reserves at December 31, 2013	1,989,166	88,364	41,013	2,118,543
Revisions of previous estimates	97,782	2,245	541	100,568
Purchases in place	14,367	—	—	14,367
Extensions, discoveries and other additions	517,613	758	796	519,167
Sales in place	(14,661)	—	(21,602)	(36,263)
Production	(190,065)	(22,430)	(6,631)	(219,126)
Net proved reserves at December 31, 2014	2,414,202	68,937	14,117	2,497,256
Revisions of previous estimates	(470,401)	2,802	995	(466,604)
Purchases in place	56,215	—	—	56,215
Extensions, discoveries and other additions	241,513	3,682	736	245,931
Sales in place	(1,467)	—	(2,039)	(3,506)
Production	(187,701)	(21,578)	(1,896)	(211,175)
Net proved reserves at December 31, 2015	2,052,361	53,843	11,913	2,118,117
Revisions of previous estimates	145,542	4,978	1,722	152,242
Purchases in place	42,330	—	—	42,330
Extensions, discoveries and other additions	198,973	9,990	—	208,963
Sales in place	(167,669)	—	—	(167,669)
Production	(183,145)	(21,150)	(2,755)	(207,050)
Net proved reserves at December 31, 2016	2,088,392	47,661	10,880	2,146,933

(1)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2016, EOG added 209 million barrels of oil equivalent (MMBoe) of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin, the Rocky Mountain area and the Eagle Ford.  Approximately 79% of the 2016 reserve additions were crude oil and condensate and NGLs, and 95% were in the United States.  Sales in place of 168 MMBoe were primarily related to the disposition of certain producing natural gas assets in the Barnett Shale and Haynesville plays and marginal liquids plays in the Permian Basin and Rocky Mountain area. Revisions of previous estimates of 152 MMBoe for 2016 included a downward revision of 101 MMBoe primarily due to decreases in the average crude oil and natural gas prices used in the December 31, 2016, reserves estimation as compared to the prices used in the prior year estimate. The primary plays affected were the Eagle Ford, the Uinta basin in the Rocky Mountain area, the Permian Basin and the Barnett Shale. Positive revisions other than price of 253 MMBoe resulted primarily from lower production costs and improved performance in the Delaware Basin. Purchases in place of 42 MMBoe were primarily related to the Yates transaction.

During 2015, EOG added 246 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin, the Rocky Mountain area and the Eagle Ford.  Approximately 77% of the 2015 reserve additions were crude oil and condensate and NGLs, and 98% were in the United States.  Sales in place of 4 MMBoe were primarily related to the disposition of certain producing natural gas assets in Canada, the Permian Basin and the Upper Gulf Coast. Negative revisions of previous estimates of 467 MMBoe for 2015 included a negative revision of 574 MMBoe primarily due to decreases in the average crude oil and natural gas prices used in the December 31, 2015, reserves estimation as compared to the prices used in the prior year estimate. The primary plays affected were the Uinta and Green River basins in the Rocky Mountain area, the Permian Basin and the Barnett Shale. Revisions other than price resulted primarily from improved recovery in the Eagle Ford.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
NET PROVED DEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2013	382,517	1,505	7,034	391,056
December 31, 2014	493,694	1,339	115	495,148
December 31, 2015	444,070	1,069	63	445,202
December 31, 2016	507,531	839	8,255	516,625
Natural Gas Liquids (MBbl)
December 31, 2013	199,964	—	896	200,860
December 31, 2014	264,611	—	138	264,749
December 31, 2015	205,898	—	—	205,898
December 31, 2016	230,219	—	—	230,219
Natural Gas (Bcf)
December 31, 2013	2,597.3	494.6	121.5	3,213.4
December 31, 2014	3,102.8	396.9	28.6	3,528.3
December 31, 2015	2,211.2	297.6	19.5	2,528.3
December 31, 2016	1,804.4	262.2	15.8	2,082.4
Oil Equivalents (MBoe)
December 31, 2013	1,015,359	83,933	28,184	1,127,476
December 31, 2014	1,275,447	67,484	5,016	1,347,947
December 31, 2015	1,018,491	50,677	3,309	1,072,477
December 31, 2016	1,038,483	44,543	10,880	1,093,906
NET PROVED UNDEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2013	497,532	85	11,867	509,484
December 31, 2014	635,988	—	8,614	644,602
December 31, 2015	643,790	—	8,604	652,394
December 31, 2016	660,960	—	—	660,960
Natural Gas Liquids (MBbl)
December 31, 2013	176,038	—	308	176,346
December 31, 2014	202,319	—	—	202,319
December 31, 2015	176,977	—	—	176,977
December 31, 2016	186,147	—	—	186,147
Natural Gas (Bcf)
December 31, 2013	1,801.4	26.1	3.9	1,831.4
December 31, 2014	1,802.7	8.7	2.9	1,814.3
December 31, 2015	1,278.6	19.0	—	1,297.6
December 31, 2016	1,216.8	18.7	—	1,235.5
Oil Equivalents (MBoe)
December 31, 2013	973,807	4,431	12,829	991,067
December 31, 2014	1,138,755	1,453	9,101	1,149,309
December 31, 2015	1,033,870	3,166	8,604	1,045,640
December 31, 2016	1,049,909	3,118	—	1,053,027

(1)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Proved Undeveloped Reserves. The following table presents the changes in EOG's total proved undeveloped reserves during 2016, 2015 and 2014 (in MBoe):

	2016	2015	2014

Balance at January 1	1,045,640	1,149,309	991,067
Extensions and Discoveries	138,101	205,152	403,713
Revisions	64,413	(241,973)	(79,630)
Acquisition of Reserves	—	54,458	4,239
Sale of Reserves	(45,917)	—	(10,176)
Conversion to Proved Developed Reserves	(149,210)	(121,306)	(159,904)
Balance at December 31	1,053,027	1,045,640	1,149,309

For the twelve-month period ended December 31, 2016, total PUDs increased by 7 MMBoe to 1,053 MMBoe.  EOG added approximately 21 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs (see discussion of technology employed on pages F-35 and F-36 of this Annual Report on Form 10-K), EOG added 117 MMBoe.  The PUD additions were primarily in the Permian Basin and, to a lesser extent, the Rocky Mountain area, and 82% of the additions were crude oil and condensate and NGLs.  During 2016, EOG drilled and transferred 149 MMBoe of PUDs to proved developed reserves at a total capital cost of $1,230 million.  Revisions of PUDs totaled positive 64 MMBoe, primarily due to improved well performance, primarily in the Delaware Basin, and lower production costs, partially offset by the impact of decreases in the average crude oil and natural gas prices used in the December 31, 2016, reserves estimation as compared to the prices used in the prior year estimate.  During 2016, EOG sold 46 MMBoe of PUDs primarily in the Haynesville play. All PUDs for drilled but uncompleted wells (DUCs) are scheduled for completion within five years of the original reserve booking.

For the twelve-month period ended December 31, 2015, total PUDs decreased by 104 MMBoe to 1,046 MMBoe.  EOG added approximately 52 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 153 MMBoe.  The PUD additions were primarily in the Permian Basin and, to a lesser extent, the Eagle Ford and the Rocky Mountain area, and 80% of the additions were crude oil and condensate and NGLs.  During 2015, EOG drilled and transferred 121 MMBoe of PUDs to proved developed reserves at a total capital cost of $2,349 million.  Revisions of PUDs totaled negative 242 MMBoe, primarily due to decreases in the average crude oil and natural gas prices used in the December 31, 2015, reserves estimation as compared to the prices used in the prior year estimate.  During 2015, EOG did not sell any PUDs and acquired 54 MMBoe of PUDs.

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

Capitalized Costs Relating to Oil and Gas Producing Activities.  The following table sets forth the capitalized costs relating to EOG's crude oil and natural gas producing activities at December 31, 2016 and 2015:

	2016	2015

Proved properties	$45,751,965	$49,623,518
Unproved properties	3,840,126	989,723
Total	49,592,091	50,613,241
Accumulated depreciation, depletion and amortization	(26,247,062)	(28,877,593)
Net capitalized costs	$23,345,029	$21,735,648

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

Exploration costs include additions to exploratory wells, including those in progress, and exploration expenses.

Development costs include additions to production facilities and equipment and additions to development wells, including those in progress.

The following table sets forth costs incurred related to EOG's oil and gas activities for the years ended December 31, 2016, 2015 and 2014:

	United States	Trinidad	Other International (1)	Total
2016
Acquisition Costs of Properties
Unproved (2)	$3,216,598	$—	$36	$3,216,634
Proved (3)	749,023	—	—	749,023
Subtotal	3,965,621	—	36	3,965,657
Exploration Costs	156,295	2,695	6,761	165,751
Development Costs (4)	2,252,713	72,147	(10,984)	2,313,876
Total	$6,374,629	$74,842	$(4,187)	$6,445,284
2015
Acquisition Costs of Properties
Unproved	$133,801	$—	$56	$133,857
Proved	480,617	—	—	480,617
Subtotal	614,418	—	56	614,474
Exploration Costs	206,814	22,837	23,041	252,692
Development Costs (5)	3,847,813	102,715	110,589	4,061,117
Total	$4,669,045	$125,552	$133,686	$4,928,283
2014
Acquisition Costs of Properties
Unproved	$365,915	$—	$4,499	$370,414
Proved	138,772	—	329	139,101
Subtotal	504,687	—	4,828	509,515
Exploration Costs	332,703	2,794	60,476	395,973
Development Costs (6)	6,638,192	89,555	271,534	6,999,281
Total	$7,475,582	$92,349	$336,838	$7,904,769

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(2)	Includes non-cash unproved leasehold acquisition costs of $3,102 million related to the Yates transaction.

(3)	Includes non-cash proved property acquisition costs of $732 million related to the Yates transaction.

(4)	Includes Asset Retirement Costs of $25 million, $(3) million and $(42) million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.

(5)	Includes Asset Retirement Costs of $32 million, $15 million and $6 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.

(6)	Includes Asset Retirement Costs of $149 million, $14 million and $33 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Operations for Oil and Gas Producing Activities (1). The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2016, 2015 and 2014:

	United States	Trinidad	Other International (2)	Total
2016
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$5,177,989	$243,708	$75,046	$5,496,743
Other	81,386	(8)	25	81,403
Total	5,259,375	243,700	75,071	5,578,146
Exploration Costs	115,990	2,647	6,316	124,953
Dry Hole Costs	10,529	—	128	10,657
Transportation Costs	753,791	1,181	9,134	764,106
Production Costs	1,163,827	27,113	63,073	1,254,013
Impairments	611,297	7,773	1,197	620,267
Depreciation, Depletion and Amortization	3,249,792	145,440	42,052	3,437,284
Income (Loss) Before Income Taxes	(645,851)	59,546	(46,829)	(633,134)
Income Tax Provision (Benefit)	(230,377)	5,526	(1,562)	(226,413)
Results of Operations	$(415,474)	$54,020	$(45,267)	$(406,721)
2015
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$5,962,753	$381,761	$58,744	$6,403,258
Other	47,464	(3)	448	47,909
Total	6,010,217	381,758	59,192	6,451,167
Exploration Costs	139,753	2,071	7,670	149,494
Dry Hole Costs	956	5,635	8,155	14,746
Transportation Costs	838,428	1,290	9,601	849,319
Production Costs	1,486,189	28,862	66,080	1,581,131
Impairments	6,402,908	—	210,638	6,613,546
Depreciation, Depletion and Amortization	3,017,386	154,588	18,469	3,190,443
Income (Loss) Before Income Taxes	(5,875,403)	189,312	(261,421)	(5,947,512)
Income Tax Provision (Benefit)	(2,128,183)	43,739	(2,111)	(2,086,555)
Results of Operations	$(3,747,220)	$145,573	$(259,310)	$(3,860,957)
2014
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$11,771,777	$512,675	$308,465	$12,592,917
Other	49,950	37	4,257	54,244
Total	11,821,727	512,712	312,722	12,647,161
Exploration Costs	162,434	2,185	19,769	184,388
Dry Hole Costs	25,408	—	23,082	48,490
Transportation Costs	957,522	617	14,037	972,176
Production Costs	1,940,074	38,301	171,652	2,150,027
Impairments	331,792	—	411,783	743,575
Depreciation, Depletion and Amortization	3,571,313	188,250	122,157	3,881,720
Income (Loss) Before Income Taxes	4,833,184	283,359	(449,758)	4,666,785
Income Tax Provision	1,722,914	74,588	23,602	1,821,104
Results of Operations	$3,110,270	$208,771	$(473,360)	$2,845,681

(1)
Excludes gains or losses on the mark-to-market of financial commodity derivative contracts, gains or losses on sales of reserves and related assets, interest charges and general corporate expenses for each of the three years in the period ended December 31, 2016.

(2)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth production costs per barrel of oil equivalent, excluding severance/production and ad valorem taxes, for the years ended December 31, 2016, 2015 and 2014:

	United States	Trinidad	Other International (1)	Composite

Year Ended December 31, 2016	$4.58	$1.23	$22.43	$4.48
Year Ended December 31, 2015	$5.81	$1.29	$33.78	$5.85
Year Ended December 31, 2014	$6.44	$1.34	$24.60	$6.46

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information has been developed utilizing procedures prescribed by the Extractive Industries - Oil and Gas Topic of the ASC and based on crude oil, NGL and natural gas reserves and production volumes estimated by the Engineering and Acquisitions Department of EOG.  The estimates were based on a 12-month average for commodity prices for the years 2016, 2015 and 2014.  The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating EOG or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of EOG.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the standardized measure of discounted future net cash flows from projected production of EOG's oil and gas reserves for the years ended December 31, 2016, 2015 and 2014:

	United States	Trinidad	Other International (1)	Total
2016
Future cash inflows (2)	$57,913,314	$524,523	$402,587	$58,840,424
Future production costs	(27,625,833)	(165,757)	(227,293)	(28,018,883)
Future development costs	(12,602,699)	(103,631)	(35,602)	(12,741,932)
Future income taxes	(3,151,319)	(60,001)	—	(3,211,320)
Future net cash flows	14,533,463	195,134	139,692	14,868,289
Discount to present value at 10% annual rate	(6,039,736)	(9,384)	(7,012)	(6,056,132)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$8,493,727	$185,750	$132,680	$8,812,157
2015
Future cash inflows (3)	$67,242,928	$954,779	$522,941	$68,720,648
Future production costs	(31,707,743)	(183,607)	(169,505)	(32,060,855)
Future development costs	(15,579,923)	(140,541)	(65,347)	(15,785,811)
Future income taxes	(4,400,542)	(215,659)	—	(4,616,201)
Future net cash flows	15,554,720	414,972	288,089	16,257,781
Discount to present value at 10% annual rate	(6,589,253)	(33,848)	(13,284)	(6,636,385)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$8,965,467	$381,124	$274,805	$9,621,396
2014
Future cash inflows (4)	$144,355,692	$1,615,280	$979,249	$146,950,221
Future production costs	(51,112,604)	(277,844)	(242,845)	(51,633,293)
Future development costs	(20,270,439)	(84,576)	(139,750)	(20,494,765)
Future income taxes	(22,725,618)	(460,096)	—	(23,185,714)
Future net cash flows	50,247,031	792,764	596,654	51,636,449
Discount to present value at 10% annual rate	(23,542,990)	(110,228)	(59,813)	(23,713,031)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$26,704,041	$682,536	$536,841	$27,923,418

(1)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(2)
Estimated crude oil prices used to calculate 2016 future cash inflows for the United States, Trinidad and Other International were $40.70, $34.79 and $39.55, respectively. Estimated NGL price used to calculate 2016 future cash inflows for the United States was $14.69. Estimated natural gas prices used to calculate 2016 future cash inflows for the United States, Trinidad and Other International were $1.40, $1.76 and $4.84, respectively.

(3)
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

(4)
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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, for each of the three years in the period ended December 31, 2016:

	United States	Trinidad	Other International (1)	Total

December 31, 2013	$19,576,901	$876,640	$879,891	$21,333,432
Sales and transfers of oil and gas produced, net of production costs	(8,874,180)	(473,757)	(122,777)	(9,470,714)
Net changes in prices and production costs	1,481,668	(12,079)	(206,412)	1,263,177
Extensions, discoveries, additions and improved recovery, net of related costs	8,074,550	3,113	6,189	8,083,852
Development costs incurred	2,818,800	12,800	3,500	2,835,100
Revisions of estimated development cost	1,696,916	9,981	95,838	1,802,735
Revisions of previous quantity estimates	1,741,918	35,001	35,613	1,812,532
Accretion of discount	2,612,286	133,019	88,045	2,833,350
Net change in income taxes	(3,743,300)	91,438	562	(3,651,300)
Purchases of reserves in place	317,785	—	—	317,785
Sales of reserves in place	(189,808)	—	(289,071)	(478,879)
Changes in timing and other	1,190,505	6,380	45,463	1,242,348
December 31, 2014	26,704,041	682,536	536,841	27,923,418
Sales and transfers of oil and gas produced, net of production costs	(3,685,600)	(351,606)	16,489	(4,020,717)
Net changes in prices and production costs	(29,993,699)	(370,503)	(305,148)	(30,669,350)
Extensions, discoveries, additions and improved recovery, net of related costs	1,028,410	47,613	19,875	1,095,898
Development costs incurred	2,135,800	500	1,400	2,137,700
Revisions of estimated development cost	4,087,093	(34,647)	26,935	4,079,381
Revisions of previous quantity estimates	(4,084,572)	33,285	(587)	(4,051,874)
Accretion of discount	3,699,330	104,464	53,685	3,857,479
Net change in income taxes	9,550,847	177,576	—	9,728,423
Purchases of reserves in place	123,542	—	—	123,542
Sales of reserves in place	(23,424)	—	(13,664)	(37,088)
Changes in timing and other	(576,301)	91,906	(61,021)	(545,416)
December 31, 2015	8,965,467	381,124	274,805	9,621,396
Sales and transfers of oil and gas produced, net of production costs	(3,260,372)	(215,414)	(2,839)	(3,478,625)
Net changes in prices and production costs	(3,352,802)	(182,876)	(143,924)	(3,679,602)
Extensions, discoveries, additions and improved recovery, net of related costs	865,066	42,201	—	907,267
Development costs incurred	1,207,000	3,900	19,100	1,230,000
Revisions of estimated development cost	2,092,769	22,596	6,343	2,121,708
Revisions of previous quantity estimates	1,013,753	36,648	2,619	1,053,020
Accretion of discount	970,388	56,566	27,481	1,054,435
Net change in income taxes	738,416	129,622	—	868,038
Purchases of reserves in place	377,872	—	—	377,872
Sales of reserves in place	(375,793)	—	—	(375,793)
Changes in timing and other	(748,037)	(88,617)	(50,905)	(887,559)
December 31, 2016	$8,493,727	$185,750	$132,680	$8,812,157

(1)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Unaudited Quarterly Financial Information
(In Thousands, Except Per Share Data)

Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
2016
Net Operating Revenues	$1,354,349	$1,775,740	$2,118,504	$2,402,039
Operating Loss	$(638,141)	$(288,173)	$(193,480)	$(105,487)
Loss Before Income Taxes	$(710,968)	$(380,277)	$(272,250)	$(194,010)
Income Tax Benefit	(239,192)	(87,719)	(82,250)	(51,658)
Net Loss	$(471,776)	$(292,558)	$(190,000)	$(142,352)
Net Loss Per Share (1)
Basic	$(0.86)	$(0.53)	$(0.35)	$(0.25)
Diluted	$(0.86)	$(0.53)	$(0.35)	$(0.25)
Average Number of Common Shares
Basic	546,715	547,335	547,838	567,337
Diluted	546,715	547,335	547,838	567,337
2015
Net Operating Revenues	$2,318,538	$2,469,701	$2,172,428	$1,796,761
Operating Income (Loss)	$(172,995)	$39,626	$(6,222,957)	$(329,753)
Loss Before Income Taxes	$(236,331)	$(11,478)	$(6,274,921)	$(398,826)
Income Tax Benefit	(66,583)	(16,746)	(2,199,182)	(114,530)
Net Income (Loss)	$(169,748)	$5,268	$(4,075,739)	$(284,296)
Net Income (Loss) Per Share (1)
Basic	$(0.31)	$0.01	$(7.47)	$(0.52)
Diluted	$(0.31)	$0.01	$(7.47)	$(0.52)
Average Number of Common Shares
Basic	544,998	545,504	545,920	546,432
Diluted	544,998	549,683	545,920	546,432

(1)	The sum of quarterly net income (loss) per share may not agree with total year net income (loss) per share as each quarterly computation is based on the weighted average of common shares outstanding.

EXHIBITS

Exhibits not incorporated herein by reference to a prior filing are designated by (i) an asterisk (*) and are filed herewith; or (ii) a pound sign (#) and are not filed herewith, and, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant hereby agrees to furnish a copy of such exhibit to the United States Securities and Exchange Commission (SEC) upon request.

Exhibit Number		Description

***2.1	-
Agreement and Plan of Merger, dated as of September 2, 2016, by an among EOG, ERI Holdings I, Inc. and Yates Petroleum Corporation (Exhibit 2.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) (SEC File No. 001-09743).

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

3.2	-	Bylaws, dated August 23, 1989, as amended and restated effective as of September 22, 2015 (Exhibit 3.1 to EOG's Current Report on Form 8-K, filed September 28, 2015) (SEC File No. 001-09743).

4.1	-	Specimen of Certificate evidencing EOG's Common Stock (Exhibit 3.3 to EOG's Annual Report on Form 10-K for the year ended December 31, 1999) (SEC File No. 001-09743).

4.2	-
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

4.9(b)	-	Form of Global Note with respect to the 4.100% Senior Notes due 2021 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed November 24, 2010) (SEC File No. 001-09743).

4.10(a)	-	Officers' Certificate Establishing 2.625% Senior Notes due 2023 of EOG, dated September 10, 2012 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed September 11, 2012) (SEC File No. 001-09743).

4.10(b)	-	Form of Global Note with respect to the 2.625% Senior Notes due 2023 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed September 11, 2012) (SEC File No. 001-09743).

4.11(a)	-	Officers' Certificate Establishing 2.45% Senior Notes due 2020 of EOG, dated March 21, 2014 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 25, 2014) (SEC File No. 001-09743).

4.11(b)	-	Form of Global Note with respect to the 2.45% Senior Notes due 2020 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 25, 2014) (SEC File No. 001-09743).

4.12(a)	-
Officers' Certificate Establishing 3.15% Senior Notes due 2025 and 3.90% Senior Notes due 2035 of EOG, dated March 17, 2015 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.12(b)	-	Form of Global Note with respect to the 3.15% Senior Notes due 2025 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.12(c)	-	Form of Global Note with respect to the 3.90% Senior Notes due 2035 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.13(a)	-
Officers' Certificate Establishing 4.15% Senior Notes due 2026 and 5.10% Senior Notes due 2036 of EOG, dated January 14, 2016 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.13(b)	-	Form of Global Note with respect to the 4.15% Senior Notes due 2026 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

Exhibit Number		Description

4.13(c)	-	Form of Global Note with respect to the 5.10% Senior Notes due 2036 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.14	-
Registration Rights Agreement, dated as of October 4, 2016, among EOG and the stockholders of Yates Petroleum Corporation set forth therein (Exhibit 4.1 to EOG's Registration Statement on Form S-3, SEC File No. 333-214894, filed December 2, 2016).

4.15	-
Registration Rights Agreement, dated as of October 4, 2016, among EOG and the stockholders of Abo Petroleum Corporation set forth therein (Exhibit 4.2 to EOG's Registration Statement on Form S-3, SEC File No. 333-214894, filed December 2, 2016).

4.16	-
Registration Rights Agreement, dated as of October 4, 2016, among EOG and the stockholders of MYCO Industries, Inc. set forth therein (Exhibit 4.3 to EOG's Registration Statement on Form S-3, SEC File No. 333-214894, filed December 2, 2016).

4.17	-
Registration Rights Agreement, dated as of November 18, 2016, by and between EOG and Trust Q u/w/o Peggy A. Yates (deceased) dated November 20, 1989 (Exhibit 4.4 to EOG's Registration Statement on Form S-3, SEC File No. 333-214894, filed December 2, 2016).

4.18	-
Registration Rights Agreement, dated as of November 18, 2016, by and between EOG and Los Chicos (Exhibit 4.5 to EOG's Registration Statement on Form S-3, SEC File No. 333-214894, filed December 2, 2016).

4.19	-
Registration Rights Agreement, dated as of November 16, 2016, by and between EOG and Yates Industries, LLC (Exhibit 4.6 to EOG's Registration Statement on Form S-3, SEC File No. 333-214894, filed December 2, 2016).

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
Third Amendment to EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, dated effective as of September 26, 2012 (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012) (SEC File No. 001-09743).

10.1(e)+	-
Form of Stock Option Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to February 23, 2011) (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(f)+	-
Form of Stock Option Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after February 23, 2011) (Exhibit 10.3 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011) (SEC File No. 001-09743).

10.1(g)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to February 23, 2011) (Exhibit 10.3 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(h)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after February 23, 2011) (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011) (SEC File No. 001-09743).

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

Exhibit Number		Description

10.1(l)	-
Form of Nonemployee Director Restricted Stock Award Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 10.7 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(m)	-
Form of Nonemployee Director Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 10.3 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (SEC File No. 001-09743).

10.1(n)+	-
Form of Performance Unit Award Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 10.4 to EOG's Current Report on Form 8-K, filed October 1, 2012) (SEC File No. 001-09743).

10.1(o)+	-
Form of Performance Stock Award Agreement for EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 10.5 to EOG's Current Report on Form 8-K, filed October 1, 2012) (SEC File No. 001-09743).

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
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made prior to September 22, 2014) (Exhibit 4.8 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(f)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made on or after September 22, 2014 and prior to September 27, 2016) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (SEC File No. 001-09743).

10.2(g)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made on or after September 27, 2016) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) (SEC File No. 001-09743).

10.2(h)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on and effective December 13, 2016) (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed December 19, 2016) (SEC File No. 001-09743).

10.2(i)+	-
Form of Performance Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 4.9 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(j)	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 4.10 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(k)	-
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

Exhibit Number		Description

10.3(b)+	-
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
First Amendment to the EOG Resources, Inc. 409A Deferred Compensation Plan, effective as of January 1, 2013 (Exhibit 10.8 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

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
Change of Control Agreement between EOG and William R. Thomas, effective as of January 12, 2011 (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011) (SEC File No. 001-09743).

10.5(b)+	-
First Amendment to Change of Control Agreement between EOG and William R. Thomas, effective as of September 13, 2011 (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed September 13, 2011) (SEC File No. 001-09743).

10.5(c)+	-
Second Amendment to Change of Control Agreement between EOG and William R. Thomas, effective as of September 4, 2013 (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

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
Second Amendment to Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of September 13, 2011 (Exhibit 10.3 to EOG's Current Report on Form 8-K, filed September 13, 2011) (SEC File No. 001-09743).

10.6(d)+	-
Third Amendment to Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of September 4, 2013 (Exhibit 10.3 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

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
Second Amendment to Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of September 13, 2011 (Exhibit 10.4 to EOG's Current Report on Form 8-K, filed September 13, 2011) (SEC File No. 001-09743).

10.8(a)+	-
Change of Control Agreement by and between EOG and Michael P. Donaldson, effective as of May 3, 2012 (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (SEC File No. 001-09743).

Exhibit Number		Description

10.8(b)+	-
First Amendment to Change of Control Agreement between EOG and Michael P. Donaldson, effective as of September 4, 2013 (Exhibit 10.7 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

10.9(a)+	-
Change of Control Agreement by and between EOG and Lloyd W. Helms, effective as of June 27, 2013 (Exhibit 10.9 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (SEC File No. 001-09743).

10.9(b)+	-
First Amendment to Change of Control Agreement between EOG and Lloyd W. Helms, Jr., effective as of September 4, 2013 (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

10.10+	-
Change of Control Agreement by and between EOG and David W. Trice, effective as of September 4, 2013 (Exhibit 10.5 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

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
Revolving Credit Agreement, dated as of July 21, 2015, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed July 24, 2015) (SEC File No. 001-09743).

* 12	-	Computation of Ratio of Earnings to Fixed Charges.

* 21	-	Subsidiaries of EOG, as of December 31, 2016.

* 23.1	-	Consent of DeGolyer and MacNaughton.

* 23.2	-	Opinion of DeGolyer and MacNaughton dated January 30, 2017.

* 23.3	-	Consent of Deloitte & Touche LLP.

* 24	-	Powers of Attorney.

* 31.1	-	Section 302 Certification of Annual Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Annual Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Annual Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Annual Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

*Exhibits filed herewith

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2016, (ii) the Consolidated Balance Sheets - December 31, 2016 and 2015, (iii) the Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2016, (iv) the Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2016 and (v) the Notes to Consolidated Financial Statements.

***Annexes, exhibit and disclosure schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A list of the annexes and exhibit is included after the table of contents in the Agreement and Plan of Merger. The disclosure schedules set forth various matters in respect of the representations, warranties, covenants and other provisions of the Agreement and Plan of Merger. The registrant agrees to furnish a supplemental copy of any such omitted annexes, exhibit or disclosure schedules to the SEC upon request.

+ Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	February 27, 2017	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with EOG Resources, Inc. indicated and on the 27th day of February, 2017.

	Signature	Title

	/s/ WILLIAM R. THOMAS	Chairman of the Board and Chief Executive Officer and
	(William R. Thomas)	Director (Principal Executive Officer)

	/s/ TIMOTHY K. DRIGGERS	Executive Vice President and Chief Financial Officer
	(Timothy K. Driggers)	(Principal Financial Officer)

	/s/ ANN D. JANSSEN	Vice President, Accounting
	(Ann D. Janssen)	(Principal Accounting Officer)

	*	Director
(Janet F. Clark)

	*	Director
(Charles R. Crisp)

	*	Director
(James C. Day)

	*	Director
(H. Leighton Steward)

	*	Director
(Donald F. Textor)

	*	Director
(Frank G. Wisner)

*By:	/s/ MICHAEL P. DONALDSON
(Michael P. Donaldson)
(Attorney-in-fact for persons indicated)

EOG RESOURCES, INC. AND SUBSIDIARIES
EXHIBITS TO FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
INDEX OF EXHIBITS

Exhibit Number		Description

* 12	-	Computation of Ratio of Earnings to Fixed Charges.

* 21	-	Subsidiaries of EOG, as of December 31, 2016.

* 23.1	-	Consent of DeGolyer and MacNaughton.

* 23.2	-	Opinion of DeGolyer and MacNaughton dated January 30, 2017.

* 23.3	-	Consent of Deloitte & Touche LLP.

* 24	-	Powers of Attorney.

* 31.1	-	Section 302 Certification of Annual Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Annual Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Annual Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Annual Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

*Exhibits filed herewith

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2016, (ii) the Consolidated Balance Sheets - December 31, 2016 and 2015, (iii) the Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2016, (iv) the Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2016 and (v) the Notes to Consolidated Financial Statements.