Form 10-Q
period 2017-03-30
EOG RESOURCES INC
filed 2017-05-08
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐   Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	577,268,460 (as of May 1, 2017)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Operating Revenues
Crude Oil and Condensate	$1,430,061	$753,711
Natural Gas Liquids	153,444	75,319
Natural Gas	230,602	165,503
Gains on Mark-to-Market Commodity Derivative Contracts	62,020	5,435
Gathering, Processing and Marketing	726,537	333,953
Gains (Losses) on Asset Dispositions, Net	(16,758)	9,147
Other, Net	24,659	11,281
Total	2,610,565	1,354,349
Operating Expenses
Lease and Well	255,777	240,865
Transportation Costs	178,714	190,454
Gathering and Processing Costs	38,144	28,524
Exploration Costs	56,894	29,829
Dry Hole Costs	—	246
Impairments	193,187	71,617
Marketing Costs	736,536	340,854
Depreciation, Depletion and Amortization	816,036	928,891
General and Administrative	97,238	100,531
Taxes Other Than Income	130,293	60,679
Total	2,502,819	1,992,490
Operating Income (Loss)	107,746	(638,141)
Other Income (Expense), Net	3,151	(4,437)
Income (Loss) Before Interest Expense and Income Taxes	110,897	(642,578)
Interest Expense, Net	71,515	68,390
Income (Loss) Before Income Taxes	39,382	(710,968)
Income Tax Provision (Benefit)	10,865	(239,192)
Net Income (Loss)	$28,517	$(471,776)
Net Income (Loss) Per Share
Basic	$0.05	$(0.86)
Diluted	$0.05	$(0.86)
Dividends Declared per Common Share	$0.1675	$0.1675
Average Number of Common Shares
Basic	573,935	546,715
Diluted	578,593	546,715
Comprehensive Income (Loss)
Net Income (Loss)	$28,517	$(471,776)
Other Comprehensive Income
Foreign Currency Translation Adjustments	309	2,185
Other, Net of Tax	37	22
Other Comprehensive Income	346	2,207
Comprehensive Income (Loss)	$28,863	$(469,569)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$1,546,566	$1,599,895
Accounts Receivable, Net	1,187,112	1,216,320
Inventories	314,194	350,017
Assets from Price Risk Management Activities	1,142	—
Income Taxes Receivable	80,503	12,305
Other	264,559	206,679
Total	3,394,076	3,385,216
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	50,195,608	49,592,091
Other Property, Plant and Equipment	3,977,721	4,008,564
Total Property, Plant and Equipment	54,173,329	53,600,655
Less: Accumulated Depreciation, Depletion and Amortization	(28,566,869)	(27,893,577)
Total Property, Plant and Equipment, Net	25,606,460	25,707,078
Deferred Income Taxes	16,232	16,140
Other Assets	195,206	190,767
Total Assets	$29,211,974	$29,299,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,556,875	$1,511,826
Accrued Taxes Payable	143,710	118,411
Dividends Payable	96,155	96,120
Liabilities from Price Risk Management Activities	7,636	61,817
Current Portion of Long-Term Debt	6,579	6,579
Other	221,052	232,538
Total	2,032,007	2,027,291

Long-Term Debt	6,980,008	6,979,779
Other Liabilities	1,248,102	1,282,142
Deferred Income Taxes	5,023,626	5,028,408
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 640,000,000 Shares Authorized and 577,636,588 Shares Issued at March 31, 2017 and 576,950,272 Shares Issued at December 31, 2016	205,776	205,770
Additional Paid in Capital	5,447,291	5,420,385
Accumulated Other Comprehensive Loss	(18,664)	(19,010)
Retained Earnings	8,329,951	8,398,118
Common Stock Held in Treasury, 378,442 Shares at March 31, 2017 and 250,155 Shares at December 31, 2016	(36,123)	(23,682)
Total Stockholders' Equity	13,928,231	13,981,581
Total Liabilities and Stockholders' Equity	$29,211,974	$29,299,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$28,517	$(471,776)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	816,036	928,891
Impairments	193,187	71,617
Stock-Based Compensation Expenses	30,460	32,380
Deferred Income Taxes	694	(196,696)
(Gains) Losses on Asset Dispositions, Net	16,758	(9,147)
Other, Net	(3,052)	5,442
Dry Hole Costs	—	246
Mark-to-Market Commodity Derivative Contracts
Total Gains	(62,020)	(5,435)
Net Cash Received from Settlements of Commodity Derivative Contracts	1,912	17,687
Other, Net	(428)	1,407
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	28,688	132,398
Inventories	24,736	57,578
Accounts Payable	20,426	(289,627)
Accrued Taxes Payable	(38,613)	2,460
Other Assets	(44,677)	3,946
Other Liabilities	(51,251)	7,992
Changes in Components of Working Capital Associated with Investing and Financing Activities	(63,324)	2,228
Net Cash Provided by Operating Activities	898,049	291,591
Investing Cash Flows
Additions to Oil and Gas Properties	(912,227)	(547,399)
Additions to Other Property, Plant and Equipment	(34,336)	(25,792)
Proceeds from Sales of Assets	46,812	6,667
Changes in Components of Working Capital Associated with Investing Activities	63,324	(2,228)
Net Cash Used in Investing Activities	(836,427)	(568,752)
Financing Cash Flows
Net Commercial Paper Repayments	—	(259,718)
Long-Term Debt Borrowings	—	991,097
Long-Term Debt Repayments	—	(400,000)
Dividends Paid	(96,707)	(92,170)
Treasury Stock Purchased	(18,628)	(12,672)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	2,356	2,688
Debt Issuance Costs	—	(1,592)
Repayment of Capital Lease Obligation	(1,619)	(1,569)
Net Cash (Used in) Provided by Financing Activities	(114,598)	226,064
Effect of Exchange Rate Changes on Cash	(353)	1,072
Decrease in Cash and Cash Equivalents	(53,329)	(50,025)
Cash and Cash Equivalents at Beginning of Period	1,599,895	718,506
Cash and Cash Equivalents at End of Period	$1,546,566	$668,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The condensed consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (EOG's 2016 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2017, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which amends certain aspects of accounting for share-based payment arrangements. ASU 2016-09 revises or provides alternative accounting for the tax impacts of share-based payment arrangements, forfeitures and minimum statutory tax withholdings and prescribes certain disclosures to be made in the period the new standard is adopted. There was no impact to retained earnings with respect to excess tax benefits. EOG began recognizing all excess benefits and tax deficiencies as income tax expense or benefit as discrete events. The treatment of forfeitures did not change as EOG elected to continue the current process of estimating the number of forfeitures. As such, this had no cumulative effect on retained earnings. EOG elected to present changes to the statements of cash flows on a prospective transition method.

Effective January 1, 2017, EOG adopted the provisions of ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" (ASU 2015-17), which simplifies the presentation of deferred taxes in a classified balance sheet by eliminating the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. Instead, ASU 2015-17 requires that all deferred tax liabilities and assets be shown as noncurrent in a classified balance sheet. In connection with the adoption of ASU 2015-17, EOG restated its December 31, 2016 balance sheet to reclassify $169 million of current deferred income tax assets as noncurrent.

Recently Issued Accounting Standards. In February 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-05 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). ASU 2017-05 clarifies the scope and application of ASC 610-20 to the sale or transfer of nonfinancial assets and, in substance, nonfinancial assets to noncustomers, including partial sales. ASU 2017-05 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted, at the same time of adoption of ASU 2014-09, “Revenue From Contracts With Customers” (ASU 2014-09). EOG does not intend to early adopt ASU 2017-05. EOG is reviewing the provisions of ASU 2017-05 in connection with the adoption of ASU 2014-09 to determine its impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business" (ASU 2017-01), which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. EOG is evaluating ASU 2017-01 to determine the impact on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

In May 2014, the FASB issued ASU 2014-09, which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted.  The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach.  In May 2016, the FASB issued ASU 2016-11 which rescinds certain SEC guidance in the related Accounting Standards Codification, including guidance related to the use of the "entitlements" method of revenue recognition used by EOG. EOG does not intend to early-adopt ASU 2014-09 and has not determined which transition method it will use. EOG has conducted an assessment of its contracts with customers, identified implementation matters and continues to analyze ASU 2014-09 in order to determine the impact, if any, on EOG's consolidated financial statements and related disclosures.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2016 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Lease and Well	$10.9	$10.4
Gathering and Processing Costs	0.2	0.3
Exploration Costs	6.2	6.5
General and Administrative	13.2	15.2
Total	$30.5	$32.4

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards. At March 31, 2017, approximately 20.7 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $11.0 million and $13.2 million during the three months ended March 31, 2017 and 2016, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2017 and 2016 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Weighted Average Fair Value of Grants	$29.13	$20.87	$24.28	$17.56
Expected Volatility	31.67%	36.45%	30.33%	36.79%
Risk-Free Interest Rate	1.36%	1.03%	0.65%	0.49%
Dividend Yield	0.67%	0.86%	0.69%	0.82%
Expected Life	5.3 years	5.3 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2017 and 2016 (stock options and SARs in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	9,850	$75.53	10,744	$67.98
Granted	5	101.61	5	69.03
Exercised (1)	(600)	57.53	(258)	43.44
Forfeited	(99)	88.57	(60)	85.65
Outstanding at March 31 (2)	9,156	$76.59	10,431	$68.48
Vested or Expected to Vest (3)	8,849	$76.20	10,060	$68.04
Exercisable at March 31 (4)	5,078	$67.74	5,770	$58.68

(1)
The total intrinsic value of stock options/SARs exercised for the three months ended March 31, 2017 and 2016 was $26.6 million and $7.3 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at March 31, 2017 and 2016 was $199.3 million and $122.1 million, respectively. At March 31, 2017 and 2016, the weighted average remaining contractual life was 3.8 years and 3.9 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2017 and 2016 was $196.0 million and $121.1 million, respectively. At March 31, 2017 and 2016, the weighted average remaining contractual life was 3.8 years and 3.9 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at March 31, 2017 and 2016 was $155.5 million and $108.7 million, respectively. At March 31, 2017 and 2016, the weighted average remaining contractual life was 2.4 years and 2.7 years, respectively.

At March 31, 2017, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $86.2 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.6 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $18.6 million and $18.7 million for the three months ended March 31, 2017 and 2016.

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2017 and 2016 (shares and units in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	3,962	$79.63	4,908	$70.35
Granted	402	99.52	284	75.26
Released (1)	(360)	61.96	(353)	53.88
Forfeited	(82)	82.83	(39)	75.35
Outstanding at March 31 (2)	3,922	$83.22	4,800	$71.81

(1)
The total intrinsic value of restricted stock and restricted stock units released for the three months ended March 31, 2017 and 2016 was $36.0 million and $24.7 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2017 and 2016 was $382.6 million and $348.4 million, respectively.

At March 31, 2017, unrecognized compensation expense related to restricted stock and restricted stock units totaled $168.5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.7 years.

Performance Units and Performance Stock. EOG has granted performance units and/or performance stock (Performance Awards) to its executive officers annually since 2012. As more fully discussed in the grant agreements, the performance metric applicable to the Performance Awards is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. Subject to the termination provisions set forth in the grant agreements and the applicable performance multiple, the grants of Performance Awards will generally "cliff" vest five years from the date of grant. The fair value of the Performance Awards is estimated using a Monte Carlo simulation.

At December 31, 2016, 545,290 Performance Awards were outstanding. Upon completion of the Performance Period for the Performance Awards granted in 2013, a performance multiple of 200% was applied to the 2013 grants resulting in an additional grant of 118,834 Performance Awards in February 2017. A total of 89,224 Performance Awards were released during the three months ended March 31, 2017, with a total intrinsic value of $9.0 million, based upon the closing price of EOG's common stock on the release date. Upon the application of the performance multiple at the completion of the remaining Performance Periods, a minimum of 299,540 and a maximum of 850,260 Performance Awards could be outstanding. There were 574,900 Performance Awards outstanding as of March 31, 2017. The total intrinsic value of Performance Awards outstanding at March 31, 2017 was $56.1 million.

Stock-based compensation expense related to the Performance Award grants totaled $0.9 million and $0.5 million for the three month periods ended March 31, 2017 and 2016, respectively. At March 31, 2017, unrecognized compensation expense related to Performance Awards totaled $9.6 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.8 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month periods ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$28,517	$(471,776)
Denominator for Basic Earnings Per Share -
Weighted Average Shares	573,935	546,715
Potential Dilutive Common Shares -
Stock Options/SARs	1,871	—
Restricted Stock/Units and Performance Units/Stock	2,787	—
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	578,593	546,715
Net Income (Loss) Per Share
Basic	$0.05	$(0.86)
Diluted	$0.05	$(0.86)

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 2.0 million and 10.6 million shares for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2016, 5.2 million shares of restricted stock, restricted stock units and performance units were excluded.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest (1)	$77,828	$52,189
Income Taxes, Net of Refunds Received	$81,960	$(48,412)

(1)	Net of capitalized interest of $7 million and $9 million for the three months ended March 31, 2017 and 2016, respectively.

EOG's accrued capital expenditures at March 31, 2017 and 2016 were $415 million and $357 million, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Operating Revenues
United States	$2,519,849	$1,279,667
Trinidad	73,923	62,795
Other International (1)	16,793	11,887
Total	$2,610,565	$1,354,349
Operating Income (Loss)
United States	$119,531	$(624,984)
Trinidad	16,413	8,880
Other International (1)	(28,198)	(22,037)
Total	107,746	(638,141)
Reconciling Items
Other Income (Expense), Net	3,151	(4,437)
Interest Expense, Net	(71,515)	(68,390)
Income (Loss) Before Income Taxes	$39,382	$(710,968)

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

Total assets by reportable segment are presented below at March 31, 2017 and December 31, 2016 (in thousands):

	At March 31, 2017	At December 31, 2016
Total Assets
United States	$27,622,653	$27,746,851
Trinidad	933,546	889,253
Other International (1)	655,775	663,097
Total	$29,211,974	$29,299,201

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Carrying Amount at Beginning of Period	$912,926	$811,554
Liabilities Incurred	7,418	9,289
Liabilities Settled (1)	(11,197)	(3,143)
Accretion	8,525	8,202
Revisions	3,646	(252)
Foreign Currency Translations	837	(1,390)
Carrying Amount at End of Period	$922,155	$824,260

Current Portion	$19,450	$7,963
Noncurrent Portion	$902,705	$816,297

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2017, are presented below (in thousands):

Three Months Ended March 31, 2017
Balance at January 1	$—
Additions Pending the Determination of Proved Reserves	2,508
Reclassifications to Proved Properties	—
Costs Charged to Expense	—
Balance at March 31	$2,508

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and a defined benefit pension plan covering certain of its employees in Trinidad. For the three months ended March 31, 2017 and 2016, EOG's total costs recognized for these pension plans were $10.0 million and $9.2 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at March 31, 2017, and did not utilize any such borrowings during the three months ended March 31, 2017. During the three months ended March 31, 2016, EOG utilized commercial paper, bearing market interest rates, for various corporate financing purposes. The average borrowings outstanding under the commercial paper program were $118 million during the three months ended March 31, 2016. The weighted average interest rate for commercial paper borrowings was 0.75% during the three months ended March 31, 2016.

At March 31, 2017, $600 million aggregate principal amount of EOG's 5.875% Senior Notes due 2017 were classified as long-term debt based upon its intent and ability to ultimately replace such amount with other long-term debt.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. At March 31, 2017, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 1.98% and 4.00%, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2016 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2017 and December 31, 2016 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2017
Financial Assets:
Crude Oil Swaps	$—	$1	$—	$1
Natural Gas Swaps	—	1	—	1
Natural Gas Options/Collars	—	4	—	4
Financial Liabilities:
Natural Gas Swaps	$—	$2	$—	$2
Natural Gas Options/Collars	—	5	—	5

At December 31, 2016
Financial Assets:
Natural Gas Options/Collars	$—	$1	$—	$1
Financial Liabilities:
Crude Oil Swaps	$—	$36	$—	$36
Natural Gas Swaps	—	4	—	4
Natural Gas Options/Collars	—	22	—	22

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

Proved oil and gas properties and other assets with a carrying amount of $149 million were written down to their fair value of $11 million, resulting in pretax impairment charges of $138 million for the three months ended March 31, 2017. EOG utilized an accepted offer from a third-party purchaser as the basis for determining fair value for the $138 million of impairments of proved oil and gas properties and other property, plant and equipment.

Fair Value of Debt. At March 31, 2017 and December 31, 2016, EOG had outstanding $6,990 million aggregate principal amount of senior notes, which had estimated fair values of approximately $7,161 million and $7,190 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2016 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.

Commodity Derivative Contracts. On March 14, 2017, EOG executed the optional early termination provision granting EOG the right to terminate certain crude oil price swaps with notional volumes of 30,000 barrels per day (Bbld) at a weighted average price of $50.05 per barrel ($/Bbl) for the period March 1, 2017 through June 30, 2017. EOG received cash of $4.6 million for the early termination of these contracts. Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the three months ended March 31, 2017, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2017
January 1, 2017 through February 28, 2017 (closed)	35,000	$50.04
March 1, 2017 through June 30, 2017 (closed)	30,000	50.05

On March 14, 2017, EOG entered into a crude oil price swap contract for the period March 1, 2017 through June 30, 2017, with notional volumes of 5,000 Bbld at a price of $48.81 per Bbl. This contract offsets the remaining crude oil price swap contract for the same time period with notional volumes of 5,000 Bbld at a price of $50.00 per Bbl. The net cash EOG will receive for settling these contracts is $0.7 million. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the three months ended March 31, 2017, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through April 30, 2017 (closed)	30,000	$3.10
May 1, 2017 through November 30, 2017	30,000	3.10

2018
March 1, 2018 through November 30, 2018	35,000	$3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts for the three months ended March 31, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through April 30, 2017 (closed)	213,750	$3.44	171,000	$2.92
May 1, 2017 through November 30, 2017	213,750	3.44	171,000	2.92

2018
March 1, 2018 through November 30, 2018	120,000	$3.38	96,000	$2.94

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts for the three months ended March 31, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMbtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMbtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through April 30, 2017 (closed)	80,000	$3.69	$3.20
May 1, 2017 through November 30, 2017	80,000	3.69	3.20

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at March 31, 2017 and December 31, 2016.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2017	December 31, 2016
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$1	$—
Noncurrent portion	Other Assets	5	1
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities	$7	$62

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2017 and December 31, 2016. EOG had no collateral posted and held no collateral at March 31, 2017 and December 31, 2016.

13.  Acquisitions and Divestitures

Yates Entities. On October 4, 2016, EOG completed its previously announced mergers and related asset purchase transactions with Yates Petroleum Corporation (YPC), Abo Petroleum Corporation (ABO), MYCO Industries, Inc. (MYCO) and certain affiliated entities (collectively with YPC, ABO and MYCO, the Yates Entities). For a further discussion of these transactions, refer to Note 17 to the Consolidated Financial Statements in EOG's 2016 Annual Report. The assets of the Yates Entities include producing wells in addition to acreage in the Delaware Basin Core, the Powder River Basin, the Permian Basin Northwest Shelf and other Western basins.

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

There were no changes during the three months ended March 31, 2017, to the preliminary purchase price allocation. Certain data necessary to complete the purchase price allocation is preliminary, and includes, but is not limited to, the final valuations of oil and gas properties, the valuation of off-market transportation contracts and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed. EOG believes the estimates used are reasonable but are subject to change as additional information becomes available.

Other. During the three months ended March 31, 2017, EOG recognized a net loss on asset dispositions of $17 million and received proceeds of approximately $47 million primarily from the sale of other property, plant and equipment in Texas. Additionally, in the first quarter of 2017, EOG signed purchase and sale agreements for the sale of certain properties in the United States. At March 31, 2017, the book value of these proved oil and gas properties and other property, plant and equipment held for sale and the related asset retirement obligations were $88 million and $13 million, respectively. During the three months ended March 31, 2016, EOG recognized a net gain on asset dispositions of $9 million and received proceeds of approximately $7 million.

14. Subsequent Event

On February 15, 2017, the Board of Directors approved an amendment to EOG's Restated Certificate of Incorporation to increase the number of EOG's authorized shares of common stock from 640 million to 1,280 million. EOG's stockholders approved the increase at the Annual Meeting of Stockholders on April 27, 2017, and the amendment was filed with the Delaware Secretary of State on April 28, 2017.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview
EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States, Trinidad, the United Kingdom and China. EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries. Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term production growth while maintaining a strong balance sheet. EOG implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves. Maintaining the lowest possible operating cost structure that is consistent with prudent and safe operations is also an important goal in the implementation of EOG's strategy.

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

Crude oil and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, natural gas liquids (NGLs) and natural gas and the availability of other worldwide energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGL, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2017 will continue to impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first quarter of 2017, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $51.86 per barrel and $3.25 per million British thermal units (MMBtu), respectively, representing increases of 55% and 59%, respectively, from the average NYMEX prices in the first quarter of 2016. Based on its 2017 drilling and completion plans, EOG expects 2017 total production and total crude oil production to increase as compared to 2016.

In the first quarter of 2017, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG maintained the strategy of looking for opportunities to add drilling inventory through leasehold acquisitions, farm-ins or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 76% of United States production during the first quarter of 2017 as compared to 71% for the same comparable period of 2016. During the first quarter of 2017, drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block and the Sercan Area (formerly known as the EMZ area) have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary and crude oil and condensate which is sold to the Petroleum Company of Trinidad and Tobago Limited. EOG completed and brought on-line two net wells in the Sercan area in early 2017. In the remainder of 2017, EOG expects to drill four additional net wells and complete three of those wells.

Other International. In the United Kingdom, EOG produces from its 100% working interest East Irish Sea Conwy crude oil project, selling its crude oil. Modifications to the nearby third-party-owned Douglas platform, which is used to process Conwy production, were completed in 2016.

In the Sichuan Basin, Sichuan Province, China, EOG plans to drill and complete four wells in 2017.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 33% at both March 31, 2017 and December 31, 2016. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On February 15, 2017, the Board of Directors approved an amendment to EOG's Restated Certificate of Incorporation to increase the number of EOG's authorized shares of common stock from 640 million to 1,280 million. EOG's stockholders approved the increase at the Annual Meeting of Stockholders on April 27, 2017, and the amendment was filed with the Delaware Secretary of State on April 28, 2017.

At March 31, 2017, $600 million aggregate principal amount of EOG's 5.875% Senior Notes due 2017 were classified as long-term debt based upon its intent and ability to ultimately replace such amount with other long-term debt.

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

Results of Operations

The following review of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Net Operating Revenues. During the first quarter of 2017, net operating revenues increased $1,257 million, or 93%, to $2,611 million from $1,354 million for the same period of 2016. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2017 increased $819 million, or 82%, to $1,814 million from $995 million for the same period of 2016. EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $62 million for the first quarter of 2017 compared to net gains of $5 million for the same period of 2016. Gathering, processing and marketing revenues for the first quarter of 2017 increased $393 million, or 118%, to $727 million from $334 million for the same period of 2016. Net losses on asset dispositions for the first quarter of 2017 were $17 million compared to net gains on asset dispositions of $9 million for the same period of 2016.

Wellhead volume and price statistics for the three-month periods ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Crude Oil and Condensate Volumes (MBbld) (1)
United States	312.5	265.8
Trinidad	0.8	0.7
Other International (2)	2.4	1.4
Total	315.7	267.9
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$50.38	$30.87
Trinidad	41.56	22.78
Other International (2)	47.77	32.33
Composite	50.34	30.85
Natural Gas Liquids Volumes (MBbld) (1)
United States	78.8	79.4
Other International (2)	—	—
Total	78.8	79.4
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$21.63	$10.41
Other International (2)	—	—
Composite	21.63	10.41
Natural Gas Volumes (MMcfd) (1)
United States	728	829
Trinidad	308	361
Other International (2)	22	25
Total	1,058	1,215
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.32	$1.27
Trinidad	2.57	1.88
Other International (2)	3.76	3.63
Composite	2.42	1.50
Crude Oil Equivalent Volumes (MBoed) (4)
United States	512.6	483.6
Trinidad	52.2	60.8
Other International (2)	5.9	5.5
Total	570.7	549.9

Total MMBoe (4)	51.4	50.0

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the first quarter of 2017 increased $676 million, or 90%, to $1,430 million from $754 million for the same period of 2016. The increase was primarily due to a higher composite wellhead crude oil and condensate price ($553 million) and an increase of 48 MBbld, or 18%, in wellhead crude oil and condensate production ($123 million). Increased production was primarily due to increases in the Permian Basin and Rocky Mountain area and from the 2016 mergers and related asset purchase transactions with Yates Petroleum Corporation and other affiliated entities (collectively, the Yates Entities), partially offset by declines in the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first quarter of 2017 increased 63% to $50.34 per barrel compared to $30.85 per barrel for the same period of 2016.

NGL revenues for the first quarter of 2017 increased $78 million, or 104%, to $153 million from $75 million for the same period of 2016 due to a higher composite average price. EOG's composite NGL price for the first quarter of 2017 increased 108% to $21.63 per barrel compared to $10.41 per barrel for the same period of 2016.

Wellhead natural gas revenues for the first quarter of 2017 increased $65 million, or 39%, to $231 million from $166 million for the same period of 2016. The increase was due to a higher composite wellhead natural gas price ($88 million), partially offset by a decrease in natural gas deliveries ($23 million). Natural gas deliveries for the first quarter of 2017 decreased 157 MMcfd, or 13%, compared to the same period of 2016 due primarily to lower deliveries in the United States (101 MMcfd) and Trinidad (53 MMcfd). The decrease in the United States was due primarily to the 2016 sale of EOG's Johnson County, Texas, Barnett Shale and Haynesville natural gas assets, partially offset by increased production of associated natural gas from the Permian Basin and the 2016 transactions with the Yates Entities. The decrease in Trinidad was primarily due to lower contractual deliveries. EOG's composite wellhead natural gas price for the first quarter of 2017 increased 61% to $2.42 per Mcf compared to $1.50 per Mcf for the same period of 2016.

During the first quarter of 2017, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $62 million compared to net gains of $5 million for the same period of 2016. During the first quarter of 2017, net cash received for settlements of financial commodity derivative contracts was $2 million compared to net cash received of $18 million for the same period of 2016. The net cash received for financial commodity derivative contracts during the first quarter of 2017 included certain early terminated crude oil price swap contracts.

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

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2017 decreased $3 million as compared to the same prior year period. The decrease primarily reflects lower margins in 2017 on crude oil marketing activities.

Operating and Other Expenses.  For the first quarter of 2017, operating expenses of $2,503 million were $511 million higher than the $1,992 million incurred during the first quarter of 2016.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Lease and Well	$4.98	$4.81
Transportation Costs	3.48	3.80
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	15.33	17.99
Other Property, Plant and Equipment	0.56	0.55
General and Administrative (G&A)	1.89	2.01
Interest Expense, Net	1.39	1.37
Total (1)	$27.63	$30.53

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation, DD&A and G&A for the three months ended March 31, 2017, compared to the same period of 2016 are set forth below. See "Net Operating Revenues" above for a discussion of production volumes.

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

Lease and well expenses of $256 million for the first quarter of 2017 increased $15 million from $241 million for the same prior year period primarily due to increased workover expenditures ($9 million) and operating and maintenance costs ($7 million), both in the United States.

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

Transportation costs of $179 million for the first quarter of 2017 decreased $11 million from $190 million for the same prior year period primarily due to the 2016 sale of EOG's Johnson County, Texas, Barnett Shale and Haynesville natural gas assets ($20 million), partially offset by higher transportation costs in the Permian Basin ($10 million).

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

DD&A expenses for the first quarter of 2017 decreased $113 million to $816 million from $929 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2017 were $114 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($140 million) and Trinidad ($9 million) and decreased production in Trinidad ($6 million), partially offset by increased production in the United States ($40 million) and the United Kingdom ($3 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies.

G&A expenses of $97 million for the first quarter of 2017 decreased $3 million from $101 million for the same prior year period primarily due to employee-related expenses in connection with certain voluntary retirements in 2016, partially offset by an increase in employee-related expenses primarily due to the 2016 transactions with the Yates Entities.

Exploration costs of $57 million for the first quarter of 2017 increased $27 million from $30 million for the same prior year period primarily due to increased geological and geophysical costs in Trinidad ($20 million) and the United States ($5 million).

Impairments include amortization of unproved oil and gas property costs, as well as impairments of proved oil and gas properties; other property, plant and equipment; and other assets. Unproved properties with individually significant acquisition costs are analyzed on a property-by-property basis for any impairment in value. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term. When circumstances indicate that a proved property may be impaired, EOG compares expected undiscounted future cash flows at a DD&A group level to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated by using the Income Approach described in the Fair Value Measurement Topic of the Financial Accounting Standards Board's Accounting Standards Codification. In certain instances, EOG utilizes accepted bids as the basis for determining fair value.

Impairments of $193 million for the first quarter of 2017 were $122 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties and related assets in the United States ($136 million), partially offset by decreased amortization of unproved property costs in the United States ($15 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $138 million and $2 million for the first quarter of 2017 and 2016, respectively.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs increased $9 million to $38 million for the first quarter of 2017 compared to $29 million for the same prior year period primarily due to increased operating costs in the United Kingdom.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2017 increased $69 million to $130 million (7.2% of wellhead revenues) compared to $61 million (6.1% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increases in severance/production taxes ($55 million), primarily as a result of increased wellhead revenues and ad valorem/property taxes ($12 million), both in the United States, and a decrease in credits available to EOG in the first quarter of 2017 for Texas high-cost gas severance tax rate reductions ($2 million).

Other income (expense), net for the first quarter of 2017 increased $7 million compared to the same prior year period primarily due to a decrease in foreign currency exchange losses.

EOG recognized an income tax provision of $11 million for the first quarter of 2017 compared to an income tax benefit of $239 million in the first quarter of 2016, primarily due to pretax income in 2017 as compared to a pretax loss in 2016. The net effective tax rate for 2017 decreased to 28% from 34% in 2016. The lower effective tax rate is mostly due to certain tax benefits in 2017 resulting from the adoption of Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting."

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2017, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; other property, plant and equipment expenditures; and purchases of treasury stock in connection with stock compensation plans. During the first three months of 2017, EOG's cash balance decreased $53 million to $1,547 million from $1,600 million at December 31, 2016.

Net cash provided by operating activities of $898 million for the first three months of 2017 increased $606 million compared to the same period of 2016 primarily due to an increase in wellhead revenues ($819 million), partially offset by an unfavorable change in net cash paid for income taxes ($130 million) and an increase in cash operating expenses ($109 million).

Net cash used in investing activities of $836 million for the first three months of 2017 increased by $268 million compared to the same period of 2016 due to an increase in additions to oil and gas properties ($365 million) and an increase in additions to other property, plant and equipment ($9 million), partially offset by favorable changes in working capital associated with investing activities ($66 million) and an increase in proceeds from sales of assets ($40 million).

Net cash used in financing activities of $115 million for the first three months of 2017 included cash dividend payments ($97 million) and purchases of treasury stock in connection with stock compensation plans ($19 million). Net cash provided by financing activities of $226 million for the first three months of 2016 included net proceeds from the issuance of long-term debt ($991 million). Cash used in financing activities for the first three months of 2016 included repayments of long-term debt ($400 million), net commercial paper repayments ($260 million), cash dividend payments ($92 million) and purchases of treasury stock in connection with stock compensation plans ($13 million).

Total Expenditures. For the year 2017, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $3.7 billion to $4.1 billion, excluding acquisitions. The table below sets out components of total expenditures for the three-month periods ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Expenditure Category
Capital
Exploration and Development Drilling	$686	$425
Facilities	148	87
Leasehold Acquisitions	68	18
Property Acquisitions	4	9
Capitalized Interest	7	9
Subtotal	913	548
Exploration Costs	57	30
Dry Hole Costs	—	—
Exploration and Development Expenditures	970	578
Asset Retirement Costs	11	10
Total Exploration and Development Expenditures	981	588
Other Property, Plant and Equipment	34	25
Total Expenditures	$1,015	$613

Total expenditures of $1,015 million for the first three months of 2017 were $402 million higher than the same period of 2016 primarily due to increased exploration and drilling expenditures in the United States ($239 million) and Trinidad ($23 million); increased facilities expenditures ($61 million); increased leasehold acquisitions ($50 million); and increased exploration costs ($27 million). Exploration and development expenditures for the first three months of 2017 of $970 million consisted of $832 million in development drilling and facilities, $127 million in exploration, $7 million in capitalized interest and $4 million in property acquisitions. Exploration and development expenditures for the first three months of 2016 of $578 million consisted of $510 million in development drilling and facilities, $50 million in exploration, $9 million in property acquisitions, and $9 million in capitalized interest.

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

Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains on Mark-to-Market Commodity Derivative Contracts on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The related cash flow impact is reflected in Cash Flows from Operating Activities.

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at March 31, 2017, as a net liability of $1 million. On March 14, 2017, EOG executed the optional early termination provision granting EOG the right to terminate certain crude oil price swaps with notional volumes of 30,000 barrels per day (Bbld) at a weighted average price of $50.05 per barrel ($/Bbl) for the period March 1, 2017 through June 30, 2017. EOG received cash of $4.6 million for the early termination of these contracts. Presented below is a comprehensive summary of EOG's crude oil price swap contracts through May 8, 2017, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2017
January 1, 2017 through February 28, 2017 (closed)	35,000	$50.04
March 1, 2017 through June 30, 2017 (closed)	30,000	50.05

On March 14, 2017, EOG entered into a crude oil price swap contract for the period March 1, 2017 through June 30, 2017, with notional volumes of 5,000 Bbld at a price of $48.81 per Bbl. This contract offsets the remaining crude oil price swap contract for the same time period with notional volumes of 5,000 Bbld at a price of $50.00 per Bbl. The net cash EOG will receive for settling these contracts is $0.7 million. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through May 8, 2017, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through May 31, 2017 (closed)	30,000	$3.10
June 1, 2017 through November 30, 2017	30,000	3.10

2018
March 1, 2018 through November 30, 2018	35,000	$3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts through May 8, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through May 31, 2017 (closed)	213,750	$3.44	171,000	$2.92
June 1, 2017 through November 30, 2017	213,750	3.44	171,000	2.92

2018
March 1, 2018 through November 30, 2018	120,000	$3.38	96,000	$2.94

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts through May 8, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMbtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMbtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through May 31, 2017 (closed)	80,000	$3.69	$3.20
June 1, 2017 through November 30, 2017	80,000	3.69	3.20

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 13 through 22 of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on pages 40 through 44 of EOG's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017 (EOG's 2016 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-27 through F-30 of EOG's 2016 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

January 1, 2017 - January 31, 2017	65,984	$104.96	—	6,386,200
February 1, 2017 - February 28, 2017	47,761	100.94	—	6,386,200
March 1, 2017 - March 31, 2017	106,942	99.11	—	6,386,200
Total	220,687	101.26	—

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

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the first quarter of 2017, EOG did not repurchase any shares under the Board-authorized repurchase program.

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

*    Exhibits filed herewith
**    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets - March 31, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 8, 2017	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
**    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets - March 31, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements.