Form 10-Q
period 2017-06-30
EOG RESOURCES INC
filed 2017-08-01
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	577,448,119 (as of July 25, 2017)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		Page No.

	ITEM 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended June 30, 2017 and 2016 and Six Months Ended June 30, 2017 and 2016	3

		Condensed Consolidated Balance Sheets - June 30, 2017 and December 31, 2016	4

		Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2017 and 2016	5

		Notes to Condensed Consolidated Financial Statements	6

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	ITEM 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	36

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	ITEM 4.	Mine Safety Disclosures	36

	ITEM 6.	Exhibits	38

SIGNATURES			39

EXHIBIT INDEX			40

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Operating Revenues and Other
Crude Oil and Condensate	$1,445,454	$1,059,690	$2,875,515	$1,813,401
Natural Gas Liquids	146,907	111,643	300,351	186,962
Natural Gas	224,008	155,983	454,610	321,486
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	9,446	(44,373)	71,466	(38,938)
Gathering, Processing and Marketing	778,797	485,256	1,505,334	819,209
Losses on Asset Dispositions, Net	(8,916)	(15,550)	(25,674)	(6,403)
Other, Net	16,776	23,091	41,435	34,372
Total	2,612,472	1,775,740	5,223,037	3,130,089
Operating Expenses
Lease and Well	255,186	218,393	510,963	459,258
Transportation Costs	186,356	179,471	365,070	369,925
Gathering and Processing Costs	34,746	29,226	72,890	57,750
Exploration Costs	34,711	30,559	91,605	60,388
Dry Hole Costs	27	(172)	27	74
Impairments	78,934	72,714	272,121	144,331
Marketing Costs	790,599	480,046	1,527,135	820,900
Depreciation, Depletion and Amortization	865,384	862,491	1,681,420	1,791,382
General and Administrative	108,507	97,705	205,745	198,236
Taxes Other Than Income	130,114	93,480	260,407	154,159
Total	2,484,564	2,063,913	4,987,383	4,056,403
Operating Income (Loss)	127,908	(288,173)	235,654	(926,314)
Other Income (Expense), Net	4,972	(20,996)	8,123	(25,433)
Income (Loss) Before Interest Expense and Income Taxes	132,880	(309,169)	243,777	(951,747)
Interest Expense, Net	70,413	71,108	141,928	139,498
Income (Loss) Before Income Taxes	62,467	(380,277)	101,849	(1,091,245)
Income Tax Provision (Benefit)	39,414	(87,719)	50,279	(326,911)
Net Income (Loss)	$23,053	$(292,558)	$51,570	$(764,334)
Net Income (Loss) Per Share
Basic	$0.04	$(0.53)	$0.09	$(1.40)
Diluted	$0.04	$(0.53)	$0.09	$(1.40)
Dividends Declared per Common Share	$0.1675	$0.1675	$0.3350	$0.3350
Average Number of Common Shares
Basic	574,439	547,335	574,162	547,029
Diluted	578,483	547,335	578,573	547,029
Comprehensive Income (Loss)
Net Income (Loss)	$23,053	$(292,558)	$51,570	$(764,334)
Other Comprehensive Income
Foreign Currency Translation Adjustments	1,260	5,844	1,569	8,029
Other, Net of Tax	(86)	23	(49)	45
Other Comprehensive Income	1,174	5,867	1,520	8,074
Comprehensive Income (Loss)	$24,227	$(286,691)	$53,090	$(756,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$1,649,443	$1,599,895
Accounts Receivable, Net	1,114,454	1,216,320
Inventories	336,198	350,017
Assets from Price Risk Management Activities	4,746	—
Income Taxes Receivable	91,256	12,305
Other	187,276	206,679
Total	3,383,373	3,385,216
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	50,973,760	49,592,091
Other Property, Plant and Equipment	3,883,759	4,008,564
Total Property, Plant and Equipment	54,857,519	53,600,655
Less: Accumulated Depreciation, Depletion and Amortization	(29,277,359)	(27,893,577)
Total Property, Plant and Equipment, Net	25,580,160	25,707,078
Deferred Income Taxes	16,888	16,140
Other Assets	283,196	190,767
Total Assets	$29,263,617	$29,299,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,615,170	$1,511,826
Accrued Taxes Payable	155,458	118,411
Dividends Payable	96,145	96,120
Liabilities from Price Risk Management Activities	—	61,817
Current Portion of Long-Term Debt	606,454	6,579
Other	249,027	232,538
Total	2,722,254	2,027,291

Long-Term Debt	6,380,350	6,979,779
Other Liabilities	1,199,778	1,282,142
Deferred Income Taxes	5,059,520	5,028,408
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized at June 30, 2017, 640,000,000 Shares Authorized at December 31, 2016, 577,711,399 Shares Issued at June 30, 2017 and 576,950,272 Shares Issued at December 31, 2016	205,777	205,770
Additional Paid in Capital	5,485,832	5,420,385
Accumulated Other Comprehensive Loss	(17,490)	(19,010)
Retained Earnings	8,256,359	8,398,118
Common Stock Held in Treasury, 316,339 Shares at June 30, 2017 and 250,155 Shares at December 31, 2016	(28,763)	(23,682)
Total Stockholders' Equity	13,901,715	13,981,581
Total Liabilities and Stockholders' Equity	$29,263,617	$29,299,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$51,570	$(764,334)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,681,420	1,791,382
Impairments	272,121	144,331
Stock-Based Compensation Expenses	58,061	59,471
Deferred Income Taxes	35,162	(384,294)
Losses on Asset Dispositions, Net	25,674	6,403
Other, Net	(6,691)	29,991
Dry Hole Costs	27	74
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(71,466)	38,938
Net Cash Received from Settlements of Commodity Derivative Contracts	2,591	2,852
Excess Tax Benefits from Stock-Based Compensation	—	(11,811)
Other, Net	(185)	5,008
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	103,786	(22,572)
Inventories	(6,129)	95,813
Accounts Payable	76,704	(203,358)
Accrued Taxes Payable	(39,124)	93,320
Other Assets	(61,089)	(33,589)
Other Liabilities	(66,869)	1,565
Changes in Components of Working Capital Associated with Investing and Financing Activities	(79,138)	(54,453)
Net Cash Provided by Operating Activities	1,976,425	794,737
Investing Cash Flows
Additions to Oil and Gas Properties	(1,885,417)	(1,143,549)
Additions to Other Property, Plant and Equipment	(88,076)	(44,584)
Proceeds from Sales of Assets	175,260	252,529
Changes in Components of Working Capital Associated with Investing Activities	79,138	54,477
Net Cash Used in Investing Activities	(1,719,095)	(881,127)
Financing Cash Flows
Net Commercial Paper Repayments	—	(259,718)
Long-Term Debt Borrowings	—	991,097
Long-Term Debt Repayments	—	(400,000)
Dividends Paid	(192,984)	(184,036)
Excess Tax Benefits from Stock-Based Compensation	—	11,811
Treasury Stock Purchased	(21,678)	(28,755)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	9,608	10,624
Debt Issuance Costs	—	(1,602)
Repayment of Capital Lease Obligation	(3,251)	(3,150)
Other, Net	—	(24)
Net Cash (Used in) Provided by Financing Activities	(208,305)	136,247
Effect of Exchange Rate Changes on Cash	523	11,359
Increase in Cash and Cash Equivalents	49,548	61,216
Cash and Cash Equivalents at Beginning of Period	1,599,895	718,506
Cash and Cash Equivalents at End of Period	$1,649,443	$779,722

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2017, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which amends certain aspects of accounting for share-based payment arrangements. ASU 2016-09 revises or provides alternative accounting for the tax impacts of share-based payment arrangements, forfeitures and minimum statutory tax withholdings and prescribes certain disclosures to be made in the period the new standard is adopted. There was no impact to retained earnings with respect to excess tax benefits. EOG began recognizing all excess tax benefits and tax deficiencies as income tax provision or benefit as discrete events. Net excess tax benefits recognized within income tax provision was $12 million for the six months ended June 30, 2017. The treatment of forfeitures did not change as EOG elected to continue the current process of estimating the number of forfeitures. As such, this had no cumulative effect on retained earnings. EOG elected to present changes to the statements of cash flows on a prospective transition method.

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

Recently Issued Accounting Standards. In February 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). ASU 2017-05 clarifies the scope and application of Accounting Standards Codification (ASC) 610-20 to the sale or transfer of nonfinancial assets and, in substance, nonfinancial assets to noncustomers, including partial sales. ASU 2017-05 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted, at the same time of adoption of ASU 2014-09, “Revenue From Contracts With Customers” (ASU 2014-09). EOG does not intend to early adopt ASU 2017-05. EOG is reviewing the provisions of ASU 2017-05 in connection with the adoption of ASU 2014-09 to determine its impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" (ASU 2017-01), which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. EOG is evaluating ASU 2017-01 to determine the impact on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15).  ASU 2016-15 reduces existing diversity in practice by providing guidance on the classification of eight specific cash receipts and cash payments transactions in the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and is required to be adopted using a retrospective approach, if practicable.  Early adoption is permitted.  EOG does not expect the adoption of the new standard to have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right-of-use asset and a related lease liability representing the obligation to make lease payments, for virtually all lease transactions. Additional disclosures about an entity's lease transactions will also be required. ASU 2016-02 defines a lease as "a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration." ASU 2016-02 is effective for interim and annual periods beginning after December 31, 2018 and early adoption is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. EOG is reviewing the provisions of ASU 2016-02 to determine the impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted.  The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach.  In May 2016, the FASB issued ASU 2016-11, which rescinds certain SEC guidance in the related ASC, including guidance related to the use of the "entitlements" method of revenue recognition used by EOG. EOG will adopt ASU 2014-09 utilizing the modified retrospective approach with a cumulative adjustment to retained earnings on January 1, 2018. Based on its current assessments to-date, EOG does not anticipate the provisions of ASU 2014-09 will have a material impact on EOG's consolidated financial statements and related disclosures. EOG continues to analyze ASU 2014-09 in order to finalize implementation and determine the impact on EOG's financial statements and related disclosures.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2016 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Lease and Well	$9.6	$8.9	$20.5	$19.3
Gathering and Processing Costs	0.2	0.3	0.4	0.6
Exploration Costs	5.3	5.0	11.5	11.5
General and Administrative	12.5	12.9	25.7	28.1
Total	$27.6	$27.1	$58.1	$59.5

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards. At June 30, 2017, approximately 20.9 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $11.1 million and $13.0 million during the three months ended June 30, 2017 and 2016, respectively, and $22.1 million and $26.2 million during the six months ended June 30, 2017 and 2016, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the six-month periods ended June 30, 2017 and 2016 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted Average Fair Value of Grants	$26.64	$21.04	$24.28	$17.56
Expected Volatility	30.46%	35.90%	30.33%	36.79%
Risk-Free Interest Rate	1.39%	0.93%	0.65%	0.49%
Dividend Yield	0.68%	0.91%	0.69%	0.82%
Expected Life	5.3 years	5.3 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2017 and 2016 (stock options and SARs in thousands):

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	9,850	$75.53	10,744	$67.98
Granted	16	96.41	11	71.51
Exercised (1)	(783)	57.05	(790)	44.31
Forfeited	(189)	89.40	(150)	85.91
Outstanding at June 30 (2)	8,894	$76.90	9,815	$69.61
Vested or Expected to Vest (3)	8,594	$76.53	9,490	$69.24
Exercisable at June 30 (4)	4,973	$68.43	5,638	$61.50

(1)
The total intrinsic value of stock options/SARs exercised for the six months ended June 30, 2017 and 2016 was $33.5 million and $26.8 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at June 30, 2017 and 2016 was $147.8 million and $173.1 million, respectively. At June 30, 2017 and 2016, the weighted average remaining contractual life was 3.6 years and 3.6 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2017 and 2016 was $145.7 million and $170.3 million, respectively. At June 30, 2017 and 2016, the weighted average remaining contractual life was 3.5 years and 3.6 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at June 30, 2017 and 2016 was $120.9 million and $137.7 million, respectively. At June 30, 2017 and 2016, the weighted average remaining contractual life was 2.2 years and 2.4 years, respectively.

At June 30, 2017, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $75.6 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.3 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $15.6 million and $13.7 million for the three months ended June 30, 2017 and 2016, respectively, and $34.2 million and $32.4 million for the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2017 and 2016 (shares and units in thousands):

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	3,962	$79.63	4,908	$70.35
Granted	437	98.97	306	75.56
Released (1)	(407)	63.20	(798)	61.36
Forfeited	(143)	83.92	(203)	76.97
Outstanding at June 30 (2)	3,849	$83.40	4,213	$72.11

(1)
The total intrinsic value of restricted stock and restricted stock units released for the six months ended June 30, 2017 and 2016 was $40.4 million and $60.8 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2017 and 2016 was $348.4 million and $351.5 million, respectively.

At June 30, 2017, unrecognized compensation expense related to restricted stock and restricted stock units totaled $151.1 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.5 years.

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

At December 31, 2016, 545,290 Performance Awards were outstanding. Upon completion of the Performance Period for the Performance Awards granted in 2013, a performance multiple of 200% was applied to the 2013 grants resulting in an additional grant of 118,834 Performance Awards in February 2017. A total of 89,224 Performance Awards were released during the six months ended June 30, 2017, with a total intrinsic value of $9.0 million, based upon the closing price of EOG's common stock on the release date. Upon the application of the performance multiple at the completion of the remaining Performance Periods, a minimum of 299,540 and a maximum of 850,260 Performance Awards could be outstanding. There were 574,900 Performance Awards outstanding as of June 30, 2017. The total intrinsic value of Performance Awards outstanding at June 30, 2017 was $52.0 million.

Stock-based compensation expense related to the Performance Award grants totaled $0.9 million and $0.4 million for the three month periods ended June 30, 2017 and 2016, respectively, and $1.8 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, unrecognized compensation expense related to Performance Awards totaled $8.6 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.5 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month and six-month periods ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$23,053	$(292,558)	$51,570	$(764,334)
Denominator for Basic Earnings Per Share -
Weighted Average Shares	574,439	547,335	574,162	547,029
Potential Dilutive Common Shares -
Stock Options/SARs	1,452	—	1,669	—
Restricted Stock/Units and Performance Units/Stock	2,592	—	2,742	—
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	578,483	547,335	578,573	547,029
Net Income (Loss) Per Share
Basic	$0.04	$(0.53)	$0.09	$(1.40)
Diluted	$0.04	$(0.53)	$0.09	$(1.40)

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 3.4 million and 10.2 million shares for the three months ended June 30, 2017 and 2016, respectively, and 2.0 million and 10.4 million shares for the six months ended June 30, 2017 and 2016, respectively. For both the three months and six months ended June 30, 2016, 4.6 million shares of restricted stock, restricted stock units and performance units were excluded.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Interest (1)	$136,733	$118,120
Income Taxes, Net of Refunds Received	$98,157	$(10,997)

(1)	Net of capitalized interest of $14 million and $17 million for the six months ended June 30, 2017 and 2016, respectively.

EOG's accrued capital expenditures at June 30, 2017 and 2016 were $488 million and $371 million, respectively.

Non-cash investing activities for the six months ended June 30, 2017, included non-cash additions of $154 million to EOG's oil and gas properties as a result of property exchanges.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Operating Revenues and Other
United States	$2,530,885	$1,704,320	$5,050,734	$2,983,989
Trinidad	72,299	62,731	146,222	125,524
Other International (1)	9,288	8,689	26,081	20,576
Total	$2,612,472	$1,775,740	$5,223,037	$3,130,089
Operating Income (Loss)
United States	$130,314	$(280,593)	$249,845	$(905,577)
Trinidad	32,360	17,054	48,773	25,932
Other International (1)	(34,766)	(24,634)	(62,964)	(46,669)
Total	127,908	(288,173)	235,654	(926,314)
Reconciling Items
Other Income (Expense), Net	4,972	(20,996)	8,123	(25,433)
Interest Expense, Net	(70,413)	(71,108)	(141,928)	(139,498)
Income (Loss) Before Income Taxes	$62,467	$(380,277)	$101,849	$(1,091,245)

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

Total assets by reportable segment are presented below at June 30, 2017 and December 31, 2016 (in thousands):

	At June 30, 2017	At December 31, 2016
Total Assets
United States	$27,676,982	$27,746,851
Trinidad	947,166	889,253
Other International (1)	639,469	663,097
Total	$29,263,617	$29,299,201

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Carrying Amount at Beginning of Period	$912,926	$811,554
Liabilities Incurred	19,276	18,258
Liabilities Settled (1)	(28,726)	(18,043)
Accretion	17,010	16,521
Revisions	3,646	(635)
Foreign Currency Translations	3,808	(6,745)
Carrying Amount at End of Period	$927,940	$820,910

Current Portion	$33,922	$8,349
Noncurrent Portion	$894,018	$812,561

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2017, are presented below (in thousands):

Six Months Ended June 30, 2017
Balance at January 1	$—
Additions Pending the Determination of Proved Reserves	2,995
Reclassifications to Proved Properties	—
Costs Charged to Expense	—
Balance at June 30	$2,995

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and a defined benefit pension plan covering certain of its employees in Trinidad. For the six months ended June 30, 2017 and 2016, EOG's total costs recognized for these pension plans were $18.4 million and $17.2 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at June 30, 2017, and did not utilize any such borrowings during the six months ended June 30, 2017. During the six months ended June 30, 2016, EOG utilized commercial paper, bearing market interest rates, for various corporate financing purposes. The average borrowings outstanding under the commercial paper program were $210 million during the six months ended June 30, 2016. The weighted average interest rate for commercial paper borrowings was 0.76% during the six months ended June 30, 2016.

At June 30, 2017, $600 million aggregate principal amount of EOG's 5.875% Senior Notes due 2017 was reclassified as Current Portion of Long-Term Debt on the Condensed Consolidated Balance Sheets based upon its intent and ability to repay these notes upon maturity with cash in the third quarter of 2017.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. At June 30, 2017, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 2.22% and 4.25%, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2016 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2017 and December 31, 2016 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2017
Financial Assets:
Natural Gas Swaps	$—	$1	$—	$1
Natural Gas Options/Collars	—	7	—	7

At December 31, 2016
Financial Assets:
Natural Gas Options/Collars	$—	$1	$—	$1
Financial Liabilities:
Crude Oil Swaps	$—	$36	$—	$36
Natural Gas Swaps	—	4	—	4
Natural Gas Options/Collars	—	22	—	22

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

Proved oil and gas properties and other assets with a carrying amount of $253 million were written down to their fair value of $92 million, resulting in pretax impairment charges of $161 million for the six months ended June 30, 2017. Included in the $161 million pretax impairment charges are $138 million of impairments of proved oil and gas properties and other property, plant and equipment for which EOG utilized an accepted offer from a third-party purchaser as the basis for determining fair value. In addition, EOG recorded pretax impairment charges of $23 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions as the basis for determining the fair value of unproved properties received in non-cash property exchanges. See Note 4.

Fair Value of Debt. At June 30, 2017 and December 31, 2016, EOG had outstanding $6,990 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $7,181 million and $7,190 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma. Presented below is a comprehensive summary of EOG's crude oil basis swap contracts for the six months ended June 30, 2017. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Crude Oil Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through December 31, 2018	15,000	$1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

On March 14, 2017, EOG executed the optional early termination provision granting EOG the right to terminate certain crude oil price swaps with notional volumes of 30,000 Bbld at a weighted average price of $50.05 per Bbl for the period March 1, 2017 through June 30, 2017. EOG received cash of $4.6 million for the early termination of these contracts, which are included in the below table. Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the six months ended June 30, 2017, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2017
January 1, 2017 through February 28, 2017 (closed)	35,000	$50.04
March 1, 2017 through June 30, 2017 (closed)	30,000	50.05

On March 14, 2017, EOG entered into a crude oil price swap contract for the period March 1, 2017 through June 30, 2017, with notional volumes of 5,000 Bbld at a price of $48.81 per Bbl. This contract offsets the remaining crude oil price swap contract for the same time period with notional volumes of 5,000 Bbld at a price of $50.00 per Bbl. The net cash EOG received for settling these contracts was $0.7 million. The offsetting contracts are excluded from the above table.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the six months ended June 30, 2017, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through July 31, 2017 (closed)	30,000	$3.10
August 1, 2017 through November 30, 2017	30,000	3.10

2018
March 1, 2018 through November 30, 2018	35,000	$3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts for the six months ended June 30, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through July 31, 2017 (closed)	213,750	$3.44	171,000	$2.92
August 1, 2017 through November 30, 2017	213,750	3.44	171,000	2.92

2018
March 1, 2018 through November 30, 2018	120,000	$3.38	96,000	$2.94

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts for the six months ended June 30, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through July 31, 2017 (closed)	80,000	$3.69	$3.20
August 1, 2017 through November 30, 2017	80,000	3.69	3.20

The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at June 30, 2017 and December 31, 2016.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2017	December 31, 2016
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$5	$—
Noncurrent portion	Other Assets	3	1
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities	$—	$62

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2016. EOG had no collateral posted and held no collateral at June 30, 2017 and December 31, 2016.

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

There were no changes during the six months ended June 30, 2017, to the preliminary purchase price allocation. Certain data necessary to complete the purchase price allocation is preliminary, and includes, but is not limited to, the final valuations of oil and gas properties, the valuation of off-market transportation contracts and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed. EOG believes the estimates used are reasonable but are subject to change as additional information becomes available.

Other. During the six months ended June 30, 2017, EOG recognized a net loss on asset dispositions of $26 million and received proceeds of approximately $175 million primarily from the sale of producing assets, unproved leasehold and other property, plant and equipment in Oklahoma and Texas. During the six months ended June 30, 2016, EOG recognized a net loss on asset dispositions of $6 million and received proceeds of approximately $253 million primarily from sales of producing properties and acreage in the Permian Basin and Oklahoma.

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

Crude oil and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, natural gas liquids (NGLs) and natural gas and the availability of other worldwide energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGL, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2017 will continue to impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first half of 2017, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $50.07 per barrel and $3.19 per million British thermal units (MMBtu), respectively, representing increases of 26% and 60%, respectively, from the average NYMEX prices for the same period in 2016. Based on its 2017 drilling and completion plans, EOG expects 2017 total production and total crude oil production to increase as compared to 2016.

During the first half of 2017, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG maintained the strategy of looking for opportunities to add drilling inventory through leasehold acquisitions, farm-ins or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 77% of EOG's United States production during the first half of 2017 as compared to 72% for the same comparable period of 2016. During the first half of 2017, drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block and the Sercan Area (formerly known as the EMZ area) have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC) and crude oil and condensate which is sold to the Petroleum Company of Trinidad and Tobago Limited. In early 2017, EOG completed and brought on-line two net wells finishing its program in the Sercan area. During the second quarter of 2017, EOG drilled a net well, which was completed in July 2017, and participated in a seismic survey program with a joint venture partner. Also, in June 2017, EOG and NGC signed a new multi-year contract under which EOG will supply future natural gas volumes to NGC beginning in 2019. For the remainder of 2017, EOG expects to drill and complete three additional net wells.

Other International. In the United Kingdom, EOG produces crude oil from its 100% working interest East Irish Sea Conwy project. During the second quarter of 2017, the Conwy production was off-line due to operational issues. Additional downtime is expected in the second half of 2017 due to planned facility improvements and ongoing operational issues.

In the Sichuan Basin, Sichuan Province, China, EOG drilled four natural gas wells in the first half of 2017 as part of the continuing development of the Bajiaochang Field, which natural gas is sold under a long-term contract to PetroChina. In the second half of 2017, EOG expects to complete the four aforementioned wells and drill a fifth well.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 33% at both June 30, 2017 and December 31, 2016. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On February 15, 2017, the Board of Directors approved an amendment to EOG's Restated Certificate of Incorporation to increase the number of EOG's authorized shares of common stock from 640 million to 1,280 million. EOG's stockholders approved the increase at the Annual Meeting of Stockholders on April 27, 2017, and the amendment was filed with the Delaware Secretary of State on April 28, 2017.

At June 30, 2017, $600 million aggregate principal amount of EOG's 5.875% Senior Notes due 2017 was reclassified as Current Portion of Long-Term Debt on the Condensed Consolidated Balance Sheets based upon its intent and ability to repay these notes upon maturity with cash in the third quarter of 2017.

Total anticipated 2017 capital expenditures are estimated to range from approximately $3.7 billion to $4.1 billion, excluding acquisitions. The majority of 2017 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility, joint development agreements and similar arrangements and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months and six months ended June 30, 2017 and 2016 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Net Operating Revenues. During the second quarter of 2017, net operating revenues increased $836 million, or 47%, to $2,612 million from $1,776 million for the same period of 2016. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the second quarter of 2017 increased $489 million, or 37%, to $1,816 million from $1,327 million for the same period of 2016. EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $9 million for the second quarter of 2017 compared to net losses of $44 million for the same period of 2016. Gathering, processing and marketing revenues for the second quarter of 2017 increased $294 million, or 61%, to $779 million from $485 million for the same period of 2016. Net losses on asset dispositions for the second quarter of 2017 were $9 million compared to $16 million for the same period of 2016.

Wellhead volume and price statistics for the three-month periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017	2016
Crude Oil and Condensate Volumes (MBbld) (1)
United States	333.1	265.4
Trinidad	0.8	0.8
Other International (2)	0.8	1.5
Total	334.7	267.7
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$47.51	$43.87
Trinidad	39.64	35.91
Other International (2)	35.13	—
Composite	47.46	43.65
Natural Gas Liquids Volumes (MBbld) (1)
United States	86.6	84.3
Other International (2)	—	—
Total	86.6	84.3
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$18.65	$14.56
Other International (2)	—	—
Composite	18.65	14.56
Natural Gas Volumes (MMcfd) (1)
United States	755	820
Trinidad	320	349
Other International (2)	21	25
Total	1,096	1,194
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.14	$1.18
Trinidad	2.40	1.89
Other International (2)	3.66	3.35
Composite	2.25	1.44
Crude Oil Equivalent Volumes (MBoed) (4)
United States	545.6	486.3
Trinidad	54.1	59.0
Other International (2)	4.2	5.8
Total	603.9	551.1

Total MMBoe (4)	55.0	50.1

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the second quarter of 2017 increased $386 million, or 36%, to $1,445 million from $1,059 million for the same period of 2016. The increase was primarily due to an increase of 67 MBbld, or 25%, in wellhead crude oil and condensate production ($270 million) and a higher composite wellhead crude oil and condensate price ($116 million). Increased production was primarily due to increases in the Permian Basin, Rocky Mountain area, the Eagle Ford and from the 2016 mergers and related asset purchase transactions with Yates Petroleum Corporation and other affiliated entities (collectively, the Yates Entities). EOG's composite wellhead crude oil and condensate price for the second quarter of 2017 increased 9% to $47.46 per barrel compared to $43.65 per barrel for the same period of 2016.

NGL revenues for the second quarter of 2017 increased $35 million, or 32%, to $147 million from $112 million for the same period of 2016 due primarily to a higher composite average price. EOG's composite NGL price for the second quarter of 2017 increased 28% to $18.65 per barrel compared to $14.56 per barrel for the same period of 2016.

Wellhead natural gas revenues for the second quarter of 2017 increased $68 million, or 44%, to $224 million from $156 million for the same period of 2016. The increase was due to a higher composite wellhead natural gas price ($81 million), partially offset by a decrease in natural gas deliveries ($13 million). Natural gas deliveries for the second quarter of 2017 decreased 98 MMcfd, or 8%, compared to the same period of 2016 due primarily to lower deliveries in the United States (65 MMcfd) and Trinidad (29 MMcfd). The decrease in the United States was due primarily to the 2016 sale of EOG's Johnson County, Texas, Barnett Shale, Haynesville and South Texas natural gas assets, partially offset by increased production of associated natural gas from the Permian Basin and the Rocky Mountain area and the 2016 transactions with the Yates Entities. The decrease in Trinidad was primarily due to lower contractual deliveries. EOG's composite wellhead natural gas price for the second quarter of 2017 increased 56% to $2.25 per Mcf compared to $1.44 per Mcf for the same period of 2016.

During the second quarter of 2017, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $9 million compared to net losses of $44 million for the same period of 2016. During the second quarter of 2017, net cash received for settlements of financial commodity derivative contracts was $0.7 million compared to net cash paid of $15 million for the same period of 2016.

Gathering, processing and marketing revenues are revenues generated from sales of third-party crude oil, NGLs and natural gas as well as gathering fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand. Purchases and sales of third-party crude oil and natural gas are utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities. EOG sells sand in order to balance the timing of firm purchase agreements with completion operations and to utilize excess capacity at EOG-owned facilities. Marketing costs represent the costs of purchasing third-party crude oil and natural gas and the associated transportation costs as well as costs associated with EOG-owned sand sold to third parties.

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2017 decreased $17 million as compared to the same period of 2016. The decrease primarily reflects lower margins in 2017 on crude oil marketing activities, partially offset by higher margins on natural gas marketing activities and sand sales.

Operating and Other Expenses.  For the second quarter of 2017, operating expenses of $2,485 million were $421 million higher than the $2,064 million incurred during the second quarter of 2016.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Lease and Well	$4.64	$4.36
Transportation Costs	3.39	3.59
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	15.22	16.66
Other Property, Plant and Equipment	0.52	0.57
General and Administrative (G&A)	1.97	1.95
Interest Expense, Net	1.28	1.42
Total (1)	$27.02	$28.55

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation, DD&A and G&A for the three months ended June 30, 2017, compared to the same period of 2016 are set forth below. See "Net Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $255 million for the second quarter of 2017 increased $37 million from $218 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($28 million) and the United Kingdom ($9 million).

Transportation costs represent costs associated with the delivery of hydrocarbon products from the lease to a downstream point of sale. Transportation costs include transportation fees, the cost of compression (the cost of compressing natural gas to meet pipeline pressure requirements), dehydration (the cost associated with removing water from natural gas to meet pipeline requirements), gathering fees and fuel costs.

Transportation costs of $186 million for the second quarter of 2017 increased $7 million from $179 million for the same prior year period primarily due to higher transportation costs in the Permian Basin ($9 million), the Rocky Mountain area ($9 million) and the Eagle Ford ($5 million) and the addition of the Yates Entities in 2016 ($5 million), partially offset by the 2016 sale of EOG's Johnson County, Texas, Barnett Shale and Haynesville natural gas assets ($20 million).

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

DD&A expenses for the second quarter of 2017 increased $3 million to $865 million from $862 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2017 were $3 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($95 million), partially offset by decreased rates in the United States ($86 million) and Trinidad ($3 million) and decreased production in Trinidad ($3 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies.

G&A expenses of $109 million for the second quarter of 2017 increased $11 million from $98 million for the same prior year period primarily due to increases in professional, legal and other services ($19 million) and by an increase in employee-related expenses ($12 million) primarily due to the 2016 transactions with the Yates Entities, partially offset by a decrease in employee-related expenses in connection with certain voluntary retirements in 2016 ($20 million).

Exploration costs of $35 million for the second quarter of 2017 increased $4 million from $31 million for the same prior year period primarily due to increased geological and geophysical costs in the United States.

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

Impairments of $79 million for the second quarter of 2017 were $6 million higher than impairments for the same prior year period primarily due to increased impairments of other assets in the United States ($23 million), partially offset by decreased amortization of unproved property costs in the United States ($17 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $24 million and $1 million for the second quarter of 2017 and 2016, respectively.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets.

Gathering and processing costs increased $6 million to $35 million for the second quarter of 2017 compared to $29 million for the same prior year period primarily due to increased operating costs in the United Kingdom ($8 million), partially offset by lower operating costs in the Fort Worth Basin Barnett Shale ($3 million).

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2017 increased $37 million to $130 million (7.2% of wellhead revenues) compared to $93 million (7.0% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increases in severance/production taxes, primarily as a result of increased wellhead revenues in the United States.

Other income (expense), net for the second quarter of 2017 increased $26 million compared to the same prior year period primarily due to a decrease in foreign currency exchange losses ($22 million) and decreased deferred compensation expense ($4 million).

EOG recognized an income tax provision of $39 million for the second quarter of 2017 compared to an income tax benefit of $88 million in the second quarter of 2016, primarily due to pretax income in 2017 as compared to a pretax loss in 2016. The net effective tax rate for the second quarter of 2017 increased to 63% from 23% for the second quarter of 2016. The higher effective tax rate was primarily due to additional deferred state income taxes resulting from changes in state apportionment factors and foreign losses in the United Kingdom and Canada for which tax benefits are not recorded due to valuation allowances.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Net Operating Revenues. During the first six months of 2017, net operating revenues increased $2,093 million, or 67%, to $5,223 million from $3,130 million for the same period of 2016. Total wellhead revenues for the first six months of 2017 increased $1,309 million, or 56%, to $3,631 million from $2,322 million for the same period of 2016. During the first six months of 2017, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $71 million compared to net losses of $39 million for the same period of 2016. Gathering, processing and marketing revenues for the first six months of 2017 increased $686 million, or 84%, to $1,505 million from $819 million for the same period of 2016. Net losses on asset dispositions for the first six months of 2017 were $26 million compared to $6 million for the same period of 2016.

Wellhead volume and price statistics for the six-month periods ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Crude Oil and Condensate Volumes (MBbld)
United States	322.8	265.6
Trinidad	0.8	0.8
Other International	1.6	1.4
Total	325.2	267.8
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$48.89	$37.36
Trinidad	40.63	29.83
Other International	44.66	—
Composite	48.85	37.23
Natural Gas Liquids Volumes (MBbld)
United States	82.7	81.8
Other International	—	—
Total	82.7	81.8
Average Natural Gas Liquids Prices ($/Bbl)
United States	$20.06	$12.54
Other International	—	—
Composite	20.06	12.54
Natural Gas Volumes (MMcfd)
United States	742	825
Trinidad	314	355
Other International	21	25
Total	1,077	1,205
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.23	$1.22
Trinidad	2.48	1.88
Other International	3.71	3.49
Composite	2.33	1.47
Crude Oil Equivalent Volumes (MBoed)
United States	529.2	484.9
Trinidad	53.1	59.9
Other International	5.1	5.6
Total	587.4	550.4

Total MMBoe	106.3	100.2

(1)	Excludes the impact of financial commodity derivative instruments.

Wellhead crude oil and condensate revenues for the first six months of 2017 increased $1,063 million, or 59%, to $2,876 million from $1,813 million for the same period of 2016 due primarily to a higher composite wellhead crude oil and condensate price ($684 million) and an increase of 57 MBbld, or 21%, in wellhead crude oil and condensate production ($379 million). Increased production was primarily due to increases in the Permian Basin and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the first six months of 2017 increased 31% to $48.85 per barrel compared to $37.23 per barrel for the same period of 2016.

NGL revenues for the first six months of 2017 increased $113 million, or 61%, to $300 million from $187 million for the same period of 2016 due primarily to a higher composite average price. EOG's composite NGL price for the first six months of 2017 increased 60% to $20.06 per barrel compared to $12.54 per barrel for the same period of 2016.

Wellhead natural gas revenues for the first six months of 2017 increased $133 million, or 41%, to $455 million from $322 million for the same period of 2016 primarily due to a higher composite wellhead natural gas price ($169 million), partially offset by a decrease of 128 MMcfd, or 11%, in natural gas deliveries ($36 million) primarily due to lower production in the United States (83 MMcfd) and Trinidad (41 MMcfd). The decrease in the United States was due primarily to the 2016 sale of EOG's Johnson County, Texas, Barnett Shale, Haynesville and South Texas natural gas assets, partially offset by increased production of associated natural gas from the Permian Basin and the Rocky Mountain area and the 2016 transactions with the Yates Entities. EOG's composite wellhead natural gas price for the first six months of 2017 increased 58% to $2.33 per Mcf compared to $1.47 per Mcf for the same period of 2016.

During the first six months of 2017, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $71 million compared to net losses of $39 million for the same period of 2016. During the first six months of 2017 and 2016, net cash received for settlements of financial commodity derivative contracts was $3 million. The net cash received for financial commodity derivative contracts during the first six months of 2017 included certain early-terminated crude oil price swaps.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2017 decreased $20 million as compared to the same period of 2016. The decrease primarily reflects lower margins in 2017 on crude oil marketing activities, partially offset by higher margins on natural gas marketing activities.

Operating and Other Expenses. For the first six months of 2017, operating expenses of $4,987 million were $931 million higher than the $4,056 million incurred during the same period of 2016. The following table presents the costs per Boe for the six-month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Lease and Well	$4.81	$4.59
Transportation Costs	3.43	3.69
DD&A -
Oil and Gas Properties	15.28	17.32
Other Property, Plant and Equipment	0.54	0.56
G&A	1.94	1.98
Interest Expense, Net	1.33	1.39
Total (1)	$27.33	$29.53

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and interest expense, net, for the six months ended June 30, 2017, compared to the same period of 2016 are set forth below. See "Net Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $511 million for the first six months of 2017 increased $52 million from $459 million for the same prior year period primarily due to higher operating and maintenance costs in the United States ($34 million) and the United Kingdom ($13 million) and workover expenditures in the United States ($15 million).

Transportation costs of $365 million for the first six months of 2017 decreased $5 million from $370 million for the same prior year period primarily due to the 2016 sale of EOG's Johnson County, Texas, Barnett Shale and Haynesville natural gas assets ($42 million), partially offset by higher transportation costs in the Permian Basin ($19 million), the Rocky Mountain area ($10 million) and the addition of the Yates Entities in 2016 ($8 million).

DD&A expenses for the first six months of 2017 decreased $110 million to $1,681 million from $1,791 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2017 were $111 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($229 million) and Trinidad ($12 million) and decreased production in Trinidad ($9 million), partially offset by increased production in the United States ($137 million) and the United Kingdom ($4 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies.

Exploration costs of $92 million for the first six months of 2017 increased $32 million from $60 million for the same prior year period primarily due to increased geological and geophysical costs in Trinidad ($20 million) and the United States ($11 million).

G&A expenses of $206 million for the first six months of 2017 increased $8 million from $198 million for the same prior year period primarily due to increases in professional, legal and other services ($23 million) and by an increase in employee-related expenses ($25 million) primarily due to the 2016 transactions with the Yates Entities, partially offset by a decrease in employee-related expenses in connection with certain voluntary retirements in 2016 ($42 million).

Gathering and processing costs for the first six months of 2017 increased $15 million to $73 million compared to the same prior year period primarily due to increased operating costs in the United Kingdom ($19 million), partially offset by decreased operating costs in the Fort Worth Basin Barnett Shale area ($4 million).

Impairments of $272 million for the first six months of 2017 were $128 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties and other assets in the United States ($159 million), partially offset by decreased amortization of unproved property costs in the United States ($31 million), which was caused by a decrease in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. For the first six months of 2017, proved property and other asset impairments in the United States were primarily related to the sale of legacy natural gas assets. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $161 million and $2 million for the first six months of 2017 and 2016, respectively.

Taxes other than income for the first six months of 2017 increased $106 million to $260 million (7.2% of wellhead revenues) from $154 million (6.6% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($91 million) as a result of increased wellhead revenues and increased ad valorem/property taxes ($14 million) in the United States and a decrease in credits available to EOG in 2017 for Texas high-cost gas severance tax rate reductions ($2 million).

Other income (expense), net for the first six months of 2017 increased $33 million compared to the same prior year period primarily due to a decrease in foreign currency exchange losses.

EOG recognized an income tax provision of $50 million for the first six months of 2017 compared to an income tax benefit of $327 million for the same period in 2016, primarily due to pretax income in 2017 as compared to a pretax loss. The net effective tax rate for the first six months of 2017 increased to 49% from 30% for the first six months of 2016. The higher effective tax rate was primarily due to foreign losses in the United Kingdom and Canada for which tax benefits are not recorded due to valuation allowances and additional deferred state income taxes resulting from changes in state apportionment factors.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2017, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; other property, plant and equipment expenditures; and purchases of treasury stock in connection with stock compensation plans. During the first six months of 2017, EOG's cash balance increased $49 million to $1,649 million from $1,600 million at December 31, 2016.

Net cash provided by operating activities of $1,976 million for the first six months of 2017 increased $1,181 million compared to the same period of 2016 primarily due to an increase in wellhead revenues ($1,309 million) and favorable changes in working capital and other assets and liabilities ($200 million), partially offset by an increase in cash operating expenses ($211 million) and an unfavorable change in net cash paid for income taxes ($109 million).

Net cash used in investing activities of $1,719 million for the first six months of 2017 increased by $838 million compared to the same period of 2016 due to an increase in additions to oil and gas properties ($742 million), a decrease in proceeds from the sales of assets ($77 million) and an increase in additions to other property, plant and equipment ($43 million), partially offset by favorable changes in working capital associated with investing activities ($25 million).

Net cash used in financing activities of $208 million for the first six months of 2017 included cash dividend payments ($193 million) and purchases of treasury stock in connection with stock compensation plans ($22 million). Net cash provided by financing activities of $136 million for the first six months of 2016 included net proceeds from the issuance of long-term debt ($991 million). Cash used in financing activities for the first six months of 2016 included repayments of long-term debt ($400 million), net commercial paper repayments ($260 million), cash dividend payments ($184 million) and purchases of treasury stock in connection with stock compensation plans ($29 million).

Total Expenditures. For the year 2017, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $3.7 billion to $4.1 billion, excluding acquisitions. The table below sets out components of total expenditures for the six-month periods ended June 30, 2017 and 2016 (in millions):

	Six Months Ended June 30,
	2017	2016
Expenditure Category
Capital
Exploration and Development Drilling	$1,447	$903
Facilities	309	182
Leasehold Acquisitions (1)	265	31
Property Acquisitions	4	10
Capitalized Interest	14	17
Subtotal	2,039	1,143
Exploration Costs	92	60
Dry Hole Costs	—	—
Exploration and Development Expenditures	2,131	1,203
Asset Retirement Costs	24	19
Total Exploration and Development Expenditures	2,155	1,222
Other Property, Plant and Equipment	90	45
Total Expenditures	$2,245	$1,267

(1)	Leasehold acquisitions included $154 million in 2017 related to non-cash property exchanges.

Total exploration and development expenditures of $2,131 million for the first six months of 2017 were $928 million higher than the same period of 2016 primarily due to increased exploration and drilling expenditures in the United States ($481 million) and Trinidad ($52 million); increased facilities expenditures ($127 million); increased leasehold acquisitions ($234 million, including $154 million of non-cash property exchanges); and increased geological and geophysical expenditures ($31 million). Exploration and development expenditures for the first six months of 2017 of $2,131 million consisted of $1,749 million in development drilling and facilities, $364 million in exploration (including $154 million of non-cash property exchanges), $14 million in capitalized interest and $4 million in property acquisitions. Exploration and development expenditures for the first six months of 2016 of $1,203 million consisted of $1,078 million in development drilling and facilities, $98 million in exploration, $10 million in property acquisitions, and $17 million in capitalized interest.

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

Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at June 30, 2017, as a net asset of $8 million.

Prices received by EOG for its crude oil production generally vary from NYMEX West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma. Presented below is a comprehensive summary of EOG's crude oil basis swap contracts through August 1, 2017. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Crude Oil Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through December 31, 2018	15,000	$1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

On March 14, 2017, EOG executed the optional early termination provision granting EOG the right to terminate certain crude oil price swaps with notional volumes of 30,000 Bbld at a weighted average price of $50.05 per Bbl for the period March 1, 2017 through June 30, 2017. EOG received cash of $4.6 million for the early termination of these contracts, which are included in the below table. Presented below is a comprehensive summary of EOG's crude oil price swap contracts through August 1, 2017, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2017
January 1, 2017 through February 28, 2017 (closed)	35,000	$50.04
March 1, 2017 through June 30, 2017 (closed)	30,000	50.05

On March 14, 2017, EOG entered into a crude oil price swap contract for the period March 1, 2017 through June 30, 2017, with notional volumes of 5,000 Bbld at a price of $48.81 per Bbl. This contract offsets the remaining crude oil price swap contract for the same time period with notional volumes of 5,000 Bbld at a price of $50.00 per Bbl. The net cash EOG received for settling these contracts was $0.7 million. The offsetting contracts are excluded from the above table.

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through August 1, 2017, with notional volumes expressed in MMBtu per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through August 31, 2017 (closed)	30,000	$3.10
September 1, 2017 through November 30, 2017	30,000	3.10

2018
March 1, 2018 through November 30, 2018	35,000	$3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts through August 1, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through August 31, 2017 (closed)	213,750	$3.44	171,000	$2.92
September 1, 2017 through November 30, 2017	213,750	3.44	171,000	2.92

2018
March 1, 2018 through November 30, 2018	120,000	$3.38	96,000	$2.94

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts through August 1, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through August 31, 2017 (closed)	80,000	$3.69	$3.20
September 1, 2017 through November 30, 2017	80,000	3.69	3.20

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

On July 31, 2017, EOG executed a consent decree with the North Dakota Department of Health (NDDOH) regarding alleged violations of North Dakota's air pollution control laws and related provisions of the federal Clean Air Act. After execution by the NDDOH, the consent decree will be filed with the North Dakota District Court for the South Central Judicial District (Court). EOG expects the Court will issue its order approving the consent decree and resolving the alleged violations raised therein.

The consent decree provides that EOG will be subject to a base penalty of $400,000. The consent decree further provides that the base penalty may be reduced by up to 60 percent in respect of voluntary leak detection and repair (LDAR) efforts by EOG and EOG's development and submission of a quality assurance/quality control (QA/QC) plan to assist with minimizing air emissions. Additionally, pursuant to the terms of the consent decree, EOG may fund a supplemental environmental project (SEP) to offset up to 50 percent of the final penalty amount.

EOG anticipates being able to qualify for a substantial portion of the available penalty reductions. EOG also intends to fund a SEP to the full extent contemplated by the consent decree. After taking into account such reductions and the SEP-related offset, EOG expects that the penalty it will pay to the NDDOH will be approximately $100,000.

EOG does not believe that the penalty amount paid to the NDDOH, the expenditures resulting from its LDAR efforts and development and submission of a QA/QC plan or the amount funded for the SEP will have a material adverse effect on EOG's financial position, results of operations or cash flows. EOG's consent decree generally follows the same format as the consent decrees that the NDDOH has negotiated with other North Dakota operators.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

April 1, 2017 - April 30, 2017	8,791	$95.99	—	6,386,200
May 1, 2017 - May 31, 2017	12,899	93.14	—	6,386,200
June 1, 2017 -June 30, 2017	10,985	89.79	—	6,386,200
Total	32,675	92.78	—

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

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the second quarter of 2017, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

3.1	-	Certificate of Amendment of Restated Certificate of Incorporation, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to EOG's Current Report on Form 8-K, filed May 2, 2017).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
**    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets - June 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 1, 2017	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	-	Certificate of Amendment of Restated Certificate of Incorporation, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to EOG's Current Report on Form 8-K, filed May 2, 2017).

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

*    Exhibits filed herewith
**    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets - June 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements.