Form 10-Q
period 2017-09-30
EOG RESOURCES INC
filed 2017-11-02
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	578,219,230 (as of October 26, 2017)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		Page No.

	ITEM 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended September 30, 2017 and 2016 and Nine Months Ended September 30, 2017 and 2016	3

		Condensed Consolidated Balance Sheets - September 30, 2017 and December 31, 2016	4

		Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2017 and 2016	5

		Notes to Condensed Consolidated Financial Statements	6

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	38

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	ITEM 4.	Mine Safety Disclosures	39

	ITEM 6.	Exhibits	39

SIGNATURES			40

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Operating Revenues and Other
Crude Oil and Condensate	$1,451,410	$1,137,717	$4,326,925	$2,951,118
Natural Gas Liquids	180,038	112,439	480,389	299,401
Natural Gas	220,402	205,293	675,012	526,779
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(6,606)	5,117	64,860	(33,821)
Gathering, Processing and Marketing	784,368	532,456	2,289,702	1,351,665
Gains (Losses) on Asset Dispositions, Net	(8,202)	108,204	(33,876)	101,801
Other, Net	23,434	17,278	64,869	51,650
Total	2,644,844	2,118,504	7,867,881	5,248,593
Operating Expenses
Lease and Well	251,943	226,348	762,906	685,606
Transportation Costs	183,565	200,862	548,635	570,787
Gathering and Processing Costs	32,590	32,635	105,480	90,385
Exploration Costs	30,796	25,455	122,401	85,843
Dry Hole Costs	50	10,390	77	10,464
Impairments	53,677	177,990	325,798	322,321
Marketing Costs	793,536	552,487	2,320,671	1,373,387
Depreciation, Depletion and Amortization	846,222	899,511	2,527,642	2,690,893
General and Administrative	111,717	94,397	317,462	292,633
Taxes Other Than Income	125,912	91,909	386,319	246,068
Total	2,430,008	2,311,984	7,417,391	6,368,387
Operating Income (Loss)	214,836	(193,480)	450,490	(1,119,794)
Other Income (Expense), Net	226	(7,912)	8,349	(33,345)
Income (Loss) Before Interest Expense and Income Taxes	215,062	(201,392)	458,839	(1,153,139)
Interest Expense, Net	69,082	70,858	211,010	210,356
Income (Loss) Before Income Taxes	145,980	(272,250)	247,829	(1,363,495)
Income Tax Provision (Benefit)	45,439	(82,250)	95,718	(409,161)
Net Income (Loss)	$100,541	$(190,000)	$152,111	$(954,334)
Net Income (Loss) Per Share
Basic	$0.17	$(0.35)	$0.26	$(1.74)
Diluted	$0.17	$(0.35)	$0.26	$(1.74)
Dividends Declared per Common Share	$0.1675	$0.1675	$0.5025	$0.5025
Average Number of Common Shares
Basic	574,783	547,838	574,370	547,295
Diluted	578,736	547,838	578,453	547,295
Comprehensive Income (Loss)
Net Income (Loss)	$100,541	$(190,000)	$152,111	$(954,334)
Other Comprehensive Income
Foreign Currency Translation Adjustments	355	141	1,924	8,170
Other, Net of Tax	(25)	23	(74)	68
Other Comprehensive Income	330	164	1,850	8,238
Comprehensive Income (Loss)	$100,871	$(189,836)	$153,961	$(946,096)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$846,138	$1,599,895
Accounts Receivable, Net	1,243,535	1,216,320
Inventories	344,016	350,017
Assets from Price Risk Management Activities	3,297	—
Income Taxes Receivable	126,881	12,305
Other	200,096	206,679
Total	2,763,963	3,385,216
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	51,716,999	49,592,091
Other Property, Plant and Equipment	3,934,137	4,008,564
Total Property, Plant and Equipment	55,651,136	53,600,655
Less: Accumulated Depreciation, Depletion and Amortization	(29,926,547)	(27,893,577)
Total Property, Plant and Equipment, Net	25,724,589	25,707,078
Deferred Income Taxes	17,406	16,140
Other Assets	299,347	190,767
Total Assets	$28,805,305	$29,299,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,635,711	$1,511,826
Accrued Taxes Payable	180,277	118,411
Dividends Payable	96,349	96,120
Liabilities from Price Risk Management Activities	2,827	61,817
Current Portion of Long-Term Debt	6,579	6,579
Other	258,281	232,538
Total	2,180,024	2,027,291

Long-Term Debt	6,380,427	6,979,779
Other Liabilities	1,215,113	1,282,142
Deferred Income Taxes	5,107,477	5,028,408
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized at September 30, 2017, 640,000,000 Shares Authorized at December 31, 2016, 578,570,621 Shares Issued at September 30, 2017 and 576,950,272 Shares Issued at December 31, 2016	205,786	205,770
Additional Paid in Capital	5,513,631	5,420,385
Accumulated Other Comprehensive Loss	(17,160)	(19,010)
Retained Earnings	8,259,971	8,398,118
Common Stock Held in Treasury, 429,424 Shares at September 30, 2017 and 250,155 Shares at December 31, 2016	(39,964)	(23,682)
Total Stockholders' Equity	13,922,264	13,981,581
Total Liabilities and Stockholders' Equity	$28,805,305	$29,299,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$152,111	$(954,334)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,527,642	2,690,893
Impairments	325,798	322,321
Stock-Based Compensation Expenses	101,537	97,072
Deferred Income Taxes	114,850	(492,489)
(Gains) Losses on Asset Dispositions, Net	33,876	(101,801)
Other, Net	(4,514)	42,149
Dry Hole Costs	77	10,464
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(64,860)	33,821
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	4,730	(22,219)
Excess Tax Benefits from Stock-Based Compensation	—	(22,071)
Other, Net	270	7,513
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(25,445)	(11,860)
Inventories	(17,674)	137,563
Accounts Payable	112,894	(201,213)
Accrued Taxes Payable	(49,967)	113,996
Other Assets	(83,940)	(12,526)
Other Liabilities	(69,224)	36,799
Changes in Components of Working Capital Associated with Investing and Financing Activities	(120,373)	(119,760)
Net Cash Provided by Operating Activities	2,937,788	1,554,318
Investing Cash Flows
Additions to Oil and Gas Properties	(2,927,988)	(1,781,547)
Additions to Other Property, Plant and Equipment	(139,558)	(60,343)
Proceeds from Sales of Assets	191,593	457,665
Changes in Components of Working Capital Associated with Investing Activities	120,469	120,614
Net Cash Used in Investing Activities	(2,755,484)	(1,263,611)
Financing Cash Flows
Net Commercial Paper Repayments	—	(259,718)
Long-Term Debt Borrowings	—	991,097
Long-Term Debt Repayments	(600,000)	(400,000)
Dividends Paid	(289,261)	(276,726)
Excess Tax Benefits from Stock-Based Compensation	—	22,071
Treasury Stock Purchased	(50,374)	(55,641)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	11,174	14,283
Debt Issuance Costs	—	(1,602)
Repayment of Capital Lease Obligation	(4,897)	(4,746)
Other, Net	(96)	(854)
Net Cash Provided by (Used in) Financing Activities	(933,454)	28,164
Effect of Exchange Rate Changes on Cash	(2,607)	11,350
Increase (Decrease) in Cash and Cash Equivalents	(753,757)	330,221
Cash and Cash Equivalents at Beginning of Period	1,599,895	718,506
Cash and Cash Equivalents at End of Period	$846,138	$1,048,727

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2017, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which amends certain aspects of accounting for share-based payment arrangements. ASU 2016-09 revises or provides alternative accounting for the tax impacts of share-based payment arrangements, forfeitures and minimum statutory tax withholdings and prescribes certain disclosures to be made in the period the new standard is adopted. There was no impact to retained earnings with respect to excess tax benefits. EOG began recognizing income tax associated with excess tax benefits and tax deficiencies as discrete benefits and expenses, respectively, in the income tax provision. Net excess tax benefits recognized within income tax provision was $28 million for the nine months ended September 30, 2017. The treatment of forfeitures did not change as EOG elected to continue the current process of estimating the number of forfeitures. As such, this had no cumulative effect on retained earnings. EOG elected to present changes to the statements of cash flows on a prospective transition method.

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

Recently Issued Accounting Standards. In February 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (ASU 2017-05). ASU 2017-05 clarifies the scope and application of Accounting Standards Codification (ASC) 610-20 to the sale or transfer of nonfinancial assets and, in substance, nonfinancial assets to noncustomers, including partial sales. ASU 2017-05 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted at the same time of adoption of ASU 2014-09, “Revenue From Contracts With Customers” (ASU 2014-09). EOG will adopt ASU 2017-05 in connection with the adoption of ASU 2014-09 on January 1, 2018. EOG is reviewing the provisions of ASU 2017-05 in connection with the adoption of ASU 2014-09 and does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" (ASU 2017-01), which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, stipulating that when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. EOG will adopt ASU 2017-01 on a prospective basis on January 1, 2018. EOG is evaluating ASU 2017-01 to determine the impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15).  ASU 2016-15 reduces existing diversity in practice by providing guidance on the classification of eight specific cash receipts and cash payments transactions in the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and is required to be adopted using a retrospective approach, if practicable.  Early adoption is permitted.  EOG will adopt ASU 2016-15 on a retrospective basis on January 1, 2018. EOG does not expect the adoption of the new standard to have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right-of-use asset and a related lease liability representing the obligation to make lease payments, for virtually all lease transactions. Additional disclosures about an entity's lease transactions will also be required. ASU 2016-02 defines a lease as "a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration." ASU 2016-02 is effective for interim and annual periods beginning after December 31, 2018 and early adoption is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. EOG has begun its initial assessment of ASU 2016-02 to develop a project plan and determine which of its contracts will be affected.

In May 2014, the FASB issued ASU 2014-09, which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted.  The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach.  In May 2016, the FASB issued ASU 2016-11, which rescinds certain SEC guidance in the related ASC, including guidance related to the use of the "entitlements" method of revenue recognition used by EOG. EOG will adopt ASU 2014-09 utilizing the modified retrospective approach with a cumulative adjustment to retained earnings on January 1, 2018. Based on its current assessments to-date, EOG does not anticipate the provisions of ASU 2014-09 will have a material impact on EOG's consolidated financial statements and related disclosures. EOG continues to analyze ASU 2014-09 and the resolution of any industry-related matters in order to finalize implementation and determine the impact on EOG's consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2016 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Lease and Well	$9.5	$8.9	$30.0	$28.2
Gathering and Processing Costs	0.1	0.4	0.5	1.0
Exploration Costs	4.7	4.1	16.1	15.6
General and Administrative	29.2	24.2	54.9	52.3
Total	$43.5	$37.6	$101.5	$97.1

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards.

Beginning with the grants made effective September 25, 2017, the Compensation Committee of the Board of Directors of EOG (Committee) approved revised vesting schedules for grants of stock options, SARs, restricted stock and restricted stock units, and performance units. These revised vesting schedules will apply to all future grants as well, until revised, amended or otherwise determined by the Committee.

Grant Type	Previous Vesting Schedule	Revised Vesting Schedule
Stock Options/SARs	Vesting in 25% increments on each of the first four anniversaries of the date of grant	Vesting in increments of 33%, 33% and 34% on each of the first three anniversaries, respectively, of the date of grant

Restricted Stock/Restricted Stock Units	"Cliff" vesting five years from the date of grant	"Cliff" vesting three years from the date of grant

Performance Units	"Cliff" vesting five years from the date of grant (except for the December 2016 grant, which will "cliff" vest approximately three years from the date of grant)
"Cliff" vesting approximately 41 months from the date of grant - specifically, on the February 28th immediately following the Committee’s certifications contemplated by the form of award agreement governing grants of performance units

At September 30, 2017, approximately 17.1 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $20.9 million and $18.8 million during the three months ended September 30, 2017 and 2016, respectively, and $42.9 million and $45.0 million during the nine months ended September 30, 2017 and 2016, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2017 and 2016 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted Average Fair Value of Grants	$23.94	$25.77	$22.10	$19.28
Expected Volatility	28.28%	31.52%	26.96%	36.54%
Risk-Free Interest Rate	1.52%	0.78%	0.89%	0.43%
Dividend Yield	0.75%	0.76%	0.71%	0.82%
Expected Life	5.1 years	5.4 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2017 and 2016 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	9,850	$75.53	10,744	$67.98
Granted	2,260	96.24	1,821	94.87
Exercised (1)	(1,674)	55.63	(1,673)	49.85
Forfeited	(269)	90.22	(241)	85.77
Outstanding at September 30 (2)	10,167	$83.02	10,651	$75.02
Vested or Expected to Vest (3)	9,799	$82.69	10,300	$74.60
Exercisable at September 30 (4)	5,517	$75.59	6,302	$66.46

(1)
The total intrinsic value of stock options/SARs exercised for the nine months ended September 30, 2017 and 2016 was $66.6 million and $58.7 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at September 30, 2017 and 2016 was $147.8 million and $240.8 million, respectively. At September 30, 2017 and 2016, the weighted average remaining contractual life was 4.3 years and 4.1 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2017 and 2016 was $145.9 million and $237.2 million, respectively. At September 30, 2017 and 2016, the weighted average remaining contractual life was 4.3 years and 4.0 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at September 30, 2017 and 2016 was $123.2 million and $196.3 million, respectively. At September 30, 2017 and 2016, the weighted average remaining contractual life was 2.8 years and 2.8 years, respectively.

At September 30, 2017, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $110.3 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.7 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $15.8 million and $13.1 million for the three months ended September 30, 2017 and 2016, respectively, and $50.0 million and $45.5 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2017 and 2016 (shares and units in thousands):

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	3,962	$79.63	4,908	$70.35
Granted	1,061	97.26	833	87.76
Released (1)	(837)	59.67	(1,392)	53.15
Forfeited	(190)	84.66	(269)	76.40
Outstanding at September 30 (2)	3,996	$88.25	4,080	$79.37

(1)
The total intrinsic value of restricted stock and restricted stock units released for the nine months ended September 30, 2017 and 2016 was $81.6 million and $116.3 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2017 and 2016 was $386.6 million and $394.6 million, respectively.

At September 30, 2017, unrecognized compensation expense related to restricted stock and restricted stock units totaled $191.2 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.6 years.

Performance Units and Performance Stock. EOG has granted performance units and/or performance stock (collectively, Performance Awards) to its executive officers annually since 2012. As more fully discussed in the grant agreements, the performance metric applicable to the Performance Awards is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. The fair value of the Performance Awards is estimated using a Monte Carlo simulation.

At December 31, 2016, 545,290 Performance Awards were outstanding. Upon completion of the Performance Period for the Performance Awards granted in 2013, a performance multiple of 200% was applied to the 2013 grants resulting in an additional grant of 118,834 Performance Awards in February 2017. During the nine-month period ended September 30, 2017, a total of 78,527 Performance Awards were granted. A total of 240,320 Performance Awards were released during the nine months ended September 30, 2017, with a total intrinsic value of $23.6 million, based upon the closing price of EOG's common stock on the release date. Upon the application of the performance multiple at the completion of the remaining Performance Periods, a minimum of 148,444 and a maximum of 856,218 Performance Awards could be outstanding. There were 502,331 Performance Awards outstanding as of September 30, 2017. The total intrinsic value of Performance Awards outstanding at September 30, 2017 was $48.6 million.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Weighted average fair values and valuation assumptions used to value Performance Award grants during the nine-month periods ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
Weighted Average Fair Value of Grants	$113.81	$112.09
Expected Volatility	32.19%	32.01%
Risk-Free Interest Rate	1.60%	0.89%

Expected volatility is based on the term-matched historical volatility over the simulated term, which is calculated as the time between the grant date and the end of the performance period. The risk-free interest rate is based on a 3.27 years term-matched zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date.

Stock-based compensation expense related to the Performance Award grants totaled $6.8 million and $5.7 million for the three month periods ended September 30, 2017 and 2016, respectively, and $8.6 million and $6.6 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, unrecognized compensation expense related to Performance Awards totaled $9.4 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.3 years.

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month and nine-month periods ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$100,541	$(190,000)	$152,111	$(954,334)
Denominator for Basic Earnings Per Share -
Weighted Average Shares	574,783	547,838	574,370	547,295
Potential Dilutive Common Shares -
Stock Options/SARs	1,451	—	1,518	—
Restricted Stock/Units and Performance Units/Stock	2,502	—	2,565	—
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	578,736	547,838	578,453	547,295
Net Income (Loss) Per Share
Basic	$0.17	$(0.35)	$0.26	$(1.74)
Diluted	$0.17	$(0.35)	$0.26	$(1.74)

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 4.2 million and 9.9 million shares for the three months ended September 30, 2017 and 2016, respectively, and 3.6 million and 10.2 million shares for the nine months ended September 30, 2017 and 2016, respectively. For both the three months and nine months ended September 30, 2016, 4.6 million shares of restricted stock, restricted stock units and performance units were excluded.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Interest (1)	$202,320	$184,476
Income Taxes, Net of Refunds Received	$92,391	$(2,094)

(1)	Net of capitalized interest of $21 million and $25 million for the nine months ended September 30, 2017 and 2016, respectively.

EOG's accrued capital expenditures at September 30, 2017 and 2016 were $545 million and $375 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2017, included non-cash additions of $214 million to EOG's oil and gas properties as a result of property exchanges.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Operating Revenues and Other
United States	$2,569,867	$2,023,130	$7,620,601	$5,007,119
Trinidad	63,800	57,937	210,022	183,461
Other International (1)	11,177	37,437	37,258	58,013
Total	$2,644,844	$2,118,504	$7,867,881	$5,248,593
Operating Income (Loss)
United States	$207,173	$(193,453)	$457,018	$(1,099,030)
Trinidad	21,739	15,688	70,512	41,620
Other International (1)	(14,076)	(15,715)	(77,040)	(62,384)
Total	214,836	(193,480)	450,490	(1,119,794)
Reconciling Items
Other Income (Expense), Net	226	(7,912)	8,349	(33,345)
Interest Expense, Net	(69,082)	(70,858)	(211,010)	(210,356)
Income (Loss) Before Income Taxes	$145,980	$(272,250)	$247,829	$(1,363,495)

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at September 30, 2017 and December 31, 2016 (in thousands):

	At September 30, 2017	At December 31, 2016
Total Assets
United States	$27,340,156	$27,746,851
Trinidad	939,776	889,253
Other International (1)	525,373	663,097
Total	$28,805,305	$29,299,201

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Carrying Amount at Beginning of Period	$912,926	$811,554
Liabilities Incurred	30,114	40,080
Liabilities Settled (1)	(53,638)	(52,518)
Accretion	25,963	24,462
Revisions	(1,791)	(26,307)
Foreign Currency Translations	16,902	(7,851)
Carrying Amount at End of Period	$930,476	$789,420

Current Portion	$23,606	$10,133
Noncurrent Portion	$906,870	$779,287

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2017, are presented below (in thousands):

Nine Months Ended September 30, 2017
Balance at January 1	$—
Additions Pending the Determination of Proved Reserves	2,995
Reclassifications to Proved Properties	(2,995)
Costs Charged to Expense	—
Balance at September 30	$—

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and a defined benefit pension plan covering certain of its employees in Trinidad. For the nine months ended September 30, 2017 and 2016, EOG's total costs recognized for these pension plans were $27 million and $28 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

During the nine months ended September 30, 2017 and 2016, EOG utilized commercial paper borrowings, bearing market interest rates, for various corporate financing purposes. At September 30, 2017 and 2016, EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings. The average borrowings outstanding under the commercial paper program were $9 million and $155 million during the nine months ended September 30, 2017 and 2016, respectively. The weighted average interest rates for commercial paper borrowings during the nine months ended September 30, 2017 and 2016 was 1.39% and 0.76%, respectively.

On September 15, 2017, EOG repaid upon maturity the $600 million aggregate principal amount of its 5.875% Senior Notes due 2017.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. At September 30, 2017, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 2.23% and 4.25%, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2016 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2017 and December 31, 2016 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2017
Financial Assets:
Natural Gas Swaps	$—	$1	$—	$1
Natural Gas Options/Collars	—	3	—	3
Financial Liabilities:
Crude Oil Basis Swaps	$—	$5	$—	$5

At December 31, 2016
Financial Assets:
Natural Gas Options/Collars	$—	$1	$—	$1
Financial Liabilities:
Crude Oil Swaps	$—	$36	$—	$36
Natural Gas Swaps	—	4	—	4
Natural Gas Options/Collars	—	22	—	22

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

Proved oil and gas properties and other assets with a carrying amount of $258 million were written down to their fair value of $93 million, resulting in pretax impairment charges of $165 million for the nine months ended September 30, 2017. Included in the $165 million pretax impairment charges are $138 million of impairments of proved oil and gas properties and other property, plant and equipment for which EOG utilized an accepted offer from a third-party purchaser as the basis for determining fair value. In addition, EOG recorded pretax impairment charges of $23 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions as the basis for determining the fair value of unproved properties received in non-cash property exchanges. See Note 4.

Fair Value of Debt. At September 30, 2017 and December 31, 2016, EOG had outstanding $6,390 million and $6,990 million, respectively, aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $6,620 million and $7,190 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma. Presented below is a comprehensive summary of EOG's crude oil basis swap contracts for the nine months ended September 30, 2017. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Crude Oil Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through December 31, 2018	15,000	$1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

On March 14, 2017, EOG executed the optional early termination provision granting EOG the right to terminate certain crude oil price swaps with notional volumes of 30,000 Bbld at a weighted average price of $50.05 per Bbl for the period March 1, 2017 through June 30, 2017. EOG received cash of $4.6 million for the early termination of these contracts, which are included in the below table. Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the nine months ended September 30, 2017, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the nine months ended September 30, 2017, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through October 31, 2017 (closed)	30,000	$3.10
November 2017	30,000	3.10

2018
March 1, 2018 through November 30, 2018	35,000	$3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts for the nine months ended September 30, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through October 31, 2017 (closed)	213,750	$3.44	171,000	$2.92
November 2017	213,750	3.44	171,000	2.92

2018
March 1, 2018 through November 30, 2018	120,000	$3.38	96,000	$2.94

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts for the nine months ended September 30, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through October 31, 2017 (closed)	80,000	$3.69	$3.20
November 2017	80,000	3.69	3.20

The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at September 30, 2017 and December 31, 2016.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2017	December 31, 2016
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$3	$—
Noncurrent portion	Other Assets	1	1
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities	$3	$62
Noncurrent portion	Other Liabilities	2	—

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2017 and December 31, 2016. EOG had no collateral posted and held no collateral at September 30, 2017 and December 31, 2016.

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

EOG updated its purchase price allocation in respect of the transactions with the Yates Entities, which resulted in net decreases of $35 million in oil and gas properties and $32 million in deferred income taxes, among other immaterial changes.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table represents the allocation at September 30, 2017, of the total purchase price in respect of the transactions with the Yates Entities (in thousands).

Current Assets
Cash and Cash Equivalents	$70,411
Accounts Receivable, Net	77,073
Inventories	10,955
Other	10,640
Total	169,079

Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	3,815,207
Other Property, Plant and Equipment	21,824
Total Property, Plant and Equipment, Net	3,837,031
Other Assets	22,706
Total Assets	$4,028,816

Current Liabilities
Accounts Payable	$124,145
Accrued Taxes Payable	22,417
Other	743
Total	147,305

Long-Term Debt	163,829
Asset Retirement Obligations	163,144
Off-Market Transportation Contracts	39,720
Other Liabilities	28,645
Deferred Income Taxes	1,072,405
Total Liabilities	$1,615,048
Total Consideration Transferred	$2,413,768

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

Other. During the nine months ended September 30, 2017, EOG recognized a net loss on asset dispositions of $34 million and received proceeds of approximately $192 million primarily from the sale of producing assets, unproved leasehold and other property, plant and equipment in Oklahoma and Texas. During the nine months ended September 30, 2016, EOG recognized a net gain on asset dispositions of $102 million and received proceeds of approximately $458 million primarily from sales of producing properties and acreage in Texas, the Rocky Mountain area and Oklahoma.

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

Crude oil and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, natural gas liquids (NGLs) and natural gas and the availability of other worldwide energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGL, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2017 will continue to impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first nine months of 2017, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $49.43 per barrel and $3.12 per million British thermal units (MMBtu), respectively, representing increases of 19% and 38%, respectively, from the average NYMEX prices for the same period in 2016. Based on its 2017 drilling and completion plans, EOG expects 2017 total production and total crude oil production to increase as compared to 2016.

During the first nine months of 2017, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG continued to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 77% of EOG's United States production during the first nine months of 2017 as compared to 72% for the same comparable period of 2016. During the first nine months of 2017, EOG's drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block and the Sercan Area (formerly known as the EMZ area) have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC) and crude oil and condensate which is sold to the Petroleum Company of Trinidad and Tobago Limited. In early 2017, EOG completed and brought on-line two net wells finishing its program in the Sercan area. During the first nine months of 2017, EOG drilled five additional net wells and completed two of those wells. EOG plans to complete the remaining three wells during the fourth quarter of 2017. Additional 2017 activities include the participation in a seismic survey program with a joint venture partner and the signing of a new multi-year contract under which EOG will supply future natural gas volumes to NGC beginning in 2019.

Other International. In the United Kingdom, EOG produces crude oil from its 100% working interest East Irish Sea Conwy project. Beginning in the second quarter of 2017, the Conwy production was off-line due to operational issues. Additional downtime is expected during the remainder of 2017 due to planned facility improvements and ongoing operational issues. Production is expected to resume during the first quarter of 2018.

In the Sichuan Basin, Sichuan Province, China, EOG drilled five natural gas wells and completed two of those wells in the first nine months of 2017 as part of the continuing development of the Bajiaochang Field, which natural gas is sold under a long-term contract to PetroChina. EOG plans to complete the remaining three wells during the fourth quarter of 2017 and early 2018.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 31% and 33% at September 30, 2017 and December 31, 2016, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On September 15, 2017, EOG repaid upon maturity the $600 million aggregate principal amount of its 5.875% Senior Notes due 2017.

On February 15, 2017, the Board of Directors approved an amendment to EOG's Restated Certificate of Incorporation to increase the number of EOG's authorized shares of common stock from 640 million to 1,280 million. EOG's stockholders approved the increase at the Annual Meeting of Stockholders on April 27, 2017, and the amendment was filed with the Delaware Secretary of State on April 28, 2017.

Total anticipated 2017 capital expenditures are estimated to range from approximately $3.7 billion to $4.1 billion, excluding acquisitions. The majority of 2017 expenditures have been focused on United States crude oil activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility, joint development agreements and similar arrangements and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months and nine months ended September 30, 2017 and 2016 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Net Operating Revenues. During the third quarter of 2017, net operating revenues increased $526 million, or 25%, to $2,645 million from $2,119 million for the same period of 2016. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2017 increased $396 million, or 27%, to $1,851 million from $1,455 million for the same period of 2016. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $7 million for the third quarter of 2017 compared to net gains of $5 million for the same period of 2016. Gathering, processing and marketing revenues for the third quarter of 2017 increased $252 million, or 47%, to $784 million from $532 million for the same period of 2016. Net losses on asset dispositions for the third quarter of 2017 were $8 million compared to net gains of $108 million for the same period of 2016.

Wellhead volume and price statistics for the three-month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017	2016
Crude Oil and Condensate Volumes (MBbld) (1)
United States	327.1	275.7
Trinidad	0.8	0.7
Other International (2)	—	6.2
Total	327.9	282.6
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$48.06	$43.66
Trinidad	39.42	34.81
Other International (2)	—	43.53
Composite	48.11	43.63
Natural Gas Liquids Volumes (MBbld) (1)
United States	87.4	81.9
Other International (2)	—	—
Total	87.4	81.9
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$22.38	$14.92
Other International (2)	—	—
Composite	22.38	14.92
Natural Gas Volumes (MMcfd) (1)
United States	748	791
Trinidad	323	329
Other International (2)	25	24
Total	1,096	1,144
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.20	$1.94
Trinidad	2.04	1.86
Other International (2)	3.74	3.74
Composite	2.19	1.95
Crude Oil Equivalent Volumes (MBoed) (4)
United States	539.2	489.4
Trinidad	54.6	55.6
Other International (2)	4.3	10.2
Total	598.1	555.2

Total MMBoe (4)	55.0	51.1

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the third quarter of 2017 increased $313 million, or 28%, to $1,451 million from $1,138 million for the same period of 2016. The increase was primarily due to an increase of 45 MBbld, or 16%, in wellhead crude oil and condensate production ($178 million) and a higher composite wellhead crude oil and condensate price ($135 million). Increased production was primarily due to increases in the Permian Basin and the Rocky Mountain area and from the 2016 mergers and related asset purchase transactions with Yates Petroleum Corporation and other affiliated entities (collectively, the Yates Entities); partially offset by declines in the Eagle Ford as a result of deferred volumes due to Hurricane Harvey. EOG's composite wellhead crude oil and condensate price for the third quarter of 2017 increased 10% to $48.11 per barrel compared to $43.63 per barrel for the same period of 2016.

NGL revenues for the third quarter of 2017 increased $68 million, or 60%, to $180 million from $112 million for the same period of 2016 due primarily to a higher composite average price ($60 million) and an increase of 6 MBbld, or 7%, in NGL deliveries ($8 million) primarily in the Permian Basin, the Eagle Ford and the Rocky Mountain area; partially offset by a decline due primarily to the 2016 sales of assets in the Barnett Shale play. EOG's composite NGL price for the third quarter of 2017 increased 50% to $22.38 per barrel compared to $14.92 per barrel for the same period of 2016.

Wellhead natural gas revenues for the third quarter of 2017 increased $15 million, or 7%, to $220 million from $205 million for the same period of 2016. The increase was due to a higher composite wellhead natural gas price ($24 million), partially offset by a decrease in natural gas deliveries ($9 million). Natural gas deliveries for the third quarter of 2017 decreased 48 MMcfd, or 4%, compared to the same period of 2016 due primarily to lower deliveries in the United States. The decrease in the United States was due primarily to the 2016 sale of EOG's Johnson County, Texas, Barnett Shale, Haynesville and South Texas natural gas assets, partially offset by increased production of associated natural gas from the Permian Basin, the Eagle Ford and the Rocky Mountain area and the 2016 transactions with the Yates Entities. EOG's composite wellhead natural gas price for the third quarter of 2017 increased 12% to $2.19 per Mcf compared to $1.95 per Mcf for the same period of 2016.

During the third quarter of 2017, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $7 million compared to net gains of $5 million for the same period of 2016. During the third quarter of 2017, net cash received for settlements of financial commodity derivative contracts was $2 million compared to net cash paid of $25 million for the same period of 2016.

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

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2017 increased $11 million as compared to the same period of 2016. The increase primarily reflects higher margins in 2017 on crude oil and natural gas marketing activities, partially offset by lower margins on sand sales.

Operating and Other Expenses.  For the third quarter of 2017, operating expenses of $2,430 million were $118 million higher than the $2,312 million incurred during the third quarter of 2016.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Lease and Well	$4.58	$4.42
Transportation Costs	3.34	3.93
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	14.87	17.01
Other Property, Plant and Equipment	0.51	0.57
General and Administrative (G&A)	2.03	1.84
Interest Expense, Net	1.26	1.38
Total (1)	$26.59	$29.15

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation, DD&A and G&A for the three months ended September 30, 2017, compared to the same period of 2016 are set forth below. See "Net Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $252 million for the third quarter of 2017 increased $26 million from $226 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($21 million) and the United Kingdom ($8 million) and increased workover expenditures in the United States ($3 million), partially offset by decreased lease and well administrative expenses in the United States ($5 million).

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

Transportation costs of $184 million for the third quarter of 2017 decreased $17 million from $201 million for the same prior year period primarily due to the 2016 sale of EOG's Johnson County, Texas, Barnett Shale and Haynesville natural gas assets ($30 million) and decreased transportation costs in the Eagle Ford ($6 million) and the United Kingdom ($3 million), partially offset by increased transportation costs in the Permian Basin ($13 million) and the Rocky Mountain area ($6 million) and from the 2016 transactions with the Yates Entities ($4 million).

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

DD&A expenses for the third quarter of 2017 decreased $54 million to $846 million from $900 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2017 were $52 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($121 million) and decreased production in the United Kingdom ($12 million), partially offset by increased production in the United States ($82 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies.

G&A expenses of $112 million for the third quarter of 2017 increased $18 million from $94 million for the same prior year period primarily as a result of increased employee-related expenses due to the 2016 transactions with the Yates Entities.

Exploration costs of $31 million for the third quarter of 2017 increased $6 million from $25 million for the same prior year period primarily due to increased geological and geophysical costs in the United States.

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

Impairments of $54 million for the third quarter of 2017 were $124 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties and other assets in the United States ($103 million) and decreased amortization of unproved property costs in the United States ($23 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $3 million and $104 million for the third quarter of 2017 and 2016, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2017 increased $34 million to $126 million (6.8% of wellhead revenues) compared to $92 million (6.3% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increases in severance/production taxes, primarily as a result of increased wellhead revenues in the United States.

Other income (expense), net for the third quarter of 2017 increased $8 million compared to the same prior year period primarily due to foreign currency exchange gains.

EOG recognized an income tax provision of $45 million for the third quarter of 2017 compared to an income tax benefit of $82 million in the third quarter of 2016, primarily due to pretax income in 2017 as compared to a pretax loss in 2016. The net effective tax rate for the third quarter of 2017 was 31% compared to 30% for the third quarter of 2016.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Net Operating Revenues. During the first nine months of 2017, net operating revenues increased $2,619 million, or 50%, to $7,868 million from $5,249 million for the same period of 2016. Total wellhead revenues for the first nine months of 2017 increased $1,705 million, or 45%, to $5,482 million from $3,777 million for the same period of 2016. During the first nine months of 2017, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $65 million compared to net losses of $34 million for the same period of 2016. Gathering, processing and marketing revenues for the first nine months of 2017 increased $938 million, or 69%, to $2,290 million from $1,352 million for the same period of 2016. Net losses on asset dispositions for the first nine months of 2017 were $34 million compared to net gains of $102 million for the same period of 2016.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Crude Oil and Condensate Volumes (MBbld)
United States	324.3	269.0
Trinidad	0.8	0.8
Other International	1.0	3.0
Total	326.1	272.8
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$48.61	$39.53
Trinidad	40.24	31.36
Other International	51.55	35.30
Composite	48.60	39.46
Natural Gas Liquids Volumes (MBbld)
United States	84.3	81.9
Other International	—	—
Total	84.3	81.9
Average Natural Gas Liquids Prices ($/Bbl)
United States	$20.87	$13.34
Other International	—	—
Composite	20.87	13.34
Natural Gas Volumes (MMcfd)
United States	744	813
Trinidad	317	346
Other International	22	25
Total	1,083	1,184
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.22	$1.46
Trinidad	2.33	1.88
Other International	3.72	3.57
Composite	2.28	1.62
Crude Oil Equivalent Volumes (MBoed)
United States	532.6	486.4
Trinidad	53.6	58.5
Other International	4.8	7.2
Total	591.0	552.1

Total MMBoe	161.3	151.3

(1)	Excludes the impact of financial commodity derivative instruments.

Wellhead crude oil and condensate revenues for the first nine months of 2017 increased $1,376 million, or 47%, to $4,327 million from $2,951 million for the same period of 2016 due primarily to a higher composite wellhead crude oil and condensate price ($814 million) and an increase of 53 MBbld, or 20%, in wellhead crude oil and condensate production ($562 million). Increased production was primarily due to increases in the Permian Basin and the Rocky Mountain area and from the 2016 transactions with the Yates Entities. EOG's composite wellhead crude oil and condensate price for the first nine months of 2017 increased 23% to $48.60 per barrel compared to $39.46 per barrel for the same period of 2016.

NGL revenues for the first nine months of 2017 increased $181 million, or 61%, to $480 million from $299 million for the same period of 2016 due primarily to a higher composite average price ($173 million) and an increase of 2 MBbld, or 3%, in NGL deliveries ($8 million) primarily in the Permian Basin and the Rocky Mountain area, partially offset by decreased production due primarily to the 2016 sales of assets in the Barnett Shale play. EOG's composite NGL price for the first nine months of 2017 increased 56% to $20.87 per barrel compared to $13.34 per barrel for the same period of 2016.

Wellhead natural gas revenues for the first nine months of 2017 increased $148 million, or 28%, to $675 million from $527 million for the same period of 2016 primarily due to a higher composite wellhead natural gas price ($195 million), partially offset by a decrease of 101 MMcfd, or 9%, in natural gas deliveries ($47 million) primarily due to lower production in the United States (69 MMcfd) and Trinidad (29 MMcfd). The decrease in the United States was due primarily to the 2016 sale of EOG's Johnson County, Texas, Barnett Shale, Haynesville and South Texas natural gas assets, partially offset by increased production of associated natural gas from the Permian Basin and the Rocky Mountain area and the 2016 transactions with the Yates Entities. EOG's composite wellhead natural gas price for the first nine months of 2017 increased 41% to $2.28 per Mcf compared to $1.62 per Mcf for the same period of 2016.

During the first nine months of 2017, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $65 million compared to net losses of $34 million for the same period of 2016. During the first nine months of 2017, net cash received for settlements of financial commodity derivative contracts was $5 million compared to net cash paid from settlements of financial commodity derivative contracts of $22 million for the same period of 2016. The net cash received for financial commodity derivative contracts during the first nine months of 2017 included certain early-terminated crude oil price swaps.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2017 decreased $9 million as compared to the same period of 2016. The decrease primarily reflects lower margins in 2017 on crude oil marketing activities and sand sales, partially offset by higher margins on natural gas marketing activities.

Operating and Other Expenses. For the first nine months of 2017, operating expenses of $7,417 million were $1,049 million higher than the $6,368 million incurred during the same period of 2016. The following table presents the costs per Boe for the nine-month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Lease and Well	$4.73	$4.53
Transportation Costs	3.40	3.77
DD&A -
Oil and Gas Properties	15.14	17.23
Other Property, Plant and Equipment	0.53	0.57
G&A	1.97	1.93
Interest Expense, Net	1.31	1.39
Total (1)	$27.08	$29.42

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and G&A for the nine months ended September 30, 2017, compared to the same period of 2016 are set forth below. See "Net Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $763 million for the first nine months of 2017 increased $77 million from $686 million for the same prior year period primarily due to higher operating and maintenance costs in the United States ($55 million) and the United Kingdom ($21 million) and higher workover expenditures in the United States ($18 million), partially offset by lower lease and well administrative costs in the United States ($8 million), lower operating and maintenance costs in Canada ($3 million) and the sale of EOG's Argentina operations in the third quarter of 2016 ($3 million).

Transportation costs of $549 million for the first nine months of 2017 decreased $22 million from $571 million for the same prior year period primarily due to the 2016 sale of EOG's Johnson County, Texas, Barnett Shale and Haynesville natural gas assets ($72 million) and decreased transportation costs in the Eagle Ford ($4 million) and the United Kingdom ($4 million), partially offset by increased transportation costs in the Permian Basin ($32 million) and the Rocky Mountain area ($16 million) and from the 2016 transactions with the Yates Entities ($12 million).

DD&A expenses for the first nine months of 2017 decreased $163 million to $2,528 million from $2,691 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2017 were $163 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($350 million) and Trinidad ($13 million) and decreased production in Trinidad ($9 million) and the United Kingdom ($9 million), partially offset by increased production in the United States ($219 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies.

Exploration costs of $122 million for the first nine months of 2017 increased $36 million from $86 million for the same prior year period primarily due to increased geological and geophysical costs in Trinidad ($20 million) and the United States ($16 million).

G&A expenses of $317 million for the first nine months of 2017 increased $24 million from $293 million for the same prior year period primarily due to increased employee-related expenses ($38 million) from the 2016 transactions with the Yates Entities and increased professional, legal and other services ($26 million), partially offset by 2016 employee-related expenses in connection with certain voluntary retirements.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets and certain charges from third-party processors.

Gathering and processing costs for the first nine months of 2017 increased $15 million to $105 million compared to the same prior year period primarily due to increased operating costs and charges from third-parties in the United States.

Impairments of $326 million for the first nine months of 2017 were $4 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties and other assets in the United States ($56 million), partially offset by decreased amortization of unproved property costs in the United States ($54 million), which was caused by a decrease in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. For the first nine months of 2017, proved property and other asset impairments in the United States were primarily related to the sale of legacy natural gas assets. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $165 million and $107 million for the first nine months of 2017 and 2016, respectively.

Taxes other than income for the first nine months of 2017 increased $140 million to $386 million (7.0% of wellhead revenues) from $246 million (6.5% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($122 million) as a result of increased wellhead revenues and increased ad valorem/property taxes ($16 million) in the United States and a decrease in credits available to EOG in 2017 for Texas high-cost gas severance tax rate reductions ($2 million).

Other income (expense), net for the first nine months of 2017 increased $42 million compared to the same prior year period primarily due to increases in foreign currency exchange gains.

EOG recognized an income tax provision of $96 million for the first nine months of 2017 compared to an income tax benefit of $409 million for the same period in 2016, primarily due to pretax income in 2017 as compared to a pretax loss in 2016. The net effective tax rate for the first nine months of 2017 was 39% compared to 30% for the first nine months of 2016. The higher effective tax rate was primarily due to foreign losses in Canada and the United Kingdom for which tax benefits are not recorded due to valuation allowances and additional deferred state income taxes resulting from changes in state apportionment factors.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2017, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were funds used in operations; exploration and development expenditures; long-term debt repayments; dividend payments to stockholders; other property, plant and equipment expenditures; and purchases of treasury stock in connection with stock compensation plans. During the first nine months of 2017, EOG's cash balance decreased $754 million to $846 million from $1,600 million at December 31, 2016.

Net cash provided by operating activities of $2,938 million for the first nine months of 2017 increased $1,384 million compared to the same period of 2016 primarily due to an increase in wellhead revenues ($1,705 million), partially offset by an increase in cash operating expenses ($266 million), an unfavorable change in net cash paid for income taxes ($94 million), an unfavorable change in cash interest paid ($18 million) and unfavorable changes in working capital and other assets and liabilities ($15 million).

Net cash used in investing activities of $2,755 million for the first nine months of 2017 increased by $1,492 million compared to the same period of 2016 due to an increase in additions to oil and gas properties ($1,146 million), a decrease in proceeds from the sales of assets ($266 million) and an increase in additions to other property, plant and equipment ($79 million).

Net cash used in financing activities of $933 million for the first nine months of 2017 included the repayment of long-term debt ($600 million), cash dividend payments ($289 million) and purchases of treasury stock in connection with stock compensation plans ($50 million). Net cash provided by financing activities of $28 million for the first nine months of 2016 included net proceeds from the issuance of long-term debt ($991 million). Cash used in financing activities for the first nine months of 2016 included repayments of long-term debt ($400 million), cash dividend payments ($277 million), net commercial paper repayments ($260 million) and purchases of treasury stock in connection with stock compensation plans ($56 million).

Total Expenditures. For the year 2017, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $3.7 billion to $4.1 billion, excluding acquisitions. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016
Expenditure Category
Capital
Exploration and Development Drilling	$2,297	$1,431
Facilities	456	253
Leasehold Acquisitions (1)	360	48
Property Acquisitions	10	14
Capitalized Interest	21	25
Subtotal	3,144	1,771
Exploration Costs	122	86
Dry Hole Costs	—	10
Exploration and Development Expenditures	3,266	1,867
Asset Retirement Costs	43	14
Total Exploration and Development Expenditures	3,309	1,881
Other Property, Plant and Equipment	140	61
Total Expenditures	$3,449	$1,942

(1)	Leasehold acquisitions included $214 million in 2017 related to non-cash property exchanges.

Total exploration and development expenditures of $3,266 million for the first nine months of 2017 were $1,399 million higher than the same period of 2016 primarily due to increased exploration and drilling expenditures in the United States ($755 million) and Trinidad ($93 million); increased leasehold acquisitions ($312 million, including $214 million of non-cash property exchanges); increased facilities expenditures ($203 million); and increased geological and geophysical expenditures ($36 million). Exploration and development expenditures for the first nine months of 2017 of $3,266 million consisted of $2,734 million in development drilling and facilities, $501 million in exploration (including $214 million of non-cash property exchanges), $21 million in capitalized interest and $10 million in property acquisitions. Exploration and development expenditures for the first nine months of 2016 of $1,867 million consisted of $1,686 million in development drilling and facilities, $142 million in exploration, $25 million in capitalized interest and $14 million in property acquisitions.

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

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at September 30, 2017, as a net liability of $1 million.

Prices received by EOG for its crude oil production generally vary from NYMEX West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma. Presented below is a comprehensive summary of EOG's crude oil basis swap contracts through November 2, 2017. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Crude Oil Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through December 31, 2018	15,000	$1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

On March 14, 2017, EOG executed the optional early termination provision granting EOG the right to terminate certain crude oil price swaps with notional volumes of 30,000 Bbld at a weighted average price of $50.05 per Bbl for the period March 1, 2017 through June 30, 2017. EOG received cash of $4.6 million for the early termination of these contracts, which are included in the below table. Presented below is a comprehensive summary of EOG's crude oil price swap contracts through November 2, 2017, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

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

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through November 2, 2017, with notional volumes expressed in MMBtu per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through November 30, 2017 (closed)	30,000	$3.10

2018
March 1, 2018 through November 30, 2018	35,000	$3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts through November 2, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through November 30, 2017 (closed)	213,750	$3.44	171,000	$2.92

2018
March 1, 2018 through November 30, 2018	120,000	$3.38	96,000	$2.94

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts through November 2, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through November 30, 2017 (closed)	80,000	$3.69	$3.20

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

As previously reported by EOG Resources, Inc. (EOG) in its Form 10-Q for the quarterly period ended June 30, 2017, EOG executed a consent decree with the North Dakota Department of Health (NDDOH) on July 31, 2017, regarding alleged violations of North Dakota's air pollution control laws and related provisions of the federal Clean Air Act. The consent decree was subsequently executed by the NDDOH and, on August 4, 2017, the North Dakota District Court for the South Central Judicial District issued its order approving the consent decree and resolving the alleged violations raised therein.

As previously reported, the consent decree provides that EOG is subject to a base penalty of $400,000. The consent decree further provides that the base penalty may be reduced by up to 60 percent in respect of voluntary leak detection and repair (LDAR) efforts by EOG and EOG's development and submission of a quality assurance/quality control (QA/QC) plan to assist with minimizing air emissions. Additionally, pursuant to the terms of the consent decree, EOG may fund a supplemental environmental project (SEP) to offset up to 50 percent of the final penalty amount.

EOG believes it has qualified for all of the available penalty reductions and the SEP-related offset. After taking into account such reductions and the SEP-related offset, EOG expects the penalty it will pay to the NDDOH will be less than $100,000. EOG expects to confirm the penalty reductions and offset with the NDDOH, finalize and pay the penalty amount to the NDDOH, and close out the consent decree with the NDDOH, by the end of 2017.

As previously reported, EOG does not believe that the penalty amount to be paid to the NDDOH, the expenditures resulting from its LDAR efforts and development and submission of a QA/QC plan or the amount funded for the SEP will have a material adverse effect on EOG's financial position, results of operations or cash flows. EOG's consent decree generally follows the same format as the consent decrees that the NDDOH has negotiated with other North Dakota operators.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

July 1, 2017 - July 31, 2017	30,243	$93.27	—	6,386,200
August 1, 2017 - August 31, 2017	40,180	85.95	—	6,386,200
September 1, 2017 - September 30, 2017	234,097	95.52	—	6,386,200
Total	304,520	94.03	—

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

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the third quarter of 2017, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

10.1	-
Updated Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (for grants made effective September 25, 2017 and subsequent grants) (incorporated by reference to Exhibit 10.1 to EOG's Current Report on Form 8-K, filed September 29, 2017).

10.2	-
Updated Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (for grants made effective September 25, 2017 and subsequent grants) (incorporated by reference to Exhibit 10.2 to EOG's Current Report on Form 8-K, filed September 29, 2017).

10.3	-
Updated Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (for grants made effective September 25, 2017 and subsequent grants) (incorporated by reference to Exhibit 10.3 to EOG's Current Report on Form 8-K, filed September 29, 2017).

10.4	-
Updated Form of Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (for grants made effective September 25, 2017 and subsequent grants) (incorporated by reference to Exhibit 10.4 to EOG's Current Report on Form 8-K, filed September 29, 2017).

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

95	-	Mine Safety Disclosure Exhibit.

*101.INS	-	XBRL Instance Document.

*101.SCH	-	XBRL Schema Document.

*101.CAL	-	XBRL Calculation Linkbase Document.

*101.DEF	-	XBRL Definition Linkbase Document.

*101.LAB	-	XBRL Label Linkbase Document.

*101.PRE	-	XBRL Presentation Linkbase Document.

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets - September 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 2, 2017	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)