Form 10-K
period 2017-12-31
EOG RESOURCES INC
filed 2018-02-27
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Common Stock aggregate market value held by non-affiliates as of June 30, 2017: $52,112 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  Class: Common Stock, par value $0.01 per share, 578,636,343 shares outstanding as of February 16, 2018.

Documents incorporated by reference.  Portions of the Definitive Proxy Statement for the registrant's 2018 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this report.

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

At December 31, 2017, EOG's total estimated net proved reserves were 2,527 million barrels of oil equivalent (MMBoe), of which 1,313 million barrels (MMBbl) were crude oil and condensate reserves, 503 MMBbl were natural gas liquids (NGLs) reserves and 4,263  billion cubic feet (Bcf), or 711 MMBoe, were natural gas reserves (see "Supplemental Information to Consolidated Financial Statements").  At such date, approximately 97% of EOG's net proved reserves, on a crude oil equivalent basis, were located in the United States, 2% in Trinidad and 1% in other international areas.  Crude oil equivalent volumes are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet (Mcf) of natural gas.

As of December 31, 2017, EOG employed approximately 2,664 persons, including foreign national employees.

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

Business Segments

EOG's operations are all crude oil and natural gas exploration and production related. For financial information about our reportable segments (including financial information by segment geographic area), see Note 11 to Consolidated Financial Statements. For information regarding the risks associated with EOG's domestic and foreign operations, see ITEM 1A, Risk Factors.

Exploration and Production

United States Operations

EOG's operations are focused in most of the productive basins in the United States with a focus on crude oil and, to a lesser extent, liquids-rich natural gas plays.

At December 31, 2017, on a crude oil equivalent basis, 54% of EOG's net proved reserves in the United States were crude oil and condensate, 20% were NGLs and 26% were natural gas. The majority of these reserves are in long-lived fields with well-established production characteristics. EOG believes that opportunities exist to increase production through continued development in and around many of these fields and through the utilization of applicable technologies. EOG also maintains an active exploration program designed to extend fields and add new trends and resource plays to its already broad portfolio.

The following is a summary of significant developments during 2017 and certain 2018 plans for EOG's United States operations.

2017							2018
Area of Operation	Crude Oil & Condensate Volumes (MBbld)	Natural Gas Liquids Volumes (MBbld)	Natural Gas Volumes (MMcfd)	Total Net Acres (1)		Net Well Completions	Expected Net Well Completions

Eagle Ford	157	26	151	582,000		217	260
Austin Chalk	14	5	29	—	(2)	28	25
Permian Basin	91	24	235	630,000		172	240
Rocky Mountain Area	66	14	195	1,200,000		93	100
Upper Gulf Coast	1	1	7	354,000		4	1
Mid-Continent	2	1	12	130,000		5	35
Fort Worth Basin	3	16	94	169,000		—	—
South Texas	1	1	18	238,000		2	12
Marcellus Shale	—	—	24	177,000		4	12

(1)	Total net acres excludes approximately 1.2 million net acres related to other areas.

(2)	The Austin Chalk play encompasses the same net acres as the Eagle Ford.

The Eagle Ford continues to prove itself as a world-class crude oil field having produced in excess of 2.0 billion barrels of crude oil and condensate. With approximately 520,000 of its 582,000 total net acres in the prolific oil window, EOG continues to be the largest crude oil producer in the Eagle Ford with cumulative gross production in excess of 420 MMBbl of crude oil and condensate. In 2017, EOG completed 217 net Eagle Ford wells and continued to test the Austin Chalk play concept with the completion of 28 net Austin Chalk wells. EOG is still evaluating the extent of prospectivity of the Austin Chalk, which overlays the Eagle Ford. EOG also expanded its enhanced oil recovery (EOR) gas injection program in 2017, adding 56 wells to the program. Based on encouraging results, EOG plans to include an additional 90 wells in 2018 bringing the total number of wells in its EOR program to 178 by year end. In 2018, EOG expects to complete approximately 260 net Eagle Ford wells and 25 net Austin Chalk wells while continuing to improve well productivity and operational efficiencies. The combination of self-sourced sand, dedicated completions crews and other services along with continuous well optimization programs have made this play a centerpiece of EOG's portfolio.

In the Permian Basin, EOG completed 172 net wells during 2017, primarily in the Delaware Basin Wolfcamp Shale, Second Bone Spring and Leonard plays. EOG continued to consolidate its acreage position in each of these world-class assets through small leasing transactions and the exchange of acreage with other nearby operators. In the Delaware Basin Wolfcamp Shale play, where it has approximately 346,000 net acres, EOG followed a development plan with well spacing as close as 500 feet in the crude oil portion and 880 feet in the combo portion. The success of the 2017 Wolfcamp program was due to precision targeting, high-density stimulations, cost reductions, and lateral length extensions. The average lateral length of completed wells in the play increased from approximately 5,200 feet in 2016 to approximately 6,100 feet in 2017. The high-return Delaware Basin Wolfcamp Shale play, where EOG completed 116 net wells in 2017, will continue to be an area of focus in 2018. In the Second Bone Spring play, EOG holds approximately 289,000 net acres and completed 26 net wells in 2017. With over 1,800 estimated remaining net drilling locations, the Second Bone Spring play is another integral part of EOG's Permian Basin portfolio. In the Leonard Shale play, EOG has approximately 160,000 net acres and continued development with 20 net wells completed in 2017. EOG also announced the addition of a new high-return target in the Delaware Basin First Bone Spring oil play where it holds 100,000 net prospective acres. In 2017, EOG had consistent results in the First Bone Spring completing nine net wells and estimates that it has over 540 net locations remaining. Activity in 2018 will continue to be focused in the Delaware Basin Wolfcamp Shale, Second Bone Spring, First Bone Spring and Leonard plays, where EOG expects to complete approximately 230 net wells.

Activity in the Rocky Mountain area increased in 2017 with a focus on the completion of the remaining legacy drilled uncompleted wells (DUCs) in the Williston Basin Bakken and continued development of the Powder River and DJ Basins. In the Powder River Basin, EOG continued to expand its development programs in the Turner and Parkman formations, as well as test new horizons. With consistent results and strong returns in 2017, the Powder River Basin will again be a focal point for EOG in 2018. In the Wyoming DJ Basin, drilling, completion, and operating costs continued to be driven down and there is a significant high-return development program scheduled for 2018. Activity in the Williston Basin Bakken for 2017 was mainly limited to completing DUCs and will shift to drilling and completing new wells starting in the summer of 2018. EOG currently holds approximately 1.2 million net acres in the Rocky Mountain area.

In the Mid-Continent area, EOG proved the prospectivity of the Woodford Oil Window play with two net wells during 2017. EOG holds 50,000 net acres in the play with plans to continue development in 2018. Also in the area, EOG executed a joint venture agreement in the Western Anadarko Basin Marmaton Sand play. In 2017, EOG drilled 18 gross wells and completed 10 gross wells as operator of the joint venture. EOG divested 8,335 net acres with daily average production of 1,231 barrels of oil equivalent per day (Boed) in the Mid-Continent area. EOG plans to build on its initial success in the Woodford Oil Window with an expanded campaign of 25 net well completions in 2018. Continued development in the joint venture in the Western Anadarko Basin is also planned.

Total net production in 2017 from the Fort Worth Basin Barnett Shale averaged 3 MBbld of crude oil and condensate, 16 MBbld of NGLs and 94 MMcfd of natural gas. At year-end 2017, EOG held approximately 169,000 net acres in the Fort Worth Basin. In 2017, EOG divested 57,000 net acres and 137 net wells in the Fort Worth Basin Barnett Shale. Average daily production volumes associated with the sale were 5.5 MMcfd of natural gas.

In 2017, four DUCs were completed in the Marcellus Shale. Average initial production for the four wells was over 10 MMcfd. In 2018, EOG expects to complete 12 DUCs. EOG currently holds approximately 177,000 net acres with Marcellus and Utica Shale potential.

The Upper Gulf Coast area had limited drilling activity in 2017. EOG focused on portfolio enhancement through an active exploration and evaluation program. This is expected to continue in 2018.

In the South Texas area, EOG drilled four net liquids-rich natural gas wells in 2017, completed two and deferred additional completions until 2018. EOG expects to complete approximately 12 net liquids-rich natural gas wells in 2018 in the Frio and Vicksburg trends, where it holds approximately 238,000 net acres. In addition, exploration and evaluation efforts will continue in this region in 2018.

At December 31, 2017, EOG held approximately 2.2 million net undeveloped acres in the United States.

During 2017, EOG continued to operate its gathering and processing facilities in the Eagle Ford in South Texas, the Williston Basin Bakken and Three Forks plays in North Dakota and the Permian Basin in West Texas and New Mexico. At December 31, 2017, EOG-owned natural gas processing capacity in the Eagle Ford and Barnett Shale totaled 325 MMcfd and 180 MMcfd, respectively.

Also in 2017, EOG continued to own its crude oil facilities near Stanley, North Dakota.

EOG operates its own sand mine and sand processing plant in Hood County, Texas, to reduce costs and to help fulfill EOG's sand needs for its well completion operations in Texas. Additionally, EOG owns a second Hood County sand processing plant, which processes sand sourced from the north Texas area, as needed.

In 2017, EOG processed sand from its Chippewa Falls, Wisconsin, sand plant for its well completion operations in North America and for sales to third parties.

EOG operated three sand unloading facilities to support well completions in the Delaware Basin, Eagle Ford and the Williston Basin Bakken in 2017.

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

•	holds an 80% working interest in the exploration and production license covering the Pelican Field and its related facilities;

•	holds a 50% working interest in the exploration and production licenses covering the Sercan Area offshore Trinidad;

•	holds a 100% working interest in a production sharing contract with the Government of Trinidad and Tobago for each of the Modified U(a) Block, Modified U(b) Block and Block 4(a);

•	holds a 50% working interest in the exploration and production license covering the Banyan Field;

•	holds a 50% working interest in the exploration and production license covering the Ska, Mento and Reggae Area (SMR);

•	owns a 12% equity interest in an anhydrous ammonia plant in Point Lisas, Trinidad, that is owned and operated by Caribbean Nitrogen Company Limited; and

•	owns a 10% equity interest in an anhydrous ammonia plant in Point Lisas, Trinidad, that is owned and operated by Nitrogen (2000) Unlimited.

Several fields in the SECC Block, Modified U(a) Block, Modified U(b) Block, Block 4(a), the Banyan Field and the Sercan Area have been developed and are producing natural gas and crude oil and condensate. Natural gas from EOG's Trinidad operations currently is sold under various contracts with the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC). Crude oil and condensate from EOG's Trinidad operations currently is sold to the Petroleum Company of Trinidad and Tobago Limited (Petrotrin).  In 2017, EOG's net production from Trinidad averaged approximately 313 MMcfd of natural gas and approximately 0.9 MBbld of crude oil and condensate.

In 2017, EOG completed and brought on-line two net wells finishing its program in the Sercan Area and drilled and completed five additional net wells in the Banyan and Osprey fields. EOG conducted a seismic survey in the U(a) Block, participated in a seismic survey program with a joint venture partner in the SMR area and signed a new multi-year contract under which EOG will supply future natural gas volumes to NGC beginning in 2019.
In 2018, EOG expects to focus on exploration and the acquisition of additional seismic. It is anticipated that EOG's 2018 Trinidad operations will supply approximately 356 MMcfd (266 MMcfd, net) of natural gas from its existing proved reserves. All of the natural gas produced from EOG's Trinidad operations in 2018 is expected to be supplied to NGC under various contracts with NGC. All crude oil and condensate produced from EOG's Trinidad operations in 2018 is expected to be supplied to Petrotrin under various contracts with Petrotrin.

At December 31, 2017, EOG held approximately 115,000 net undeveloped acres in Trinidad.

United Kingdom. EOG's subsidiary, EOG Resources United Kingdom Limited (EOGUK), owns a 25% non-operating working interest in a portion of Block 49/16a, located in the Southern Gas Basin of the North Sea. Production ceased at the end of the third quarter of 2015, and decommissioning began during the latter part of 2017.

In 2007, EOGUK was awarded a license for two blocks in the East Irish Sea – Blocks 110/7b and 110/12a. In 2009, EOGUK drilled a successful oil exploratory well in the East Irish Sea Block 110/12a. EOG began production from its 100% working interest East Irish Sea Conwy crude oil project in March 2016. Modifications to the nearby third-party-owned Douglas platform, which is used to process Conwy production, were completed in the first quarter of 2016 and acceptance and performance testing is ongoing. For the greater part of 2017, production in the Conwy was off-line due to facility improvements and operational issues. EOG resumed production in the first quarter of 2018.

In 2017, production averaged approximately 0.7 MBbld of crude oil, net, in the United Kingdom.

At December 31, 2017, EOG held approximately 4,000 net undeveloped acres in the United Kingdom.

China. In July 2008, EOG acquired rights from ConocoPhillips in a Petroleum Contract covering the Chuan Zhong Block exploration area in the Sichuan Basin, Sichuan Province, China. In October 2008, EOG obtained the rights to shallower zones on the acquired acreage. EOG drilled five natural gas wells and completed four of those wells in 2017 in the Sichuan Basin as part of the continuing development of the Bajiaochang Field, which natural gas is sold under a long-term contract to PetroChina. EOG plans to complete a previously drilled well, drill five additional wells and complete four of those wells.

In 2017, production averaged approximately 17 MMcfd of natural gas, net, in China.

Canada. EOG maintains approximately 134,000 net acres with 23 net producing wells in the Horn River area in Northeast British Columbia. In 2017, net production in Canada averaged approximately 8 MMcfd of natural gas.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Marketing

In 2017, EOG's wellhead crude oil and condensate production was sold into local markets or transported either by pipeline or truck to downstream markets. In each case, the price received was based on market prices at that specific sales point or based on the price index applicable for that location. Major U.S. sales areas included the Midwest; the Permian Basin; Cushing, Oklahoma; Louisiana; and other points along the U.S. Gulf Coast. In 2018, the pricing mechanism for such production is expected to remain the same.

In 2017, EOG processed certain of its natural gas production, either at EOG-owned facilities or at third-party facilities, extracting NGLs. NGLs were sold at prevailing market prices. In 2018, the pricing mechanism for such production is expected to remain the same.

In 2017, EOG's United States wellhead natural gas production was sold into local markets or transported by pipeline to downstream markets. Pricing was based on the spot market price at the ultimate sales point. In 2018, the pricing mechanism for such production is expected to remain the same.

In 2017, a large majority of the wellhead natural gas volumes from Trinidad were sold under contracts with prices which were either wholly or partially dependent on Caribbean ammonia index prices and/or methanol prices. The remaining volumes were sold under a contract at prices partially dependent on United States Henry Hub market prices. The pricing mechanisms for these contracts in Trinidad are expected to remain the same in 2018.

In December 2014, EOG put in place arrangements to market and sell its U.K. wellhead crude oil production from the Conwy field, which commenced production in March 2016. The crude oil sales are based on a Dated Brent price or other market prices, as applicable.

In 2017, all wellhead natural gas volumes from China were sold at regulated prices based on the purchaser's pipeline sales volumes to various local market segments. The pricing mechanism for production in China is expected to remain the same in 2018.

In certain instances, EOG purchases and sells third-party crude oil and natural gas in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.

During 2017, two purchasers each accounted for more than 10% of EOG's total wellhead crude oil and condensate, NGL and natural gas revenues and gathering, processing and marketing revenues. The two purchasers are in the crude oil refining industry. EOG does not believe that the loss of any single purchaser would have a material adverse effect on its financial condition or results of operations.

Wellhead Volumes and Prices

The following table sets forth certain information regarding EOG's wellhead volumes of, and average prices for, crude oil and condensate, NGLs and natural gas. The table also presents crude oil equivalent volumes which are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 Mcf of natural gas for each of the years ended December 31, 2017, 2016 and 2015. See ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, for wellhead volumes on a per-day basis.

Year Ended December 31	2017	2016	2015

Crude Oil and Condensate Volumes (MMBbl) (1)
United States:
Eagle Ford	57.4	60.7	66.3
Delaware Basin	31.6	17.0	9.8
Other	33.2	24.2	27.3
United States	122.2	101.9	103.4
Trinidad	0.3	0.3	0.3
Other International (2)	0.2	1.2	0.1
Total	122.7	103.4	103.8
Natural Gas Liquids Volumes (MMBbl) (1)
United States:
Eagle Ford	9.4	10.0	9.9
Delaware Basin	8.8	5.8	3.1
Other	14.1	14.1	15.1
United States	32.3	29.9	28.1
Other International (2)	—	—	—
Total	32.3	29.9	28.1
Natural Gas Volumes (Bcf) (1)
United States:
Eagle Ford	55	59	65
Delaware Basin	81	50	27
Other	143	187	231
United States	279	296	323
Trinidad	114	125	127
Other International (2)	9	9	12
Total	402	430	462
Crude Oil Equivalent Volumes (MMBoe) (3)
United States:
Eagle Ford	76.0	80.6	87.1
Delaware Basin	53.9	31.2	17.4
Other	71.2	69.3	80.9
United States	201.1	181.1	185.4
Trinidad	19.4	21.1	21.6
Other International (2)	1.8	2.8	1.9
Total	222.3	205.0	208.9

Year Ended December 31	2017	2016	2015

Average Crude Oil and Condensate Prices ($/Bbl) (4)
United States	$50.91	$41.84	$47.55
Trinidad	42.30	33.76	39.51
Other International (2)	57.20	36.72	57.32
Composite	50.91	41.76	47.53
Average Natural Gas Liquids Prices ($/Bbl) (4)
United States	$22.61	$14.63	$14.50
Other International (2)	—	—	4.61
Composite	22.61	14.63	14.49
Average Natural Gas Prices ($/Mcf) (4)
United States	$2.20	$1.60	$1.97
Trinidad	2.38	1.88	2.89
Other International (2)	3.89	3.64	5.05
Composite	2.29	1.73	2.30

(1)	Million barrels or billion cubic feet, as applicable.

(2)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(3)	Million barrels of oil equivalent; includes crude oil and condensate, NGLs and natural gas.

(4)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to Consolidated Financial Statements).

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

EOG also owns crude oil rail loading facilities in North Dakota and crude oil truck unloading facilities in certain of its U.S. plays. Regulation of such facilities is conducted at the state and federal levels and generally includes various safety, environmental, permitting and packaging/labeling requirements. Additional regulation pertaining to these matters is considered and/or adopted from time to time. Although EOG cannot predict what effect, if any, any such new regulations might have on its crude-by-rail assets and the transportation of its crude oil production by truck, EOG could be required to incur additional capital expenditures and increased compliance and operating costs depending on the nature and extent of such future regulatory changes. EOG did not transport any crude oil by rail during 2017.

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

Climate Change - United States. Local, state, federal and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions, the U.S. EPA has adopted regulations for certain large sources regulating GHG emissions as pollutants under the federal Clean Air Act. In May 2016, the U.S. EPA issued regulations that require operators to reduce methane emissions and emissions of volatile organic compounds from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In June 2017, the U.S. EPA proposed to stay certain requirements of that rule for two years.

Also, in December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect on November 4, 2016. However, in June 2017, the U.S. President indicated that the U.S. will withdraw from the Paris Agreement.

EOG believes that its strategy to reduce GHG emissions throughout its operations is both in the best interest of the environment and a prudent business practice. EOG has developed a system that is utilized in calculating GHG emissions from its operating facilities. This emissions management system calculates emissions based on recognized regulatory methodologies, where applicable, and on commonly accepted engineering practices. EOG reports GHG emissions for facilities covered under the U.S. EPA's Mandatory Reporting of Greenhouse Gases Rule published in 2009, as amended.

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

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements. In April 2012, however, the U.S. EPA issued regulations specifically applicable to the oil and gas industry that require operators to significantly reduce volatile organic compounds (VOC) emissions from natural gas wells that are hydraulically fractured through the use of "green completions" to capture natural gas that would otherwise escape into the air. The U.S. EPA also issued regulations that establish standards for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. In addition, in May 2016, the U.S. EPA issued regulations that require operators to reduce methane and VOC emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In June 2017, the U.S. EPA proposed to stay certain requirements of that rule for two years.

In November 2016, the BLM issued a final rule that limits venting, flaring and leaking of natural gas from oil and gas wells and equipment on federal and Indian lands. In December 2017, the BLM temporarily suspended or delayed certain requirements of that rule until January 17, 2019. There have been various other proposals to regulate hydraulic fracturing at the federal level. Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements, additional operating and compliance costs and additional operating restrictions.

In addition to these federal regulations, some state and local governments have imposed or have considered imposing various conditions and restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; disclosure of the chemical additives used in hydraulic fracturing operations; restrictions on the type of chemical additives that may be used in hydraulic fracturing operations; and restrictions on drilling or injection activities on certain lands lying within wilderness wetlands, ecologically or seismically sensitive areas, and other protected areas. Such federal, state and local permitting and disclosure requirements and operating restrictions and conditions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing.

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

Other Matters

Energy Prices. EOG is a crude oil and natural gas producer and is impacted by changes in prices of crude oil and condensate, NGLs and natural gas. Consistent with EOG's 2016 production, crude oil and condensate and NGL production comprised a larger portion of EOG's production mix in 2017 than in prior years. Average crude oil and condensate prices received by EOG for production in the United States increased 22% in 2017 and decreased 12% in 2016 and 49% in 2015, each as compared to the immediately preceding year. Average NGL prices received by EOG for production in the United States increased 55% in 2017 and 1% in 2016, and decreased 54% in 2015, each as compared to the immediately preceding year. During the last three years, average United States wellhead natural gas prices have fluctuated, at times rather dramatically. These fluctuations resulted in a 38% increase in the average wellhead natural gas price received by EOG for production in the United States in 2017, a 19% decrease in 2016 and a 50% decrease in 2015, each as compared to the immediately preceding year.

Due to the many uncertainties associated with the world political environment (for example, the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries), the global supply of, and demand for, crude oil and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors, EOG is unable to predict what changes may occur in prices of crude oil and condensate, NGLs and natural gas in the future. For additional discussion regarding changes in crude oil and condensate, NGLs and natural gas prices and the risks that such changes may present to EOG, see ITEM 1A, Risk Factors.

Including the impact of EOG's 2018 crude oil derivative contracts (exclusive of basis swaps) and based on EOG's tax position, EOG's price sensitivity in 2018 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $82 million for net income and $106 million for cash flows from operating activities. Including the impact of EOG's 2018 natural gas derivative contracts (exclusive of call options) and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2018 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $22 million for net income and $29 million for cash flows from operating activities. For a summary of EOG's financial commodity derivative contracts through February 20, 2018, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Derivative Transactions. For a summary of EOG's financial commodity derivative contracts for the twelve months ended December 31, 2017, see Note 12 to Consolidated Financial Statements.

Risk Management. EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in prices of crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. See Note 12 to Consolidated Financial Statements. For a summary of EOG's financial commodity derivative contracts through February 20, 2018, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Derivative Transactions.

All of EOG's crude oil and natural gas activities are subject to the risks normally incident to the exploration for, and development, production and transportation of, crude oil and natural gas, including rig and well explosions, cratering, fires, loss of well control and leaks and spills, each of which could result in damage to life, property and/or the environment. EOG's operations are also subject to certain perils, including hurricanes, flooding and other adverse weather conditions. Moreover, EOG's activities are subject to governmental regulations as well as interruption or termination by governmental authorities based on environmental and other considerations. Losses and liabilities arising from such events could reduce revenues and increase costs to EOG to the extent not covered by insurance.

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

Executive Officers of the Registrant

The current executive officers of EOG and their names and ages (as of February 27, 2018) are as follows:

Name	Age	Position

William R. Thomas	65	Chairman of the Board and Chief Executive Officer

Gary L. Thomas	68	President

Lloyd W. Helms, Jr.	60	Chief Operating Officer

David W. Trice	47	Executive Vice President, Exploration and Production

Ezra Y. Yacob	41	Executive Vice President, Exploration and Production

Timothy K. Driggers	56	Executive Vice President and Chief Financial Officer

Michael P. Donaldson	55	Executive Vice President, General Counsel and Corporate Secretary

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

Gary L. Thomas was elected President in December 2017. Prior to that, he served as President and Chief Operating Officer from March 2015 to December 2017. He was elected Chief Operating Officer in September 2011, Executive Vice President, North America Operations in May 1998, Executive Vice President, Operations in May 2002, and served as Senior Executive Vice President, Operations from February 2007 to September 2011. He also previously served as Senior Vice President and General Manager of EOG’s Midland, Texas, office. Mr. Thomas joined a predecessor of EOG in July 1978. As previously announced, Mr. Thomas is expected to retire from EOG by year-end 2018.

Lloyd W. Helms, Jr. was elected Chief Operating Officer in December 2017. Prior to that, he served as Executive Vice President, Exploration and Production from August 2013 to December 2017. He was elected Vice President, Engineering and Acquisitions in September 2006, Vice President and General Manager of EOG's Calgary, Alberta, Canada office in March 2008, and served as Executive Vice President, Operations from February 2012 to August 2013. Mr. Helms joined a predecessor of EOG in February 1981.

David W. Trice was elected Executive Vice President, Exploration and Production in August 2013. He served as Vice President and General Manager of EOG's Fort Worth, Texas, office from May 2010 to August 2013. Prior to that, he served in various geological and management positions at EOG. Mr. Trice joined EOG in November 1999.

Ezra Y. Yacob was elected Executive Vice President, Exploration and Production in December 2017. He served as Vice President and General Manager of EOG's Midland, Texas, office from May 2014 to December 2017. Prior to that, he served as Manager, Division Exploration in EOG's Fort Worth, Texas, and Midland, Texas, offices from March 2012 to May 2014 as well as in various geoscience and leadership positions. Mr. Yacob joined EOG in August 2005.

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

Crude oil, natural gas and NGL prices are volatile, and a substantial and extended decline in commodity prices can have a material and adverse effect on us.

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

Beginning in the fourth quarter of 2014 and continuing through 2016, crude oil prices substantially declined. In addition, natural gas and NGL prices began to decline substantially in the second quarter of 2014, and such lower prices continued during 2016. While crude oil, natural gas and NGL prices improved notably during 2017, the above-described factors and the volatility of commodity prices make it difficult to predict future crude oil, natural gas and NGL prices. As a result, there can be no assurance of further commodity price increases, nor can there be any assurance that current commodity prices will be sustained or that the prices for crude oil, natural gas and/or NGLs will not again decline.
Our cash flows and results of operations depend to a great extent on prevailing commodity prices. Accordingly, substantial and extended declines in commodity prices can materially and adversely affect the amount of cash flows we have available for our capital expenditures and other operating expenses, our ability to access the credit and capital markets and our results of operations.

Lower commodity prices can also reduce the amount of crude oil, natural gas and NGLs that we can produce economically. Substantial declines in the prices of these commodities can render uneconomic a significant portion of our exploration, development and exploitation projects, resulting in our having to make significant downward adjustments to our estimated proved reserves. In addition, significant prolonged decreases in commodity prices may cause the expected future cash flows from our properties to fall below their respective net book values, which will require us to write down the value of our properties. Such reserve write-downs and asset impairments could materially and adversely affect our results of operations and financial position and, in turn, the trading price of our common stock.

In fact, the substantial declines in crude oil, natural gas, and NGL prices that began in 2014 and continued in 2015 and through 2016 materially and adversely affected the amount of cash flows we had available for our capital expenditures and other operating expenses and our results of operations during fiscal years 2015 and 2016. Such declines also adversely affected the trading price of our common stock.

If commodity prices decline from current levels for an extended period of time, our financial condition, cash flows and results of operations will be adversely affected and we may be limited in our ability to maintain our current level of dividends on our common stock. In addition, we may be required to incur impairment charges and/or make significant additional downward adjustments to our proved reserve estimates. As a result, our financial condition and results of operations and the trading price of our common stock may be adversely affected.

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

Specifically, we often are uncertain as to the future cost or timing of drilling, completing and operating wells, and our drilling operations and those of our third-party operators may be curtailed, delayed or canceled, the cost of such operations may increase and/or our results of operations and cash flows from such operations may be impacted, as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	title problems;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions, such as winter storms, flooding, tropical storms and hurricanes, and changes in weather patterns;

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

•
the availability of, costs associated with and terms of contractual arrangements for properties, including mineral licenses and leases, pipelines, crude oil hauling trucks and qualified drivers and facilities and equipment to gather, process, compress, transport and market crude oil, natural gas and related commodities; and

•
the costs of, or shortages or delays in the availability of, drilling rigs, hydraulic fracturing services, pressure pumping equipment and supplies, tubular materials, water, sand, disposal facilities, qualified personnel and other necessary facilities, equipment, materials, supplies and services.

Our failure to recover our investment in wells, increases in the costs of our drilling operations or those of our third-party operators, and/or curtailments, delays or cancellations of our drilling operations or those of our third-party operators, in each case, due to any of the above factors or other factors, may materially and adversely affect our business, financial condition and results of operations. For related discussion of the risks and potential losses and liabilities inherent in our crude oil and natural gas operations generally, see the immediately following risk factor.

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

Our crude oil and natural gas operations and supporting activities and operations are subject to all of the risks associated with exploring and drilling for, and producing, gathering, processing, compressing and transporting, crude oil and natural gas, including the risks of:

•	well blowouts and cratering;

•	loss of well control;

•	crude oil spills, natural gas leaks and pipeline ruptures;

•	pipe failures and casing collapses;

•	uncontrollable flows of crude oil, natural gas, formation water or drilling fluids;

•	releases of chemicals, wastes or pollutants;

•	adverse weather conditions, such as winter storms, flooding, tropical storms and hurricanes, and other natural disasters;

•	fires and explosions;

•	terrorism, vandalism and physical, electronic and cyber security breaches;

•	formations with abnormal or unexpected pressures;

•	leaks or spills in connection with, or associated with, the gathering, processing, compression and transportation of crude oil and natural gas; and

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

Local, state, federal and international regulatory bodies have been increasingly focused on greenhouse gas (GHG) emissions and climate change issues in recent years. For example, we are subject to the United States (U.S.) Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of GHG emissions. In addition, in May 2016, the U.S. EPA issued regulations that require operators to reduce methane emissions and emissions of volatile organic compounds from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In June 2017, the U.S. EPA proposed to stay certain requirements of that rule for two years. In December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect on November 4, 2016. However, in June 2017, the U.S. President indicated that the U.S. will withdraw from the Paris Agreement.

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

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements. In November 2016, however, the U.S. Bureau of Land Management (BLM) issued a final rule that limits venting, flaring and leaking of natural gas from oil and gas wells and equipment on federal and Indian lands. In December 2017, the BLM temporarily suspended or delayed certain requirements of that rule until January 17, 2019. In addition, the U.S. EPA has issued regulations relating to hydraulic fracturing and there have been various other proposals to regulate hydraulic fracturing at the federal level. Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements, additional operating and compliance costs and additional operating restrictions. Moreover, some state and local governments have imposed or have considered imposing various conditions and restrictions on drilling and completion operations. Any such federal or state requirements, restrictions or conditions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing. Accordingly, our production of crude oil and natural gas could be materially and adversely affected. For additional discussion regarding climate change regulation and hydraulic fracturing regulation, see Climate Change - United States and Hydraulic Fracturing - United States under ITEM 1, Business - Regulation.

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

Tax laws and regulations may change over time, and additional regulatory guidance or changes in EOG's assumptions and interpretations in respect of the recently passed comprehensive tax reform bill could adversely affect our cash flows, results of operations and financial condition.

On December 22, 2017, the U.S. President signed into law a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the TCJA) that significantly changes the Internal Revenue Code of 1986, as amended. The TCJA, among other things, (i) permanently reduces the U.S. corporate income tax rate; (ii) repeals the corporate alternative minimum tax (AMT); (iii) provides for the refund of AMT credits over a four-year period beginning in 2018; (iv) revises the U.S. federal taxation of foreign earnings; (v) imposes a tax on the deemed repatriation of existing foreign earnings that is payable over an eight-year period beginning in 2017; and (vi) provides for other changes to the taxation of corporations, including changes to cost recovery rules, the utilization of net operating losses, and the deductibility of interest expense, each of which may impact the taxation of oil and gas companies. The TCJA is complex and far-reaching and we cannot predict with certainty the resulting impact its enactment will have on us. The ultimate impact of the TCJA may differ from our estimates due to changes in interpretations and assumptions made by us as well as additional regulatory guidance that may be issued, and any such changes in interpretations or assumptions could materially and adversely affect our cash flows, results of operations and financial condition. See Note 6 to Consolidated Financial Statements for additional information.

In addition, from time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws, including the elimination of the immediate deduction for intangible drilling and development costs. While these specific changes are not included in the TCJA, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. The elimination of certain U.S. federal tax deductions, as well as any other changes to, or the imposition of new, federal, state, local or non-U.S. taxes (including the imposition of, or increases in, production, severance or similar taxes), could materially and adversely affect our cash flows, results of operations and financial condition.

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

Our ability to obtain financings, our borrowing costs and the terms of any financings are, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. Factors that may impact our credit ratings include our debt levels; planned asset purchases or sales; near-term and long-term production growth opportunities; liquidity; asset quality; cost structure; product mix; and commodity pricing levels (including, but not limited to, the estimates and assumptions of credit rating agencies with respect to future commodity prices). We cannot provide any assurance that our current credit ratings will remain in effect for any given period of time or that our credit ratings will be raised in the future, nor can we provide any assurance that any of our credit ratings will not be lowered.

The inability of our customers and other contractual counterparties to satisfy their obligations to us may have a material and adverse effect on us.

We have various customers for the crude oil, natural gas and related commodities that we produce as well as various other contractual counterparties, including several financial institutions and affiliates of financial institutions. Domestic and global economic conditions, including the financial condition of financial institutions generally, may adversely affect the ability of our customers and other contractual counterparties to pay amounts owed to us from time to time and to otherwise satisfy their contractual obligations to us, as well as their ability to access the credit and capital markets for such purposes.

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

In addition, our exploration, exploitation and development activities and equipment can be adversely affected by extreme weather conditions, such as winter storms, flooding and tropical storms and hurricanes in the Gulf of Mexico, which may cause a loss of production from temporary cessation of activity or damaged facilities and equipment. Such extreme weather conditions could also impact other areas of our operations, including access to our drilling and production facilities for routine operations, maintenance and repairs, the installation and operation of gathering, processing, compression and transportation facilities and the availability of, and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. Such extreme weather conditions and changes in weather patterns may materially and adversely affect our business and, in turn, our financial condition and results of operations.

Our hedging activities may prevent us from benefiting fully from increases in crude oil and natural gas prices and may expose us to other risks, including counterparty risk.

We use derivative instruments (primarily financial price swap, option, swaption, collar and basis swap contracts) to hedge the impact of fluctuations in crude oil and natural gas prices on our results of operations and cash flows. To the extent that we engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in crude oil and natural gas prices above the prices established by our hedging contracts. At February 20, 2018, our forecasted crude oil production for 2018 is approximately 34% hedged at approximately $60.04 per barrel (excluding basis swap contracts) and our forecasted natural gas production for 2018 is approximately 12% hedged at approximately $2.96 per million British thermal units (excluding call option contracts). As a result, a portion of our forecasted production for 2018 remains unhedged and subject to fluctuating market prices. If we are ultimately unable to hedge additional production volumes for 2018 and beyond, we will be impacted by further commodity price declines, which may result in lower net cash provided by operating activities. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

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

•	unilateral or forced renegotiation, modification or nullification of existing contracts with governmental entities;

•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations; and

•	currency restrictions or exchange rate fluctuations (e.g., as a result of Great Britain's June 2016 vote to leave the European Union).

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

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the U.S. and have functional currencies other than the U.S. dollar. The assets, liabilities, revenues and expenses of certain of these foreign subsidiaries are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if the amount has not changed in the original currency. These translations could result in changes to our results of operations from period to period. For the fiscal year ended December 31, 2017, less than 1% of our net operating revenues related to operations of our foreign subsidiaries whose functional currency was not the U.S. dollar.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in "Supplemental Information to Consolidated Financial Statements" represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment.  As a result, estimates by different engineers normally vary.  In addition, results of drilling, testing and production or fluctuations in commodity prices subsequent to the date of an estimate may justify revision of such estimate (upward or downward).  Accordingly, reserve estimates are often different from the quantities ultimately recovered.  The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.  For related discussion, see ITEM 1A, Risk Factors, and "Supplemental Information to Consolidated Financial Statements."

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

Acreage. The following table summarizes EOG's developed and undeveloped acreage at December 31, 2017. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

United States	2,884,046	2,048,525	2,996,627	2,152,154	5,880,673	4,200,679
Trinidad	79,277	67,474	201,435	115,274	280,712	182,748
United Kingdom	11,830	5,603	12,683	4,248	24,513	9,851
China	130,548	130,548	—	—	130,548	130,548
Canada	40,000	35,771	105,560	98,436	145,560	134,207
Total	3,145,701	2,287,921	3,316,305	2,370,112	6,462,006	4,658,033

Most of our undeveloped oil and gas leases, particularly in the United States, are subject to lease expiration if initial wells are not drilled within a specified period, generally between three and five years. Approximately 0.2 million net acres will expire in 2018, 0.3 million net acres will expire in 2019 and 0.4 million net acres will expire in 2020 if production is not established or we take no other action to extend the terms of the leases or obtain concessions. In the ordinary course of business, based on our evaluations of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future. As of December 31, 2017, there were no proved undeveloped reserves associated with such undeveloped acreage.

Productive Well Summary. The following table represents EOG's gross and net productive wells, including 509 wells in which we hold a royalty interest.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net

United States	8,039	5,925	5,378	3,729	13,417	9,654
Trinidad	13	10	44	36	57	46
United Kingdom	3	3	—	—	3	3
China	—	—	33	33	33	33
Canada	—	—	24	23	24	23
Total (1)	8,055	5,938	5,479	3,821	13,534	9,759

(1)	EOG operated 10,984 gross and 9,379 net producing crude oil and natural gas wells at December 31, 2017. Gross crude oil and natural gas wells include 389 wells with multiple completions.

Drilling and Acquisition Activities.  During the years ended December 31, 2017, 2016 and 2015, EOG expended $4.4 billion, $6.4 billion and $4.9 billion, respectively, for exploratory and development drilling, facilities and acquisition of leases and producing properties, including asset retirement obligations of $56 million, $(20) million and $53 million, respectively.  Included in the 2016 expenditures was $3.9 billion of acquisitions of producing properties and leases in connection with the 2016 merger and related asset purchase transactions with Yates Petroleum Corporation and other affiliated entities. The following tables set forth the results of the gross crude oil and natural gas wells completed for the years ended December 31, 2017, 2016 and 2015:

	Gross Development Wells Completed				Gross Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2017
United States	568	22	13	603	—	—	1	1
Trinidad	—	8	—	8	—	1	—	1
China	—	3	—	3	—	—	1	1
Total	568	33	13	614	—	1	2	3
2016
United States	524	39	6	569	1	—	—	1
Trinidad	—	1	—	1	—	—	—	—
Total	524	40	6	570	1	—	—	1
2015
United States	494	16	9	519	2	—	—	2
Trinidad	—	3	—	3	—	1	—	1
China	—	—	—	—	—	3	2	5
Total	494	19	9	522	2	4	2	8

The following tables set forth the results of the net crude oil and natural gas wells completed for the years ended December 31, 2017, 2016 and 2015:

	Net Development Wells Completed				Net Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2017
United States	490	21	13	524	—	—	1	1
Trinidad	—	6	—	6	—	1	—	1
China	—	3	—	3	—	—	1	1
Total	490	30	13	533	—	1	2	3
2016
United States	420	17	6	443	1	—	—	1
Trinidad	—	1	—	1	—	—	—	—
Total	420	18	6	444	1	—	—	1
2015
United States	457	14	8	479	2	—	—	2
Trinidad	—	2	—	2	—	1	—	1
China	—	—	—	—	—	3	2	5
Total	457	16	8	481	2	4	2	8

EOG participated in the drilling of wells that were in the process of being drilled or completed at the end of the period as set out in the table below for the years ended December 31, 2017, 2016 and 2015:

	Wells in Progress at End of Period
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net

United States	247	208	237	194	516	429
Trinidad	—	—	1	1	—	—
China	1	1	—	—	—	—
Total	248	209	238	195	516	429

Included in the previous table of wells in progress at the end of the period were wells which had been drilled, but were not completed (DUCs). The following table sets forth EOG's DUCs, for which proved undeveloped reserves had been booked, as of the end of each period.

	Drilled Uncompleted Wells at End of Period
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net

United States	147	121	173	137	406	333
China	1	1	—	—	—	—
Total	148	122	173	137	406	333

In order to effectively manage its capital expenditures and to provide flexibility in managing its drilling rig and well completion schedules, EOG, from time to time, will have an inventory of DUCs. At December 31, 2017, there were approximately 67 MMBoe of net proved undeveloped reserves associated with EOG's inventory of DUCs. Under EOG's current drilling plan, all such DUCs are expected to be completed within five years from the original booking date of such reserves.

EOG acquired wells, which includes the acquisition of additional interests in certain wells in which EOG previously owned an interest, as set out in the tables below for the years ended December 31, 2017, 2016 and 2015:

	Gross Acquired Wells			Net Acquired Wells
	Crude Oil	Natural Gas	Total	Crude Oil	Natural Gas	Total
2017
United States	12	3	15	17	20	37
Total	12	3	15	17	20	37
2016
United States	4,112	4,144	8,256	1,261	2,327	3,588
Total	4,112	4,144	8,256	1,261	2,327	3,588
2015
United States	24	—	24	23	—	23
Total	24	—	24	23	—	23

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

ITEM 3.  Legal Proceedings

See the information set forth under the "Contingencies" caption in Note 8 of the Notes to Consolidated Financial Statements, which is incorporated by reference herein.

As previously reported by EOG Resources, Inc. (EOG) in its Forms 10-Q for the quarterly periods ended June 30, 2017 and September 30, 2017, EOG executed a consent decree with the North Dakota Department of Health (NDDOH) in July 2017, regarding alleged violations of North Dakota's air pollution control laws and related provisions of the federal Clean Air Act. The consent decree was subsequently executed by the NDDOH and, in August 2017, the North Dakota District Court for the South Central Judicial District issued its order approving the consent decree and resolving the alleged violations raised therein. EOG's consent decree generally follows the same format as the consent decrees that the NDDOH has negotiated with other North Dakota operators.
As previously reported, the consent decree provided for a base penalty of $400,000. The consent decree further provided that the base penalty could be reduced by up to 60 percent in respect of voluntary leak detection and repair (LDAR) efforts by EOG and EOG's development and submission of a quality assurance/quality control (QA/QC) plan to assist with minimizing air emissions. Additionally, pursuant to the terms of the consent decree, EOG was eligible to fund a supplemental environmental project (SEP) to offset up to 50 percent of the final penalty amount.
EOG qualified for all of the available penalty reductions and the SEP-related offset. After taking into account such reductions and the SEP-related offset, EOG paid a final penalty of $90,375 to the NDDOH in November 2017.
The penalty amount paid to the NDDOH, the expenditures resulting from EOG's LDAR efforts and development and submission of a QA/QC plan and the amount funded for the SEP has not had, and is not expected to have, a material adverse effect on EOG's financial position, results of operations or cash flows.

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

	Price Range
	High	Low	Dividend Declared
2017
First Quarter	$106.79	$92.91	$0.1675
Second Quarter	100.53	85.88	0.1675
Third Quarter	98.37	81.99	0.1675
Fourth Quarter	109.66	94.87	0.1675
2016
First Quarter	$77.70	$57.15	$0.1675
Second Quarter	86.87	69.66	0.1675
Third Quarter	97.20	78.04	0.1675
Fourth Quarter	109.37	88.94	0.1675

As of February 14, 2018, there were approximately 2,000 record holders and approximately 363,000 beneficial owners of EOG's common stock.

On February 27, 2018, EOG's Board increased the quarterly cash dividend on the common stock by 10% from the current $0.1675 per share to $0.1850 per share, effective beginning with the dividend to be paid on April 30, 2018, to stockholders of record as of April 16, 2018. EOG currently intends to continue to pay quarterly cash dividends on its outstanding shares of common stock in the future. However, the determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other factors, the financial condition, cash flows, level of exploration and development expenditure opportunities and future business prospects of EOG.

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2017 - October 31, 2017	60,551	$97.33	—	6,386,200
November 1, 2017 - November 30, 2017	39,073	$104.91	—	6,386,200
December 1, 2017 - December 31, 2017	28,144	$103.80	—	6,386,200
Total	127,768	$101.07

(1)
The 127,768 total shares for the quarter ended December 31, 2017, and the 685,650 total shares for the full year 2017, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, performance stock or performance unit grants or (ii) in payment of the exercise price of employee stock options.  These shares do not count against the 10 million aggregate share repurchase authorization of EOG's Board discussed below.

(2)	In September 2001, the Board authorized the repurchase of up to 10,000,000 shares of EOG's common stock. During 2017, EOG did not repurchase any shares under the Board-authorized repurchase program.

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

The performance graph shown below compares the cumulative five-year total return to stockholders on EOG's common stock as compared to the cumulative five-year total returns on the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Oil & Gas Exploration & Production Index (S&P O&G E&P).  The comparison was prepared based upon the following assumptions:

1.	$100 was invested on December 31, 2012 in each of the following: common stock of EOG, the S&P 500 and the S&P O&G E&P.

2.	Dividends are reinvested.

Comparison of Five-Year Cumulative Total Returns
EOG, S&P 500 and S&P O&G E&P
(Performance Results Through December 31, 2017)

	2012	2013	2014	2015	2016	2017
EOG	$100.00	$139.50	$153.86	$119.20	$171.70	$184.52
S&P 500	$100.00	$132.39	$150.51	$152.60	$170.85	$208.15
S&P O&G E&P	$100.00	$127.49	$113.99	$75.06	$99.70	$93.42

ITEM 6.  Selected Financial Data
(In Thousands, Except Per Share Data)

The following selected consolidated financial information should be read in conjunction with ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and ITEM 8, Financial Statements and Supplementary Data.

Year Ended December 31	2017	2016	2015	2014	2013

Statement of Income Data:
Net Operating Revenues and Other	$11,208,320	$7,650,632	$8,757,428	$18,035,340	$14,487,118
Operating Income (Loss)	$926,402	$(1,225,281)	$(6,686,079)	$5,241,823	$3,675,211
Net Income (Loss)	$2,582,579	$(1,096,686)	$(4,524,515)	$2,915,487	$2,197,109
Net Income (Loss) Per Share
Basic	$4.49	$(1.98)	$(8.29)	$5.36	$4.07
Diluted	$4.46	$(1.98)	$(8.29)	$5.32	$4.02
Dividends Per Common Share	$0.670	$0.670	$0.670	$0.585	$0.375
Average Number of Common Shares
Basic	574,620	553,384	545,697	543,443	540,341
Diluted	578,693	553,384	545,697	548,539	546,227

At December 31	2017	2016	2015	2014	2013

Balance Sheet Data:
Total Property, Plant and Equipment, Net	$25,665,037	$25,707,078	$24,210,721	$29,172,644	$26,148,836
Total Assets (1) (2)	29,833,078	29,299,201	26,834,908	34,758,599	30,325,569
Total Debt (1)	6,387,071	6,986,358	6,655,490	5,905,846	5,909,157
Total Stockholders' Equity	16,283,273	13,981,581	12,943,035	17,712,582	15,418,459

(1)
Includes reclassification of $4.8 million, $4.1 million and $4.1 million in unamortized debt issuance costs from "Other Assets" to "Long-Term Debt" for years ending December 31, 2015, 2014, and 2013, respectively (see Note 1 to Consolidated Financial Statements).

(2)
Includes reclassification of $160 million, $136 million and $245 million from deferred tax liabilities to deferred tax assets for the years ending December 31, 2016, 2015 and 2013, respectively (see Note 1 to Consolidated Financial Statements).

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

EOG realized net income of $2,583 million during 2017 as compared to a net loss of $1,097 million for 2016. At December 31, 2017, EOG's total estimated net proved reserves were 2,527 million barrels of oil equivalent (MMBoe), an increase of 380 MMBoe from December 31, 2016.  During 2017, net proved crude oil and condensate and natural gas liquids (NGLs) reserves increased by 223 million barrels (MMBbl), and net proved natural gas reserves increased by 945 billion cubic feet or 158 MMBoe, in each case from December 31, 2016.

Operations

Several important developments have occurred since January 1, 2017.

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

During 2017, EOG continued to focus on increasing drilling, completion and operating efficiencies using precision lateral targeting and advanced completion methods and reducing operating and capital costs through efficiency improvements and service cost reductions. These efficiency gains along with certain realized lower service costs resulted in lower drilling and completion costs and decreased operating expenses during 2017. EOG continues to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 77% of United States production during 2017 as compared to 73% for 2016. During 2017, drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas, Utah and Wyoming.

Trinidad. In Trinidad, EOG continued to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary and crude oil and condensate which is sold to the Petroleum Company of Trinidad and Tobago Limited. In 2017, EOG completed and brought on-line two net wells finishing its program in the Sercan Area and drilled and completed five additional net wells in the Banyan and Osprey fields. EOG conducted a seismic survey in the U(a) Block, participated in a seismic survey program with a joint venture partner in the Ska, Mento and Reggae area and signed a new multi-year contract under which EOG will supply future natural gas volumes to NGC beginning in 2019.

Other International. In the United Kingdom, EOG produces crude oil from its 100% working interest East Irish Sea Conwy project. Beginning in the second quarter of 2017, production in the Conwy was off-line due to facility improvements and operational issues. EOG resumed production in the first quarter of 2018.

In the Sichuan Basin, Sichuan Province, China, EOG drilled five natural gas wells and completed four of those wells in 2017 as part of the continuing development of the Bajiaochang Field, which natural gas is sold under a long-term contract to PetroChina.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Tax Cuts and Jobs Act

In December 2017, the United States enacted the Tax Cuts and Jobs Act (TCJA), which made significant changes to United States federal income tax law. Under the Income Taxes Topic of the Accounting Standards Codification, the effects of new legislation are recognized upon enactment. Accordingly, recognition of the tax effects of the TCJA is required in the consolidated financial statements for the fiscal year ended December 31, 2017. As more fully described in the Notes to Consolidated Financial Statements, the TCJA made several changes to United States corporate income tax laws, some of which will have a material impact on EOG's tax provision for 2017 and subsequent periods, including the reduction in the statutory tax rate from 35 percent to 21 percent, a one-time tax on the deemed repatriation of foreign earnings and the conversion to the territorial system of taxation of foreign earnings. The TCJA is expected to reduce EOG's effective tax rate in 2018 and subsequent years, though the ultimate impact on its worldwide effective tax rate will depend on the percentage of pretax income generated by EOG in the United States as compared to its other jurisdictions.

Capital Structure

One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 28% at December 31, 2017 and 33% at December 31, 2016.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

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
During 2017, EOG funded $4.6 billion ($282 million of which was non-cash property exchanges) in exploration and development and other property, plant and equipment expenditures (excluding asset retirement obligations), repaid $600 million aggregate principal amount of long-term debt, paid $387 million in dividends to common stockholders and purchased $63 million of treasury stock in connection with stock compensation plans, primarily by utilizing net cash provided from its operating activities and net proceeds of $227 million from the sale of assets.

Total anticipated 2018 capital expenditures are estimated to range from approximately $5.4 billion to $5.8 billion, excluding acquisitions. The majority of 2018 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for each of the three years in the period ended December 31, 2017, should be read in conjunction with the consolidated financial statements of EOG and notes thereto beginning on page F-1.

Net Operating Revenues and Other

During 2017, net operating revenues increased $3,557 million, or 47%, to $11,208 million from $7,651 million in 2016. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, increased $2,411 million, or 44%, to $7,908 million in 2017 from $5,497 million in 2016. Revenues from the sales of crude oil and condensate and NGLs in 2017 were approximately 88% of total wellhead revenues compared to 86% in 2016. During 2017, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $20 million compared to net losses of $100 million in 2016. Gathering, processing and marketing revenues increased $1,332 million during 2017, to $3,298 million from $1,966 million in 2016. Net losses on asset dispositions of $99 million in 2017 were primarily as a result of sales of producing properties and acreage in Texas and the Rocky Mountain area compared to net gains on asset dispositions of $206 million in 2016.

Wellhead volume and price statistics for the years ended December 31, 2017, 2016 and 2015 were as follows:

Year Ended December 31	2017	2016	2015

Crude Oil and Condensate Volumes (MBbld) (1)
United States	335.0	278.3	283.3
Trinidad	0.9	0.8	0.9
Other International (2)	0.8	3.4	0.2
Total	336.7	282.5	284.4
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$50.91	$41.84	$47.55
Trinidad	42.30	33.76	39.51
Other International (2)	57.20	36.72	57.32
Composite	50.91	41.76	47.53
Natural Gas Liquids Volumes (MBbld) (1)
United States	88.4	81.6	76.9
Other International (2)	—	—	0.1
Total	88.4	81.6	77.0
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$22.61	$14.63	$14.50
Other International (2)	—	—	4.61
Composite	22.61	14.63	14.49
Natural Gas Volumes (MMcfd) (1)
United States	765	810	886
Trinidad	313	340	349
Other International (2)	25	25	30
Total	1,103	1,175	1,265
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.20	$1.60	$1.97
Trinidad	2.38	1.88	2.89
Other International (2)	3.89	3.64	5.05
Composite	2.29	1.73	2.30
Crude Oil Equivalent Volumes (MBoed) (4)
United States	551.0	494.9	507.9
Trinidad	53.0	57.5	59.1
Other International (2)	4.9	7.6	5.2
Total	608.9	560.0	572.2

Total MMBoe (4)	222.3	205.0	208.9

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to Consolidated Financial Statements).

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

2017 compared to 2016. Wellhead crude oil and condensate revenues in 2017 increased $1,939 million, or 45%, to $6,256 million from $4,317 million in 2016, due primarily to a higher composite average wellhead crude oil and condensate price ($1,124 million) and an increase in production ($815 million). EOG's composite wellhead crude oil and condensate price for 2017 increased 22% to $50.91 per barrel compared to $41.76 per barrel in 2016. Wellhead crude oil and condensate deliveries in 2017 increased 19% to 337 MBbld as compared to 283 MBbld in 2016. The increased production was primarily due to higher production in the Permian Basin and Rocky Mountain area.

NGL revenues in 2017 increased $292 million, or 67%, to $729 million from $437 million in 2016 primarily due to a higher composite wellhead NGL price ($257 million) and an increase in production ($35 million). EOG's composite average wellhead NGL price increased 55% to $22.61 per barrel in 2017 compared to $14.63 per barrel in 2016. The increased production was primarily due to higher production in the Permian Basin and Rocky Mountain area, partially offset by decreased production in the Fort Worth Barnett Shale, largely resulting from 2016 asset sales in this region.

Wellhead natural gas revenues in 2017 increased $180 million, or 24%, to $922 million from $742 million in 2016, primarily due to a higher composite wellhead natural gas price ($227 million), partially offset by a decrease in wellhead natural gas deliveries ($47 million). EOG's composite average wellhead natural gas price increased 32% to $2.29 per Mcf in 2017 compared to $1.73 per Mcf in 2016. Natural gas deliveries in 2017 decreased 6% to 1,103 MMcfd as compared to 1,175 MMcfd in 2016. The decrease in production was primarily due to decreased production in the United States (45 MMcfd) and Trinidad (27 MMcfd). The decreased production in the United States was due primarily to lower volumes in the Fort Worth Barnett Shale, Upper Gulf Coast and South Texas areas, largely resulting from 2016 asset sales in these regions, partially offset by increased production of associated gas in the Permian Basin and Rocky Mountain area and from the 2016 mergers and related asset purchase transactions with Yates Petroleum Corporation and other affiliated entities (collectively, the Yates Entities). The decrease in Trinidad was primarily attributable to higher contractual deliveries in 2016.

During 2017, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $20 million, which included net cash received from settlements of crude oil and natural gas financial derivative contracts of $7 million. During 2016, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $100 million, which included net cash paid for settlements of crude oil and natural gas financial derivative contracts of $22 million.

Gathering, processing and marketing revenues are revenues generated from sales of third-party crude oil, NGLs and natural gas as well as gathering fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand. Purchases and sales of third-party crude oil and natural gas are utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities. EOG sells sand in order to balance the timing of firm purchase agreements with completion operations and to utilize excess capacity at EOG-owned facilities. Marketing costs represent the costs to purchase third-party crude oil, natural gas and sand and the associated transportation costs as well as costs associated with EOG-owned sand sold to third parties.

Gathering, processing and marketing revenues less marketing costs in 2017 increased $9 million compared to 2016, primarily due to higher margins on natural gas and NGL marketing activities ($16 million), partially offset by lower margins on sand sales ($9 million).

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

Operating and Other Expenses

2017 compared to 2016.  During 2017, operating expenses of $10,282 million were $1,406 million higher than the $8,876 million incurred during 2016.  The following table presents the costs per barrel of oil equivalent (Boe) for the years ended December 31, 2017 and 2016:

	2017	2016

Lease and Well	$4.70	$4.53
Transportation Costs	3.33	3.73
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	14.83	16.77
Other Property, Plant and Equipment	0.51	0.57
General and Administrative (G&A)	1.95	1.93
Net Interest Expense	1.23	1.37
Total (1)	$26.55	$28.90

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for 2017 compared to 2016 are set forth below.  See "Net Operating Revenues and Other" above for a discussion of production volumes.

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

Lease and well expenses of $1,045 million in 2017 increased $118 million from $927 million in 2016 primarily due to higher operating and maintenance costs in the United States ($71 million) and the United Kingdom ($30 million) and higher workover expenditures in the United States ($21 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $740 million in 2017 decreased $24 million from $764 million in 2016 primarily due to divestitures in the Barnett Shale and Upper Gulf Coast ($85 million) and decreased transportation costs in the Eagle Ford ($8 million) and the United Kingdom ($8 million), partially offset by increased transportation costs related to higher production in the Permian Basin ($47 million) and the Rocky Mountain area ($20 million) and from the 2016 transactions with the Yates Entities ($13 million).

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

DD&A expenses in 2017 decreased $144 million to $3,409 million from $3,553 million in 2016.  DD&A expenses associated with oil and gas properties in 2017 were $141 million lower than in 2016 primarily due to lower unit rates in the United States ($449 million) and Trinidad ($19 million) and a decrease in production in the United Kingdom ($16 million) and Trinidad ($11 million), partially offset by an increase in production in the United States ($354 million). Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $434 million in 2017 increased $39 million from $395 million in 2016 primarily due to increased employee-related expenses resulting from expanded operations and from the 2016 transactions with the Yates Entities ($45 million) and increased professional, legal and other services ($30 million), partially offset by 2016 employee related expenses in connection with certain voluntary retirements ($42 million).

Net interest expense of $274 million in 2017 was $8 million lower than 2016 primarily due to repayment of the $600 million aggregate principal amount of 5.875% Senior Notes due 2017 in September 2017 ($11 million), partially offset by a decrease in capitalized interest ($4 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets and certain charges from third-party processors.

Gathering and processing costs increased $26 million to $149 million in 2017 compared to $123 million in 2016 due to increased activities in the Permian Basin ($12 million) and the Rocky Mountain area ($8 million).

Exploration costs of $145 million in 2017 increased $20 million from $125 million in 2016 primarily due to increased geological and geophysical expenditures in Trinidad.

Impairments include amortization of unproved oil and gas property costs as well as impairments of proved oil and gas properties; other property, plant and equipment; and other assets.  Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term.  Unproved properties with individually significant acquisition costs are reviewed individually for impairment. When circumstances indicate that a proved property may be impaired, EOG compares expected undiscounted future cash flows at a DD&A group level to the unamortized capitalized cost of the asset.  If the expected undiscounted future cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is generally calculated by using the Income Approach described in the Fair Value Measurement Topic of the Financial Accounting Standards Board's Accounting Standards Codification (ASC).  In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

The following table represents impairments for the years ended December 31, 2017 and 2016 (in millions):

	2017	2016

Proved properties	$224	$116
Unproved properties	211	291
Other assets	28	—
Other property, plant and equipment	16	14
Inventories	—	61
Firm commitment contracts	—	138
Total	$479	$620

Impairments of proved properties were primarily due to the write-down to fair value of divested legacy natural gas assets in 2017 and 2016. EOG recognized additional impairment charges in 2016 of $61 million related to obsolete inventory and $138 million related to firm commitment contracts related to divested Haynesville natural gas assets.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income in 2017 increased $195 million to $545 million (6.9% of wellhead revenues) from $350 million (6.4% of wellhead revenues) in 2016. The increase in taxes other than income was primarily due to increases in severance/production taxes ($171 million) and in ad valorem property taxes ($18 million), both primarily as a result of increased wellhead revenues in the United States.

Other income, net, was $9 million in 2017 compared to other expense, net, of $51 million in 2016. The increase of $60 million was primarily due to an increase in foreign currency transaction gains in 2017 ($49 million) and interest income ($5 million).

EOG recognized an income tax benefit of $1,921 million in 2017 compared to an income tax benefit of $461 million in 2016, primarily due to the enactment of the TCJA in December 2017. The most significant impact of the TCJA on EOG was the reduction in the statutory income tax rate from 35% to 21%, which required the existing net United States federal deferred income tax liability to be remeasured, resulting in the recognition of an income tax benefit of approximately $2.2 billion.  Due largely to this tax rate reduction, the net effective tax rate for 2017 decreased to (291)% from 30% in the prior year.  See Note 6 to Consolidated Financial Statements for a further description of the income tax changes enacted by TCJA affecting EOG.

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

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for 2016 compared to 2015 are set forth below.  See "Net Operating Revenues and Other" above for a discussion of production volumes.

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

The following table represents impairments for the years ended December 31, 2016 and 2015 (in millions):

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

Capital Resources and Liquidity

Cash Flow

The primary sources of cash for EOG during the three-year period ended December 31, 2017, were funds generated from operations and proceeds from asset sales.  The primary uses of cash were funds used in operations; exploration and development expenditures; other property, plant and equipment expenditures; repayments of debt; dividend payments to stockholders; and purchases of treasury stock in connection with stock compensation plans.

2017 compared to 2016.  Net cash provided by operating activities of $4,265 million in 2017 increased $1,906 million from $2,359 million in 2016 primarily reflecting an increase in wellhead revenues ($2,411 million) and a favorable change in the net cash received from the settlement of financial commodity derivative contracts ($30 million), partially offset by an increase in cash operating expenses ($362 million), an increase in net cash paid for income taxes ($228 million), an increase in net cash paid for interest expense ($23 million) and unfavorable changes in working capital and other assets and liabilities ($10 million).

Net cash used in investing activities of $3,987 million in 2017 increased by $2,734 million from $1,253 million in 2016 primarily due to an increase in additions to oil and gas properties ($1,461 million); a decrease in proceeds from asset sales ($892 million); unfavorable changes in working capital associated with investing activities ($246 million); and an increase in additions to other property, plant and equipment ($80 million).

Net cash used in financing activities of $1,036 million in 2017 included repayments of long-term debt ($600 million), cash dividend payments ($387 million) and purchases of treasury stock in connection with stock compensation plans ($63 million). Cash provided by financing activities in 2017 included proceeds from stock options exercised and employee stock purchase plan activity ($21 million).

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

Total Expenditures

The table below sets out components of total expenditures for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Expenditure Category
Capital
Exploration and Development Drilling	$3,132	$1,957	$3,289
Facilities	575	375	765
Leasehold Acquisitions (1)	427	3,217	134
Property Acquisitions (2)	73	749	481
Capitalized Interest	27	31	42
Subtotal	4,234	6,329	4,711
Exploration Costs	145	125	149
Dry Hole Costs	5	11	15
Exploration and Development Expenditures	4,384	6,465	4,875
Asset Retirement Costs	56	(20)	53
Total Exploration and Development Expenditures	4,440	6,445	4,928
Other Property, Plant and Equipment (3)	173	109	288
Total Expenditures	$4,613	$6,554	$5,216

(1)	Leasehold acquisitions included $256 million in 2017 related to non-cash property exchanges and $3,115 million in 2016 related to the Yates transaction.

(2)	Property acquisitions included $26 million in 2017 related to non-cash property exchanges and $735 million in 2016 related to the Yates transaction.

(3)	Other property, plant and equipment included $17 million in 2016 related to the Yates transaction.

Exploration and development expenditures of $4,384 million for 2017 were $2,081 million lower than the prior year. The decrease was primarily due to decreased leasehold acquisitions ($2,790 million) and decreased property acquisitions ($676 million), partially offset by increased exploration and development drilling expenditures in the United States ($1,052 million), Trinidad ($106 million) and Other International ($17 million); increased facilities expenditures ($200 million); and increased geological and geophysical expenditures ($20 million). The 2017 exploration and development expenditures of $4,384 million included $3,661 million in development drilling and facilities, $623 million in exploration, $73 million in property acquisitions and $27 million in capitalized interest. The 2016 exploration and development expenditures of $6,465 million included $3,351 million in exploration, $2,334 million in development drilling and facilities, $749 million in property acquisitions and $31 million in capitalized interest. The 2015 exploration and development expenditures of $4,875 million included $4,007 million in development drilling and facilities, $481 million in property acquisitions, $345 million in exploration and $42 million in capitalized interest.

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

Derivative Transactions

Commodity Derivative Contracts.  Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts through February 20, 2018. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through February 28, 2018 (closed)	15,000	$1.063
March 1, 2018 through December 31, 2018	15,000	1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

EOG has entered into additional crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts through February 20, 2018. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through February 28, 2018 (closed)	37,000	$3.818
March 1, 2018 through December 31, 2018	37,000	3.818

On March 14, 2017, EOG executed the optional early termination provision granting EOG the right to terminate certain 2017 crude oil price swaps with notional volumes of 30,000 Bbld at a weighted average price of $50.05 per Bbl for the period March 1, 2017 through June 30, 2017. EOG received cash of $4.6 million for the early termination of these contracts, which are included in the table below. Presented below is a comprehensive summary of EOG's crude oil price swap contracts through February 20, 2018, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2017
January 1, 2017 through February 28, 2017 (closed)	35,000	$50.04
March 1, 2017 through June 30, 2017 (closed)	30,000	50.05

2018
January 2018 (closed)	134,000	$60.04
February 1, 2018 through December 31, 2018	134,000	60.04

On March 14, 2017, EOG entered into a crude oil price swap contract for the period March 1, 2017 through June 30, 2017, with notional volumes of 5,000 Bbld at a price of $48.81 per Bbl. This contract offset the remaining 2017 crude oil price swap contract for the same time period with notional volumes of 5,000 Bbld at a price of $50.00 per Bbl. The net cash EOG received for settling these contracts was $0.7 million. The offsetting contracts are excluded from the above table.

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through February 20, 2018, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts through February 20, 2018, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through November 30, 2017 (closed)	213,750	$3.44	171,000	$2.92

2018
March 1, 2018 through November 30, 2018	120,000	$3.38	96,000	$2.94

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts through February 20, 2018, with notional volumes expressed in MMBtud and prices expressed in $/MMbtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMbtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through November 30, 2017 (closed)	80,000	$3.69	$3.20

Financing

EOG's debt-to-total capitalization ratio was 28% at December 31, 2017, compared to 33% at December 31, 2016.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At December 31, 2017 and 2016, respectively, EOG had outstanding $6,390 million and $6,990 million aggregate principal amount of senior notes which had estimated fair values of $6,602 million and $7,190 million, respectively.  The estimated fair value was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to EOG at year-end.  EOG's debt is at fixed interest rates.  While changes in interest rates affect the fair value of EOG's senior notes, such changes do not expose EOG to material fluctuations in earnings or cash flow.

During 2017, EOG funded its capital program primarily by utilizing cash provided by operating activities, proceeds from asset sales and cash provided by borrowings from its commercial paper program.  While EOG maintains a $2.0 billion commercial paper program, the maximum outstanding at any time during 2017 was $803 million, and the amount outstanding at year-end was zero.  There were no amounts outstanding under uncommitted credit facilities during 2017. The average borrowings outstanding under the commercial paper program were $84 million during the year 2017.  EOG considers this excess availability, which is backed by its $2.0 billion senior unsecured revolving credit facility described in Note 2 to Consolidated Financial Statements, to be sufficient to meet its ongoing operating needs.

Contractual Obligations

The following table summarizes EOG's contractual obligations at December 31, 2017, (in thousands):

Contractual Obligations (1)	Total	2018	2019-2020	2021-2022	2023 & Beyond

Current and Long-Term Debt	$6,390,000	$350,000	$1,900,000	$750,000	$3,390,000
Capital Lease	32,220	6,644	14,172	11,404	—
Non-Cancelable Operating Leases	437,597	118,412	118,583	88,039	112,563
Interest Payments on Long-Term Debt and Capital Lease	1,533,624	261,601	382,085	258,139	631,799
Transportation and Storage Service Commitments (2)	3,992,137	883,489	1,403,647	896,607	808,394
Drilling Rig Commitments (3)	245,434	229,372	14,562	1,500	—
Seismic Purchase Obligations	19,596	19,596	—	—	—
Fracturing Services Obligations	688,924	338,825	292,845	34,206	23,048
Other Purchase Obligations	331,620	265,311	39,435	25,968	906
Total Contractual Obligations	$13,671,152	$2,473,250	$4,165,329	$2,065,863	$4,966,710

(1)
This table does not include the liability for unrecognized tax benefits, repatriation tax liability, EOG's pension or postretirement benefit obligations or liability for dismantlement, abandonment and asset retirement obligations (see Notes 6, 7 and 15, respectively, to Consolidated Financial Statements).

(2)
Amounts shown are based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars and British pounds into United States dollars at December 31, 2017.  Management does not believe that any future changes in these rates before the expiration dates of these commitments will have a material adverse effect on the financial condition or results of operations of EOG.

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

Foreign Currency Exchange Rate Risk

During 2017, EOG was exposed to foreign currency exchange rate risk inherent in its operations in foreign countries, including Trinidad, the United Kingdom, China and Canada.  The foreign currency most significant to EOG's operations during 2017 was the British pound.  EOG continues to monitor the foreign currency exchange rates of countries in which it is currently conducting business and may implement measures to protect against foreign currency exchange rate risk.

Outlook

Pricing.  Crude oil and natural gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, NGL and natural gas, the availabilities of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, natural gas, ammonia and methanol prices in the future.  The market price of crude oil and condensate, NGLs and natural gas in 2018 will impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position. As of February 20, 2018, the average 2018 NYMEX crude oil and natural gas prices were $60.75 per barrel and $2.81 per MMBtu, respectively, representing an increase of 19% for crude oil and a decrease of 9% for natural gas from the average NYMEX prices in 2017. See ITEM 1A, Risk Factors.

Including the impact of EOG's 2018 crude oil derivative contracts (exclusive of basis swaps) and based on EOG's tax position, EOG's price sensitivity in 2018 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $82 million for net income and $106 million for cash flows from operating activities.  Including the impact of EOG's 2018 natural gas derivative contracts (exclusive of call options) and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2018 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $22 million for net income and $29 million for cash flows from operating activities.  For information regarding EOG's crude oil and natural gas financial commodity derivative contracts through February 20, 2018, see "Derivative Transactions" above.

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

The total anticipated 2018 capital expenditures of approximately $5.4 billion to $5.8 billion, excluding acquisitions, is structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities primarily from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

Operations. In 2018, both total production and total crude oil production are expected to increase from 2017 levels. In 2018, EOG expects to continue to focus on reducing operating costs through efficiency improvements.

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

Impairments

Oil and gas lease acquisition costs are capitalized when incurred.  Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term.  Unproved properties with individually significant acquisition costs are reviewed individually for impairment. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.  Lease rentals are expensed as incurred.

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

Crude oil and natural gas prices have exhibited significant volatility in the past, and EOG expects that volatility to continue in the future.  During the five years ended December 31, 2017, West Texas Intermediate crude oil spot prices have fluctuated from approximately $26.19 per barrel to $110.62 per barrel, and Henry Hub natural gas spot prices have ranged from approximately $1.49 per MMBtu to $8.15 per MMBtu.  EOG uses the five-year NYMEX futures strip for West Texas Intermediate crude oil and Henry Hub natural gas (in each case as of the applicable balance sheet date) as a basis to estimate future crude oil and natural gas prices. EOG's proved reserves estimates, including the timing of future production, are also subject to significant assumptions and judgment, and are frequently revised (upwards and downwards) as more information becomes available.  Proved reserves are estimated using a trailing 12-month average price, in accordance with SEC rules. In the future, if any combination of crude oil, natural gas prices, actual production or operating costs diverge negatively from EOG's current estimates, impairment charges and downward adjustments to our proved reserves may be necessary.

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

In December 2017, the U.S. enacted the TCJA, which made significant changes to U.S. federal income tax law. Shortly after enactment of the TCJA, the United States Securities and Exchange Commission's (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the TCJA. Under SAB 118, an entity would use a similar approach as the measurement period provided in the Business Combinations Topic of the ASC. An entity will recognize those matters for which the accounting can be completed. For matters that have not been completed, the entity would either (1) recognize provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available or (2) for any specific income tax effects of the TCJA for which a reasonable estimate cannot be determined, continue to apply the Income Taxes Topic of the ASC on the basis of the provisions of the tax laws that were in effect immediately before the TCJA was signed into law. EOG has prepared its consolidated financial statements for the fiscal year ended December 31, 2017 in accordance with the Income Taxes Topic of the ASC as allowed by SAB 118.

Stock-Based Compensation

In accounting for stock-based compensation, judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies. Assumptions regarding expected volatility of EOG's common stock, the level of risk-free interest rates, expected dividend yields on EOG's common stock, the expected term of the awards, expected volatility of the price of shares of EOG's peer companies and other valuation inputs are subject to change. Any such changes could result in different valuations and thus impact the amount of stock-based compensation expense recognized on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 14 through 23 of this Annual Report on Form 10-K and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures. EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2017. EOG's disclosure controls and procedures are designed to provide reasonable assurance that information that is required to be disclosed in the reports EOG files or submits under the Exchange Act is accumulated and communicated to EOG's management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Based on that evaluation, EOG's principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of December 31, 2017.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment and such criteria, EOG's management believes that EOG's internal control over financial reporting was effective as of December 31, 2017. See also "Management's Responsibility for Financial Reporting" appearing on page F-2 of this report, which is incorporated herein by reference.

The report of EOG's independent registered public accounting firm relating to the consolidated financial statements and effectiveness of internal control over financial reporting is set forth on page F-3 of this report.

There were no changes in EOG's internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

ITEM 9B.  Other Information

None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from (i) EOG's Definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than April 30, 2018 and (ii) Item 1 of this report, specifically the information therein set forth under the caption "Executive Officers of the Registrant."

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

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than April 30, 2018. The Compensation Committee Report and related information incorporated by reference herein shall not be deemed "soliciting material" or to be "filed" with the United States Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that EOG specifically incorporates such information by reference into such a filing.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than April 30, 2018.

In February 2014, EOG's Board of Directors (Board) approved a two-for-one stock split in the form of a stock dividend (payable to stockholders of record as of March 17, 2014, and paid on March 31, 2014) and corresponding adjustments to EOG's equity compensation plans. All share amounts set forth below have been restated to reflect the two-for-one stock split and such adjustments.

Equity Compensation Plan Information

Stock Plans Approved by EOG Stockholders.  EOG's stockholders approved the EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) at the 2008 Annual Meeting of Stockholders in May 2008.  At the 2010 Annual Meeting of Stockholders in April 2010 (2010 Annual Meeting), an amendment to the 2008 Plan was approved, pursuant to which the number of shares of common stock available for future grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units, performance stock, performance units and other stock-based awards under the 2008 Plan was increased by an additional 13.8 million shares, to an aggregate maximum of 25.8 million shares plus shares underlying forfeited or canceled grants under the prior stock plans referenced in the 2008 Plan document.  At the 2013 Annual Meeting of Stockholders in May 2013, EOG's stockholders approved the Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Amended and Restated 2008 Plan).  As more fully discussed in the Amended and Restated 2008 Plan document, the Amended and Restated 2008 Plan, among other things, authorizes an additional 31.0 million shares of EOG common stock for grant under the plan and extends the expiration date of the plan to May 2023.  Under the Amended and Restated 2008 Plan, grants may be made to employees and non-employee members of EOG's Board.

Also at the 2010 Annual Meeting, an amendment to the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP) was approved to increase the shares available for grant by 2.0 million shares.  The ESPP was originally approved by EOG's stockholders in 2001, and would have expired on July 1, 2011.  The amendment also extended the term of the ESPP to December 31, 2019, unless terminated earlier by its terms or by EOG. At its 2018 Annual Meeting of Stockholders, EOG will propose, for stockholder approval, an amendment and restatement of the Employee Stock Purchase Plan (ESPP) to (among other changes) increase the number of shares available for issuance under the ESPP and further extend the term of the ESPP.

Stock Plans Not Approved by EOG Stockholders.  In December 2008, the Board approved the amendment and continuation of the 1996 Deferral Plan as the "EOG Resources, Inc. 409A Deferred Compensation Plan" (Deferral Plan).  Under the Deferral Plan (as subsequently amended), payment of up to 50% of base salary and 100% of annual cash bonus, director's fees, vestings of restricted stock units granted to non-employee directors (and dividends credited thereon) under the 2008 Plan and 401(k) refunds (as defined in the Deferral Plan) may be deferred into a phantom stock account. In the phantom stock account, deferrals are treated as if shares of EOG common stock were purchased at the closing stock price on the date of deferral.  Dividends are credited quarterly and treated as if reinvested in EOG common stock.  Payment of the phantom stock account is made in actual shares of EOG common stock in accordance with the Deferral Plan and the individual's deferral election.  A total of 540,000 shares of EOG common stock have been authorized by the Board and registered for issuance under the Deferral Plan.  As of December 31, 2017, 314,935 phantom shares had been issued. The Deferral Plan is currently EOG's only stock plan that has not been approved by EOG's stockholders.

   The following table sets forth data for EOG's equity compensation plans aggregated by the various plans approved by EOG's stockholders and those plans not approved by EOG's stockholders, in each case as of December 31, 2017.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by EOG Stockholders	10,612,087	(2)	$83.89	17,440,825	(3)
Equity Compensation Plans Not Approved by EOG Stockholders	263,403	(4)	N/A	225,065	(5)
Total	10,875,490		$83.89	17,665,890

(1)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock option and SAR grants and does not reflect shares that will be issued upon the vesting of outstanding restricted stock unit and performance unit grants, or Deferral Plan phantom shares, all of which have no exercise price.

(2)
Amount includes 1,007,167 outstanding restricted stock units, for which shares of EOG common stock will be issued, on a one-for-one basis, upon the vesting of such grants. Amount also includes 502,331 outstanding performance units and assumes, for purposes of this table, (i) the application of a 100% performance multiple upon the completion of each of the remaining performance periods in respect of such performance unit grants and (ii) accordingly, the issuance, on a one-for-one basis, of an aggregate 502,331 shares of EOG common stock upon the vesting of such grants. As more fully discussed in Note 7 to Consolidated Financial Statements, upon the application of the relevant performance multiple at the completion of each of the remaining performance periods in respect of such grants, (A) a minimum of 148,444 and a maximum of 856,218 performance units could be outstanding and (B) accordingly, a minimum of 148,444 and a maximum of 856,218 shares of EOG common stock could be issued upon the vesting of such grants.

(3)
Consists of (i) 17,264,788 shares remaining available for issuance under the Amended and Restated 2008 Plan and (ii) 176,037 shares remaining available for purchase under the ESPP.  Pursuant to the fungible share design of the Amended and Restated 2008 Plan, each share issued as a SAR or stock option under the Amended and Restated 2008 Plan counts as 1.0 share against the aggregate plan share limit, and each share issued as a "full value award" (i.e., as restricted stock, restricted stock units, performance stock or performance units) counts as 2.45 shares against the aggregate plan share limit.  Thus, from the 17,264,788 shares remaining available for issuance under the Amended and Restated 2008 Plan, (i) the maximum number of shares we could issue as SAR and stock option awards is 17,264,788 (i.e., if all shares remaining available for issuance under the Amended and Restated 2008 Plan are issued as SAR and stock option awards) and (ii) the maximum number of shares we could issue as full value awards is 7,046,852 (i.e., if all shares remaining available for issuance under the Amended and Restated 2008 Plan are issued as full value awards).

(4)
Consists of shares of EOG common stock to be issued in accordance with the Deferral Plan and participant deferral elections (i.e., in respect of the 263,403 phantom shares issued and outstanding under the Deferral Plan as of December 31, 2017).

(5)	Represents phantom shares that remain available for issuance under the Deferral Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than April 30, 2018.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders to be filed not later than April 30, 2018.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedule

See "Index to Financial Statements" set forth on page F-1.

(a)(3), (b)      Exhibits

See pages E-1 through E-6 for a listing of the exhibits.

ITEM 16. Form 10-K Summary

None.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2017.  In making this assessment, EOG used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities.  Based on this assessment and those criteria, management believes that EOG maintained effective internal control over financial reporting as of December 31, 2017.

Deloitte & Touche LLP, independent registered public accounting firm, was engaged to audit the consolidated financial statements of EOG and audit EOG's internal control over financial reporting and issue a report thereon.  In the conduct of the audits, Deloitte & Touche LLP was given unrestricted access to all financial records and related data, including all minutes of meetings of stockholders, the Board of Directors and committees of the Board of Directors.  Management believes that all representations made to Deloitte & Touche LLP during the audits were valid and appropriate.  Their audits were made in accordance with the standards of the Public Company Accounting Oversight Board (United States). Their report appears on page F-3.

WILLIAM R. THOMAS	TIMOTHY K. DRIGGERS
Chairman of the Board and	Executive Vice President and Chief
Chief Executive Officer	Financial Officer

Houston, Texas
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EOG Resources, Inc.
Houston, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of EOG Resources, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2018
We have served as the Company's auditor since 2002.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)

Year Ended December 31	2017	2016	2015
Net Operating Revenues and Other
Crude Oil and Condensate	$6,256,396	$4,317,341	$4,934,562
Natural Gas Liquids	729,561	437,250	407,658
Natural Gas	921,934	742,152	1,061,038
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	19,828	(99,608)	61,924
Gathering, Processing and Marketing	3,298,087	1,966,259	2,253,135
Gains (Losses) on Asset Dispositions, Net	(99,096)	205,835	(8,798)
Other, Net	81,610	81,403	47,909
Total	11,208,320	7,650,632	8,757,428
Operating Expenses
Lease and Well	1,044,847	927,452	1,182,282
Transportation Costs	740,352	764,106	849,319
Gathering and Processing Costs	148,775	122,901	146,156
Exploration Costs	145,342	124,953	149,494
Dry Hole Costs	4,609	10,657	14,746
Impairments	479,240	620,267	6,613,546
Marketing Costs	3,330,237	2,007,635	2,385,982
Depreciation, Depletion and Amortization	3,409,387	3,553,417	3,313,644
General and Administrative	434,467	394,815	366,594
Taxes Other Than Income	544,662	349,710	421,744
Total	10,281,918	8,875,913	15,443,507
Operating Income (Loss)	926,402	(1,225,281)	(6,686,079)
Other Income (Expense), Net	9,152	(50,543)	1,916
Income (Loss) Before Interest Expense and Income Taxes	935,554	(1,275,824)	(6,684,163)
Interest Expense
Incurred	301,801	313,341	279,234
Capitalized	(27,429)	(31,660)	(41,841)
Net Interest Expense	274,372	281,681	237,393
Income (Loss) Before Income Taxes	661,182	(1,557,505)	(6,921,556)
Income Tax Benefit	(1,921,397)	(460,819)	(2,397,041)
Net Income (Loss)	$2,582,579	$(1,096,686)	$(4,524,515)
Net Income (Loss) Per Share
Basic	$4.49	$(1.98)	$(8.29)
Diluted	$4.46	$(1.98)	$(8.29)
Dividends Declared per Common Share	$0.670	$0.670	$0.670
Average Number of Common Shares
Basic	574,620	553,384	545,697
Diluted	578,693	553,384	545,697
Comprehensive Income (Loss)
Net Income (Loss)	$2,582,579	$(1,096,686)	$(4,524,515)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	2,799	12,097	(11,517)
Other, Net of Tax	(3,086)	2,231	1,235
Other Comprehensive Income (Loss)	(287)	14,328	(10,282)
Comprehensive Income (Loss)	$2,582,292	$(1,082,358)	$(4,534,797)

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

At December 31	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$834,228	$1,599,895
Accounts Receivable, Net	1,597,494	1,216,320
Inventories	483,865	350,017
Assets from Price Risk Management Activities	7,699	—
Income Taxes Receivable	113,357	12,305
Other	242,465	206,679
Total	3,279,108	3,385,216
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	52,555,741	49,592,091
Other Property, Plant and Equipment	3,960,759	4,008,564
Total Property, Plant and Equipment	56,516,500	53,600,655
Less: Accumulated Depreciation, Depletion and Amortization	(30,851,463)	(27,893,577)
Total Property, Plant and Equipment, Net	25,665,037	25,707,078
Deferred Income Taxes	17,506	16,140
Other Assets	871,427	190,767
Total Assets	$29,833,078	$29,299,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,847,131	$1,511,826
Accrued Taxes Payable	148,874	118,411
Dividends Payable	96,410	96,120
Liabilities from Price Risk Management Activities	50,429	61,817
Current Portion of Long-Term Debt	356,235	6,579
Other	226,463	232,538
Total	2,725,542	2,027,291
Long-Term Debt	6,030,836	6,979,779
Other Liabilities	1,275,213	1,282,142
Deferred Income Taxes	3,518,214	5,028,408
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares and 640,000,000 Shares Authorized at December 31, 2017 and 2016, respectively, and 578,827,768 Shares and 576,950,272 Shares Issued at December 31, 2017 and 2016, respectively	205,788	205,770
Additional Paid in Capital	5,536,547	5,420,385
Accumulated Other Comprehensive Loss	(19,297)	(19,010)
Retained Earnings	10,593,533	8,398,118
Common Stock Held in Treasury, 350,961 Shares and 250,155 Shares at December 31, 2017 and 2016, respectively	(33,298)	(23,682)
Total Stockholders' Equity	16,283,273	13,981,581
Total Liabilities and Stockholders' Equity	$29,833,078	$29,299,201

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2014	$205,492	$2,837,150	$(23,056)	$14,763,098	$(70,102)	$17,712,582
Net Loss	—	—	—	(4,524,515)	—	(4,524,515)
Common Stock Issued Under Stock Plans	5	15,366	—	—	—	15,371
Common Stock Dividends Declared, $0.67 Per Share	—	—	—	(367,767)	—	(367,767)
Other Comprehensive Loss	—	—	(10,282)	—	—	(10,282)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(41,342)	—	—	(129)	(41,471)
Excess Tax Benefit from Stock-Based Compensation	—	26,058	—	—	—	26,058
Restricted Stock and Restricted Stock Units, Net	5	(44,339)	—	—	44,334	—
Stock-Based Compensation Expenses	—	130,577	—	—	—	130,577
Treasury Stock Issued as Compensation	—	(9)	—	—	2,491	2,482
Balance at December 31, 2015	205,502	2,923,461	(33,338)	9,870,816	(23,406)	12,943,035
Net Loss	—	—	—	(1,096,686)	—	(1,096,686)
Common Stock Issued for the Yates Transaction	252	2,397,635	—	—	—	2,397,887
Common Stock Issued Under Stock Plans	9	16,388	—	—	—	16,397
Common Stock Dividends Declared, $0.67 Per Share	—	—	—	(376,012)	—	(376,012)
Other Comprehensive Loss	—	—	14,328	—	—	14,328
Change in Treasury Stock - Stock Compensation Plans, Net	—	(27,018)	—	—	(48,208)	(75,226)
Excess Tax Benefit from Stock-Based Compensation	—	29,357	—	—	—	29,357
Restricted Stock and Restricted Stock Units, Net	7	(47,509)	—	—	47,502	—
Stock-Based Compensation Expenses	—	128,090	—	—	—	128,090
Treasury Stock Issued as Compensation	—	(19)	—	—	430	411
Balance at December 31, 2016	205,770	5,420,385	(19,010)	8,398,118	(23,682)	13,981,581
Net Income	—	—	—	2,582,579		2,582,579
Common Stock Issued Under Stock Plans	7	7,082	—	—	—	7,089
Common Stock Dividends Declared, $0.67 Per Share	—	—	—	(387,164)	—	(387,164)
Other Comprehensive Loss	—	—	(287)	—	—	(287)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(27,348)	—	—	(9,395)	(36,743)
Restricted Stock and Restricted Stock Units, Net	11	2,552	—	—	(2,563)	—
Stock-Based Compensation Expenses	—	133,849	—	—	—	133,849
Treasury Stock Issued as Compensation	—	27	—	—	2,342	2,369
Balance at December 31, 2017	$205,788	$5,536,547	$(19,297)	$10,593,533	$(33,298)	$16,283,273

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Year Ended December 31	2017	2016	2015
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$2,582,579	$(1,096,686)	$(4,524,515)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,409,387	3,553,417	3,313,644
Impairments	479,240	620,267	6,613,546
Stock-Based Compensation Expenses	133,849	128,090	130,577
Deferred Income Taxes	(1,473,872)	(515,206)	(2,482,307)
(Gains) Losses on Asset Dispositions, Net	99,096	(205,835)	8,798
Other, Net	6,546	61,690	11,896
Dry Hole Costs	4,609	10,657	14,746
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(19,828)	99,608	(61,924)
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	7,438	(22,219)	730,114
Excess Tax Benefits from Stock-Based Compensation	—	(29,357)	(26,058)
Other, Net	1,204	10,971	12,532
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(392,131)	(232,799)	641,412
Inventories	(174,548)	170,694	58,450
Accounts Payable	324,192	(74,048)	(1,409,197)
Accrued Taxes Payable	(63,937)	92,782	11,798
Other Assets	(658,609)	(40,636)	118,143
Other Liabilities	(89,871)	(16,225)	(66,257)
Changes in Components of Working Capital Associated with Investing and Financing Activities	89,992	(156,102)	499,767
Net Cash Provided by Operating Activities	4,265,336	2,359,063	3,595,165
Investing Cash Flows
Additions to Oil and Gas Properties	(3,950,918)	(2,489,756)	(4,725,150)
Additions to Other Property, Plant and Equipment	(173,324)	(93,039)	(288,013)
Proceeds from Sales of Assets	226,768	1,119,215	192,807
Net Cash Received from Yates Transaction	—	54,534	—
Changes in Components of Working Capital Associated with Investing Activities	(89,935)	156,102	(499,900)
Net Cash Used in Investing Activities	(3,987,409)	(1,252,944)	(5,320,256)
Financing Cash Flows
Net Commercial Paper (Repayments) Borrowings	—	(259,718)	259,718
Long-Term Debt Borrowings	—	991,097	990,225
Long-Term Debt Repayments	(600,000)	(563,829)	(500,000)
Dividends Paid	(386,531)	(372,845)	(367,005)
Excess Tax Benefits from Stock-Based Compensation	—	29,357	26,058
Treasury Stock Purchased	(63,408)	(82,125)	(48,791)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	20,840	23,296	22,690
Debt Issuance Costs	—	(1,602)	(5,951)
Repayment of Capital Lease Obligation	(6,555)	(6,353)	(6,156)
Other, Net	(57)	—	133
Net Cash (Used in) Provided by Financing Activities	(1,035,711)	(242,722)	370,921
Effect of Exchange Rate Changes on Cash	(7,883)	17,992	(14,537)
Increase (Decrease) in Cash and Cash Equivalents	(765,667)	881,389	(1,368,707)
Cash and Cash Equivalents at Beginning of Year	1,599,895	718,506	2,087,213
Cash and Cash Equivalents at End of Year	$834,228	$1,599,895	$718,506

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

Oil and gas lease acquisition costs are capitalized when incurred. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term.  Unproved properties with individually significant acquisition costs are reviewed individually for impairment. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.  Lease rentals are expensed as incurred.

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

Inventories, consisting primarily of tubular goods, materials for completion operations and well equipment held for use in the exploration for, and development and production of, crude oil and natural gas reserves, are carried at the lower of cost and net realizable value with adjustments made, as appropriate, to recognize any reductions in value.

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

Capitalized Interest Costs.  Interest costs have been capitalized as a part of the historical cost of unproved oil and gas properties.  The amount capitalized is an allocation of the interest cost incurred during the reporting period.  Capitalized interest is computed only during the exploration and development phases and ceases once production begins.  The interest rate used for capitalization purposes is based on the interest rates on EOG's outstanding borrowings. The capitalization of interest is excluded on significant acquisitions of unproved oil and gas properties financed through non-interest-bearing instruments, such as the issuance of shares of Common Stock, or through non-cash property exchanges.

Accounting for Risk Management Activities.  Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three-year period ended December 31, 2017, EOG elected not to designate any of its financial commodity derivative instruments as accounting hedges and, accordingly, changes in the fair value of these outstanding derivative instruments are recognized as gains or losses in the period of change.  The gains or losses are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).  The related cash flow impact of settled contracts is reflected as cash flows from operating activities.  EOG employs net presentation of derivative assets and liabilities for financial reporting purposes when such assets and liabilities are with the same counterparty and subject to a master netting arrangement.  See Note 12.

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

In December 2017, the United States (U.S.) enacted the Tax Cuts and Jobs Act (TCJA), which made significant changes to U.S. federal income tax law. Shortly after enactment of the TCJA, the United States Securities and Exchange Commission's (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the TCJA. Under SAB 118, an entity would use a similar approach as the measurement period provided in the Business Combinations Topic of the ASC. An entity will recognize those matters for which the accounting can be completed. For matters that have not been completed, the entity would either (1) recognize provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available or (2) for any specific income tax effects of the TCJA for which a reasonable estimate cannot be determined, continue to apply the Income Taxes Topic of the ASC on the basis of the provisions of the tax laws that were in effect immediately before the TCJA was signed into law. EOG has prepared its consolidated financial statements for the fiscal year ended December 31, 2017 in accordance with the Income Taxes Topic of the ASC as allowed by SAB 118. See Note 6.

Foreign Currency Translation.  The United States dollar is the functional currency for all of EOG's consolidated subsidiaries except for its Canadian subsidiaries, for which the functional currency is the Canadian dollar, and its United Kingdom subsidiary, for which the functional currency is the British pound.  For subsidiaries whose functional currency is deemed to be other than the United States dollar, asset and liability accounts are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates prevailing during the year.  Translation adjustments are included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets.  Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income (loss) in the current period. See Note 4.

Net Income (Loss) Per Share.  Basic net income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities. See Note 9.

Stock-Based Compensation. EOG measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. See Note 7.

Recently Issued Accounting Standards. In February 2017, the FASB issued Accounting Standards Update (ASU) 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" (ASU 2017-05). ASU 2017-05 clarifies the scope and application of ASC 610-20 to the sale or transfer of nonfinancial assets and, in substance, nonfinancial assets to noncustomers, including partial sales. ASU 2017-05 is effective for interim and annual periods beginning after December 15, 2017. EOG will adopt ASU 2017-05 in connection with the adoption of "Revenue From Contracts With Customers" (ASU 2014-09) effective January 1, 2018.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business" (ASU 2017-01), which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition. The new standard may result in more transactions being accounted for as acquisitions (and dispositions) of assets rather than businesses. EOG will adopt ASU 2017-01 on a prospective basis effective January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15).  ASU 2016-15 reduces existing diversity in practice by providing guidance on the classification of eight specific cash receipts and cash payments transactions in the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  EOG will adopt ASU 2016-15 on a retrospective basis on January 1, 2018. There will be no impact to the presentation of comparable periods upon adoption.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right-of-use asset and a related lease liability representing the obligation to make lease payments, for virtually all lease transactions. Additional disclosures about an entity's lease transactions will also be required. ASU 2016-02 defines a lease as "a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration." ASU 2016-02 is effective for interim and annual periods beginning after December 31, 2018 and early application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. EOG is continuing its assessment of ASU 2016-02 and has further developed its project plan, evaluated certain operational and corporate processes and selected certain contracts for additional review.

In May 2014, the FASB issued ASU 2014-09, which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017.  The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach.  In May 2016, the FASB issued ASU 2016-11, which rescinds certain SEC guidance in the related ASC, including guidance related to the use of the "entitlements" method of revenue recognition used by EOG. EOG will adopt ASU 2014-09 utilizing the modified retrospective approach effective January 1, 2018. Upon adoption of ASU 2014-09, EOG expects to prospectively present natural gas processing fees for certain processing and marketing agreements as Gathering and Processing Costs, instead of a deduction to Revenues within its Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). EOG does not expect a material impact to operating income, net income or cash flows upon changes to the presentation of natural gas processing fees. Also, EOG does not expect a material impact to the financial statements upon elimination of the entitlements method and other adoption requirements. Upon adoption, EOG will also include additional disclosures as required by ASU 2014-09.

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

Effective January 1, 2017, EOG adopted the provisions of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which amends certain aspects of accounting for share-based payment arrangements. ASU 2016-09 revises or provides alternative accounting for the tax impacts of share-based payment arrangements, forfeitures and minimum statutory tax withholdings and prescribes certain disclosures to be made in the period the new standard is adopted. There was no impact to retained earnings with respect to excess tax benefits. EOG began recognizing income tax associated with excess tax benefits and tax deficiencies as discrete benefits and expenses, respectively, in the income tax provision. Net excess tax benefits recognized within income tax provision was $32 million for the year ended December 31, 2017. The treatment of forfeitures did not change as EOG elected to continue the current process of estimating the number of forfeitures. As such, this had no cumulative effect on retained earnings. EOG elected to present changes to the statements of cash flows on a prospective transition method.

2.  Long-Term Debt

Long-Term Debt at December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016

5.875% Senior Notes due 2017	$—	$600,000
6.875% Senior Notes due 2018	350,000	350,000
5.625% Senior Notes due 2019	900,000	900,000
4.40% Senior Notes due 2020	500,000	500,000
2.45% Senior Notes due 2020	500,000	500,000
4.100% Senior Notes due 2021	750,000	750,000
2.625% Senior Notes due 2023	1,250,000	1,250,000
3.15% Senior Notes due 2025	500,000	500,000
4.15% Senior Notes due 2026	750,000	750,000
6.65% Senior Notes due 2028	140,000	140,000
3.90% Senior Notes due 2035	500,000	500,000
5.10% Senior Notes due 2036	250,000	250,000
Long-Term Debt	6,390,000	6,990,000
Capital Lease Obligation	32,155	38,710
Less: Current Portion of Long-Term Debt	356,235	6,579
Unamortized Debt Discount	30,564	36,915
Debt Issuance Costs	4,520	5,437
Total Long-Term Debt	$6,030,836	$6,979,779

At December 31, 2017, the aggregate annual maturities of long-term debt (excluding capital lease obligations) were $350 million in 2018, $900 million in 2019, $1 billion in 2020, $750 million in 2021 and zero in 2022.  At December 31, 2017 and 2016, EOG had no outstanding short-term borrowings under the commercial paper program and no outstanding borrowings under uncommitted credit facilities.

During 2017 and 2016, EOG utilized commercial paper bearing market interest rates, for various corporate financing purposes. EOG had no outstanding commercial paper borrowings at December 31, 2017. The average borrowings outstanding under the commercial paper program were $84 million and $130 million during the years ended December 31, 2017 and 2016, respectively. The weighted average interest rates for commercial paper borrowings were 1.44% and 0.76% for the years 2017 and 2016, respectively.

On September 15, 2017, EOG repaid upon maturity the $600 million aggregate principal amount of its 5.875% Senior Notes due 2017.

On February 1, 2016, EOG repaid upon maturity the $400 million aggregate principal amount of its 2.500% Senior Notes due 2016.

On January 14, 2016, EOG closed its sale of $750 million aggregate principal amount of its 4.15% Senior Notes due 2026 and $250 million aggregate principal amount of its 5.10% Senior Notes due 2036 (collectively, the Notes). Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2016. Net proceeds from the Notes offering totaled approximately $991 million and were used to repay EOG's 2.500% Senior Notes due 2016 and for general corporate purposes, including repayment of outstanding commercial paper borrowings and funding of future capital expenditures.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a debt-to-total capitalization ratio of no greater than 65%. At December 31, 2017, EOG was in compliance with this financial covenant. At December 31, 2017, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement, would have been 2.56% and 4.50%, respectively.

3.  Stockholders' Equity

Common Stock.  In September 2001, EOG's Board of Directors (Board) authorized the purchase of an aggregate maximum of 10 million shares of Common Stock that superseded all previous authorizations.  At December 31, 2017, 6,386,200 shares remained available for purchase under this authorization.  EOG last purchased shares of its Common Stock under this authorization in March 2003.  In addition, shares of Common Stock are from time to time withheld by, or returned to, EOG in satisfaction of tax withholding obligations arising upon the exercise of employee stock options or stock-settled stock appreciation rights (SARs), the vesting of restricted stock, restricted stock unit, performance stock or performance unit grants or in payment of the exercise price of employee stock options.  Such shares withheld or returned do not count against the Board authorization discussed above.  Shares purchased, withheld and returned are held in treasury for, among other purposes, fulfilling any obligations arising under EOG's stock-based compensation plans and any other approved transactions or activities for which such shares of Common Stock may be required.

On February 15, 2017, the Board approved an amendment to EOG's Restated Certificate of Incorporation to increase the number of EOG's authorized shares of common stock from 640 million to 1,280 million. EOG's stockholders approved the increase at the Annual Meeting of Stockholders on April 27, 2017, and the amendment was filed with the Delaware Secretary of State on April 28, 2017.

On October 4, 2016, EOG issued approximately 25 million shares of EOG common stock in connection with the Yates transaction. See Note 17.

EOG declared and paid quarterly cash dividends of $0.1675 per share in 2017, 2016 and 2015. On February 27, 2018, EOG's Board increased the quarterly cash dividend on the common stock by 10% from the current $0.1675 per share to $0.1850 per share, effective beginning with the dividend to be paid on April 30, 2018, to stockholders of record as of April 16, 2018.

The following summarizes Common Stock activity for each of the years ended December 31, 2015, 2016 and 2017 (in thousands):

	Common Shares
	Issued	Treasury	Outstanding

Balance at December 31, 2014	549,028	(733)	548,295
Common Stock Issued Under Stock-Based Compensation Plans	1,019	—	1,019
Treasury Stock Purchased (1)	—	(581)	(581)
Common Stock Issued Under Employee Stock Purchase Plan	104	121	225
Treasury Stock Issued Under Stock-Based Compensation Plans	—	901	901
Balance at December 31, 2015	550,151	(292)	549,859
Common Stock Issued	25,204	—	25,204
Common Stock Issued Under Stock-Based Compensation Plans	1,500	—	1,500
Treasury Stock Purchased (1)	—	(922)	(922)
Common Stock Issued Under Employee Stock Purchase Plan	95	117	212
Treasury Stock Issued Under Stock-Based Compensation Plans	—	847	847
Balance at December 31, 2016	576,950	(250)	576,700
Common Stock Issued Under Stock-Based Compensation Plans	1,878	—	1,878
Treasury Stock Purchased (1)	—	(686)	(686)
Common Stock Issued Under Employee Stock Purchase Plan	—	180	180
Treasury Stock Issued Under Stock-Based Compensation Plans	—	405	405
Balance at December 31, 2017	578,828	(351)	578,477

(1)
Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or SARs or the vesting of restricted stock, restricted stock unit, performance stock or performance unit grants or (ii) in payment of the exercise price of employee stock options.

Preferred Stock.  EOG currently has one authorized series of preferred stock.  As of December 31, 2017, there were no shares of preferred stock outstanding.

4.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the Consolidated Statements of Stockholders' Equity. The components of Accumulated Other Comprehensive Income (Loss) at December 31, 2017 and 2016 consisted of the following (in thousands):

	Foreign Currency Translation Adjustment	Other	Total

December 31, 2015	$(31,538)	$(1,800)	$(33,338)
Other comprehensive loss before reclassifications	12,097	2,901	14,998
Tax effects	—	(670)	(670)
Other comprehensive income (loss)	12,097	2,231	14,328
December 31, 2016	(19,441)	431	(19,010)
Other comprehensive income before reclassifications	2,799	(3,728)	(929)
Tax effects	—	642	642
Other comprehensive income	2,799	(3,086)	(287)
December 31, 2017	$(16,642)	$(2,655)	$(19,297)

No significant amount was reclassified out of Accumulated Other Comprehensive Income (Loss) during the year ended December 31, 2017.

5.  Other Income (Expense), Net

Other income, net for 2017 included net foreign currency transaction gains ($8 million), interest income ($8 million) and equity income from investments in ammonia plants in Trinidad ($3 million), partially offset by an upward adjustment to deferred compensation expense ($(6) million). Other expense, net for 2016 included net foreign currency transaction losses ($(41) million) and an upward adjustment to deferred compensation expense ($(11) million), partially offset by equity income from investments in ammonia plants in Trinidad ($4 million). Other income, net, for 2015 included equity income from investments in ammonia plants in Trinidad ($9 million), a downward adjustment to deferred compensation expense ($6 million), interest income ($3 million) and net foreign currency transaction losses ($(17) million).

6.  Income Taxes

As previously discussed, the U.S. enacted the TCJA in December 2017. Under the Income Taxes Topic of the ASC, the effects of new legislation are recognized upon enactment. Accordingly, recognition of the tax effects of the TCJA is required in the consolidated financial statements for the fiscal year ended December 31, 2017. Shortly after enactment of the TCJA, the SEC staff issued SAB 118 addressing the application of U.S. GAAP in situations when the registrant does not have the necessary information available or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA. Under SAB 118, an entity would use a similar approach as the measurement period provided in the Business Combinations Topic of the ASC. An entity will recognize those matters for which the accounting can be completed. For matters that have not been completed, the entity would either (1) recognize provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available or (2) for any specific income tax effects of the TCJA for which a reasonable estimate cannot be determined, continue to apply the Income Taxes Topic of the ASC on the basis of the provisions of the tax laws that were in effect immediately before the TCJA was signed into law. EOG has prepared its consolidated financial statements for the fiscal year ended December 31, 2017 in accordance with the Income Taxes Topic of the ASC as allowed by SAB 118.

EOG has not completed the determination of the accounting impact of the TCJA on its tax accruals, but believes that it has made reasonable estimates of the effects of the TCJA with the information currently available. Following is a description of each of the principal changes enacted by the TCJA affecting EOG, the impact of such change on EOG's results of operations, cash flows and consolidated financial statements, and, to the extent that the amount is provisional, an explanation of the reasons the initial accounting is incomplete.

The TCJA reduces the corporate income tax rate from 35% to 21% effective January 1, 2018. As provided in the Income Taxes Topic of the ASC, EOG remeasured its U.S. deferred tax assets and liabilities to reflect the effects of the tax rate change. EOG recorded a provisional reduction in the 2017 income tax provision in the amount of approximately $2.2 billion, most of which related to the decrease in the tax rate. However, this amount may change based on further analysis of tax elections available to EOG, as well as any additional clarification provided by the Internal Revenue Service (IRS).

In addition, the TCJA repeals the corporate alternative minimum tax (AMT) for tax years beginning January 1, 2018, and provides that existing AMT credit carryovers from 2017 and prior years can be applied against regular tax liabilities beginning in 2018. To the extent that AMT credit carryovers are not used to offset regular tax liabilities, these credits are refundable over four years beginning in 2018. EOG estimates that its AMT credits being carried over to 2018 will total approximately $798 million (inclusive of the expected IRS settlement discussed below). The exact amount of the AMT credit carryover cannot be currently determined, however, due to a federal budgetary provision known as "sequestration," in which a portion of certain refunds are permanently withheld by the government. The sequestration rate, currently at 6.6%, is revised each year, and EOG cannot precisely estimate the rate that might be applicable during the next four years. In addition, the AMT credits may be applied against future regular tax liabilities, which would reduce the amount of AMT credit refunds, as well as the corresponding amount of the sequestration charge. In 2017, EOG recorded an accrual in the amount of $42 million related to the possible sequestration of refundable tax credits.

The TCJA further provides for a tax on the deemed repatriation of accumulated foreign earnings for the year ended December 31, 2017. The deemed repatriation tax is based on the amount of post-1986 earnings and profits of EOG's foreign subsidiaries and the amount of foreign cash and cash equivalents. At the election of the taxpayer, the deemed repatriation tax liability can be paid over eight years beginning with 2017 on an interest-free basis. EOG expects that it will pay its estimated deemed repatriation tax of approximately $179 million under this election. EOG cannot finalize the amount of the repatriation tax due to the possible impact of certain tax elections that require further analysis, the completion of its foreign earnings and profits study, and further clarification provided by the IRS.

Also, the TCJA makes fundamental changes to the taxation of multinational companies, including a shift beginning in 2018 to a so-called territorial system of taxation that features a participation exemption regime. EOG believes that under this new system it will not incur any significant amount of U.S. federal income taxes with respect to its foreign operating earnings. Prior to this change being enacted, EOG had accrued U.S. federal deferred income taxes in the amount of $260 million related to its accumulated foreign earnings. Due to this tax law change, EOG reversed this accrual in 2017, resulting in a provisional reduction in its 2017 federal tax provision of approximately $43 million, net of the earnings impact of the repatriation tax described above. However, although future foreign dividends should be exempt from U.S. federal income taxes, EOG must still account for the tax consequences of outside basis differences in its investments in non-U.S. subsidiaries. While EOG believes that no U.S. federal deferred income tax liabilities should be recorded for such outside basis differences, future IRS pronouncements may require that EOG make certain adjustments to the tax basis of its non-U.S. subsidiaries, resulting in EOG having to record additional U.S. federal deferred income tax liabilities.

The TCJA also provides for 100% bonus depreciation on tangible personal property acquired and placed in service after September 27, 2017, and before December 31, 2023. It also provides for a phase down of bonus depreciation for the years 2023 through 2026. The impact of this provision will depend on EOG's future domestic capital spending, which cannot be precisely determined at this time, but it is expected to have a favorable effect on EOG's cash tax position prospectively.

In addition, the TCJA includes certain limitations on the federal tax deductibility of interest expense, net operating losses and executive compensation. Although EOG does not currently believe that these changes will have a significant impact on EOG's tax provision in the foreseeable future, additional analysis is required.

The IRS has recently issued several pronouncements addressing certain aspects of the TCJA and EOG expects that the IRS will continue providing clarifying guidance, some of which could have a significant impact on EOG's reported amounts.

The principal components of EOG's net deferred income tax liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	2017 (1)	2016 (1) (2)
Noncurrent Deferred Income Tax Assets (Liabilities)
Foreign Oil and Gas Exploration and Development Costs Deducted for Tax Under Book Depreciation, Depletion and Amortization	$(40,851)	$(39,852)
Foreign Net Operating Loss	423,258	352,150
Foreign Valuation Allowances	(365,379)	(296,596)
Foreign Other	478	438
Total Net Noncurrent Deferred Income Tax Assets	$17,506	$16,140
Noncurrent Deferred Income Tax (Assets) Liabilities
Oil and Gas Exploration and Development Costs Deducted for Tax Over Book Depreciation, Depletion and Amortization	$3,894,739	$5,899,533
Commodity Hedging Contracts	(12,008)	(22,206)
Deferred Compensation Plans	(35,832)	(43,984)
Accrued Expenses and Liabilities	12,094	(13,754)
Net Operating Loss - Federal	(69,262)	—
Non-Producing Leasehold Costs	(47,981)	(64,898)
Seismic Costs Capitalized for Tax	(109,423)	(161,920)
Equity Awards	(92,696)	(139,787)
Capitalized Interest	51,345	86,504
Alternative Minimum Tax Credit Carryforward (3)	(77,114)	(757,631)
Undistributed Foreign Earnings (4)	19,684	280,099
Other	(15,332)	(33,548)
Total Net Noncurrent Deferred Income Tax Liabilities	$3,518,214	$5,028,408
Total Net Deferred Income Tax Liabilities	$3,500,708	$5,012,268

(1)	United States federal deferred tax assets and liabilities tax effected at 21% and 35% for 2017 and 2016, respectively.

(2)	As described in Note 1, ASU 2015-17 eliminated the requirement to separate deferred tax assets and liabilities into current and noncurrent amounts.

(3)
Pursuant to the TCJA, $721 million of federal AMT credit carryforwards are expected to be refundable over four years and are presented as noncurrent tax receivables in Other Assets on the Consolidated Balance Sheet at December 31, 2017.

(4)
Undistributed foreign earnings have been deemed repatriated in 2017 in accordance with the TCJA. A portion of the associated federal taxes are now reflected as a noncurrent tax payable as a result of the eight year installment election.

    The components of Income (Loss) Before Income Taxes for the years indicated below were as follows (in thousands):

	2017	2016	2015

United States	$621,610	$(1,520,573)	$(6,840,119)
Foreign	39,572	(36,932)	(81,437)
Total	$661,182	$(1,557,505)	$(6,921,556)

The principal components of EOG's Income Tax Benefit for the years indicated below were as follows (in thousands):

	2017	2016	2015
Current:
Federal	$33,058	$11,567	$21,719
State	(2,502)	(8,369)	9,404
Foreign	35,323	51,189	54,143
Total	65,879	54,387	85,266
Deferred:
Federal	(1,504,288)	(532,979)	(2,362,926)
State	26,942	4,876	(127,444)
Foreign	3,474	12,897	8,063
Total	(1,473,872)	(515,206)	(2,482,307)
Other Non-Current:
Federal (1)	(513,404)	—	—
Income Tax Benefit	$(1,921,397)	$(460,819)	$(2,397,041)

(1)
As described previously, under the TCJA, a deemed repatriation tax is to be paid over eight years beginning with respect to taxable year 2017. In addition, EOG expects to receive refunds of AMT credits over a four-year period beginning with respect to taxable year 2018. Other Non-Current includes the portion of these two items that relates to years after 2017.

The differences between taxes computed at the U.S. federal statutory tax rate and EOG's effective rate were as follows:

	2017	2016	2015

Statutory Federal Income Tax Rate	35.00%	35.00%	35.00%
State Income Tax, Net of Federal Benefit	3.38	0.15	1.11
Income Tax Provision Related to Foreign Operations	(0.30)	(1.23)	(1.31)
Income Tax Provision Related to Trinidad Operations	—	(3.71)	—
Income Tax Provision Related to United Kingdom Operations	1.78	—	—
Income Tax Provision Related to Canadian Operations	2.30	—	—
TCJA (1)	(328.10)	—	—
Share-Based Compensation (2)	(4.63)	—	—
Other	(0.03)	(0.62)	(0.17)
Effective Income Tax Rate	(290.60)%	29.59%	34.63%

(1)	Includes impact of federal tax rate reduction ((327.8)%), federal repatriation tax ((6.6)%), sequestration (6.4%) and other tax reform impacts ((0.1)%).

(2)	As described in Note 1, ASU 2016-09, adopted by EOG in 2017, provides that share-based compensation tax benefits and deficiencies are recognized in the income tax provision.

The effective tax rate of (291)% in 2017 was lower than the prior year rate of 30% primarily as a result of the remeasurement of the net U.S. deferred income tax liability at 21% due to the enactment of the TCJA previously discussed.

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

The principal components of EOG's rollforward of valuation allowances for deferred income tax assets were as follows (in thousands):

	2017	2016	2015

Beginning Balance	$383,221	$506,127	$463,018
Increase (1)	67,333	37,221	146,602
Decrease (2)	(13,687)	(12,667)	(4,315)
Other (3)	29,554	(147,460)	(99,178)
Ending Balance	$466,421	$383,221	$506,127

(1)	Increase in valuation allowance related to the generation of tax NOLs and other deferred tax assets.

(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

(3)	Represents dispositions/revisions/foreign exchange rate variances and the effect of statutory income tax rate changes.

As of December 31, 2017, EOG had state income tax NOLs being carried forward of approximately $1.7 billion, which, if unused, expire between 2018 and 2036. During 2017, EOG's United Kingdom subsidiary incurred a tax NOL of approximately $72 million which, along with prior years' NOLs of $857 million, will be carried forward indefinitely. EOG also has United States federal and Canadian NOLs of $335 million and $158 million, respectively, with varying carryforward periods. EOG's remaining AMT credits total $798 million, resulting from AMT paid with respect to prior years and an increase of $41 million in 2017. As described above, these NOLs and credits, as well as other less significant future income tax benefits, have been evaluated for the likelihood of utilization, and valuation allowances have been established for the portion of these deferred income tax assets that do not meet the "more likely than not" threshold.

As further described above, significant changes were made by the TCJA to the corporate AMT that are favorable to EOG, including the refunding of AMT credit carryovers. Due to these legislative changes, EOG intends to settle certain uncertain tax positions related to AMT credits for taxable years 2011 through 2015, resulting in a decrease of uncertain tax positions of $40 million. The amount of unrecognized tax benefits at December 31, 2017, was $39 million, resulting from the tax treatment of its research and experimental expenditures related to certain innovations in its horizontal drilling and completion projects, which is not expected to have an earnings impact. EOG records interest and penalties related to unrecognized tax benefits to its income tax provision.  EOG does not anticipate that the amount of the unrecognized tax benefits will increase during the next twelve months.  EOG and its subsidiaries file income tax returns and are subject to tax audits in the United States and various state, local and foreign jurisdictions. EOG's earliest open tax years in its principal jurisdictions are as follows: United States federal (2011), Canada (2014), United Kingdom (2016), Trinidad (2011) and China (2008).

EOG's foreign subsidiaries' undistributed earnings are no longer considered to be permanently reinvested outside the U.S. and, accordingly, EOG has cumulatively recorded $20 million of foreign and state deferred income taxes as of December 31, 2017.

7.  Employee Benefit Plans

Stock-Based Compensation

During 2017, EOG maintained various stock-based compensation plans as discussed below.  EOG recognizes compensation expense on grants of stock options, SARs, restricted stock and restricted stock units, performance units and grants made under the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP).  Stock-based compensation expense is calculated based upon the grant date estimated fair value of the awards, net of forfeitures, based upon EOG's historical employee turnover rate.  Compensation expense is amortized over the shorter of the vesting period or the period from date of grant until the date the employee becomes eligible to retire without company approval.

Stock-based compensation expense is included on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job functions of the employees receiving the grants.  Compensation expense related to EOG's stock-based compensation plans for the years ended December 31, 2017, 2016 and 2015 was as follows (in millions):

	2017	2016	2015

Lease and Well	$41	$38	$44
Gathering and Processing Costs	1	1	1
Exploration Costs	23	21	26
General and Administrative	69	68	60
Total	$134	$128	$131

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
"Cliff" vesting approximately 41 months from the date of grant - specifically, on the February 28th immediately following the Committee’s certifications contemplated by the form of award agreement governing grants of performance units

At December 31, 2017, approximately 17.3 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

During 2017, 2016 and 2015, EOG issued shares in connection with stock option/SAR exercises, restricted stock and performance stock grants, restricted stock unit and performance unit releases and ESPP purchases.  Effective January 1, 2017, with the adoption of ASU 2016-09, EOG began recognizing income tax associated with excess tax benefits and tax deficiencies as discrete benefits and expenses, respectively, in the income tax provision. Net excess tax benefits recognized within the income tax provision was $32 million for the twelve months ended December 31, 2017. Prior to the adoption of ASU 2016-09, EOG recognized, as an adjustment to Additional Paid in Capital, federal income tax benefits of $29 million and $26 million for 2016 and 2015, respectively, related to the exercise of stock options/SARs and the release of restricted stock, restricted stock units, performance stock and performance units.

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

The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of ESPP grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $56 million, $57 million and $56 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Stock Options/SARs			ESPP
	2017	2016	2015	2017	2016	2015

Weighted Average Fair Value of Grants	$23.95	$25.78	$21.88	$22.20	$19.21	$21.21
Expected Volatility	28.28%	31.54%	38.03%	27.12%	36.55%	32.08%
Risk-Free Interest Rate	1.52%	0.78%	0.83%	0.88%	0.44%	0.12%
Dividend Yield	0.75%	0.76%	0.85%	0.71%	0.82%	0.73%
Expected Life	5.1 years	5.4 years	5.3 years	0.5 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's Common Stock.  The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant.  The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth the stock option and SAR transactions for the years ended December 31, 2017, 2016 and 2015 (stock options and SARs in thousands):

	2017		2016		2015
	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price

Outstanding at January 1	9,850	$75.53	10,744	$67.98	10,493	$64.96
Granted	2,274	96.27	1,855	94.82	2,037	69.99
Exercised (1)	(2,574)	61.12	(2,376)	54.56	(1,518)	47.64
Forfeited	(447)	93.84	(373)	87.38	(268)	80.31
Outstanding at December 31	9,103	83.89	9,850	75.53	10,744	67.98
Stock Options/SARs Exercisable at December 31	4,510	75.76	5,613	66.48	5,993	57.96

(1)
The total intrinsic value of stock options/SARs exercised during the years 2017, 2016 and 2015 was $95 million, $84 million and $60 million, respectively.  The intrinsic value is based upon the difference between the market price of the Common Stock on the date of exercise and the grant price of the stock options/SARs.

At December 31, 2017, there were 8.7 million stock options/SARs vested or expected to vest with a weighted average grant price of $83.56 per share, an intrinsic value of $213 million and a weighted average remaining contractual life of 4.3 years.

The following table summarizes certain information for the stock options and SARs outstanding and exercisable at December 31, 2017 (stock options and SARs in thousands):

Stock Options/SARs Outstanding					Stock Options/SARs Exercisable
Range of Grant Prices	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value(1)	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value (1)

$ 34.00 to $ 59.99	1,472	1	$49.63		1,472	1	$49.63
60.00 to 84.99	2,392	4	75.67		1,623	3	78.51
85.00 to 95.99	1,684	6	94.82		421	5	94.73
96.00 to 99.99	2,239	7	96.32		21	3	98.06
100.00 to 116.99	1,316	4	102.03		973	3	102.03
	9,103	4	83.89	$218,696	4,510	3	75.76	$145,024

(1)	Based upon the difference between the closing market price of the Common Stock on the last trading day of the year and the grant price of in-the-money stock options and SARs.

At December 31, 2017, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $98 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.4 years.

At December 31, 2017, approximately 176,000 shares of Common Stock remained available for issuance under the ESPP.  At its 2018 Annual Meeting of Stockholders, EOG will propose, for stockholder approval, an amendment and restatement of the ESPP to (among other changes) increase the number of shares available for issuance under the ESPP. The following table summarizes ESPP activities for the years ended December 31, 2017, 2016 and 2015 (in thousands, except number of participants):

	2017	2016	2015

Approximate Number of Participants	1,870	1,746	1,963
Shares Purchased	180	212	225
Aggregate Purchase Price	$13,997	$13,787	$15,045

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Upon vesting of restricted stock, shares of Common Stock are released to the employee.  Upon vesting, restricted stock units are converted into shares of Common Stock and released to the employee.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $68 million, $60 million and $69 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the restricted stock and restricted stock unit transactions for the years ended December 31, 2017, 2016 and 2015 (shares and units in thousands):

	2017		2016		2015
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	3,962	$79.63	4,908	$70.35	5,394	$64.39
Granted	1,095	97.34	853	88.01	1,044	77.94
Released (1)	(929)	61.51	(1,465)	53.95	(1,331)	51.52
Forfeited	(223)	85.45	(334)	77.29	(199)	74.56
Outstanding at December 31 (2)	3,905	88.57	3,962	79.63	4,908	70.35

(1)
The total intrinsic value of restricted stock and restricted stock units released during the years ended December 31, 2017, 2016 and 2015 was $91 million, $124 million and $109 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at December 31, 2017, 2016 and 2015 was approximately $421 million, $401 million and $347 million, respectively.

At December 31, 2017, unrecognized compensation expense related to restricted stock and restricted stock units totaled $173 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 2.4 years.

Performance Units and Performance Stock.  EOG has granted performance units and/or performance stock (Performance Awards) to its executive officers annually since 2012. As more fully discussed in the grant agreements, the performance metric applicable to these performance-based grants is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. The fair value of the Performance Awards is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Award grants totaled $10 million, $11 million and $5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

      Weighted average fair values and valuation assumptions used to value Performance Awards during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015

Weighted Average Fair Value of Grants	$113.81	$119.10	$80.64
Expected Volatility	32.19%	32.48%	29.35%
Risk-Free Interest Rate	1.60%	1.15%	1.07%

Expected volatility is based on the term-matched historical volatility over the simulated term, which is calculated as the time between the grant date and the end of the Performance Period. The risk-free interest rate is based on a 3.27 year term-matched zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date.

The following table sets forth the Performance Awards transactions for the years ended December 31, 2017, 2016 and 2015:

	2017			2016		2015
	Number of Units and Shares		Weighted Average Price per Grant Date	Number of Units and Shares	Weighted Average Price per Grant Date	Number of Units and Shares	Weighted Average Price per Grant Date

Outstanding at January 1	545,290		$80.92	405,000	$74.93	333,195	$76.11
Granted	78,527		96.29	131,750	100.95	71,805	69.43
Granted for Performance Multiple (1)	118,834		84.43	142,556	56.21	—	—
Released (2)	(240,320)		66.69	(134,016)	56.21	—	—
Forfeited	—		—	—	—	—	—
Outstanding at December 31 (3)	502,331	(4)	90.96	545,290	80.92	405,000	74.93

(1)
Upon completion of the Performance Period for the Performance Awards granted in 2013 and 2012, a performance multiple of 200% was applied to each of the grants resulting in additional grants of Performance Awards in February 2017 and 2016.

(2)	The total intrinsic value of Performance Awards released during the years ended December 31, 2017, 2016 and 2015 was approximately $24 million, $10 million and $0, respectively.

(3)	The total intrinsic value of Performance Awards outstanding at December 31, 2017, 2016 and 2015 was approximately $54 million, $55 million and $29 million, respectively.

(4)
Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 148,444 and a maximum of 856,218 Performance Awards could be outstanding. The intrinsic value is based upon the closing price of EOG's common stock on the date Performance Awards are released.

At December 31, 2017, unrecognized compensation expense related to Performance Awards totaled $8.3 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

Upon completion of the performance period for the Performance Awards granted in 2014, a performance multiple of 200% was applied to the 2014 grants resulting in an additional grant of 71,805 Performance Awards in February 2018.

Pension Plans.  EOG has a defined contribution pension plan in place for most of its employees in the United States.  EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions.  EOG's total costs recognized for the plan were $37 million, $34 million and $36 million for 2017, 2016 and 2015, respectively.

In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan.  EOG's United Kingdom subsidiary maintains a pension plan which includes a non-contributory defined contribution pension plan and a matched defined contribution savings plan.  These pension plans are available to most employees of the Trinidadian and United Kingdom subsidiaries.  EOG's combined contributions to these plans were $1 million, $1 million and $1 million for 2017, 2016 and 2015, respectively.

For the Trinidadian defined benefit pension plan, the benefit obligation, fair value of plan assets and accrued benefit cost totaled $10 million, $8 million and $0.2 million, respectively, at December 31, 2017, and $8 million, $7 million and $0.3 million, respectively, at December 31, 2016. In connection with the divestiture of substantially all of its Canadian assets in the fourth quarter of 2014, EOG has terminated the Canadian non-contributory defined benefit pension plan.

Postretirement Health Care.  EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

8.  Commitments and Contingencies

Letters of Credit and Guarantees.  At December 31, 2017 and 2016, respectively, EOG had standby letters of credit and guarantees outstanding totaling approximately $174 million and $226 million, primarily representing guarantees of payment or performance obligations on behalf of subsidiaries. As of February 20, 2018, EOG had received no demands for payment under these guarantees.

Minimum Commitments.  At December 31, 2017, total minimum commitments from long-term non-cancelable operating leases, drilling rig commitments, seismic purchase obligations, fracturing services obligations, other purchase obligations and transportation and storage service commitments, based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars and British pounds into United States dollars at December 31, 2017, were as follows (in thousands):

Total Minimum Commitments

2018	$1,855,005
2019	1,068,994
2020	800,078
2021	567,840
2022	478,480
2023 and beyond	944,911
$5,715,308

Included in the table above are leases for buildings, facilities and equipment with varying expiration dates through 2042.  Rental expenses associated with existing leases amounted to $200 million, $204 million, and $229 million for 2017, 2016 and 2015, respectively.

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

9.  Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	2017	2016	2015
Numerator for Basic and Diluted Earnings per Share -
Net Income (Loss)	$2,582,579	$(1,096,686)	$(4,524,515)
Denominator for Basic Earnings per Share -
Weighted Average Shares	574,620	553,384	545,697
Potential Dilutive Common Shares -
Stock Options/SARs	1,466	—	—
Restricted Stock/Units and Performance Units/Stock	2,607	—	—
Denominator for Diluted Earnings per Share -
Adjusted Diluted Weighted Average Shares	578,693	553,384	545,697
Net Income (Loss) Per Share
Basic	$4.49	$(1.98)	$(8.29)
Diluted	$4.46	$(1.98)	$(8.29)

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units and stock that were anti-dilutive.  Shares underlying the excluded stock options and SARs totaled 2.6 million, 10.3 million and 10.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2016, 4.5 million shares of restricted stock and restricted stock units and performance units and performance stock were excluded.

10.  Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Interest, Net of Capitalized Interest	$275,305	$252,030	$222,088
Income Taxes, Net of Refunds Received	$188,946	$(39,293)	$41,108

EOG's accrued capital expenditures at December 31, 2017, 2016 and 2015 were $475 million, $388 million and $416 million, respectively.

Non-cash investing activities for the year ended December 31, 2017 included non-cash additions of $282 million to EOG's oil and gas properties as a result of property exchanges.

Non-cash investing activities for the year ended December 31, 2016 included $3,834 million in non-cash additions to EOG's oil and gas properties related to the Yates transaction (see Note 17).

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

Financial information by reportable segment is presented below as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	United States	Trinidad	Other International (1)	Total
2017
Crude Oil and Condensate	$6,225,711	$13,572	$17,113	$6,256,396
Natural Gas Liquids	729,545	—	16	729,561
Natural Gas	615,512	271,101	35,321	921,934
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	19,828	—	—	19,828
Gathering, Processing and Marketing	3,298,098	(11)	—	3,298,087
Gains (Losses) on Asset Dispositions, Net	(98,233)	(8)	(855)	(99,096)
Other, Net	81,610	59	(59)	81,610
Net Operating Revenues and Other (2)	10,872,071	284,713	51,536	11,208,320
Depreciation, Depletion and Amortization	3,269,196	115,321	24,870	3,409,387
Operating Income (Loss)	933,571	101,010	(108,179)	926,402
Interest Income	3,223	2,201	2,289	7,713
Other Income (Expense)	(9,659)	3,337	7,761	1,439
Net Interest Expense	303,941	—	(29,569)	274,372
Income (Loss) Before Income Taxes	623,194	106,548	(68,560)	661,182
Income Tax Provision (Benefit)	(1,964,343)	38,798	4,148	(1,921,397)
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	4,067,359	145,937	14,932	4,228,228
Total Property, Plant and Equipment, Net	25,125,427	313,357	226,253	25,665,037
Total Assets	28,312,599	974,477	546,002	29,833,078

	United States	Trinidad	Other International (1)	Total
2016
Crude Oil and Condensate	$4,265,036	$9,600	$42,705	$4,317,341
Natural Gas Liquids	437,238	—	12	437,250
Natural Gas	475,715	234,108	32,329	742,152
Losses on Mark-to-Market Commodity Derivative Contracts	(99,608)	—	—	(99,608)
Gathering, Processing and Marketing	1,967,390	(1,131)	—	1,966,259
Gains (Losses) on Asset Dispositions, Net	196,043	(145)	9,937	205,835
Other, Net	81,386	(8)	25	81,403
Net Operating Revenues and Other (3)	7,323,200	242,424	85,008	7,650,632
Depreciation, Depletion and Amortization	3,365,390	145,591	42,436	3,553,417
Operating Income (Loss)	(1,192,338)	46,473	(79,416)	(1,225,281)
Interest Income	358	932	1,329	2,619
Other Income (Expense)	(15,703)	2,667	(40,126)	(53,162)
Net Interest Expense	298,125	—	(16,444)	281,681
Income (Loss) Before Income Taxes	(1,505,808)	50,072	(101,769)	(1,557,505)
Income Tax Provision (Benefit)	(516,180)	64,281	(8,920)	(460,819)
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	6,223,228	75,407	30,734	6,329,369
Total Property, Plant and Equipment, Net	25,221,517	274,850	210,711	25,707,078
Total Assets (4)	27,746,851	889,253	663,097	29,299,201
2015
Crude Oil and Condensate	$4,917,731	$13,122	$3,709	$4,934,562
Natural Gas Liquids	407,570	—	88	407,658
Natural Gas	637,452	368,639	54,947	1,061,038
Gains on Mark-to-Market Commodity Derivative Contracts	61,924	—	—	61,924
Gathering, Processing and Marketing	2,254,477	(1,342)	—	2,253,135
Gains (Losses) on Asset Dispositions, Net	(12,176)	393	2,985	(8,798)
Other, Net	47,464	(3)	448	47,909
Net Operating Revenues and Other (5)	8,314,442	380,809	62,177	8,757,428
Depreciation, Depletion and Amortization	3,139,863	154,853	18,928	3,313,644
Operating Income (Loss)	(6,566,282)	175,658	(295,455)	(6,686,079)
Interest Income	1,913	389	1,167	3,469
Other Income (Expense)	6,461	8,780	(16,794)	(1,553)
Net Interest Expense	274,606	1,400	(38,613)	237,393
Income (Loss) Before Income Taxes	(6,832,514)	183,427	(272,469)	(6,921,556)
Income Tax Provision (Benefit)	(2,463,213)	63,502	2,670	(2,397,041)
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	4,495,730	102,358	112,316	4,710,404
Total Property, Plant and Equipment, Net	23,593,995	350,766	265,960	24,210,721
Total Assets (6)	25,211,572	886,826	736,510	26,834,908

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(2)
EOG had sales activity with two significant purchasers in 2017, one totaling $1.5 billion and the other totaling $1.3 billion of consolidated Net Operating Revenues and Other in the United States segment.

(3)
EOG had sales activity with three significant purchasers in 2016, one totaling $1.2 billion, one totaling $1.1 billion and one totaling $1.0 billion of consolidated Net Operating Revenues and Other in the United States segment.

(4)	EOG made a reclassification of $160 million from deferred tax liabilities to deferred tax assets for the year ended December 31, 2016, for the United States segment and in total.

(5)
EOG had sales activity with two significant purchasers in 2015, one totaling $1.7 billion and the other totaling $1.4 billion of consolidated Net Operating Revenues and Other in the United States segment.

(6)	EOG made a reclassification of $136 million from deferred tax liabilities to deferred tax assets for the year ended December 31, 2015, for the United States segment and in total.

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

During 2017, 2016 and 2015, EOG elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounted for these financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).  The related cash flow impact is reflected in Cash Flows from Operating Activities.  During 2017, 2016 and 2015, EOG recognized net gains (losses) on the mark-to-market of financial commodity derivative contracts of $20 million, $(100) million and $62 million, respectively, which included cash received from (payments for) settlements of crude oil and natural gas derivative contracts of $7 million, $(22) million and $730 million, respectively.

Commodity Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts for the year ended December 31, 2017. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 2018 (closed)	15,000	$1.063
February 1, 2018 through December 31, 2018	15,000	1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

EOG has entered into additional crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts for the year ended December 31, 2017. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 2018 (closed)	37,000	$3.818
February 1, 2018 through December 31, 2018	37,000	3.818

On March 14, 2017, EOG executed the optional early termination provision granting EOG the right to terminate certain 2017 crude oil price swaps with notional volumes of 30,000 Bbld at a weighted average price of $50.05 per Bbl for the period March 1, 2017 through June 30, 2017. EOG received cash of $4.6 million for the early termination of these contracts, which are included in the table below. Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the year ended December 31, 2017, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2017
January 1, 2017 through February 28, 2017 (closed)	35,000	$50.04
March 1, 2017 through June 30, 2017 (closed)	30,000	50.05

2018
January 1, 2018 through December 31, 2018	37,000	$56.48

On March 14, 2017, EOG entered into a crude oil price swap contract for the period March 1, 2017 through June 30, 2017, with notional volumes of 5,000 Bbld at a price of $48.81 per Bbl. This contract offset the remaining 2017 crude oil price swap contract for the same time period with notional volumes of 5,000 Bbld at a price of $50.00 per Bbl. The net cash EOG received for settling these contracts was $0.7 million. The offsetting contracts are excluded from the above table.

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the year ended December 31, 2017, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts for the year ended December 31, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2017
March 1, 2017 through November 30, 2017 (closed)	213,750	$3.44	171,000	$2.92

2018
March 1, 2018 through November 30, 2018	120,000	$3.38	96,000	$2.94

EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts for the year ended December 31, 2017, with notional volumes expressed in MMBtud and prices expressed in $/MMbtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMbtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2017
March 1, 2017 through November 30, 2017 (closed)	80,000	$3.69	$3.20

The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at December 31, 2017 and 2016, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at December 31,
Description	Location on Balance Sheet	2017	2016
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$8	$—
Noncurrent portion	Other Assets	—	1
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$50	$62
Noncurrent portion	Other Liabilities	7	—

(1)	The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $55 million, partially offset by gross assets of $5 million, at December 31, 2017.

Credit Risk.  Notional contract amounts are used to express the magnitude of a financial derivative.  The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 13).  EOG evaluates its exposure to significant counterparties on an ongoing basis, including those arising from physical and financial transactions.  In some instances, EOG renegotiates payment terms and/or requires collateral, parent guarantees or letters of credit to minimize credit risk.  At December 31, 2017, EOG's net accounts receivable balance related to United States, Canada and United Kingdom hydrocarbon sales included two receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from two petroleum refinery companies.  The related amounts were collected during early 2018.  At December 31, 2016, EOG's net accounts receivable balance related to United States, Canada and United Kingdom hydrocarbon sales included three receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from two petroleum refinery companies and one multinational oil and gas company.  The related amounts were collected during early 2017. In 2017 and 2016, all natural gas from EOG's Trinidad operations was sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary; all crude oil and condensate from EOG's Trinidad operations was sold to the Petroleum Company of Trinidad and Tobago Limited; and all natural gas from EOG's China operations was sold to Petrochina Company Limited.

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDA to be settled immediately.  See Note 13 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2017 and 2016.  EOG had no collateral posted and held no collateral at December 31, 2017 and 2016.

Substantially all of EOG's accounts receivable at December 31, 2017 and 2016 resulted from hydrocarbon sales and/or joint interest billings to third-party companies, including foreign state-owned entities in the oil and gas industry.  This concentration of customers and joint interest owners may impact EOG's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions.  In determining whether or not to require collateral or other credit enhancements from a customer or joint interest owner, EOG typically analyzes the entity's net worth, cash flows, earnings and credit ratings.  Receivables are generally not collateralized.  During the three-year period ended December 31, 2017, credit losses incurred on receivables by EOG have been immaterial.

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

The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at December 31, 2017 and 2016. Amounts shown in millions.

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2017
Financial Assets: (1)
Natural Gas Swaps	$—	$2	$—	$2
Natural Gas Options/Collars	—	6	—	6
Financial Liabilities: (2)
Crude Oil Swaps	$—	$38	$—	$38
Crude Oil Basis Swaps	—	19	—	19
At December 31, 2016
Financial Assets: (1)
Natural Gas Options/Collars	$—	$1	$—	$1
Financial Liabilities: (2)
Crude Oil Swaps	$—	$36	$—	$36
Natural Gas Swaps	—	4	—	4
Natural Gas Options/Collars	—	22	—	22

(1)	$8 million is included in "Assets from Price Risk Management Activities" at December 31, 2017, and $1 million is included in "Other Assets" at December 31, 2016, on the Consolidated Balance Sheets.

(2)
$50 million and $62 million is included in "Current Liabilities - Liabilities from Price Risk Management Activities" at December 31, 2017 and 2016, respectively, and $7 million is included in "Other Liabilities" at December 31, 2017, on the Consolidated Balance Sheets.

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

During 2017, proved oil and gas properties; other property, plant and equipment; and other assets with a carrying amount of $640 million were written down to their fair value of $372 million, resulting in pretax impairment charges of $268 million. Included in the $268 million pretax impairment charges are $217 million of impairments of proved oil and gas properties and other property, plant and equipment for which EOG utilized an accepted offer from a third-party purchaser as the basis for determining fair value. In addition, EOG recorded pretax impairment charges in 2017 of $28 million for a commodity price-related write-down of other assets. During 2016, proved oil and gas properties; other property, plant and equipment; and other assets with a carrying amount of $778 million were written down to their fair value of $587 million, resulting in pretax impairment charges of $191 million. Included in the $191 million pretax impairment charges were $61 million of impairments of obsolete inventory. In addition, EOG recorded pretax impairment charges in 2016 of $138 million for firm commitment contracts related to divested Haynesville natural gas assets. Significant Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. In certain instances, EOG utilized accepted offers from third-party purchasers as the basis for determining fair value.

Fair Value of Debt.  At December 31, 2017 and 2016, respectively, EOG had outstanding $6,390 million and $6,990 million aggregate principal amount of senior notes, which had estimated fair values of approximately $6,602 million and $7,190 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at year-end.

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

During 2017, proved oil and gas properties with a carrying amount of $370 million were written down to their fair value of $146 million, resulting in pretax impairment charges of $224 million. During 2016, proved oil and gas properties with a carrying amount of $643 million were written down to their fair value of $527 million, resulting in pretax impairment charges of $116 million. Impairments in 2017, 2016 and 2015 included domestic legacy natural gas assets. Amortization and impairments of unproved oil and gas property costs, including amortization of capitalized interest, were $211 million, $291 million and $288 million during 2017, 2016 and 2015, respectively.

15.  Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016

Carrying Amount at Beginning of Period	$912,926	$811,554
Liabilities Incurred (1)	54,764	212,739
Liabilities Settled (2)	(61,871)	(94,800)
Accretion	34,708	32,306
Revisions	(9,818)	(38,286)
Foreign Currency Translations	16,139	(10,587)
Carrying Amount at End of Period	$946,848	$912,926

Current Portion	$19,259	$18,516
Noncurrent Portion	$927,589	$894,410

(1)	Includes $164 million in 2016 related to Yates transaction (see Note 17).

(2)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

16.  Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the years ended December 31, 2017, 2016 and 2015 are presented below (in thousands):

	2017	2016	2015

Balance at January 1	$—	$8,955	$17,253
Additions Pending the Determination of Proved Reserves	27,487	6,688	24,640
Reclassifications to Proved Properties	(20,802)	(5,274)	(26,659)
Costs Charged to Expense (1)	(4,518)	(10,369)	(6,279)
Balance at December 31	$2,167	$—	$8,955

(1)	Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

At December 31, 2017, 2016 and 2015, all exploratory well costs had been capitalized for periods of less than one year.

17.  Acquisitions and Divestitures

During 2017, EOG recognized a net loss on asset dispositions of $(99) million and received proceeds of approximately $227 million primarily from sales of producing properties, other assets and acreage in Texas and Oklahoma. Additionally, in the fourth quarter of 2017, EOG signed a purchase and sale agreement and an exchange agreement for the sale and exchange, respectively, of primarily producing properties in the Rocky Mountain area. At December 31, 2017, the book value of the assets classified as held for sale and the related asset retirement obligations were $188 million and $41 million, respectively.

During 2017, EOG completed acquisitions of approximately $73 million to acquire producing properties in various areas in the United States.

During 2016, EOG recognized a net gain on asset dispositions of $206 million and received proceeds of approximately $1,119 million primarily from sales of producing properties and acreage in Texas, Louisiana, the Rocky Mountain area and Oklahoma. Additionally, during the third quarter of 2016, EOG completed the sale of all its Argentina assets.

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

Yates Entities. On October 4, 2016, EOG completed its previously announced mergers and related asset purchase transactions with Yates Petroleum Corporation (YPC), Abo Petroleum Corporation (ABO), MYCO Industries, Inc. (MYCO) and certain affiliated entities (collectively with YPC, ABO and MYCO, the Yates Entities). Pursuant to these transactions, EOG issued to the shareholders of YPC, ABO and MYCO and to certain of the sellers under the related asset purchase transactions an aggregate of approximately 25 million shares of EOG common stock and paid to certain of the sellers under the asset purchase transactions an aggregate of approximately $16 million in cash for total consideration transferred of approximately $2.4 billion. In addition, under the terms of the transactions, EOG assumed and repaid approximately $164 million of debt owed by the Yates Entities, which was offset by approximately $70 million of cash of the Yates Entities.

The assets of the Yates Entities include producing wells in addition to acreage in the Delaware Basin Core, the Powder River Basin, the Permian Basin Northwest Shelf and other Western basins.

In connection with these mergers and related asset purchase transactions, EOG incurred acquisition-related costs in 2016 of approximately $5 million, all of which were expensed and recorded as General and Administrative on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

In 2017, EOG finalized its purchase price allocation in respect of the transactions with the Yates Entities, which resulted in net decreases of $35 million in Oil and Gas Properties and $32 million in Deferred Income Taxes, along with other immaterial changes.

The following table represents the final allocation of the total purchase price of the Yates Entities (in thousands).

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

Oil and Gas Reserves.  Users of this information should be aware that the process of estimating quantities of "proved," "proved developed" and "proved undeveloped" crude oil, natural gas liquids (NGLs) and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity; evolving production history; crude oil and condensate, NGL and natural gas prices; and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.  For related discussion, see ITEM 1A, Risk Factors.

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe.  Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded.  EOG has formulated development plans for all drilling locations associated with its PUDs at December 31, 2017.  Under these plans, each PUD location will be drilled within five years from the date it was recorded.  Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of optimal completion techniques is a key factor in determining if prospective locations are reasonably certain of being economically producible.  EOG's technical staff estimates the recovery improvement that might be achieved when completing horizontal wells with multi-stage fracture stimulation.  In the early stages of development of a play, EOG determines the optimal length of the horizontal lateral and multi-stage fracture stimulation using the aforementioned analysis techniques along with pilot drilling programs and gathering of microseismic data.

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

Estimates of proved reserves at December 31, 2017, 2016 and 2015 were based on studies performed by the engineering staff of EOG.  The Engineering and Acquisitions Department is directly responsible for EOG's reserve evaluation process and consists of 13 professionals, all of whom hold, at a minimum, bachelor's degrees in engineering, and four of whom are Registered Professional Engineers.  The Vice President, Engineering and Acquisitions is the manager of this department and is the primary technical person responsible for this process.  The Vice President, Engineering and Acquisitions holds a Bachelor of Science degree in Petroleum Engineering, has 31 years of experience in reserve evaluations and is a Registered Professional Engineer.

EOG's reserves estimation process is a collaborative effort coordinated by the Engineering and Acquisitions Department in compliance with EOG's internal controls for such process.  Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including crude oil, NGL and natural gas prices, production costs, transportation costs, future capital expenditures and EOG's net ownership percentages, are obtained from other departments within EOG.  EOG's Internal Audit Department conducts testing with respect to such non-technical inputs.  Additionally, EOG engages DeGolyer and MacNaughton (D&M), independent petroleum consultants, to perform independent reserves evaluation of select EOG properties comprising not less than 75% of EOG's estimates of proved reserves.  EOG's Board of Directors requires that D&M's and EOG's reserve quantities for the properties evaluated by D&M vary by no more than 5% in the aggregate.  Once completed, EOG's year-end reserves are presented to senior management, including the Chairman of the Board and Chief Executive Officer; the President; the Chief Operating Officer; the Executive Vice Presidents, Exploration and Production; and the Executive Vice President and Chief Financial Officer, for approval.

Opinions by D&M for the years ended December 31, 2017, 2016 and 2015 covered producing areas containing 79%, 83% and 86%, respectively, of proved reserves of EOG on a net-equivalent-barrel-of-oil basis.  D&M's opinions indicate that the estimates of proved reserves prepared by EOG's Engineering and Acquisitions Department for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M.  Specifically, such estimates by D&M in the aggregate varied by not more than 5% from those prepared by the Engineering and Acquisitions Department of EOG.  All reports by D&M were developed utilizing geological and engineering data provided by EOG.  The report of D&M dated January 30, 2018, which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M's technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

No major discovery or other favorable or adverse event subsequent to December 31, 2017, is believed to have caused a material change in the estimates of net proved reserves as of that date.

The following tables set forth EOG's net proved reserves at December 31 for each of the four years in the period ended December 31, 2017, and the changes in the net proved reserves for each of the three years in the period ended December 31, 2017, as estimated by the Engineering and Acquisitions Department of EOG:

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET PROVED RESERVE SUMMARY

	United States	Trinidad	Other International (1)	Total
NET PROVED RESERVES

Crude Oil (MBbl) (2)
Net proved reserves at December 31, 2014	1,129,682	1,339	8,729	1,139,750
Revisions of previous estimates	(114,924)	(1)	—	(114,925)
Purchases in place	35,922	—	—	35,922
Extensions, discoveries and other additions	141,310	63	13	141,386
Sales in place	(730)	—	(10)	(740)
Production	(103,400)	(332)	(65)	(103,797)
Net proved reserves at December 31, 2015	1,087,860	1,069	8,667	1,097,596
Revisions of previous estimates	42,040	54	861	42,955
Purchases in place	25,795	—	—	25,795
Extensions, discoveries and other additions	123,441	—	—	123,441
Sales in place	(8,791)	—	—	(8,791)
Production	(101,854)	(284)	(1,273)	(103,411)
Net proved reserves at December 31, 2016	1,168,491	839	8,255	1,177,585
Revisions of previous estimates	57,935	80	(179)	57,836
Purchases in place	1,111	—	—	1,111
Extensions, discoveries and other additions	207,137	301	119	207,557
Sales in place	(8,393)	—	—	(8,393)
Production	(122,210)	(322)	(191)	(122,723)
Net proved reserves at December 31, 2017	1,304,071	898	8,004	1,312,973

Natural Gas Liquids (MBbl) (2)
Net proved reserves at December 31, 2014	466,930	—	138	467,068
Revisions of previous estimates	(113,290)	—	68	(113,222)
Purchases in place	8,251	—	—	8,251
Extensions, discoveries and other additions	49,147	—	—	49,147
Sales in place	(84)	—	(187)	(271)
Production	(28,079)	—	(19)	(28,098)
Net proved reserves at December 31, 2015	382,875	—	—	382,875
Revisions of previous estimates	53,771	—	—	53,771
Purchases in place	1,284	—	—	1,284
Extensions, discoveries and other additions	41,862	—	—	41,862
Sales in place	(33,548)	—	—	(33,548)
Production	(29,878)	—	—	(29,878)
Net proved reserves at December 31, 2016	416,366	—	—	416,366
Revisions of previous estimates	46,843	—	—	46,843
Purchases in place	421	—	—	421
Extensions, discoveries and other additions	75,003	—	—	75,003
Sales in place	(2,887)	—	—	(2,887)
Production	(32,273)	—	—	(32,273)
Net proved reserves at December 31, 2017	503,473	—	—	503,473

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
Natural Gas (Bcf) (3)
Net proved reserves at December 31, 2014	4,905.5	405.6	31.5	5,342.6
Revisions of previous estimates	(1,453.1)	16.8	5.6	(1,430.7)
Purchases in place	72.3	—	—	72.3
Extensions, discoveries and other additions	306.3	21.7	4.4	332.4
Sales in place	(3.9)	—	(11.1)	(15.0)
Production	(337.3)	(127.5)	(10.9)	(475.7)
Net proved reserves at December 31, 2015	3,489.8	316.6	19.5	3,825.9
Revisions of previous estimates	298.4	29.5	5.2	333.1
Purchases in place	91.5	—	—	91.5
Extensions, discoveries and other additions	202.1	59.9	—	262.0
Sales in place	(752.0)	—	—	(752.0)
Production	(308.6)	(125.1)	(8.9)	(442.6)
Net proved reserves at December 31, 2016	3,021.2	280.9	15.8	3,317.9
Revisions of previous estimates	602.8	(27.4)	8.6	584.0
Purchases in place	4.8	—	—	4.8
Extensions, discoveries and other additions	619.3	174.2	35.9	829.4
Sales in place	(56.4)	—	—	(56.4)
Production	(293.2)	(114.3)	(9.1)	(416.6)
Net proved reserves at December 31, 2017	3,898.5	313.4	51.2	4,263.1

Oil Equivalents (MBoe) (2)
Net proved reserves at December 31, 2014	2,414,202	68,937	14,117	2,497,256
Revisions of previous estimates	(470,401)	2,802	995	(466,604)
Purchases in place	56,215	—	—	56,215
Extensions, discoveries and other additions	241,513	3,682	736	245,931
Sales in place	(1,467)	—	(2,039)	(3,506)
Production	(187,701)	(21,578)	(1,896)	(211,175)
Net proved reserves at December 31, 2015	2,052,361	53,843	11,913	2,118,117
Revisions of previous estimates	145,542	4,978	1,722	152,242
Purchases in place	42,330	—	—	42,330
Extensions, discoveries and other additions	198,973	9,990	—	208,963
Sales in place	(167,669)	—	—	(167,669)
Production	(183,145)	(21,150)	(2,755)	(207,050)
Net proved reserves at December 31, 2016	2,088,392	47,661	10,880	2,146,933
Revisions of previous estimates	205,262	(4,493)	1,249	202,018
Purchases in place	2,332	—	—	2,332
Extensions, discoveries and other additions	385,354	29,340	6,104	420,798
Sales in place	(20,687)	—	—	(20,687)
Production	(203,351)	(19,366)	(1,707)	(224,424)
Net proved reserves at December 31, 2017	2,457,302	53,142	16,526	2,526,970

(1)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2017, EOG added 421 million barrels of oil equivalent (MMBoe) of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin, the Eagle Ford, the Rocky Mountain area and Trinidad.  Approximately 67% of the 2017 reserve additions were crude oil and condensate and NGLs, and 92% were in the United States.  Sales in place of 21 MMBoe were primarily related to the sale or exchange of certain producing assets. Revisions of previous estimates of 202 MMBoe for 2017 included an upward revision of 154 MMBoe primarily due to increases in the average crude oil and natural gas prices used in the December 31, 2017, reserves estimation as compared to the prices used in the prior year estimate. The primary plays affected were in the Rocky Mountain area, the Eagle Ford and the Permian Basin. Positive revisions other than price of 48 MMBoe resulted primarily from improved well performance in the Permian Basin and lower production costs. Purchases in place of 2 MMBoe were primarily related to the Permian Basin.

During 2016, EOG added 209 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin, the Rocky Mountain area and the Eagle Ford.  Approximately 79% of the 2016 reserve additions were crude oil and condensate and NGLs, and 95% were in the United States.  Sales in place of 168 MMBoe were primarily related to the disposition of certain producing natural gas assets in the Barnett Shale and Haynesville plays and marginal liquids plays in the Permian Basin and Rocky Mountain area. Revisions of previous estimates of 152 MMBoe for 2016 included a downward revision of 101 MMBoe primarily due to decreases in the average crude oil and natural gas prices used in the December 31, 2016, reserves estimation as compared to the prices used in the prior year estimate. The primary plays affected were the Eagle Ford, the Uinta basin in the Rocky Mountain area, the Permian Basin and the Barnett Shale. Positive revisions other than price of 253 MMBoe resulted primarily from lower production costs and improved performance in the Delaware Basin. Purchases in place of 42 MMBoe were primarily related to the Yates transaction.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
NET PROVED DEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2014	493,694	1,339	115	495,148
December 31, 2015	444,070	1,069	63	445,202
December 31, 2016	507,531	839	8,255	516,625
December 31, 2017	605,405	898	7,933	614,236
Natural Gas Liquids (MBbl)
December 31, 2014	264,611	—	138	264,749
December 31, 2015	205,898	—	—	205,898
December 31, 2016	230,219	—	—	230,219
December 31, 2017	286,872	—	—	286,872
Natural Gas (Bcf)
December 31, 2014	3,102.8	396.9	28.6	3,528.3
December 31, 2015	2,211.2	297.6	19.5	2,528.3
December 31, 2016	1,804.4	262.2	15.8	2,082.4
December 31, 2017	2,450.8	299.2	29.3	2,779.3
Oil Equivalents (MBoe)
December 31, 2014	1,275,447	67,484	5,016	1,347,947
December 31, 2015	1,018,491	50,677	3,309	1,072,477
December 31, 2016	1,038,483	44,543	10,880	1,093,906
December 31, 2017	1,300,758	50,779	12,798	1,364,335
NET PROVED UNDEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2014	635,988	—	8,614	644,602
December 31, 2015	643,790	—	8,604	652,394
December 31, 2016	660,690	—	—	660,690
December 31, 2017	698,666	—	71	698,737
Natural Gas Liquids (MBbl)
December 31, 2014	202,319	—	—	202,319
December 31, 2015	176,977	—	—	176,977
December 31, 2016	186,147	—	—	186,147
December 31, 2017	216,601	—	—	216,601
Natural Gas (Bcf)
December 31, 2014	1,802.7	8.7	2.9	1,814.3
December 31, 2015	1,278.6	19.0	—	1,297.6
December 31, 2016	1,216.8	18.7	—	1,235.5
December 31, 2017	1,447.7	14.2	21.9	1,483.8
Oil Equivalents (MBoe)
December 31, 2014	1,138,755	1,453	9,101	1,149,309
December 31, 2015	1,033,870	3,166	8,604	1,045,640
December 31, 2016	1,049,909	3,118	—	1,053,027
December 31, 2017	1,156,544	2,363	3,728	1,162,635

(1)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Proved Undeveloped Reserves. The following table presents the changes in EOG's total proved undeveloped reserves during 2017, 2016 and 2015 (in MBoe):

	2017	2016	2015

Balance at January 1	1,053,027	1,045,640	1,149,309
Extensions and Discoveries	237,378	138,101	205,152
Revisions	33,127	64,413	(241,973)
Acquisition of Reserves	—	—	54,458
Sale of Reserves	(8,253)	(45,917)	—
Conversion to Proved Developed Reserves	(152,644)	(149,210)	(121,306)
Balance at December 31	1,162,635	1,053,027	1,045,640

For the twelve-month period ended December 31, 2017, total PUDs increased by 110 MMBoe to 1,163 MMBoe.  EOG added approximately 38 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs (see discussion of technology employed on pages F-38 and F-39 of this Annual Report on Form 10-K), EOG added 199 MMBoe.  The PUD additions were primarily in the Permian Basin and, to a lesser extent, the Eagle Ford and the Rocky Mountain area, and 74% of the additions were crude oil and condensate and NGLs.  During 2017, EOG drilled and transferred 153 MMBoe of PUDs to proved developed reserves at a total capital cost of $1,440 million.  Revisions of PUDs totaled positive 33 MMBoe, primarily due to updated type curves resulting from improved performance of offsetting wells in the Permian Basin, the impact of increases in the average crude oil and natural gas prices used in the December 31, 2017, reserves estimation as compared to the prices used in the prior year estimate, and lower costs.  During 2017, EOG sold or exchanged 8 MMBoe of PUDs primarily in the Permian Basin. All PUDs, including drilled but uncompleted wells (DUCs), are scheduled for completion within five years of the original reserve booking.

For the twelve-month period ended December 31, 2016, total PUDs increased by 7 MMBoe to 1,053 MMBoe.  EOG added approximately 21 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 117 MMBoe.  The PUD additions were primarily in the Permian Basin and, to a lesser extent, the Rocky Mountain area, and 82% of the additions were crude oil and condensate and NGLs.  During 2016, EOG drilled and transferred 149 MMBoe of PUDs to proved developed reserves at a total capital cost of $1,230 million.  Revisions of PUDs totaled positive 64 MMBoe, primarily due to improved well performance, primarily in the Delaware Basin, and lower production costs, partially offset by the impact of decreases in the average crude oil and natural gas prices used in the December 31, 2016, reserves estimation as compared to the prices used in the prior year estimate.  During 2016, EOG sold 46 MMBoe of PUDs primarily in the Haynesville play. All PUDs for drilled but uncompleted wells (DUCs) are scheduled for completion within five years of the original reserve booking.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized Costs Relating to Oil and Gas Producing Activities.  The following table sets forth the capitalized costs relating to EOG's crude oil and natural gas producing activities at December 31, 2017 and 2016:

	2017	2016

Proved properties	$48,845,672	$45,751,965
Unproved properties	3,710,069	3,840,126
Total	52,555,741	49,592,091
Accumulated depreciation, depletion and amortization	(29,191,247)	(26,247,062)
Net capitalized costs	$23,364,494	$23,345,029

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth costs incurred related to EOG's oil and gas activities for the years ended December 31, 2017, 2016 and 2015:

	United States	Trinidad	Other International (1)	Total
2017
Acquisition Costs of Properties
Unproved (2)	$424,118	$2,422	$—	$426,540
Proved (3)	72,584	—	—	72,584
Subtotal	496,702	2,422	—	499,124
Exploration Costs	144,499	62,547	16,553	223,599
Development Costs (4)	3,590,899	109,491	16,297	3,716,687
Total	$4,232,100	$174,460	$32,850	$4,439,410
2016
Acquisition Costs of Properties
Unproved (5)	$3,216,598	$—	$36	$3,216,634
Proved (6)	749,023	—	—	749,023
Subtotal	3,965,621	—	36	3,965,657
Exploration Costs	156,295	2,695	6,761	165,751
Development Costs (7)	2,252,713	72,147	(10,984)	2,313,876
Total	$6,374,629	$74,842	$(4,187)	$6,445,284
2015
Acquisition Costs of Properties
Unproved	$133,801	$—	$56	$133,857
Proved	480,617	—	—	480,617
Subtotal	614,418	—	56	614,474
Exploration Costs	206,814	22,837	23,041	252,692
Development Costs (8)	3,847,813	102,715	110,589	4,061,117
Total	$4,669,045	$125,552	$133,686	$4,928,283

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(2)	Includes non-cash unproved leasehold acquisition costs of $256 million related to property exchanges.

(3)	Includes non-cash proved property acquisition costs of $26 million related to property exchanges.

(4)	Includes Asset Retirement Costs of $50 million, $2 million and $4 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.

(5)	Includes non-cash unproved leasehold acquisition costs of $3,102 million related to the Yates transaction.

(6)	Includes non-cash proved property acquisition costs of $732 million related to the Yates transaction.

(7)	Includes Asset Retirement Costs of $25 million, $(3) million and $(42) million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.

(8)	Includes Asset Retirement Costs of $32 million, $15 million and $6 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Operations for Oil and Gas Producing Activities (1). The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2017, 2016 and 2015:

	United States	Trinidad	Other International (2)	Total
2017
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$7,570,768	$284,673	$52,450	$7,907,891
Other	81,610	59	(59)	81,610
Total	7,652,378	284,732	52,391	7,989,501
Exploration Costs	113,334	26,245	5,763	145,342
Dry Hole Costs	91	—	4,518	4,609
Transportation Costs	737,403	1,885	1,064	740,352
Production Costs	1,446,333	27,839	88,038	1,562,210
Impairments	477,223	—	2,017	479,240
Depreciation, Depletion and Amortization	3,157,056	115,174	24,536	3,296,766
Income (Loss) Before Income Taxes	1,720,938	113,589	(73,545)	1,760,982
Income Tax Provision (Benefit)	625,562	24,882	(1,342)	649,102
Results of Operations	$1,095,376	$88,707	$(72,203)	$1,111,880
2016
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$5,177,989	$243,708	$75,046	$5,496,743
Other	81,386	(8)	25	81,403
Total	5,259,375	243,700	75,071	5,578,146
Exploration Costs	115,990	2,647	6,316	124,953
Dry Hole Costs	10,529	—	128	10,657
Transportation Costs	753,791	1,181	9,134	764,106
Production Costs	1,163,827	27,113	63,073	1,254,013
Impairments	611,297	7,773	1,197	620,267
Depreciation, Depletion and Amortization	3,249,792	145,440	42,052	3,437,284
Income (Loss) Before Income Taxes	(645,851)	59,546	(46,829)	(633,134)
Income Tax Provision (Benefit)	(230,377)	5,526	(1,562)	(226,413)
Results of Operations	$(415,474)	$54,020	$(45,267)	$(406,721)
2015
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$5,962,753	$381,761	$58,744	$6,403,258
Other	47,464	(3)	448	47,909
Total	6,010,217	381,758	59,192	6,451,167
Exploration Costs	139,753	2,071	7,670	149,494
Dry Hole Costs	956	5,635	8,155	14,746
Transportation Costs	838,428	1,290	9,601	849,319
Production Costs	1,486,189	28,862	66,080	1,581,131
Impairments	6,402,908	—	210,638	6,613,546
Depreciation, Depletion and Amortization	3,017,386	154,588	18,469	3,190,443
Income (Loss) Before Income Taxes	(5,875,403)	189,312	(261,421)	(5,947,512)
Income Tax Provision	(2,128,183)	43,739	(2,111)	(2,086,555)
Results of Operations	$(3,747,220)	$145,573	$(259,310)	$(3,860,957)

(1)
Excludes gains or losses on the mark-to-market of financial commodity derivative contracts, gains or losses on sales of reserves and related assets, interest charges and general corporate expenses for each of the three years in the period ended December 31, 2017.

(2)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth production costs per barrel of oil equivalent, excluding severance/production and ad valorem taxes, for the years ended December 31, 2017, 2016 and 2015:

	United States	Trinidad	Other International (1)	Composite

Year Ended December 31, 2017	$4.58	$1.39	$50.86	$4.66
Year Ended December 31, 2016	$4.58	$1.23	$22.43	$4.48
Year Ended December 31, 2015	$5.81	$1.29	$33.78	$5.85

(1)	Other International primarily consists of EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information has been developed utilizing procedures prescribed by the Extractive Industries - Oil and Gas Topic of the ASC and based on crude oil, NGL and natural gas reserves and production volumes estimated by the Engineering and Acquisitions Department of EOG.  The estimates were based on a 12-month average for commodity prices for the years 2017, 2016 and 2015.  The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating EOG or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of EOG.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the standardized measure of discounted future net cash flows from projected production of EOG's oil and gas reserves for the years ended December 31, 2017, 2016 and 2015:

	United States	Trinidad	Other International (1)	Total
2017
Future cash inflows (2)	$83,652,363	$904,141	$664,560	$85,221,064
Future production costs	(32,018,812)	(239,213)	(311,383)	(32,569,408)
Future development costs	(13,395,873)	(84,379)	(58,543)	(13,538,795)
Future income taxes	(5,948,453)	(195,855)	(16,233)	(6,160,541)
Future net cash flows	32,289,225	384,694	278,401	32,952,320
Discount to present value at 10% annual rate	(14,532,290)	(52,267)	(40,103)	(14,624,660)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$17,756,935	$332,427	$238,298	$18,327,660
2016
Future cash inflows (3)	$57,913,314	$524,523	$402,587	$58,840,424
Future production costs	(27,625,833)	(165,757)	(227,293)	(28,018,883)
Future development costs	(12,602,699)	(103,631)	(35,602)	(12,741,932)
Future income taxes	(3,151,319)	(60,001)	—	(3,211,320)
Future net cash flows	14,533,463	195,134	139,692	14,868,289
Discount to present value at 10% annual rate	(6,039,736)	(9,384)	(7,012)	(6,056,132)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$8,493,727	$185,750	$132,680	$8,812,157
2015
Future cash inflows (4)	$67,242,928	$954,779	$522,941	$68,720,648
Future production costs	(31,707,743)	(183,607)	(169,505)	(32,060,855)
Future development costs	(15,579,923)	(140,541)	(65,347)	(15,785,811)
Future income taxes	(4,400,542)	(215,659)	—	(4,616,201)
Future net cash flows	15,554,720	414,972	288,089	16,257,781
Discount to present value at 10% annual rate	(6,589,253)	(33,848)	(13,284)	(6,636,385)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$8,965,467	$381,124	$274,805	$9,621,396

(1)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

(2)
Estimated crude oil prices used to calculate 2017 future cash inflows for the United States, Trinidad and Other International were $49.21, $41.87 and $50.06, respectively. Estimated NGL price used to calculate 2017 future cash inflows for the United States was $23.51. Estimated natural gas prices used to calculate 2017 future cash inflows for the United States, Trinidad and Other International were $1.96, $2.76 and $5.16, respectively.

(3)
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

(4)
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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, for each of the three years in the period ended December 31, 2017:

	United States	Trinidad	Other International (1)	Total

December 31, 2014	$26,704,041	$682,536	$536,841	$27,923,418
Sales and transfers of oil and gas produced, net of production costs	(3,685,600)	(351,606)	16,489	(4,020,717)
Net changes in prices and production costs	(29,993,699)	(370,503)	(305,148)	(30,669,350)
Extensions, discoveries, additions and improved recovery, net of related costs	1,028,410	47,613	19,875	1,095,898
Development costs incurred	2,135,800	500	1,400	2,137,700
Revisions of estimated development cost	4,087,093	(34,647)	26,935	4,079,381
Revisions of previous quantity estimates	(4,084,572)	33,285	(587)	(4,051,874)
Accretion of discount	3,699,330	104,464	53,685	3,857,479
Net change in income taxes	9,550,847	177,576	—	9,728,423
Purchases of reserves in place	123,542	—	—	123,542
Sales of reserves in place	(23,424)	—	(13,664)	(37,088)
Changes in timing and other	(576,301)	91,906	(61,021)	(545,416)
December 31, 2015	8,965,467	381,124	274,805	9,621,396
Sales and transfers of oil and gas produced, net of production costs	(3,260,372)	(215,414)	(2,839)	(3,478,625)
Net changes in prices and production costs	(3,352,802)	(182,876)	(143,924)	(3,679,602)
Extensions, discoveries, additions and improved recovery, net of related costs	865,066	42,201	—	907,267
Development costs incurred	1,207,000	3,900	19,100	1,230,000
Revisions of estimated development cost	2,092,769	22,596	6,343	2,121,708
Revisions of previous quantity estimates	1,013,753	36,648	2,619	1,053,020
Accretion of discount	970,388	56,566	27,481	1,054,435
Net change in income taxes	738,416	129,622	—	868,038
Purchases of reserves in place	377,872	—	—	377,872
Sales of reserves in place	(375,793)	—	—	(375,793)
Changes in timing and other	(748,037)	(88,617)	(50,905)	(887,559)
December 31, 2016	8,493,727	185,750	132,680	8,812,157
Sales and transfers of oil and gas produced, net of production costs	(5,387,031)	(254,948)	36,649	(5,605,330)
Net changes in prices and production costs	6,606,908	436,969	77,668	7,121,545
Extensions, discoveries, additions and improved recovery, net of related costs	3,644,041	270,255	43,952	3,958,248
Development costs incurred	1,435,600	4,700	—	1,440,300
Revisions of estimated development cost	(114,464)	9,683	(20,096)	(124,877)
Revisions of previous quantity estimates	2,460,498	(58,373)	36,146	2,438,271
Accretion of discount	849,373	24,066	13,268	886,707
Net change in income taxes	(1,918,989)	(114,575)	(10,099)	(2,043,663)
Purchases of reserves in place	30,362	—	—	30,362
Sales of reserves in place	(76,527)	—	—	(76,527)
Changes in timing and other	1,733,437	(171,100)	(71,870)	1,490,467
December 31, 2017	$17,756,935	$332,427	$238,298	$18,327,660

(1)	Other International includes EOG's United Kingdom, China, Canada and Argentina operations. The Argentina operations were sold in the third quarter of 2016.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Unaudited Quarterly Financial Information
(In Thousands, Except Per Share Data)

Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
2017
Net Operating Revenues and Other	$2,610,565	$2,612,472	$2,644,844	$3,340,439
Operating Income	$107,746	$127,908	$214,836	$475,912
Income Before Income Taxes	$39,382	$62,467	$145,980	$413,353
Income Tax Provision (Benefit) (1)	10,865	39,414	45,439	(2,017,115)
Net Income	$28,517	$23,053	$100,541	$2,430,468
Net Income Per Share (2)
Basic	$0.05	$0.04	$0.17	$4.22
Diluted	$0.05	$0.04	$0.17	$4.20
Average Number of Common Shares
Basic	573,935	574,439	574,783	575,394
Diluted	578,593	578,483	578,736	579,203
2016
Net Operating Revenues and Other	$1,354,349	$1,775,740	$2,118,504	$2,402,039
Operating Income (Loss)	$(638,141)	$(288,173)	$(193,480)	$(105,487)
Loss Before Income Taxes	$(710,968)	$(380,277)	$(272,250)	$(194,010)
Income Tax Benefit	(239,192)	(87,719)	(82,250)	(51,658)
Net Income (Loss)	$(471,776)	$(292,558)	$(190,000)	$(142,352)
Net Income (Loss) Per Share (2)
Basic	$(0.86)	$(0.53)	$(0.35)	$(0.25)
Diluted	$(0.86)	$(0.53)	$(0.35)	$(0.25)
Average Number of Common Shares
Basic	546,715	547,335	547,838	567,337
Diluted	546,715	547,335	547,838	567,337

(1)
Includes an income tax benefit of approximately $2.2 billion for the quarter ended December 31, 2017, primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017. See Note 6 to the Consolidated Financial Statements.

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

3.1(n)	-	Certificate of Amendment of Restated Certificate of Incorporation, dated April 28, 2017 (Exhibit 3.1 to EOG's Current Report on Form 8-K, filed May 2, 2017) (SEC File No. 001-09743).

3.2	-	Bylaws, dated August 23, 1989, as amended and restated effective as of September 22, 2015 (Exhibit 3.1 to EOG's Current Report on Form 8-K, filed September 28, 2015) (SEC File No. 001-09743).

4.1	-	Specimen of Certificate evidencing EOG's Common Stock (Exhibit 3.3 to EOG's Annual Report on Form 10-K for the year ended December 31, 1999) (SEC File No. 001-09743).

4.2	-
Indenture, dated as of September 1, 1991, between Enron Oil & Gas Company (predecessor to EOG) and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to JPMorgan Chase Bank, N.A. (formerly, Texas Commerce Bank National Association)), as Trustee (Exhibit 4(a) to EOG's Registration Statement on Form S-3, SEC File No. 33-42640, filed in paper format on September 6, 1991).

Exhibit Number		Description

4.3(a)	-
Officers' Certificate Establishing 6.125% Senior Notes due 2013 and 6.875% Senior Notes due 2018 of EOG, dated September 30, 2008 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed September 30, 2008) (SEC File No. 001-09743).

4.3(b)	-	Form of Global Note with respect to the 6.875% Senior Notes due 2018 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed September 30, 2008) (SEC File No. 001-09743).

#4.4(a)	-
Certificate, dated April 3, 1998, of the Senior Vice President and Chief Financial Officer of Enron Oil & Gas Company (predecessor to EOG) establishing the terms of the 6.65% Notes due April 1, 2028 of Enron Oil & Gas Company.

#4.4(b)	-	Global Note with respect to the 6.65% Notes due April 1, 2028 of Enron Oil & Gas Company (predecessor to EOG).

4.5	-
Indenture, dated as of May 18, 2009, between EOG and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.9 to EOG's Registration Statement on Form S-3, SEC File No. 333-159301, filed May 18, 2009).

4.6(a)	-	Officers' Certificate Establishing 5.625% Senior Notes due 2019 of EOG, dated May 21, 2009 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed May 21, 2009) (SEC File No. 001-09743).

4.6(b)	-	Form of Global Note with respect to the 5.625% Senior Notes due 2019 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed May 21, 2009) (SEC File No. 001-09743).

4.7(a)	-
Officers' Certificate Establishing 2.95% Senior Notes due 2015 and 4.40% Senior Notes due 2020 of EOG, dated May 20, 2010 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed May 26, 2010) (SEC File No. 001-09743).

4.7(b)	-	Form of Global Note with respect to the 4.40% Senior Notes due 2020 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed May 26, 2010) (SEC File No. 001-09743).

4.8(a)	-
Officers' Certificate Establishing 2.500% Senior Notes due 2016, 4.100% Senior Notes due 2021 and Floating Rate Senior Notes due 2014 of EOG, dated November 23, 2010 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed November 24, 2010) (SEC File No. 001-09743).

4.8(b)	-	Form of Global Note with respect to the 4.100% Senior Notes due 2021 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed November 24, 2010) (SEC File No. 001-09743).

4.9(a)	-	Officers' Certificate Establishing 2.625% Senior Notes due 2023 of EOG, dated September 10, 2012 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed September 11, 2012) (SEC File No. 001-09743).

4.9(b)	-	Form of Global Note with respect to the 2.625% Senior Notes due 2023 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed September 11, 2012) (SEC File No. 001-09743).

4.10(a)	-	Officers' Certificate Establishing 2.45% Senior Notes due 2020 of EOG, dated March 21, 2014 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 25, 2014) (SEC File No. 001-09743).

4.10(b)	-	Form of Global Note with respect to the 2.45% Senior Notes due 2020 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 25, 2014) (SEC File No. 001-09743).

4.11(a)	-
Officers' Certificate Establishing 3.15% Senior Notes due 2025 and 3.90% Senior Notes due 2035 of EOG, dated March 17, 2015 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.11(b)	-	Form of Global Note with respect to the 3.15% Senior Notes due 2025 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.11(c)	-	Form of Global Note with respect to the 3.90% Senior Notes due 2035 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.12(a)	-
Officers' Certificate Establishing 4.15% Senior Notes due 2026 and 5.10% Senior Notes due 2036 of EOG, dated January 14, 2016 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.12(b)	-	Form of Global Note with respect to the 4.15% Senior Notes due 2026 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.12(c)	-	Form of Global Note with respect to the 5.10% Senior Notes due 2036 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

Exhibit Number		Description

10.1(a)+	-	EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, effective as of May 8, 2008 (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed May 14, 2008) (SEC File No. 001-09743).

10.1(b)+	-
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
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to September 25, 2017) (Exhibit 4.5 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(c)+	-
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 25, 2017 and subsequent grants) (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

10.2(d)+	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to September 25, 2017) (Exhibit 4.6 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

Exhibit Number		Description

10.2(e)+	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 25, 2017 and subsequent grants) (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

10.2(f)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to September 25, 2017) (Exhibit 4.7 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(g)+	-
Form of Stock Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 25, 2017 and subsequent grants) (Exhibit 10.4 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

10.2(h)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made prior to September 22, 2014) (Exhibit 4.8 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(i)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made on or after September 22, 2014 and prior to September 27, 2016) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (SEC File No. 001-09743).

10.2(j)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made on or after September 27, 2016 and prior to September 25, 2017) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) (SEC File No. 001-09743).

10.2(k)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to specific grants made effective December 13, 2016) (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed December 19, 2016) (SEC File No. 001-09743).

10.2(l)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made effective September 25, 2017 and subsequent grants) (Exhibit 10.3 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

10.2(m)+	-
Form of Performance Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 4.9 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(n)	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 4.10 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(o)	-
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

10.4(a)+	-
Change of Control Agreement between EOG and William R. Thomas, effective as of January 12, 2011 (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011) (SEC File No. 001-09743).

10.4(b)+	-
First Amendment to Change of Control Agreement between EOG and William R. Thomas, effective as of September 13, 2011 (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed September 13, 2011) (SEC File No. 001-09743).

10.4(c)+	-
Second Amendment to Change of Control Agreement between EOG and William R. Thomas, effective as of September 4, 2013 (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

10.5(a)+	-
Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of June 15, 2005 (Exhibit 99.9 to EOG's Current Report on Form 8-K, filed June 21, 2005) (SEC File No. 001-09743).

10.5(b)+	-
First Amendment to Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of April 30, 2009 (Exhibit 10.3(b) to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009) (SEC File No. 001-09743).

10.5(c)+	-
Second Amendment to Amended and Restated Change of Control Agreement between EOG and Gary L. Thomas, effective as of September 13, 2011 (Exhibit 10.3 to EOG's Current Report on Form 8-K, filed September 13, 2011) (SEC File No. 001-09743).

10.5(d)+	-
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

10.7(a)+	-
Change of Control Agreement by and between EOG and Michael P. Donaldson, effective as of May 3, 2012 (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (SEC File No. 001-09743).

10.7(b)+	-
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

10.8(b)+	-
First Amendment to Change of Control Agreement between EOG and Lloyd W. Helms, Jr., effective as of September 4, 2013 (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

10.9+	-
Change of Control Agreement by and between EOG and David W. Trice, effective as of September 4, 2013 (Exhibit 10.5 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

*10.10+	-	Change of Control Agreement by and between EOG and Ezra Y. Yacob, effective as of January 26, 2018.

10.11(a)+	-
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

* 12	-	Computation of Ratio of Earnings to Fixed Charges.

* 21	-	Subsidiaries of EOG, as of December 31, 2017.

* 23.1	-	Consent of DeGolyer and MacNaughton.

* 23.2	-	Consent of Deloitte & Touche LLP.

* 24	-	Powers of Attorney.

* 31.1	-	Section 302 Certification of Annual Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Annual Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Annual Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Annual Report of Principal Financial Officer.

* 95	-	Mine Safety Disclosure Exhibit.

* 99.1	-	Opinion of DeGolyer and MacNaughton dated January 30, 2018.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* **101.DEF	-	XBRL Definition Linkbase Document.

*Exhibits filed herewith

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for Each of the Three Years in the Period Ended December 31, 2017, (ii) the Consolidated Balance Sheets - December 31, 2017 and 2016, (iii) the Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2017, (iv) the Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2017 and (v) the Notes to Consolidated Financial Statements.

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

EOG RESOURCES, INC.
(Registrant)

Date:	February 27, 2018	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with EOG Resources, Inc. indicated and on the 27th day of February, 2018.

	Signature	Title

	/s/ WILLIAM R. THOMAS	Chairman of the Board and Chief Executive Officer and
	(William R. Thomas)	Director (Principal Executive Officer)

	/s/ TIMOTHY K. DRIGGERS	Executive Vice President and Chief Financial Officer
	(Timothy K. Driggers)	(Principal Financial Officer)

	/s/ ANN D. JANSSEN	Senior Vice President and Chief Accounting Officer
	(Ann D. Janssen)	(Principal Accounting Officer)

	*	Director
(Janet F. Clark)

	*	Director
(Charles R. Crisp)

	*	Director
(Robert P. Daniels)

	*	Director
(James C. Day)

	*	Director
(C. Christopher Gaut)

	*	Director
(Donald F. Textor)

	*	Director
(Frank G. Wisner)

*By:	/s/ MICHAEL P. DONALDSON
(Michael P. Donaldson)
(Attorney-in-fact for persons indicated)