Form 10-Q
period 2018-03-31
EOG RESOURCES INC
filed 2018-05-03
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	578,861,268 (as of April 26, 2018)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Revenues and Other
Crude Oil and Condensate	$2,101,308	$1,430,061
Natural Gas Liquids	221,415	153,444
Natural Gas	299,766	230,602
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(59,771)	62,020
Gathering, Processing and Marketing	1,101,822	726,537
Losses on Asset Dispositions, Net	(14,969)	(16,758)
Other, Net	31,591	24,659
Total	3,681,162	2,610,565
Operating Expenses
Lease and Well	300,064	255,777
Transportation Costs	176,957	178,714
Gathering and Processing Costs	101,345	38,144
Exploration Costs	34,836	56,894
Impairments	64,609	193,187
Marketing Costs	1,106,390	736,536
Depreciation, Depletion and Amortization	748,591	816,036
General and Administrative	94,698	97,238
Taxes Other Than Income	179,084	130,293
Total	2,806,574	2,502,819
Operating Income	874,588	107,746
Other Income, Net	727	3,151
Income Before Interest Expense and Income Taxes	875,315	110,897
Interest Expense, Net	61,956	71,515
Income Before Income Taxes	813,359	39,382
Income Tax Provision	174,770	10,865
Net Income	$638,589	$28,517
Net Income Per Share
Basic	$1.11	$0.05
Diluted	$1.10	$0.05
Dividends Declared per Common Share	$0.1850	$0.1675
Average Number of Common Shares
Basic	575,775	573,935
Diluted	579,726	578,593
Comprehensive Income
Net Income	$638,589	$28,517
Other Comprehensive Income
Foreign Currency Translation Adjustments	5,002	309
Other, Net of Tax	6	37
Other Comprehensive Income	5,008	346
Comprehensive Income	$643,597	$28,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$816,094	$834,228
Accounts Receivable, Net	1,702,100	1,597,494
Inventories	584,729	483,865
Assets from Price Risk Management Activities	761	7,699
Income Taxes Receivable	262,789	113,357
Other	218,624	242,465
Total	3,585,097	3,279,108
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	53,854,438	52,555,741
Other Property, Plant and Equipment	4,082,781	3,960,759
Total Property, Plant and Equipment	57,937,219	56,516,500
Less: Accumulated Depreciation, Depletion and Amortization	(31,561,571)	(30,851,463)
Total Property, Plant and Equipment, Net	26,375,648	25,665,037
Deferred Income Taxes	18,182	17,506
Other Assets	761,590	871,427
Total Assets	$30,740,517	$29,833,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,915,651	$1,847,131
Accrued Taxes Payable	179,646	148,874
Dividends Payable	106,521	96,410
Liabilities from Price Risk Management Activities	84,128	50,429
Current Portion of Long-Term Debt	363,155	356,235
Other	187,657	226,463
Total	2,836,758	2,725,542

Long-Term Debt	6,071,604	6,030,836
Other Liabilities	1,301,938	1,275,213
Deferred Income Taxes	3,689,578	3,518,214
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 579,272,616 Shares Issued at March 31, 2018 and 578,827,768 Shares Issued at December 31, 2017	205,793	205,788
Additional Paid in Capital	5,569,194	5,536,547
Accumulated Other Comprehensive Loss	(14,289)	(19,297)
Retained Earnings	11,125,051	10,593,533
Common Stock Held in Treasury, 459,990 Shares at March 31, 2018 and 350,961 Shares at December 31, 2017	(45,110)	(33,298)
Total Stockholders' Equity	16,840,639	16,283,273
Total Liabilities and Stockholders' Equity	$30,740,517	$29,833,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$638,589	$28,517
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	748,591	816,036
Impairments	64,609	193,187
Stock-Based Compensation Expenses	35,486	30,460
Deferred Income Taxes	171,362	694
Losses on Asset Dispositions, Net	14,969	16,758
Other, Net	2,013	(3,052)
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	59,771	(62,020)
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	(21,965)	1,912
Other, Net	(478)	(428)
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(109,654)	28,688
Inventories	(106,799)	24,736
Accounts Payable	53,652	20,426
Accrued Taxes Payable	21,950	(38,613)
Other Assets	(8,863)	(44,677)
Other Liabilities	(29,055)	(51,251)
Changes in Components of Working Capital Associated with Investing and Financing Activities	17,988	(63,324)
Net Cash Provided by Operating Activities	1,552,166	898,049
Investing Cash Flows
Additions to Oil and Gas Properties	(1,365,111)	(912,227)
Additions to Other Property, Plant and Equipment	(76,100)	(34,336)
Proceeds from Sales of Assets	2,829	46,812
Changes in Components of Working Capital Associated with Investing Activities	(18,045)	63,324
Net Cash Used in Investing Activities	(1,456,427)	(836,427)
Financing Cash Flows
Dividends Paid	(97,026)	(96,707)
Treasury Stock Purchased	(16,776)	(18,628)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	1,453	2,356
Repayment of Capital Lease Obligation	(1,671)	(1,619)
Changes in Components of Working Capital Associated with Financing Activities	57	—
Net Cash Used in Financing Activities	(113,963)	(114,598)
Effect of Exchange Rate Changes on Cash	90	(353)
Decrease in Cash and Cash Equivalents	(18,134)	(53,329)
Cash and Cash Equivalents at Beginning of Period	834,228	1,599,895
Cash and Cash Equivalents at End of Period	$816,094	$1,546,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The condensed consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018 (EOG's 2017 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2018, EOG adopted the provisions of Accounting Standards Update (ASU) 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09). ASU 2014-09 and other related ASUs require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. EOG elected to adopt ASU 2014-09 using the modified retrospective approach, which required EOG to recognize in retained earnings the cumulative effect at the date of adoption for all existing contracts with customers which were not substantially complete as of January 1, 2018. There was no impact to retained earnings upon adoption of ASU 2014-09.

EOG presents disaggregated revenues by type of commodity within its Condensed Consolidated Statements of Income and Comprehensive Income and by geographic areas defined as operating segments. See Note 5.

In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees for certain processing and marketing agreements within its United States segment as Gathering and Processing Costs, instead of a deduction to Revenues within its Condensed Consolidated Statements of Income and Comprehensive Income. There was no impact to operating income, net income or cash flows resulting from changes to the presentation of natural gas processing fees. The impacts of the adoption of ASU 2014-09 for the three months ended March 31, 2018, were as follows (in thousands):

	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change
Operating Revenues and Other
Crude Oil and Condensate	$2,101,308	$2,101,308	$—
Natural Gas Liquids	221,415	219,646	1,769
Natural Gas	299,766	256,620	43,146
Gathering, Processing and Marketing	1,101,822	1,096,236	5,586
Total Operating Revenues and Other	3,681,162	3,630,661	50,501
Operating Expenses
Gathering and Processing Costs	101,345	56,430	44,915
Marketing Costs	1,106,390	1,100,804	5,586
Total Operating Expenses	2,806,574	2,756,073	50,501
Operating Income	874,588	874,588	—

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revenues are recognized for the sale of crude oil and condensate, natural gas liquids (NGLs) and natural gas at the point control of the product is transferred to the customer, typically when production is delivered and title or risk of loss transfers to the customer. Arrangements for such sales are evidenced by signed contracts with prices typically based on stated market indices, with certain adjustments for product quality and geographic location. As EOG typically invoices customers shortly after performance obligations have been fulfilled, contract assets and contract liabilities are not recognized. The balances of accounts receivable from contracts with customers on January 1, 2018 and March 31, 2018, were $1,343 million and $1,428 million, respectively, and are included in Accounts Receivable, Net on the Condensed Consolidated Balance Sheets. Losses incurred on receivables from contracts with customers are infrequent and have been immaterial.

Crude Oil and Condensate. EOG sells its crude oil and condensate production at the wellhead or further downstream at a contractually-specified delivery point. Revenue is recognized when control transfers to the customer. Any costs incurred prior to the transfer of control, such as gathering and transportation, are recognized as Operating Expenses.

Natural Gas Liquids. EOG delivers certain of its natural gas production to either EOG-owned processing facilities or third-party processing facilities, where extraction of NGLs occurs. For EOG-owned facilities, revenue is recognized after processing upon transfer of NGLs to a customer. For third-party facilities, extracted NGLs are sold to the owner of the processing facility at the tailgate, or EOG takes possession and sells the extracted NGLs at the tailgate or further downstream to various customers.

Under typical arrangements, sales of NGLs are recognized when control transfers after processing occurs either at the tailgate of the processing plant or further downstream. EOG recognizes revenues based on contract terms which reflect prevailing market prices, with processing fees recognized as Gathering and Processing Costs.

Natural Gas. EOG sells its natural gas production either at the wellhead or further downstream at a contractually-specified delivery point. In connection with the extraction of NGLs, EOG sells residue gas under separate agreements. Typically, EOG takes possession of the natural gas at the tailgate of the processing facility and sells it at the tailgate or further downstream. In each case, EOG recognizes revenues when control transfers to the customer, based on contract terms which reflect prevailing market prices.

Gathering, Processing and Marketing. Gathering, processing and marketing revenues represent sales of third-party crude oil and condensate, NGLs and natural gas, as well as fees associated with processing and gathering third-party natural gas and revenues from sales of EOG-owned sand. EOG evaluates whether it is the principal or agent under these transactions. As control of the underlying commodity is transferred to EOG prior to the gathering, processing and marketing activities, EOG considers itself the principal of these arrangements. Accordingly, EOG recognizes these transactions on a gross basis. Purchases of third-party commodities are recorded as Marketing Costs, with sales of third-party commodities and fees received for gathering and processing recorded as Gathering, Processing and Marketing revenues.

Recently Issued Accounting Standards. In March 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" (ASU 2018-05). In December 2017, the United States (U.S.) enacted the Tax Cuts and Jobs Act (TCJA), which made significant changes to U.S. federal income tax law. Shortly after enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the TCJA. ASU 2018-05 codified various paragraphs of SAB 118 and was effective upon issuance. Under SAB 118, an entity would use a similar approach as the measurement period provided in the Business Combinations Topic of the Accounting Standards Codification (ASC). An entity will recognize those matters for which the accounting can be completed. For matters that have not been completed, the entity would either (1) recognize provisional amounts to the extent that they are reasonably able to be estimated and adjust them over time as more information becomes available or (2) for any specific income tax effects of the TCJA for which a reasonable estimate cannot be determined, continue to apply the Income Taxes Topic of the ASC on the basis of the provisions of the tax laws that were in effect immediately before the TCJA was signed into law. EOG has prepared its condensed consolidated financial statements for the three months ended March 31, 2018 in accordance with ASU 2018-05. EOG expects to have all provisional amounts finalized by the fourth quarter of 2018.

As discussed in EOG's 2017 Annual Report, provisional amounts were recorded for the impact of the statutory rate reduction from 35% to 21% and the deemed repatriation tax on foreign earnings. EOG has not made any measurement period adjustments related to these items during the first quarter of 2018 because the foreign earnings and profits study has not been completed and the impact of certain tax elections on EOG's 2017 federal tax filings have not been fully analyzed.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Additionally, EOG recorded a provisional amount in 2017 for its refundable alternative minimum tax (AMT) credits due to the lack of guidance, at that time, on whether any portion of these credits would be sequestered due to a federal budgetary provision. In the first quarter of 2018, the Internal Revenue Service (IRS) affirmed that any refundable AMT credits resulting from the TCJA would be subject to sequestration. EOG does not expect further clarification from the IRS or Office of Management and Budget and therefore considers the accounting for its refundable AMT credits complete.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right-of-use asset and a related lease liability representing the obligation to make lease payments, for certain lease transactions. Additional disclosures about an entity's lease transactions will also be required. ASU 2016-02 defines a lease as "a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration." In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842" (ASU 2018-01), which permits an entity an optional election to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016-02. ASU 2016-02 and ASU 2018-01 are effective for interim and annual periods beginning after December 31, 2018, and early application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. EOG is continuing its assessment of ASU 2016-02 by implementing its project plan, evaluating certain operational and corporate policies and processes, further defining its population of leases, reviewing certain contracts and considering the election of practical expedients.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2017 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Lease and Well	$12.8	$10.9
Gathering and Processing Costs	0.1	0.2
Exploration Costs	6.9	6.2
General and Administrative	15.7	13.2
Total	$35.5	$30.5

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards.

At March 31, 2018, approximately 16.8 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $12.0 million and $11.0 million during the three months ended March 31, 2018 and 2017, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2018 and 2017 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Weighted Average Fair Value of Grants	$28.19	$29.13	$23.27	$24.28
Expected Volatility	29.01%	31.67%	22.04%	30.33%
Risk-Free Interest Rate	2.09%	1.36%	1.60%	0.65%
Dividend Yield	0.66%	0.67%	0.66%	0.69%
Expected Life	5.0 years	5.3 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2018 and 2017 (stock options and SARs in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	9,103	$83.89	9,850	$75.53
Granted	16	106.76	5	101.61
Exercised (1)	(752)	74.65	(600)	57.53
Forfeited	(77)	91.94	(99)	88.57
Outstanding at March 31 (2)	8,290	$84.70	9,156	$76.59
Vested or Expected to Vest (3)	7,940	$84.38	8,849	$76.20
Exercisable at March 31 (4)	3,803	$76.16	5,078	$67.74

(1)
The total intrinsic value of stock options/SARs exercised for the three months ended March 31, 2018 and 2017 was $28.4 million and $26.6 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at March 31, 2018 and 2017 was $170.7 million and $199.3 million, respectively. At March 31, 2018 and 2017, the weighted average remaining contractual life was 4.3 years and 3.8 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2018 and 2017 was $166.1 million and $196.0 million, respectively. At March 31, 2018 and 2017, the weighted average remaining contractual life was 4.2 years and 3.8 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at March 31, 2018 and 2017 was $110.8 million and $155.5 million, respectively. At March 31, 2018 and 2017, the weighted average remaining contractual life was 2.6 years and 2.4 years, respectively.

At March 31, 2018, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $88.2 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $22.4 million and $18.6 million for the three months ended March 31, 2018 and 2017, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2018 and 2017 (shares and units in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	3,905	$88.57	3,962	$79.63
Granted	279	102.27	402	99.52
Released (1)	(276)	66.46	(360)	61.96
Forfeited	(75)	90.65	(82)	82.83
Outstanding at March 31 (2)	3,833	$91.12	3,922	$83.22

(1)
The total intrinsic value of restricted stock and restricted stock units released for the three months ended March 31, 2018 and 2017 was $28.4 million and $36.0 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2018 and 2017 was $403.5 million and $382.6 million, respectively.

At March 31, 2018, unrecognized compensation expense related to restricted stock and restricted stock units totaled $172.7 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.4 years.

Performance Units and Performance Stock. EOG has granted performance units and/or performance stock (collectively, Performance Awards) to its executive officers annually since 2012. As more fully discussed in the grant agreements, the performance metric applicable to the Performance Awards is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. The fair value of the Performance Awards is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Award grants totaled $1.1 million and $0.9 million for the three-month periods ended March 31, 2018 and 2017, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Awards transactions for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date
Outstanding at January 1	502,331		$90.96	545,290	$80.92
Granted	—		—	—	—
Granted for Performance Multiple (1)	71,805		101.87	118,834	84.43
Released (2)	—		—	(89,224)	84.43
Forfeited	—		—	—	—
Outstanding at March 31 (3)	574,136	(4)	$92.33	574,900	$81.10

(1)
Upon completion of the Performance Period for the Performance Awards granted in 2014 and 2013, a performance multiple of 200% was applied to each of the grants resulting in additional grants of Performance Awards in February 2018 and February 2017, respectively.

(2)	The total intrinsic value of Performance Awards released during the three months ended March 31, 2017 was approximately $9 million.

(3)	The total intrinsic value of Performance Awards outstanding at March 31, 2018 and 2017 was approximately $60.4 million and $56.1 million, respectively.

(4)
Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 292,054 and a maximum of 856,218 Performance Awards could be outstanding. The intrinsic value is based upon the closing price of EOG's common stock on the date Performance Awards are released.

At March 31, 2018, unrecognized compensation expense related to Performance Awards totaled $7.2 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.8 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$638,589	$28,517
Denominator for Basic Earnings Per Share -
Weighted Average Shares	575,775	573,935
Potential Dilutive Common Shares -
Stock Options/SARs	1,217	1,871
Restricted Stock/Units and Performance Units/Stock	2,734	2,787
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	579,726	578,593
Net Income Per Share
Basic	$1.11	$0.05
Diluted	$1.10	$0.05

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units that were anti-dilutive. Shares underlying the excluded stock options and SARs totaled 0.2 million and 2.0 million shares for the three months ended March 31, 2018 and 2017, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest (1)	$50,103	$77,828
Income Taxes, Net of Refunds Received	$3,554	$81,960

(1)	Net of capitalized interest of $5 million and $7 million for the three months ended March 31, 2018 and 2017, respectively.

EOG's accrued capital expenditures at March 31, 2018 and 2017 were $593 million and $415 million, respectively.

Non-cash investing activities for the three months ended March 31, 2018, included a non-cash addition of $48 million to EOG's other property, plant and equipment in connection with a capital lease transaction in the Permian Basin and non-cash additions of $9 million to EOG's oil and gas properties as a result of property exchanges.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating Revenues and Other
United States	$3,571,134	$2,519,849
Trinidad	81,013	73,923
Other International (1)	29,015	16,793
Total	$3,681,162	$2,610,565
Operating Income (Loss)
United States	$845,853	$119,531
Trinidad	40,297	16,413
Other International (1)	(11,562)	(28,198)
Total	874,588	107,746
Reconciling Items
Other Income, Net	727	3,151
Interest Expense, Net	(61,956)	(71,515)
Income Before Income Taxes	$813,359	$39,382

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at March 31, 2018 and December 31, 2017 (in thousands):

	At March 31, 2018	At December 31, 2017
Total Assets
United States	$29,780,881	$28,312,599
Trinidad	610,376	974,477
Other International (1)	349,260	546,002
Total	$30,740,517	$29,833,078

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Carrying Amount at January 1	$946,848	$912,926
Liabilities Incurred	10,279	7,418
Liabilities Settled (1)	50	(11,197)
Accretion	8,868	8,525
Revisions	(291)	3,646
Foreign Currency Translations	245	837
Carrying Amount at March 31	$965,999	$922,155

Current Portion	$19,177	$19,450
Noncurrent Portion	$946,822	$902,705

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2018, are presented below (in thousands):

Three Months Ended March 31, 2018
Balance at January 1	$2,167
Additions Pending the Determination of Proved Reserves	1,102
Reclassifications to Proved Properties	(509)
Costs Charged to Expense	—
Balance at March 31	$2,760

At March 31, 2018, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and a defined benefit pension plan covering certain of its employees in Trinidad. For the three months ended March 31, 2018 and 2017, EOG's total costs recognized for these pension plans were $9.9 million and $10.0 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt

During the three months ended March 31, 2018, EOG utilized commercial paper borrowings, bearing market interest rates, for various corporate financing purposes. EOG did not utilize any such borrowings during the three months ended March 31, 2017. At March 31, 2018 and December 31, 2017, EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings. The average borrowings outstanding under the commercial paper program were $18 million and zero during the three months ended March 31, 2018 and March 31, 2017, respectively. The weighted average interest rate for commercial paper borrowings during the three months ended March 31, 2018, was 1.76%.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. At March 31, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement at March 31, 2018, would have been 2.88% and 4.75%, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2017 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2018 and December 31, 2017 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2018
Financial Assets:
Natural Gas Swaps	$—	$2	$—	$2
Natural Gas Options	—	4	—	4
Crude Oil Basis Swaps	—	35	—	35
Financial Liabilities:
Crude Oil Swaps	$—	$117	$—	$117

At December 31, 2017
Financial Assets:
Natural Gas Swaps	$—	$2	$—	$2
Natural Gas Options/Collars	—	6	—	6
Financial Liabilities:
Crude Oil Swaps	$—	$38	$—	$38
Crude Oil Basis Swaps	—	19	—	19

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

Proved oil and gas properties and other assets with a carrying amount of $151 million were written down to their fair value of $129 million, resulting in pretax impairment charges of $22 million for the three months ended March 31, 2018. Included in the $22 million pretax impairment charges are $21 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions as the basis for determining the fair value of unproved properties received in non-cash property exchanges. See Note 4.

Fair Value of Debt. At March 31, 2018 and December 31, 2017, EOG had outstanding $6,390 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $6,470 million and $6,602 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2017 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.

Commodity Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts for the three months ended March 31, 2018. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through April 30, 2018 (closed)	15,000	$1.063
May 1, 2018 through December 31, 2018	15,000	1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts for the three months ended March 31, 2018. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through April 30, 2018 (closed)	37,000	$3.818
May 1, 2018 through December 31, 2018	37,000	3.818

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the three months ended March 31, 2018, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2018
January 1, 2018 through March 31, 2018 (closed)	134,000	$60.04
April 1, 2018 through December 31, 2018	134,000	60.04

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the three months ended March 31, 2018, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through April 30, 2018 (closed)	35,000	$3.00
May 1, 2018 through November 30, 2018	35,000	3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts for the three months ended March 31, 2018, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through April 30, 2018 (closed)	120,000	$3.38	96,000	$2.94
May 1, 2018 through November 30, 2018	120,000	3.38	96,000	2.94

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at March 31, 2018 and December 31, 2017.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2018	December 31, 2017
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$1	$8
Noncurrent portion	Other Assets	7	—
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$84	$50
Noncurrent portion	Other Liabilities	—	7

(1)
The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $117 million, partially offset by gross assets of $33 million at March 31, 2018, and gross liabilities of $55 million, partially offset by gross assets of $5 million at December 31, 2017.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2018 and December 31, 2017. EOG had no collateral posted and held no collateral at March 31, 2018 and December 31, 2017.

13.  Acquisitions and Divestitures

During the three months ended March 31, 2018, EOG recognized a net loss on asset dispositions of $(15) million, primarily due to the disposition of inventory and other assets, and received proceeds of approximately $3 million. During the three months ended March 31, 2017, EOG recognized a net loss on asset dispositions of $(17) million and received proceeds of approximately $47 million primarily from the sale of other property, plant and equipment in Texas.

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

Crude oil and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, natural gas liquids (NGLs) and natural gas and the availability of other worldwide energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGL, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2018 will continue to impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first three months of 2018, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $62.89 per barrel and $2.93 per million British thermal units (MMBtu), respectively, representing an increase of 21% and a decrease of 10%, respectively, from the average NYMEX prices for the same period in 2017. Based on its 2018 drilling and completion plans, EOG expects 2018 total production and total crude oil production to increase as compared to 2017.

During the first three months of 2018, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG continued to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 76% of EOG's United States production during the first three months of 2018 and for the same comparable period of 2017. During the first three months of 2018, EOG's drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC) and crude oil and condensate, which is sold to the Petroleum Company of Trinidad and Tobago Limited. In 2018, EOG expects to conduct a seismic survey in the SECC Block.

Other International. In the United Kingdom, EOG produces crude oil from its 100% working interest East Irish Sea Conwy project. Beginning in the second quarter of 2017, the Conwy production was off-line due to facility improvements and operational issues. Conwy production resumed during the first quarter of 2018.

In the Sichuan Basin, Sichuan Province, China, EOG anticipates completing the last previously-drilled well of a 2017 five-well development program in the Bajiaochang Field in the second quarter of 2018 upon completion of a gas gathering line. The natural gas from the Bajiaochang Field is sold under a long-term contract to PetroChina. Additionally, EOG plans to drill five new wells in the latter part of 2018, of which four are expected to be completed by the end of 2018.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 28% at both March 31, 2018 and December 31, 2017. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

Total anticipated 2018 capital expenditures are estimated to range from approximately $5.4 billion to $5.8 billion, excluding acquisitions and non-cash transactions. The majority of 2018 expenditures will be focused on United States crude oil activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility, joint development agreements and similar arrangements and equity and debt offerings.

When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities. Management continues to believe EOG has one of the strongest prospect inventories in EOG's history.

Results of Operations

The following review of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Operating Revenues. During the first quarter of 2018, operating revenues increased $1,070 million, or 41%, to $3,681 million from $2,611 million for the same period of 2017. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2018 increased $808 million, or 45%, to $2,622 million from $1,814 million for the same period of 2017. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $60 million for the first quarter of 2018 compared to net gains of $62 million for the same period of 2017. Gathering, processing and marketing revenues for the first quarter of 2018 increased $375 million, or 52%, to $1,102 million from $727 million for the same period of 2017. Net losses on asset dispositions for the first quarter of 2018 were $15 million compared to net losses of $17 million for the same period of 2017.

Wellhead volume and price statistics for the three-month periods ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
Crude Oil and Condensate Volumes (MBbld) (1)
United States	359.7		312.5
Trinidad	0.9		0.8
Other International (2)	2.7		2.4
Total	363.3		315.7
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$64.24		$50.38
Trinidad	54.86		41.56
Other International (2)	71.61		47.77
Composite	64.27		50.34
Natural Gas Liquids Volumes (MBbld) (1)
United States	100.6		78.8
Other International (2)	—		—
Total	100.6		78.8
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$24.46		$21.63
Other International (2)	—		—
Composite	24.46		21.63
Natural Gas Volumes (MMcfd) (1)
United States	853		728
Trinidad	293		308
Other International (2)	30		22
Total	1,176		1,058
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.76		$2.32
Trinidad	2.88		2.57
Other International (2)	4.36		3.76
Composite	2.83	(4)	2.42
Crude Oil Equivalent Volumes (MBoed) (5)
United States	602.5		512.6
Trinidad	49.8		52.2
Other International (2)	7.6		5.9
Total	659.9		570.7

Total MMBoe (5)	59.4		51.4

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Canada operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

(4)
Includes a positive revenue adjustment of $0.41 per Mcf related to the adoption of ASU 2014-09, "Revenue From Contracts with Customers" (ASU 2014-09) (see Note 1 to the Condensed Consolidated Financial Statements). In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees for certain processing and marketing agreements as Gathering and Processing Costs, instead of a deduction to Natural Gas revenues.

(5)
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

Wellhead crude oil and condensate revenues for the first quarter of 2018 increased $671 million, or 47%, to $2,101 million from $1,430 million for the same period of 2017. The increase was primarily due to a higher composite wellhead crude oil and condensate price ($456 million) and an increase of 48 MBbld, or 15%, in wellhead crude oil and condensate production ($215 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first quarter of 2018 increased 28% to $64.27 per barrel compared to $50.34 per barrel for the same period of 2017.

NGL revenues for the first quarter of 2018 increased $68 million, or 44%, to $221 million from $153 million for the same period of 2017 due primarily to an increase of 22 MBbld, or 28%, in production ($42 million) and a higher composite average price ($26 million). Increased production was primarily in the Permian Basin and the Eagle Ford. EOG's composite NGL price for the first quarter of 2018 increased 13% to $24.46 per barrel compared to $21.63 per barrel for the same period of 2017.

Wellhead natural gas revenues for the first quarter of 2018 increased $69 million, or 30%, to $300 million from $231 million for the same period of 2017. The increase was due to a higher composite wellhead natural gas price ($43 million) and an increase in natural gas deliveries ($26 million). Natural gas deliveries for the first quarter of 2018 increased 118 MMcfd, or 11%, compared to the same period of 2017 due primarily to higher deliveries in the United States primarily due to increased production of associated natural gas from the Permian Basin and the Eagle Ford. EOG's composite wellhead natural gas price for the first quarter of 2018 increased 17% to $2.83 per Mcf compared to $2.42 per Mcf for the same period of 2017. This increase in composite wellhead natural gas prices includes a positive revenue adjustment of $0.41 per Mcf related to the adoption of ASU 2014-09.

During the first quarter of 2018, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $60 million compared to net gains of $62 million for the same period of 2017. During the first quarter of 2018, net cash paid for settlements of financial commodity derivative contracts was $22 million compared to net cash received of $2 million for the same period of 2017.

Gathering, processing and marketing revenues are revenues generated from sales of third-party crude oil, NGLs and natural gas, as well as fees associated with processing and gathering third-party natural gas and revenues from sales of EOG-owned sand. Purchases and sales of third-party crude oil and natural gas may be utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities. EOG sells sand in order to balance the timing of firm purchase agreements with completion operations and to utilize excess capacity at EOG-owned facilities. Marketing costs represent the costs to purchase third-party crude oil, natural gas and sand and the associated transportation costs as well as costs associated with EOG-owned sand sold to third parties.

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2018 increased $5 million as compared to the same period of 2017. The increase primarily reflects higher margins in 2018 on crude oil and natural gas marketing activities.

Operating and Other Expenses.  For the first quarter of 2018, operating expenses of $2,807 million were $304 million higher than the $2,503 million incurred during the first quarter of 2017.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Lease and Well	$5.05	$4.98
Transportation Costs	2.98	3.48
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.13	15.33
Other Property, Plant and Equipment	0.47	0.56
General and Administrative (G&A)	1.59	1.89
Interest Expense, Net	1.04	1.39
Total (1)	$23.26	$27.63

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, DD&A and net interest expense for the three months ended March 31, 2018, compared to the same period of 2017, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $300 million for the first quarter of 2018 increased $44 million from $256 million for the same prior year period primarily due to increased operating and maintenance costs ($36 million) and workover expenditures ($4 million), both in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

DD&A expenses for the first quarter of 2018 decreased $67 million to $749 million from $816 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2018 were $67 million lower than the same prior year period. The decrease primarily reflects decreased rates in the United States ($198 million), partially offset by increased production in the United States ($131 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies.

Exploration costs of $35 million for the first quarter of 2018 decreased $22 million from $57 million for the same prior year period primarily due to decreased geological and geophysical costs in Trinidad.

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

Impairments of $65 million for the first quarter of 2018 were $129 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties and other assets in the United States ($115 million) and decreased amortization of unproved property costs in the United States ($13 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $22 million and $138 million for the first quarter of 2018 and 2017, respectively.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets and, beginning January 1, 2018, natural gas processing fees from third parties. EOG pays third parties to process a portion of its natural gas production to extract NGLs. See Note 1 to the Condensed Consolidated Financial Statements for background on the adoption of ASU 2014-09.

Gathering and processing costs increased $63 million to $101 million for the first quarter of 2018 compared to $38 million for the same prior year period primarily due to the adoption of ASU 2014-09 ($45 million) and increased operating costs in the Eagle Ford ($12 million) and the Permian Basin ($6 million), partially offset by lower operating costs in the United Kingdom ($5 million).

Interest expense, net, of $62 million for the first quarter of 2018 decreased $10 million compared to the same prior year period primarily due to repayment in September 2017 of the $600 million aggregate principal amount of 5.875% Senior Notes due 2017.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2018 increased $49 million to $179 million (6.8% of wellhead revenues) compared to $130 million (7.2% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increases in severance/production taxes, primarily as a result of increased wellhead revenues in the United States.

EOG recognized an income tax provision of $175 million for the first quarter of 2018 compared to an income tax provision of $11 million in the first quarter of 2017, primarily due to an increase of pretax income. The net effective tax rate for 2018 decreased to 21% from 28% in 2017. The lower effective tax rate is mostly due to the reduced U.S. federal statutory tax rate of 21% in 2018 from 35% in 2017 and decreased foreign losses in the United Kingdom for which tax benefits are not recorded due to valuation allowances, partially offset by a reduction in tax benefits from stock-based compensation.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2018, were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; other property, plant and equipment expenditures; and purchases of treasury stock in connection with stock compensation plans. During the first three months of 2018, EOG's cash balance decreased $18 million to $816 million from $834 million at December 31, 2017.

Net cash provided by operating activities of $1,552 million for the first three months of 2018 increased $654 million compared to the same period of 2017 primarily due to an increase in wellhead revenues ($808 million), a favorable change in net cash paid for income taxes ($78 million) and a favorable change in net cash paid for interest ($28 million), partially offset by an increase in cash operating expenses ($125 million), an unfavorable change in working capital ($118 million) and an increase in net cash paid for settlements of commodity derivative contracts ($24 million).

Net cash used in investing activities of $1,456 million for the first three months of 2018 increased by $620 million compared to the same period of 2017 due to an increase in additions to oil and gas properties ($453 million), an unfavorable change in components of working capital associated with investing activities ($81 million), a decrease in proceeds from the sales of assets ($44 million) and an increase in additions to other property, plant and equipment ($42 million).

Net cash used in financing activities of $114 million for the first three months of 2018 included cash dividend payments ($97 million) and purchases of treasury stock in connection with stock compensation plans ($17 million). Net cash used in financing activities of $115 million for the first three months of 2017 included cash dividend payments ($97 million) and purchases of treasury stock in connection with stock compensation plans ($19 million).

Total Expenditures. For the year 2018, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $5.4 billion to $5.8 billion, excluding acquisitions. The table below sets out components of total expenditures for the three-month periods ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Expenditure Category
Capital
Exploration and Development Drilling	$1,131	$686
Facilities	163	148
Leasehold Acquisitions (1)	77	68
Property Acquisitions	—	4
Capitalized Interest	5	7
Subtotal	1,376	913
Exploration Costs	35	57
Dry Hole Costs	—	—
Exploration and Development Expenditures	1,411	970
Asset Retirement Costs	12	11
Total Exploration and Development Expenditures	1,423	981
Other Property, Plant and Equipment (2)	124	34
Total Expenditures	$1,547	$1,015

(1)	Leasehold acquisitions included $9 million in 2018 related to non-cash property exchanges.

(2)	Other property, plant and equipment included $48 million of non-cash additions in 2018 in connection with a capital lease transaction in the Permian Basin.

Exploration and development expenditures of $1,411 million for the first three months of 2018 were $441 million higher than the same period of 2017 primarily due to increased exploration and drilling expenditures in the United States ($463 million), increased facilities expenditures ($15 million) and increased leasehold acquisitions ($9 million); partially offset by decreased geological and geophysical expenditures ($21 million), decreased exploration and drilling expenditures in Trinidad ($19 million) and decreased property acquisitions ($4 million). Exploration and development expenditures for the first three months of 2018 of $1,411 million consisted of $1,291 million in development drilling and facilities, $115 million in exploration and $5 million in capitalized interest. Exploration and development expenditures for the first three months of 2017 of $970 million consisted of $832 million in development drilling and facilities, $127 million in exploration, $7 million in capitalized interest and $4 million in property acquisitions.

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

Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at March 31, 2018, as a net liability of $76 million.

Prices received by EOG for its crude oil production generally vary from NYMEX West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts through April 26, 2018. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through May 31, 2018 (closed)	15,000	$1.063
June 1, 2018 through December 31, 2018	15,000	1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts through April 26, 2018. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through May 31, 2018 (closed)	37,000	$3.818
June 1, 2018 through December 31, 2018	37,000	3.818

Presented below is a comprehensive summary of EOG's crude oil price swap contracts through April 26, 2018, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2018
January 1, 2018 through March 31, 2018 (closed)	134,000	$60.04
April 1, 2018 through December 31, 2018	134,000	60.04

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through April 26, 2018, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through May 31, 2018 (closed)	35,000	$3.00
June 1, 2018 through November 30, 2018	35,000	3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts through April 26, 2018, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through May 31, 2018 (closed)	120,000	$3.38	96,000	$2.94
June 1, 2018 through November 30, 2018	120,000	3.38	96,000	2.94

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 14 through 23 of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on pages 42 through 45 of EOG's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018 (EOG's 2017 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-30 through F-33 of EOG's 2017 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

January 1, 2018 - January 31, 2018	76,430	$112.94	—	6,386,200
February 1, 2018 - February 28, 2018	12,641	103.94	—	6,386,200
March 1, 2018 - March 31, 2018	65,485	102.89	—	6,386,200
Total	154,556	107.95	—

(1)
The 154,556 total shares for the quarter ended March 31, 2018, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the first quarter of 2018, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

10.1	-
EOG Resources, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective January 1, 2018) (incorporated by reference to Exhibit 4.4(a) to EOG's Registration Statement on Form S-8, SEC File No. 333-224466, filed April 26, 2018).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets - March 31, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2018 and 2017 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 3, 2018	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)