Form 10-Q
period 2018-06-30
EOG RESOURCES INC
filed 2018-08-02
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	579,200,784 (as of July 25, 2018)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		Page No.

	ITEM 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended June 30, 2018 and 2017 and Six Months Ended June 30, 2018 and 2017	3

		Condensed Consolidated Balance Sheets - June 30, 2018 and December 31, 2017	4

		Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2018 and 2017	5

		Notes to Condensed Consolidated Financial Statements	6

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	ITEM 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	39

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	ITEM 4.	Mine Safety Disclosures	39

	ITEM 6.	Exhibits	40

SIGNATURES			41

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues and Other
Crude Oil and Condensate	$2,377,528	$1,445,454	$4,478,836	$2,875,515
Natural Gas Liquids	286,354	146,907	507,769	300,351
Natural Gas	300,845	224,008	600,611	454,610
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(185,883)	9,446	(245,654)	71,466
Gathering, Processing and Marketing	1,436,436	778,797	2,538,258	1,505,334
Losses on Asset Dispositions, Net	(6,317)	(8,916)	(21,286)	(25,674)
Other, Net	29,114	16,776	60,705	41,435
Total	4,238,077	2,612,472	7,919,239	5,223,037
Operating Expenses
Lease and Well	314,604	255,186	614,668	510,963
Transportation Costs	177,797	186,356	354,754	365,070
Gathering and Processing Costs	109,169	34,746	210,514	72,890
Exploration Costs	47,478	34,711	82,314	91,605
Dry Hole Costs	4,902	27	4,902	27
Impairments	51,708	78,934	116,317	272,121
Marketing Costs	1,420,463	790,599	2,526,853	1,527,135
Depreciation, Depletion and Amortization	848,674	865,384	1,597,265	1,681,420
General and Administrative	104,083	108,507	198,781	205,745
Taxes Other Than Income	194,268	130,114	373,352	260,407
Total	3,273,146	2,484,564	6,079,720	4,987,383
Operating Income	964,931	127,908	1,839,519	235,654
Other Income (Expense), Net	(8,551)	4,972	(7,824)	8,123
Income Before Interest Expense and Income Taxes	956,380	132,880	1,831,695	243,777
Interest Expense, Net	63,444	70,413	125,400	141,928
Income Before Income Taxes	892,936	62,467	1,706,295	101,849
Income Tax Provision	196,205	39,414	370,975	50,279
Net Income	$696,731	$23,053	$1,335,320	$51,570
Net Income Per Share
Basic	$1.21	$0.04	$2.32	$0.09
Diluted	$1.20	$0.04	$2.30	$0.09
Dividends Declared per Common Share	$0.1850	$0.1675	$0.3700	$0.3350
Average Number of Common Shares
Basic	576,135	574,439	575,953	574,162
Diluted	580,375	578,483	580,007	578,573
Comprehensive Income
Net Income	$696,731	$23,053	$1,335,320	$51,570
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(3,229)	1,260	1,773	1,569
Other, Net of Tax	6	(86)	12	(49)
Other Comprehensive Income (Loss)	(3,223)	1,174	1,785	1,520
Comprehensive Income	$693,508	$24,227	$1,337,105	$53,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$1,008,215	$834,228
Accounts Receivable, Net	1,907,990	1,597,494
Inventories	670,994	483,865
Assets from Price Risk Management Activities	1,840	7,699
Income Taxes Receivable	364,119	113,357
Other	278,694	242,465
Total	4,231,852	3,279,108
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	55,319,050	52,555,741
Other Property, Plant and Equipment	4,141,479	3,960,759
Total Property, Plant and Equipment	59,460,529	56,516,500
Less: Accumulated Depreciation, Depletion and Amortization	(32,306,734)	(30,851,463)
Total Property, Plant and Equipment, Net	27,153,795	25,665,037
Deferred Income Taxes	17,067	17,506
Other Assets	689,666	871,427
Total Assets	$32,092,380	$29,833,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,336,952	$1,847,131
Accrued Taxes Payable	213,461	148,874
Dividends Payable	106,569	96,410
Liabilities from Price Risk Management Activities	195,457	50,429
Current Portion of Long-Term Debt	1,262,540	356,235
Other	182,322	226,463
Total	4,297,301	2,725,542

Long-Term Debt	5,172,257	6,030,836
Other Liabilities	1,304,624	1,275,213
Deferred Income Taxes	3,865,804	3,518,214
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 579,597,990 Shares Issued at June 30, 2018 and 578,827,768 Shares Issued at December 31, 2017	205,796	205,788
Additional Paid in Capital	5,591,643	5,536,547
Accumulated Other Comprehensive Loss	(17,512)	(19,297)
Retained Earnings	11,714,656	10,593,533
Common Stock Held in Treasury, 410,969 Shares at June 30, 2018 and 350,961 Shares at December 31, 2017	(42,189)	(33,298)
Total Stockholders' Equity	17,452,394	16,283,273
Total Liabilities and Stockholders' Equity	$32,092,380	$29,833,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,335,320	$51,570
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,597,265	1,681,420
Impairments	116,317	272,121
Stock-Based Compensation Expenses	67,289	58,061
Deferred Income Taxes	347,586	35,162
Losses on Asset Dispositions, Net	21,286	25,674
Other, Net	13,507	(6,691)
Dry Hole Costs	4,902	27
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	245,654	(71,466)
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	(88,334)	2,591
Other, Net	(261)	(185)
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(309,751)	103,786
Inventories	(192,219)	(6,129)
Accounts Payable	455,977	76,704
Accrued Taxes Payable	22,535	(39,124)
Other Assets	(62,843)	(61,089)
Other Liabilities	(53,168)	(66,869)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(27,279)	(79,138)
Net Cash Provided by Operating Activities	3,493,783	1,976,425
Investing Cash Flows
Additions to Oil and Gas Properties	(2,980,286)	(1,885,417)
Additions to Other Property, Plant and Equipment	(144,858)	(88,076)
Proceeds from Sales of Assets	8,276	175,260
Changes in Components of Working Capital Associated with Investing Activities	27,250	79,138
Net Cash Used in Investing Activities	(3,089,618)	(1,719,095)
Financing Cash Flows
Dividends Paid	(203,610)	(192,984)
Treasury Stock Purchased	(32,023)	(21,678)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	11,145	9,608
Repayment of Capital Lease Obligation	(3,354)	(3,251)
Changes in Components of Working Capital Associated with Financing Activities	29	—
Net Cash Used in Financing Activities	(227,813)	(208,305)
Effect of Exchange Rate Changes on Cash	(2,365)	523
Increase in Cash and Cash Equivalents	173,987	49,548
Cash and Cash Equivalents at Beginning of Period	834,228	1,599,895
Cash and Cash Equivalents at End of Period	$1,008,215	$1,649,443

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements within its United States segment as Gathering and Processing Costs, instead of a deduction to Revenues within its Condensed Consolidated Statements of Income and Comprehensive Income. There was no impact to operating income, net income or cash flows resulting from changes to the presentation of natural gas processing fees. The impacts of the adoption of ASU 2014-09 for the three and six months ended June 30, 2018, were as follows (in thousands):

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change
Operating Revenues and Other
Crude Oil and Condensate	$2,377,528	$2,377,528	$—	$4,478,836	$4,478,836	$—
Natural Gas Liquids	286,354	284,898	1,456	507,769	504,543	3,226
Natural Gas	300,845	257,652	43,193	600,611	514,273	86,338
Gathering, Processing and Marketing	1,436,436	1,431,077	5,359	2,538,258	2,527,313	10,945
Total Operating Revenues and Other	4,238,077	4,188,069	50,008	7,919,239	7,818,730	100,509
Operating Expenses
Gathering and Processing Costs	109,169	64,520	44,649	210,514	120,950	89,564
Marketing Costs	1,420,463	1,415,104	5,359	2,526,853	2,515,908	10,945
Total Operating Expenses	3,273,146	3,223,138	50,008	6,079,720	5,979,211	100,509
Operating Income	964,931	964,931	—	1,839,519	1,839,519	—

Revenues are recognized for the sale of crude oil and condensate, natural gas liquids (NGLs) and natural gas at the point control of the product is transferred to the customer, typically when production is delivered and title or risk of loss transfers to the customer. Arrangements for such sales are evidenced by signed contracts with prices typically based on stated market indices, with certain adjustments for product quality and geographic location. As EOG typically invoices customers shortly after performance obligations have been fulfilled, contract assets and contract liabilities are not recognized. The balances of accounts receivable from contracts with customers on January 1, 2018 and June 30, 2018, were $1,343 million and $1,608 million, respectively, and are included in Accounts Receivable, Net on the Condensed Consolidated Balance Sheets. Losses incurred on receivables from contracts with customers are infrequent and have been immaterial.

Crude Oil and Condensate. EOG sells its crude oil and condensate production at the wellhead or further downstream at a contractually-specified delivery point. Revenue is recognized when control transfers to the customer. Any costs incurred prior to the transfer of control, such as gathering and transportation, are recognized as Operating Expenses.

Natural Gas Liquids. EOG delivers certain of its natural gas production to either EOG-owned processing facilities or third-party processing facilities, where extraction of NGLs occurs. For EOG-owned facilities, revenue is recognized after processing upon transfer of NGLs to a customer. For third-party facilities, extracted NGLs are sold to the owner of the processing facility at the tailgate, or EOG takes possession and sells the extracted NGLs at the tailgate or exercises its option to sell further downstream to various customers.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

commodities are recorded as Marketing Costs, with sales of third-party commodities and fees received for gathering and processing recorded as Gathering, Processing and Marketing revenues.

Recently Issued Accounting Standards. In March 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" (ASU 2018-05). In December 2017, the United States (U.S.) enacted the Tax Cuts and Jobs Act (TCJA), which made significant changes to U.S. federal income tax law. Shortly after enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the TCJA. ASU 2018-05 codified various paragraphs of SAB 118 and was effective upon issuance. Under SAB 118, an entity would use a similar approach as the measurement period provided in the Business Combinations Topic of the Accounting Standards Codification (ASC). An entity will recognize those matters for which the accounting can be completed. For matters that have not been completed, the entity would either (1) recognize provisional amounts to the extent that they are reasonably able to be estimated and adjust them over time as more information becomes available or (2) for any specific income tax effects of the TCJA for which a reasonable estimate cannot be determined, continue to apply the Income Taxes Topic of the ASC on the basis of the provisions of the tax laws that were in effect immediately before the TCJA was signed into law. EOG has prepared its condensed consolidated financial statements for the three and six months ended June 30, 2018 in accordance with ASU 2018-05. EOG expects to have all provisional amounts finalized by the fourth quarter of 2018.

As discussed in EOG's 2017 Annual Report, provisional amounts were recorded for the impact of the statutory rate reduction from 35% to 21% and the deemed repatriation tax on foreign earnings. EOG has not made any measurement period adjustments related to these items during the three and six months ended June 30, 2018, because the foreign earnings and profits study has not been completed and the impact of certain tax elections on EOG's 2017 federal tax filings have not been fully analyzed.

Additionally, EOG recorded a provisional amount in 2017 for its refundable alternative minimum tax (AMT) credits due to the lack of guidance, at that time, on whether any portion of these credits would be sequestered due to a federal budgetary provision. In the first quarter of 2018, the Internal Revenue Service (IRS) affirmed that any refundable AMT credits resulting from the TCJA would be subject to sequestration. EOG does not expect further clarification from the IRS or Office of Management and Budget and therefore considers the accounting for sequestration on its refundable AMT credits complete.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right-of-use asset and a related lease liability representing the obligation to make lease payments, for certain lease transactions. Additional disclosures about an entity's lease transactions will also be required. ASU 2016-02 defines a lease as "a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration." In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842" (ASU 2018-01), which permits an entity an optional election to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016-02. Additionally, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements” (ASU 2018-11), which permits an entity (i) to apply the provisions of ASU 2016-02 at the adoption date instead of the earliest period presented in the financial statements, and, as a lessor, (ii) to account for lease and nonlease components as a single component as the nonlease components would otherwise be accounted for under the provisions of ASU 2014-09. ASU 2016-02 and other related ASUs are effective for interim and annual periods beginning after December 31, 2018, and early application is permitted. Based on the provisions of ASU 2018-11 and other related ASUs, lessees and lessors may recognize and measure leases at the beginning of the earliest period presented in the financial statements, defined as the effective date, using a modified retrospective approach, or at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings.

EOG is continuing its assessment of ASU 2016-02 by implementing its project plan, evaluating certain operational and corporate policies and processes, further defining its population of leases and reviewing numerous contracts. EOG plans to elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. Additionally, EOG plans to elect the practical expedient under ASU 2018-01 and not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date. EOG does not intend to early-adopt ASU 2016-02 and other related ASUs and has not determined which transition method it will use.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2017 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Lease and Well	$11.4	$9.6	$24.2	$20.5
Gathering and Processing Costs	0.1	0.2	0.2	0.4
Exploration Costs	5.7	5.3	12.6	11.5
General and Administrative	14.6	12.5	30.3	25.7
Total	$31.8	$27.6	$67.3	$58.1

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards.

At June 30, 2018, approximately 16.9 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $11.7 million and $11.1 million during the three months ended June 30, 2018 and 2017, respectively, and $23.7 million and $22.1 million during the six months ended June 30, 2018 and 2017, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the six-month periods ended June 30, 2018 and 2017 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted Average Fair Value of Grants	$29.18	$26.64	$23.27	$24.28
Expected Volatility	28.88%	30.46%	22.04%	30.33%
Risk-Free Interest Rate	2.23%	1.39%	1.60%	0.65%
Dividend Yield	0.67%	0.68%	0.66%	0.69%
Expected Life	5.0 years	5.3 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2018 and 2017 (stock options and SARs in thousands):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	9,103	$83.89	9,850	$75.53
Granted	32	110.17	16	96.41
Exercised (1)	(1,662)	71.33	(783)	57.05
Forfeited	(124)	92.07	(189)	89.40
Outstanding at June 30 (2)	7,349	$86.71	8,894	$76.90
Vested or Expected to Vest (3)	7,006	$86.44	8,594	$76.53
Exercisable at June 30 (4)	2,938	$78.74	4,973	$68.43

(1)
The total intrinsic value of stock options/SARs exercised for the six months ended June 30, 2018 and 2017 was $74.5 million and $33.5 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at June 30, 2018 and 2017 was $277.2 million and $147.8 million, respectively. At June 30, 2018 and 2017, the weighted average remaining contractual life was 4.3 years and 3.6 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2018 and 2017 was $266.2 million and $145.7 million, respectively. At June 30, 2018 and 2017, the weighted average remaining contractual life was 4.3 years and 3.5 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at June 30, 2018 and 2017 was $134.2 million and $120.9 million, respectively. At June 30, 2018 and 2017, the weighted average remaining contractual life was 2.7 years and 2.2 years, respectively.

At June 30, 2018, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $76.9 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $19.0 million and $15.6 million for the three months ended June 30, 2018 and 2017, respectively, and $41.3 million and $34.2 million for the six months ended June 30, 2018 and 2017, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2018 and 2017 (shares and units in thousands):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	3,905	$88.57	3,962	$79.63
Granted	309	103.52	437	98.97
Released (1)	(331)	69.55	(407)	63.20
Forfeited	(120)	91.28	(143)	83.92
Outstanding at June 30 (2)	3,763	$91.39	3,849	$83.40

(1)
The total intrinsic value of restricted stock and restricted stock units released for the six months ended June 30, 2018 and 2017 was $34.9 million and $40.4 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2018 and 2017 was $468.2 million and $348.4 million, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At June 30, 2018, unrecognized compensation expense related to restricted stock and restricted stock units totaled $153.2 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.1 years.

Performance Units and Performance Stock. EOG has granted performance units and/or performance stock (collectively, Performance Awards) to its executive officers annually since 2012. As more fully discussed in the grant agreements, the performance metric applicable to the Performance Awards is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. The fair value of the Performance Awards is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Award grants totaled $1.1 million and $0.9 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $2.3 million and $1.8 million for the six-month periods ended June 30, 2018 and 2017, respectively.

The following table sets forth the Performance Awards transactions for the six-month periods ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date
Outstanding at January 1	502,331		$90.96	545,290	$80.92
Granted	—		—	—	—
Granted for Performance Multiple (1)	71,805		101.87	118,834	84.43
Released (2)	—		—	(89,224)	84.43
Forfeited	—		—	—	—
Outstanding at June 30 (3)	574,136	(4)	$92.33	574,900	$81.10

(1)
Upon completion of the Performance Period for the Performance Awards granted in 2014 and 2013, a performance multiple of 200% was applied to each of the grants resulting in additional grants of Performance Awards in February 2018 and February 2017, respectively.

(2)
The total intrinsic value of Performance Awards released during the six months ended June 30, 2017 was approximately $9.0 million. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Awards are released.

(3)	The total intrinsic value of Performance Awards outstanding at June 30, 2018 and 2017 was approximately $71.4 million and $52.0 million, respectively.

(4)
Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 292,054 and a maximum of 856,218 Performance Awards could be outstanding.

At June 30, 2018, unrecognized compensation expense related to Performance Awards totaled $6.0 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.5 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and six-month periods ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$696,731	$23,053	$1,335,320	$51,570
Denominator for Basic Earnings Per Share -
Weighted Average Shares	576,135	574,439	575,953	574,162
Potential Dilutive Common Shares -
Stock Options/SARs	1,365	1,452	1,237	1,669
Restricted Stock/Units and Performance Units/Stock	2,875	2,592	2,817	2,742
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	580,375	578,483	580,007	578,573
Net Income Per Share
Basic	$1.21	$0.04	$2.32	$0.09
Diluted	$1.20	$0.04	$2.30	$0.09

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units that were anti-dilutive. Shares underlying the excluded stock options and SARs were zero and 3.4 million shares for the three months ended June 30, 2018 and 2017, respectively, and were zero and 2.0 million shares, respectively, for the six months ended June 30, 2018 and 2017, respectively.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Interest (1)	$133,148	$136,733
Income Taxes, Net of Refunds Received	$62,777	$98,157

(1)	Net of capitalized interest of $11 million and $14 million for the six months ended June 30, 2018 and 2017, respectively.

EOG's accrued capital expenditures at June 30, 2018 and 2017 were $724 million and $488 million, respectively.

Non-cash investing activities for the six months ended June 30, 2018, included additions of $83 million to EOG's oil and gas properties as a result of property exchanges and an addition of $48 million to EOG's other property, plant and equipment in connection with a capital lease transaction in the Permian Basin. Non-cash investing activities for the six months ended June 30, 2017, included additions of $154 million to EOG's oil and gas properties as a result of property exchanges.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues and Other
United States	$4,114,610	$2,530,885	$7,685,744	$5,050,734
Trinidad	81,611	72,299	162,624	146,222
Other International (1)	41,856	9,288	70,871	26,081
Total	$4,238,077	$2,612,472	$7,919,239	$5,223,037
Operating Income (Loss)
United States	$946,883	$130,314	$1,792,736	$249,845
Trinidad	27,821	32,360	68,118	48,773
Other International (1)	(9,773)	(34,766)	(21,335)	(62,964)
Total	964,931	127,908	1,839,519	235,654
Reconciling Items
Other Income (Expense), Net	(8,551)	4,972	(7,824)	8,123
Interest Expense, Net	(63,444)	(70,413)	(125,400)	(141,928)
Income Before Income Taxes	$892,936	$62,467	$1,706,295	$101,849

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations.

Total assets by reportable segment are presented below at June 30, 2018 and December 31, 2017 (in thousands):

	At June 30, 2018	At December 31, 2017
Total Assets
United States	$31,114,907	$28,312,599
Trinidad	624,358	974,477
Other International (1)	353,115	546,002
Total	$32,092,380	$29,833,078

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Carrying Amount at January 1	$946,848	$912,926
Liabilities Incurred	25,496	19,276
Liabilities Settled (1)	(8,184)	(28,726)
Accretion	17,941	17,010
Revisions	(148)	3,646
Foreign Currency Translations	(547)	3,808
Carrying Amount at June 30	$981,406	$927,940

Current Portion	$18,892	$33,922
Noncurrent Portion	$962,514	$894,018

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2018, are presented below (in thousands):

Six Months Ended June 30, 2018
Balance at January 1	$2,167
Additions Pending the Determination of Proved Reserves	3,512
Reclassifications to Proved Properties	(5,250)
Costs Charged to Expense	(429)
Balance at June 30	$—

At June 30, 2018, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and a defined benefit pension plan covering certain of its employees in Trinidad. For the six months ended June 30, 2018 and 2017, EOG's total costs recognized for these pension plans were $20.2 million and $18.4 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. During the six months ended June 30, 2018, EOG utilized commercial paper borrowings, bearing market interest rates, for various corporate financing purposes. EOG did not utilize any such borrowings during the six months ended June 30, 2017. At June 30, 2018 and December 31, 2017, EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings. The average borrowings outstanding under the commercial paper program were $17 million and zero during the six months ended June 30, 2018 and 2017, respectively. The weighted average interest rate for commercial paper borrowings during the six months ended June 30, 2018, was 1.97%.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. At June 30, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement at June 30, 2018, would have been 3.09% and 5.00%, respectively.
Common Stock. On August 2, 2018, EOG's Board of Directors increased the quarterly cash dividend on the common stock from the previous $0.1850 per share to $0.22 per share, effective beginning with the dividend to be paid on October 31, 2018, to stockholders of record as of October 17, 2018.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2017 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2018 and December 31, 2017 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2018
Financial Assets:
Natural Gas Swaps	$—	$—	$—	$—
Natural Gas Options	—	2	—	2
Crude Oil Basis Swaps	—	83	—	83
Financial Liabilities:
Crude Oil Swaps	$—	$261	$—	$261

At December 31, 2017
Financial Assets:
Natural Gas Swaps	$—	$2	$—	$2
Natural Gas Options/Collars	—	6	—	6
Financial Liabilities:
Crude Oil Swaps	$—	$38	$—	$38
Crude Oil Basis Swaps	—	19	—	19

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

Proved oil and gas properties and other assets with a carrying amount of $163 million were written down to their fair value of $131 million, resulting in pretax impairment charges of $32 million for the six months ended June 30, 2018. Included in the $32 million pretax impairment charges are $21 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions as the basis for determining the fair value of unproved properties received in non-cash property exchanges. See Note 4.

Fair Value of Debt. At June 30, 2018 and December 31, 2017, EOG had outstanding $6,390 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $6,419 million and $6,602 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts for the six months ended June 30, 2018. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through July 31, 2018 (closed)	15,000	$1.063
August 1, 2018 through December 31, 2018	15,000	1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts for the six months ended June 30, 2018. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through July 31, 2018 (closed)	37,000	$3.818
August 1, 2018 through December 31, 2018	37,000	3.818

2019
January 1, 2019 through December 31, 2019	8,000	$5.660

Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the six months ended June 30, 2018, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2018
January 1, 2018 through June 30, 2018 (closed)	134,000	$60.04
July 1, 2018 through December 31, 2018	134,000	60.04

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the six months ended June 30, 2018, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through July 31, 2018 (closed)	35,000	$3.00
August 1, 2018 through November 30, 2018	35,000	3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts for the six months ended June 30, 2018, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through July 31, 2018 (closed)	120,000	$3.38	96,000	$2.94
August 1, 2018 through November 30, 2018	120,000	3.38	96,000	2.94

The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at June 30, 2018 and December 31, 2017.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2018	December 31, 2017
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$2	$8
Noncurrent portion	Other Assets	17	—
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$195	$50
Noncurrent portion	Other Liabilities	—	7

(1)
The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $261 million, partially offset by gross assets of $66 million at June 30, 2018, and gross liabilities of $55 million, partially offset by gross assets of $5 million at December 31, 2017.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2018 and December 31, 2017. EOG had no collateral posted and held no collateral at June 30, 2018 and December 31, 2017.

13.  Acquisitions and Divestitures

During the six months ended June 30, 2018, EOG recognized a net loss on asset dispositions of $(21) million, primarily due to non-cash exchanges of unproved leasehold in New Mexico and Wyoming as well as the disposition of inventory and other assets, and received proceeds of approximately $8 million. During the six months ended June 30, 2017, EOG recognized a net loss on asset dispositions of $(26) million and received proceeds of approximately $175 million primarily from the sale of producing assets, unproved leasehold and other property, plant and equipment in Oklahoma and Texas.

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

Crude oil, natural gas liquids (NGLs) and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas and the availability of other energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2018 will continue to impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first six months of 2018, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $65.41 per barrel and $2.86 per million British thermal units (MMBtu), respectively, representing an increase of 31% and a decrease of 11%, respectively, from the average NYMEX prices for the same period in 2017. Market prices for NGLs are influenced by crude oil prices and the composition of NGL production including ethane, propane and butane, among others. Based on its 2018 drilling and completion plans, EOG expects 2018 total production and total crude oil production to increase as compared to 2017.

During the first half of 2018, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG continued to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions and to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 76% of EOG's United States production during the first half of 2018 and 77% for the same period of 2017. During the first half of 2018, EOG's drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas and crude oil and condensate under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC), and crude oil and condensate, which is sold to the Petroleum Company of Trinidad and Tobago Limited. During the second quarter of 2018, EOG completed seismic surveys in the SECC Block and will continue to process that data through the remainder of 2018.

Other International. In the United Kingdom, EOG produces crude oil from its 100% working interest East Irish Sea Conwy Development project (Conwy Project). Beginning in the second quarter of 2017, the Conwy Project was off-line due to facility improvements and operational issues. During the first quarter of 2018, production from the Conwy Project resumed.

In the Sichuan Basin, Sichuan Province, China, EOG constructed a new gas gathering line and completed the last previously-drilled well of a 2017 five-well development program in the Bajiaochang Field. The natural gas from the Bajiaochang Field is sold under a long-term contract to PetroChina. Additionally, EOG plans to drill five new wells in the Bajiaochang Field in the second half of 2018, of which four are expected to be completed by the end of 2018.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 27% at June 30, 2018 and 28% at December 31, 2017. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

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

Results of Operations

The following review of operations for the three months and six months ended June 30, 2018 and 2017 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Operating Revenues. During the second quarter of 2018, operating revenues increased $1,626 million, or 62%, to $4,238 million from $2,612 million for the same period of 2017. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the second quarter of 2018 increased $1,149 million, or 63%, to $2,965 million from $1,816 million for the same period of 2017. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $186 million for the second quarter of 2018 compared to net gains of $9 million for the same period of 2017. Gathering, processing and marketing revenues for the second quarter of 2018 increased $657 million, or 84%, to $1,436 million from $779 million for the same period of 2017. Net losses on asset dispositions were $6 million for the second quarter of 2018 compared to $9 million for the same period of 2017.

Wellhead volume and price statistics for the three-month periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
Crude Oil and Condensate Volumes (MBbld) (1)
United States	379.2		333.1
Trinidad	0.8		0.8
Other International (2)	4.6		0.8
Total	384.6		334.7
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$67.91		$47.51
Trinidad	60.57		39.64
Other International (2)	70.88		35.13
Composite	67.93		47.46
Natural Gas Liquids Volumes (MBbld) (1)
United States	112.9		86.6
Other International (2)	—		—
Total	112.9		86.6
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$27.86		$18.65
Other International (2)	—		—
Composite	27.86		18.65
Natural Gas Volumes (MMcfd) (1)
United States	914		755
Trinidad	282		320
Other International (2)	32		21
Total	1,228		1,096
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.56		$2.14
Trinidad	2.98		2.40
Other International (2)	4.10		3.66
Composite	2.69	(4)	2.25
Crude Oil Equivalent Volumes (MBoed) (5)
United States	644.4		545.6
Trinidad	47.8		54.1
Other International (2)	10.0		4.2
Total	702.2		603.9

Total MMBoe (5)	63.9		55.0

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Canada operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

(4)
Includes a positive revenue adjustment of $0.39 per Mcf related to the adoption of ASU 2014-09, "Revenue From Contracts with Customers" (ASU 2014-09) (see Note 1 to the Condensed Consolidated Financial Statements). In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements as Gathering and Processing Costs, instead of a deduction to Natural Gas revenues.

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

Wellhead crude oil and condensate revenues for the second quarter of 2018 increased $933 million, or 65%, to $2,378 million from $1,445 million for the same period of 2017. The increase was primarily due to a higher composite wellhead crude oil and condensate price ($717 million) and an increase of 50 MBbld, or 15%, in wellhead crude oil and condensate production ($216 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the second quarter of 2018 increased 43% to $67.93 per barrel compared to $47.46 per barrel for the same period of 2017.

NGL revenues for the second quarter of 2018 increased $139 million, or 95%, to $286 million from $147 million for the same period of 2017 due primarily to a higher composite average price ($94 million) and an increase of 26 MBbld, or 30%, in production ($45 million). Increased production was primarily in the Permian Basin and the Eagle Ford. EOG's composite NGL price for the second quarter of 2018 increased 49% to $27.86 per barrel compared to $18.65 per barrel for the same period of 2017.

Wellhead natural gas revenues for the second quarter of 2018 increased $77 million, or 34%, to $301 million from $224 million for the same period of 2017. The increase was due to a higher composite wellhead natural gas price ($50 million) and an increase in natural gas deliveries ($27 million). Natural gas deliveries for the second quarter of 2018 increased 132 MMcfd, or 12%, compared to the same period of 2017 due primarily to higher deliveries in the United States resulting from increased production of associated natural gas from the Permian Basin and the Eagle Ford, partially offset by lower natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the second quarter of 2018 increased 20% to $2.69 per Mcf compared to $2.25 per Mcf for the same period of 2017. This increase in composite wellhead natural gas prices includes a positive revenue adjustment of $0.39 per Mcf related to the adoption of ASU 2014-09.

During the second quarter of 2018, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $186 million compared to net gains of $9 million for the same period of 2017. During the second quarter of 2018, net cash paid for settlements of financial commodity derivative contracts was $66 million compared to net cash received of $0.7 million for the same period of 2017.

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

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2018 increased $28 million as compared to the same period of 2017 primarily due to higher margins on crude oil marketing activities.

Operating and Other Expenses.  For the second quarter of 2018, operating expenses of $3,273 million were $788 million higher than the $2,485 million incurred during the second quarter of 2017.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Lease and Well	$4.92	$4.64
Transportation Costs	2.78	3.39
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.83	15.22
Other Property, Plant and Equipment	0.45	0.52
General and Administrative (G&A)	1.63	1.97
Interest Expense, Net	0.99	1.28
Total (1)	$23.60	$27.02

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for the three months ended June 30, 2018, compared to the same period of 2017, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $315 million for the second quarter of 2018 increased $60 million from $255 million for the same prior year period primarily due to increased operating and maintenance costs ($42 million), lease and well administrative expenses ($13 million) and workover expenditures ($11 million), all in the United States, partially offset by decreased operating and maintenance costs in the United Kingdom ($7 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

Transportation costs represent costs associated with the delivery of hydrocarbon products from the lease to a downstream point of sale. Transportation costs include transportation fees, the cost of compression (the cost of compressing natural gas to meet pipeline pressure requirements), the cost of dehydration (the cost associated with removing water from natural gas to meet pipeline requirements), gathering fees and fuel costs.

Transportation costs of $178 million for the second quarter of 2018 decreased $9 million from $186 million for the same prior year period primarily due to decreased transportation costs in the Barnett Shale ($16 million), Rocky Mountain area ($11 million) and the Eagle Ford ($6 million), partially offset by increased transportation costs in the Permian Basin ($27 million).

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

DD&A expenses for the second quarter of 2018 decreased $16 million to $849 million from $865 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2018 were $17 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($167 million), partially offset by increased production in the United States ($144 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies from drilling and completions operations.

G&A expense of $104 million for the second quarter of 2018 decreased $5 million from $109 million for the same prior year period primarily due to decreased professional, legal and other services ($13 million), partially offset by increased employee-related expenses ($6 million).

Interest expense, net of $63 million for the second quarter of 2018 decreased $7 million compared to the same prior year period primarily due to repayment in September 2017 of the $600 million aggregate principal amount of 5.875% Senior Notes due 2017.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets and, beginning January 1, 2018, natural gas processing fees from third parties. EOG pays third parties to process a portion of its natural gas production to extract NGLs. See Note 1 to the Condensed Consolidated Financial Statements for discussion related to EOG's adoption of ASU 2014-09.

Gathering and processing costs increased $74 million to $109 million for the second quarter of 2018 compared to $35 million for the same prior year period primarily due to the adoption of ASU 2014-09 ($45 million) and increased operating costs in the Permian Basin ($12 million), the Eagle Ford ($10 million) and the United Kingdom ($5 million).

Exploration costs of $47 million for the second quarter of 2018 increased $12 million from $35 million for the same prior year period primarily due to increased geological and geophysical costs in Trinidad.

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

Impairments of $52 million for the second quarter of 2018 were $27 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties and other assets in the United States ($14 million) and decreased amortization of unproved property costs in the United States ($13 million), which was caused by a decrease in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $10 million and $24 million for the second quarter of 2018 and 2017, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2018 increased $64 million to $194 million (6.6% of wellhead revenues) compared to $130 million (7.2% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increases in severance/production taxes as a result of increased wellhead revenues in the United States.

Other income (expense), net for the second quarter of 2018 decreased $14 million compared to the same prior year period primarily due to an increase in foreign currency exchange losses ($8 million) and increased deferred compensation expense ($6 million).

EOG recognized an income tax provision of $196 million for the second quarter of 2018 compared to an income tax provision of $39 million in the second quarter of 2017, primarily due to an increase in pretax income. The net effective tax rate for 2018 decreased to 22% from 63% in 2017. The lower effective tax rate is mostly due to the reduction in the U.S. federal statutory tax rate to 21% in 2018 from 35% in 2017, foreign income in the United Kingdom for which no taxes are recorded due to valuation allowances and the absence of certain 2017 state income tax apportionment changes.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Operating Revenues. During the first six months of 2018, operating revenues increased $2,696 million, or 52%, to $7,919 million from $5,223 million for the same period of 2017. Total wellhead revenues for the first six months of 2018 increased $1,956 million, or 54%, to $5,587 million from $3,631 million for the same period of 2017. During the first six months of 2018, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $246 million compared to net gains of $71 million for the same period of 2017. Gathering, processing and marketing revenues for the first six months of 2018 increased $1,033 million, or 69%, to $2,538 million from $1,505 million for the same period of 2017. Net losses on asset dispositions were $21 million for the first six months of 2018 compared to $26 million for the same period of 2017.

Wellhead volume and price statistics for the six-month periods ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018		2017
Crude Oil and Condensate Volumes (MBbld)
United States	369.5		322.8
Trinidad	0.9		0.8
Other International	3.6		1.6
Total	374.0		325.2
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$66.13		$48.89
Trinidad	57.59		40.63
Other International	71.14		44.66
Composite	66.16		48.85
Natural Gas Liquids Volumes (MBbld)
United States	106.8		82.7
Other International	—		—
Total	106.8		82.7
Average Natural Gas Liquids Prices ($/Bbl)
United States	$26.27		$20.06
Other International	—		—
Composite	26.27		20.06
Natural Gas Volumes (MMcfd)
United States	884		742
Trinidad	288		314
Other International	30		21
Total	1,202		1,077
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.65		$2.23
Trinidad	2.93		2.48
Other International	4.22		3.71
Composite	2.76	(2)	2.33
Crude Oil Equivalent Volumes (MBoed)
United States	623.6		529.2
Trinidad	48.8		53.1
Other International	8.8		5.1
Total	681.2		587.4

Total MMBoe	123.3		106.3

(1)	Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

(2)
Includes a positive revenue adjustment of $0.40 per Mcf related to the adoption of ASU 2014-09 (see Note 1 to the Condensed Consolidated Financial Statements). In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements as Gathering and Processing Costs, instead of a deduction to Natural Gas revenues.

Wellhead crude oil and condensate revenues for the first six months of 2018 increased $1,603 million, or 56%, to $4,479 million from $2,876 million for the same period of 2017 due primarily to a higher composite wellhead crude oil and condensate price ($1,172 million) and an increase of 49 MBbld, or 15%, in wellhead crude oil and condensate production ($431 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first six months of 2018 increased 35% to $66.16 per barrel compared to $48.85 per barrel for the same period of 2017.

NGL revenues for the first six months of 2018 increased $208 million, or 69%, to $508 million from $300 million for the same period of 2017 due primarily to a higher composite average price ($120 million) and an increase of 24 MBbld, or 29%, in NGL deliveries ($88 million) primarily in the Permian Basin and the Eagle Ford. EOG's composite NGL price for the first six months of 2018 increased 31% to $26.27 per barrel compared to $20.06 per barrel for the same period of 2017.

Wellhead natural gas revenues for the first six months of 2018 increased $146 million, or 32%, to $601 million from $455 million for the same period of 2017. The increase was due to a higher composite wellhead natural gas price ($93 million) and an increase in natural gas deliveries ($53 million). Natural gas deliveries for the first six months of 2018 increased 125 MMcfd, or 12%, compared to the same period of 2017 due primarily to higher deliveries in the United States resulting from increased production of associated natural gas from the Permian Basin and the Eagle Ford, partially offset by lower natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the first six months of 2018 increased 18% to $2.76 per Mcf compared to $2.33 per Mcf for the same period of 2017. The increase in composite wellhead natural gas prices includes a positive revenue adjustment of $0.40 per Mcf related to the adoption of ASU 2014-09.

During the first six months of 2018, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $246 million compared to net gains of $71 million for the same period of 2017. During the first six months of 2018, net cash paid for settlements of financial commodity derivative contracts was $88 million compared to net cash received for settlements of financial commodity derivative contracts of $3 million for the same period of 2017. The net cash received for financial commodity derivative contracts during the first six months of 2017 included certain early-terminated crude oil price swaps.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2018 increased $33 million as compared to the same period of 2017 primarily due to higher margins on crude oil marketing activities.

Operating and Other Expenses. For the first six months of 2018, operating expenses of $6,080 million were $1,093 million higher than the $4,987 million incurred during the same period of 2017. The following table presents the costs per Boe for the six-month periods ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Lease and Well	$4.99	$4.81
Transportation Costs	2.88	3.43
DD&A -
Oil and Gas Properties	12.49	15.28
Other Property, Plant and Equipment	0.46	0.54
G&A	1.61	1.94
Interest Expense, Net	1.02	1.33
Total (1)	$23.45	$27.33

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for the six months ended June 30, 2018, compared to the same period of 2017 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $615 million for the first six months of 2018 increased $104 million from $511 million for the same prior year period primarily due to higher operating and maintenance costs ($78 million), higher workover expenditures ($16 million) and higher lease and well administrative costs ($14 million), all in the United States, partially offset by lower operating and maintenance costs in the United Kingdom ($6 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

Transportation costs of $355 million for the first six months of 2018 decreased $10 million from $365 million for the same prior year period primarily due to decreased transportation costs in the Barnett Shale ($32 million), the Rocky Mountain area ($15 million) and the Eagle Ford ($12 million), partially offset by increased transportation costs in the Permian Basin ($52 million).

DD&A expenses for the first six months of 2018 decreased $84 million to $1,597 million from $1,681 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2018 were $84 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($366 million), partially offset by increased production in the United States ($275 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies from drilling and completions operations.

G&A expenses of $199 million for the first six months of 2018 decreased $7 million from $206 million for the same prior year period primarily due to decreased professional, legal and other services ($15 million), partially offset by increased employee-related expenses ($5 million) and information systems costs ($4 million).

Interest expense, net of $125 million for the first six months of 2018 decreased $17 million compared to the same prior year period primarily due to repayment in September 2017 of the $600 million aggregate principal amount of 5.875% Senior Notes due 2017.

Gathering and processing costs for the first six months of 2018 increased $138 million to $211 million compared to the same prior year period primarily due to the adoption of ASU 2014-09 ($90 million) and increased operating costs in the Eagle Ford ($22 million) and the Permian Basin ($19 million).

Exploration costs of $82 million for the first six months of 2018 decreased $10 million from $92 million for the same prior year period primarily due to decreased geological and geophysical costs in the United States.

Impairments of $116 million for the first six months of 2018 were $156 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties and other assets in the United States ($129 million) and decreased amortization of unproved property costs in the United States ($27 million), which was caused by a decrease in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $32 million and $161 million for the first six months of 2018 and 2017, respectively.

Taxes other than income for the first six months of 2018 increased $113 million to $373 million (6.7% of wellhead revenues) from $260 million (7.2% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes in the United States as a result of increased wellhead revenues.

Other income (expense), net for the first six months of 2018 decreased $16 million compared to the same prior year period primarily due to an increase in foreign currency exchange losses ($9 million) and increased deferred compensation expense ($6 million).

EOG recognized an income tax provision of $371 million for the first six months of 2018 compared to an income tax provision of $50 million for the same period in 2017, primarily due to an increase in pretax income. The net effective tax rate for the first six months of 2018 decreased to 22% from 49% for the first six months of 2017. The lower effective tax rate is mostly due to the reduction in the U.S. federal statutory tax rate to 21% in 2018 from 35% in 2017, foreign income in the United Kingdom for which no taxes are recorded due to valuation allowances and the absence of certain 2017 state income tax apportionment changes, partially offset by a reduction in tax benefits from stock-based compensation.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2018, were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; other property, plant and equipment expenditures; and purchases of treasury stock in connection with stock compensation plans. During the first six months of 2018, EOG's cash balance increased $174 million to $1,008 million from $834 million at December 31, 2017.

Net cash provided by operating activities of $3,494 million for the first six months of 2018 increased $1,517 million compared to the same period of 2017 primarily due to an increase in wellhead revenues ($1,956 million), a favorable change in net cash paid for income taxes ($35 million) and a favorable change in net cash paid for interest ($4 million), partially offset by an increase in cash operating expenses ($315 million), an unfavorable change in working capital ($156 million) and an increase in net cash paid for settlements of commodity derivative contracts ($91 million).

Net cash used in investing activities of $3,090 million for the first six months of 2018 increased by $1,371 million compared to the same period of 2017 due to an increase in additions to oil and gas properties ($1,095 million), a decrease in proceeds from the sales of assets ($167 million), an increase in additions to other property, plant and equipment ($57 million) and an unfavorable change in components of working capital associated with investing activities ($52 million).

Net cash used in financing activities of $228 million for the first six months of 2018 included cash dividend payments ($204 million) and purchases of treasury stock in connection with stock compensation plans ($32 million), partially offset by proceeds from stock options exercised and employee stock purchase plans ($11 million). Net cash used in financing activities of $208 million for the first six months of 2017 included cash dividend payments ($193 million) and purchases of treasury stock in connection with stock compensation plans ($22 million).

Total Expenditures. For the year 2018, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $5.4 billion to $5.8 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the six-month periods ended June 30, 2018 and 2017 (in millions):

	Six Months Ended June 30,
	2018	2017
Expenditure Category
Capital
Exploration and Development Drilling	$2,503	$1,447
Facilities	340	309
Leasehold Acquisitions (1)	172	265
Property Acquisitions (2)	37	4
Capitalized Interest	11	14
Subtotal	3,063	2,039
Exploration Costs	82	92
Dry Hole Costs	5	—
Exploration and Development Expenditures	3,150	2,131
Asset Retirement Costs	31	24
Total Exploration and Development Expenditures	3,181	2,155
Other Property, Plant and Equipment (3)	193	90
Total Expenditures	$3,374	$2,245

(1)	Leasehold acquisitions included $60 million and $154 million for the six-month periods ended June 30, 2018 and 2017, respectively, related to non-cash property exchanges.

(2)	Property acquisitions included $23 million for the six-month period ended June 30, 2018 related to non-cash property exchanges.

(3)	Other property, plant and equipment included $48 million of non-cash additions for the six-month period ended June 30, 2018 in connection with a capital lease transaction in the Permian Basin.

Exploration and development expenditures of $3,150 million for the first six months of 2018 were $1,019 million higher than the same period of 2017 primarily due to increased exploration and drilling expenditures in the United States ($1,116 million), increased property acquisitions ($33 million) and increased facilities expenditures ($31 million), partially offset by decreased leasehold acquisitions ($93 million), decreased exploration and drilling expenditures in Trinidad ($53 million) and decreased geological and geophysical expenditures ($12 million). Exploration and development expenditures for the first six months of 2018 of $3,150 million consisted of $2,839 million in development drilling and facilities, $263 million in exploration, $37 million in property acquisitions and $11 million in capitalized interest. Exploration and development expenditures for the first six months of 2017 of $2,131 million consisted of $1,749 million in development drilling and facilities, $364 million in exploration, $14 million in capitalized interest and $4 million in property acquisitions.

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

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at June 30, 2018, as a net liability of $176 million.

Prices received by EOG for its crude oil production generally vary from NYMEX West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts through July 27, 2018. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through August 31, 2018 (closed)	15,000	$1.063
September 1, 2018 through December 31, 2018	15,000	1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts through July 27, 2018. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through August 31, 2018 (closed)	37,000	$3.818
September 1, 2018 through September 30, 2018	37,000	3.818
October 1, 2018 through December 31, 2018	52,000	3.911

2019
January 1, 2019 through December 31, 2019	8,000	$5.660

Presented below is a comprehensive summary of EOG's crude oil price swap contracts through July 27, 2018, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2018
January 1, 2018 through June 30, 2018 (closed)	134,000	$60.04
July 1, 2018 through December 31, 2018	134,000	60.04

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through July 27, 2018, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through August 31, 2018 (closed)	35,000	$3.00
September 1, 2018 through November 30, 2018	35,000	3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts through July 27, 2018, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through August 31, 2018 (closed)	120,000	$3.38	96,000	$2.94
September 1, 2018 through November 30, 2018	120,000	3.38	96,000	2.94

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including, among others, statements and projections regarding EOG's future financial position, operations, performance, business strategy, returns, budgets, reserves, levels of production, costs and asset sales, statements regarding future commodity prices and statements regarding the plans and objectives of EOG's management for future operations, are forward-looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "project," "strategy," "intend," "plan," "target," "aims," "goal," "may," "will," "should" and "believe" or the negative of those terms or other variations or comparable terminology to identify its forward-looking statements. In particular, statements, express or implied, concerning EOG's future operating results and returns or EOG's ability to replace or increase reserves, increase production, reduce or otherwise control operating and capital costs, generate income or cash flows, pay down indebtedness or pay and/or increase dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes the expectations reflected in its forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Moreover, EOG's forward-looking statements may be affected by known, unknown or currently unforeseen risks, events or circumstances that may be outside EOG's control. Important factors that could cause EOG's actual results to differ materially from the expectations reflected in EOG's forward-looking statements include, among others:

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

April 1, 2018 - April 30, 2018	22,366	$112.60	—	6,386,200
May 1, 2018 - May 31, 2018	52,377	122.59	—	6,386,200
June 1, 2018 - June 30, 2018	52,182	119.15	—	6,386,200
Total	126,925	119.42	—

(1)
The 126,925 total shares for the quarter ended June 30, 2018, and the 281,481 total shares for the six months ended June 30, 2018, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the second quarter of 2018, EOG did not repurchase any shares under the Board-authorized repurchase program.

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three and Six Months Ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets - June 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2018 and 2017 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 2, 2018	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)