Form 10-Q
period 2018-09-30
EOG RESOURCES INC
filed 2018-11-01
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	579,903,041 (as of October 26, 2018)

EOG RESOURCES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION		Page No.

	ITEM 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended September 30, 2018 and 2017 and Nine Months Ended September 30, 2018 and 2017	3

		Condensed Consolidated Balance Sheets - September 30, 2018 and December 31, 2017	4

		Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2018 and 2017	5

		Notes to Condensed Consolidated Financial Statements	6

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	38

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	ITEM 4.	Mine Safety Disclosures	38

	ITEM 6.	Exhibits	39

SIGNATURES			40

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues and Other
Crude Oil and Condensate	$2,655,278	$1,451,410	$7,134,114	$4,326,925
Natural Gas Liquids	353,704	180,038	861,473	480,389
Natural Gas	311,713	220,402	912,324	675,012
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(52,081)	(6,606)	(297,735)	64,860
Gathering, Processing and Marketing	1,360,992	784,368	3,899,250	2,289,702
Gains (Losses) on Asset Dispositions, Net	115,944	(8,202)	94,658	(33,876)
Other, Net	36,074	23,434	96,779	64,869
Total	4,781,624	2,644,844	12,700,863	7,867,881
Operating Expenses
Lease and Well	321,568	251,943	936,236	762,906
Transportation Costs	196,027	183,565	550,781	548,635
Gathering and Processing Costs	114,063	32,590	324,577	105,480
Exploration Costs	32,823	30,796	115,137	122,401
Dry Hole Costs	358	50	5,260	77
Impairments	44,617	53,677	160,934	325,798
Marketing Costs	1,326,974	793,536	3,853,827	2,320,671
Depreciation, Depletion and Amortization	918,180	846,222	2,515,445	2,527,642
General and Administrative	111,284	111,717	310,065	317,462
Taxes Other Than Income	209,043	125,912	582,395	386,319
Total	3,274,937	2,430,008	9,354,657	7,417,391
Operating Income	1,506,687	214,836	3,346,206	450,490
Other Income (Expense), Net	3,308	226	(4,516)	8,349
Income Before Interest Expense and Income Taxes	1,509,995	215,062	3,341,690	458,839
Interest Expense, Net	63,632	69,082	189,032	211,010
Income Before Income Taxes	1,446,363	145,980	3,152,658	247,829
Income Tax Provision	255,411	45,439	626,386	95,718
Net Income	$1,190,952	$100,541	$2,526,272	$152,111
Net Income Per Share
Basic	$2.06	$0.17	$4.38	$0.26
Diluted	$2.05	$0.17	$4.35	$0.26
Dividends Declared per Common Share	$0.2200	$0.1675	$0.5900	$0.5025
Average Number of Common Shares
Basic	577,254	574,783	576,431	574,370
Diluted	581,559	578,736	580,442	578,453
Comprehensive Income
Net Income	$1,190,952	$100,541	$2,526,272	$152,111
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(1,952)	355	(179)	1,924
Other, Net of Tax	6	(25)	18	(74)
Other Comprehensive Income (Loss)	(1,946)	330	(161)	1,850
Comprehensive Income	$1,189,006	$100,871	$2,526,111	$153,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$1,274,132	$834,228
Accounts Receivable, Net	2,151,247	1,597,494
Inventories	766,964	483,865
Assets from Price Risk Management Activities	1,569	7,699
Income Taxes Receivable	320,938	113,357
Other	302,242	242,465
Total	4,817,092	3,279,108
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	56,799,237	52,555,741
Other Property, Plant and Equipment	4,191,958	3,960,759
Total Property, Plant and Equipment	60,991,195	56,516,500
Less: Accumulated Depreciation, Depletion and Amortization	(33,043,454)	(30,851,463)
Total Property, Plant and Equipment, Net	27,947,741	25,665,037
Deferred Income Taxes	16,880	17,506
Other Assets	856,023	871,427
Total Assets	$33,637,736	$29,833,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,435,773	$1,847,131
Accrued Taxes Payable	249,234	148,874
Dividends Payable	126,829	96,410
Liabilities from Price Risk Management Activities	132,618	50,429
Current Portion of Long-Term Debt	1,262,874	356,235
Other	217,819	226,463
Total	4,425,147	2,725,542

Long-Term Debt	5,171,949	6,030,836
Other Liabilities	1,302,249	1,275,213
Deferred Income Taxes	4,199,921	3,518,214
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 580,308,937 Shares Issued at September 30, 2018 and 578,827,768 Shares Issued at December 31, 2017	205,803	205,788
Additional Paid in Capital	5,626,259	5,536,547
Accumulated Other Comprehensive Loss	(19,458)	(19,297)
Retained Earnings	12,778,104	10,593,533
Common Stock Held in Treasury, 478,042 Shares at September 30, 2018 and 350,961 Shares at December 31, 2017	(52,238)	(33,298)
Total Stockholders' Equity	18,538,470	16,283,273
Total Liabilities and Stockholders' Equity	$33,637,736	$29,833,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,526,272	$152,111
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,515,445	2,527,642
Impairments	160,934	325,798
Stock-Based Compensation Expenses	116,290	101,537
Deferred Income Taxes	681,702	114,850
(Gains) Losses on Asset Dispositions, Net	(94,658)	33,876
Other, Net	15,314	(4,514)
Dry Hole Costs	5,260	77
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	297,735	(64,860)
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	(180,228)	4,730
Other, Net	1,652	270
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(553,529)	(25,445)
Inventories	(286,817)	(17,674)
Accounts Payable	537,525	112,894
Accrued Taxes Payable	(36,891)	(49,967)
Other Assets	(103,334)	(83,940)
Other Liabilities	(14,776)	(69,224)
Changes in Components of Working Capital Associated with Investing and Financing Activities	95,484	(120,373)
Net Cash Provided by Operating Activities	5,683,380	2,937,788
Investing Cash Flows
Additions to Oil and Gas Properties	(4,571,932)	(2,927,988)
Additions to Other Property, Plant and Equipment	(202,384)	(139,558)
Proceeds from Sales of Assets	11,582	191,593
Other Investing Activities	(19,993)	—
Changes in Components of Working Capital Associated with Investing Activities	(95,541)	120,469
Net Cash Used in Investing Activities	(4,878,268)	(2,755,484)
Financing Cash Flows
Long-Term Debt Repayments	—	(600,000)
Dividends Paid	(311,075)	(289,261)
Treasury Stock Purchased	(58,558)	(50,374)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	12,098	11,174
Repayment of Capital Lease Obligation	(5,052)	(4,897)
Changes in Components of Working Capital Associated with Financing Activities	57	(96)
Net Cash Used in Financing Activities	(362,530)	(933,454)
Effect of Exchange Rate Changes on Cash	(2,678)	(2,607)
Increase (Decrease) in Cash and Cash Equivalents	439,904	(753,757)
Cash and Cash Equivalents at Beginning of Period	834,228	1,599,895
Cash and Cash Equivalents at End of Period	$1,274,132	$846,138

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements within its United States segment as Gathering and Processing Costs, instead of as a deduction to Revenues within its Condensed Consolidated Statements of Income and Comprehensive Income. There was no impact to operating income, net income or cash flows resulting from changes to the presentation of natural gas processing fees. The impacts of the adoption of ASU 2014-09 for the three and nine months ended September 30, 2018, were as follows (in thousands):

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change	As Reported	Amounts Without Adoption of ASU 2014-09	Effect of Change
Operating Revenues and Other
Crude Oil and Condensate	$2,655,278	$2,655,278	$—	$7,134,114	$7,134,114	$—
Natural Gas Liquids	353,704	352,084	1,620	861,473	856,628	4,845
Natural Gas	311,713	256,169	55,544	912,324	770,441	141,883
Gathering, Processing and Marketing	1,360,992	1,355,909	5,083	3,899,250	3,883,222	16,028
Total Operating Revenues and Other	4,781,624	4,719,377	62,247	12,700,863	12,538,107	162,756
Operating Expenses
Gathering and Processing Costs	114,063	56,899	57,164	324,577	177,849	146,728
Marketing Costs	1,326,974	1,321,891	5,083	3,853,827	3,837,799	16,028
Total Operating Expenses	3,274,937	3,212,690	62,247	9,354,657	9,191,901	162,756
Operating Income	1,506,687	1,506,687	—	3,346,206	3,346,206	—

Revenues are recognized for the sale of crude oil and condensate, natural gas liquids (NGLs) and natural gas at the point control of the product is transferred to the customer, typically when production is delivered and title or risk of loss transfers to the customer. Arrangements for such sales are evidenced by signed contracts with prices typically based on stated market indices, with certain adjustments for product quality and geographic location. As EOG typically invoices customers shortly after performance obligations have been fulfilled, contract assets and contract liabilities are not recognized. The balances of accounts receivable from contracts with customers on January 1, 2018 and September 30, 2018, were $1,343 million and $1,812 million, respectively, and are included in Accounts Receivable, Net on the Condensed Consolidated Balance Sheets. Losses incurred on receivables from contracts with customers are infrequent and have been immaterial.

Crude Oil and Condensate. EOG sells its crude oil and condensate production at the wellhead or further downstream at a contractually-specified delivery point. Revenue is recognized when control transfers to the customer based on contract terms which reflect prevailing market prices. Any costs incurred prior to the transfer of control, such as gathering and transportation, are recognized as Operating Expenses.

Natural Gas Liquids. EOG delivers certain of its natural gas production to either EOG-owned processing facilities or third-party processing facilities, where extraction of NGLs occurs. For EOG-owned facilities, revenue is recognized after processing upon transfer of NGLs to a customer. For third-party facilities, extracted NGLs are sold to the owner of the processing facility at the tailgate, or EOG takes possession and sells the extracted NGLs at the tailgate or exercises its option to sell further downstream to various customers. Under typical arrangements for third-party facilities, revenue is recognized after processing upon the transfer of control of the NGLs, either at the tailgate of the processing plant or further downstream. EOG recognizes revenues based on contract terms which reflect prevailing market prices, with processing fees recognized as Gathering and Processing Costs.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Gathering, Processing and Marketing. Gathering, processing and marketing revenues represent sales of third-party crude oil and condensate, NGLs and natural gas, as well as fees associated with gathering and processing third-party natural gas and revenues from sales of EOG-owned sand. EOG evaluates whether it is the principal or agent under these transactions. As control of the underlying commodity is transferred to EOG prior to the gathering, processing and marketing activities, EOG considers itself the principal of these arrangements. Accordingly, EOG recognizes these transactions on a gross basis. Purchases of third-party commodities are recorded as Marketing Costs, with sales of third-party commodities and fees received for gathering and processing recorded as Gathering, Processing and Marketing revenues.

Recently Issued Accounting Standards. In March 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" (ASU 2018-05). In December 2017, the United States (U.S.) enacted the Tax Cuts and Jobs Act (TCJA), which made significant changes to U.S. federal income tax law. Shortly after enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impact of the TCJA. ASU 2018-05 codified various paragraphs of SAB 118 and was effective upon issuance. Under SAB 118, an entity would use a similar approach as the measurement period provided in the Business Combinations Topic of the Accounting Standards Codification (ASC). An entity will recognize those matters for which the accounting can be completed. For matters that have not been completed, the entity would either (1) recognize provisional amounts to the extent that they are reasonably able to be estimated and adjust them over time as more information becomes available or (2) for any specific income tax effects of the TCJA for which a reasonable estimate cannot be determined, continue to apply the Income Taxes Topic of the ASC on the basis of the provisions of the tax laws that were in effect immediately before the TCJA was signed into law. EOG has prepared its condensed consolidated financial statements for the three and nine months ended September 30, 2018 in accordance with ASU 2018-05. As discussed in EOG’s 2017 Annual Report, provisional amounts were recorded for tax accruals of certain aspects of the TCJA. EOG has updated and finalized the 2017 U.S. federal provisional amounts. The 2017 state provisional amounts will be finalized in the fourth quarter of 2018.

During the third quarter of 2018, EOG filed its consolidated 2017 U.S. federal income tax return, along with certain tax elections, and finalized its foreign earnings and profits study. The deemed repatriation tax decreased from the provisional amount of $179 million to $40 million mostly as a result of reducing the repatriation taxable income by net operating losses (NOLs), which had previously been expected to be utilized in future years. EOG is no longer electing to pay the repatriation tax in installments over eight years after considering recent Internal Revenue Service (IRS) guidance which indicated that no tax refunds would be issued until the entire repatriation tax liability is satisfied regardless of an installment election. EOG has reviewed the tax consequences of the repatriation tax on its outside basis differences in its investment in non-U.S. subsidiaries and has confirmed that no U.S. federal deferred tax liability is required at this time.

EOG has analyzed the impact of the new "global intangible low-taxed income" (GILTI) inclusion and, while no taxable income inclusion is required in 2018, EOG may become subject to GILTI inclusion in future years and will treat any resulting tax as a period expense.

The remeasurement of U.S. deferred tax assets and liabilities resulted in a provisional tax benefit of $2.2 billion in 2017, which was increased by approximately $52 million in the third quarter of 2018 due to the utilization of the aforementioned NOLs at the 2017 U.S. federal corporate income tax rate of 35% instead of the future tax rate of 21%. This additional tax benefit along with other less significant tax reform adjustments has lowered the 2018 year-to-date effective tax rate approximately two percentage points.

EOG recorded a provisional amount in 2017 for its refundable alternative minimum tax (AMT) credits due to the lack of guidance, at that time, on whether any portion of these credits would be sequestered due to a federal budgetary provision. In the first quarter of 2018, the IRS affirmed that any refundable AMT credits resulting from the TCJA would be subject to sequestration. EOG does not expect further clarification from the IRS or Office of Management and Budget and therefore considers the accounting for sequestration on its refundable AMT credits complete.

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

EOG is continuing its assessment of ASU 2016-02 by implementing its project plan, including a lease accounting software solution. EOG has assessed the scope of its current contractual arrangements, reviewed the majority of its existing contracts and is continuing to evaluate certain operational and corporate policies and processes in light of these findings. EOG enters into contracts for drilling rig services, fracturing services, compression, real estate and other contracts which contain equipment and other assets used in its exploration, development and production activities and corporate functions. Certain of these contracts are anticipated to require recognition of a right-of-use asset and related lease liability. At this time, the impact upon adoption of ASU 2016-02 and other related ASUs is not quantifiable, but is expected to significantly impact EOG’s consolidated balance sheet by increasing assets and liabilities related to operating leases. EOG plans to elect the practical expedient under ASU 2018-11 and apply the provisions of ASU 2016-02 on the adoption date, January 1, 2019. Additionally, EOG plans to elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases, but does not plan to elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date. EOG also plans to elect the practical expedient under ASU 2018-01 and not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2017 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lease and Well	$12.9	$9.5	$37.1	$30.0
Gathering and Processing Costs	0.1	0.1	0.3	0.5
Exploration Costs	5.8	4.7	18.4	16.1
General and Administrative	30.2	29.2	60.5	54.9
Total	$49.0	$43.5	$116.3	$101.5

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and performance stock and other stock-based awards.

At September 30, 2018, approximately 13.7 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to 2008 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $21.7 million and $20.9 million during the three months ended September 30, 2018 and 2017, respectively, and $45.4 million and $42.9 million during the nine months ended September 30, 2018 and 2017, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2018 and 2017 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted Average Fair Value of Grants	$33.49	$23.94	$25.52	$22.10
Expected Volatility	28.22%	28.28%	24.36%	26.96%
Risk-Free Interest Rate	2.68%	1.52%	1.86%	0.89%
Dividend Yield	0.72%	0.75%	0.64%	0.71%
Expected Life	5.0 years	5.1 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2018 and 2017 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	9,103	$83.89	9,850	$75.53
Granted	1,884	126.65	2,260	96.24
Exercised (1)	(2,144)	69.62	(1,674)	55.63
Forfeited	(167)	91.89	(269)	90.22
Outstanding at September 30 (2)	8,676	$96.55	10,167	$83.02
Vested or Expected to Vest (3)	8,316	$96.08	9,799	$82.69
Exercisable at September 30 (4)	4,202	$85.80	5,517	$75.59

(1)
The total intrinsic value of stock options/SARs exercised for the nine months ended September 30, 2018 and 2017 was $103.7 million and $66.6 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at September 30, 2018 and 2017 was $269.1 million and $147.8 million, respectively. At September 30, 2018 and 2017, the weighted average remaining contractual life was 4.8 years and 4.3 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2018 and 2017 was $261.9 million and $145.9 million, respectively. At September 30, 2018 and 2017, the weighted average remaining contractual life was 4.7 years and 4.3 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at September 30, 2018 and 2017 was $175.5 million and $123.2 million, respectively. At September 30, 2018 and 2017, the weighted average remaining contractual life was 3.4 years and 2.8 years, respectively.

At September 30, 2018, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $119.7 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.3 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $17.5 million and $15.8 million for the three months ended September 30, 2018 and 2017, respectively, and $58.8 million and $50.0 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2018 and 2017 (shares and units in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	3,905	$88.57	3,962	$79.63
Granted	792	117.67	1,061	97.26
Released (1)	(708)	77.46	(837)	59.67
Forfeited	(150)	91.36	(190)	84.66
Outstanding at September 30 (2)	3,839	$96.52	3,996	$88.25

(1)
The total intrinsic value of restricted stock and restricted stock units released for the nine months ended September 30, 2018 and 2017 was $80.2 million and $81.6 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2018 and 2017 was $489.7 million and $386.6 million, respectively.

At September 30, 2018, unrecognized compensation expense related to restricted stock and restricted stock units totaled $194.5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.2 years.

Performance Units and Performance Stock. EOG has granted performance units and/or performance stock (collectively, Performance Awards) to its executive officers annually since 2012. As more fully discussed in the grant agreements, the performance metric applicable to the Performance Awards is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. The fair value of the Performance Awards is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Award grants totaled $9.8 million and $6.8 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $12.1 million and $8.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Awards transactions for the nine-month periods ended September 30, 2018 and 2017 (units in thousands):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date
Outstanding at January 1	502		$90.96	545	$80.92
Granted	107		127.00	78	96.29
Granted for Performance Multiple (1)	72		101.87	119	84.43
Released (2)	(148)		84.43	(240)	66.69
Forfeited	—		—	—	—
Outstanding at September 30 (3)	533	(4)	$101.50	502	$90.96

(1)
Upon completion of the Performance Period for the Performance Awards granted in 2014 and 2013, a performance multiple of 200% was applied to each of the grants resulting in additional grants of Performance Awards in February 2018 and February 2017, respectively.

(2)
The total intrinsic value of Performance Awards released during the nine months ended September 30, 2018 and 2017 was approximately $17.7 million and $23.6 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Awards are released.

(3)	The total intrinsic value of Performance Awards outstanding at September 30, 2018 and 2017 was approximately $68.0 million and $48.6 million, respectively.

(4)
Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 143,610 and a maximum of 921,940 Performance Awards could be outstanding.

At September 30, 2018, unrecognized compensation expense related to Performance Awards totaled $11.0 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and nine-month periods ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,190,952	$100,541	$2,526,272	$152,111
Denominator for Basic Earnings Per Share -
Weighted Average Shares	577,254	574,783	576,431	574,370
Potential Dilutive Common Shares -
Stock Options/SARs	1,432	1,451	1,317	1,518
Restricted Stock/Units and Performance Units/Stock	2,873	2,502	2,694	2,565
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	581,559	578,736	580,442	578,453
Net Income Per Share
Basic	$2.06	$0.17	$4.38	$0.26
Diluted	$2.05	$0.17	$4.35	$0.26

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. Shares underlying the excluded stock options and SARs were 0.5 million and 4.2 million shares for the three months ended September 30, 2018 and 2017, respectively, and were 0.2 million and 3.6 million shares, respectively, for the nine months ended September 30, 2018 and 2017, respectively.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Interest (1)	$172,076	$202,320
Income Taxes, Net of Refunds Received	$81,059	$92,391

(1)	Net of capitalized interest of $18 million and $21 million for the nine months ended September 30, 2018 and 2017, respectively.

EOG's accrued capital expenditures at September 30, 2018 and 2017 were $702 million and $545 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2018, included additions of $222 million to EOG's oil and gas properties as a result of property exchanges and an addition of $49 million to EOG's other property, plant and equipment primarily in connection with a capital lease transaction in the Permian Basin. Non-cash investing activities for the nine months ended September 30, 2017, included additions of $214 million to EOG's oil and gas properties as a result of property exchanges.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues and Other
United States	$4,653,342	$2,569,867	$12,339,086	$7,620,601
Trinidad	84,648	63,800	247,272	210,022
Other International (1)	43,634	11,177	114,505	37,258
Total	$4,781,624	$2,644,844	$12,700,863	$7,867,881
Operating Income (Loss)
United States	$1,458,641	$207,173	$3,251,377	$457,018
Trinidad	48,988	21,739	117,106	70,512
Other International (1)	(942)	(14,076)	(22,277)	(77,040)
Total	1,506,687	214,836	3,346,206	450,490
Reconciling Items
Other Income (Expense), Net	3,308	226	(4,516)	8,349
Interest Expense, Net	(63,632)	(69,082)	(189,032)	(211,010)
Income Before Income Taxes	$1,446,363	$145,980	$3,152,658	$247,829

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at September 30, 2018 and December 31, 2017 (in thousands):

	At September 30, 2018	At December 31, 2017
Total Assets
United States	$32,656,676	$28,312,599
Trinidad	619,127	974,477
Other International (1)	361,933	546,002
Total	$33,637,736	$29,833,078

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Carrying Amount at January 1	$946,848	$912,926
Liabilities Incurred	63,443	30,114
Liabilities Settled (1)	(15,319)	(53,638)
Accretion	27,306	25,963
Revisions	(39,137)	(1,791)
Foreign Currency Translations	(2,197)	16,902
Carrying Amount at September 30	$980,944	$930,476

Current Portion	$18,209	$23,606
Noncurrent Portion	$962,735	$906,870

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2018, are presented below (in thousands):

Nine Months Ended September 30, 2018
Balance at January 1	$2,167
Additions Pending the Determination of Proved Reserves	6,497
Reclassifications to Proved Properties	(5,346)
Costs Charged to Expense	(433)
Balance at September 30	$2,885

At September 30, 2018, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, Trinidad and the United Kingdom, and a defined benefit pension plan covering certain of its employees in Trinidad. For the nine months ended September 30, 2018 and 2017, EOG's total costs recognized for these pension plans were $30 million and $27 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. During the nine months ended September 30, 2018 and 2017, EOG utilized commercial paper borrowings, bearing market interest rates, for various corporate financing purposes. At September 30, 2018 and December 31, 2017, EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings. The average borrowings outstanding under the commercial paper program were $11 million and $9 million during the nine months ended September 30, 2018 and 2017, respectively. The weighted average interest rate for commercial paper borrowings during the nine months ended September 30, 2018 and 2017, was 1.97% and 1.39%, respectively.

On October 1, 2018, EOG repaid upon maturity the $350 million aggregate principal amount of its 6.875% Senior Notes due 2018.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. At September 30, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement at September 30, 2018, would have been 3.16% and 5.25%, respectively.
Common Stock. On August 2, 2018, EOG's Board of Directors increased the quarterly cash dividend on the common stock from the previous $0.1850 per share to $0.22 per share, effective beginning with the dividend to be paid on October 31, 2018, to stockholders of record as of October 17, 2018.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2017 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2018 and December 31, 2017 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2018
Financial Assets:
Crude Oil Basis Swaps	$—	$35	$—	$35
Financial Liabilities:
Crude Oil Swaps	$—	$159	$—	$159
Crude Oil Basis Swaps	—	2	—	2

At December 31, 2017
Financial Assets:
Natural Gas Swaps	$—	$2	$—	$2
Natural Gas Options/Collars	—	6	—	6
Financial Liabilities:
Crude Oil Swaps	$—	$38	$—	$38
Crude Oil Basis Swaps	—	19	—	19

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

Proved oil and gas properties and other assets with a carrying amount of $165 million were written down to their fair value of $131 million, resulting in pretax impairment charges of $34 million for the nine months ended September 30, 2018. Included in the $34 million pretax impairment charges are $21 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 4.

Fair Value of Debt. At September 30, 2018 and December 31, 2017, EOG had outstanding $6,390 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $6,400 million and $6,602 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts for the nine months ended September 30, 2018. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through October 31, 2018 (closed)	15,000	$1.063
November 1, 2018 through December 31, 2018	15,000	1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts for the nine months ended September 30, 2018. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through September 30, 2018 (closed)	37,000	$3.818
October 2018 (closed)	52,000	3.911
November 1, 2018 through December 31, 2018	52,000	3.911

2019
January 1, 2019 through December 31, 2019	10,000	$5.558

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the nine months ended September 30, 2018, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2018
January 1, 2018 through September 30, 2018 (closed)	134,000	$60.04
October 1, 2018 through December 31, 2018	134,000	60.04

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the nine months ended September 30, 2018, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through October 31, 2018 (closed)	35,000	$3.00
November 2018	35,000	3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts for the nine months ended September 30, 2018, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through October 31, 2018 (closed)	120,000	$3.38	96,000	$2.94
November 2018	120,000	3.38	96,000	2.94

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at September 30, 2018 and December 31, 2017.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2018	December 31, 2017
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$2	$8
Noncurrent portion	Other Assets	5	—
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$133	$50
Noncurrent portion	Other Liabilities	—	7

(1)
The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $161 million, partially offset by gross assets of $28 million at September 30, 2018, and gross liabilities of $55 million, partially offset by gross assets of $5 million at December 31, 2017.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2018 and December 31, 2017. EOG had no collateral posted and held no collateral at September 30, 2018 and December 31, 2017.

13.  Acquisitions and Divestitures

During the nine months ended September 30, 2018, EOG recognized a net gain on asset dispositions of $95 million, primarily due to non-cash property exchanges in Texas, New Mexico and Wyoming and received proceeds of approximately $12 million. Additionally, in the third quarter of 2018, EOG's wholly-owned subsidiary signed a share purchase and sale agreement for the sale of all of its interest in EOG Resources United Kingdom Limited, which is expected to close in the fourth quarter of 2018. At September 30, 2018, the book value of the assets held for sale and the related liabilities were $235 million and $65 million, respectively. During the nine months ended September 30, 2017, EOG recognized a net loss on asset dispositions of $(34) million and received proceeds of approximately $192 million primarily from the sale of producing assets, unproved leasehold and other property, plant and equipment in Oklahoma and Texas.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview
EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States, Trinidad, the United Kingdom and China. EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries. Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term production growth while maintaining a strong balance sheet. EOG implements its strategy by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves. Maintaining the lowest possible operating cost structure that is consistent with efficient, safe and environmentally responsible operations is also an important goal in the implementation of EOG's strategy.

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

Crude oil, natural gas liquids (NGLs) and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas and the availability of other energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2018 will continue to impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first nine months of 2018, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $66.79 per barrel and $2.86 per million British thermal units (MMBtu), respectively, representing an increase of 35% and a decrease of 8%, respectively, from the average NYMEX prices for the same period in 2017. Market prices for NGLs are influenced by crude oil prices and the composition of NGL production, including ethane, propane and butane, among others. Based on its 2018 drilling and completion plans, EOG expects 2018 total production and total crude oil production to increase as compared to 2017.

During the first nine months of 2018, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG continued to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 77% of EOG's United States production during both the first nine months of 2018 and 2017. During the first nine months of 2018, EOG's drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas and crude oil and condensate under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas, which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC), and crude oil and condensate, which is sold to the Petroleum Company of Trinidad and Tobago Limited. EOG has completed seismic surveys in the SECC Block and will continue to process that data through the remainder of 2018.

Other International. In the United Kingdom, EOG produces crude oil from its 100% working interest East Irish Sea Conwy Development project. In the third quarter of 2018, EOG's wholly-owned subsidiary signed a share purchase and sale agreement for the sale of all of its interest in EOG Resources United Kingdom Limited, which is expected to close in the fourth quarter of 2018.

In the Sichuan Basin, Sichuan Province, China, EOG constructed a new gas gathering line and completed the last previously-drilled well of a 2017 five-well development program in the Bajiaochang Field. The natural gas from the Bajiaochang Field is sold under a long-term contract to PetroChina Company Limited. EOG commenced a seven-well drilling program during the third quarter of 2018 and completed one of these wells in October 2018. This drilling program is expected to continue.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 26% at September 30, 2018 and 28% at December 31, 2017. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On October 1, 2018, EOG repaid upon maturity the $350 million aggregate principal amount of its 6.875% Senior Notes due 2018.

Total anticipated 2018 capital expenditures are estimated to range from approximately $5.8 billion to $6.0 billion, excluding acquisitions and non-cash transactions. The majority of 2018 expenditures will be focused on United States crude oil activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility, joint development agreements and similar arrangements and equity and debt offerings.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Results of Operations

The following review of operations for the three months and nine months ended September 30, 2018 and 2017 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Operating Revenues. During the third quarter of 2018, operating revenues increased $2,137 million, or 81%, to $4,782 million from $2,645 million for the same period of 2017. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2018 increased $1,470 million, or 79%, to $3,321 million from $1,851 million for the same period of 2017. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $52 million for the third quarter of 2018 compared to net losses of $7 million for the same period of 2017. Gathering, processing and marketing revenues for the third quarter of 2018 increased $577 million, or 74%, to $1,361 million from $784 million for the same period of 2017. Net gains on asset dispositions were $116 million for the third quarter of 2018 compared to net losses of $8 million for the same period of 2017.

Wellhead volume and price statistics for the three-month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
Crude Oil and Condensate Volumes (MBbld) (1)
United States	409.2		327.1
Trinidad	0.8		0.8
Other International (2)	5.0		—
Total	415.0		327.9
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$69.53		$48.06
Trinidad	61.71		39.42
Other International (2)	72.81		—
Composite	69.55		48.11
Natural Gas Liquids Volumes (MBbld) (1)
United States	127.8		87.4
Other International (2)	—		—
Total	127.8		87.4
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$30.09		$22.38
Other International (2)	—		—
Composite	30.09		22.38
Natural Gas Volumes (MMcfd) (1)
United States	948		748
Trinidad	260		323
Other International (2)	28		25
Total	1,236		1,096
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.67		$2.20
Trinidad	2.88		2.04
Other International (2)	3.83		3.74
Composite	2.74	(4)	2.19
Crude Oil Equivalent Volumes (MBoed) (5)
United States	695.0		539.2
Trinidad	44.1		54.6
Other International (2)	9.7		4.3
Total	748.8		598.1

Total MMBoe (5)	68.9		55.0

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Canada operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

(4)
Includes a positive revenue adjustment of $0.49 per Mcf related to the adoption of ASU 2014-09, "Revenue From Contracts with Customers" (ASU 2014-09) (see Note 1 to the Condensed Consolidated Financial Statements). In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements as Gathering and Processing Costs, instead of as a deduction to Natural Gas revenues.

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

Wellhead crude oil and condensate revenues for the third quarter of 2018 increased $1,204 million, or 83%, to $2,655 million from $1,451 million for the same period of 2017. The increase was due to a higher composite wellhead crude oil and condensate price ($819 million) and an increase of 87 MBbld, or 27%, in wellhead crude oil and condensate production ($385 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the third quarter of 2018 increased 45% to $69.55 per barrel compared to $48.11 per barrel for the same period of 2017.

NGL revenues for the third quarter of 2018 increased $174 million, or 96%, to $354 million from $180 million for the same period of 2017 due to a higher composite average price ($91 million) and an increase of 40 MBbld, or 46%, in production ($83 million). Increased production was primarily in the Permian Basin and the Eagle Ford. EOG's composite NGL price for the third quarter of 2018 increased 34% to $30.09 per barrel compared to $22.38 per barrel for the same period of 2017.

Wellhead natural gas revenues for the third quarter of 2018 increased $92 million, or 41%, to $312 million from $220 million for the same period of 2017. The increase was due to a higher composite wellhead natural gas price ($63 million) and an increase in natural gas deliveries ($28 million). Natural gas deliveries for the third quarter of 2018 increased 140 MMcfd, or 13%, compared to the same period of 2017 due primarily to higher deliveries in the United States primarily resulting from increased production of associated natural gas from the Permian Basin and the Eagle Ford and higher natural gas volumes from the Marcellus Shale, partially offset by lower natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the third quarter of 2018 increased 25% to $2.74 per Mcf compared to $2.19 per Mcf for the same period of 2017. This increase in composite wellhead natural gas prices includes a positive revenue adjustment of $0.49 per Mcf related to the adoption of ASU 2014-09.

During the third quarter of 2018, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $52 million compared to $7 million for the same period of 2017. During the third quarter of 2018, net cash paid for settlements of financial commodity derivative contracts was $92 million compared to net cash received of $2 million for the same period of 2017.

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

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2018 increased $43 million as compared to the same period of 2017 primarily due to higher margins on crude oil marketing activities.

Operating and Other Expenses.  For the third quarter of 2018, operating expenses of $3,275 million were $845 million higher than the $2,430 million incurred during the third quarter of 2017.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Lease and Well	$4.67	$4.58
Transportation Costs	2.85	3.34
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.89	14.87
Other Property, Plant and Equipment	0.44	0.51
General and Administrative (G&A)	1.62	2.03
Interest Expense, Net	0.92	1.26
Total (1)	$23.39	$26.59

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and net interest expense for the three months ended September 30, 2018, compared to the same period of 2017, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $322 million for the third quarter of 2018 increased $70 million from $252 million for the same prior year period primarily due to increased operating and maintenance costs ($44 million), workover expenditures ($19 million) and lease and well administrative expenses ($14 million), all in the United States, partially offset by decreased operating and maintenance costs in the United Kingdom ($6 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $196 million for the third quarter of 2018 increased $12 million from $184 million for the same prior year period primarily due to increased transportation costs in the Permian Basin ($33 million), partially offset by decreased transportation costs in the Barnett Shale ($11 million), the Rocky Mountain area ($5 million) and the Eagle Ford ($4 million).

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

DD&A expenses for the third quarter of 2018 increased $72 million to $918 million from $846 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2018 were $70 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($224 million), partially offset by decreased unit rates in the United States ($155 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies from drilling and completions operations.

Interest expense, net of $64 million for the third quarter of 2018 decreased $5 million compared to the same prior year period primarily due to repayment in September 2017 of the $600 million aggregate principal amount of 5.875% Senior Notes due 2017.

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

Gathering and processing costs increased $81 million to $114 million for the third quarter of 2018 compared to $33 million for the same prior year period primarily due to the adoption of ASU 2014-09 ($57 million) and increased operating costs in the United Kingdom ($21 million) and the Permian Basin ($7 million), partially offset by decreased operating costs in the Barnett Shale ($7 million).

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

Impairments of $45 million for the third quarter of 2018 were $9 million lower than impairments for the same prior year period primarily due to decreased amortization of unproved property costs in the United States, which was caused by a decrease in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $1 million and $3 million for the third quarter of 2018 and 2017, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2018 increased $83 million to $209 million (6.3% of wellhead revenues) compared to $126 million (6.8% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increases in severance/production taxes in the United States as a result of increased wellhead revenues ($68 million) and increased ad valorem/property taxes in the United States ($13 million).

EOG recognized an income tax provision of $255 million for the third quarter of 2018 compared to an income tax provision of $45 million in the third quarter of 2017, primarily due to an increase in pretax income. The net effective tax rate for 2018 decreased to 18% from 31% in 2017. The lower effective tax rate is mostly due to the reduction in the U.S. federal statutory tax rate to 21% in 2018 from 35% in 2017 and an overall net tax benefit from certain tax reform measurement-period adjustments primarily related to the repatriation tax, partially offset by a reduction in tax benefits from stock-based compensation.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Operating Revenues. During the first nine months of 2018, operating revenues increased $4,833 million, or 61%, to $12,701 million from $7,868 million for the same period of 2017. Total wellhead revenues for the first nine months of 2018 increased $3,426 million, or 62%, to $8,908 million from $5,482 million for the same period of 2017. During the first nine months of 2018, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $298 million compared to net gains of $65 million for the same period of 2017. Gathering, processing and marketing revenues for the first nine months of 2018 increased $1,609 million, or 70%, to $3,899 million from $2,290 million for the same period of 2017. Net gains on asset dispositions were $95 million for the first nine months of 2018 compared to net losses of $34 million for the same period of 2017.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018		2017
Crude Oil and Condensate Volumes (MBbld)
United States	382.9		324.3
Trinidad	0.8		0.8
Other International	4.1		1.0
Total	387.8		326.1
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$67.35		$48.61
Trinidad	58.91		40.24
Other International	71.83		51.55
Composite	67.38		48.60
Natural Gas Liquids Volumes (MBbld)
United States	113.9		84.3
Other International	—		—
Total	113.9		84.3
Average Natural Gas Liquids Prices ($/Bbl)
United States	$27.71		$20.87
Other International	—		—
Composite	27.71		20.87
Natural Gas Volumes (MMcfd)
United States	905		744
Trinidad	278		317
Other International	31		22
Total	1,214		1,083
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.66		$2.22
Trinidad	2.91		2.33
Other International	4.10		3.72
Composite	2.75	(2)	2.28
Crude Oil Equivalent Volumes (MBoed)
United States	647.6		532.6
Trinidad	47.2		53.6
Other International	9.2		4.8
Total	704.0		591.0

Total MMBoe	192.2		161.3

(1)	Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

(2)
Includes a positive revenue adjustment of $0.43 per Mcf related to the adoption of ASU 2014-09 (see Note 1 to the Condensed Consolidated Financial Statements). In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements as Gathering and Processing Costs, instead of as a deduction to Natural Gas revenues.

Wellhead crude oil and condensate revenues for the first nine months of 2018 increased $2,807 million, or 65%, to $7,134 million from $4,327 million for the same period of 2017 due to a higher composite wellhead crude oil and condensate price ($1,989 million) and an increase of 62 MBbld, or 19%, in wellhead crude oil and condensate production ($818 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first nine months of 2018 increased 39% to $67.38 per barrel compared to $48.60 per barrel for the same period of 2017.

NGL revenues for the first nine months of 2018 increased $382 million, or 80%, to $862 million from $480 million for the same period of 2017 due to a higher composite average price ($213 million) and an increase of 30 MBbld, or 35%, in NGL deliveries ($169 million) primarily in the Permian Basin and the Eagle Ford. EOG's composite NGL price for the first nine months of 2018 increased 33% to $27.71 per barrel compared to $20.87 per barrel for the same period of 2017.

Wellhead natural gas revenues for the first nine months of 2018 increased $237 million, or 35%, to $912 million from $675 million for the same period of 2017. The increase was due to a higher composite wellhead natural gas price ($156 million) and an increase in natural gas deliveries ($81 million). Natural gas deliveries for the first nine months of 2018 increased 131 MMcfd, or 12%, compared to the same period of 2017 due primarily to higher deliveries in the United States resulting from increased production of associated natural gas from the Permian Basin and the Eagle Ford and higher natural gas volumes from the Marcellus Shale, partially offset by lower natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the first nine months of 2018 increased 21% to $2.75 per Mcf compared to $2.28 per Mcf for the same period of 2017. The increase in composite wellhead natural gas prices includes a positive revenue adjustment of $0.43 per Mcf related to the adoption of ASU 2014-09.

During the first nine months of 2018, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $298 million compared to net gains of $65 million for the same period of 2017. During the first nine months of 2018, net cash paid for settlements of financial commodity derivative contracts was $180 million compared to net cash received for settlements of financial commodity derivative contracts of $5 million for the same period of 2017. The net cash received for financial commodity derivative contracts during the first nine months of 2017 included certain early-terminated crude oil price swaps.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2018 increased $76 million as compared to the same period of 2017 primarily due to higher margins on crude oil marketing activities.

Operating and Other Expenses. For the first nine months of 2018, operating expenses of $9,355 million were $1,938 million higher than the $7,417 million incurred during the same period of 2017. The following table presents the costs per Boe for the nine-month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Lease and Well	$4.87	$4.73
Transportation Costs	2.87	3.40
DD&A -
Oil and Gas Properties	12.64	15.14
Other Property, Plant and Equipment	0.45	0.53
G&A	1.61	1.97
Interest Expense, Net	0.98	1.31
Total (1)	$23.42	$27.08

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, DD&A, G&A and net interest expense for the nine months ended September 30, 2018, compared to the same period of 2017 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $936 million for the first nine months of 2018 increased $173 million from $763 million for the same prior year period primarily due to higher operating and maintenance costs ($122 million), higher workover expenditures ($34 million) and higher lease and well administrative costs ($28 million), all in the United States, partially offset by lower operating and maintenance costs in the United Kingdom ($13 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

DD&A expenses for the first nine months of 2018 decreased $13 million to $2,515 million from $2,528 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2018 were $14 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($522 million), partially offset by increased production in the United States ($501 million). DD&A unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower cost as a result of increased efficiencies from drilling and completions operations.

G&A expenses of $310 million for the first nine months of 2018 decreased $7 million from $317 million for the same prior year period primarily due to decreased professional, legal and other services ($17 million), partially offset by increased employee-related expenses ($7 million) and information systems costs ($6 million).

Interest expense, net of $189 million for the first nine months of 2018 decreased $22 million compared to the same prior year period primarily due to repayment in September 2017 of the $600 million aggregate principal amount of 5.875% Senior Notes due 2017.

Gathering and processing costs of $325 million for the first nine months of 2018 increased $219 million compared to the same prior year period primarily due to the adoption of ASU 2014-09 ($147 million) and increased operating costs in the Eagle Ford ($26 million), the Permian Basin ($25 million) and the United Kingdom ($21 million).

Exploration costs of $115 million for the first nine months of 2018 decreased $7 million from $122 million for the same prior year period primarily due to decreased geological and geophysical costs in the United States.

Impairments of $161 million for the first nine months of 2018 were $165 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties and other assets in the United States ($129 million) and decreased amortization of unproved property costs in the United States ($34 million), which was caused by a decrease in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. For the first nine months of 2017, proved property and other asset impairments in the United States were primarily related to the sale of legacy natural gas assets. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $34 million and $165 million for the first nine months of 2018 and 2017, respectively.

Taxes other than income for the first nine months of 2018 increased $196 million to $582 million (6.5% of wellhead revenues) from $386 million (7.0% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes in the United States as a result of increased wellhead revenues ($171 million) and increased ad valorem/property taxes in the United States ($17 million).

Other expense of $5 million for the first nine months of 2018 increased $13 million compared to other income of $8 million for the same prior year period primarily due to an increase in foreign currency exchange losses.

EOG recognized an income tax provision of $626 million for the first nine months of 2018 compared to an income tax provision of $96 million for the same period in 2017, primarily due to an increase in pretax income. The net effective tax rate for the first nine months of 2018 decreased to 20% from 39% for the first nine months of 2017. The lower effective tax rate is primarily due to the reduction in the U.S. federal statutory tax rate to 21% in 2018 from 35% in 2017 and foreign income in the United Kingdom for which no taxes are recorded due to valuation allowances, partially offset by a reduction in tax benefits from stock-based compensation.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2018, were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; other property, plant and equipment expenditures; and purchases of treasury stock in connection with stock compensation plans. During the first nine months of 2018, EOG's cash balance increased $440 million to $1,274 million from $834 million at December 31, 2017.

Net cash provided by operating activities of $5,683 million for the first nine months of 2018 increased $2,745 million compared to the same period of 2017 primarily due to an increase in wellhead revenues ($3,426 million) and favorable changes in gathering, processing and marketing revenues less marketing costs ($76 million), net cash paid for interest ($30 million) and net cash paid for income taxes ($11 million), partially offset by increases in cash operating expenses ($556 million) and net cash paid for settlements of commodity derivative contracts ($185 million) and an unfavorable change in working capital ($132 million).

Net cash used in investing activities of $4,878 million for the first nine months of 2018 increased by $2,123 million compared to the same period of 2017 due to an increase in additions to oil and gas properties ($1,644 million), an unfavorable change in components of working capital associated with investing activities ($216 million), a decrease in proceeds from the sales of assets ($180 million), and an increase in additions to other property, plant and equipment ($63 million).

Net cash used in financing activities of $363 million for the first nine months of 2018 included cash dividend payments ($311 million) and purchases of treasury stock in connection with stock compensation plans ($59 million), partially offset by proceeds from stock options exercised and employee stock purchase plan activity ($12 million). Net cash used in financing activities of $933 million for the first nine months of 2017 included repayments of long-term debt ($600 million), cash dividend payments ($289 million) and purchases of treasury stock in connection with stock compensation plans ($50 million).

Total Expenditures. For the year 2018, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $5.8 billion to $6.0 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2018 and 2017 (in millions):

	Nine Months Ended September 30,
	2018	2017
Expenditure Category
Capital
Exploration and Development Drilling	$3,843	$2,297
Facilities	518	456
Leasehold Acquisitions (1)	331	360
Property Acquisitions (2)	79	10
Capitalized Interest	18	21
Subtotal	4,789	3,144
Exploration Costs	115	122
Dry Hole Costs	5	—
Exploration and Development Expenditures	4,909	3,266
Asset Retirement Costs	42	43
Total Exploration and Development Expenditures	4,951	3,309
Other Property, Plant and Equipment (3)	251	140
Total Expenditures	$5,202	$3,449

(1)	Leasehold acquisitions included $162 million and $214 million for the nine-month periods ended September 30, 2018 and 2017, respectively, related to non-cash property exchanges.

(2)	Property acquisitions included $60 million for the nine-month period ended September 30, 2018 related to non-cash property exchanges.

(3)
Other property, plant and equipment included $49 million of non-cash additions for the nine-month period ended September 30, 2018, primarily related to a capital lease transaction in the Permian Basin.

Exploration and development expenditures of $4,909 million for the first nine months of 2018 were $1,643 million higher than the same period of 2017 primarily due to increased exploration and drilling expenditures in the United States ($1,644 million), increased property acquisitions ($69 million) and increased facilities expenditures ($62 million), partially offset by decreased exploration and drilling expenditures in Trinidad ($96 million), decreased leasehold acquisitions ($29 million) and decreased geological and geophysical expenditures ($15 million). Exploration and development expenditures for the first nine months of 2018 of $4,909 million consisted of $4,353 million in development drilling and facilities, $459 million in exploration, $79 million in property acquisitions and $18 million in capitalized interest. Exploration and development expenditures for the first nine months of 2017 of $3,266 million consisted of $2,734 million in development drilling and facilities, $501 million in exploration, $21 million in capitalized interest and $10 million in property acquisitions.

The level of exploration and development expenditures, including acquisitions, will vary in future periods depending on energy market conditions and other economic factors. EOG has significant flexibility with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. While EOG has certain continuing commitments associated with expenditure plans related to its operations, such commitments are not expected to be material when considered in relation to the total financial capacity of EOG.

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

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at September 30, 2018, as a net liability of $126 million.

Prices received by EOG for its crude oil production generally vary from NYMEX West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts through October 26, 2018. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through November 30, 2018 (closed)	15,000	$1.063
December 2018	15,000	1.063

2019
January 1, 2019 through December 31, 2019	20,000	$1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts through October 26, 2018. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2018
January 1, 2018 through September 30, 2018 (closed)	37,000	$3.818
October 1, 2018 through November 30, 2018 (closed)	52,000	3.911
December 2018	52,000	3.911

2019
January 1, 2019 through December 31, 2019	13,000	$5.572

Presented below is a comprehensive summary of EOG's crude oil price swap contracts through October 26, 2018, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2018
January 1, 2018 through September 30, 2018 (closed)	134,000	$60.04
October 1, 2018 through December 31, 2018	134,000	60.04

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through October 26, 2018, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through October 31, 2018 (closed)	35,000	$3.00
November 2018	35,000	3.00

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

In addition, EOG has purchased put options which establish a floor price for the sale of notional volumes of natural gas as specified in the put option contracts. The put options grant EOG the right to receive the difference between the put option strike price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the put option strike price. Presented below is a comprehensive summary of EOG's natural gas call and put option contracts through October 26, 2018, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Option Contracts
	Call Options Sold		Put Options Purchased
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2018
March 1, 2018 through October 31, 2018 (closed)	120,000	$3.38	96,000	$2.94
November 2018	120,000	3.38	96,000	2.94

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

July 1, 2018 - July 31, 2018	14,941	$126.48	—	6,386,200
August 1, 2018 - August 31, 2018	46,082	122.64	—	6,386,200
September 1, 2018 - September 30, 2018	157,146	120.37	—	6,386,200
Total	218,169	121.27	—

(1)
The 218,169 total shares for the quarter ended September 30, 2018, and the 499,650 total shares for the nine months ended September 30, 2018, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the third quarter of 2018, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

10.1	-
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made effective September 27, 2018 and subsequent grants).

10.2	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made effective September 27, 2018 and subsequent grants).

10.3	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to annual grants made effective September 27, 2018 and subsequent grants).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three and Nine Months Ended September 30, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets - September 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2018 and 2017 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 1, 2018	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)