Form 10-Q
period 2019-03-31
EOG RESOURCES INC
filed 2019-05-02
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EOG	New York Stock Exchange

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	580,324,615 (as of April 26, 2019)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Revenues and Other
Crude Oil and Condensate	$2,200,403	$2,101,308
Natural Gas Liquids	218,638	221,415
Natural Gas	334,972	299,766
Losses on Mark-to-Market Commodity Derivative Contracts	(20,580)	(59,771)
Gathering, Processing and Marketing	1,285,654	1,101,822
Losses on Asset Dispositions, Net	(3,836)	(14,969)
Other, Net	43,391	31,591
Total	4,058,642	3,681,162
Operating Expenses
Lease and Well	336,291	300,064
Transportation Costs	176,522	176,957
Gathering and Processing Costs	111,295	101,345
Exploration Costs	36,324	34,836
Dry Hole Costs	94	—
Impairments	72,356	64,609
Marketing Costs	1,270,057	1,106,390
Depreciation, Depletion and Amortization	879,595	748,591
General and Administrative	106,672	94,698
Taxes Other Than Income	192,906	179,084
Total	3,182,112	2,806,574
Operating Income	876,530	874,588
Other Income, Net	5,612	727
Income Before Interest Expense and Income Taxes	882,142	875,315
Interest Expense, Net	54,906	61,956
Income Before Income Taxes	827,236	813,359
Income Tax Provision	191,810	174,770
Net Income	$635,426	$638,589
Net Income Per Share
Basic	$1.10	$1.11
Diluted	$1.10	$1.10
Average Number of Common Shares
Basic	577,207	575,775
Diluted	580,222	579,726
Comprehensive Income
Net Income	$635,426	$638,589
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(1,784)	5,002
Other, Net of Tax	6	6
Other Comprehensive Income (Loss)	(1,778)	5,008
Comprehensive Income	$633,648	$643,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$1,135,810	$1,555,634
Accounts Receivable, Net	2,203,438	1,915,215
Inventories	860,764	859,359
Assets from Price Risk Management Activities	3,909	23,806
Income Taxes Receivable	440,217	427,909
Other	263,747	275,467
Total	4,907,885	5,057,390
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	58,691,746	57,330,016
Other Property, Plant and Equipment	4,277,888	4,220,665
Total Property, Plant and Equipment	62,969,634	61,550,681
Less: Accumulated Depreciation, Depletion and Amortization	(33,840,631)	(33,475,162)
Total Property, Plant and Equipment, Net	29,129,003	28,075,519
Deferred Income Taxes	1,224	777
Other Assets	1,625,423	800,788
Total Assets	$35,663,535	$33,934,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,452,337	$2,239,850
Accrued Taxes Payable	239,524	214,726
Dividends Payable	126,979	126,971
Liabilities from Price Risk Management Activities	746	—
Current Portion of Long-Term Debt	914,861	913,093
Current Portion of Operating Lease Liabilities	396,294	—
Other	170,527	233,724
Total	4,301,268	3,728,364

Long-Term Debt	5,166,050	5,170,169
Other Liabilities	1,772,248	1,258,355
Deferred Income Taxes	4,520,172	4,413,398
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 580,740,395 Shares Issued at March 31, 2019 and 580,408,117 Shares Issued at December 31, 2018	205,807	205,804
Additional Paid in Capital	5,695,197	5,658,794
Accumulated Other Comprehensive Loss	(2,869)	(1,358)
Retained Earnings	14,050,676	13,543,130
Common Stock Held in Treasury, 425,637 Shares at March 31, 2019 and 385,042 Shares at December 31, 2018	(45,014)	(42,182)
Total Stockholders' Equity	19,903,797	19,364,188
Total Liabilities and Stockholders' Equity	$35,663,535	$33,934,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2018	$205,804	$5,658,794	$(1,358)	$13,543,130	$(42,182)	$19,364,188
Net Income	—	—	—	635,426	—	635,426
Common Stock Issued Under Stock Plans	—	(1,235)	—	—	1,694	459
Common Stock Dividends Declared, $0.22 Per Share	—	—	—	(127,613)	—	(127,613)
Other Comprehensive Loss	—	—	(1,778)	—	—	(1,778)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(5)	—	—	(6,243)	(6,248)
Restricted Stock and Restricted Stock Units, Net	3	(1,404)	—	—	1,401	—
Stock-Based Compensation Expenses	—	39,087	—	—	—	39,087
Treasury Stock Issued as Compensation	—	(40)	—	—	316	276
Cumulative Effect of Adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)"	—	—	267	(267)	—	—
Balance at March 31, 2019	$205,807	$5,695,197	$(2,869)	$14,050,676	$(45,014)	$19,903,797

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2017	$205,788	$5,536,547	$(19,297)	$10,593,533	$(33,298)	$16,283,273
Net Income	—	—	—	638,589	—	638,589
Common Stock Issued Under Stock Plans	2	1,452	—	—	—	1,454
Common Stock Dividends Declared, $0.185 Per Share	—	—	—	(107,071)	—	(107,071)
Other Comprehensive Loss	—	—	5,008	—	—	5,008
Change in Treasury Stock - Stock Compensation Plans, Net	—	(7,607)	—	—	(9,169)	(16,776)
Restricted Stock and Restricted Stock Units, Net	3	3,209	—	—	(3,212)	—
Stock-Based Compensation Expenses	—	35,486	—	—	—	35,486
Treasury Stock Issued as Compensation	—	107	—	—	569	676
Balance at March 31, 2018	$205,793	$5,569,194	$(14,289)	$11,125,051	$(45,110)	$16,840,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$635,426	$638,589
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	879,595	748,591
Impairments	72,356	64,609
Stock-Based Compensation Expenses	39,087	35,486
Deferred Income Taxes	106,324	171,362
Losses on Asset Dispositions, Net	3,836	14,969
Other, Net	2,952	2,013
Dry Hole Costs	94	—
Mark-to-Market Commodity Derivative Contracts
Total Losses	20,580	59,771
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	20,846	(21,965)
Other, Net	976	(478)
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(308,996)	(109,654)
Inventories	(18,979)	(106,799)
Accounts Payable	194,082	53,652
Accrued Taxes Payable	114,998	21,950
Other Assets	(6,935)	(8,863)
Other Liabilities	(54,092)	(29,055)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(94,381)	17,988
Net Cash Provided by Operating Activities	1,607,769	1,552,166
Investing Cash Flows
Additions to Oil and Gas Properties	(1,939,473)	(1,365,111)
Additions to Other Property, Plant and Equipment	(60,963)	(76,100)
Proceeds from Sales of Assets	15,049	2,829
Changes in Components of Working Capital Associated with Investing Activities	94,381	(18,045)
Net Cash Used in Investing Activities	(1,891,006)	(1,456,427)
Financing Cash Flows
Dividends Paid	(127,546)	(97,026)
Treasury Stock Purchased	(6,248)	(16,776)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	403	1,453
Repayment of Finance Lease Liabilities	(3,190)	(1,671)
Changes in Components of Working Capital Associated with Financing Activities	—	57
Net Cash Used in Financing Activities	(136,581)	(113,963)
Effect of Exchange Rate Changes on Cash	(6)	90
Decrease in Cash and Cash Equivalents	(419,824)	(18,134)
Cash and Cash Equivalents at Beginning of Period	1,555,634	834,228
Cash and Cash Equivalents at End of Period	$1,135,810	$816,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The condensed consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019 (EOG's 2018 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2019, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 and other related ASUs require that lessees recognize a right-of-use (ROU) asset and related lease liability, representing the obligation to make lease payments for certain lease transactions, on the Condensed Consolidated Balance Sheets and disclose additional leasing information.

EOG elected to adopt ASU 2016-02 and other related ASUs using the modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings as of the effective date. Financial results reported in periods prior to January 1, 2019, are unchanged. Additionally, EOG elected the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases, but did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date. EOG also elected the practical expedient under ASU 2018-01, "Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842," and did not evaluate existing or expired land easements not previously accounted for as leases prior to the January 1, 2019 effective date. There was no impact to retained earnings upon adoption of ASU 2016-02 and other related ASUs. See Note 14.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2018 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Lease and Well	$13.7	$12.8
Gathering and Processing Costs	0.2	0.1
Exploration Costs	6.5	6.9
General and Administrative	18.7	15.7
Total	$39.1	$35.5

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and other stock-based awards.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At March 31, 2019, approximately 12.9 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to 2008 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $13.9 million and $12.0 million during the three months ended March 31, 2019 and 2018, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2019 and 2018 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Weighted Average Fair Value of Grants	$27.19	$28.19	$22.98	$23.27
Expected Volatility	31.81%	29.01%	36.31%	22.04%
Risk-Free Interest Rate	2.51%	2.09%	2.48%	1.60%
Dividend Yield	0.88%	0.66%	0.83%	0.66%
Expected Life	5.0 years	5.0 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2019 and 2018 (stock options and SARs in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	8,310	$96.90	9,103	$83.89
Granted	17	96.67	16	106.76
Exercised (1)	(43)	69.94	(752)	74.65
Forfeited	(48)	105.43	(77)	91.94
Outstanding at March 31 (2)	8,236	$96.99	8,290	$84.70
Vested or Expected to Vest (3)	7,892	$96.53	7,940	$84.38
Exercisable at March 31 (4)	3,997	$86.25	3,803	$76.16

(1)
The total intrinsic value of stock options/SARs exercised for the three months ended March 31, 2019 and 2018 was $1.1 million and $28.4 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at March 31, 2019 and 2018 was $51.8 million and $170.7 million, respectively. At March 31, 2019 and 2018, the weighted average remaining contractual life was 4.2 years and 4.3 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2019 and 2018 was $51.1 million and $166.1 million, respectively. At March 31, 2019 and 2018, the weighted average remaining contractual life was 4.1 years and 4.2 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at March 31, 2019 and 2018 was $43.1 million and $110.8 million, respectively. At March 31, 2019 and 2018, the weighted average remaining contractual life was 2.7 years and 2.6 years, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At March 31, 2019, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $94.6 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $23.3 million and $22.4 million for the three months ended March 31, 2019 and 2018, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2019 and 2018 (shares and units in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	3,792	$96.64	3,905	$88.57
Granted	371	96.72	279	102.27
Released (1)	(247)	93.37	(276)	66.46
Forfeited	(26)	98.11	(75)	90.65
Outstanding at March 31 (2)	3,890	$96.85	3,833	$91.12

(1)
The total intrinsic value of restricted stock and restricted stock units released for the three months ended March 31, 2019 and 2018 was $22.0 million and $28.4 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2019 and 2018 was $370.2 million and $403.5 million, respectively.

At March 31, 2019, unrecognized compensation expense related to restricted stock and restricted stock units totaled $182.8 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Performance Units. EOG grants performance units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the performance units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the performance units granted could be outstanding. The fair value of the performance units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the performance unit grants totaled $1.9 million and $1.1 million for the three-month periods ended March 31, 2019 and 2018, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the performance unit transactions for the three-month periods ended March 31, 2019 and 2018 (units in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date
Outstanding at January 1	539		$101.53	502	$90.96
Granted	—		—	—	—
Granted for Performance Multiple (1)	72		69.43	72	101.87
Released	—		—	—	—
Forfeited	—		—	—	—
Outstanding at March 31 (2)	611	(3)	$97.75	574	$92.33

(1)
Upon completion of the Performance Period for the performance units granted in 2015 and 2014, a performance multiple of 200% was applied to each of the grants resulting in additional grants of performance units in February 2019 and February 2018, respectively.

(2)	The total intrinsic value of performance units outstanding at March 31, 2019 and 2018 was approximately $58.1 million and $60.4 million, respectively.

(3)	Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 287 and a maximum of 934 performance units could be outstanding.

At March 31, 2019, unrecognized compensation expense related to performance units totaled $7.9 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$635,426	$638,589
Denominator for Basic Earnings Per Share -
Weighted Average Shares	577,207	575,775
Potential Dilutive Common Shares -
Stock Options/SARs	472	1,217
Restricted Stock/Units and Performance Units	2,543	2,734
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	580,222	579,726
Net Income Per Share
Basic	$1.10	$1.11
Diluted	$1.10	$1.10

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. Shares underlying the excluded stock options and SARs were 4.9 million and 0.2 million shares for the three months ended March 31, 2019 and 2018, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest (1)	$47,771	$50,103
Income Taxes, Net of Refunds Received	$(9,307)	$3,554

(1)	Net of capitalized interest of $7 million and $5 million for the three months ended March 31, 2019 and 2018, respectively.

EOG's accrued capital expenditures at March 31, 2019 and 2018 were $706 million and $593 million, respectively.

Non-cash investing activities for the three months ended March 31, 2019 and 2018, included additions of $62 million and $9 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the three months ended March 31, 2018 included additions of $48 million to EOG's other property, plant and equipment primarily in connection with a capital lease transaction in the Permian Basin.

Cash paid for leases for the three months ended March 31, 2019, are disclosed in Note 14.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating Revenues and Other
United States	$3,977,019	$3,571,134
Trinidad	69,868	81,013
Other International (1)	11,755	29,015
Total	$4,058,642	$3,681,162
Operating Income (Loss)
United States	$850,900	$845,853
Trinidad	38,832	40,297
Other International (1)	(13,202)	(11,562)
Total	876,530	874,588
Reconciling Items
Other Income, Net	5,612	727
Interest Expense, Net	(54,906)	(61,956)
Income Before Income Taxes	$827,236	$813,359

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at March 31, 2019 and December 31, 2018 (in thousands):

	At March 31, 2019	At December 31, 2018
Total Assets
United States	$34,860,142	$33,178,733
Trinidad	670,563	629,633
Other International (1)	132,830	126,108
Total	$35,663,535	$33,934,474

(1)	Other International primarily consists of EOG's China and Canada operations.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Carrying Amount at January 1	$954,377	$946,848
Liabilities Incurred	15,360	10,279
Liabilities Settled (1)	(24,709)	50
Accretion	10,193	8,868
Revisions	(9,704)	(291)
Foreign Currency Translations	112	245
Carrying Amount at March 31	$945,629	$965,999

Current Portion	$26,182	$19,177
Noncurrent Portion	$919,447	$946,822

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2019, are presented below (in thousands):

Three Months Ended March 31, 2019
Balance at January 1	$4,121
Additions Pending the Determination of Proved Reserves	9,444
Reclassifications to Proved Properties	—
Costs Charged to Expense	—
Balance at March 31	$13,565

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At March 31, 2019, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, and a defined benefit pension plan covering certain of its employees in Trinidad. For the three months ended March 31, 2019 and 2018, EOG's total costs recognized for these pension plans were $12.0 million and $9.9 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at March 31, 2019 and December 31, 2018, and did not utilize any such borrowings during the three months ended March 31, 2019. During the three months ended March 31, 2018, EOG utilized commercial paper, bearing market interest rates, for various corporate financing purposes. The average borrowings outstanding under the commercial paper program were $18 million during the three months ended March 31, 2018. The weighted average interest rate for commercial paper borrowings was 1.76% during the three months ended March 31, 2018.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders. The Agreement has a scheduled maturity date of July 21, 2020, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. Advances under the Agreement will accrue interest based, at EOG's option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a debt-to-capitalization ratio of no greater than 65%. At March 31, 2019, EOG was in compliance with this financial covenant. At March 31, 2019 and December 31, 2018, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and applicable base rate, had there been any amounts borrowed under the Agreement at March 31, 2019, would have been 3.50% and 5.50%, respectively.

Common Stock. On May 2, 2019, EOG's Board of Directors increased the quarterly cash dividend on the common stock from the previous $0.22 per share to $0.2875 per share, effective beginning with the dividend to be paid on July 31, 2019, to stockholders of record as of July 17, 2019.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2018 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2019
Financial Assets:
Natural Gas Swaps	$—	$7,974	$—	$7,974
Financial Liabilities:
Crude Oil Swaps	$—	$2,124	$—	$2,124
Crude Oil Basis Swaps	—	2,687	—	2,687

At December 31, 2018
Financial Assets:
Crude Oil Basis Swaps	$—	$23,806	$—	$23,806

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

Proved oil and gas properties and other assets with a carrying amount of $208 million were written down to their fair value of $183 million, resulting in pretax impairment charges of $25 million for the three months ended March 31, 2019. Included in the $25 million pretax impairment charges are $24 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 4.

Fair Value of Debt. At March 31, 2019 and December 31, 2018, EOG had outstanding $6,040 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $6,168 million and $6,027 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2018 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.

Commodity Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts for the three months ended March 31, 2019. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through April 30, 2019 (closed)	20,000	$1.075
May 1, 2019 through December 31, 2019	20,000	1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts for the three months ended March 31, 2019. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through April 30, 2019 (closed)	13,000	$5.572
May 1, 2019 through December 31, 2019	13,000	5.572

Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the three months ended March 31, 2019, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2019
April 1, 2019 through December 31, 2019	25,000	$60.00

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the three months ended March 31, 2019, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2019
April 2019 (closed)	250,000	$2.90
May 1, 2019 through October 31, 2019	250,000	2.90

The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at March 31, 2019 and December 31, 2018.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in thousands):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2019	December 31, 2018
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$3,909	$23,806
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$746	$—

(1)	The current portion of Assets from Price Risk Management Activities consists of gross assets of $7 million, partially offset by gross liabilities of $3 million at March 31, 2019.

(2)	The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $2 million, partially offset by gross assets of $1 million at March 31, 2019.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net asset position at March 31, 2019 and December 31, 2018. EOG had no collateral posted and held no collateral at March 31, 2019 and December 31, 2018.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.  Acquisitions and Divestitures

During the three months ended March 31, 2019, EOG paid cash for property acquisitions of $303 million in the United States. Additionally, during the three months ended March 31, 2019, EOG recognized a net loss on asset dispositions of $(4) million, primarily due to the sale of proved property in Texas, and received proceeds of approximately $15 million. During the three months ended March 31, 2018, EOG recognized a net loss on asset dispositions of $(15) million, primarily due to the disposition of inventory and other assets, and received proceeds of approximately $3 million.

14. Leases

In the ordinary course of business, EOG enters into contracts for drilling, fracturing, compression, real estate and other services which contain equipment and other assets that meet the definition of a lease under ASU 2016-02. The lease term for these contracts, which includes any renewals at EOG's option that are reasonably certain to be exercised, range from one month to 30 years. ROU assets and related liabilities are recognized on commencement date on the Condensed Consolidated Balance Sheets based on future lease payments, discounted based on the rate implicit in the contract, if readily determinable, or EOG's incremental borrowing rate commensurate with the lease term of the contract. Contracts with lease terms less than 12 months are not recorded on the Condensed Consolidated Balance Sheets, but instead are disclosed as short-term lease cost.

EOG has elected not to separate non-lease components from all leases, excluding those for fracturing services, real estate and salt water disposal, as lease payments for these contracts contain significant non-lease components, such as labor and operating costs.

Lease costs are classified by the function of the ROU asset. The lease costs related to exploration and development activities are initially included in the Oil and Gas Properties line on the Condensed Consolidated Balance Sheets and subsequently accounted for in accordance with the Extractive Industries - Oil and Gas Topic of the Accounting Standards Codification. Variable lease cost represents costs incurred above the contractual minimum payments for operating and finance leases. The components of lease cost were as follows (in millions):

Three Months Ended March 31, 2019
Operating Lease Cost	$119
Finance Lease Cost:
Amortization of Lease Assets	3
Interest on Lease Liabilities	1
Variable Lease Cost	31
Short-Term Lease Cost	71
Total Lease Cost	$225

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the amounts and classification of EOG's outstanding ROU assets and lease liabilities and supplemental information at March 31, 2019 (in millions, except lease terms and discount rates):

Description	Location on Balance Sheet	Amount
Assets
Operating Leases	Other Assets	$900
Finance Leases	Property, Plant and Equipment, Net (1)	63
Total		$963

Liabilities
Current
Operating Leases	Current Portion of Operating Lease Liabilities	$396
Finance Leases	Current Portion of Long-Term Debt	15
Long-Term
Operating Leases	Other Liabilities	529
Finance Leases	Long-Term Debt	53
Total		$993

(1)	Finance lease assets are recorded net of accumulated amortization of $50 million at March 31, 2019.

Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term (in years):
Operating Leases	3.3
Finance Leases	5.5

Weighted Average Discount Rate:
Operating Leases	3.5%
Finance Leases	3.0%

Cash paid for leases was as follows for the three months ended March 31, 2019 (in millions):

Three Months Ended March 31, 2019
Repayment of Operating Lease Liabilities Associated with Operating Activities	$52
Repayment of Operating Lease Liabilities Associated with Investing Activities	66
Repayment of Finance Lease Liabilities	3

Upon adoption of ASU 2016-02 on January 1, 2019, EOG recognized operating lease ROU assets of $566 million. Non-cash leasing activities for the three months ended March 31, 2019, included the addition of $450 million of operating leases.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

At March 31, 2019, the future minimum lease payments under non-cancellable leases are as follows (in millions):

	Operating Leases	Finance Leases
April 1, 2019 to December 31, 2019	$328	$11
2020	326	15
2021	145	15
2022	87	12
2023	37	8
2024 and Beyond	62	14
Total Lease Payments	985	75
Less: Discount to Present Value	60	7
Total Lease Liabilities	925	68
Less: Current Portion of Lease Liabilities	396	15
Long-Term Lease Liabilities	$529	$53

At March 31, 2019, EOG has additional leases of $752 million, of which $118 million, $429 million and $205 million are expected to commence in the remainder of 2019, 2020 and 2021, respectively, with lease terms of 1 month to 10 years.

At December 31, 2018 and prior to the adoption of ASU 2016-02 and other related ASUs, the future minimum commitments under non-cancellable leases including non-lease components and excluding contracts with lease terms less than 12 months were as follows (in millions):

	Operating Leases	Finance Leases
2019	$380	$15
2020	213	15
2021	86	15
2022	39	12
2023	30	8
2024 and Beyond	62	14
Total Lease Payments	$810	$79

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

Crude oil, natural gas liquids (NGLs) and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas and the availability of other energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2019 will continue to impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first three months of 2019, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $54.90 per barrel and $3.13 per million British thermal units (MMBtu), respectively, representing a decrease of 13% and an increase of 7%, respectively, from the average NYMEX prices for the same period in 2018. Market prices for NGLs are influenced by crude oil prices and the composition of NGL production, including ethane, propane and butane, among others. Based on its 2019 drilling and completion plans, EOG expects its 2019 total production and total crude oil production to increase as compared to 2018.

During the first three months of 2019, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG continued to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 77% and 76% of EOG's United States production during the first three months of 2019 and 2018, respectively. During the first three months of 2019, EOG's drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary, and crude oil and condensate which is sold to Heritage Petroleum Company Limited. In 2019, EOG plans to drill three net wells.

Other International. In the Sichuan Basin, Sichuan Province, China, EOG drilled two wells in the first quarter of 2019 to complete the drilling program started in 2018. EOG plans to complete one drilled uncompleted well from the 2018 drilling program in 2019. All natural gas produced from the Baijaochang Field is sold under a long-term contract to PetroChina.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 23% at March 31, 2019 and 24% at December 31, 2018. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

Effective January 1, 2019, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 and other related ASUs resulted in the recognition of right-of-use assets and related lease liabilities representing the obligation to make lease payments for certain lease transactions and the disclosure of additional leasing information. The adoption of ASU 2016-02 and other related ASUs resulted in a significant increase to assets and liabilities related to operating leases on the Condensed Consolidated Balance Sheet at March 31, 2019. Financial results prior to January 1, 2019, are unchanged. See Note 1 "Summary of Significant Accounting Policies" and Note 14 "Leases" to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Total anticipated 2019 capital expenditures are estimated to range from approximately $6.1 billion to $6.5 billion, excluding acquisitions and non-cash transactions. The majority of 2019 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program and other uncommitted credit facilities, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Results of Operations

The following review of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Operating Revenues. During the first quarter of 2019, operating revenues increased $378 million, or 10%, to $4,059 million from $3,681 million for the same period of 2018. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2019 increased $132 million, or 5%, to $2,754 million from $2,622 million for the same period of 2018. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $21 million for the first quarter of 2019 compared to net losses of $60 million for the same period of 2018. Gathering, processing and marketing revenues for the first quarter of 2019 increased $184 million, or 17%, to $1,286 million from $1,102 million for the same period of 2018. Net losses on asset dispositions were $4 million for the first quarter of 2019 compared to net losses of $15 million for the same period of 2018.

Wellhead volume and price statistics for the three-month periods ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Crude Oil and Condensate Volumes (MBbld) (1)
United States	435.1	359.7
Trinidad	0.7	0.9
Other International (2)	0.1	2.7
Total	435.9	363.3
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$56.11	$64.24
Trinidad	43.68	54.86
Other International (2)	60.13	71.61
Composite	56.09	64.27
Natural Gas Liquids Volumes (MBbld) (1)
United States	119.8	100.6
Other International (2)	—	—
Total	119.8	100.6
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$20.28	$24.46
Other International (2)	—	—
Composite	20.28	24.46
Natural Gas Volumes (MMcfd) (1)
United States	1,003	853
Trinidad	267	293
Other International (2)	38	30
Total	1,308	1,176
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.77	$2.76
Trinidad	2.91	2.88
Other International (2)	4.37	4.36
Composite	2.85	2.83
Crude Oil Equivalent Volumes (MBoed) (4)
United States	722.0	602.5
Trinidad	45.1	49.8
Other International (2)	6.5	7.6
Total	773.6	659.9

Total MMBoe (4)	69.6	59.4

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the first quarter of 2019 increased $99 million, or 5%, to $2,200 million from $2,101 million for the same period of 2018. The increase was due to an increase of 73 MBbld, or 20%, in wellhead crude oil and condensate production ($420 million), partially offset by a lower composite average price ($321 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first quarter of 2019 decreased 13% to $56.09 per barrel compared to $64.27 per barrel for the same period of 2018.

NGL revenues for the first quarter of 2019 decreased $2 million, or 1%, to $219 million from $221 million for the same period of 2018 due to a lower composite average price ($45 million), partially offset by an increase of 19 MBbld, or 19%, in production ($43 million). Increased production was primarily in the Permian Basin. EOG's composite NGL price for the first quarter of 2019 decreased 17% to $20.28 per barrel compared to $24.46 per barrel for the same period of 2018.

Wellhead natural gas revenues for the first quarter of 2019 increased $35 million, or 12%, to $335 million from $300 million for the same period of 2018. The increase was due to an increase in natural gas deliveries ($33 million) and a higher composite wellhead natural gas price ($2 million). Natural gas deliveries for the first quarter of 2019 increased 132 MMcfd, or 11%, compared to the same period of 2018 due primarily to higher deliveries in the United States primarily resulting from increased production of associated natural gas from the Permian Basin and higher natural gas volumes from the Marcellus Shale, partially offset by lower natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the first quarter of 2019 increased 1% to $2.85 per Mcf compared to $2.83 per Mcf for the same period of 2018.

During the first quarter of 2019, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $21 million compared to $60 million for the same period of 2018. During the first quarter of 2019, net cash received from settlements of financial commodity derivative contracts was $21 million compared to net cash paid of $22 million for the same period of 2018.

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

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2019 increased $20 million as compared to the same period of 2018 primarily due to higher margins on crude oil marketing activities.

Operating and Other Expenses.  For the first quarter of 2019, operating expenses of $3,182 million were $375 million higher than the $2,807 million incurred during the first quarter of 2018.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Lease and Well	$4.83	$5.05
Transportation Costs	2.54	2.98
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.25	12.13
Other Property, Plant and Equipment	0.38	0.47
General and Administrative (G&A)	1.53	1.59
Interest Expense, Net	0.79	1.04
Total (1)	$22.32	$23.26

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, DD&A , G&A and net interest expense for the three months ended March 31, 2019, compared to the same period of 2018, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $336 million for the first quarter of 2019 increased $36 million from $300 million for the same prior year period primarily due to increased operating and maintenance costs ($24 million), workover expenditures ($13 million) and lease and well administrative expenses ($4 million), all in the United States, partially offset by decreased operating and maintenance costs in the United Kingdom ($5 million) due to the sale of operations in the fourth quarter of 2018. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

DD&A expenses for the first quarter of 2019 increased $131 million to $880 million from $749 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2019 were $132 million higher than the same prior year period. The increase primarily reflects increased production in the United States.

G&A expenses of $107 million for the first quarter of 2019 increased $12 million from $95 million in the same prior year period primarily due to increased employee-related expenses resulting from expanded operations.

Interest expense, net of $55 million for the first quarter of 2019 decreased $7 million compared to the same prior year period primarily due to repayment in October 2018 of the $350 million aggregate principal amount of 6.875% Senior Notes due 2018.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees from third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $10 million to $111 million for the first quarter of 2019 compared to $101 million for the same prior year period primarily due to increased operating costs in the Permian Basin ($17 million) and the Rocky Mountain area ($3 million), partially offset by decreased operating costs in the Eagle Ford ($7 million) and in the United Kingdom ($5 million) due to the sale of operations in the fourth quarter of 2018.

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

Impairments of $72 million for the first quarter of 2019 were $7 million higher than impairments for the same prior year period primarily due to increased amortization of unproved property costs in the United States, which was caused by an increase in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $25 million and $22 million for the first quarter of 2019 and 2018, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2019 increased $14 million to $193 million (7.0% of wellhead revenues) compared to $179 million (6.8% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased ad valorem/property taxes ($21 million) primarily as a result of increased valuation of the underlying assets, partially offset by decreases in severance/production taxes ($5 million), both in the United States.

Other income, net of $6 million for the first quarter of 2019 increased $5 million compared to the same prior year period primarily due to an increase in interest income.

EOG recognized an income tax provision of $192 million for the first quarter of 2019 compared to an income tax provision of $175 million in the first quarter of 2018, primarily due to the absence of certain tax reform measurement-period adjustments and a reduction in tax benefits from stock-based compensation. The net effective tax rate for 2019 increased to 23% from 21% in 2018.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2019, were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; and other property, plant and equipment expenditures. During the first three months of 2019, EOG's cash balance decreased $420 million to $1,136 million from $1,556 million at December 31, 2018.

Net cash provided by operating activities of $1,608 million for the first three months of 2019 increased $56 million compared to the same period of 2018 primarily due to an increase in wellhead revenues ($132 million); an increase in cash received for settlements of commodity derivative contracts ($43 million); an increase in gathering, processing and marketing revenues less marketing costs ($20 million); and a decrease in net cash paid for income taxes ($13 million), partially offset by an unfavorable change in working capital ($101 million) and increases in cash operating expenses ($67 million).

Net cash used in investing activities of $1,891 million for the first three months of 2019 increased by $435 million compared to the same period of 2018 due to an increase in additions to oil and gas properties ($574 million), partially offset by a favorable change in components of working capital associated with investing activities ($112 million); a decrease in additions to other property, plant and equipment ($15 million); and an increase in proceeds from the sale of assets ($12 million).

Net cash used in financing activities of $137 million for the first three months of 2019 included cash dividend payments ($128 million) and purchases of treasury stock in connection with stock compensation plans ($6 million). Net cash used in financing activities of $114 million for the first three months of 2018 included cash dividend payments ($97 million) and purchases of treasury stock in connection with stock compensation plans ($17 million).

Total Expenditures. For the year 2019, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $6.1 billion to $6.5 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the three-month periods ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Expenditure Category
Capital
Exploration and Development Drilling	$1,402	$1,131
Facilities	164	163
Leasehold Acquisitions (1)	107	77
Property Acquisitions (2)	321	—
Capitalized Interest	7	5
Subtotal	2,001	1,376
Exploration Costs	36	35
Dry Hole Costs	—	—
Exploration and Development Expenditures	2,037	1,411
Asset Retirement Costs	4	12
Total Exploration and Development Expenditures	2,041	1,423
Other Property, Plant and Equipment (3)	61	124
Total Expenditures	$2,102	$1,547

(1)	Leasehold acquisitions included $44 million and $9 million for the three-month periods ended March 31, 2019 and 2018, respectively, related to non-cash property exchanges.

(2)	Property acquisitions included $18 million for the three-month period ended March 31, 2019, related to non-cash property exchanges.

(3)
Other property, plant and equipment included $48 million of non-cash additions for the three-month period ended March 31, 2018, made in connection with a capital lease transaction in the Permian Basin.

Exploration and development expenditures of $2,037 million for the first three months of 2019 were $626 million higher than the same period of 2018 primarily due to increased exploration and drilling expenditures in the United States ($265 million) and China ($8 million), increased property acquisitions ($321 million) and increased leasehold acquisitions ($30 million). Exploration and development expenditures for the first three months of 2019 of $2,037 million consisted of $1,555 million in development drilling and facilities, $321 million in property acquisitions, $154 million in exploration and $7 million in capitalized interest. Exploration and development expenditures for the first three months of 2018 of $1,411 million consisted of $1,291 million in development drilling and facilities, $115 million in exploration and $5 million in capitalized interest.

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

Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Losses on Mark-to-Market Commodity Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at March 31, 2019, as a net asset of $3 million.

Prices received by EOG for its crude oil production generally vary from NYMEX West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts through April 26, 2019. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through May 31, 2019 (closed)	20,000	$1.075
June 1, 2019 through December 31, 2019	20,000	1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts through April 26, 2019. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through May 31, 2019 (closed)	13,000	$5.572
June 1, 2019 through December 31, 2019	13,000	5.572

Presented below is a comprehensive summary of EOG's crude oil price swap contracts through April 26, 2019, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2019
April 2019	25,000	$60.00
May 1, 2019 through December 31, 2019	150,000	62.50

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through April 26, 2019, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2019
April 1, 2019 through May 31, 2019 (closed)	250,000	$2.90
June 1, 2019 through October 31, 2019	250,000	2.90

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 13 through 22 of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on pages 40 through 43 of EOG's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 26, 2019 (EOG's 2018 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-29 through F-31 of EOG's 2018 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

January 1, 2019 - January 31, 2019	9,867	$97.28	—	6,386,200
February 1, 2019 - February 28, 2019	2,711	98.75	—	6,386,200
March 1, 2019 - March 31, 2019	57,294	87.54	—	6,386,200
Total	69,872	89.35	—

(1)
The 69,872 total shares for the quarter ended March 31, 2019, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the first quarter of 2019, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.    OTHER INFORMATION

2019 Annual Stockholders Meeting

The 2019 annual meeting of stockholders (Annual Meeting) of EOG Resources, Inc. (EOG) was held on April 29, 2019, in Houston, Texas, for the following purposes: (i) to elect eight directors to hold office until EOG's 2020 annual meeting of stockholders and until their respective successors are duly elected and qualified; (ii) to ratify the appointment by the Audit Committee of EOG's Board of Directors (Board) of Deloitte & Touche LLP, independent registered public accounting firm, as EOG's auditors for the year ending December 31, 2019; and (iii) to hold a non-binding advisory vote on the compensation of EOG's named executive officers.
At the close of business on March 1, 2019, the record date for the Annual Meeting, there were 580,058,059 shares of EOG common stock issued, outstanding and entitled to vote at the Annual Meeting. Proxies for the Annual Meeting were solicited by the Board pursuant to Regulation 14A under the Securities Exchange Act of 1934 (as amended) and there was no solicitation in opposition to the Board's nominees for director.
Each of the eight nominees for director was duly elected by EOG's stockholders, with votes as follows:

Nominee	Shares For	% of Shares Voted	Shares Against	Shares Abstaining	Broker Non-Votes

Janet F. Clark	479,519,732	98.34	8,046,100	119,597	29,592,835
Charles R. Crisp	470,619,785	96.52	16,945,897	119,747	29,592,835
Robert P. Daniels	479,095,906	98.26	8,468,289	121,234	29,592,835
James C. Day	474,991,455	97.42	12,573,419	120,555	29,592,835
C. Christopher Gaut	393,943,684	80.79	93,620,322	121,423	29,592,835
Julie J. Robertson	483,707,242	99.20	3,860,776	117,411	29,592,835
Donald F. Textor	464,919,254	96.59	16,371,065	6,395,110	29,592,835
William R. Thomas	464,366,064	95.41	22,329,070	990,295	29,592,835

The appointment of Deloitte & Touche LLP, independent registered public accounting firm, as EOG's auditors for the year ending December 31, 2019, was ratified by EOG's stockholders, with votes as follows

Shares For	% of Shares Voted	Shares Against	Shares Abstaining
513,467,660	99.29	3,664,702	145,902

With respect to the non-binding advisory vote on the compensation of EOG's named executive officers as disclosed in EOG's definitive proxy statement for the Annual Meeting, the compensation of EOG's named executive officers was approved by EOG's stockholders by the following vote:

Shares For	% of Shares Voted	Shares Against	Shares Abstaining	Broker Non-Votes
465,466,339	95.75	20,656,029	1,563,061	29,592,835

Adoption of New Annual Bonus Plan

On April 29, 2019, the Compensation Committee of the Board (Compensation Committee) approved and adopted the EOG Resources, Inc. Annual Bonus Plan (Annual Bonus Plan), effective as of January 1, 2019. The Annual Bonus Plan is designed to enhance EOG’s ability to attract and retain highly qualified employees and provide additional financial incentives to employees to promote the success of the company. Employees of EOG, including executive officers, who are on EOG’s payroll when bonus payments are made will be eligible to receive bonuses under the plan.

The Annual Bonus Plan will be administered by the Compensation Committee. As plan administrator, the Compensation Committee has the authority to (i) interpret the Annual Bonus Plan; (ii) determine the applicable performance goals and bonus opportunities for each participant; and (iii) determine bonus awards for each participant. The Compensation Committee may, however, delegate to EOG’s executive officers the authority to determine the applicable performance goals, bonus opportunities and bonus awards for participants who are not executive officers of the company. Performance goals may be based on company-wide financial, operational and strategic performance measures; financial, operational and strategic performance of one or more business units of the company; personal performance goals for a participant; and/or such other goals as may be determined by the Compensation Committee.

Bonuses awarded pursuant to the Annual Bonus Plan will be paid in cash or, at the discretion of the Compensation Committee (as plan administrator), in lieu of such cash payments, in the form of restricted stock or restricted stock units awarded under the terms of the Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan or in any combination of cash and restricted stock/restricted stock units. In addition, the Compensation Committee may permit participants who are eligible to participate in the EOG Resources, Inc. 409A Deferred Compensation Plan (as amended) the option to defer the receipt of a cash bonus awarded pursuant to the Annual Bonus Plan in accordance with the terms of such plan. Further, in the event that a participant's employment with EOG terminates for any reason prior to the payment of a bonus, the participant shall forfeit any right to receive such bonus.

The foregoing description of the Annual Bonus Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Annual Bonus Plan, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10‑Q and is incorporated by reference herein.

Termination of Existing Executive Officer Bonus Plan

Also on April 29, 2019, the Compensation Committee terminated the EOG Resources, Inc. Amended and Restated Executive Officer Annual Bonus Plan, with effect from January 1, 2019. Such plan was filed as Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed with the United States Securities and Exchange Commission on May 4, 2010) and is incorporated by reference herein.

ITEM 6.  EXHIBITS

Exhibit No.		Description

10.1	-	EOG Resources, Inc. Annual Bonus Plan

10.2	-
EOG Resources, Inc. Amended and Restated Executive Officer Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010) (SEC File No. 001-09743).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets - March 31, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2019 and 2018 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 2, 2019	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)