Form 10-Q
period 2019-06-30
EOG RESOURCES INC
filed 2019-08-01
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	580,663,061	(as of July 26, 2019)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues and Other
Crude Oil and Condensate	$2,528,866	$2,377,528	$4,729,269	$4,478,836
Natural Gas Liquids	186,374	286,354	405,012	507,769
Natural Gas	269,892	300,845	604,864	600,611
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	177,300	(185,883)	156,720	(245,654)
Gathering, Processing and Marketing	1,501,386	1,436,436	2,787,040	2,538,258
Gains (Losses) on Asset Dispositions, Net	8,009	(6,317)	4,173	(21,286)
Other, Net	25,803	29,114	69,194	60,705
Total	4,697,630	4,238,077	8,756,272	7,919,239
Operating Expenses
Lease and Well	347,281	314,604	683,572	614,668
Transportation Costs	174,101	177,797	350,623	354,754
Gathering and Processing Costs	112,643	109,169	223,938	210,514
Exploration Costs	32,522	47,478	68,846	82,314
Dry Hole Costs	3,769	4,902	3,863	4,902
Impairments	112,130	51,708	184,486	116,317
Marketing Costs	1,500,915	1,420,463	2,770,972	2,526,853
Depreciation, Depletion and Amortization	957,304	848,674	1,836,899	1,597,265
General and Administrative	121,780	104,083	228,452	198,781
Taxes Other Than Income	204,414	194,268	397,320	373,352
Total	3,566,859	3,273,146	6,748,971	6,079,720
Operating Income	1,130,771	964,931	2,007,301	1,839,519
Other Income (Expense), Net	8,503	(8,551)	14,115	(7,824)
Income Before Interest Expense and Income Taxes	1,139,274	956,380	2,021,416	1,831,695
Interest Expense, Net	49,908	63,444	104,814	125,400
Income Before Income Taxes	1,089,366	892,936	1,916,602	1,706,295
Income Tax Provision	241,525	196,205	433,335	370,975
Net Income	$847,841	$696,731	$1,483,267	$1,335,320
Net Income Per Share
Basic	$1.47	$1.21	$2.57	$2.32
Diluted	$1.46	$1.20	$2.56	$2.30
Average Number of Common Shares
Basic	577,460	576,135	577,333	575,953
Diluted	580,247	580,375	580,204	580,007
Comprehensive Income
Net Income	$847,841	$696,731	$1,483,267	$1,335,320
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(1,665)	(3,229)	(3,449)	1,773
Other, Net of Tax	6	6	12	12
Other Comprehensive Income (Loss)	(1,659)	(3,223)	(3,437)	1,785
Comprehensive Income	$846,182	$693,508	$1,479,830	$1,337,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$1,160,485	$1,555,634
Accounts Receivable, Net	2,001,953	1,915,215
Inventories	853,128	859,359
Assets from Price Risk Management Activities	134,951	23,806
Income Taxes Receivable	121,364	427,909
Other	223,640	275,467
Total	4,495,521	5,057,390
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	60,214,151	57,330,016
Other Property, Plant and Equipment	4,328,675	4,220,665
Total Property, Plant and Equipment	64,542,826	61,550,681
Less: Accumulated Depreciation, Depletion and Amortization	(34,818,395)	(33,475,162)
Total Property, Plant and Equipment, Net	29,724,431	28,075,519
Deferred Income Taxes	1,489	777
Other Assets	1,530,060	800,788
Total Assets	$35,751,501	$33,934,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,387,403	$2,239,850
Accrued Taxes Payable	268,837	214,726
Dividends Payable	165,999	126,971
Current Portion of Long-Term Debt	1,013,876	913,093
Current Portion of Operating Lease Liabilities	396,547	—
Other	181,395	233,724
Total	4,414,057	3,728,364

Long-Term Debt	4,165,284	5,170,169
Other Liabilities	1,803,475	1,258,355
Deferred Income Taxes	4,738,409	4,413,398
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 580,931,822 Shares Issued at June 30, 2019 and 580,408,117 Shares Issued at December 31, 2018	205,809	205,804
Additional Paid in Capital	5,729,318	5,658,794
Accumulated Other Comprehensive Loss	(4,528)	(1,358)
Retained Earnings	14,731,609	13,543,130
Common Stock Held in Treasury, 305,941 Shares at June 30, 2019 and 385,042 Shares at December 31, 2018	(31,932)	(42,182)
Total Stockholders' Equity	20,630,276	19,364,188
Total Liabilities and Stockholders' Equity	$35,751,501	$33,934,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2019	$205,807	$5,695,197	$(2,869)	$14,050,676	$(45,014)	$19,903,797
Net Income	—	—	—	847,841	—	847,841
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Common Stock Dividends Declared, $0.2875 Per Share	—	—	—	(166,908)	—	(166,908)
Other Comprehensive Loss	—	—	(1,659)	—	—	(1,659)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(5,834)	—	—	12,027	6,193
Restricted Stock and Restricted Stock Units, Net	2	1,788	—	—	(1,790)	—
Stock-Based Compensation Expenses	—	38,566	—	—	—	38,566
Treasury Stock Issued as Compensation	—	(399)	—	—	2,845	2,446
Balance at June 30, 2019	$205,809	$5,729,318	$(4,528)	$14,731,609	$(31,932)	$20,630,276

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2018	$205,793	$5,569,194	$(14,289)	$11,125,051	$(45,110)	$16,840,639
Net Income	—	—	—	696,731	—	696,731
Common Stock Issued Under Stock Plans	3	2,171	—	—	—	2,174
Common Stock Dividends Declared, $0.1850 Per Share	—	—	—	(107,126)	—	(107,126)
Other Comprehensive Loss	—	—	(3,223)	—	—	(3,223)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(12,446)	—	—	4,717	(7,729)
Restricted Stock and Restricted Stock Units, Net	—	918	—	—	(918)	—
Stock-Based Compensation Expenses	—	31,804	—	—	—	31,804
Treasury Stock Issued as Compensation	—	2	—	—	(878)	(876)
Balance at June 30, 2018	$205,796	$5,591,643	$(17,512)	$11,714,656	$(42,189)	$17,452,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2018	$205,804	$5,658,794	$(1,358)	$13,543,130	$(42,182)	$19,364,188
Net Income	—	—	—	1,483,267	—	1,483,267
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Common Stock Dividends Declared, $0.5075 Per Share	—	—	—	(294,521)	—	(294,521)
Other Comprehensive Loss	—	—	(3,437)	—	—	(3,437)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(7,074)	—	—	7,478	404
Restricted Stock and Restricted Stock Units, Net	5	384	—	—	(389)	—
Stock-Based Compensation Expenses	—	77,653	—	—	—	77,653
Treasury Stock Issued as Compensation	—	(439)	—	—	3,161	2,722
Cumulative Effect of Adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)"	—	—	267	(267)	—	—
Balance at June 30, 2019	$205,809	$5,729,318	$(4,528)	$14,731,609	$(31,932)	$20,630,276

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2017	$205,788	$5,536,547	$(19,297)	$10,593,533	$(33,298)	$16,283,273
Net Income	—	—	—	1,335,320	—	1,335,320
Common Stock Issued Under Stock Plans	5	3,623	—	—	—	3,628
Common Stock Dividends Declared, $0.37 Per Share	—	—	—	(214,197)	—	(214,197)
Other Comprehensive Loss	—	—	1,785	—	—	1,785
Change in Treasury Stock - Stock Compensation Plans, Net	—	(20,052)	—	—	(4,452)	(24,504)
Restricted Stock and Restricted Stock Units, Net	3	4,127	—	—	(4,130)	—
Stock-Based Compensation Expenses	—	67,289	—	—	—	67,289
Treasury Stock Issued as Compensation	—	109	—	—	(309)	(200)
Balance at June 30, 2018	$205,796	$5,591,643	$(17,512)	$11,714,656	$(42,189)	$17,452,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,483,267	$1,335,320
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,836,899	1,597,265
Impairments	184,486	116,317
Stock-Based Compensation Expenses	77,653	67,289
Deferred Income Taxes	324,294	347,586
(Gains) Losses on Asset Dispositions, Net	(4,173)	21,286
Other, Net	5,439	13,507
Dry Hole Costs	3,863	4,902
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(156,720)	245,654
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	31,290	(88,334)
Other, Net	1,639	(261)
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(69,746)	(309,751)
Inventories	(11,259)	(192,219)
Accounts Payable	126,853	455,977
Accrued Taxes Payable	53,280	22,535
Other Assets	487,387	(62,843)
Other Liabilities	(58,106)	(53,168)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(22,034)	(27,279)
Net Cash Provided by Operating Activities	4,294,312	3,493,783
Investing Cash Flows
Additions to Oil and Gas Properties	(3,446,497)	(2,980,286)
Additions to Other Property, Plant and Equipment	(116,881)	(144,858)
Proceeds from Sales of Assets	17,642	8,276
Changes in Components of Working Capital Associated with Investing Activities	22,056	27,250
Net Cash Used in Investing Activities	(3,523,680)	(3,089,618)
Financing Cash Flows
Long-Term Debt Repayments	(900,000)	—
Dividends Paid	(254,681)	(203,610)
Treasury Stock Purchased	(8,403)	(32,023)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	8,695	11,145
Debt Issuance Costs	(4,902)	—
Repayment of Finance Lease Liabilities	(6,403)	(3,354)
Changes in Components of Working Capital Associated with Financing Activities	(22)	29
Net Cash Used in Financing Activities	(1,165,716)	(227,813)
Effect of Exchange Rate Changes on Cash	(65)	(2,365)
Increase (Decrease) in Cash and Cash Equivalents	(395,149)	173,987
Cash and Cash Equivalents at Beginning of Period	1,555,634	834,228
Cash and Cash Equivalents at End of Period	$1,160,485	$1,008,215

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year.

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

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2018 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease and Well	$13.6	$11.4	$27.3	$24.2
Gathering and Processing Costs	0.3	0.1	0.5	0.2
Exploration Costs	6.5	5.7	13.0	12.6
General and Administrative	18.2	14.6	36.9	30.3
Total	$38.6	$31.8	$77.7	$67.3

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and other stock-based awards.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At June 30, 2019, approximately 13.0 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to 2008 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $13.6 million and $11.7 million during the three months ended June 30, 2019 and 2018, respectively, and $27.5 million and $23.7 million during the six months ended June 30, 2019 and 2018, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the six-month periods ended June 30, 2019 and 2018 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted Average Fair Value of Grants	$25.68	$29.18	$22.98	$23.27
Expected Volatility	31.50%	28.88%	36.31%	22.04%
Risk-Free Interest Rate	2.38%	2.23%	2.48%	1.60%
Dividend Yield	0.96%	0.67%	0.83%	0.66%
Expected Life	5.1 years	5.0 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2019 and 2018 (stock options and SARs in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	8,310	$96.90	9,103	$83.89
Granted	32	93.29	32	110.17
Exercised (1)	(157)	73.39	(1,662)	71.33
Forfeited	(107)	105.47	(124)	92.07
Outstanding at June 30 (2)	8,078	$97.23	7,349	$86.71
Vested or Expected to Vest (3)	7,741	$96.78	7,006	$86.44
Exercisable at June 30 (4)	3,905	$86.71	2,938	$78.74

(1)
The total intrinsic value of stock options/SARs exercised during the six months ended June 30, 2019 and 2018 was $3.9 million and $74.5 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at June 30, 2019 and 2018 was $45.0 million and $277.2 million, respectively. At June 30, 2019 and 2018, the weighted average remaining contractual life was 4.0 years and 4.3 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2019 and 2018 was $44.4 million and $266.2 million, respectively. At June 30, 2019 and 2018, the weighted average remaining contractual life was 3.9 years and 4.3 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at June 30, 2019 and 2018 was $37.1 million and $134.2 million, respectively. At June 30, 2019 and 2018, the weighted average remaining contractual life was 2.5 years and 2.7 years, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At June 30, 2019, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $81.3 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $23.1 million and $19.0 million for the three months ended June 30, 2019 and 2018, respectively, and $46.4 million and $41.3 million for the six months ended June 30, 2019 and 2018, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2019 and 2018 (shares and units in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	3,792	$96.64	3,905	$88.57
Granted	401	96.22	309	103.52
Released (1)	(395)	93.84	(331)	69.55
Forfeited	(68)	98.27	(120)	91.28
Outstanding at June 30 (2)	3,730	$96.86	3,763	$91.39

(1)
The total intrinsic value of restricted stock and restricted stock units released during the six months ended June 30, 2019 and 2018 was $35.7 million and $34.9 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2019 and 2018 was $347.5 million and $468.2 million, respectively.

At June 30, 2019, unrecognized compensation expense related to restricted stock and restricted stock units totaled $158.2 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

Performance Units. EOG grants performance units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the performance units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the performance units granted could be outstanding. The fair value of the performance units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the performance unit grants totaled $1.9 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $3.8 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the performance unit transactions for the six-month periods ended June 30, 2019 and 2018 (units in thousands):

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date
Outstanding at January 1	539		$101.53	502	$90.96
Granted	—		—	—	—
Granted for Performance Multiple (1)	72		69.43	72	101.87
Released (2)	(83)		85.65	—	—
Forfeited	—		—	—	—
Outstanding at June 30 (3)	528	(4)	$99.64	574	$92.33

(1)
Upon completion of the Performance Period for the performance units granted in 2015 and 2014, a performance multiple of 200% was applied to each of the grants resulting in additional grants of performance units in February 2019 and February 2018, respectively.

(2)
The total intrinsic value of performance units released during the six months ended June 30, 2019, was $7.7 million. The intrinsic value is based upon the closing price of EOG's common stock on the date the performance units are released.

(3)	The total intrinsic value of performance units outstanding at June 30, 2019 and 2018 was approximately $49.2 million and $71.4 million, respectively.

(4)	Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 205 and a maximum of 852 performance units could be outstanding.

At June 30, 2019, unrecognized compensation expense related to performance units totaled $6.0 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.2 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and six-month periods ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$847,841	$696,731	$1,483,267	$1,335,320
Denominator for Basic Earnings Per Share -
Weighted Average Shares	577,460	576,135	577,333	575,953
Potential Dilutive Common Shares -
Stock Options/SARs	434	1,365	452	1,237
Restricted Stock/Units and Performance Units	2,353	2,875	2,419	2,817
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	580,247	580,375	580,204	580,007
Net Income Per Share
Basic	$1.47	$1.21	$2.57	$2.32
Diluted	$1.46	$1.20	$2.56	$2.30

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. Shares underlying the excluded stock options and SARs were 6 million and zero shares for the three months ended June 30, 2019 and 2018, respectively, and were 6 million and zero shares for the six months June 30, 2019 and 2018, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the six-month periods ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Interest (1)	$108,994	$133,148
Income Taxes, Net of Refunds Received	$(331,778)	$62,777

(1)	Net of capitalized interest of $18 million and $11 million for the six months ended June 30, 2019 and 2018, respectively.

EOG's accrued capital expenditures at June 30, 2019 and 2018 were $626 million and $724 million, respectively.

Non-cash investing activities for the six months ended June 30, 2019 and 2018, included additions of $72 million and $83 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the six months ended June 30, 2018 included additions of $48 million to EOG's other property, plant and equipment primarily in connection with a finance lease transaction in the Permian Basin.

Cash paid for leases for the six months ended June 30, 2019, are disclosed in Note 14.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues and Other
United States	$4,611,789	$4,114,610	$8,588,808	$7,685,744
Trinidad	71,132	81,611	141,000	162,624
Other International (1)	14,709	41,856	26,464	70,871
Total	$4,697,630	$4,238,077	$8,756,272	$7,919,239
Operating Income (Loss)
United States	$1,107,910	$946,883	$1,958,810	$1,792,736
Trinidad	34,390	27,821	73,222	68,118
Other International (1)	(11,529)	(9,773)	(24,731)	(21,335)
Total	1,130,771	964,931	2,007,301	1,839,519
Reconciling Items
Other Income (Expense), Net	8,503	(8,551)	14,115	(7,824)
Interest Expense, Net	(49,908)	(63,444)	(104,814)	(125,400)
Income Before Income Taxes	$1,089,366	$892,936	$1,916,602	$1,706,295

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at June 30, 2019 and December 31, 2018 (in thousands):

	At June 30, 2019	At December 31, 2018
Total Assets
United States	$35,025,034	$33,178,733
Trinidad	586,586	629,633
Other International (1)	139,881	126,108
Total	$35,751,501	$33,934,474

(1)	Other International primarily consists of EOG's China and Canada operations.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Carrying Amount at January 1	$954,377	$946,848
Liabilities Incurred	56,490	25,496
Liabilities Settled (1)	(41,650)	(8,184)
Accretion	20,523	17,941
Revisions	8,006	(148)
Foreign Currency Translations	219	(547)
Carrying Amount at June 30	$997,965	$981,406

Current Portion	$27,416	$18,892
Noncurrent Portion	$970,549	$962,514

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2019, are presented below (in thousands):

Six Months Ended June 30, 2019
Balance at January 1	$4,121
Additions Pending the Determination of Proved Reserves	19,664
Reclassifications to Proved Properties	(2,606)
Costs Charged to Expense	(3,801)
Balance at June 30	$17,378

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At June 30, 2019, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, and a defined benefit pension plan covering certain of its employees in Trinidad. For the six months ended June 30, 2019 and 2018, EOG's total costs recognized for these pension plans were $23.0 million and $20.2 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings or uncommitted credit facility borrowings at June 30, 2019 and December 31, 2018, and did not utilize any such borrowings during the six months ended June 30, 2019. During the six months ended June 30, 2018, EOG utilized commercial paper borrowings, bearing market interest rates, for various corporate financing purposes. The average borrowings outstanding under the commercial paper program was $17 million during the six months ended June 30, 2018. The weighted average interest rate for commercial paper borrowings during the six months ended June 30, 2018, was 1.97%.

On June 3, 2019, EOG repaid upon maturity the $900 million aggregate principal amount of its 5.625% Senior Notes due 2019.

On June 27, 2019, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders (Banks). The New Facility replaces EOG’s $2.0 billion senior unsecured Revolving Credit Agreement, dated as of July 21, 2015, with domestic and foreign lenders (2015 Facility), which had a scheduled maturity date of July 21, 2020 and which was terminated by EOG (without penalty), effective as of June 27, 2019, in connection with the completion of the New Facility.

The New Facility has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The New Facility (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the New Facility will accrue interest based, at EOG’s option, on either the London InterBank Offered Rate plus an applicable margin (Eurodollar Rate) or the Base Rate (as defined in the New Facility) plus an applicable margin. The applicable margin used in connection with interest rates and fees will be based on EOG’s credit rating for its senior unsecured long-term debt at the applicable time.

Consistent with the terms of the 2015 Facility, the New Facility contains representations, warranties, covenants and events of default that we believe are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-total capitalization (as such terms are defined in the New Facility) of no greater than 65%. At June 30, 2019, EOG was in compliance with this financial covenant.

There were no borrowings or letters of credit outstanding under the 2015 Facility as of (i) December 31, 2018 or (ii) the June 27, 2019 effective date of the closing of the New Facility and termination of the 2015 Facility. Further, at June 30, 2019, there were no borrowings or letters of credit outstanding under the New Facility. The Eurodollar Rate and Base Rate (inclusive of the applicable margin), had there been any amounts borrowed under the New Facility at June 30, 2019, would have been 3.30% and 5.50%, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Common Stock. On May 2, 2019, EOG's Board of Directors increased the quarterly cash dividend on the common stock from the previous $0.22 per share to $0.2875 per share, effective beginning with the dividend to be paid on July 31, 2019, to stockholders of record as of July 17, 2019.

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2018 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2019
Financial Assets:
Natural Gas Swaps	$—	$18,507	$—	$18,507
Crude Oil Swaps	—	118,854	—	118,854
Crude Oil Basis Swaps	—	867	—	867
Financial Liabilities:
Crude Oil Basis Swaps	$—	$3,277	$—	$3,277

At December 31, 2018
Financial Assets:
Crude Oil Basis Swaps	$—	$23,806	$—	$23,806

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

Proved oil and gas properties and other assets with a carrying amount of $413 million were written down to their fair value of $322 million, resulting in pretax impairment charges of $91 million for the six months ended June 30, 2019. Included in the $91 million pretax impairment charges are $89 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 4.

Fair Value of Debt. At June 30, 2019 and December 31, 2018, respectively, EOG had outstanding $5,140 million and $6,040 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $5,387 million and $6,027 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts for the six months ended June 30, 2019. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through July 31, 2019 (closed)	20,000	$1.075
August 1, 2019 through December 31, 2019	20,000	1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts for the six months ended June 30, 2019. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through July 31, 2019 (closed)	13,000	$5.572
August 1, 2019 through December 31, 2019	13,000	5.572

Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the six months ended June 30, 2019, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2019
April 2019 (closed)	25,000	$60.00
May 1, 2019 through June 30, 2019 (closed)	150,000	62.50
July 1, 2019 through December 31, 2019	150,000	62.50

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the six months ended June 30, 2019, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2019
April 1, 2019 through July 31, 2019 (closed)	250,000	$2.90
August 1, 2019 through October 31, 2019	250,000	2.90

The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at June 30, 2019 and December 31, 2018.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in thousands):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2019	December 31, 2018
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$134,951	$23,806

(1)	The current portion of Assets from Price Risk Management Activities consists of gross assets of $138 million, partially offset by gross liabilities of $3 million at June 30, 2019.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net asset position at June 30, 2019 and December 31, 2018. EOG had no collateral posted and held collateral of $4 million at June 30, 2019. EOG had no collateral posted or held at December 31, 2018.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.  Acquisitions and Divestitures

During the six months ended June 30, 2019, EOG paid cash for property acquisitions of $304 million in the United States. Additionally, during the six months ended June 30, 2019, EOG recognized net gains on asset dispositions of $4 million and received proceeds of approximately $18 million. During the six months ended June 30, 2018, EOG recognized net losses on asset dispositions of $(21) million, primarily due to non-cash exchanges of unproved leasehold in New Mexico and Wyoming as well as the disposition of inventory and other assets, and received proceeds of approximately $8 million.

14. Leases

In the ordinary course of business, EOG enters into contracts for drilling, fracturing, compression, real estate and other services which contain equipment and other assets that meet the definition of a lease under ASU 2016-02. The lease term for these contracts, which includes any renewals at EOG's option that are reasonably certain to be exercised, ranges from one month to 30 years. ROU assets and related liabilities are recognized on commencement date on the Condensed Consolidated Balance Sheets based on future lease payments, discounted based on the rate implicit in the contract, if readily determinable, or EOG's incremental borrowing rate commensurate with the lease term of the contract. Contracts with lease terms less than 12 months are not recorded on the Condensed Consolidated Balance Sheets, but instead are disclosed as short-term lease cost.

EOG has elected not to separate non-lease components from all leases, excluding those for fracturing services, real estate and salt water disposal, as lease payments for these contracts contain significant non-lease components, such as labor and operating costs.

Lease costs are classified by the function of the ROU asset. The lease costs related to exploration and development activities are initially included in the Oil and Gas Properties line on the Condensed Consolidated Balance Sheets and subsequently accounted for in accordance with the Extractive Industries - Oil and Gas Topic of the Accounting Standards Codification. Variable lease cost represents costs incurred above the contractual minimum payments for operating and finance leases. The components of lease cost for the three month and six month periods ended June 30, 2019, were as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease Cost	$134	$253
Finance Lease Cost:
Amortization of Lease Assets	4	7
Interest on Lease Liabilities	—	1
Variable Lease Cost	97	128
Short-Term Lease Cost	157	228
Total Lease Cost	$392	$617

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the amounts and classification of EOG's outstanding ROU assets and related lease liabilities and supplemental information at June 30, 2019 (in millions, except lease terms and discount rates):

Description	Location on Balance Sheet	Amount
Assets
Operating Leases	Other Assets	$895
Finance Leases	Property, Plant and Equipment, Net (1)	59
Total		$954

Liabilities
Current
Operating Leases	Current Portion of Operating Lease Liabilities	$397
Finance Leases	Current Portion of Long-Term Debt	15
Long-Term
Operating Leases	Other Liabilities	527
Finance Leases	Long-Term Debt	49
Total		$988

(1)	Finance lease assets are recorded net of accumulated amortization of $53 million at June 30, 2019.

Six Months Ended June 30, 2019
Weighted Average Remaining Lease Term (in years):
Operating Leases	3.3
Finance Leases	5.3

Weighted Average Discount Rate:
Operating Leases	3.5%
Finance Leases	3.0%

Cash paid for leases was as follows for the six months ended June 30, 2019 (in millions):

Six Months Ended June 30, 2019
Repayment of Operating Lease Liabilities Associated with Operating Activities	$104
Repayment of Operating Lease Liabilities Associated with Investing Activities	146
Repayment of Finance Lease Liabilities	8

Upon adoption of ASU 2016-02 effective January 1, 2019, EOG recognized operating lease ROU assets of $566 million. Non-cash leasing activities for the six months ended June 30, 2019, included the addition of $606 million of operating leases.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

At June 30, 2019, the future minimum lease payments under non-cancellable leases were as follows (in millions):

	Operating Leases	Finance Leases
July 1, 2019 to December 31, 2019	$230	$8
2020	362	15
2021	177	15
2022	104	12
2023	45	8
2024 and Beyond	63	14
Total Lease Payments	981	72
Less: Discount to Present Value	57	8
Total Lease Liabilities	924	64
Less: Current Portion of Lease Liabilities	397	15
Long-Term Lease Liabilities	$527	$49

At June 30, 2019, EOG had additional leases of $823 million, of which $97 million, $521 million and $205 million were expected to commence in the remainder of 2019, 2020 and 2021, respectively, with lease terms of 1 month to 10 years.

At December 31, 2018 and prior to the adoption of ASU 2016-02 and other related ASUs, the future minimum commitments under non-cancellable leases, including non-lease components and excluding contracts with lease terms less than 12 months, were as follows (in millions):

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

Crude oil, natural gas liquids (NGLs) and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas and the availability of other energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2019 will continue to impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first six months of 2019, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $57.38 per barrel and $2.87 per million British thermal units (MMBtu), respectively, representing a decrease of 12% and an increase of 1%, respectively, from the average NYMEX prices for the same period in 2018. Market prices for NGLs are influenced by crude oil prices and the composition of NGL production, including ethane, propane and butane, among others. Based on its 2019 drilling and completion plans, EOG expects its 2019 total production and total crude oil production to increase as compared to 2018.

During the first half of 2019, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG continued to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 77% and 76% of EOG's United States production during the first half of 2019 and 2018, respectively. During the first half of 2019, EOG's drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary, and crude oil and condensate which is sold to Heritage Petroleum Company Limited. During the second half of 2019, EOG plans to drill three net wells.

Other International. In the Sichuan Basin, Sichuan Province, China, EOG drilled two wells in the first half of 2019 to complete the drilling program started in 2018. EOG completed one drilled uncompleted well from the 2018 drilling program in 2019. All natural gas produced from the Baijaochang Field is sold under a long-term contract to PetroChina.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 20% at June 30, 2019 and 24% at December 31, 2018. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On June 3, 2019, EOG repaid upon maturity the $900 million aggregate principal amount of its 5.625% Senior Notes due 2019.

On June 27, 2019, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders. The New Facility replaces EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of July 21, 2015, which had a scheduled maturity date of July 21, 2020. The New Facility has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The New Facility (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility.

Effective January 1, 2019, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 and other related ASUs resulted in the recognition of right-of-use assets and related lease liabilities representing the obligation to make lease payments for certain lease transactions and the disclosure of additional leasing information. The adoption of ASU 2016-02 and other related ASUs resulted in a significant increase to assets and liabilities related to operating leases on the Condensed Consolidated Balance Sheet at June 30, 2019. Financial results prior to January 1, 2019, are unchanged. See Note 1 "Summary of Significant Accounting Policies" and Note 14 "Leases" to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following review of operations for the three months and six months ended June 30, 2019 and 2018 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Operating Revenues. During the second quarter of 2019, operating revenues increased $460 million, or 11%, to $4,698 million from $4,238 million for the same period of 2018. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the second quarter of 2019 increased $20 million, or 1%, to $2,985 million from $2,965 million for the same period of 2018. EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $177 million for the second quarter of 2019 compared to net losses of $186 million for the same period of 2018. Gathering, processing and marketing revenues for the second quarter of 2019 increased $65 million, or 5%, to $1,501 million from $1,436 million for the same period of 2018. Net gains on asset dispositions were $8 million for the second quarter of 2019 compared to net losses of $6 million for the same period of 2018.

Wellhead volume and price statistics for the three-month periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019	2018
Crude Oil and Condensate Volumes (MBbld) (1)
United States	454.9	379.2
Trinidad	0.6	0.8
Other International (2)	0.2	4.6
Total	455.7	384.6
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$61.01	$67.91
Trinidad	49.56	60.57
Other International (2)	55.07	70.88
Composite	60.99	67.93
Natural Gas Liquids Volumes (MBbld) (1)
United States	131.1	112.9
Other International (2)	—	—
Total	131.1	112.9
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$15.63	$27.86
Other International (2)	—	—
Composite	15.63	27.86
Natural Gas Volumes (MMcfd) (1)
United States	1,047	914
Trinidad	273	282
Other International (2)	36	32
Total	1,356	1,228
Average Natural Gas Prices ($/Mcf) (3)
United States	$1.98	$2.56
Trinidad	2.69	2.98
Other International (2)	4.25	4.10
Composite	2.19	2.69
Crude Oil Equivalent Volumes (MBoed) (4)
United States	760.4	644.4
Trinidad	46.1	47.8
Other International (2)	6.3	10.0
Total	812.8	702.2

Total MMBoe (4)	74.0	63.9

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the second quarter of 2019 increased $151 million, or 6%, to $2,529 million from $2,378 million for the same period of 2018. The increase was due to an increase of 71 MBbld, or 18%, in wellhead crude oil and condensate production ($439 million), partially offset by a lower composite average price ($288 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the second quarter of 2019 decreased 10% to $60.99 per barrel compared to $67.93 per barrel for the same period of 2018.

NGL revenues for the second quarter of 2019 decreased $100 million, or 35%, to $186 million from $286 million for the same period of 2018 due to a lower composite average price ($146 million), partially offset by an increase of 18 MBbld, or 16%, in production ($46 million). Increased production was primarily in the Permian Basin. EOG's composite NGL price for the second quarter of 2019 decreased 44% to $15.63 per barrel compared to $27.86 per barrel for the same period of 2018.

Wellhead natural gas revenues for the second quarter of 2019 decreased $31 million, or 10%, to $270 million from $301 million for the same period of 2018. The decrease was due to a lower average composite price ($63 million), partially offset by an increase in natural gas deliveries ($32 million). Natural gas deliveries for the second quarter of 2019 increased 128 MMcfd, or 10%, compared to the same period of 2018 due primarily to higher deliveries in the United States primarily resulting from increased production of associated natural gas from the Permian Basin and higher natural gas volumes in South Texas. EOG's composite wellhead natural gas price for the second quarter of 2019 decreased 19% to $2.19 per Mcf compared to $2.69 per Mcf for the same period of 2018.

During the second quarter of 2019, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $177 million compared to net losses of $186 million for the same period of 2018. During the second quarter of 2019, net cash received from settlements of financial commodity derivative contracts was $10 million compared to net cash paid of $66 million for the same period of 2018.

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

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2019 decreased $15 million as compared to the same period of 2018 primarily due to lower margins on crude oil marketing activities, partially offset by higher margins on natural gas marketing activities.

Operating and Other Expenses.  For the second quarter of 2019, operating expenses of $3,567 million were $294 million higher than the $3,273 million incurred during the second quarter of 2018.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Lease and Well	$4.70	$4.92
Transportation Costs	2.35	2.78
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.55	12.83
Other Property, Plant and Equipment	0.39	0.45
General and Administrative (G&A)	1.65	1.63
Interest Expense, Net	0.67	0.99
Total (1)	$22.31	$23.60

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for the three months ended June 30, 2019, compared to the same period of 2018, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $347 million for the second quarter of 2019 increased $32 million from $315 million for the same prior year period primarily due to increased operating and maintenance costs ($24 million), lease and well administrative expenses ($8 million) and workover expenditures ($4 million), all in the United States, partially offset by decreased operating and maintenance costs in the United Kingdom ($3 million) due to the sale of operations in the fourth quarter of 2018. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $174 million for the second quarter of 2019 decreased $4 million from $178 million for the same prior year period primarily due to decreased transportation costs in the Eagle     Ford ($24 million), partially offset by increased transportation costs in the Permian Basin ($17 million) and Rocky Mountain area ($4 million).

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

DD&A expenses for the second quarter of 2019 increased $108 million to $957 million from $849 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2019 were $108 million higher than the same prior year period. The increase primarily reflects increased production in the United States.

G&A expenses of $122 million for the second quarter of 2019 increased $18 million from $104 million for the same prior year period primarily due to increased employee-related expenses resulting from expanded operations.

Interest expense, net of $50 million for the second quarter of 2019 decreased $14 million compared to the same prior year period primarily due to repayment in October 2018 of the $350 million aggregate principal amount of 6.875% Senior Notes due 2018 ($6 million), repayment in June 2019 of the $900 million aggregate principal amount of 5.625% Senior Notes due 2019 ($4 million) and higher capitalized interest ($4 million).

Exploration costs of $33 million for the second quarter of 2019 decreased $14 million from $47 million for the same prior year period primarily due to decreased geological and geophysical costs in Trinidad.

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

Impairments of $112 million for the second quarter of 2019 were $60 million higher than impairments for the same prior year period primarily due to increased impairments of other assets in the United States. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $65 million and $10 million for the second quarter of 2019 and 2018, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2019 increased $10 million to $204 million (6.8% of wellhead revenues) compared to $194 million (6.6% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased ad valorem/property taxes ($16 million) primarily as a result of increased valuation of the underlying assets, partially offset by decreases in severance/production taxes ($3 million), both in the United States, and an increase in credits available to EOG in the second quarter of 2019 for Texas high-cost gas severance tax rate reductions ($2 million).

Other income, net of $9 million for the second quarter of 2019 increased $17 million compared to the same prior year period primarily due to higher foreign currency exchange gains ($7 million), an increase in interest income ($6 million) and a decrease in deferred compensation expense ($5 million).

EOG recognized an income tax provision of $242 million for the second quarter of 2019 compared to an income tax provision of $196 million for the second quarter of 2018, primarily due to an increase in pretax income. The net effective tax rate of 22% for the second quarter of 2019 was unchanged from the second quarter of 2018.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Operating Revenues. During the first six months of 2019, operating revenues increased $837 million, or 11%, to $8,756 million from $7,919 million for the same period of 2018. Total wellhead revenues for the first six months of 2019 increased $152 million, or 3%, to $5,739 million from $5,587 million for the same period of 2018. During the first six months of 2019, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $157 million compared to net losses of $246 million for the same period of 2018. Gathering, processing and marketing revenues for the first six months of 2019 increased $249 million, or 10%, to $2,787 million from $2,538 million for the same period of 2018. Net gains on asset dispositions were $4 million for the first six months of 2019 compared to net losses of $21 million for the same period of 2018.

Wellhead volume and price statistics for the six-month periods ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
Crude Oil and Condensate Volumes (MBbld)
United States	445.1	369.5
Trinidad	0.7	0.9
Other International	—	3.6
Total	445.8	374.0
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$58.63	$66.13
Trinidad	46.62	57.59
Other International	57.78	71.14
Composite	58.61	66.16
Natural Gas Liquids Volumes (MBbld)
United States	125.4	106.8
Other International	—	—
Total	125.4	106.8
Average Natural Gas Liquids Prices ($/Bbl)
United States	$17.84	$26.27
Other International	—	—
Composite	17.84	26.27
Natural Gas Volumes (MMcfd)
United States	1,025	884
Trinidad	270	288
Other International	37	30
Total	1,332	1,202
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.37	$2.65
Trinidad	2.80	2.93
Other International	4.31	4.22
Composite	2.51	2.76
Crude Oil Equivalent Volumes (MBoed)
United States	741.3	623.6
Trinidad	45.6	48.8
Other International	6.4	8.8
Total	793.3	681.2

Total MMBoe	143.6	123.3

(1)	Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

Wellhead crude oil and condensate revenues for the first six months of 2019 increased $250 million, or 6%, to $4,729 million from $4,479 million for the same period of 2018 due to an increase of 72 MBbld, or 19%, in wellhead crude oil and condensate production ($859 million), partially offset by a lower composite average price ($609 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first six months of 2019 decreased 11% to $58.61 per barrel compared to $66.16 per barrel for the same period of 2018.

NGL revenues for the first six months of 2019 decreased $103 million, or 20%, to $405 million from $508 million for the same period of 2018 due to a lower composite average price ($192 million), partially offset by an increase of 19 MBbld, or 17%, in NGL deliveries ($89 million). Increased production was primarily in the Permian Basin. EOG's composite NGL price for the first six months of 2019 decreased 32% to $17.84 per barrel compared to $26.27 per barrel for the same period of 2018.

Wellhead natural gas revenues for the first six months of 2019 increased $4 million, or 1%, to $605 million from $601 million for the same period of 2018. The increase was due to an increase in natural gas deliveries ($59 million), partially offset by a lower composite wellhead natural gas price ($55 million). Natural gas deliveries for the first six months of 2019 increased 130 MMcfd, or 11%, compared to the same period of 2018 due primarily to higher deliveries in the United States resulting from increased production of associated natural gas from the Permian Basin and higher natural gas volumes from South Texas, partially offset by lower production of associated natural gas in the Rocky Mountain area and lower natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the first six months of 2019 decreased 9% to $2.51 per Mcf compared to $2.76 per Mcf for the same period of 2018.

During the first six months of 2019, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $157 million compared to net losses of $246 million for the same period of 2018. During the first six months of 2019, net cash received from settlements of financial commodity derivative contracts was $31 million compared to net cash paid for settlements of financial commodity derivative contracts of $88 million for the same period of 2018.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2019 increased $5 million as compared to the same period of 2018 primarily due to higher margins on natural gas marketing activities.

Operating and Other Expenses. For the first six months of 2019, operating expenses of $6,749 million were $669 million higher than the $6,080 million incurred during the same period of 2018. The following table presents the costs per Boe for the six-month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Lease and Well	$4.76	$4.99
Transportation Costs	2.44	2.88
DD&A -
Oil and Gas Properties	12.40	12.49
Other Property, Plant and Equipment	0.39	0.46
G&A	1.59	1.61
Interest Expense, Net	0.73	1.02
Total (1)	$22.31	$23.45

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for the six months ended June 30, 2019, compared to the same period of 2018 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $684 million for the first six months of 2019 increased $69 million from $615 million for the same prior year period primarily due to higher operating and maintenance costs ($48 million), higher workover expenditures ($17 million) and higher lease and well administrative costs ($12 million), all in the United States, partially offset by lower operating and maintenance costs in the United Kingdom ($8 million) due to the sale of operations in the fourth quarter of 2018. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

Transportation costs of $351 million for the first six months of 2019 decreased $4 million from $355 million for the same prior year period primarily due to decreased transportation costs in the Eagle Ford ($40 million), partially offset by increased transportation costs in the Permian Basin ($38 million).

DD&A expenses for the first six months of 2019 increased $240 million to $1,837 million from $1,597 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2019 were $241 million higher than the same prior year period. The increase primarily reflects increased production in the United States.

G&A expenses of $228 million for the first six months of 2019 increased $29 million from $199 million for the same prior year period primarily due to increased employee-related expenses resulting from expanded operations.

Interest expense, net of $105 million for the first six months of 2019 decreased $21 million compared to the same prior year period primarily due to repayment in October 2018 of the $350 million aggregate principal amount of 6.875% Senior Notes due 2018 ($12 million), higher capitalized interest ($6 million) and repayment in June 2019 of the $900 million aggregate principal amount of 5.625% Senior Notes due 2019 ($4 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees from third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs of $224 million for the first six months of 2019 increased $13 million compared to the same prior year period primarily due to increased operating costs in the Permian Basin ($28 million) and the Rocky Mountain area ($5 million), partially offset by decreased operating costs in the United Kingdom ($19 million) due to the sale of operations in the fourth quarter of 2018.

Exploration costs of $69 million for the first six months of 2019 decreased $13 million from $82 million for the same prior year period primarily due to decreased geological and geophysical costs in Trinidad.

Impairments of $184 million for the first six months of 2019 were $68 million higher than impairments for the same prior year period primarily due to increased impairments of other assets in the United States. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $91 million and $32 million for the first six months of 2019 and 2018, respectively.

Taxes other than income for the first six months of 2019 increased $24 million to $397 million (6.9% of wellhead revenues) from $373 million (6.7% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased ad valorem/property taxes in the United States ($37 million) primarily as a result of increased valuation of the underlying assets, partially offset by decreases in severance/production taxes in the United States ($6 million) and Trinidad ($3 million), and an increase in credits available to EOG in the second quarter of 2019 for Texas high-cost severance tax rate reductions ($4 million).

Other income, net of $14 million for the first six months of 2019 increased $22 million compared to the same prior year period primarily due to an increase in interest income ($11 million) and higher foreign currency exchange gains ($8 million).

EOG recognized an income tax provision of $433 million for the first six months of 2019 compared to an income tax provision of $371 million for the same period in 2018, primarily due to an increase in pretax income. The net effective tax rate for the first six months of 2019 increased to 23% from 22% for the first six months of 2018.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2019, were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; long-term debt repayments; dividend payments to stockholders; and other property, plant and equipment expenditures. During the first six months of 2019, EOG's cash balance decreased $396 million to $1,160 million from $1,556 million at December 31, 2018.

Net cash provided by operating activities of $4,294 million for the first six months of 2019 increased $801 million compared to the same period of 2018 primarily due to a decrease in net cash paid for income taxes ($395 million), a favorable change in working capital ($252 million), an increase in wellhead revenues ($152 million) and an increase in cash received for settlements of commodity derivative contracts ($120 million), partially offset by an increase in cash operating expenses ($104 million).

Net cash used in investing activities of $3,524 million for the first six months of 2019 increased by $434 million compared to the same period of 2018 due to an increase in additions to oil and gas properties ($466 million) and an unfavorable change in components of working capital associated with investing activities ($5 million), partially offset by a decrease in additions to other property, plant and equipment ($28 million) and an increase in proceeds from the sale of assets ($9 million).

Net cash used in financing activities of $1,166 million for the first six months of 2019 included repayments of long-term debt ($900 million) and cash dividend payments ($255 million). Net cash used in financing activities of $228 million for the first six months of 2018 included cash dividend payments ($204 million) and purchases of treasury stock in connection with stock compensation plans ($32 million).

Total Expenditures. For the year 2019, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $6.1 billion to $6.5 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the six-month periods ended June 30, 2019 and 2018 (in millions):

	Six Months Ended June 30,
	2019	2018
Expenditure Category
Capital
Exploration and Development Drilling	$2,692	$2,503
Facilities	338	340
Leasehold Acquisitions (1)	145	172
Property Acquisitions (2)	322	37
Capitalized Interest	18	11
Subtotal	3,515	3,063
Exploration Costs	69	82
Dry Hole Costs	4	5
Exploration and Development Expenditures	3,588	3,150
Asset Retirement Costs	60	31
Total Exploration and Development Expenditures	3,648	3,181
Other Property, Plant and Equipment (3)	117	193
Total Expenditures	$3,765	$3,374

(1)	Leasehold acquisitions included $54 million and $60 million for the six-month periods ended June 30, 2019 and 2018, respectively, related to non-cash property exchanges.

(2)	Property acquisitions included $18 million and $23 million for the six-month periods ended June 30, 2019 and 2018, respectively, related to non-cash property exchanges.

(3)	Other property, plant and equipment included $48 million of non-cash additions for the six-month period ended June 30, 2018 made in connection with a finance lease transaction in the Permian Basin.

Exploration and development expenditures of $3,588 million for the first six months of 2019 were $438 million higher than the same period of 2018 primarily due to increased property acquisitions ($285 million) and increased exploration and drilling expenditures in the United States ($181 million), partially offset by decreased leasehold acquisitions ($27 million). Exploration and development expenditures for the first six months of 2019 of $3,588 million consisted of $3,010 million in development drilling and facilities, $322 million in property acquisitions, $238 million in exploration and $18 million in capitalized interest. Exploration and development expenditures for the first six months of 2018 of $3,150 million consisted of $2,839 million in development drilling and facilities, $263 million in exploration, $37 million in property acquisitions and $11 million in capitalized interest.

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

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at June 30, 2019, as a net asset of $135 million.

Prices received by EOG for its crude oil production generally vary from NYMEX West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts through July 29, 2019. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through August 31, 2019 (closed)	20,000	$1.075
September 1, 2019 through December 31, 2019	20,000	1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts through July 29, 2019. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through August 31, 2019 (closed)	13,000	$5.572
September 1, 2019 through December 31, 2019	13,000	5.572

Presented below is a comprehensive summary of EOG's crude oil price swap contracts through July 29, 2019, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2019
April 2019 (closed)	25,000	$60.00
May 1, 2019 through June 30, 2019 (closed)	150,000	62.50
July 1, 2019 through December 31, 2019	150,000	62.50

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through July 29, 2019, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2019
April 1, 2019 through August 31, 2019 (closed)	250,000	$2.90
September 1, 2019 through October 31, 2019	250,000	2.90

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

April 1, 2019 - April 30, 2019	12,203	$99.42	—	6,386,200
May 1, 2019 - May 31, 2019	4,262	90.31	—	6,386,200
June 1, 2019 - June 30, 2019	6,093	88.60	—	6,386,200
Total	22,558	94.77	—

(1)
The 22,558 total shares for the quarter ended June 30, 2019, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the second quarter of 2019, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

10.1	-
Revolving Credit Agreement, dated as of June 27, 2019, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to EOG's Current Report on Form 8-K, filed July 2, 2019).

10.2	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective May 6, 2019, and subsequent grants).

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

95	-	Mine Safety Disclosure Exhibit.

101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	-	XBRL Schema Document.

*101.CAL	-	XBRL Calculation Linkbase Document.

*101.DEF	-	XBRL Definition Linkbase Document.

*101.LAB	-	XBRL Label Linkbase Document.

*101.PRE	-	XBRL Presentation Linkbase Document.

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three and Six Months Ended June 30, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets - June 30, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Six Months Ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 1, 2019	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)