Form 10-Q
period 2019-09-30
EOG RESOURCES INC
filed 2019-11-06
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	581,764,095	(as of October 25, 2019)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues and Other
Crude Oil and Condensate	$2,418,989	$2,655,278	$7,148,258	$7,134,114
Natural Gas Liquids	164,736	353,704	569,748	861,473
Natural Gas	269,625	311,713	874,489	912,324
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	85,902	(52,081)	242,622	(297,735)
Gathering, Processing and Marketing	1,334,450	1,360,992	4,121,490	3,899,250
Gains (Losses) on Asset Dispositions, Net	(523)	115,944	3,650	94,658
Other, Net	30,276	36,074	99,470	96,779
Total	4,303,455	4,781,624	13,059,727	12,700,863
Operating Expenses
Lease and Well	348,883	321,568	1,032,455	936,236
Transportation Costs	199,365	196,027	549,988	550,781
Gathering and Processing Costs	127,549	114,063	351,487	324,577
Exploration Costs	34,540	32,823	103,386	115,137
Dry Hole Costs	24,138	358	28,001	5,260
Impairments	105,275	44,617	289,761	160,934
Marketing Costs	1,343,293	1,326,974	4,114,265	3,853,827
Depreciation, Depletion and Amortization	953,597	918,180	2,790,496	2,515,445
General and Administrative	135,758	111,284	364,210	310,065
Taxes Other Than Income	203,098	209,043	600,418	582,395
Total	3,475,496	3,274,937	10,224,467	9,354,657
Operating Income	827,959	1,506,687	2,835,260	3,346,206
Other Income (Expense), Net	9,118	3,308	23,233	(4,516)
Income Before Interest Expense and Income Taxes	837,077	1,509,995	2,858,493	3,341,690
Interest Expense, Net	39,620	63,632	144,434	189,032
Income Before Income Taxes	797,457	1,446,363	2,714,059	3,152,658
Income Tax Provision	182,335	255,411	615,670	626,386
Net Income	$615,122	$1,190,952	$2,098,389	$2,526,272
Net Income Per Share
Basic	$1.06	$2.06	$3.63	$4.38
Diluted	$1.06	$2.05	$3.61	$4.35
Average Number of Common Shares
Basic	577,839	577,254	577,498	576,431
Diluted	581,271	581,559	581,190	580,442
Comprehensive Income
Net Income	$615,122	$1,190,952	$2,098,389	$2,526,272
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	833	(1,952)	(2,616)	(179)
Other, Net of Tax	6	6	18	18
Other Comprehensive Income (Loss)	839	(1,946)	(2,598)	(161)
Comprehensive Income	$615,961	$1,189,006	$2,095,791	$2,526,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$1,583,105	$1,555,634
Accounts Receivable, Net	1,927,996	1,915,215
Inventories	778,120	859,359
Assets from Price Risk Management Activities	122,627	23,806
Income Taxes Receivable	135,680	427,909
Other	272,203	275,467
Total	4,819,731	5,057,390
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	61,620,033	57,330,016
Other Property, Plant and Equipment	4,394,486	4,220,665
Total Property, Plant and Equipment	66,014,519	61,550,681
Less: Accumulated Depreciation, Depletion and Amortization	(35,810,197)	(33,475,162)
Total Property, Plant and Equipment, Net	30,204,322	28,075,519
Deferred Income Taxes	1,998	777
Other Assets	1,516,218	800,788
Total Assets	$36,542,269	$33,934,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,395,080	$2,239,850
Accrued Taxes Payable	302,774	214,726
Dividends Payable	166,215	126,971
Current Portion of Long-Term Debt	1,014,200	913,093
Current Portion of Operating Lease Liabilities	384,348	—
Other	211,096	233,724
Total	4,473,713	3,728,364

Long-Term Debt	4,163,115	5,170,169
Other Liabilities	1,858,357	1,258,355
Deferred Income Taxes	4,922,804	4,413,398
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 582,066,483 Shares Issued at September 30, 2019 and 580,408,117 Shares Issued at December 31, 2018	205,821	205,804
Additional Paid in Capital	5,769,073	5,658,794
Accumulated Other Comprehensive Loss	(3,689)	(1,358)
Retained Earnings	15,179,381	13,543,130
Common Stock Held in Treasury, 289,903 Shares at September 30, 2019 and 385,042 Shares at December 31, 2018	(26,306)	(42,182)
Total Stockholders' Equity	21,124,280	19,364,188
Total Liabilities and Stockholders' Equity	$36,542,269	$33,934,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2019	$205,809	$5,729,318	$(4,528)	$14,731,609	$(31,932)	$20,630,276
Net Income	—	—	—	615,122	—	615,122
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Common Stock Dividends Declared, $0.2875 Per Share	—	—	—	(167,350)	—	(167,350)
Other Comprehensive Income	—	—	839	—	—	839
Change in Treasury Stock - Stock Compensation Plans, Net	—	(12,220)	—	—	(759)	(12,979)
Restricted Stock and Restricted Stock Units, Net	12	(2,270)	—	—	2,258	—
Stock-Based Compensation Expenses	—	54,670	—	—	—	54,670
Treasury Stock Issued as Compensation	—	(425)	—	—	4,127	3,702
Balance at September 30, 2019	$205,821	$5,769,073	$(3,689)	$15,179,381	$(26,306)	$21,124,280

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2018	$205,796	$5,591,643	$(17,512)	$11,714,656	$(42,189)	$17,452,394
Net Income	—	—	—	1,190,952	—	1,190,952
Common Stock Issued Under Stock Plans	2	(2)	—	—	—	—
Common Stock Dividends Declared, $0.22 Per Share	—	—	—	(127,504)	—	(127,504)
Other Comprehensive Loss	—	—	(1,946)	—	—	(1,946)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(7,034)	—	—	(18,550)	(25,584)
Restricted Stock and Restricted Stock Units, Net	5	(7,548)	—	—	7,543	—
Stock-Based Compensation Expenses	—	49,001	—	—	—	49,001
Treasury Stock Issued as Compensation	—	199	—	—	958	1,157
Balance at September 30, 2018	$205,803	$5,626,259	$(19,458)	$12,778,104	$(52,238)	$18,538,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2018	$205,804	$5,658,794	$(1,358)	$13,543,130	$(42,182)	$19,364,188
Net Income	—	—	—	2,098,389	—	2,098,389
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Common Stock Dividends Declared, $0.795 Per Share	—	—	—	(461,871)	—	(461,871)
Other Comprehensive Loss	—	—	(2,598)	—	—	(2,598)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(19,295)	—	—	6,719	(12,576)
Restricted Stock and Restricted Stock Units, Net	17	(1,886)	—	—	1,869	—
Stock-Based Compensation Expenses	—	132,323	—	—		132,323
Treasury Stock Issued as Compensation	—	(863)	—	—	7,288	6,425
Cumulative Effect of Adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)"	—	—	267	(267)	—	—
Balance at September 30, 2019	$205,821	$5,769,073	$(3,689)	$15,179,381	$(26,306)	$21,124,280

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2017	$205,788	$5,536,547	$(19,297)	$10,593,533	$(33,298)	$16,283,273
Net Income	—	—	—	2,526,272	—	2,526,272
Common Stock Issued Under Stock Plans	7	(7)	—	—	—	—
Common Stock Dividends Declared, $0.590 Per Share	—	—	—	(341,701)	—	(341,701)
Other Comprehensive Loss	—	—	(161)	—	—	(161)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(23,458)	—	—	(23,002)	(46,460)
Restricted Stock and Restricted Stock Units, Net	8	(3,421)	—	—	3,413	—
Stock-Based Compensation Expenses	—	116,290	—	—	—	116,290
Treasury Stock Issued as Compensation	—	308	—	—	649	957
Balance at September 30, 2018	$205,803	$5,626,259	$(19,458)	$12,778,104	$(52,238)	$18,538,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,098,389	$2,526,272
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,790,496	2,515,445
Impairments	289,761	160,934
Stock-Based Compensation Expenses	132,323	116,290
Deferred Income Taxes	508,576	681,702
Gains on Asset Dispositions, Net	(3,650)	(94,658)
Other, Net	4,155	15,314
Dry Hole Costs	28,001	5,260
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(242,622)	297,735
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	139,708	(180,228)
Other, Net	1,215	1,652
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(5,855)	(553,529)
Inventories	55,598	(286,817)
Accounts Payable	134,253	537,525
Accrued Taxes Payable	88,047	(36,891)
Other Assets	394,573	(103,334)
Other Liabilities	(18,315)	(14,776)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(38,677)	95,484
Net Cash Provided by Operating Activities	6,355,976	5,683,380
Investing Cash Flows
Additions to Oil and Gas Properties	(4,866,882)	(4,571,932)
Additions to Other Property, Plant and Equipment	(187,350)	(202,384)
Proceeds from Sales of Assets	35,409	11,582
Other Investing Activities	—	(19,993)
Changes in Components of Working Capital Associated with Investing Activities	38,677	(95,541)
Net Cash Used in Investing Activities	(4,980,146)	(4,878,268)
Financing Cash Flows
Long-Term Debt Repayments	(900,000)	—
Dividends Paid	(420,851)	(311,075)
Treasury Stock Purchased	(22,238)	(58,558)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	9,558	12,098
Debt Issuance Costs	(5,016)	—
Repayment of Finance Lease Liabilities	(9,638)	(5,052)
Changes in Components of Working Capital Associated with Financing Activities	—	57
Net Cash Used in Financing Activities	(1,348,185)	(362,530)
Effect of Exchange Rate Changes on Cash	(174)	(2,678)
Increase in Cash and Cash Equivalents	27,471	439,904
Cash and Cash Equivalents at Beginning of Period	1,555,634	834,228
Cash and Cash Equivalents at End of Period	$1,583,105	$1,274,132

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year.

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

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2018 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease and Well	$13.3	$12.9	$40.6	$37.1
Gathering and Processing Costs	0.3	0.1	0.8	0.3
Exploration Costs	5.2	5.8	18.1	18.4
General and Administrative	35.9	30.2	72.8	60.5
Total	$54.7	$49.0	$132.3	$116.3

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and other stock-based awards.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At September 30, 2019, approximately 7.7 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to 2008 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $20.4 million and $21.7 million during the three months ended September 30, 2019 and 2018, respectively, and $47.8 million and $45.4 million during the nine months ended September 30, 2019 and 2018, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2019 and 2018 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted Average Fair Value of Grants	$19.49	$33.49	$22.83	$25.52
Expected Volatility	32.01%	28.22%	34.83%	24.36%
Risk-Free Interest Rate	1.69%	2.68%	2.28%	1.86%
Dividend Yield	1.39%	0.72%	1.04%	0.64%
Expected Life	5.1 years	5.0 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2019 and 2018 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	8,310	$96.90	9,103	$83.89
Granted	1,946	75.43	1,884	126.65
Exercised (1)	(586)	61.19	(2,144)	69.62
Forfeited	(200)	104.89	(167)	91.89
Outstanding at September 30 (2)	9,470	$94.53	8,676	$96.55
Vested or Expected to Vest (3)	9,127	$94.51	8,316	$96.08
Exercisable at September 30 (4)	5,307	$94.08	4,202	$85.80

(1)
The total intrinsic value of stock options/SARs exercised during the nine months ended September 30, 2019 and 2018 was $13.3 million and $103.7 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at September 30, 2019 and 2018 was $4.8 million and $269.1 million, respectively. At September 30, 2019 and 2018, the weighted average remaining contractual life was 4.5 years and 4.8 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2019 and 2018 was $4.8 million and $261.9 million, respectively. At September 30, 2019 and 2018, the weighted average remaining contractual life was 4.5 years and 4.7 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at September 30, 2019 and 2018 was $4.7 million and $175.5 million, respectively. At September 30, 2019 and 2018, the weighted average remaining contractual life was 3.3 years and 3.4 years, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At September 30, 2019, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $100.5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.2 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $24.7 million and $17.5 million for the three months ended September 30, 2019 and 2018, respectively, and $71.1 million and $58.8 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2019 and 2018 (shares and units in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	3,792	$96.64	3,905	$88.57
Granted	1,728	80.12	792	117.67
Released (1)	(732)	97.51	(708)	77.46
Forfeited	(129)	97.81	(150)	91.36
Outstanding at September 30 (2)	4,659	$90.34	3,839	$96.52

(1)
The total intrinsic value of restricted stock and restricted stock units released during the nine months ended September 30, 2019 and 2018 was $61.2 million and $80.2 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2019 and 2018 was $345.8 million and $489.7 million, respectively.

At September 30, 2019, unrecognized compensation expense related to restricted stock and restricted stock units totaled $227.5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

Performance Units. EOG grants performance units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the performance units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the performance units granted could be outstanding. The fair value of the performance units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the performance unit grants totaled $9.6 million and $9.8 million for the three months ended September 30, 2019 and 2018, respectively, and $13.4 million and $12.1 million for the nine months ended September 30, 2019 and 2018, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the performance unit transactions for the nine-month periods ended September 30, 2019 and 2018 (units in thousands):

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date
Outstanding at January 1	539		$101.53	502	$90.96
Granted	172		75.09	107	127.00
Granted for Performance Multiple (1)	72		69.43	72	101.87
Released (2)	(185)		94.63	(148)	84.43
Forfeited	—		—	—	—
Outstanding at September 30 (3)	598	(4)	$92.19	533	$101.50

(1)
Upon completion of the Performance Period for the performance units granted in 2015 and 2014, a performance multiple of 200% was applied to each of the grants resulting in additional grants of performance units in February 2019 and February 2018, respectively.

(2)
The total intrinsic value of performance units released during the nine months ended September 30, 2019 and 2018, was $15.4 million and $17.7 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the performance units are released.

(3)	The total intrinsic value of performance units outstanding at September 30, 2019 and 2018 was approximately $44.4 million and $68.0 million, respectively.

(4)
Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 102 thousand and a maximum of 1,094 thousand performance units could be outstanding.

At September 30, 2019, unrecognized compensation expense related to performance units totaled $10.1 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.2 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and nine-month periods ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$615,122	$1,190,952	$2,098,389	$2,526,272
Denominator for Basic Earnings Per Share -
Weighted Average Shares	577,839	577,254	577,498	576,431
Potential Dilutive Common Shares -
Stock Options/SARs	203	1,432	371	1,317
Restricted Stock/Units and Performance Units	3,229	2,873	3,321	2,694
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	581,271	581,559	581,190	580,442
Net Income Per Share
Basic	$1.06	$2.06	$3.63	$4.38
Diluted	$1.06	$2.05	$3.61	$4.35

The diluted earnings per share calculation excludes stock options and SARs that were anti-dilutive. Shares underlying the excluded stock options and SARs were 6.8 million and 0.5 million shares for the three months ended September 30, 2019 and 2018, respectively, and were 6.2 million and 0.2 million shares for the nine months ended September 30, 2019 and 2018, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Interest (1)	$154,852	$172,076
Income Taxes, Net of Refunds Received	$(314,689)	$81,059

(1)	Net of capitalized interest of $28 million and $18 million for the nine months ended September 30, 2019 and 2018, respectively.

EOG's accrued capital expenditures at September 30, 2019 and 2018 were $568 million and $702 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2019 and 2018, included additions of $85 million and $222 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the nine months ended September 30, 2018 included additions of $49 million to EOG's other property, plant and equipment primarily in connection with a finance lease transaction in the Permian Basin.

Cash paid for leases for the nine months ended September 30, 2019, is disclosed in Note 14.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues and Other
United States	$4,224,510	$4,653,342	$12,813,318	$12,339,086
Trinidad	64,726	84,648	205,726	247,272
Other International (1)	14,219	43,634	40,683	114,505
Total	$4,303,455	$4,781,624	$13,059,727	$12,700,863
Operating Income (Loss)
United States	$825,983	$1,458,641	$2,784,793	$3,251,377
Trinidad	8,991	48,988	82,213	117,106
Other International (1)	(7,015)	(942)	(31,746)	(22,277)
Total	827,959	1,506,687	2,835,260	3,346,206
Reconciling Items
Other Income (Expense), Net	9,118	3,308	23,233	(4,516)
Interest Expense, Net	(39,620)	(63,632)	(144,434)	(189,032)
Income Before Income Taxes	$797,457	$1,446,363	$2,714,059	$3,152,658

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at September 30, 2019 and December 31, 2018 (in thousands):

	At September 30, 2019	At December 31, 2018
Total Assets
United States	$35,765,137	$33,178,733
Trinidad	617,465	629,633
Other International (1)	159,667	126,108
Total	$36,542,269	$33,934,474

(1)	Other International primarily consists of EOG's China and Canada operations.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Carrying Amount at January 1	$954,377	$946,848
Liabilities Incurred	78,025	63,443
Liabilities Settled (1)	(52,443)	(15,319)
Accretion	31,890	27,306
Revisions	71,145	(39,137)
Foreign Currency Translations	154	(2,197)
Carrying Amount at September 30	$1,083,148	$980,944

Current Portion	$27,055	$18,209
Noncurrent Portion	$1,056,093	$962,735

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2019, are presented below (in thousands):

Nine Months Ended September 30, 2019
Balance at January 1	$4,121
Additions Pending the Determination of Proved Reserves	48,917
Reclassifications to Proved Properties	(6,286)
Costs Charged to Expense	(22,421)
Balance at September 30	$24,331

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At September 30, 2019, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, and a defined benefit pension plan covering certain of its employees in Trinidad. For the nine months ended September 30, 2019 and 2018, EOG's total costs recognized for these pension plans were $34 million and $30 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at September 30, 2019 and December 31, 2018 and did not utilize any such borrowings during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, EOG utilized commercial paper borrowings, bearing market interest rates, for various corporate financing purposes. The average borrowings outstanding under the commercial paper program were $11 million during the nine months ended September 30, 2018. The weighted average interest rate for commercial paper borrowings during the nine months ended September 30, 2018, was 1.97%.

On June 3, 2019, EOG repaid upon maturity the $900 million aggregate principal amount of its 5.625% Senior Notes due 2019.

On June 27, 2019, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders (Banks). The New Facility replaced EOG’s $2.0 billion senior unsecured Revolving Credit Agreement, dated as of July 21, 2015, with domestic and foreign lenders (2015 Facility), which had a scheduled maturity date of July 21, 2020 and which was terminated by EOG (without penalty), effective as of June 27, 2019, in connection with the completion of the New Facility.

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

Consistent with the terms of the 2015 Facility, the New Facility contains representations, warranties, covenants and events of default that we believe are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-total capitalization (as such terms are defined in the New Facility) of no greater than 65%. At September 30, 2019, EOG was in compliance with this financial covenant.

There were no borrowings or letters of credit outstanding under the 2015 Facility as of (i) December 31, 2018 or (ii) the June 27, 2019 effective date of the closing of the New Facility and termination of the 2015 Facility. Further, at September 30, 2019, there were no borrowings or letters of credit outstanding under the New Facility. The Eurodollar Rate and Base Rate (inclusive of the applicable margin), had there been any amounts borrowed under the New Facility at September 30, 2019, would have been 2.92% and 5.0%, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Common Stock. On May 2, 2019, EOG's Board of Directors increased the quarterly cash dividend on the common stock from the previous $0.22 per share to $0.2875 per share, effective beginning with the dividend paid on July 31, 2019, to stockholders of record as of July 17, 2019.

11.    Fair Value Measurements

As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2018 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2019
Financial Assets:
Natural Gas Swaps	$—	$3,629	$—	$3,629
Crude Oil Swaps	—	119,088	—	119,088
Crude Oil Basis Swaps	—	1,162	—	1,162
Natural Gas Basis Swaps	—	230	—	230
Financial Liabilities:
Crude Oil Basis Swaps	$—	$1,482	$—	$1,482
Natural Gas Basis Swaps	—	21	—	21

At December 31, 2018
Financial Assets:
Crude Oil Basis Swaps	$—	$23,806	$—	$23,806

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

Proved oil and gas properties and other assets with a carrying amount of $472 million were written down to their fair value of $340 million, resulting in pretax impairment charges of $132 million for the nine months ended September 30, 2019. Included in the $132 million pretax impairment charges are $89 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 4.

Fair Value of Debt. At September 30, 2019 and December 31, 2018, respectively, EOG had outstanding $5,140 million and $6,040 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $5,453 million and $6,027 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts for the nine months ended September 30, 2019. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through October 31, 2019 (closed)	20,000	$1.075
November 1, 2019 through December 31, 2019	20,000	1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts for the nine months ended September 30, 2019. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through October 31, 2019 (closed)	13,000	$5.572
November 1, 2019 through December 31, 2019	13,000	5.572

Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the nine months ended September 30, 2019, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2019
April 2019 (closed)	25,000	$60.00
May 1, 2019 through September 30, 2019 (closed)	150,000	62.50
October 1, 2019 through December 31, 2019	150,000	62.50

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts for the nine months ended September 30, 2019. The weighted average price differential expressed in dollars per million British thermal units ($/MMBtu) represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtu per day (MMBtud) covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through December 31, 2020	14,000	$0.55

Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the nine months ended September 30, 2019, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2019
April 1, 2019 through October 31, 2019 (closed)	250,000	$2.90

The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at September 30, 2019 and December 31, 2018.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in thousands):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2019	December 31, 2018
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$122,627	$23,806
Liability Derivatives
Crude oil and natural gas derivative contracts -
Noncurrent portion	Other Liabilities	$21	$—

(1)	The current portion of Assets from Price Risk Management Activities consists of gross assets of $124 million, partially offset by gross liabilities of $1 million at September 30, 2019.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Credit Risk. Notional contract amounts are used to express the magnitude of a financial derivative. The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 11). EOG evaluates its exposure to significant counterparties on an ongoing basis, including that arising from physical and financial transactions. In some instances, EOG renegotiates payment terms and/or requires collateral, parent guarantees or letters of credit to minimize credit risk.

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net asset position at September 30, 2019 and December 31, 2018. EOG had no collateral posted or held at September 30, 2019, or at December 31, 2018.

13.  Acquisitions and Divestitures

During the nine months ended September 30, 2019, EOG paid cash for property acquisitions of $311 million in the United States. Additionally, during the nine months ended September 30, 2019, EOG recognized net gains on asset dispositions of $4 million and received proceeds of approximately $35 million. During the nine months ended September 30, 2018, EOG recognized net gains on asset dispositions of $95 million, primarily due to non-cash exchanges of unproved leasehold in Texas, New Mexico and Wyoming and received proceeds of approximately $12 million.

14. Leases

In the ordinary course of business, EOG enters into contracts for drilling, fracturing, compression, real estate and other services which contain equipment and other assets and that meet the definition of a lease under ASU 2016-02. The lease term for these contracts, which includes any renewals at EOG's option that are reasonably certain to be exercised, ranges from one month to 30 years. ROU assets and related liabilities are recognized on commencement date on the Condensed Consolidated Balance Sheets based on future lease payments, discounted based on the rate implicit in the contract, if readily determinable, or EOG's incremental borrowing rate commensurate with the lease term of the contract. EOG estimates its incremental borrowing rate based on the approximate rate required to borrow on a collateralized basis. Contracts with lease terms of less than 12 months are not recorded on the Condensed Consolidated Balance Sheets, but instead are disclosed as short-term lease cost.

EOG has elected not to separate non-lease components from all leases, excluding those for fracturing services, real estate and salt water disposal, as lease payments under these contracts contain significant non-lease components, such as labor and operating costs.

Lease costs are classified by the function of the ROU asset. The lease costs related to exploration and development activities are initially included in the Oil and Gas Properties line on the Condensed Consolidated Balance Sheets and subsequently accounted for in accordance with the Extractive Industries - Oil and Gas Topic of the Accounting Standards Codification. Variable lease cost represents costs incurred above the contractual minimum payments for operating and finance leases. The components of lease cost for the three month and nine month periods ended September 30, 2019, were as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Cost	$138	$391
Finance Lease Cost:
Amortization of Lease Assets	3	10
Interest on Lease Liabilities	—	1
Variable Lease Cost	39	167
Short-Term Lease Cost	67	295
Total Lease Cost	$247	$864

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the amounts and classification of EOG's outstanding ROU assets and related lease liabilities and supplemental information at September 30, 2019 (in millions, except lease terms and discount rates):

Description	Location on Balance Sheet	Amount
Assets
Operating Leases	Other Assets	$842
Finance Leases	Property, Plant and Equipment, Net (1)	56
Total		$898

Liabilities
Current
Operating Leases	Current Portion of Operating Lease Liabilities	$384
Finance Leases	Current Portion of Long-Term Debt	15
Long-Term
Operating Leases	Other Liabilities	485
Finance Leases	Long-Term Debt	46
Total		$930

(1)	Finance lease assets are recorded net of accumulated amortization of $57 million at September 30, 2019.

Nine Months Ended September 30, 2019
Weighted Average Remaining Lease Term (in years):
Operating Leases	3.2
Finance Leases	4.9

Weighted Average Discount Rate:
Operating Leases	3.5%
Finance Leases	3.0%

Cash paid for leases was as follows for the nine months ended September 30, 2019 (in millions):

Nine Months Ended September 30, 2019
Repayment of Operating Lease Liabilities Associated with Operating Activities	$162
Repayment of Operating Lease Liabilities Associated with Investing Activities	225
Repayment of Finance Lease Liabilities	10

Upon adoption of ASU 2016-02 effective January 1, 2019, EOG recognized operating lease ROU assets of $566 million. Non-cash leasing activities for the nine months ended September 30, 2019, included the addition of $703 million of operating leases.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

At September 30, 2019, the future minimum lease payments under non-cancellable leases were as follows (in millions):

	Operating Leases	Finance Leases
October 1, 2019 to December 31, 2019	$116	$3
2020	377	15
2021	198	15
2022	118	12
2023	50	8
2024 and Beyond	64	14
Total Lease Payments	923	67
Less: Discount to Present Value	54	6
Total Lease Liabilities	869	61
Less: Current Portion of Lease Liabilities	384	15
Long-Term Lease Liabilities	$485	$46

At September 30, 2019, EOG had additional leases of $675 million, of which $24 million, $446 million and $205 million were expected to commence in the remainder of 2019 and in 2020 and 2021, respectively, with lease terms of one month to 10 years.

At December 31, 2018 and prior to the adoption of ASU 2016-02 and other related ASUs, the future minimum commitments under non-cancellable leases, including non-lease components and excluding contracts with lease terms of less than 12 months, were as follows (in millions):

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

Crude oil, natural gas liquids (NGLs) and natural gas prices have been volatile, and this volatility is expected to continue. As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas and the availability of other energy supplies, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, and natural gas prices in the future. The market prices of crude oil and condensate, NGLs and natural gas in 2019 will continue to impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first nine months of 2019, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $57.06 per barrel and $2.66 per million British thermal units (MMBtu), respectively, representing decreases of 15% and 7%, respectively, from the average NYMEX prices for the same period in 2018. Market prices for NGLs are influenced by crude oil prices and the composition of NGL production, including ethane, propane and butane, among others. Based on its 2019 drilling and completion plans, EOG expects both its 2019 total production and total crude oil production to increase as compared to 2018.

During the first nine months of 2019, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG continued to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 77% of EOG's United States production during both the first nine months of 2019 and 2018, respectively. During the first nine months of 2019, EOG's drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary, and crude oil and condensate which is sold to Heritage Petroleum Company Limited. In the third quarter of 2019, EOG drilled two net wells, one of which was an unsuccessful exploratory well. During the remainder of 2019, EOG plans to drill two additional net wells.

Other International. In the Sichuan Basin, Sichuan Province, China, EOG drilled two wells in the first nine months of 2019 to complete the drilling program started in 2018. Additionally, EOG completed two drilled uncompleted wells from 2018 in 2019. All natural gas produced from the Baijaochang Field is sold under a long-term contract to PetroChina.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 20% at September 30, 2019 and 24% at December 31, 2018. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On June 3, 2019, EOG repaid upon maturity the $900 million aggregate principal amount of its 5.625% Senior Notes due 2019.

On June 27, 2019, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders (Banks). The New Facility replaced EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of July 21, 2015, which had a scheduled maturity date of July 21, 2020. The New Facility has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The New Facility (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility.

Effective January 1, 2019, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 and other related ASUs resulted in the recognition of right-of-use assets and related lease liabilities representing the obligation to make lease payments for certain lease transactions and the disclosure of additional leasing information. The adoption of ASU 2016-02 and other related ASUs resulted in a significant increase to assets and liabilities related to operating leases on the Condensed Consolidated Balance Sheet at September 30, 2019. Financial results prior to January 1, 2019, are unchanged. See Note 1 "Summary of Significant Accounting Policies" and Note 14 "Leases" to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Total anticipated 2019 capital expenditures are estimated to range from approximately $6.2 billion to $6.4 billion, excluding acquisitions and non-cash transactions. The majority of 2019 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility described above, joint development agreements and similar agreements and equity and debt offerings.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Results of Operations

The following review of operations for the three months and nine months ended September 30, 2019 and 2018 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Operating Revenues. During the third quarter of 2019, operating revenues decreased $479 million, or 10%, to $4,303 million from $4,782 million for the same period of 2018. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2019 decreased $468 million, or 14%, to $2,853 million from $3,321 million for the same period of 2018. EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $86 million for the third quarter of 2019 compared to net losses of $52 million for the same period of 2018. Gathering, processing and marketing revenues for the third quarter of 2019 decreased $27 million, or 2%, to $1,334 million from $1,361 million for the same period of 2018. Net losses on asset dispositions were $1 million for the third quarter of 2019 compared to net gains of $116 million for the same period of 2018.

Wellhead volume and price statistics for the three-month periods ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019	2018
Crude Oil and Condensate Volumes (MBbld) (1)
United States	463.2	409.2
Trinidad	0.8	0.8
Other International (2)	0.1	5.0
Total	464.1	415.0
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$56.67	$69.53
Trinidad	48.36	61.71
Other International (2)	59.87	72.81
Composite	56.66	69.55
Natural Gas Liquids Volumes (MBbld) (1)
United States	141.3	127.8
Other International (2)	—	—
Total	141.3	127.8
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$12.67	$30.09
Other International (2)	—	—
Composite	12.67	30.09
Natural Gas Volumes (MMcfd) (1)
United States	1,079	948
Trinidad	260	260
Other International (2)	34	28
Total	1,373	1,236
Average Natural Gas Prices ($/Mcf) (3)
United States	$1.97	$2.67
Trinidad	2.52	2.88
Other International (2)	4.25	3.83
Composite	2.13	2.74
Crude Oil Equivalent Volumes (MBoed) (4)
United States	784.3	695.0
Trinidad	44.1	44.1
Other International (2)	5.8	9.7
Total	834.2	748.8

Total MMBoe (4)	76.7	68.9

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the third quarter of 2019 decreased $236 million, or 9%, to $2,419 million from $2,655 million for the same period of 2018. The decrease was due to a lower composite average price ($550 million), partially offset by an increase of 49 MBbld, or 12%, in wellhead crude oil and condensate production ($314 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the third quarter of 2019 decreased 19% to $56.66 per barrel compared to $69.55 per barrel for the same period of 2018.

NGL revenues for the third quarter of 2019 decreased $189 million, or 53%, to $165 million from $354 million for the same period of 2018 due to a lower composite average price ($226 million), partially offset by an increase of 14 MBbld, or 11%, in production ($37 million). Increased production was primarily in the Permian Basin. EOG's composite NGL price for the third quarter of 2019 decreased 58% to $12.67 per barrel compared to $30.09 per barrel for the same period of 2018.

Wellhead natural gas revenues for the third quarter of 2019 decreased $42 million, or 14%, to $270 million from $312 million for the same period of 2018. The decrease was due to a lower average composite price ($76 million), partially offset by an increase in natural gas deliveries ($34 million). Natural gas deliveries for the third quarter of 2019 increased 137 MMcfd, or 11%, compared to the same period of 2018 due primarily to higher deliveries in the United States resulting from increased production of associated natural gas from the Permian Basin and higher natural gas volumes in South Texas, partially offset by lower volumes in the Marcellus Shale. EOG's composite wellhead natural gas price for the third quarter of 2019 decreased 22% to $2.13 per Mcf compared to $2.74 per Mcf for the same period of 2018.

During the third quarter of 2019, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $86 million compared to net losses of $52 million for the same period of 2018. During the third quarter of 2019, net cash received from settlements of financial commodity derivative contracts was $108 million compared to net cash paid of $92 million for the same period of 2018.

Gathering, processing and marketing revenues are revenues generated from sales of third-party crude oil, NGLs and natural gas, as well as fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand. Purchases and sales of third-party crude oil and natural gas may be utilized in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities. EOG sells sand in order to balance the timing of firm purchase agreements with completion operations and to utilize excess capacity at EOG-owned facilities. Marketing costs represent the costs to purchase third-party crude oil, natural gas and sand and the associated transportation costs, as well as costs associated with EOG-owned sand sold to third parties.

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2019 decreased $43 million as compared to the same period of 2018 primarily due to lower margins on crude oil marketing activities, partially offset by higher margins on natural gas marketing activities.

Operating and Other Expenses.  For the third quarter of 2019, operating expenses of $3,475 million were $200 million higher than the $3,275 million incurred during the third quarter of 2018.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Lease and Well	$4.55	$4.67
Transportation Costs	2.60	2.85
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.33	12.89
Other Property, Plant and Equipment	0.10	0.44
General and Administrative (G&A)	1.77	1.62
Interest Expense, Net	0.52	0.92
Total (1)	$21.87	$23.39

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, DD&A, G&A and net interest expense for the three months ended September 30, 2019, compared to the same period of 2018, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $349 million for the third quarter of 2019 increased $27 million from $322 million for the same prior year period primarily due to increased operating and maintenance costs ($33 million) and lease and well administrative expenses ($9 million) in the United States, partially offset by decreased workover expenditures in the United States ($9 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

DD&A expenses for the third quarter of 2019 increased $36 million to $954 million from $918 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2019 were $58 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($109 million), partially offset by lower unit rates in the United States ($42 million). Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $136 million for the third quarter of 2019 increased $25 million from $111 million for the same prior year period primarily due to increased employee-related and information systems costs resulting from expanded operations.

Interest expense, net of $40 million for the third quarter of 2019 decreased $24 million compared to the same prior year period primarily due to repayment in June 2019 of the $900 million aggregate principal amount of 5.625% Senior Notes due 2019 ($13 million), repayment in October 2018 of the $350 million aggregate principal amount of 6.875% Senior Notes due 2018 ($6 million) and higher capitalized interest ($4 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees from third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $14 million to $128 million for the third quarter of 2019 compared to $114 million for the same prior year period primarily due to increased operating costs and fees in the Permian Basin ($13 million) and the Eagle Ford ($5 million), partially offset by decreased operating costs in the United Kingdom ($7 million ) due to the sale of operations in the fourth quarter of 2018.

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

Impairments of $105 million for the third quarter of 2019 were $61 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties in the United States ($40 million), and increased amortization of unproved property costs in the United States ($21 million), which were caused by an increase in EOG's estimates of undeveloped properties not expected to be developed before lease expiration. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $41 million and $1 million for the third quarters of 2019 and 2018, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2019 decreased $6 million to $203 million (7.1% of wellhead revenues) from $209 million (6.3% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes in the United States ($13 million) and an increase in credits available to EOG in the third quarter of 2019 for state incentive severance tax rate reductions ($3 million), partially offset by higher payroll taxes in Trinidad ($8 million) and an increase in ad valorem/property taxes in the United States ($4 million).

Other income, net of $9 million for the third quarter of 2019 increased $6 million compared to the same prior year period primarily due to a decrease in deferred compensation expense.

EOG recognized an income tax provision of $182 million for the third quarter of 2019 compared to an income tax provision of $255 million for the third quarter of 2018, primarily due to decreased pretax income, partially offset by the absence of tax benefits from certain tax reform measurement-period adjustments. The net effective tax rate for 2019 increased to 23% from 18% in 2018. The higher effective tax rate is mostly due to the absence of tax benefits from certain tax reform measurement-period adjustments.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

Operating Revenues. During the first nine months of 2019, operating revenues increased $359 million, or 3%, to $13,060 million from $12,701 million for the same period of 2018. Total wellhead revenues for the first nine months of 2019 decreased $316 million, or 4%, to $8,592 million from $8,908 million for the same period of 2018. During the first nine months of 2019, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $243 million compared to net losses of $298 million for the same period of 2018. Gathering, processing and marketing revenues for the first nine months of 2019 increased $222 million, or 6%, to $4,121 million from $3,899 million for the same period of 2018. Net gains on asset dispositions were $4 million for the first nine months of 2019 compared to net gains of $95 million for the same period of 2018.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
Crude Oil and Condensate Volumes (MBbld)
United States	451.2	382.9
Trinidad	0.7	0.8
Other International	0.1	4.1
Total	452.0	387.8
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$57.95	$67.35
Trinidad	47.26	58.91
Other International	58.43	71.83
Composite	57.93	67.38
Natural Gas Liquids Volumes (MBbld)
United States	130.8	113.9
Other International	—	—
Total	130.8	113.9
Average Natural Gas Liquids Prices ($/Bbl)
United States	$15.96	$27.71
Other International	—	—
Composite	15.96	27.71
Natural Gas Volumes (MMcfd)
United States	1,043	905
Trinidad	267	278
Other International	36	31
Total	1,346	1,214
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.23	$2.66
Trinidad	2.71	2.91
Other International	4.29	4.10
Composite	2.38	2.75
Crude Oil Equivalent Volumes (MBoed)
United States	755.8	647.6
Trinidad	45.1	47.2
Other International	6.2	9.2
Total	807.1	704.0

Total MMBoe	220.3	192.2

(1)	Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

Wellhead crude oil and condensate revenues for the first nine months of 2019 increased $14 million to $7,148 million from $7,134 million for the same period of 2018 due to an increase of 64 MBbld, or 17%, in wellhead crude oil and condensate production ($1,185 million), partially offset by a lower composite average price ($1,171 million). Increased production was primarily due to increases in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first nine months of 2019 decreased 14% to $57.93 per barrel compared to $67.38 per barrel for the same period of 2018.

NGL revenues for the first nine months of 2019 decreased $292 million, or 34%, to $570 million from $862 million for the same period of 2018 due to a lower composite average price ($420 million), partially offset by an increase of 17 MBbld, or 15%, in NGL deliveries ($128 million). Increased production was primarily in the Permian Basin. EOG's composite NGL price for the first nine months of 2019 decreased 42% to $15.96 per barrel compared to $27.71 per barrel for the same period of 2018.

Wellhead natural gas revenues for the first nine months of 2019 decreased $38 million, or 4%, to $874 million from $912 million for the same period of 2018. The decrease was due to a lower composite wellhead natural gas price ($140 million), partially offset by an increase in natural gas deliveries ($102 million). Natural gas deliveries for the first nine months of 2019 increased 132 MMcfd, or 11%, compared to the same period of 2018 due primarily to higher deliveries in the United States resulting from increased production of associated natural gas from the Permian Basin and higher natural gas volumes from South Texas. EOG's composite wellhead natural gas price for the first nine months of 2019 decreased 14% to $2.38 per Mcf compared to $2.75 per Mcf for the same period of 2018.

During the first nine months of 2019, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $243 million compared to net losses of $298 million for the same period of 2018. During the first nine months of 2019, net cash received from settlements of financial commodity derivative contracts was $140 million compared to net cash paid for settlements of financial commodity derivative contracts of $180 million for the same period of 2018.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2019 decreased $38 million as compared to the same period of 2018 primarily due to lower margins on crude oil marketing activities, partially offset by higher margins on natural gas marketing activities.

Operating and Other Expenses. For the first nine months of 2019, operating expenses of $10,224 million were $869 million higher than the $9,355 million incurred during the same period of 2018. The following table presents the costs per Boe for the nine-month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Lease and Well	$4.69	$4.87
Transportation Costs	2.50	2.87
DD&A -
Oil and Gas Properties	12.38	12.64
Other Property, Plant and Equipment	0.29	0.45
G&A	1.65	1.61
Interest Expense, Net	0.66	0.98
Total (1)	$22.17	$23.42

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, DD&A, G&A and net interest expense for the nine months ended September 30, 2019, compared to the same period of 2018 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $1,032 million for the first nine months of 2019 increased $96 million from $936 million for the same prior year period primarily due to higher operating and maintenance costs ($81 million), higher lease and well administrative costs ($21 million) and higher workover expenditures ($8 million), all in the United States, partially offset by lower operating and maintenance costs in the United Kingdom ($11 million) due to the sale of operations in the fourth quarter of 2018. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

DD&A expenses for the first nine months of 2019 increased $275 million to $2,790 million from $2,515 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2019 were $299 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($384 million), partially offset by lower unit rates in the United States ($56 million). Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $364 million for the first nine months of 2019 increased $54 million from $310 million for the same prior year period primarily due to increased employee-related and information systems expenses resulting from expanded operations.

Interest expense, net of $144 million for the first nine months of 2019 decreased $45 million compared to the same prior year period primarily due to repayment in October 2018 of the $350 million aggregate principal amount of 6.875% Senior Notes due 2018 ($18 million), repayment in June 2019 of the $900 million aggregate principal amount of 5.625% Senior Notes due 2019 ($17 million) and higher capitalized interest ($10 million).

Gathering and processing costs of $351 million for the first nine months of 2019 increased $27 million compared to the same prior year period primarily due to increased operating costs and fees in the Permian Basin ($41 million) and the Rocky Mountain area ($7 million), partially offset by decreased operating costs in the United Kingdom ($25 million) due to the sale of operations in the fourth quarter of 2018.

Exploration costs of $103 million for the first nine months of 2019 decreased $12 million from $115 million for the same prior year period primarily due to decreased geological and geophysical costs in Trinidad.

Impairments of $290 million for the first nine months of 2019 were $129 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties and other assets in the United States ($98 million) and increased amortization of unproved property costs in the United States ($31 million), which was caused by an increase in EOG's estimate of undeveloped properties not expected to be developed before lease expiration. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $132 million and $34 million for the first nine months of 2019 and 2018, respectively.

Taxes other than income for the first nine months of 2019 increased $18 million to $600 million (7.0% of wellhead revenues) from $582 million (6.5% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased ad valorem/property taxes in the United States ($41 million) primarily as a result of increased valuation of the underlying assets and higher payroll taxes in Trinidad ($8 million), partially offset by decreases in severance/production taxes in the United States ($14 million) and Trinidad ($4 million) and an increase in credits available to EOG in the first nine months of 2019 for state incentive severance tax rate reductions ($12 million).

Other income, net of $23 million for the first nine months of 2019 increased $28 million compared to the same prior year period primarily due to an increase in interest income ($14 million), a decrease in deferred compensation expense ($7 million) and higher foreign currency exchange gains ($6 million).

EOG recognized an income tax provision of $616 million for the first nine months of 2019 compared to an income tax provision of $626 million for the same period in 2018, primarily due to decreased pretax income, partially offset by the absence of tax benefits from certain tax reform measurement-period adjustments. The net effective tax rate for the first nine months of 2019 increased to 23% from 20% in 2018. The higher effective tax rate is mostly due to the absence of tax benefits from certain tax reform measurement-period adjustments.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2019, were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; long-term debt repayments; dividend payments to stockholders; and other property, plant and equipment expenditures. During the first nine months of 2019, EOG's cash balance increased $27 million to $1,583 million from $1,556 million at December 31, 2018.

Net cash provided by operating activities of $6,356 million for the first nine months of 2019 increased $673 million compared to the same period of 2018 primarily due to a favorable change in working capital ($474 million), a decrease in net cash paid for income taxes ($396 million) and an increase in cash received for settlements of commodity derivative contracts ($320 million), partially offset by a decrease in wellhead revenues ($315 million) and an increase in cash operating expenses ($167 million).

Net cash used in investing activities of $4,980 million for the first nine months of 2019 increased by $102 million compared to the same period of 2018 due to an increase in additions to oil and gas properties ($295 million), partially offset by a favorable change in components of working capital associated with investing activities ($134 million), an increase in proceeds from the sale of assets ($24 million), a decrease in other investing activities ($20 million) and a decrease in additions to other property, plant and equipment ($15 million).

Net cash used in financing activities of $1,348 million for the first nine months of 2019 included repayments of long-term debt ($900 million) and cash dividend payments ($421 million). Net cash used in financing activities of $363 million for the first nine months of 2018 included cash dividend payments ($311 million) and purchases of treasury stock in connection with stock compensation plans ($59 million).

Total Expenditures. For the year 2019, EOG's budget for exploration and development and other property, plant and equipment expenditures is approximately $6.2 billion to $6.4 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended September 30,
	2019	2018
Expenditure Category
Capital
Exploration and Development Drilling	$3,865	$3,843
Facilities	499	518
Leasehold Acquisitions (1)	201	331
Property Acquisitions (2)	332	79
Capitalized Interest	28	18
Subtotal	4,925	4,789
Exploration Costs	103	115
Dry Hole Costs	28	5
Exploration and Development Expenditures	5,056	4,909
Asset Retirement Costs	151	42
Total Exploration and Development Expenditures	5,207	4,951
Other Property, Plant and Equipment (3)	187	251
Total Expenditures	$5,394	$5,202

(1)	Leasehold acquisitions included $64 million and $162 million for the nine-month periods ended September 30, 2019 and 2018, respectively, related to non-cash property exchanges.

(2)	Property acquisitions included $21 million and $60 million for the nine-month periods ended September 30, 2019 and 2018, respectively, related to non-cash property exchanges.

(3)
Other property, plant and equipment included $49 million of non-cash additions for the nine-month period ended September 30, 2018 made in connection with a finance lease transaction in the Permian Basin.

Exploration and development expenditures of $5,056 million for the first nine months of 2019 were $147 million higher than the same period of 2018 primarily due to increased property acquisitions ($253 million) and increased exploration and drilling expenditures in Trinidad ($28 million), partially offset by decreased leasehold acquisitions ($130 million) and decreased facilities expenditures ($19 million). Exploration and development expenditures for the first nine months of 2019 of $5,056 million consisted of $4,341 million in development drilling and facilities, $355 million in exploration, $332 million in property acquisitions and $28 million in capitalized interest. Exploration and development expenditures for the first nine months of 2018 of $4,909 million consisted of $4,353 million in development drilling and facilities, $459 million in exploration, $79 million in property acquisitions and $18 million in capitalized interest.

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

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at September 30, 2019, as a net asset of $123 million.

Prices received by EOG for its crude oil production generally vary from NYMEX West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts through October 29, 2019. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through November 30, 2019 (closed)	20,000	$1.075
December 2019	20,000	1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts through October 29, 2019. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through November 30, 2019 (closed)	13,000	$5.572
December 2019	13,000	5.572

Presented below is a comprehensive summary of EOG's crude oil price swap contracts through October 29, 2019, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2019
April 2019 (closed)	25,000	$60.00
May 1, 2019 through September 30, 2019 (closed)	150,000	62.50
October 1, 2019 through December 31, 2019	150,000	62.50

Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts through October 29, 2019. The weighted average price differential expressed in dollars per million British thermal units ($/MMBtu) represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtu per day (MMBtud) covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through December 31, 2020	30,000	$0.549

Presented below is a comprehensive summary of EOG's natural gas price swap contracts through October 29, 2019, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2019
April 1, 2019 through October 31, 2019 (closed)	250,000	$2.90

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

July 1, 2019 - July 31, 2019	17,498	$92.82	—	6,386,200
August 1, 2019 - August 31, 2019	11,181	73.92	—	6,386,200
September 1, 2019 - September 30, 2019	149,912	75.87	—	6,386,200
Total	178,591	77.41	—

(1)
The 178,591 total shares for the quarter ended September 30, 2019, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the third quarter of 2019, EOG did not repurchase any shares under the Board-authorized repurchase program.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.		Description

3.1(a)	-
Restated Certificate of Incorporation, dated September 3, 1987 (incorporated by reference to Exhibit 3.1(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 2008) (SEC File No. 001-09743).

3.1(b)	-
Certificate of Amendment of Restated Certificate of Incorporation, dated May 5, 1993 (incorporated by reference to Exhibit 4.1(b) to EOG's Registration Statement on Form S-8, SEC File No. 33-52201, filed February 8, 1994).

3.1(c)	-
Certificate of Amendment of Restated Certificate of Incorporation, dated June 14, 1994 (incorporated by reference to Exhibit 4.1(c) to EOG's Registration Statement on Form S-8, SEC File No. 33-58103, filed March 15, 1995).

3.1(d)	-
Certificate of Amendment of Restated Certificate of Incorporation, dated June 11, 1996 (incorporated by reference to Exhibit 3(d) to EOG's Registration Statement on Form S-3, SEC File No. 333-09919, filed August 9, 1996).

3.1(e)	-
Certificate of Amendment of Restated Certificate of Incorporation, dated May 7, 1997 (incorporated by reference to Exhibit 3(e) to EOG's Registration Statement on Form S-3, SEC File No. 333-44785, filed January 23, 1998).

3.1(f)	-
Certificate of Ownership and Merger Merging EOG Resources, Inc. into Enron Oil & Gas Company, dated August 26, 1999 (incorporated by reference to Exhibit 3.1(f) to EOG's Annual Report on Form 10-K for the year ended December 31, 1999) (SEC File No. 001-09743).

3.1(g)	-
Certificate of Designations of Series E Junior Participating Preferred Stock, dated February 14, 2000 (incorporated by reference to Exhibit 2 to EOG's Registration Statement on Form 8-A, SEC File No. 001-09743, filed February 18, 2000).

3.1(h)	-
Certificate of Elimination of the Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series A, dated September 13, 2000 (incorporated by reference to Exhibit 3.1(j) to EOG's Registration Statement on Form S-3, SEC File No. 333-46858, filed September 28, 2000).

3.1(i)	-
Certificate of Elimination of the Flexible Money Market Cumulative Preferred Stock, Series C, dated September 13, 2000 (incorporated by reference to Exhibit 3.1(k) to EOG's Registration Statement on Form S-3, SEC File No. 333-46858, filed September 28, 2000).

3.1(j)	-
Certificate of Elimination of the Flexible Money Market Cumulative Preferred Stock, Series D, dated February 24, 2005 (incorporated by reference to Exhibit 3.1(k) to EOG's Annual Report on Form 10-K for the year ended December 31, 2004) (SEC File No. 001-09743).

3.1(k)	-
Amended Certificate of Designations of Series E Junior Participating Preferred Stock, dated March 7, 2005 (incorporated by reference to Exhibit 3.1(m) to EOG's Annual Report on Form 10-K for the year ended December 31, 2007) (SEC File No. 001-09743).

3.1(l)	-
Certificate of Amendment of Restated Certificate of Incorporation, dated May 3, 2005 (incorporated by reference to Exhibit 3.1(l) to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) (SEC File No. 001-09743).

3.1(m)	-
Certificate of Elimination of Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series B, dated March 6, 2008 (incorporated by reference to Exhibit 3.1 to EOG's Current Report on Form 8-K, filed March 6, 2008) (SEC File No. 001-09743).

3.1(n)	-
Certificate of Amendment of Restated Certificate of Incorporation, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to EOG's Current Report on Form 8-K, filed May 2, 2017) (SEC File No. 001-09743).

3.2	-
Bylaws, dated August 23, 1989, as amended and restated effective as of September 22, 2015 (incorporated by reference to Exhibit 3.1 to EOG's Current Report on Form 8-K, filed September 28, 2015) (SEC File No. 001-09743).

10.1	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 26, 2019 and subsequent grants).

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

Exhibit No.		Description

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

95	-	Mine Safety Disclosure Exhibit.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	-	Inline XBRL Schema Document.

*101.CAL	-	Inline XBRL Calculation Linkbase Document.

*101.DEF	-	Inline XBRL Definition Linkbase Document.

*101.LAB	-	Inline XBRL Label Linkbase Document.

*101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three and Nine Months Ended September 30, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets - September 30, 2019 and December 31, 2018, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three and Nine Months Ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 6, 2019	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)