Form 10-K
period 2019-12-31
EOG RESOURCES INC
filed 2020-02-27
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Common Stock aggregate market value held by non-affiliates as of June 30, 2019: $54,011 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  Class: Common Stock, par value $0.01 per share, 582,054,451 shares outstanding as of February 13, 2020.

Documents incorporated by reference.  Portions of the Definitive Proxy Statement for the registrant's 2020 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2019, are incorporated by reference into Part III of this report.

(i)

PART I

ITEM 1.  Business

General

EOG Resources, Inc., a Delaware corporation organized in 1985, together with its subsidiaries (collectively, EOG), explores for, develops, produces and markets crude oil, natural gas liquids (NGLs) and natural gas primarily in major producing basins in the United States of America (United States or U.S.), The Republic of Trinidad and Tobago (Trinidad), The People's Republic of China (China), Canada and, from time to time, select other international areas.  EOG's principal producing areas are further described in "Exploration and Production" below.  EOG's Annual Reports on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and any amendments to those reports (including related exhibits and supplemental schedules) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended) are made available, free of charge, through EOG's website, as soon as reasonably practicable after such reports have been filed with, or furnished to, the United States Securities and Exchange Commission (SEC).  EOG's website address is www.eogresources.com. Information on our website is not incorporated by reference into, and does not constitute a part of, this report.

At December 31, 2019, EOG's total estimated net proved reserves were 3,329 million barrels of oil equivalent (MMBoe), of which 1,694 million barrels (MMBbl) were crude oil and condensate reserves, 740 MMBbl were NGLs reserves and 5,370 billion cubic feet (Bcf), or 895 MMBoe, were natural gas reserves (see "Supplemental Information to Consolidated Financial Statements").  At such date, approximately 98% of EOG's net proved reserves, on a crude oil equivalent basis, were located in the United States, 1% in Trinidad and 1% in other international areas.  Crude oil equivalent volumes are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet (Mcf) of natural gas.

As of December 31, 2019, EOG employed approximately 2,900 persons, including foreign national employees.

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

At December 31, 2019, on a crude oil equivalent basis, 52% of EOG's net proved reserves in the United States were crude oil and condensate, 23% were NGLs and 25% were natural gas. The majority of these reserves are in long-lived fields with well-established production characteristics. EOG believes that opportunities exist to increase production through continued development in and around many of these fields and through the utilization of applicable technologies. EOG also maintains an active exploration program designed to extend fields and add new trends and resource plays to its already broad portfolio.

The following is a summary of significant developments during 2019 and anticipated 2020 plans for certain areas of EOG's United States operations.

2019							2020
Area of Operation	Crude Oil & Condensate Volumes (MBbld) (1)	Natural Gas Liquids Volumes (MBbld) (1)	Natural Gas Volumes (MMcfd) (1)	Total Net Acres (2)		Net Well Completions	Expected Net Well Completions

Eagle Ford	187	30	146	579,000		321	300
Austin Chalk	15	7	41	—	(3)	14	6
Delaware Basin	174	65	402	389,000		276	350
Rocky Mountain Area	62	15	188	1,264,000		96	95
Upper Gulf Coast	—	—	10	360,000		1	—
Mid-Continent	10	2	20	120,000		32	20
Fort Worth Basin	2	12	67	146,000		—	—
South Texas	1	1	102	564,000		15	15
Marcellus Shale	—	—	68	151,000		—	—

(1)	Thousand barrels per day or million cubic feet per day, as applicable. Total volumes exclude 5 MBbld of crude oil and condensate, 2 MBbld of NGLs and 25 MMcfd of natural gas related to other plays.

(2)	Total net acres excludes approximately 0.7 million net acres in other areas.

(3)	The Austin Chalk play encompasses the same net acres as the Eagle Ford.

The Eagle Ford is a world-class crude oil field which has produced in excess of 3.4 billion barrels of crude oil and condensate. With approximately 516,000 of its 579,000 total net acres in the prolific oil window, EOG continues to be the largest crude oil producer in the Eagle Ford with cumulative gross production in excess of 600 MMBbl of crude oil and condensate. In 2019, EOG completed 321 net Eagle Ford wells and 14 net Austin Chalk wells. EOG continues to evaluate the prospectivity of the Austin Chalk, which overlays EOG's Eagle Ford acreage. EOG has approximately 150 Eagle Ford net wells in its enhanced oil recovery (EOR) gas injection program. The company did not add wells to the EOR program in 2019 and does not expect to add wells in 2020. EOR is a secondary recovery process and the company continues to evaluate the primary development opportunities on its acreage before expanding the EOR program. In 2020, EOG expects to complete approximately 300 net Eagle Ford wells and 6 net Austin Chalk wells while continuing to improve well productivity and operational efficiencies. The combination of exceptional execution and continuous operational improvements have made this play one of the foundations of EOG's portfolio.

In the Delaware Basin, EOG completed 276 net wells during 2019, primarily in the Delaware Basin Wolfcamp, Bone Spring and Leonard plays. EOG also identified additional drilling locations in the Wolfcamp M and Third Bone Spring formations, expanding its inventory of future drilling locations across its approximately 389,000 total net acre position. The Delaware Basin consists of approximately 4,800 feet of stacked pay potential across multiple zones, offering EOG co-development opportunities across its acreage position.

In the Delaware Basin Wolfcamp play, where it has approximately 346,000 net acres, EOG completed 201 net wells in 2019. EOG continued its development plan with well spacing as close as 500 feet in the crude oil portion and 880 feet in the combination crude oil and natural gas portion. Results in the Delaware Basin Wolfcamp program were supported by optimized well spacing, the application of enhanced well completions, precision drilling and continued cost reductions. The Delaware Basin Wolfcamp play will continue to be a primary area of focus in 2020.

In the Third Bone Spring play, EOG completed 13 net wells in 2019 on its 200,000 net prospective acres. With multiple targets and ample co-development opportunities, the Third Bone Spring play is expected to be a large portion of EOG’s future development program. In the Second Bone Spring play, EOG holds approximately 289,000 net acres and completed 34 net wells in 2019. EOG also continued development in the First Bone Spring play where EOG has approximately 100,000 net acres and completed nine net wells in 2019. Both the First and Second Bone Spring plays continue to be an integral part of EOG’s Delaware Basin portfolio.

In the Leonard play, EOG has approximately 160,000 net acres and continued development with 19 net wells completed in 2019.

Activity in 2020 will continue to be focused in the Delaware Basin Wolfcamp, Third Bone Spring, Second Bone Spring, First Bone Spring and Leonard plays, where EOG expects to complete approximately 350 net wells.

Activity in the Rocky Mountain area was consistent in 2019 with a focus on the Wyoming Powder River Basin. In the Powder River Basin, EOG operated a two-rig program and completed 32 net wells in the Niobrara, Mowry, Turner and Parkman formations. The focus in 2019 was to delineate the Mowry and Niobrara plays and to begin adding infrastructure. Drilling activity and infrastructure buildout will increase significantly in 2020 as activity shifts to development drilling. The infrastructure added will lower operating costs and increase price realizations going forward. In the Wyoming DJ Basin, EOG operated one rig and completed 44 net wells in 2019 in both the Codell and the Niobrara formations. Activity in the DJ Basin is expected to be moderate in 2020 as activity shifts to the Powder River Basin. In the Williston Basin, EOG completed 20 net wells in the Bakken and Three Forks. On average, well performance in the Williston Basin greatly improved due to better targeting and completion techniques. The seasonal program of completing wells mostly in the summer while drilling throughout the year will continue in 2020, although activity will be at a slightly lower pace than 2019. EOG currently holds approximately 1.3 million net acres in the Rocky Mountain area.

In the Mid-Continent area, EOG continued its development of the Woodford Oil Window play with 30 net wells completed during 2019. EOG holds 41,700 net acres in the play and plans to build on its results in the Woodford Oil Window with 20 net well completions in 2020. In 2019, EOG completed 11 gross (two net) wells in the Western Anadarko Basin Marmaton Sand.

Net production for the Marcellus Shale in 2019 averaged approximately 68.3 MMcfd of natural gas. At December 31, 2019, EOG held approximately 151,000 net acres in the Marcellus Shale.

Fort Worth Basin Barnett Shale production averaged 1.7 MBbld of crude oil and condensate, 12.2 MBbld of NGLs and 67.4 MMcfd of natural gas in 2019.

In the South Texas area, EOG completed 15 net wells in 2019. Exploration and evaluation efforts will continue in this region in 2020, where we expect to drill and complete another 15 net wells.

At December 31, 2019, EOG held approximately 2.3 million net undeveloped acres in the United States.

During 2019, EOG continued to operate gathering and processing facilities in the Eagle Ford in South Texas, the Williston Basin Bakken and Three Forks plays in North Dakota, the Fort Worth Basin Barnett Shale and the Permian Basin in West Texas and New Mexico. At December 31, 2019, EOG-owned natural gas processing capacity in the Eagle Ford and the Fort Worth Basin Barnett Shale totaled 325 MMcfd and 180 MMcfd, respectively.

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

Several fields in the SECC Block, Modified U(a) Block, Modified U(b) Block, Block 4(a), the Banyan Field and the Sercan Area have been developed and are producing natural gas and crude oil and condensate. Natural gas from EOG's Trinidad operations currently is sold under various contracts with the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC). Crude oil and condensate from EOG's Trinidad operations currently is sold under various contracts to Heritage Petroleum Company Limited (Heritage).

In 2019, EOG's net production from Trinidad averaged approximately 260 MMcfd of natural gas and approximately 0.6 MBbld of crude oil and condensate. In 2019, EOG drilled and completed two net wells in Trinidad and was in the process of drilling another exploratory well at December 31, 2019. One of these wells was a successful development well, while the other well was determined to be an unsuccessful exploratory well. In addition, EOG drilled one stratigraphic exploratory well in Trinidad, which discovered commercially economic reserves. At December 31, 2019, EOG held approximately 115,000 net undeveloped acres in Trinidad.

In 2020, EOG expects to drill and complete three net wells in Trinidad. All of the natural gas produced from EOG's Trinidad operations in 2020 is expected to be sold to NGC. All crude oil and condensate produced from EOG's Trinidad operations in 2020 is expected to be sold to Heritage.

China. In July 2008, EOG acquired rights from ConocoPhillips in a Petroleum Contract covering the Chuan Zhong Block exploration area in the Sichuan Basin, Sichuan Province, China. In October 2008, EOG obtained the rights to shallower zones on the acquired acerage.

In 2019, EOG drilled two natural gas wells to complete the drilling program started in 2018. In 2019, EOG also completed two natural gas wells that were drilled during the 2018 drilling program. All natural gas produced from the Baijaochang Field is sold under a long-term contract to PetroChina. In 2019, production averaged approximately 30 MMcfd of natural gas, net, in China.

EOG plans to continue to complete the remaining drilled uncompleted wells (DUCs) in the future as pipeline capacity allows.

Marketing

In 2019, EOG continued its diversified approach to marketing its wellhead crude oil and condensate production. The majority of production was transported by pipeline to downstream markets with the remainder sold into local markets. Major U.S. sales areas accessed by EOG were various locations along the U.S. Gulf coast, including Houston and Corpus Christi, Texas and Louisiana; Cushing, Oklahoma; the Permian Basin and the Midwest. In late 2019, EOG also sold crude oil at the Houston Ship Channel (HSC) for export to foreign destinations. In each case, the price received was based on market prices at that specific sales point or based on the price index applicable for that location. In 2020, the pricing mechanism for such production is expected to remain the same. In 2020, EOG expects to sell crude oil at the Port of Corpus Christi for export, in addition to sales at the HSC. At December 31, 2019, EOG was committed to deliver to multiple parties fixed quantities of crude oil of 28 MMBbls in 2020 and 2 MMBbls in 2021, all of which is expected to be delivered from future production of available reserves.

In 2019, EOG processed certain of its natural gas production, either at EOG-owned facilities or at third-party facilities, extracting NGLs. NGLs were sold at prevailing market prices, into either local markets or downstream locations. In certain instances, EOG exchanged its NGL production for purity products received downstrean, which were sold at prevailing market prices. In 2020, such pricing mechanisms are expected to remain the same.

In 2019, consistent with its diversified marketing strategy, the majority of EOG's United States wellhead natural gas production was transported by pipeline to various locations, including Katy, Texas; East Texas; the Agua Dulce Hub in South Texas; the Cheyenne Hub in Weld County, Colorado; Southern California; and Chicago, Illinois. Remaining natural gas production was sold into local markets. In each case, pricing was based on the spot market price at the ultimate sales point. In 2020, the pricing mechanism for such production is expected to remain the same. Additionally in 2019, EOG entered into an agreement, beginning in 2020, to sell natural gas to an LNG liquefaction facility near Corpus Christi, Texas and receive pricing based on the Platts Japan Korea Marker. At December 31, 2019, EOG was committed to deliver to multiple parties fixed quantities of natural gas of 159 Bcf in 2020, 108 Bcf in 2021, 82 Bcf in 2022, 82 Bcf in 2023, 31 Bcf in 2024 and 1,685 Bcf thereafter, all of which is expected to be delivered from future production of available reserves.

In 2019, a majority of the wellhead natural gas volumes from Trinidad were sold under contracts with prices which were either wholly or partially dependent on Caribbean ammonia index prices and/or methanol prices. The remaining volumes were sold under a contract at prices partially dependent on United States Henry Hub market prices and under a fixed price contract. The pricing mechanisms for these contracts in Trinidad are expected to remain the same in 2020; however, we anticipate the majority of volumes will be sold under a fixed price contract.

In 2019, all wellhead natural gas volumes from China were sold at regulated prices based on the purchaser's pipeline sales volumes to various local market segments. The pricing mechanism for production in China is expected to remain the same in 2020.

In certain instances, EOG purchases and sells third-party crude oil and natural gas in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.

During 2019, two purchasers each accounted for more than 10% of EOG's total wellhead crude oil and condensate, NGLs and natural gas revenues and gathering, processing and marketing revenues. The two purchasers are in the crude oil refining industry. EOG does not believe that the loss of any single purchaser would have a material adverse effect on its financial condition or results of operations.

Wellhead Volumes and Prices

The following table sets forth certain information regarding EOG's wellhead volumes of, and average prices for, crude oil and condensate, NGLs and natural gas. The table also presents crude oil equivalent volumes which are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 Mcf of natural gas for each of the years ended December 31, 2019, 2018 and 2017. See ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, for wellhead volumes on a per-day basis.

Year Ended December 31	2019	2018	2017

Crude Oil and Condensate Volumes (MMBbl) (1)
United States:
Eagle Ford	68.3	62.4	57.4
Delaware Basin	63.4	46.3	31.6
Other	34.6	35.4	33.2
United States	166.3	144.1	122.2
Trinidad	0.2	0.3	0.3
Other International (2)	0.1	1.6	0.2
Total	166.6	146.0	122.7
Natural Gas Liquids Volumes (MMBbl) (1)
United States:
Eagle Ford	10.7	11.4	9.4
Delaware Basin	23.5	15.8	8.8
Other	14.7	15.3	14.1
United States	48.9	42.5	32.3
Other International (2)	—	—	—
Total	48.9	42.5	32.3
Natural Gas Volumes (Bcf) (1)
United States:
Eagle Ford	53	58	55
Delaware Basin	147	110	81
Other	190	169	143
United States	390	337	279
Trinidad	95	97	114
Other International (2)	14	11	9
Total	499	445	402
Crude Oil Equivalent Volumes (MMBoe) (3)
United States:
Eagle Ford	87.8	83.5	76.0
Delaware Basin	111.4	80.3	53.9
Other	81.0	78.8	71.2
United States	280.2	242.6	201.1
Trinidad	16.0	16.5	19.4
Other International (2)	2.4	3.4	1.8
Total	298.6	262.5	222.3

Year Ended December 31	2019	2018		2017

Average Crude Oil and Condensate Prices ($/Bbl) (4)
United States	$57.74	$65.16		$50.91
Trinidad	47.16	57.26		42.30
Other International (2)	57.40	71.45		57.20
Composite	57.72	65.21		50.91
Average Natural Gas Liquids Prices ($/Bbl) (4)
United States	$16.03	$26.60		$22.61
Other International (2)	—	—		—
Composite	16.03	26.60		22.61
Average Natural Gas Prices ($/Mcf) (4)
United States	$2.22	$2.88		$2.20
Trinidad	2.72	2.94		2.38
Other International (2)	4.44	4.08		3.89
Composite	2.38	2.92	(5)	2.29

(1)	Million barrels or billion cubic feet, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

(3)	Million barrels of oil equivalent; includes crude oil and condensate, NGLs and natural gas.

(4)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to Consolidated Financial Statements).

(5)
Includes a positive revenue adjustment of $0.44 per Mcf related to the adoption of Accounting Standards Update (ASU) 2014-09, "Revenue From Contracts with Customers" (ASU 2014-09) (see Note 1 to the Consolidated Financial Statements). In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees related to certain processing and marketing agreements as Gathering and Processing Costs, instead of as a deduction to Natural Gas revenues.

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

EOG also owns crude oil rail loading facilities in North Dakota and crude oil truck unloading facilities in certain of its U.S. plays. Regulation of such facilities is conducted at the state and federal levels and generally includes various safety, environmental, permitting and packaging/labeling requirements. Additional regulation pertaining to these matters is considered and/or adopted from time to time. Although EOG cannot predict what effect, if any, any such new regulations might have on its crude-by-rail assets and the transportation of its crude oil production by truck, EOG could be required to incur additional capital expenditures and increased compliance and operating costs depending on the nature and extent of such future regulatory changes. EOG did not transport any crude oil by rail during 2019.

Proposals and proceedings that might affect the oil and gas industry are considered from time to time by Congress, the state legislatures, the FERC and other federal, state and local regulatory commissions, agencies, councils and courts. EOG cannot predict when or whether any such proposals or proceedings may become effective. It should also be noted that the oil and gas industry historically has been very heavily regulated; therefore, there is no assurance that the approach currently being followed by such legislative bodies and regulatory commissions, agencies, councils and courts will remain unchanged.

Environmental Regulation Generally - United States. EOG is subject to various federal, state and local laws and regulations covering the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations affect EOG's operations and costs as a result of their effect on crude oil and natural gas exploration, development and production operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements.

In addition, EOG has acquired certain oil and gas properties from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under EOG's control. Under environmental laws and regulations, EOG could be required to remove or remediate wastes disposed of or released by prior owners or operators. EOG also could incur costs related to the clean-up of third-party sites to which it sent regulated substances for disposal or to which it sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at such third-party sites. In addition, EOG could be responsible under environmental laws and regulations for oil and gas properties in which EOG previously owned or currently owns an interest, but was or is not the operator. Moreover, EOG is subject to the U.S. Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of greenhouse gas (GHG) emissions and, as discussed further below, is also subject to federal, state and local laws and regulations regarding hydraulic fracturing and other aspects of our operations.

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

Climate Change - United States. Local, state, federal and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions, the U.S. EPA has adopted regulations for certain large sources regulating GHG emissions as pollutants under the federal Clean Air Act. Further, the U.S. EPA, in May 2016, issued regulations that require operators to reduce methane emissions and emissions of volatile organic compounds (VOC) from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations.

At the international level, the U.S., in December 2015, participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect on November 4, 2016. However, the U.S. has begun the process to withdraw from the Paris Agreement. In response, many state and local officials have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

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

EOG is unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations or treaties regarding climate change and GHG emissions, but the direct and indirect costs of such investigations, laws, regulations and treaties (if enacted) could materially and adversely affect EOG's operations, financial condition and results of operations. Further, the increasing attention to global climate change risks has created the potential for a greater likelihood of governmental investigations and private and public litigation, which could increase our costs or otherwise adversely affect our business.

Regulation of Hydraulic Fracturing and Other Operations - United States. Substantially all of the onshore crude oil and natural gas wells drilled by EOG are completed and stimulated through the use of hydraulic fracturing. Hydraulic fracturing technology, which has been used by the oil and gas industry for more than 60 years and is constantly being enhanced, enables EOG to produce crude oil and natural gas that otherwise would not be recovered. Specifically, hydraulic fracturing is a process in which pressurized fluid is pumped into underground formations to create tiny fractures or spaces that allow crude oil and natural gas to flow from the reservoir into the well so that it can be brought to the surface. Hydraulic fracturing generally takes place thousands of feet underground, a considerable distance below any drinking water aquifers, and there are impermeable layers of rock between the area fractured and the water aquifers. The makeup of the fluid used in the hydraulic fracturing process typically includes water and sand, and less than 1% of highly diluted chemical additives; lists of the chemical additives used in fracturing fluids are available to the public via internet websites and in other publications sponsored by industry trade associations and through state agencies in those states that require the reporting of the components of fracturing fluids. While the majority of the sand remains underground to hold open the fractures, a significant amount of the water and chemical additives flow back and are then either reused or safely disposed of at sites that are approved and permitted by the appropriate regulatory authorities. EOG periodically conducts regulatory assessments of these disposal facilities to monitor compliance with applicable regulations.

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements. In April 2012, however, the U.S. EPA issued regulations specifically applicable to the oil and gas industry that require operators to significantly reduce VOC emissions from natural gas wells that are hydraulically fractured through the use of "green completions" to capture natural gas that would otherwise escape into the air. The U.S. EPA has also issued regulations that establish standards for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. In addition, in May 2016, the U.S. EPA issued regulations that require operators to reduce methane and VOC emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations.

Also, in November 2016, the BLM issued a final rule that limits venting, flaring and leaking of natural gas from oil and gas wells and equipment on federal and Indian lands, though, in September 2018, the BLM issued a final rule rescinding certain requirements of that rule. There have been various other proposals to regulate hydraulic fracturing at the federal level. In addition, there have been proposals and positions taken by candidates for elected office and others regarding additional restrictions on, or the complete prohibition of, hydraulic fracturing operations.

In addition to the above-described federal regulations, some state and local governments have imposed, or have considered imposing, various conditions and restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; disclosure of the chemical additives used in hydraulic fracturing operations; restrictions on the type of chemical additives that may be used in hydraulic fracturing operations; and restrictions on drilling or injection activities on certain lands lying within wilderness wetlands, ecologically or seismically sensitive areas, and other protected areas. Such federal, state and local permitting and disclosure requirements, operating restrictions, conditions or prohibition could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing.

Compliance with laws and regulations relating to hydraulic fracturing and other aspects of our operations increases EOG's overall cost of business, but has not had, to date, a material adverse effect on EOG's operations, financial condition or results of operations. In addition, it is not anticipated, based on current laws and regulations, that EOG will be required in the near future to expend amounts that are material in relation to its total exploration and development expenditure program in order to comply with such laws and regulations. However, EOG is unable to predict (i) the timing, scope and effect of any currently proposed or future laws or regulations regarding hydraulic fracturing in the United States or other aspects of our operations and (ii) the ultimate cost of compliance or the ultimate effect on EOG's operations, financial condition and results of operations relating to such future laws and regulations. The direct and indirect costs of such laws and regulations (if enacted) could materially and adversely affect EOG's operations, financial condition and results of operations.

Other International Regulation. EOG's exploration and production operations outside the United States are subject to various types of regulations, including environmental regulations, imposed by the respective governments of the countries in which EOG's operations are conducted, and may affect EOG's operations and costs of compliance within those countries. EOG currently has operations in Trinidad, China and Canada. EOG is unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, including those regarding climate change and hydraulic fracturing, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect EOG's operations, financial condition and results of operations. EOG will continue to review the risks to its business and operations outside the United States associated with all environmental matters, including climate change and hydraulic fracturing regulation. In addition, EOG will continue to monitor and assess any new policies, legislation, regulations and treaties in the areas outside the United States where it operates to determine the impact on its operations and take appropriate actions, where necessary.

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

Other Matters

Energy Prices. EOG is a crude oil and natural gas producer and is impacted by changes in the prices for crude oil and condensate, NGLs and natural gas. Average crude oil and condensate prices received by EOG for production in the United States decreased 11% in 2019, and increased 28% in 2018 and 22% in 2017, each as compared to the immediately preceding year. Average NGL prices received by EOG for production in the United States decreased 40% in 2019, and increased 18% in 2018 and 55% in 2017, each as compared to the immediately preceding year. During the last three years, average United States wellhead natural gas prices have fluctuated, at times rather dramatically. These fluctuations resulted in a 23% decrease in the average wellhead natural gas price received by EOG for production in the United States in 2019, a 31% increase (inclusive of a positive revenue adjustment of $0.44 per Mcf related to the adoption of ASU 2014-09) in 2018 and a 38% increase in 2017, each as compared to the immediately preceding year.

Due to the many uncertainties associated with the world political and economic environment (for example, the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries), the global supply of, and demand for, crude oil, NGLs and natural gas and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors, EOG is unable to predict what changes may occur in the prices of crude oil and condensate, NGLs and natural gas in the future. For additional discussion regarding changes in crude oil and condensate, NGLs and natural gas prices and the risks that such changes may present to EOG, see ITEM 1A, Risk Factors.

Based on EOG's tax position, EOG's price sensitivity (exclusive of basis swaps) in 2020 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $117 million for net income and $152 million for pretax cash flows from operating activities. Based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2020 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $31 million for net income and $40 million for pretax cash flows from operating activities. For a summary of EOG's financial commodity derivative contracts through February 19, 2020, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Derivative Transactions. For a summary of EOG's financial commodity derivative contracts for the twelve months ended December 31, 2019, see Note 12 to Consolidated Financial Statements.

Risk Management. EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in prices of crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. See Note 12 to Consolidated Financial Statements. For a summary of EOG's financial commodity derivative contracts through February 19, 2020, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ‑ Capital Resources and Liquidity - Derivative Transactions.

All of EOG's crude oil, NGL and natural gas activities are subject to the risks normally incident to the exploration for, and development, production and transportation of, crude oil, NGL and natural gas, including rig and well explosions, cratering, fires, loss of well control and leaks and spills, each of which could result in damage to life, property and/or the environment. EOG's operations are also subject to certain perils, including hurricanes, flooding and other adverse weather events. Moreover, EOG's activities are subject to governmental regulations as well as interruption or termination by governmental authorities based on environmental and other considerations. Losses and liabilities arising from such events could reduce EOG's revenues and increase costs to EOG to the extent not covered by insurance.

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

In addition to the above-described risks, EOG's operations outside the United States are subject to certain risks, including the risk of increases in taxes and governmental royalties, changes in laws and policies governing the operations of foreign-based companies, expropriation of assets, unilateral or forced renegotiation, modification or nullification of existing contracts with governmental entities, currency restrictions and exchange rate fluctuations. Please refer to ITEM 1A, Risk Factors, for further discussion of the risks to which EOG is subject with respect to its operations outside the United States.

Information About Our Executive Officers

The current executive officers of EOG and their names and ages (as of February 27, 2020) are as follows:

Name	Age	Position

William R. Thomas	67	Chairman of the Board and Chief Executive Officer

Lloyd W. Helms, Jr.	62	Chief Operating Officer

Kenneth W. Boedeker	57	Executive Vice President, Exploration and Production

Ezra Y. Yacob	43	Executive Vice President, Exploration and Production

Timothy K. Driggers	58	Executive Vice President and Chief Financial Officer

Michael P. Donaldson	57	Executive Vice President, General Counsel and Corporate Secretary

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

•
the nature and extent of governmental regulation, including environmental and other climate change-related regulation, regulation of derivatives transactions and hedging activities, tax laws and regulations and laws and regulations with respect to the import and export of crude oil, NGLs, and natural gas and related commodities;

•	the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and

•	weather conditions and changes in weather patterns.

The above-described factors and the volatility of commodity prices make it difficult to predict future crude oil, natural gas and NGL prices. As a result, there can be no assurance that the prices for crude oil, natural gas and NGLs will sustain, or increase from, their current levels and not decline.

Our cash flows and results of operations depend to a great extent on prevailing commodity prices. Accordingly, substantial and extended declines in commodity prices can materially and adversely affect the amount of cash flows we have available for our capital expenditures and other operating expenses, the terms on which we can access the credit and capital markets and our results of operations.

Lower commodity prices can also reduce the amount of crude oil, natural gas and NGLs that we can produce economically. Substantial and extended declines in the prices of these commodities can render uneconomic a portion of our exploration, development and exploitation projects, resulting in our having to make downward adjustments to our estimated proved reserves and also possibly shut in or plug and abandon certain wells. In addition, significant prolonged decreases in commodity prices may cause the expected future cash flows from our properties to fall below their respective net book values, which will require us to write down the value of our properties. Such reserve write-downs and asset impairments could materially and adversely affect our results of operations and financial position and, in turn, the trading price of our common stock.

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

Our crude oil, NGLs and natural gas operations and supporting activities and operations involve many risks and expose us to potential losses and liabilities, and insurance may not fully protect us against these risks and potential losses and liabilities.

Our crude oil, NGLs and natural gas operations and supporting activities and operations are subject to all of the risks associated with exploring and drilling for, and producing, gathering, processing, compressing, storing and transporting, crude oil and natural gas, including the risks of:

•	well blowouts and cratering;

•	loss of well control;

•	crude oil spills, natural gas leaks, formation water (i.e., produced water) spills and pipeline ruptures;

•	pipe failures and casing collapses;

•	uncontrollable flows of crude oil, natural gas, formation water or drilling fluids;

•	releases of chemicals, wastes or pollutants;

•	adverse weather events, such as winter storms, flooding, tropical storms and hurricanes, and other natural disasters;

•	fires and explosions;

•	terrorism, vandalism and physical, electronic and cybersecurity breaches;

•	formations with abnormal or unexpected pressures;

•	leaks or spills in connection with, or associated with, the gathering, processing, compression, storage and transportation of crude oil, NGLs and natural gas; and

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

Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.

As an oil and gas producer, we face various security threats, including (i) cybersecurity threats to gain unauthorized access to, or control of, our sensitive information or to render our data or systems corrupted or unusable; (ii) threats to the security of our facilities and infrastructure or to the security of third-party facilities and infrastructure, such as gathering, transportation, processing, fractionation, refining and export facilities; and (iii) threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business.

We rely extensively on information technology systems, including internally developed software, data hosting platforms, real-time data acquisition systems, third-party software, cloud services and other internally or externally hosted hardware and software platforms, to (i) estimate our oil and gas reserves, (ii) process and record financial and operating data, (iii) process and analyze all stages of our business operations, including exploration, drilling, completions, production, transportation, pipelines and other related activities and (iv) communicate with our employees and vendors, suppliers and other third parties. Although we have implemented and invested in, and will continue to implement and invest in, controls, procedures and protections (including internal and external personnel) that are designed to protect our systems, identify and remediate on a regular basis vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threats, such measures cannot entirely eliminate cybersecurity threats and the controls, procedures and protections we have implemented and invested in may prove to be ineffective.
Our systems and networks, and those of our business associates, may become the target of cybersecurity attacks, including, without limitation, denial-of-service attacks; malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. If any of these security breaches were to occur, we could suffer disruptions to our normal operations, including our drilling, completion, production and corporate functions, which could materially and adversely affect us in a variety of ways, including, but not limited to, the following:

•
unauthorized access to, and release of, our business data, reserves information, strategic information or other sensitive or proprietary information, which could have a material adverse effect on our ability to compete for oil and gas resources;

•	data corruption, communication interruption, or other operational disruptions during our drilling activities, which could result in our failure to reach the intended target or a drilling incident;

•	data corruption or operational disruptions of our production-related infrastructure, which could result in loss of production or accidental discharges;

•	unauthorized access to, and release of, personal information of our royalty owners, employees and vendors, which could expose us to allegations that we did not sufficiently protect such information;

•	a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions and could delay or halt our operations;

•
a cybersecurity attack on third-party gathering, transportation, processing, fractionation, refining or export facilities, which could result in reduced demand for our production or delay or prevent us from transporting and marketing our production, in either case resulting in a loss of revenues;

•
a cybersecurity attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;

•	a deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties;

•	a cybersecurity attack on a communications network or power grid, which could cause operational disruptions resulting in a loss of revenues; and

•	a cybersecurity attack on our automated and surveillance systems, which could cause a loss of production and potential environmental hazards.

Further, strategic targets, such as energy-related assets, may be at a greater risk of terrorist attacks or cybersecurity attacks than other targets in the United States of America (United States or U.S.). Moreover, external digital technologies control nearly all of the crude oil and natural gas distribution and refining systems in the U.S. and abroad, which are necessary to transport and market our production. A cybersecurity attack directed at, for example, crude oil and natural gas distribution systems could (i) damage critical distribution and storage assets or the environment; (ii) disrupt energy supplies and markets, by delaying or preventing delivery of production to markets; and (iii) make it difficult or impossible to accurately account for production and settle transactions.

Any such terrorist attack or cybersecurity attack that affects us, our customers, suppliers, or others with whom we do business and/or energy-related assets could have a material adverse effect on our business, including disruption of our operations, damage to our reputation, a loss of counterparty trust, reimbursement or other costs, increased compliance costs, significant litigation exposure and legal liability or regulatory fines, penalties or intervention. Although we have business continuity plans in place, our operations may be adversely affected by significant and widespread disruption to our systems and the infrastructure that supports our business. While we continue to evolve and modify our business continuity plans as well as our cyber threat detection and mitigation systems, there can be no assurance that they will be effective in avoiding disruption and business impacts. Further, our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us in the future and some insurance coverage may become more difficult to obtain, if available at all.
While we have experienced cybersecurity attacks in the past, we have not suffered any losses as a result of such attacks; however, there is no assurance that we will not suffer such losses in the future. Further, as technologies evolve and cybersecurity threats become more sophisticated, we are continually expending additional resources to modify or enhance our security measures to protect against such threats and to identify and remediate on a regular basis any vulnerabilities in our information systems and related infrastructure that may be detected, and these expenditures in the future may be significant. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require us to expend significant additional resources to meet such requirements.

Our ability to sell and deliver our crude oil, NGLs and natural gas production could be materially and adversely affected if adequate gathering, processing, compression, storage and transportation facilities and equipment are unavailable.

The sale of our crude oil, NGLs and natural gas production depends on a number of factors beyond our control, including the availability, proximity and capacity of, and costs associated with, gathering, processing, compression, storage and transportation facilities and equipment owned by third parties. These facilities may be temporarily unavailable to us due to market conditions, regulatory reasons, mechanical reasons or other factors or conditions, and may not be available to us in the future on terms we consider acceptable, if at all. In particular, in certain newer plays, the capacity of gathering, processing, compression, storage and transportation facilities and equipment may not be sufficient to accommodate potential production from existing and new wells. In addition, lack of financing, construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new gathering, processing, compression, storage and transportation facilities, export facilities and equipment by third parties or us, and we may experience delays or increased costs in accessing the pipelines, gathering systems or rail systems necessary to transport our production to points of sale or delivery.

Any significant change in market or other conditions affecting gathering, processing, compression, storage or transportation facilities, export facilities and equipment or the availability of these facilities, including due to our failure or inability to obtain access to these facilities and equipment on terms acceptable to us or at all, could materially and adversely affect our business and, in turn, our financial condition and results of operations.

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

Our crude oil, NGLs and natural gas operations and supporting activities are regulated extensively by federal, state, tribal and local governments and regulatory agencies, both domestically and in the foreign countries in which we do business, and are subject to interruption or termination by governmental and regulatory authorities based on environmental, health, safety or other considerations. Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, health, safety and other regulations. Further, the regulatory environment could change in ways that we cannot predict and that might substantially increase our costs of compliance and, in turn, materially and adversely affect our business, results of operations and financial condition.

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

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements and, further, some state and local governments have imposed or have considered imposing various conditions and restrictions on drilling and completion operations. In November 2016, however, the U.S. Bureau of Land Management (BLM) issued a final rule that limits venting, flaring and leaking of natural gas from oil and gas wells and equipment on federal and Indian lands (in September 2018, the BLM issued a final rule rescinding certain requirements of the rule). In addition, the U.S. Environmental Protection Agency (U.S. EPA) has issued regulations relating to hydraulic fracturing and there have been various other proposals to regulate hydraulic fracturing at the federal level. Further, there have been proposals and positions taken by candidates for elected office and others regarding additional restrictions on, or the complete prohibition of, hydraulic fracturing operations.

Any such requirements, restrictions, conditions or prohibition could lead to operational delays and increased operating and compliance costs and, further, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing. Accordingly, our production of crude oil and natural gas could be materially and adversely affected. For additional discussion regarding hydraulic fracturing regulation, see Regulation of Hydraulic Fracturing and Other Operations - United States under ITEM 1, Business - Regulation.

We will continue to monitor and assess any proposed or new policies, legislation, regulations and treaties in the areas where we operate to determine the impact on our operations and take appropriate actions, where necessary. We are unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect our business, results of operations and financial condition. See also the risk factor below regarding the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act with respect to regulation of derivatives transactions and entities (such as EOG) that participate in such transactions.

Regulations relating to greenhouse gas emissions and climate change could have a significant impact on our operations and we could incur significant cost in the future to comply.
Local, state, federal and international regulatory bodies have been increasingly focused on greenhouse gas (GHG) emissions and climate change issues in recent years. For example, we are subject to the U.S. EPA's rule requiring annual reporting of GHG emissions. In addition, in May 2016, the U.S. EPA issued regulations that require operators to reduce methane emissions and emissions of volatile organic compounds from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations.
At the international level, in December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect on November 4, 2016. However, the U.S. has begun the process to withdraw from the Paris Agreement. In response, many state and local officials have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.
It is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for crude oil, natural gas and other fossil fuel products as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, crude oil, natural gas and other fossil fuel products. We are unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations or treaties regarding climate change and GHG emissions, but the direct and indirect costs of such investigations, laws, regulations and treaties (if enacted) could materially and adversely affect our operations, financial condition and results of operations. For additional discussion regarding climate change regulation, see Climate Change - United States under ITEM 1, Business - Regulation.

Further, increasing attention to global climate change risks has created the potential for a greater likelihood of governmental investigations and private and public litigation, which could increase our costs or otherwise adversely affect our business.

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

A portion of our crude oil, NGLs and natural gas production may be subject to interruptions that could have a material and adverse effect on us.

A portion of our crude oil, NGLs and natural gas production may be interrupted, or shut in, from time to time for various reasons, including, but not limited to, as a result of accidents, weather conditions, the unavailability of gathering, processing, compression, storage, transportation, refining or export facilities or equipment or field labor issues, or intentionally as a result of market conditions such as crude oil, NGLs or natural gas prices that we deem uneconomic. If a substantial amount of our production is interrupted or shut in, our cash flows and, in turn, our financial condition and results of operations could be materially and adversely affected.

We have limited control over the activities on properties we do not operate.

Some of the properties in which we have an interest are operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. In addition, a third-party operator could also decide to shut-in or curtail production from wells, or plug and abandon marginal wells, on properties owned by that operator during periods of lower crude oil, NGLs or natural gas prices. These limitations and our dependence on the operator and third-party working interest owners for these projects could cause us to incur unexpected future costs, lower production and materially and adversely affect our financial condition and results of operations.

If we acquire crude oil, NGLs and natural gas properties, our failure to fully identify existing and potential problems, to accurately estimate reserves, production rates or costs, or to effectively integrate the acquired properties into our operations could materially and adversely affect our business, financial condition and results of operations.

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

We make, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and transportation of crude oil, NGLs and natural gas reserves. We intend to finance our capital expenditures primarily through our cash flows from operations, commercial paper borrowings and sales of non-core assets and, to a lesser extent and if and as necessary, bank borrowings, borrowings under our revolving credit facility and public and private equity and debt offerings.

Lower crude oil, NGLs and natural gas prices, however, reduce our cash flows and could also delay or impair our ability to consummate certain planned non-core asset sales and divestitures. Further, if the condition of the credit and capital markets materially declines, we might not be able to obtain financing on terms we consider acceptable, if at all. In addition, weakness and/or volatility in domestic and global financial markets or economic conditions or a depressed commodity price environment may increase the interest rates that lenders and commercial paper investors require us to pay or adversely affect our ability to finance our capital expenditures through equity or debt offerings or other borrowings.

Similarly, a reduction in our cash flows (for example, as a result of lower crude oil, NGLs and natural gas prices or unanticipated well shut-ins) and the corresponding adverse effect on our financial condition and results of operations may also increase the interest rates that lenders and commercial paper investors require us to pay. A substantial increase in interest rates would decrease our net cash flows available for reinvestment. Any of these factors could have a material and adverse effect on our business, financial condition and results of operations.

Further, our ability to obtain financings, our borrowing costs and the terms of any financings are, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. The interrelated factors that may impact our credit ratings include our debt levels; planned capital expenditures and sales of assets; near-term and long-term production growth opportunities; liquidity; asset quality; cost structure; product mix; and commodity pricing levels (including, but not limited to, the estimates and assumptions of credit rating agencies with respect to future commodity prices). We cannot provide any assurance that our current credit ratings will remain in effect for any given period of time or that our credit ratings will be raised in the future, nor can we provide any assurance that any of our credit ratings will not be lowered.

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

Competition in the oil and gas exploration and production industry is intense, and some of our competitors have greater resources than we have.

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

Demand for crude oil and natural gas is, to a degree, dependent on weather and climate, which impacts, among other things, the price we receive for the commodities we produce and, in turn, our cash flows and results of operations. For example, relatively warm temperatures during a winter season generally result in relatively lower demand for natural gas (as less natural gas is used to heat residences and businesses) and, as a result, lower prices for natural gas production during that season.

In addition, there has been public discussion that climate change may be associated with more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, and other related phenomena, which could affect some, or all, of our operations. Our exploration, exploitation and development activities and equipment could be adversely affected by extreme weather events, such as winter storms, flooding and tropical storms and hurricanes in the Gulf of Mexico, which may cause a loss of production from temporary cessation of activity or damaged facilities and equipment. Such extreme weather events could also impact other areas of our operations, including access to our drilling and production facilities for routine operations, maintenance and repairs, the installation and operation of gathering, processing, compression, storage, transportation and/or export facilities and the availability of, and our access to, necessary third-party services, such as gathering, processing, compression, storage and transportation services and export services. Such extreme weather events and changes in weather patterns may materially and adversely affect our business and, in turn, our financial condition and results of operations.

Our hedging activities may prevent us from benefiting fully from increases in crude oil, NGLs and natural gas prices and may expose us to other risks, including counterparty risk.

We use derivative instruments (primarily financial basis swap, price swap, option, swaption and collar contracts) to hedge the impact of fluctuations in crude oil, NGLs and natural gas prices on our results of operations and cash flows. To the extent that we engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in crude oil, NGLs and natural gas prices above the prices established by our hedging contracts. A portion of our forecasted production for 2020 is subject to fluctuating market prices. If we are ultimately unable to hedge additional production volumes for 2020 and beyond, we will be impacted by any declines in commodity prices, which may result in lower net cash provided by operating activities. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

Federal legislation and related regulations regarding derivatives transactions could have a material and adverse impact on our hedging activities.

As discussed in the risk factor immediately above, we use derivative instruments to hedge the impact of fluctuations in crude oil, NGLs and natural gas prices on our results of operations and cash flows. In 2010, Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which, among other matters, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission (CFTC), the U.S. Securities and Exchange Commission (SEC) and certain federal agencies that regulate the banking and insurance sectors (the Prudential Regulators) adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain categories of swaps and may result in certain market participants needing to curtail their derivatives activities. Although some of the rules necessary to implement the Dodd-Frank Act are yet to be adopted, the CFTC, the SEC and the Prudential Regulators have issued numerous rules, including a rule establishing an "end-user" exception to mandatory clearing (End-User Exception), a rule regarding margin for uncleared swaps (Margin Rule) and a proposed rule imposing position limits (Position Limits Rule).

We qualify as a "non-financial entity" for purposes of the End-User Exception and, as such, we are eligible for such exception. As a result, our hedging activities are not subject to mandatory clearing or the margin requirements imposed in connection with mandatory clearing. We also qualify as a "non-financial end user" for purposes of the Margin Rule; therefore, our uncleared swaps are not subject to regulatory margin requirements. Finally, we believe our hedging activities would constitute bona fide hedging under the Position Limits Rule and would not be subject to limitation under such rule if it is enacted. However, many of our hedge counterparties and many other market participants are not eligible for the End-User Exception, are subject to mandatory clearing and the Margin Rule for swaps with some or all of their other swap counterparties, and may be subject to the Position Limits Rule. In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations related to derivatives (collectively, Foreign Regulations) which apply to our transactions with counterparties subject to such Foreign Regulations.

The Dodd-Frank Act, the rules adopted thereunder and the Foreign Regulations could increase the cost of derivative contracts, alter the terms of derivative contracts, reduce the availability of derivatives to protect against the price risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, lessen the number of available counterparties and, in turn, increase our exposure to less creditworthy counterparties. If our use of derivatives is reduced as a result of the Dodd-Frank Act, related regulations or the Foreign Regulations, our results of operations may become more volatile, and our cash flows may be less predictable, which could adversely affect our ability to plan for, and fund, our capital expenditure requirements. Any of these consequences could have a material and adverse effect on our business, financial condition and results of operations.

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

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the U.S. and have functional currencies other than the U.S. dollar. The assets, liabilities, revenues and expenses of certain of these foreign subsidiaries are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if the amount has not changed in the original currency. These translations could result in changes to our results of operations from period to period. For the fiscal year ended December 31, 2019, less than 1% of our net operating revenues related to operations of our foreign subsidiaries whose functional currency was not the U.S. dollar.

Terrorist activities and military and other actions could materially and adversely affect us.

Terrorist attacks and the threat of terrorist attacks (including cyber-related attacks), whether domestic or foreign, as well as military or other actions taken in response to these acts, could cause instability in the global financial and energy markets. The U.S. government has at times issued public warnings that indicate that energy-related assets, such as transportation and refining facilities, might be specific targets of terrorist organizations.

Any such actions and the threat of such actions, including any resulting political instability or society disruption, could materially and adversely affect us in unpredictable ways, including, but not limited to, the disruption of energy supplies and markets, the reduction of overall demand for crude oil and natural gas, increased volatility in crude oil and natural gas prices or the possibility that the facilities and other infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially and adversely affect our business, financial condition and results of operations.

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

Acreage. The following table summarizes EOG's gross and net developed and undeveloped acreage at December 31, 2019. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

United States	2,773,841	2,034,901	3,083,256	2,272,783	5,857,097	4,307,684
Trinidad	79,277	67,474	201,435	115,274	280,712	182,748
China	130,548	130,548	—	—	130,548	130,548
Canada	39,842	35,613	103,618	96,494	143,460	132,107
Total	3,023,508	2,268,536	3,388,309	2,484,551	6,411,817	4,753,087

Most of our undeveloped oil and gas leases, particularly in the United States, are subject to lease expiration if initial wells are not drilled within a specified period, generally between three and five years. Approximately 0.4 million net acres will expire in 2020, 0.3 million net acres will expire in 2021 and 0.1 million net acres will expire in 2022 if production is not established or we take no other action to extend the terms of the leases or obtain concessions. In the ordinary course of business, based on our evaluations of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future. As of December 31, 2019, there were no proved undeveloped reserves associated with such undeveloped acreage.

Productive Well Summary. The following table represents EOG's gross and net productive wells, including 2,465 wells in which we hold a royalty interest.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net

United States	9,798	6,882	5,133	2,735	14,931	9,617
Trinidad	2	2	30	24	32	26
China	—	—	38	38	38	38
Canada	—	—	24	23	24	23
Total (1)	9,800	6,884	5,225	2,820	15,025	9,704

(1)	EOG operated 10,641 gross and 9,297 net producing crude oil and natural gas wells at December 31, 2019. Gross crude oil and natural gas wells include 238 wells with multiple completions.

Drilling and Acquisition Activities.  During the years ended December 31, 2019, 2018 and 2017, EOG expended $6.6 billion, $6.4 billion and $4.4 billion, respectively, for exploratory and development drilling, facilities and acquisition of leases and producing properties, including asset retirement obligations of $186 million, $70 million and $56 million, respectively.  The following tables set forth the results of the gross crude oil and natural gas wells completed for the years ended December 31, 2019, 2018 and 2017:

	Gross Development Wells Completed				Gross Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2019
United States	833	26	14	873	4	—	1	5
Trinidad	—	1	—	1	—	—	1	1
China	—	2	—	2	—	—	1	1
Total	833	29	14	876	4	—	3	7
2018
United States	834	39	22	895	—	—	1	1
Trinidad	—	—	—	—	—	—	—	—
China	—	1	—	1	—	2	—	2
Total	834	40	22	896	—	2	1	3
2017
United States	568	22	13	603	—	—	1	1
Trinidad	—	8	—	8	—	1	—	1
China	—	3	—	3	—	—	1	1
Total	568	33	13	614	—	1	2	3

The following tables set forth the results of the net crude oil and natural gas wells completed for the years ended December 31, 2019, 2018 and 2017:

	Net Development Wells Completed				Net Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2019
United States	721	22	12	755	4	—	1	5
Trinidad	—	1	—	1	—	—	1	1
China	—	2	—	2	—	—	1	1
Total	721	25	12	758	4	—	3	7
2018
United States	704	37	18	759	—	—	1	1
Trinidad	—	—	—	—	—	—	—	—
China	—	1	—	1	—	2	—	2
Total	704	38	18	760	—	2	1	3
2017
United States	490	21	13	524	—	—	1	1
Trinidad	—	6	—	6	—	1	—	1
China	—	3	—	3	—	—	1	1
Total	490	30	13	533	—	1	2	3

EOG participated in the drilling of wells that were in the process of being drilled or completed at the end of the period as set out in the table below for the years ended December 31, 2019, 2018 and 2017:

	Wells in Progress at End of Period
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net

United States	317	286	297	238	247	208
Trinidad	1	1	—	—	—	—
China	3	3	4	4	1	1
Total	321	290	301	242	248	209

Included in the previous table of wells in progress at the end of the period were wells which had been drilled, but were not completed (DUCs). In order to effectively manage its capital expenditures and to provide flexibility in managing its drilling rig and well completion schedules, EOG, from time to time, will have an inventory of DUCs. At December 31, 2019, there were approximately 100 MMBoe of net proved undeveloped reserves (PUDs) associated with EOG's inventory of DUCs. Under EOG's current drilling plan, all such DUCs are expected to be completed within five years from the original booking date of such reserves. The following table sets forth EOG's DUCs, for which PUDs had been booked, as of the end of each period.

	Drilled Uncompleted Wells at End of Period
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net

United States	188	165	168	137	147	121
China	3	3	3	3	1	1
Total	191	168	171	140	148	122

EOG acquired wells as set forth in the following tables as of the end of each period (excluding the acquisition of additional interests in 11, 114 and 29 net wells in which EOG previously owned an interest for the years ended December 31, 2019, 2018 and 2017, respectively):

	Gross Acquired Wells			Net Acquired Wells
	Crude Oil	Natural Gas	Total	Crude Oil	Natural Gas	Total
2019
United States	9	45	54	9	37	46
Total	9	45	54	9	37	46
2018
United States	15	13	28	10	6	16
Total	15	13	28	10	6	16
2017
United States	12	3	15	6	2	8
Total	12	3	15	6	2	8

Other Property, Plant and Equipment. EOG's other property, plant and equipment primarily includes gathering, transportation and processing infrastructure assets, buildings, crude-by-rail assets, and sand mine and sand processing assets which support EOG's exploration and production activities. EOG does not own drilling rigs, hydraulic fracturing equipment or rail cars. All of EOG's drilling and completion activities are conducted on a contractual basis with independent drilling contractors and other third-party service contractors.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities

EOG's common stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol "EOG."

As of February 13, 2020, there were approximately 2,170 record holders and approximately 386,000 beneficial owners of EOG's common stock.

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2019 - October 31, 2019	18,117	$71.38	—	6,386,200
November 1, 2019 - November 30, 2019	2,122	71.27	—	6,386,200
December 1, 2019 - December 31, 2019	18,628	78.60	—	6,386,200
Total	38,867	$74.84

(1)
The 38,867 total shares for the quarter ended December 31, 2019, and the 309,888 total shares for the full year 2019, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options.  These shares do not count against the 10 million aggregate share repurchase authorization of EOG's Board discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10,000,000 shares of EOG's common stock.  During 2019, EOG did not repurchase any shares under the Board-authorized repurchase program. EOG last repurchased shares under this program in March 2003.

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

The performance graph shown below compares the cumulative five-year total return to stockholders on EOG's common stock as compared to the cumulative five-year total returns on the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Oil & Gas Exploration & Production Index (S&P O&G E&P).  The comparison was prepared based upon the following assumptions:

1.	$100 was invested on December 31, 2014 in each of the following: common stock of EOG, the S&P 500 and the S&P O&G E&P.

2.	Dividends are reinvested.

Comparison of Five-Year Cumulative Total Returns
EOG, S&P 500 and S&P O&G E&P
(Performance Results Through December 31, 2019)

	2014	2015	2016	2017	2018	2019
EOG	$100.00	$77.47	$111.59	$119.93	$97.55	$94.81
S&P 500	$100.00	$101.39	$113.52	$138.30	$132.24	$173.88
S&P O&G E&P	$100.00	$65.85	$87.47	$81.96	$65.98	$73.91

ITEM 6.  Selected Financial Data
(In Thousands, Except Per Share Data)

The following selected consolidated financial information should be read in conjunction with ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and ITEM 8, Financial Statements and Supplementary Data.

Year Ended December 31	2019	2018	2017	2016	2015

Statement of Income Data:
Operating Revenues and Other (1)	$17,379,973	$17,275,399	$11,208,320	$7,650,632	$8,757,428
Operating Income (Loss)	$3,699,011	$4,469,346	$926,402	$(1,225,281)	$(6,686,079)
Net Income (Loss)	$2,734,910	$3,419,040	$2,582,579	$(1,096,686)	$(4,524,515)
Net Income (Loss) Per Share
Basic	$4.73	$5.93	$4.49	$(1.98)	$(8.29)
Diluted	$4.71	$5.89	$4.46	$(1.98)	$(8.29)
Dividends Per Common Share	$1.0825	$0.81	$0.67	$0.67	$0.67
Average Number of Common Shares
Basic	577,670	576,578	574,620	553,384	545,697
Diluted	580,777	580,441	578,693	553,384	545,697

At December 31	2019	2018	2017	2016	2015

Balance Sheet Data:
Total Property, Plant and Equipment, Net	$30,364,595	$28,075,519	$25,665,037	$25,707,078	$24,210,721
Total Assets (2) (3) (4)	37,124,608	33,934,474	29,833,078	29,299,201	26,834,908
Total Debt (4)	5,175,443	6,083,262	6,387,071	6,986,358	6,655,490
Total Stockholders' Equity	21,640,716	19,364,188	16,283,273	13,981,581	12,943,035

(1)
Effective January 1, 2018, EOG adopted the provisions of Accounting Standards Update (ASU) 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09). In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements within its United States segment as Gathering and Processing Costs instead of as a deduction to Natural Gas Revenues. There was no impact to operating income, net income or cash flows resulting from changes to the presentation of natural gas processing fees. EOG elected to adopt ASU 2014-09 using the modified retrospective approach with no reclassification of amounts for the years ended December 31, 2017, 2016 and 2015 (see Note 1 to Consolidated Financial Statements).

(2)
Effective January 1, 2019, EOG adopted the provisions of ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02), which require that lessees recognize a right-of-use (ROU) asset and related lease liability, representing the obligation to make lease payments of certain lease transactions, on the Consolidated Balance Sheets. EOG elected to adopt ASU 2016-02 and other related ASUs using the modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings as of the effective date. Financial results reported in periods prior to January 1, 2019, are unchanged. There was no impact to retained earnings upon adoption of ASU 2016-02 and other related ASUs. See Notes 1 and 18 to Consolidated Financial Statements.

(3)
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

(4)
Effective January 1, 2016, EOG adopted the provisions of ASU 2015-03, "Interest - Computation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct reduction from the related debt liability rather than as an asset. In connection with the adoption of ASU 2015-03, EOG restated its Consolidated Balance Sheets at December 31, 2015 by $4.8 million of unamortized debt issuance costs from Other Assets to Long-Term Debt.

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

EOG realized net income of $2,735 million during 2019 as compared to net income of $3,419 million for 2018. At December 31, 2019, EOG's total estimated net proved reserves were 3,329 million barrels of oil equivalent (MMBoe), an increase of 401 MMBoe from December 31, 2018.  During 2019, net proved crude oil and condensate and natural gas liquids (NGLs) reserves increased by 287 million barrels (MMBbl), and net proved natural gas reserves increased by 683 billion cubic feet or 114 MMBoe, in each case from December 31, 2018.

Operations

Several important developments have occurred since January 1, 2019.

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

During 2019, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG continued to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 77% of United States production during both 2019 and 2018. During 2019, drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC), and crude oil and condensate which is sold to Heritage Petroleum Company Limited. In 2019, EOG drilled and completed two net wells in Trinidad and was in the process of drilling another exploratory well at December 31, 2019. One of these wells was a successful development well, while the other well was determined to be an unsuccessful exploratory well. In addition, EOG drilled one stratigraphic exploratory well in Trinidad, which discovered commercially economic reserves.

Other International. In the Sichuan Basin, Sichuan Province, China, EOG drilled two natural gas wells in 2019 to complete the drilling program started in 2018. In 2019, EOG also completed two natural gas wells that were drilled during the 2018 drilling program. All natural gas produced from the Baijaochang Field is sold under a long-term contract to PetroChina.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure

One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 19% at December 31, 2019 and 24% at December 31, 2018.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

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

Effective January 1, 2019, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 and other related ASUs resulted in the recognition of right-of-use assets and related lease liabilities representing the obligation to make lease payments for certain lease transactions and the disclosure of additional leasing information. The adoption of ASU 2016-02 and other related ASUs resulted in a significant increase to assets and liabilities related to operating leases on the Consolidated Balance Sheet at December 31, 2019. Financial results prior to January 1, 2019, are unchanged. See Note 1 "Summary of Significant Accounting Policies" and Note 18 "Leases" to EOG's Consolidated Financial Statements in this Annual Report on Form 10-K.

During 2019, EOG funded $6.7 billion ($152 million of which was non-cash) in exploration and development and other property, plant and equipment expenditures (excluding asset retirement obligations), repaid $900 million aggregate principal amount of long-term debt, paid $588 million in dividends to common stockholders and purchased $25 million of treasury stock in connection with stock compensation plans, primarily by utilizing net cash provided from its operating activities and net proceeds of $140 million from the sale of assets.

Total anticipated 2020 capital expenditures are estimated to range from approximately $6.3 billion to $6.7 billion, excluding acquisitions and non-cash exchanges. The majority of 2020 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its New Facility, joint development agreements and similar agreements and equity and debt offerings.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Results of Operations

The following review of operations for each of the three years in the period ended December 31, 2019, should be read in conjunction with the consolidated financial statements of EOG and notes thereto beginning on page F-1.

Operating Revenues and Other

During 2019, operating revenues increased $105 million, or 1%, to $17,380 million from $17,275 million in 2018. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, decreased $365 million, or 3%, to $11,581 million in 2019 from $11,946 million in 2018. Revenues from the sales of crude oil and condensate and NGLs in 2019 were approximately 90% of total wellhead revenues compared to 89% in 2018. During 2019, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $180 million compared to net losses of $166 million in 2018. Gathering, processing and marketing revenues increased $130 million during 2019, to $5,360 million from $5,230 million in 2018. Net gains on asset dispositions of $124 million in 2019 were primarily as a result of sales of producing properties, acreage and other assets, as well as non-cash property exchanges, in New Mexico compared to net gains on asset dispositions of $175 million in 2018.

Wellhead volume and price statistics for the years ended December 31, 2019, 2018 and 2017 were as follows:

Year Ended December 31	2019	2018		2017

Crude Oil and Condensate Volumes (MBbld) (1)
United States	455.5	394.8		335.0
Trinidad	0.6	0.8		0.9
Other International (2)	0.1	4.3		0.8
Total	456.2	399.9		336.7
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$57.74	$65.16		$50.91
Trinidad	47.16	57.26		42.30
Other International (2)	57.40	71.45		57.20
Composite	57.72	65.21		50.91
Natural Gas Liquids Volumes (MBbld) (1)
United States	134.1	116.1		88.4
Other International (2)	—	—		—
Total	134.1	116.1		88.4
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$16.03	$26.60		$22.61
Other International (2)	—	—		—
Composite	16.03	26.60		22.61
Natural Gas Volumes (MMcfd) (1)
United States	1,069	923		765
Trinidad	260	266		313
Other International (2)	37	30		25
Total	1,366	1,219		1,103
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.22	$2.88		$2.20
Trinidad	2.72	2.94		2.38
Other International (2)	4.44	4.08		3.89
Composite	2.38	2.92	(4)	2.29
Crude Oil Equivalent Volumes (MBoed) (5)
United States	767.8	664.7		551.0
Trinidad	44.0	45.1		53.0
Other International (2)	6.2	9.4		4.9
Total	818.0	719.2		608.9

Total MMBoe (5)	298.6	262.5		222.3

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to Consolidated Financial Statements).

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

2019 compared to 2018. Wellhead crude oil and condensate revenues in 2019 increased $96 million, or 1%, to $9,613 million from $9,517 million in 2018, due primarily to an increase in production ($1,351 million), partially offset by a lower composite average wellhead crude oil and condensate price ($1,255 million). EOG's composite wellhead crude oil and condensate price for 2019 decreased 11% to $57.72 per barrel compared to $65.21 per barrel in 2018. Wellhead crude oil and condensate production in 2019 increased 14% to 456 MBbld as compared to 400 MBbld in 2018. The increased production was primarily in the Permian Basin and the Eagle Ford.

NGLs revenues in 2019 decreased $343 million, or 30%, to $784 million from $1,127 million in 2018 primarily due to a lower composite average wellhead NGLs price ($518 million), partially offset by an increase in production ($175 million). EOG's composite average wellhead NGLs price decreased 40% to $16.03 per barrel in 2019 compared to $26.60 per barrel in 2018. NGL production in 2019 increased 16% to 134 MBbld as compared to 116 MBbld in 2018. The increased production was primarily in the Permian Basin.

Wellhead natural gas revenues in 2019 decreased $118 million, or 9%, to $1,184 million from $1,302 million in 2018, primarily due to a lower composite wellhead natural gas price ($280 million), partially offset by an increase in natural gas deliveries ($162 million). EOG's composite average wellhead natural gas price decreased 18% to $2.38 per Mcf in 2019 compared to $2.92 per Mcf in 2018. Natural gas deliveries in 2019 increased 12% to 1,366 MMcfd as compared to 1,219 MMcfd in 2018. The increase in production was primarily due to higher deliveries in the United States resulting from increased production of associated natural gas from the Permian Basin and higher natural gas volumes in South Texas.

During 2019, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $180 million, which included net cash received for settlements of crude oil and natural gas financial derivative contracts of $231 million. During 2018, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $166 million, which included net cash paid for settlements of crude oil and natural gas financial derivative contracts of $259 million.

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

Gathering, processing and marketing revenues less marketing costs in 2019 decreased $18 million compared to 2018, primarily due to lower margins on crude oil and condensate marketing activities, partially offset by higher margins on natural gas marketing activities.

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

NGLs revenues in 2018 increased $398 million, or 55%, to $1,127 million from $729 million in 2017 primarily due to an increase in production ($229 million) and a higher composite average wellhead NGLs price ($169 million). EOG's composite average wellhead NGLs price increased 18% to $26.60 per barrel in 2018 compared to $22.61 per barrel in 2017. NGLs production in 2018 increased 31% to 116 MBbld as compared to 88 MBbld in 2017. The increased production was primarily in the Permian Basin and the Eagle Ford.

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

Operating and Other Expenses

2019 compared to 2018.  During 2019, operating expenses of $13,681 million were $875 million higher than the $12,806 million incurred during 2018.  The following table presents the costs per barrel of oil equivalent (Boe) for the years ended December 31, 2019 and 2018:

	2019	2018

Lease and Well	$4.58	$4.89
Transportation Costs	2.54	2.85
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.25	12.65
Other Property, Plant and Equipment	0.31	0.44
General and Administrative (G&A)	1.64	1.63
Net Interest Expense	0.62	0.93
Total (1)	$21.94	$23.39

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for 2019 compared to 2018 are set forth below.  See "Operating Revenues and Other" above for a discussion of production volumes.

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

Lease and well expenses of $1,367 million in 2019 increased $84 million from $1,283 million in 2018 primarily due to higher operating and maintenance costs ($76 million) and higher lease and well administrative expenses ($29 million) in the United States, partially offset by lower operating and maintenance costs in the United Kingdom ($15 million) due to the sale of operations in the fourth quarter of 2018 and in Canada ($11 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $758 million in 2019 increased $11 million from $747 million in 2018 primarily due to increased transportation costs in the Permian Basin ($91 million) and South Texas ($11 million), partially offset by decreased transportation costs in the Eagle Ford ($77 million) and the Fort Worth Basin Barnett Shale ($13 million).

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

DD&A expenses in 2019 increased $315 million to $3,750 million from $3,435 million in 2018.  DD&A expenses associated with oil and gas properties in 2019 were $337 million higher than in 2018 primarily due to an increase in production in the United States ($489 million), partially offset by lower unit rates in the United States ($119 million) and the sale of the United Kingdom operations in the fourth quarter of 2018 ($33 million). Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $489 million in 2019 increased $62 million from $427 million in 2018 primarily due to increased employee-related expenses ($48 million) and increased information systems costs ($8 million) resulting from expanded operations.

Net interest expense of $185 million in 2019 was $60 million lower than 2018 primarily due to repayment of the $900 million aggregate principal amount of 5.625% Senior Notes due 2019 in June 2019 ($30 million) and the $350 million aggregate principal amount of 6.875% Senior Notes due 2018 in October 2018 ($18 million) and an increase in capitalized interest ($14 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGLs fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs. See Note 1 to the Consolidated Financial Statements for discussion related to EOG's adoption of ASU 2014-09.

Gathering and processing costs increased $42 million to $479 million in 2019 compared to $437 million in 2018 primarily due to increased operating costs and fees in the Permian Basin ($52 million), the Rocky Mountain area ($13 million) and South Texas ($5 million); partially offset by decreased operating costs in the United Kingdom ($33 million) due to the sale of operations in the fourth quarter of 2018.

Exploration costs of $140 million in 2019 decreased $9 million from $149 million in 2018 primarily due to decreased geological and geophysical expenditures in Trinidad ($17 million), partially offset by increased general and administrative expenses in the United States ($7 million).

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

The following table represents impairments for the years ended December 31, 2019 and 2018 (in millions):

	2019	2018

Proved properties	$207	$121
Unproved properties	220	173
Other assets	91	49
Inventories	—	4
Total	$518	$347

Impairments of proved properties were primarily due to the write-down to fair value of legacy natural gas assets in 2019 and 2018.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income in 2019 increased $28 million to $800 million (6.9% of wellhead revenues) from $772 million (6.5% of wellhead revenues) in 2018. The increase in taxes other than income was primarily due to an increase in ad valorem/property taxes ($53 million), partially offset by an increase in credits available to EOG in 2019 for state incentive severance tax rate reductions ($12 million) and a decrease in severance/production taxes ($12 million) primarily as a result of decreased wellhead revenues, all in the United States.

Other income, net, was $31 million in 2019 compared to other income, net, of $17 million in 2018. The increase of $14 million in 2019 was primarily due to an increase in interest income ($14 million) and an increase in foreign currency transaction gains ($9 million), partially offset by an increase in deferred compensation expense ($4 million).

EOG recognized an income tax provision of $810 million in 2019 compared to an income tax provision of $822 million in 2018, primarily due to decreased pretax income, partially offset by the absence of tax benefits from certain tax reform measurement-period adjustments. The net effective tax rate for 2019 increased to 23% from 19% in the prior year, primarily due to the absence of tax benefits from certain tax reform measurement-period adjustments.

2018 compared to 2017.  During 2018, operating expenses of $12,806 million were $875 million higher than the $10,282 million incurred during 2017.  The following table presents the costs per barrel of oil equivalent (Boe) for the years ended December 31, 2018 and 2017:

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

Transportation costs of $747 million in 2018 increased $7 million from $740 million in 2017 primarily due to increased transportation costs in the Permian Basin ($116 million), partially offset by decreased transportation costs in the Fort Worth Basin Barnett Shale ($52 million), the Eagle Ford ($31 million) and the Rocky Mountain area ($25 million).

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

The following table represents impairments for the years ended December 31, 2018 and 2017 (in millions):

	2018	2017

Proved properties	$121	$224
Unproved properties	173	211
Other assets	49	28
Inventories	4	—
Total	$347	$463

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

Other income, net, was $17 million in 2018 compared to other income, net, of $9 million in 2017. The increase of $8 million in 2018 was primarily due to a decrease in deferred compensation expense ($12 million) and an increase in interest income ($4 million), partially offset by an increase in foreign currency transaction losses ($15 million).

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

Capital Resources and Liquidity

Cash Flow

The primary sources of cash for EOG during the three-year period ended December 31, 2019, were funds generated from operations and proceeds from asset sales.  The primary uses of cash were funds used in operations; exploration and development expenditures; repayments of debt; dividend payments to stockholders; other property, plant and equipment expenditures; and purchases of treasury stock in connection with stock compensation plans.

2019 compared to 2018.  Net cash provided by operating activities of $8,163 million in 2019 increased $394 million from $7,769 million in 2018 primarily reflecting an increase in cash received for settlements of commodity derivative contracts ($490 million), a decrease in net cash paid for income taxes ($367 million) and favorable changes in working capital and other assets and liabilities ($122 million); partially offset by a decrease in wellhead revenues ($365 million) and an increase in cash operating expenses ($202 million).

Net cash used in investing activities of $6,177 million in 2019 increased by $7 million from $6,170 million in 2018 primarily due to an increase in additions to oil and gas properties ($313 million), a decrease in proceeds from the sale of assets ($87 million) and an increase in additions to other property, plant and equipment ($33 million); partially offset by favorable changes in working capital associated with investing activities ($416 million) and a decrease in other investing activities ($10 million).

Net cash used in financing activities of $1,513 million in 2019 included repayments of long-term debt ($900 million), cash dividend payments ($588 million) and purchases of treasury stock in connection with stock compensation plans ($25 million). Cash provided by financing activities in 2019 included proceeds from stock options exercised and employee stock purchase plan activity ($18 million).

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

Total Expenditures

The table below sets out components of total expenditures for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Expenditure Category
Capital
Exploration and Development Drilling	$4,951	$4,935	$3,132
Facilities	629	625	575
Leasehold Acquisitions (1)	276	488	427
Property Acquisitions (2)	380	124	73
Capitalized Interest	38	24	27
Subtotal	6,274	6,196	4,234
Exploration Costs	140	149	145
Dry Hole Costs	28	5	5
Exploration and Development Expenditures	6,442	6,350	4,384
Asset Retirement Costs	186	70	56
Total Exploration and Development Expenditures	6,628	6,420	4,440
Other Property, Plant and Equipment (3)	272	286	173
Total Expenditures	$6,900	$6,706	$4,613

(1)	Leasehold acquisitions included $98 million, $291 million and $256 million related to non-cash property exchanges in 2019, 2018 and 2017, respectively.

(2)	Property acquisitions included $52 million, $71 million and $26 million related to non-cash property exchanges in 2019, 2018 and 2017, respectively.

(3)	Other property, plant and equipment included $49 million of non-cash additions in 2018, respectively, primarily related to a finance lease transaction in the Permian Basin.

Exploration and development expenditures of $6,442 million for 2019 were $92 million higher than the prior year. The increase was primarily due to increased property acquisitions ($256 million), increased exploration and development drilling expenditures in Trinidad ($53 million) and increased capitalized interest ($14 million), partially offset by decreased leasehold acquisitions ($212 million) and decreased exploration and development drilling expenditures in the United States ($19 million) and Other International ($19 million). The 2019 exploration and development expenditures of $6,442 million included $5,513 million in development drilling and facilities, $511 million in exploration, $380 million in property acquisitions and $38 million in capitalized interest. The 2018 exploration and development expenditures of $6,350 million included $5,546 million in development drilling and facilities, $656 million million in exploration, $124 million in property acquisitions and $24 million in capitalized interest. The 2017 exploration and development expenditures of $4,384 million included $3,661 million in development drilling and facilities, $623 million in exploration, $73 million in property acquisitions and $27 million in capitalized interest.

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

Commodity Derivative Transactions

Crude Oil Derivative Contracts.  Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts through February 19, 2020. The weighted average price differential expressed in $/Bbl represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through December 31, 2019 (closed)	20,000	$1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts through February 19, 2020. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through December 31, 2019 (closed)	13,000	$5.572

EOG has also entered into crude oil swaps to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (Roll Differential). Presented below is a comprehensive summary of EOG's Roll Differential swap contracts through February 19, 2020. The weighted average price differential expressed in $/Bbl represents the amount of addition to delivery month prices for the notional volumes expressed in Bbld covered by the swap contracts.

Roll Differential Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2020
February 2020 (closed)	10,000	$0.70
March 1, 2020 through December 31, 2020	10,000	0.70

Presented below is a comprehensive summary of EOG's crude oil price swap contracts through February 19, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2019
April 2019 (closed)	25,000	$60.00
May 1, 2019 through December 31, 2019 (closed)	150,000	62.50

2020
January 2020 (closed)	200,000	$59.33
February 1, 2020 through March 31, 2020	200,000	59.33
April 1, 2020 through June 30, 2020	200,000	59.59
July 1, 2020 through September 30, 2020	107,000	58.94

NGLs Derivative Contracts. Presented below is a comprehensive summary of EOG's Mont Belvieu propane (non-TET) price swap contracts through February 19, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Mont Belvieu Propane Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2020
January 2020 (closed)	4,000	$21.34
February 2020	4,000	21.34
March 1, 2020 through December 31, 2020	25,000	17.92

Natural Gas Derivative Contracts. Presented below is a comprehensive summary of EOG's natural gas price swap contracts through February 19, 2020, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)

2019
April 1, 2019 through October 31, 2019 (closed)	250,000	$2.90
EOG has also entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the NYMEX Henry Hub natural gas price for the contract month (Henry Hub Index Price) in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. Presented below is a comprehensive summary of EOG's natural gas collar contracts through February 19, 2020, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price

2020
April 1, 2020 through October 31, 2020	250,000	$2.50	$2.00

Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts through February 19, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through February 29, 2020 (closed)	30,000	$0.55
March 1, 2020 through December 31, 2020	30,000	0.55

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Houston Ship Channel (HSC) and NYMEX Henry Hub prices (HSC Differential). Presented below is a comprehensive summary of EOG's HSC Differential basis swap contracts through February 19, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

HSC Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through February 29, 2020 (closed)	60,000	$0.05
March 1, 2020 through December 31, 2020	60,000	0.05

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Waha Hub in West Texas and NYMEX Henry Hub prices (Waha Differential). Presented below is a comprehensive summary of EOG's Waha Differential basis swap contracts through February 19, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Waha Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through February 29, 2020 (closed)	50,000	$1.40
March 1, 2020 through December 31, 2020	50,000	1.40

Financing

EOG's debt-to-total capitalization ratio was 19% at December 31, 2019, compared to 24% at December 31, 2018.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At December 31, 2019 and 2018, respectively, EOG had outstanding $5,140 million and $6,040 million aggregate principal amount of senior notes which had estimated fair values of $5,452 million and $6,027 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to EOG at year-end.  EOG's debt is at fixed interest rates.  While changes in interest rates affect the fair value of EOG's senior notes, such changes do not expose EOG to material fluctuations in earnings or cash flow.

During 2019, EOG funded its capital program primarily by utilizing cash provided by operating activities and proceeds from asset sales.  While EOG maintains a $2.0 billion revolving credit facility to back its commercial paper program, there were no borrowings outstanding at any time during 2019 and the amount outstanding at year-end was zero.  EOG considers the availability of its $2.0 billion senior unsecured revolving credit facility, as described in Note 2 to Consolidated Financial Statements, to be sufficient to meet its ongoing operating needs.

Contractual Obligations

The following table summarizes EOG's contractual obligations at December 31, 2019 (in millions):

Contractual Obligations (1) (2)	Total	2020	2021-2022	2023-2024	2025 & Beyond

Current and Long-Term Debt	$5,140	$1,000	$750	$1,250	$2,140
Interest Payments on Long-Term Debt	1,059	169	258	193	439
Finance Leases (3)	64	15	27	16	6
Operating Leases (3)	850	390	335	85	40
Leases Effective, Not Commenced (3)	699	80	132	134	353
Transportation and Storage Service Commitments (4)	6,034	914	1,632	1,130	2,358
Purchase and Service Obligations	1,222	399	498	152	173
Total Contractual Obligations	$15,068	$2,967	$3,632	$2,960	$5,509

(1)
This table does not include the liability for unrecognized tax benefits, EOG's pension or postretirement benefit obligations or liability for dismantlement, abandonment and asset retirement obligations (see Notes 6, 7 and 15, respectively, to Consolidated Financial Statements). These amounts are excluded because they are subject to estimates and the timing of settlement is unknown.

(2)
This table does not include the liability for commitments to purchase fixed quantities of crude oil and natural gas. The amounts are excluded because they are variable and based on future commodity prices. At December 31, 2019, EOG is committed to purchase 1.8 MMBbls of crude oil and 5.5 Bcf of natural gas in 2020 and 1.4 MMBls of crude oil in 2021.

(3)	For more information on contracts that meet the definition of a lease under ASU 2016-02, see Note 18 to Consolidated Financial Statements.

(4)
Amounts exclude transportation and storage service commitments that meet the definition of a lease. Amounts shown are based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars into United States dollars at December 31, 2019.  Management does not believe that any future changes in these rates before the expiration dates of these commitments will have a material adverse effect on the financial condition or results of operations of EOG.

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

Foreign Currency Exchange Rate Risk

During 2019, EOG was exposed to foreign currency exchange rate risk inherent in its operations in foreign countries, including Trinidad, China and Canada.  EOG continues to monitor the foreign currency exchange rates of countries in which it is currently conducting business and may implement measures to protect against foreign currency exchange rate risk.

Outlook

Pricing.  Crude oil and natural gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas, the availabilities of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, natural gas, ammonia and methanol prices in the future.  The market price of crude oil and condensate, NGLs and natural gas in 2020 will impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position. As of February 19, 2020, the average 2020 NYMEX crude oil and natural gas prices were $53.75 per barrel and $2.12 per MMBtu, respectively, representing a decrease of 6% for crude oil and a decrease of 20% for natural gas from the average NYMEX prices in 2019. See ITEM 1A, Risk Factors.

Based on EOG's tax position, EOG's price sensitivity (exclusive of basis swaps) in 2020 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $117 million for net income and $152 million for pretax cash flows from operating activities.  Based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2020 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $31 million for net income and $40 million for pretax cash flows from operating activities.  For information regarding EOG's crude oil and natural gas financial commodity derivative contracts through February 19, 2020, see "Derivative Transactions" above.

Capital. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States crude oil drilling activity in its Delaware Basin, Eagle Ford and Rocky Mountain area where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and lower drilling and completion costs through efficiency gains and lower service costs.

The total anticipated 2020 capital expenditures of approximately $6.3 billion to $6.7 billion, excluding acquisitions and non-cash exchanges, is structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities primarily from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

Operations. In 2020, both total production and total crude oil production are expected to increase from 2019 levels. In 2020, EOG expects to continue to focus on reducing operating costs through efficiency improvements.

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

Crude oil, NGLs and natural gas prices have exhibited significant volatility in the past, and EOG expects that volatility to continue in the future.  During the five years ended December 31, 2019, WTI crude oil spot prices have fluctuated from approximately $26.19 per barrel to $77.41 per barrel, and Henry Hub natural gas spot prices have ranged from approximately $1.49 per MMBtu to $6.24 per MMBtu.  Market prices for NGLs are influenced by the production composition of ethane, propane, butane and natural gasoline and the respective market pricing for each component. EOG uses the five-year NYMEX futures strip for WTI crude oil and Henry Hub natural gas (in each case as of the applicable balance sheet date) as a basis to estimate future crude oil and natural gas prices. EOG's proved reserves estimates, including the timing of future production, are also subject to significant assumptions and judgment, and are frequently revised (upwards and downwards) as more information becomes available.  Proved reserves are estimated using a trailing 12-month average price, in accordance with SEC rules. In the future, if any combination of crude oil prices, natural gas prices, actual production or operating costs diverge negatively from EOG's current estimates, impairment charges and downward adjustments to our estimated proved reserves may be necessary.

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

•
the extent to which EOG is successful in its efforts to (i) economically develop its acreage in, (ii) produce reserves and achieve anticipated production levels and rates of return from, (iii) decrease or otherwise control its drilling, completion, operating and capital costs related to, and (iv) maximize reserve recovery from, its existing and future crude oil and natural gas exploration and development projects and associated potential and existing drilling locations;

•	the extent to which EOG is successful in its efforts to market its crude oil and condensate, natural gas liquids, natural gas and related commodity production;

•
security threats, including cybersecurity threats and disruptions to our business and operations from breaches of our information technology systems, physical breaches of our facilities and other infrastructure or breaches of the information technology systems, facilities and infrastructure of third parties with which we transact business;

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

•
EOG's ability to effectively integrate acquired crude oil and natural gas properties into its operations, fully identify existing and potential problems with respect to such properties and accurately estimate reserves, production and drilling, completing and operating costs with respect to such properties;

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 13 through 23 of this Annual Report on Form 10-K and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures. EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2019. EOG's disclosure controls and procedures are designed to provide reasonable assurance that information that is required to be disclosed in the reports EOG files or submits under the Exchange Act is accumulated and communicated to EOG's management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Based on that evaluation, EOG's principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of December 31, 2019.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment and such criteria, EOG's management believes that EOG's internal control over financial reporting was effective as of December 31, 2019. See also "Management's Responsibility for Financial Reporting" appearing on page F-2 of this report, which is incorporated herein by reference.

The report of EOG's independent registered public accounting firm relating to the consolidated financial statements and effectiveness of internal control over financial reporting is set forth on page F-3 of this report.

There were no changes in EOG's internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

ITEM 9B.  Other Information

None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from (i) EOG's Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020 and (ii) Item 1 of this report, specifically the information therein set forth under the caption "Information About Our Executive Officers."

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

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020. The Compensation Committee Report and related information incorporated by reference herein shall not be deemed "soliciting material" or to be "filed" with the United States Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that EOG specifically incorporates such information by reference into such a filing.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020.

Equity Compensation Plan Information

Stock Plans Approved by EOG Stockholders.  EOG's stockholders approved the EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) at the 2008 Annual Meeting of Stockholders in May 2008.  At the 2010 Annual Meeting of Stockholders in April 2010 (2010 Annual Meeting), an amendment to the 2008 Plan was approved, pursuant to which the number of shares of common stock available for future grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock, restricted stock units, performance units and other stock-based awards under the 2008 Plan was increased by an additional 13.8 million shares, to an aggregate maximum of 25.8 million shares plus shares underlying forfeited or canceled grants under the prior stock plans referenced in the 2008 Plan document.  At the 2013 Annual Meeting of Stockholders in May 2013, EOG's stockholders approved the Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Amended and Restated 2008 Plan).  As more fully discussed in the Amended and Restated 2008 Plan document, the Amended and Restated 2008 Plan, among other things, authorizes an additional 31.0 million shares of EOG common stock for grant under the plan and extends the expiration date of the plan to May 2023.  Under the Amended and Restated 2008 Plan, grants may be made to employees and non-employee members of EOG's Board.

Also at the 2010 Annual Meeting, an amendment to the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP) was approved to increase the shares available for grant by 2.0 million shares.  The ESPP was originally approved by EOG's stockholders in 2001, and would have expired on July 1, 2011.  The amendment also extended the term of the ESPP to December 31, 2019, unless terminated earlier by its terms or by EOG. At the 2018 Annual Meeting of Stockholders in April 2018, stockholders approved an amendment and restatement of the ESPP to (among other changes) increase the number of shares available for grant by 2.5 million shares and further extend the term of the ESPP to December 31, 2027, unless terminated earlier by its terms or by EOG.

Stock Plans Not Approved by EOG Stockholders.  In December 2008, the Board approved the amendment and continuation of the 1996 Deferral Plan as the "EOG Resources, Inc. 409A Deferred Compensation Plan" (Deferral Plan).  Under the Deferral Plan (as subsequently amended), payment of up to 50% of base salary and 100% of annual cash bonus, director's fees, vestings of restricted stock units granted to non-employee directors (and dividends credited thereon) under the 2008 Plan and 401(k) refunds (as defined in the Deferral Plan) may be deferred into a phantom stock account. In the phantom stock account, deferrals are treated as if shares of EOG common stock were purchased at the closing stock price on the date of deferral.  Dividends are credited quarterly and treated as if reinvested in EOG common stock.  Payment of the phantom stock account is made in actual shares of EOG common stock in accordance with the Deferral Plan and the individual's deferral election.  A total of 540,000 shares of EOG common stock have been authorized by the Board and registered for issuance under the Deferral Plan.  As of December 31, 2019, 332,248 phantom shares had been issued. The Deferral Plan is currently EOG's only stock plan that has not been approved by EOG's stockholders.

   The following table sets forth data for EOG's equity compensation plans aggregated by the various plans approved by EOG's stockholders and those plans not approved by EOG's stockholders, in each case as of December 31, 2019.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by EOG Stockholders	10,967,766	(2)	$94.53	9,116,617	(3)
Equity Compensation Plans Not Approved by EOG Stockholders	224,225	(4)	N/A	207,752	(5)
Total	11,191,991		$94.53	9,324,369

(1)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock option and SAR grants and does not reflect shares that will be issued upon the vesting of outstanding restricted stock unit and performance unit grants, or Deferral Plan phantom shares, all of which have no exercise price.

(2)
Amount includes 974,484 outstanding restricted stock units, for which shares of EOG common stock will be issued, on a one-for-one basis, upon the vesting of such grants. Amount also includes 598,147 outstanding performance units and assumes, for purposes of this table, (i) the application of a 100% performance multiple upon the completion of each of the remaining performance periods in respect of such performance unit grants and (ii) accordingly, the issuance, on a one-for-one basis, of an aggregate 598,147 shares of EOG common stock upon the vesting of such grants. As more fully discussed in Note 7 to Consolidated Financial Statements, upon the application of the relevant performance multiple at the completion of each of the remaining performance periods in respect of such grants, (A) a minimum of 102,382 and a maximum of 1,093,912 performance units could be outstanding and (B) accordingly, a minimum of 102,382 and a maximum of 1,093,912 shares of EOG common stock could be issued upon the vesting of such grants.

(3)
Consists of (i) 6,844,409 shares remaining available for issuance under the Amended and Restated 2008 Plan and (ii) 2,272,208 shares remaining available for purchase under the ESPP.  Pursuant to the fungible share design of the Amended and Restated 2008 Plan, each share issued as a SAR or stock option under the Amended and Restated 2008 Plan counts as 1.0 share against the aggregate plan share limit, and each share issued as a "full value award" (i.e., as restricted stock, restricted stock units or performance units) counts as 2.45 shares against the aggregate plan share limit.  Thus, from the 6,844,409 shares remaining available for issuance under the Amended and Restated 2008 Plan, (i) the maximum number of shares we could issue as SAR and stock option awards is 6,844,409 (i.e., if all shares remaining available for issuance under the Amended and Restated 2008 Plan are issued as SAR and stock option awards) and (ii) the maximum number of shares we could issue as full value awards is 2,793,636 (i.e., if all shares remaining available for issuance under the Amended and Restated 2008 Plan are issued as full value awards).

(4)
Consists of shares of EOG common stock to be issued in accordance with the Deferral Plan and participant deferral elections (i.e., in respect of the 224,225 phantom shares issued and outstanding under the Deferral Plan as of December 31, 2019).

(5)	Represents phantom shares that remain available for issuance under the Deferral Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than April 29, 2020.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2019.  In making this assessment, EOG used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities.  Based on this assessment and those criteria, management believes that EOG maintained effective internal control over financial reporting as of December 31, 2019.

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
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
EOG Resources, Inc.
Houston, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of EOG Resources, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Gas Properties and Depletion and Impairment - Crude Oil and Condensate, NGLs, and Natural Gas Reserves -Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted using the units of production method and are evaluated for impairment by comparison to the net cash flows of the underlying proved oil and natural gas reserves. The development of the Company’s oil and natural gas reserve volumes and the related future cash flows requires management to make significant estimates and scheduling assumptions related to the five-year development plan for proved undeveloped reserves, future oil and natural gas prices, and future well costs. The Company’s reserve engineers estimate oil and natural gas quantities using these estimates and assumptions and engineering data. Changes in these assumptions could have a significant impact on the amount of depletion and any proved oil and gas impairment. Proved oil and gas properties were $24 billion as of December 31, 2019, and depletion and proved property impairment were $3.75 billion and $207 million, respectively, for the year then ended.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s proved oil and natural gas reserve quantities and the related net cash flows including management’s estimates and assumptions related to the five-year development plan, future oil and natural gas prices and future well costs, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions related to oil and natural gas reserve quantities and estimates of future net cash flows included the following, among others:

•
We tested the effectiveness of controls over the Company’s estimation of proved oil and natural gas reserve quantities and related future net cash flows, including controls relating to the five-year development plan, future oil and natural gas prices and future well costs.

•	We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:

◦	Historical conversions of proved undeveloped reserves.

◦	Internal communications to management and the Board of Directors.

◦	Permits and approval for expenditures.

◦	Analyst and industry reports for the Company and certain of its peer companies.

•	With the assistance of our fair value specialists, we evaluated management’s estimated future oil and natural gas prices by:

◦	Understanding the methodology used by management for development of the future prices and comparing the estimated prices to an independently determined range of prices.

◦	Comparing management’s estimates to published forward pricing indices and third-party industry sources.

◦	Evaluating the historical realized price differentials incorporated in the future oil and natural gas prices.

•	We evaluated the reasonableness of capital expenditures (well costs) by comparing to comparable historical wells drilled and analyst and industry reports.

•	We evaluated the Company’s oil and natural gas reserve volumes by:

◦	Comparing the Company’s reserve volumes to historical production volumes.

◦	Comparing the Company’s reserve volumes to those independently developed by the independent petroleum consultants.

◦	Evaluating the reasonableness of the production volume decline curves.

◦	Understanding the experience, qualifications, and objectivity of the Company’s reserve engineers and the independent petroleum consultants.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2020

We have served as the Company's auditor since 2002.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

Year Ended December 31	2019	2018	2017
Operating Revenues and Other
Crude Oil and Condensate	$9,612,532	$9,517,440	$6,256,396
Natural Gas Liquids	784,818	1,127,510	729,561
Natural Gas	1,184,095	1,301,537	921,934
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	180,275	(165,640)	19,828
Gathering, Processing and Marketing	5,360,282	5,230,355	3,298,087
Gains (Losses) on Asset Dispositions, Net	123,613	174,562	(99,096)
Other, Net	134,358	89,635	81,610
Total	17,379,973	17,275,399	11,208,320
Operating Expenses
Lease and Well	1,366,993	1,282,678	1,044,847
Transportation Costs	758,300	746,876	740,352
Gathering and Processing Costs	479,102	436,973	148,775
Exploration Costs	139,881	148,999	145,342
Dry Hole Costs	28,001	5,405	4,609
Impairments	517,896	347,021	479,240
Marketing Costs	5,351,524	5,203,243	3,330,237
Depreciation, Depletion and Amortization	3,749,704	3,435,408	3,409,387
General and Administrative	489,397	426,969	434,467
Taxes Other Than Income	800,164	772,481	544,662
Total	13,680,962	12,806,053	10,281,918
Operating Income	3,699,011	4,469,346	926,402
Other Income, Net	31,385	16,704	9,152
Income Before Interest Expense and Income Taxes	3,730,396	4,486,050	935,554
Interest Expense
Incurred	223,421	269,549	301,801
Capitalized	(38,292)	(24,497)	(27,429)
Net Interest Expense	185,129	245,052	274,372
Income Before Income Taxes	3,545,267	4,240,998	661,182
Income Tax Provision (Benefit)	810,357	821,958	(1,921,397)
Net Income	$2,734,910	$3,419,040	$2,582,579
Net Income Per Share
Basic	$4.73	$5.93	$4.49
Diluted	$4.71	$5.89	$4.46
Average Number of Common Shares
Basic	577,670	576,578	574,620
Diluted	580,777	580,441	578,693
Comprehensive Income
Net Income	$2,734,910	$3,419,040	$2,582,579
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(2,883)	16,816	2,799
Other, Net of Tax	(678)	1,123	(3,086)
Other Comprehensive Income (Loss)	(3,561)	17,939	(287)
Comprehensive Income	$2,731,349	$3,436,979	$2,582,292

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

At December 31	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$2,027,972	$1,555,634
Accounts Receivable, Net	2,001,658	1,915,215
Inventories	767,297	859,359
Assets from Price Risk Management Activities	1,299	23,806
Income Taxes Receivable	151,665	427,909
Other	323,448	275,467
Total	5,273,339	5,057,390
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	62,830,415	57,330,016
Other Property, Plant and Equipment	4,472,246	4,220,665
Total Property, Plant and Equipment	67,302,661	61,550,681
Less: Accumulated Depreciation, Depletion and Amortization	(36,938,066)	(33,475,162)
Total Property, Plant and Equipment, Net	30,364,595	28,075,519
Deferred Income Taxes	2,363	777
Other Assets	1,484,311	800,788
Total Assets	$37,124,608	$33,934,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,429,127	$2,239,850
Accrued Taxes Payable	254,850	214,726
Dividends Payable	166,273	126,971
Liabilities from Price Risk Management Activities	20,194	—
Current Portion of Long-Term Debt	1,014,524	913,093
Current Portion of Operating Lease Liabilities	369,365	—
Other	232,655	233,724
Total	4,486,988	3,728,364
Long-Term Debt	4,160,919	5,170,169
Other Liabilities	1,789,884	1,258,355
Deferred Income Taxes	5,046,101	4,413,398
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 582,213,016 Shares and 580,408,117 Shares Issued at December 31, 2019 and 2018, respectively	205,822	205,804
Additional Paid in Capital	5,817,475	5,658,794
Accumulated Other Comprehensive Loss	(4,652)	(1,358)
Retained Earnings	15,648,604	13,543,130
Common Stock Held in Treasury, 298,820 Shares and 385,042 Shares at December 31, 2019 and 2018, respectively	(26,533)	(42,182)
Total Stockholders' Equity	21,640,716	19,364,188
Total Liabilities and Stockholders' Equity	$37,124,608	$33,934,474

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2016	$205,770	$5,420,385	$(19,010)	$8,398,118	$(23,682)	$13,981,581
Net Income	—	—	—	2,582,579	—	2,582,579
Common Stock Issued Under Stock Plans	7	7,082	—	—	—	7,089
Common Stock Dividends Declared, $0.67 Per Share	—	—	—	(387,164)	—	(387,164)
Other Comprehensive Loss	—	—	(287)	—	—	(287)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(27,348)	—	—	(9,395)	(36,743)
Restricted Stock and Restricted Stock Units, Net	11	2,552	—	—	(2,563)	—
Stock-Based Compensation Expenses	—	133,849	—	—	—	133,849
Treasury Stock Issued as Compensation	—	27	—	—	2,342	2,369
Balance at December 31, 2017	205,788	5,536,547	(19,297)	10,593,533	(33,298)	16,283,273
Net Income	—	—	—	3,419,040	—	3,419,040
Common Stock Issued Under Stock Plans	8	5,612	—	—	—	5,620
Common Stock Dividends Declared, $0.81 Per Share	—	—	—	(469,443)	—	(469,443)
Other Comprehensive Income	—	—	17,939	—	—	17,939
Change in Treasury Stock - Stock Compensation Plans, Net	—	(35,118)	—	—	(13,336)	(48,454)
Restricted Stock and Restricted Stock Units, Net	8	(3,891)	—	—	3,883	—
Stock-Based Compensation Expenses	—	155,337	—	—	—	155,337
Treasury Stock Issued as Compensation	—	307	—	—	569	876
Balance at December 31, 2018	205,804	5,658,794	(1,358)	13,543,130	(42,182)	19,364,188
Net Income	—	—	—	2,734,910	—	2,734,910
Common Stock Issued Under Stock Plans	1	(9)	—	—	—	(8)
Common Stock Dividends Declared, $1.0825 Per Share	—	—	—	(629,169)	—	(629,169)
Other Comprehensive Loss	—	—	(3,561)	—	—	(3,561)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(10,637)	—	—	3,784	(6,853)
Restricted Stock and Restricted Stock Units, Net	17	(4,566)	—	—	4,549	—
Stock-Based Compensation Expenses	—	174,738	—	—	—	174,738
Treasury Stock Issued as Compensation	—	(845)	—	—	7,316	6,471
Cumulative Effect of Accounting Changes	—	—	267	(267)	—	—
Balance at December 31, 2019	$205,822	$5,817,475	$(4,652)	$15,648,604	$(26,533)	$21,640,716

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Year Ended December 31	2019	2018	2017
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,734,910	$3,419,040	$2,582,579
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,749,704	3,435,408	3,409,387
Impairments	517,896	347,021	479,240
Stock-Based Compensation Expenses	174,738	155,337	133,849
Deferred Income Taxes	631,658	894,156	(1,473,872)
(Gains) Losses on Asset Dispositions, Net	(123,613)	(174,562)	99,096
Other, Net	4,496	7,066	6,546
Dry Hole Costs	28,001	5,405	4,609
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(180,275)	165,640	(19,828)
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	231,229	(258,906)	7,438
Other, Net	962	3,108	1,204
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(91,792)	(368,180)	(392,131)
Inventories	90,284	(395,408)	(174,548)
Accounts Payable	168,539	439,347	324,192
Accrued Taxes Payable	40,122	(92,461)	(63,937)
Other Assets	358,001	(125,435)	(658,609)
Other Liabilities	(56,619)	10,949	(89,871)
Changes in Components of Working Capital Associated with Investing and Financing Activities	(115,061)	301,083	89,992
Net Cash Provided by Operating Activities	8,163,180	7,768,608	4,265,336
Investing Cash Flows
Additions to Oil and Gas Properties	(6,151,885)	(5,839,294)	(3,950,918)
Additions to Other Property, Plant and Equipment	(270,641)	(237,181)	(173,324)
Proceeds from Sales of Assets	140,292	227,446	226,768
Other Investing Activities	(10,000)	(19,993)	—
Changes in Components of Working Capital Associated with Investing Activities	115,061	(301,140)	(89,935)
Net Cash Used in Investing Activities	(6,177,173)	(6,170,162)	(3,987,409)
Financing Cash Flows
Long-Term Debt Repayments	(900,000)	(350,000)	(600,000)
Dividends Paid	(588,200)	(438,045)	(386,531)
Treasury Stock Purchased	(25,152)	(63,456)	(63,408)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	17,946	20,560	20,840
Debt Issuance Costs	(5,016)	—	—
Repayment of Finance Lease Obligation	(12,899)	(8,219)	(6,555)
Changes in Components of Working Capital Associated with Financing Activities	—	57	(57)
Net Cash Used in Financing Activities	(1,513,321)	(839,103)	(1,035,711)
Effect of Exchange Rate Changes on Cash	(348)	(37,937)	(7,883)
Increase (Decrease) in Cash and Cash Equivalents	472,338	721,406	(765,667)
Cash and Cash Equivalents at Beginning of Year	1,555,634	834,228	1,599,895
Cash and Cash Equivalents at End of Year	$2,027,972	$1,555,634	$834,228

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

Inventories, consisting primarily of tubular goods, materials for completion operations and well equipment held for use in the exploration for, and development and production of, crude oil, natural gas liquids (NGLs) and natural gas reserves, are carried at the lower of cost and net realizable value with adjustments made, as appropriate, to recognize any reductions in value.

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

EOG presents disaggregated revenues by type of commodity within its Consolidated Statements of Income and Comprehensive Income and by geographic areas defined as operating segments. See Note 11.

In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements within its United States segment as Gathering and Processing Costs, instead of as a deduction to Revenues within its Consolidated Statements of Income and Comprehensive Income. There was no impact to operating income, net income or cash flows resulting from changes to the presentation of natural gas processing fees. The impacts of the adoption of ASU 2014-09 for the year ended December 31, 2018, were as follows (in thousands):

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

Revenues are recognized for the sale of crude oil and condensate, NGLs and natural gas at the point control of the product is transferred to the customer, typically when production is delivered and title or risk of loss transfers to the customer. Arrangements for such sales are evidenced by signed contracts with prices typically based on stated market indices, with certain adjustments for product quality and geographic location. As EOG typically invoices customers shortly after performance obligations have been fulfilled, contract assets and contract liabilities are not recognized. The balances of accounts receivable from contracts with customers on January 1, 2019 and December 31, 2019, were $1,460 million and $1,619 million, respectively, and are included in Accounts Receivable, Net on the Consolidated Balance Sheets. Losses incurred on receivables from contracts with customers are infrequent and have been immaterial.

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

Accounting for Risk Management Activities.  Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three-year period ended December 31, 2019, EOG elected not to designate any of its financial commodity derivative instruments as accounting hedges and, accordingly, changes in the fair value of these outstanding derivative instruments are recognized as gains or losses in the period of change.  The gains or losses are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact of settled contracts is reflected as cash flows from operating activities.  EOG employs net presentation of derivative assets and liabilities for financial reporting purposes when such assets and liabilities are with the same counterparty and subject to a master netting arrangement.  See Note 12.

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

Leases. Effective January 1, 2019, EOG adopted the provisions of ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02). ASU 2016-02 and other related ASUs require that lessees recognize a right-of-use (ROU) asset and related lease liability, representing the obligation to make lease payments for certain lease transactions, on the Consolidated Balance Sheets and disclose additional leasing information.

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

ROU assets and related liabilities are recognized on the commencement date on the Consolidated Balance Sheets based on future lease payments, discounted based on the rate implicit in the contract, if readily determinable, or EOG's incremental borrowing rate commensurate with the lease term of the contract. EOG estimates its incremental borrowing rate based on the approximate rate required to borrow on a collateralized basis. Contracts with lease terms of less than 12 months are not recorded on the Consolidated Balance Sheets, but instead are disclosed as short-term lease cost. EOG has elected not to separate non-lease components from all leases, excluding those for fracturing services, real estate and salt water disposal, as lease payments under these contracts contain significant non-lease components, such as labor and operating costs. See Note 18.

Recently Issued Accounting Standards. In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) ‑ Simplifying the Accounting for Income Taxes" (ASU 2019-12), which amends certain aspects of accounting for income taxes. ASU 2019-12 removes specific exceptions within existing U.S. GAAP related to the incremental approach for intraperiod tax allocation and to the general methodology for calculating income taxes in interim periods, among other changes. ASU 2019-12 also requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, among other requirements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. EOG is continuing to evaluate the provisions of ASU 2019-12 and has not determined the full impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13 "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 changes the impairment model for financial assets and certain other instruments by requiring entities to adopt a forward-looking expected loss model that will result in earlier recognition of credit losses. ASU 2016-13 requires adoption through the use of a modified retrospective approach at the effective date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. EOG has assessed its applicable financial assets, which are primarily its accounts receivable from hydrocarbon sales and joint interest billings to third-party companies, including state-owned entities in the oil and gas industry. Based on its assessment and various potential remedies ensuring collection, EOG does not expect the impact from forward-looking expected losses will be material. EOG will apply the provisions of ASU 2016-13 on the adoption date, January 1, 2020.

2.  Long-Term Debt

Long-Term Debt at December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018

5.625% Senior Notes due 2019	$—	$900,000
4.40% Senior Notes due 2020	500,000	500,000
2.45% Senior Notes due 2020	500,000	500,000
4.100% Senior Notes due 2021	750,000	750,000
2.625% Senior Notes due 2023	1,250,000	1,250,000
3.15% Senior Notes due 2025	500,000	500,000
4.15% Senior Notes due 2026	750,000	750,000
6.65% Senior Notes due 2028	140,000	140,000
3.90% Senior Notes due 2035	500,000	500,000
5.10% Senior Notes due 2036	250,000	250,000
Long-Term Debt	5,140,000	6,040,000
Finance Leases (see Note 18)	57,900	71,571
Less: Current Portion of Long-Term Debt	1,014,524	913,093
Unamortized Debt Discount	19,528	24,640
Debt Issuance Costs	2,929	3,669
Total Long-Term Debt	$4,160,919	$5,170,169

At December 31, 2019, the aggregate annual maturities of long-term debt (excluding finance lease obligations) were $1 billion in 2020, $750 million in 2021, zero in 2022, $1.25 billion in 2023 and zero in 2024.

On June 3, 2019, EOG repaid upon maturity the $900 million aggregate principal amount of its 5.625% Senior Notes due 2019.

On October 1, 2018, EOG repaid upon maturity the $350 million aggregate principal amount of its 6.875% Senior Notes due 2018.

At December 31, 2019 and 2018, EOG had no outstanding short-term borrowings under its commercial paper program and did not utilize any such borrowings during 2019. During 2018, EOG utilized commercial paper borrowings, bearing market interest rates, for various corporate financing purposes. The average borrowings outstanding under the commercial paper program were $8 million during the year ended December 31, 2018. The weighted average interest rate for commercial paper borrowings during the year ended December 31, 2018, was 1.97%.

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

Consistent with the terms of the 2015 Facility, the New Facility contains representations, warranties, covenants and events of default that we believe are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-total capitalization (as such terms are defined in the New Facility) of no greater than 65%. At December 31, 2019, EOG was in compliance with this financial covenant.

There were no borrowings or letters of credit outstanding under the 2015 Facility as of (i) December 31, 2018 or (ii) the June 27, 2019 effective date of the closing of the New Facility and termination of the 2015 Facility. Further, at December 31, 2019, there were no borrowings or letters of credit outstanding under the New Facility. The Eurodollar Rate and Base Rate (inclusive of the applicable margin), had there been any amounts borrowed under the New Facility at December 31, 2019, would have been 2.66% and 4.75%, respectively.

3.  Stockholders' Equity

Common Stock.  In September 2001, EOG's Board of Directors (Board) authorized the purchase of an aggregate maximum of 10 million shares of Common Stock that superseded all previous authorizations.  At December 31, 2019, 6,386,200 shares remained available for purchase under this authorization.  EOG last purchased shares of its Common Stock under this authorization in March 2003.  In addition, shares of Common Stock are from time to time withheld by, or returned to, EOG in satisfaction of tax withholding obligations arising upon the exercise of employee stock options or stock-settled stock appreciation rights (SARs), the vesting of restricted stock, restricted stock unit, performance unit grants or in payment of the exercise price of employee stock options.  Such shares withheld or returned do not count against the Board authorization discussed above.  Shares purchased, withheld and returned are held in treasury for, among other purposes, fulfilling any obligations arising under EOG's stock-based compensation plans and any other approved transactions or activities for which such shares of Common Stock may be required.

On February 27, 2020, the Board increased the quarterly cash dividend on the common stock from the previous $0.2875 per share to $0.375 per share, effective beginning with the dividend to be paid on April 30, 2020, to stockholders of record as of April 16, 2020.

On May 2, 2019, the Board increased the quarterly cash dividend on the common stock from the previous $0.22 per share to $0.2875 per share, effective beginning with the dividend paid on July 31, 2019, to stockholders of record as of July 17, 2019.

On August 2, 2018, the Board increased the quarterly cash dividend on the common stock by 19% from the previous $0.1850 per share to $0.22 per share, effective beginning with the dividend paid on October 31, 2018, to stockholders of record as of October 17, 2018. On February 27, 2018, EOG's Board increased the quarterly cash dividend on the common stock by 10% from the previous $0.1675 per share to $0.1850 per share, effective beginning with the dividend paid on April 30, 2018, to stockholders of record as of April 16, 2018. EOG declared and paid quarterly cash dividends of $0.1675 per share in 2017.

On February 15, 2017, the Board approved an amendment to EOG's Restated Certificate of Incorporation to increase the number of EOG's authorized shares of common stock from 640 million to 1,280 million. EOG's stockholders approved the increase at the Annual Meeting of Stockholders on April 27, 2017, and the amendment was filed with the Delaware Secretary of State on April 28, 2017.

The following summarizes Common Stock activity for each of the years ended December 31, 2017, 2018 and 2019 (in thousands):

	Common Shares
	Issued	Treasury	Outstanding

Balance at December 31, 2016	576,950	(250)	576,700
Common Stock Issued Under Stock-Based Compensation Plans	1,878	—	1,878
Treasury Stock Purchased (1)	—	(686)	(686)
Common Stock Issued Under Employee Stock Purchase Plan	—	180	180
Treasury Stock Issued Under Stock-Based Compensation Plans	—	405	405
Balance at December 31, 2017	578,828	(351)	578,477
Common Stock Issued Under Stock-Based Compensation Plans	1,580	—	1,580
Treasury Stock Purchased (1)	—	(539)	(539)
Common Stock Issued Under Employee Stock Purchase Plan	—	180	180
Treasury Stock Issued Under Stock-Based Compensation Plans	—	325	325
Balance at December 31, 2018	580,408	(385)	580,023
Common Stock Issued Under Stock-Based Compensation Plans	1,688	—	1,688
Treasury Stock Purchased (1)	—	(310)	(310)
Common Stock Issued Under Employee Stock Purchase Plan	117	106	223
Treasury Stock Issued Under Stock-Based Compensation Plans	—	290	290
Balance at December 31, 2019	582,213	(299)	581,914

(1)
Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or SARs or the vesting of restricted stock, restricted stock unit, performance unit grants or (ii) in payment of the exercise price of employee stock options.

Preferred Stock.  EOG currently has one authorized series of preferred stock.  As of December 31, 2019, there were no shares of preferred stock outstanding.

4.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes certain transactions that have generally been reported in the Consolidated Statements of Stockholders' Equity. The components of Accumulated Other Comprehensive Loss at December 31, 2019 and 2018 consisted of the following (in thousands):

	Foreign Currency Translation Adjustment	Other	Total

December 31, 2017	$(16,642)	$(2,655)	$(19,297)
Other comprehensive income before reclassifications	2,451	1,131	3,582
Amounts reclassified out of other comprehensive income (loss) (1)	14,365	—	14,365
Tax effects	—	(8)	(8)
Other comprehensive income	16,816	1,123	17,939
December 31, 2018	174	(1,532)	(1,358)
Cumulative effect of accounting changes	—	267	267
Other comprehensive loss before reclassifications	(2,883)	(533)	(3,416)
Tax effects	—	(145)	(145)
Other comprehensive loss	(2,883)	(678)	(3,561)
December 31, 2019	$(2,709)	$(1,943)	$(4,652)

(1)	Reclassified to Net Income - Gains (Losses) on Asset Dispositions, Net. See Note 17.

No significant amount was reclassified out of Accumulated Other Comprehensive Loss during the year ended December 31, 2019.

5.  Other Income, Net

Other income, net for 2019 included interest income ($26 million) and net foreign currency transaction gains ($2 million). Other income, net for 2018 included interest income ($12 million), a downward adjustment to deferred compensation expense ($6 million) and equity income from investments in ammonia plants in Trinidad ($2 million), partially offset by net foreign currency transaction losses ($7 million). Other income, net for 2017 included net foreign currency transaction gains ($8 million), interest income ($8 million) and equity income from investments in ammonia plants in Trinidad ($3 million), partially offset by an upward adjustment to deferred compensation expense ($6 million).

6.  Income Taxes

The principal components of EOG's total net deferred income tax liabilities at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Deferred Income Tax Assets (Liabilities)
Foreign Oil and Gas Exploration and Development Costs Deducted for Tax Under Book Depreciation, Depletion and Amortization	$5,825	$4,359
Foreign Net Operating Loss	66,675	55,175
Foreign Valuation Allowances	(70,455)	(58,932)
Foreign Other	318	175
Total Net Deferred Income Tax Assets	$2,363	$777
Deferred Income Tax (Assets) Liabilities
Oil and Gas Exploration and Development Costs Deducted for Tax Over Book Depreciation, Depletion and Amortization	$5,277,550	$4,583,517	(1)
Commodity Hedging Contracts	(4,699)	4,883
Deferred Compensation Plans	(47,650)	(39,086)
Accrued Expenses and Liabilities	(8,502)	(19,097)
Equity Awards	(108,324)	(93,977)
Alternative Minimum Tax Credit Carryforward	(31,904)	—
Undistributed Foreign Earnings	15,746	22,945
Other	(46,116)	(45,787)
Total Net Deferred Income Tax Liabilities	$5,046,101	$4,413,398
Total Net Deferred Income Tax Liabilities	$5,043,738	$4,412,621

(1)	The 2018 presentation has been changed to conform with current year presentation.

The components of Income Before Income Taxes for the years indicated below were as follows (in thousands):

	2019	2018	2017

United States	$3,466,578	$4,084,156	$621,610
Foreign	78,689	156,842	39,572
Total	$3,545,267	$4,240,998	$661,182

The principal components of EOG's Income Tax Provision (Benefit) for the years indicated below were as follows (in thousands):

	2019	2018	2017
Current:
Federal	$(152,258)	$(303,853)	$33,058
State	10,819	17,048	(2,502)
Foreign	81,426	65,615	35,323
Total	(60,013)	(221,190)	65,879
Deferred:
Federal	626,901	862,075	(1,504,288)
State	32,541	43,293	26,942
Foreign	(27,784)	(11,212)	3,474
Total	631,658	894,156	(1,473,872)
Other Non-Current: (1)
Federal	245,125	148,992	(513,404)
Foreign	(6,413)	—	—
Total	238,712	148,992	(513,404)

Income Tax Provision (Benefit)	$810,357	$821,958	$(1,921,397)

(1)
Includes changes in certain amounts that are expected to be paid or received beyond the next twelve months. The primary components are refundable alternative minimum tax (AMT) credits and the 2017 repatriation tax. See the following statutory-to-effective tax rate reconciliation for additional details.

The differences between taxes computed at the U.S. federal statutory tax rate and EOG's effective rate for the years indicated below were as follows:

	2019	2018		2017
Statutory Federal Income Tax Rate	21.00%	21.00%		35.00%
State Income Tax, Net of Federal Benefit	0.97	1.12		3.38
Income Tax Provision Related to Foreign Operations	0.87	0.51		(0.30)
Income Tax Provision Related to United Kingdom Operations	—	—		1.78
Income Tax Provision Related to Canadian Operations	—	—		2.30
TCJA (1)	—	(2.60)	(2)	(328.10)	(3)
Share-Based Compensation	0.02	(0.47)		(4.63)
Other	—	(0.18)		(0.03)
Effective Income Tax Rate	22.86%	19.38%		(290.60)%

(1)
The enactment of the Tax Cuts and Jobs Act (TCJA) by the United States in 2017 made numerous changes to federal tax law. Several changes which had a significant impact on EOG include the corporate income tax rate reduction from 35% to 21%, the imposition of a one-time repatriation tax on undistributed foreign earnings and the repeal of the corporate AMT regime (AMT credit carryforwards became refundable over the following four years and were initially subject to a federal sequestration charge). In 2017, EOG revalued its federal deferred income tax assets and liabilities resulting in an earnings benefit of over $2 billion and a substantial reduction of the 2017 effective tax rate. The TCJA measurement-period adjustments were recorded in 2018.

(2)	Includes impact of utilizing certain tax net operating losses (NOLs) ((1.2)%), the reversal of sequestration ((1.0)%) and other tax reform impacts ((0.4)%).

(3)	Includes impact of the federal rate reduction ((327.8)%), federal repatriation tax ((6.6)%), sequestration ((6.4)%) and other tax reform impacts ((0.1)%).

The net effective tax rate of 23% in 2019 was higher than the prior year rate of 19% primarily due to the absence of tax benefits from certain tax reform measurement-period adjustments.

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

The principal components of EOG's rollforward of valuation allowances for deferred income tax assets for the years indicated below were as follows (in thousands):

	2019	2018	2017

Beginning Balance	$167,142	$466,421	$383,221
Increase (1)	30,673	23,062	67,333
Decrease (2)	(75)	(26,219)	(13,687)
Other (3)	3,091	(296,122)	29,554
Ending Balance	$200,831	$167,142	$466,421

(1)	Increase in valuation allowance related to the generation of tax NOLs and other deferred tax assets.

(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

(3)	Represents dispositions, revisions and/or foreign exchange rate variances and the effect of statutory income tax rate changes. The United Kingdom operations were sold in the fourth quarter of 2018.

As of December 31, 2019, EOG had state income tax NOLs of approximately $2.1 billion, which, if unused, expire between 2020 and 2038. EOG also has Canadian NOLs of $225 million, some of which can be carried forward up to 20 years. As described above, these NOLs and other less significant tax benefits have been evaluated for the likelihood of utilization, and valuation allowances have been established for the portion of these deferred income tax assets that do not meet the “more likely than not” threshold.

The total balance of unrecognized tax benefits for all jurisdictions at December 31, 2019, was $39 million, resulting from the tax treatment of research and experimental expenditures related to certain innovations in EOG's horizontal drilling and completion projects and tax treatment of certain compensation deductions, of which $25 million may potentially have an earnings impact. EOG records interest and penalties related to unrecognized tax benefits to its income tax provision. Cumulatively, $4 million of interest has been recognized in the Consolidated Statements of Income and Comprehensive Income. EOG does not anticipate that the amount of the unrecognized tax benefits will change materially during the next twelve months. EOG and its subsidiaries file income tax returns and are subject to tax audits in the U.S. and various state, local and foreign jurisdictions. EOG's earliest open tax years in its principal jurisdictions are as follows: U.S. federal (2016), Canada (2015), Trinidad (2013) and China (2009).

EOG's foreign subsidiaries' undistributed earnings are not considered to be permanently reinvested outside of the U.S. Accordingly, EOG may be required to accrue certain U.S. federal, state, and foreign deferred income taxes on these undistributed earnings as well as on any other outside basis differences related to its investments in these subsidiaries. As of December 31, 2019, EOG has cumulatively recorded $16 million of deferred foreign income taxes for withholdings on its undistributed foreign earnings. Additionally, for tax years beginning in 2018 and later, EOG's foreign earnings may be subject to the U.S. federal "global intangible low-taxed income" (GILTI) inclusion. EOG records any GILTI tax as a period expense.
7.  Employee Benefit Plans

Stock-Based Compensation

During 2019, EOG maintained various stock-based compensation plans as discussed below.  EOG recognizes compensation expense on grants of stock options, SARs, restricted stock and restricted stock units, performance units and grants made under the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP).  Stock-based compensation expense is calculated based upon the grant date estimated fair value of the awards, net of forfeitures, based upon EOG's historical employee turnover rate.  Compensation expense is amortized over the shorter of the vesting period or the period from date of grant until the date the employee becomes eligible to retire without company approval.

Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon the job functions of the employees receiving the grants.  Compensation expense related to EOG's stock-based compensation plans for the years ended December 31, 2019, 2018 and 2017 was as follows (in millions):

	2019	2018	2017

Lease and Well	$56	$51	$41
Gathering and Processing Costs	1	1	1
Exploration Costs	26	25	23
General and Administrative	92	78	69
Total	$175	$155	$134

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, SARs, restricted stock and restricted stock units, performance units, and other stock-based awards.

The vesting schedules for grants of stock options, SARs, restricted stock and restricted stock units, and performance units are as follows:

Grant Type	Vesting Schedule
Stock Options/SARs	Vesting in increments of 33%, 33% and 34% on each of the first three anniversaries, respectively, of the date of grant

Restricted Stock/Restricted Stock Units	"Cliff" vesting three years from the date of grant

Performance Units
"Cliff" vesting approximately 41 months from the date of grant - specifically, on the February 28th immediately following the Compensation Committee's certifications contemplated by the form of award agreement governing such grant of performance units

At December 31, 2019, approximately 6.8 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

During 2019, 2018 and 2017, EOG issued shares in connection with stock option/SAR exercises, restricted stock and performance unit grants, restricted stock unit and performance unit releases and ESPP purchases.  Net tax deficiencies and excess tax benefits recognized within the income tax provision were $(1) million, $20 million and $32 million for the twelve months ended December 31, 2019, 2018 and 2017, respectively.

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

The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of ESPP grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $63 million, $60 million and $56 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Stock Options/SARs			ESPP
	2019	2018	2017	2019	2018	2017

Weighted Average Fair Value of Grants	$19.49	$33.46	$23.95	$22.83	$25.75	$22.20
Expected Volatility	32.02%	28.23%	28.28%	34.78%	24.59%	27.12%
Risk-Free Interest Rate	1.69%	2.68%	1.52%	2.27%	1.89%	0.88%
Dividend Yield	1.39%	0.72%	0.75%	1.04%	0.64%	0.71%
Expected Life	5.1 years	5.0 years	5.1 years	0.5 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's Common Stock.  The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant.  The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth the stock option and SAR transactions for the years ended December 31, 2019, 2018 and 2017 (stock options and SARs in thousands):

	2019		2018		2017
	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price

Outstanding at January 1	8,310	$96.90	9,103	$83.89	9,850	$75.53
Granted	1,965	75.39	1,906	126.49	2,274	96.27
Exercised (1)	(606)	61.43	(2,493)	72.21	(2,574)	61.12
Forfeited	(274)	102.57	(206)	94.43	(447)	93.84
Outstanding at December 31	9,395	94.53	8,310	96.90	9,103	83.89
Stock Options/SARs Exercisable at December 31	5,275	94.21	3,969	85.82	4,510	75.76

(1)
The total intrinsic value of stock options/SARs exercised during the years 2019, 2018 and 2017 was $14 million, $118 million and $95 million, respectively.  The intrinsic value is based upon the difference between the market price of the Common Stock on the date of exercise and the grant price of the stock options/SARs.

At December 31, 2019, there were 9.1 million stock options/SARs vested or expected to vest with a weighted average grant price of $94.52 per share, an intrinsic value of $29.1 million and a weighted average remaining contractual life of 4.2 years.

The following table summarizes certain information for the stock options and SARs outstanding and exercisable at December 31, 2019 (stock options and SARs in thousands):

Stock Options/SARs Outstanding					Stock Options/SARs Exercisable
Range of Grant Prices	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value(1)	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value (1)

$ 59.00 to $ 74.99	979	3	$69.43		953	3	$69.37
75.00 to 75.99	1,894	7	75.09		8	1	75.09
76.00 to 95.99	1,979	3	91.35		1,607	2	90.67
96.00 to 96.99	1,871	4	96.29		1,234	4	96.29
97.00 to 125.99	923	2	102.72		862	2	102.20
126.00 to 129.99	1,749	6	127.01		611	5	127.01
	9,395	4	94.53	$30,534	5,275	3	94.21	$13,839

(1)	Based upon the difference between the closing market price of the Common Stock on the last trading day of the year and the grant price of in-the-money stock options and SARs.

At December 31, 2019, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $86 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

At the 2018 Annual Meeting of Stockholders, EOG stockholders approved an amendment and restatement of the ESPP to (among other changes) increase the number of shares available for grant. At December 31, 2019, approximately 2.3 million shares of Common Stock remained available for grant under the ESPP.  The following table summarizes ESPP activity for the years ended December 31, 2019, 2018 and 2017 (in thousands, except number of participants):

	2019	2018	2017

Approximate Number of Participants	1,998	1,934	1,870
Shares Purchased	224	180	180
Aggregate Purchase Price	$16,533	$14,887	$13,997

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Upon vesting of restricted stock, shares of Common Stock are released to the employee.  Upon vesting, restricted stock units are converted into shares of Common Stock and released to the employee.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $97 million, $81 million and $68 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the restricted stock and restricted stock unit transactions for the years ended December 31, 2019, 2018 and 2017 (shares and units in thousands):

	2019		2018		2017
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	3,792	$96.64	3,905	$88.57	3,962	$79.63
Granted	1,749	80.01	812	117.55	1,095	97.34
Released (1)	(855)	96.93	(740)	78.16	(929)	61.51
Forfeited	(140)	97.54	(185)	92.12	(223)	85.45
Outstanding at December 31 (2)	4,546	90.16	3,792	96.64	3,905	88.57

(1)
The total intrinsic value of restricted stock and restricted stock units released during the years ended December 31, 2019, 2018 and 2017 was $70 million, $84 million and $91 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.

(2)
The total intrinsic value of restricted stock and restricted stock units outstanding at December 31, 2019, 2018 and 2017 was $381 million, $331 million and $421 million, respectively. The intrinsic value is based on the closing market price of the Common Stock on the last trading day of the year.

At December 31, 2019, unrecognized compensation expense related to restricted stock and restricted stock units totaled $202 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 1.8 years.

Performance Units.  EOG has granted performance units (Performance Awards) to its executive officers annually since 2012. As more fully discussed in the grant agreements, the performance metric applicable to these performance-based grants is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. The fair value of the Performance Awards is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Award grants totaled $15 million, $14 million and $10 million for the years ended December 31, 2019, 2018 and 2017, respectively.

      Weighted average fair values and valuation assumptions used to value Performance Awards during the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017

Weighted Average Fair Value of Grants	$79.98	$136.74	$113.81
Expected Volatility	29.20%	29.92%	32.19%
Risk-Free Interest Rate	1.51%	2.85%	1.60%

Expected volatility is based on the term-matched historical volatility over the simulated term, which is calculated as the time between the grant date and the end of the Performance Period. The risk-free interest rate is derived from the Treasury Constant Maturities yield curve on the grant date.

The following table sets forth the Performance Award transactions for the years ended December 31, 2019, 2018 and 2017 (shares and units in thousands):

	2019			2018		2017
	Number of Units and Shares		Weighted Average Price per Grant Date	Number of Units and Shares	Weighted Average Price per Grant Date	Number of Units and Shares	Weighted Average Price per Grant Date

Outstanding at January 1	539		$101.53	502	$90.96	545	$80.92
Granted	172		75.09	113	125.73	78	96.29
Granted for Performance Multiple (1)	72		69.43	72	101.87	119	84.43
Released (2)	(185)		94.63	(148)	84.43	(240)	66.69
Forfeited	—		—	—	—	—	—
Outstanding at December 31 (3)	598	(4)	92.19	539	101.53	502	90.96

(1)
Upon completion of the Performance Period for the Performance Awards granted in 2015, 2014 and 2013, a performance multiple of 200% was applied to each of the grants resulting in additional grants of Performance Awards in February 2019, 2018 and 2017.

(2)
The total intrinsic value of Performance Awards released during the years ended December 31, 2019, 2018 and 2017 was $15 million, $18 million and $24 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date Performance Awards are released.

(3)
The total intrinsic value of Performance Awards outstanding at December 31, 2019, 2018 and 2017 was $50 million, $47 million and $54 million, respectively. The intrinsic value is based on the closing market price of the Common Stock on the last trading day of the year.

(4)
Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 102 and a maximum of 1,094 Performance Awards could be outstanding.

At December 31, 2019, unrecognized compensation expense related to Performance Awards totaled $9 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

Upon completion of the Performance Period for the Performance Awards granted in September 2016 and December 2016, a performance multiple of 150% was applied to the grants resulting in an additional grant of 65,872 Performance Awards in February 2020.

Pension Plans.  EOG has a defined contribution pension plan in place for most of its employees in the United States.  EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions.  EOG's total costs recognized for the plan were $51 million, $43 million and $37 million for 2019, 2018 and 2017, respectively.

In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan.  EOG's United Kingdom subsidiary maintained a pension plan which included a non-contributory defined contribution pension plan and a matched defined contribution savings plan.  These pension plans are available to most employees of the Trinidadian subsidiary and were available to most employees of the United Kingdom subsidiary.  EOG's combined contributions to these plans were $1 million, for each of 2019, 2018 and 2017, respectively. The United Kingdom operations were sold in the fourth quarter of 2018.

For the Trinidadian defined benefit pension plan, the benefit obligation, fair value of plan assets and accrued benefit cost totaled $12 million, $10 million and $0.1 million, respectively, at December 31, 2019, and $11 million, $9 million and $0.2 million, respectively, at December 31, 2018.

Postretirement Health Care.  EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

8.  Commitments and Contingencies

Letters of Credit and Guarantees.  At December 31, 2019 and 2018, respectively, EOG had standby letters of credit and guarantees outstanding totaling $902 million and $294 million, primarily representing guarantees of payment or performance obligations on behalf of subsidiaries. As of February 19, 2020, EOG had received no demands for payment under these guarantees.

Minimum Commitments.  At December 31, 2019, total minimum commitments from purchase and service obligations and transportation and storage service commitments not qualifying as leases, based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars into United States dollars at December 31, 2019, were as follows (in millions):

Total Minimum Commitments

2020	$1,312
2021	1,103
2022	1,027
2023	764
2024	519
2025 and beyond	2,531
$7,256

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

9.  Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	2019	2018	2017
Numerator for Basic and Diluted Earnings per Share -
Net Income	$2,734,910	$3,419,040	$2,582,579
Denominator for Basic Earnings per Share -
Weighted Average Shares	577,670	576,578	574,620
Potential Dilutive Common Shares -
Stock Options/SARs	258	1,137	1,466
Restricted Stock/Units and Performance Units	2,849	2,726	2,607
Denominator for Diluted Earnings per Share -
Adjusted Diluted Weighted Average Shares	580,777	580,441	578,693
Net Income Per Share
Basic	$4.73	$5.93	$4.49
Diluted	$4.71	$5.89	$4.46

The diluted earnings per share calculation excludes stock options, SARs, restricted stock and units and performance units that were anti-dilutive.  Shares underlying the excluded stock options and SARs totaled 6.1 million, 0.6 million and 2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

10.  Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017

Interest, Net of Capitalized Interest	$186,546	$243,279	$275,305
Income Taxes, Net of Refunds Received	$(291,849)	$75,634	$188,946

EOG's accrued capital expenditures at December 31, 2019, 2018 and 2017 were $612 million, $592 million and $475 million, respectively.

Non-cash investing activities for the year ended December 31, 2019, included additions of $150 million to EOG's oil and gas properties as a result of property exchanges.

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

Cash paid for leases for the year ended December 31, 2019, is disclosed in Note 18.

11.  Business Segment Information

EOG's operations are all crude oil, NGLs and natural gas exploration and production related. The Segment Reporting Topic of the ASC establishes standards for reporting information about operating segments in annual financial statements.  Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  EOG's chief operating decision-making process is informal and involves the Chairman of the Board and Chief Executive Officer and other key officers.  This group routinely reviews and makes operating decisions related to significant issues associated with each of EOG's major producing areas in the United States, Trinidad and China.  For segment reporting purposes, the chief operating decision maker considers the major United States producing areas to be one operating segment.

Financial information by reportable segment is presented below as of and for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	United States	Trinidad	Other International (1)	Total
2019
Crude Oil and Condensate	$9,599,125	$11,138	$2,269	$9,612,532
Natural Gas Liquids	784,818	—	—	784,818
Natural Gas	866,911	258,819	58,365	1,184,095
Gains on Mark-to-Market Commodity Derivative Contracts	180,275	—	—	180,275
Gathering, Processing and Marketing	5,355,463	4,819	—	5,360,282
Gains (Losses) on Asset Dispositions, Net	131,446	(3,688)	(4,145)	123,613
Other, Net	134,325	18	15	134,358
Operating Revenues and Other (2)	17,052,363	271,106	56,504	17,379,973
Depreciation, Depletion and Amortization	3,652,294	79,389	18,021	3,749,704
Operating Income (Loss)	3,618,907	112,790	(32,686)	3,699,011
Interest Income	22,122	3,686	218	26,026
Other Income	3,235	727	1,397	5,359
Net Interest Expense	192,587	—	(7,458)	185,129
Income (Loss) Before Income Taxes	3,451,677	117,203	(23,613)	3,545,267
Income Tax Provision	760,881	40,901	8,575	810,357
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	6,208,394	53,325	12,233	6,273,952
Total Property, Plant and Equipment, Net	30,101,857	184,606	78,132	30,364,595
Total Assets	36,274,942	705,747	143,919	37,124,608

	United States	Trinidad	Other International (1)	Total
2018
Crude Oil and Condensate	$9,390,244	$17,059	$110,137	$9,517,440
Natural Gas Liquids	1,127,510	—	—	1,127,510
Natural Gas	970,866	285,053	45,618	1,301,537
Losses on Mark-to-Market Commodity Derivative Contracts	(165,640)	—	—	(165,640)
Gathering, Processing and Marketing	5,227,051	3,304	—	5,230,355
Gains on Asset Dispositions, Net	154,852	4,493	15,217	174,562
Other, Net	89,708	(49)	(24)	89,635
Operating Revenues and Other (3)	16,794,591	309,860	170,948	17,275,399
Depreciation, Depletion and Amortization	3,296,499	91,971	46,938	3,435,408
Operating Income (Loss)	4,334,364	147,240	(12,258)	4,469,346
Interest Income	9,326	1,612	608	11,546
Other Income (Expense)	9,580	2,436	(6,858)	5,158
Net Interest Expense	253,352	—	(8,300)	245,052
Income (Loss) Before Income Taxes	4,099,918	151,288	(10,208)	4,240,998
Income Tax Provision	765,986	54,272	1,700	821,958
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	6,155,874	1,618	37,838	6,195,330
Total Property, Plant and Equipment, Net	27,786,086	210,183	79,250	28,075,519
Total Assets	33,178,733	629,633	126,108	33,934,474
2017
Crude Oil and Condensate	$6,225,711	$13,572	$17,113	$6,256,396
Natural Gas Liquids	729,545	—	16	729,561
Natural Gas	615,512	271,101	35,321	921,934
Gains on Mark-to-Market Commodity Derivative Contracts	19,828	—	—	19,828
Gathering, Processing and Marketing	3,298,098	(11)	—	3,298,087
Losses on Asset Dispositions, Net	(98,233)	(8)	(855)	(99,096)
Other, Net	81,610	59	(59)	81,610
Operating Revenues and Other (4)	10,872,071	284,713	51,536	11,208,320
Depreciation, Depletion and Amortization	3,269,196	115,321	24,870	3,409,387
Operating Income (Loss)	933,571	101,010	(108,179)	926,402
Interest Income	3,223	2,201	2,289	7,713
Other Income (Expense)	(9,659)	3,337	7,761	1,439
Net Interest Expense	303,941	—	(29,569)	274,372
Income (Loss) Before Income Taxes	623,194	106,548	(68,560)	661,182
Income Tax Provision (Benefit)	(1,964,343)	38,798	4,148	(1,921,397)
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	4,067,359	145,937	14,932	4,228,228
Total Property, Plant and Equipment, Net	25,125,427	313,357	226,253	25,665,037
Total Assets	28,312,599	974,477	546,002	29,833,078

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

(2)
EOG had sales activity with two significant purchasers in 2019, one totaling $2.4 billion, and the other totaling $2.2 billion of consolidated Operating Revenues and Other in the United States segment.

(3)	EOG had sales activity with two significant purchasers in 2018, one totaling $2.6 billion and the other totaling $2.3 billion of consolidated Operating Revenues and Other in the United States segment.

(4)	EOG had sales activity with two significant purchasers in 2017, one totaling $1.5 billion and the other totaling $1.3 billion of consolidated Operating Revenues and Other in the United States segment.

12.  Risk Management Activities

Commodity Price Risks.  EOG engages in price risk management activities from time to time.  These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas.  EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk.

During 2019, 2018 and 2017, EOG elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounted for these financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact is reflected in Cash Flows from Operating Activities.  During 2019, 2018 and 2017, EOG recognized net gains (losses) on the mark-to-market of financial commodity derivative contracts of $180 million, $(166) million and $20 million, respectively, which included cash received from (payments for) settlements of crude oil and natural gas derivative contracts of $231 million, $(259) million and $7 million, respectively.

Crude Oil Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between pricing in Midland, Texas, and Cushing, Oklahoma (Midland Differential). Presented below is a comprehensive summary of EOG's Midland Differential basis swap contracts for the year ended December 31, 2019. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of reduction to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

Midland Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through December 31, 2019 (closed)	20,000	$1.075

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in the U.S. Gulf Coast and Cushing, Oklahoma (Gulf Coast Differential). Presented below is a comprehensive summary of EOG's Gulf Coast Differential basis swap contracts for the year ended December 31, 2019. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Gulf Coast Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2019
January 1, 2019 through December 31, 2019 (closed)	13,000	$5.572

Presented below is a comprehensive summary of EOG's crude oil price swap contracts for the year ended December 31, 2019, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2019
April 2019 (closed)	25,000	$60.00
May 1, 2019 through December 31, 2019 (closed)	150,000	62.50

2020
January 1, 2020 through March 31, 2020	200,000	$59.33
April 1, 2020 through June 30, 2020	150,000	59.03
July 1, 2020 through September 30, 2020	50,000	58.32

NGLs Derivative Contracts. Presented below is a comprehensive summary of EOG's Mont Belvieu propane (non-TET) price swap contracts for the year ended December 31, 2019, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Mont Belvieu Propane Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2020
January 1, 2020 through December 31, 2020	4,000	$21.34

Natural Gas Derivative Contracts. Presented below is a comprehensive summary of EOG's natural gas price swap contracts for the year ended December 31, 2019, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)

2019
April 1, 2019 through October 31, 2019 (closed)	250,000	$2.90

Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts for the year ended December 31, 2019. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through December 31, 2020	30,000	$0.55

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Houston Ship Channel (HSC) and NYMEX Henry Hub prices (HSC Differential). Presented below is a comprehensive summary of EOG's HSC Differential basis swap contracts for the year ended December 31, 2019. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

HSC Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through December 31, 2020	60,000	$0.05

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Waha Hub in West Texas and NYMEX Henry Hub prices (Waha Differential). Presented below is a comprehensive summary of EOG's Waha Differential basis swap contracts for the year ended December 31, 2019. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Waha Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through December 31, 2020	50,000	$1.40

 Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at December 31, 2019 and 2018, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in thousands):

		Fair Value at December 31,
Description	Location on Balance Sheet	2019	2018
Asset Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$1,299	$23,806
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$20,194	$—

(1)	The current portion of Assets from Price Risk Management Activities consists of gross assets of $3 million, partially offset by gross liabilities of $2 million, at December 31, 2019.

(2)	The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $23 million, partially offset by gross assets of $3 million at December 31, 2019.

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

At December 31, 2019, EOG's net accounts receivable balance related to United States hydrocarbon sales included three receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from three petroleum refinery companies.  The related amounts were collected during early 2020.  At December 31, 2018, EOG's net accounts receivable balance related to United States hydrocarbon sales included three receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from three petroleum refinery companies.  The related amounts were collected during early 2019.

In 2019 and 2018, all natural gas from EOG's Trinidad operations was sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary. In 2019, all crude oil and condensate from EOG's Trinidad operations was sold to Heritage Petroleum Company Limited (Heritage). In 2018, all crude oil and condensate from EOG's Trinidad operations was sold to Heritage and its predecessor, the Petroleum Company of Trinidad and Tobago Limited. In 2019 and 2018, all natural gas from EOG's China operations was sold to Petrochina Company Limited.

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDA to be settled immediately.  See Note 13 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2019.  EOG had no collateral posted and held no collateral at December 31, 2019 and 2018.

Substantially all of EOG's accounts receivable at December 31, 2019 and 2018 resulted from hydrocarbon sales and/or joint interest billings to third-party companies, including foreign state-owned entities in the oil and gas industry.  This concentration of customers and joint interest owners may impact EOG's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions.  In determining whether or not to require collateral or other credit enhancements from a customer, EOG typically analyzes the entity's net worth, cash flows, earnings and credit ratings.  Receivables are generally not collateralized.  During the three-year period ended December 31, 2019, credit losses incurred on receivables by EOG have been immaterial.

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

The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at December 31, 2019 and 2018. Amounts shown in thousands.

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2019
Financial Assets (1):
Natural Gas Liquids Swaps	$—	$3,401	$—	$3,401
Natural Gas Basis Swaps	—	970	—	970
Financial Liabilities (2):
Crude Oil Swaps	—	23,266	—	23,266
At December 31, 2018
Financial Assets (1):
Crude Oil Swaps	$—	$23,806	$—	$23,806

(1)	$1 million and $24 million are included in "Current Assets - Assets from Price Risk Management Activities" at December 31, 2019 and 2018, respectively, on the Consolidated Balance Sheets.

(2)	$20 million is included in "Current Liabilities - Liabilities from Price Risk Management Activities" at December 31, 2019, on the Consolidated Balance Sheets.

The estimated fair value of crude oil, NGLs and natural gas derivative contracts (including options/collars) was based upon forward commodity price curves based on quoted market prices.  Commodity derivative contracts were valued by utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

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

During 2019, proved oil and gas properties; other property, plant and equipment; and other assets with a carrying amount of $998 million were written down to their fair value of $701 million, resulting in pretax impairment charges of $297 million. Included in the $297 million pretax impairment charges are $152 million of impairments of proved oil and gas properties for which EOG utilized an accepted offer from a third-party purchaser as the basis for determining fair value. In addition, EOG recorded impairment charges in 2019 of $90 million for a commodity price-related write-down of other assets.

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

Significant Level 3 inputs associated with the calculation of discounted cash flows used in the impairment analysis include EOG's estimate of future crude oil, NGLs and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 10.

Fair Value of Debt.  At December 31, 2019 and 2018, respectively, EOG had outstanding $5,140 million and $6,040 million aggregate principal amount of senior notes, which had estimated fair values of approximately $5,452 million and $6,027 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at year-end.

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

During 2019, proved oil and gas properties with a carrying amount of $408 million were written down to their fair value of $201 million, resulting in pretax impairment charges of $207 million. During 2018, proved oil and gas properties with a carrying amount of $139 million were written down to their fair value of $18 million, resulting in pretax impairment charges of $121 million. Impairments in 2019, 2018 and 2017 included domestic legacy natural gas assets. Amortization and impairments of unproved oil and gas property costs, including amortization of capitalized interest, were $220 million, $173 million and $211 million during 2019, 2018 and 2017, respectively.

15.  Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018

Carrying Amount at Beginning of Period	$954,377	$946,848
Liabilities Incurred	98,874	79,057
Liabilities Settled (1)	(58,673)	(70,829)
Accretion	43,462	36,622
Revisions	72,425	(38,932)
Foreign Currency Translations	245	1,611
Carrying Amount at End of Period	$1,110,710	$954,377

Current Portion	$37,127	$26,214
Noncurrent Portion	$1,073,583	$928,163

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

16.  Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the years ended December 31, 2019, 2018 and 2017 are presented below (in thousands):

	2019	2018	2017

Balance at January 1	$4,121	$2,167	$—
Additions Pending the Determination of Proved Reserves	83,175	10,304	27,487
Reclassifications to Proved Properties	(39,325)	(7,917)	(20,802)
Costs Charged to Expense (1)	(22,074)	(433)	(4,518)
Balance at December 31	$25,897	$4,121	$2,167

(1)	Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

At December 31, 2019, 2018 and 2017, all exploratory well costs had been capitalized for periods of less than one year.

17.  Acquisitions and Divestitures

During 2019, EOG paid cash for property acquisitions of $328 million in the United States. Additionally during 2019, EOG recognized net gains on asset dispositions of $124 million primarily due to sales of producing properties, acreage and other assets, as well as non-cash property exchanges in New Mexico, and received proceeds of approximately $140 million.

During 2018, EOG recognized a net gain on asset dispositions of $175 million primarily due to non-cash property exchanges in Texas, New Mexico and Wyoming. Additionally, EOG received proceeds in 2018 of approximately $227 million primarily due to the sale of its United Kingdom operations in the fourth quarter of 2018.

During 2017, EOG recognized a net loss on asset dispositions of $99 million and received proceeds of approximately $227 million primarily from sales of producing properties, other assets and acreage in Texas and Oklahoma.

Also during 2017, EOG completed acquisitions of approximately $73 million to acquire producing properties in various areas in the United States.

18. Leases

Lease costs are classified by the function of the ROU asset. The lease costs related to exploration and development activities are initially included in the Oil and Gas Properties line on the Consolidated Balance Sheets and subsequently accounted for in accordance with the Extractive Industries - Oil and Gas Topic of the ASC. Variable lease cost represents costs incurred above the contractual minimum payments and other charges associated with leased equipment, primarily for drilling and fracturing contracts classified as operating leases. The components of lease cost for the year ended December 31, 2019, were as follows (in millions):

Year Ended December 31, 2019
Operating Lease Cost	$497
Finance Lease Cost:
Amortization of Lease Assets	13
Interest on Lease Liabilities	2
Variable Lease Cost	138
Short-Term Lease Cost	333
Total Lease Cost	$983

The following table sets forth the amounts and classification of EOG's outstanding ROU assets and related lease liabilities and supplemental information at December 31, 2019 (in millions, except lease terms and discount rates):

Description	Location on Balance Sheet	Amount
Assets
Operating Leases	Other Assets	$773
Finance Leases	Property, Plant and Equipment, Net (1)	53
Total		$826

Liabilities
Current
Operating Leases	Current Portion of Operating Lease Liabilities	$369
Finance Leases	Current Portion of Long-Term Debt	15
Long-Term
Operating Leases	Other Liabilities	430
Finance Leases	Long-Term Debt	43
Total		$857

(1)	Finance lease assets are recorded net of accumulated amortization of $60 million at December 31, 2019.

Year Ended December 31, 2019
Weighted Average Remaining Lease Term (in years):
Operating Leases	3.2
Finance Leases	4.7

Weighted Average Discount Rate:
Operating Leases	3.5%
Finance Leases	3.0%

Cash paid for leases was as follows for the year ended December 31, 2019 (in millions):

Year Ended December 31, 2019
Repayment of Operating Lease Liabilities Associated with Operating Activities	$225
Repayment of Operating Lease Liabilities Associated with Investing Activities	270
Repayment of Finance Lease Liabilities	13

Upon adoption of ASU 2016-02 effective January 1, 2019, EOG recognized operating lease ROU assets of $566 million. Non-cash leasing activities for the twelve months ended December 31, 2019, included the addition of $784 million of operating leases.

At December 31, 2019, the future minimum lease payments under non-cancellable leases were as follows (in millions):

	Operating Leases	Finance Leases
2020	$390	$15
2021	209	15
2022	126	12
2023	56	8
2024	29	8
2025 and Beyond	40	6
Total Lease Payments	850	64
Less: Discount to Present Value	51	6
Total Lease Liabilities	799	58
Less: Current Portion of Lease Liabilities	369	15
Long-Term Lease Liabilities	$430	$43

At December 31, 2019, EOG had additional leases of $699 million, of which $521 million and $178 million were expected to commence in 2020 and 2021, respectively, with lease terms of one month to 10 years.

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
(In Thousands, Except Per Share Data, Unless Otherwise Indicated)
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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs were recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe.  Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded.  EOG has formulated development plans for all drilling locations associated with its PUDs at December 31, 2019.  Under these plans, each PUD location will be drilled within five years from the date it was recorded.  Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

In making estimates of PUDs, EOG's technical staff, including engineers and geoscientists, perform detailed technical analysis of each potential drilling location within its inventory of prospects.  In making a determination as to which of these locations would penetrate undrilled portions of the formation that can be judged, with reasonable certainty, to be continuous and contain economically producible crude oil, NGLs and natural gas, studies are conducted using numerous data elements and analysis techniques.  EOG's technical staff estimates the hydrocarbons in place, by mapping the entirety of the play in question using seismic techniques, typically employing two-dimensional and three-dimensional data.  This analysis is integrated with other static data, including, but not limited to, core analysis, mechanical properties of the formation, thermal maturity indicators, and well logs of existing penetrations.  Highly specialized equipment is utilized to prepare rock samples in assessing microstructures which contribute to porosity and permeability.

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

Estimates of proved reserves at December 31, 2019, 2018 and 2017 were based on studies performed by the engineering staff of EOG.  The Engineering and Acquisitions Department is directly responsible for EOG's reserve evaluation process and consists of 17 professionals, all of whom hold, at a minimum, bachelor's degrees in engineering, and four of whom are Registered Professional Engineers.  The Vice President, Engineering and Acquisitions is the manager of this department and is the primary technical person responsible for this process.  The Vice President, Engineering and Acquisitions holds a Bachelor of Science degree in Petroleum Engineering, has 33 years of experience in reserve evaluations and is a Registered Professional Engineer.

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

Opinions by D&M for the years ended December 31, 2019, 2018 and 2017 covered producing areas containing 82%, 79% and 79%, respectively, of proved reserves of EOG on a net-equivalent-barrel-of-oil basis.  D&M's opinions indicate that the estimates of proved reserves prepared by EOG's Engineering and Acquisitions Department for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M.  Specifically, such estimates by D&M in the aggregate varied by not more than 5% from those prepared by the Engineering and Acquisitions Department of EOG.  All reports by D&M were developed utilizing geological and engineering data provided by EOG.  The report of D&M dated January 24, 2020, which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M's technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

No major discovery or other favorable or adverse event subsequent to December 31, 2019, is believed to have caused a material change in the estimates of net proved reserves as of that date.

The following tables set forth EOG's net proved reserves at December 31 for each of the four years in the period ended December 31, 2019, and the changes in the net proved reserves for each of the three years in the period ended December 31, 2019, as estimated by the Engineering and Acquisitions Department of EOG:

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET PROVED RESERVE SUMMARY

	United States	Trinidad	Other International (1)	Total
NET PROVED RESERVES

Crude Oil (MBbl) (2)
Net proved reserves at December 31, 2016	1,168,491	839	8,255	1,177,585
Revisions of previous estimates	57,935	80	(179)	57,836
Purchases in place	1,111	—	—	1,111
Extensions, discoveries and other additions	207,137	301	119	207,557
Sales in place	(8,393)	—	—	(8,393)
Production	(122,210)	(322)	(191)	(122,723)
Net proved reserves at December 31, 2017	1,304,071	898	8,004	1,312,973
Revisions of previous estimates	(13,237)	(183)	44	(13,376)
Purchases in place	2,743	—	—	2,743
Extensions, discoveries and other additions	383,003	—	15	383,018
Sales in place	(768)	—	(6,310)	(7,078)
Production	(144,128)	(298)	(1,542)	(145,968)
Net proved reserves at December 31, 2018	1,531,684	417	211	1,532,312
Revisions of previous estimates	(42,959)	85	(8)	(42,882)
Purchases in place	2,859	—	—	2,859
Extensions, discoveries and other additions	369,968	—	28	369,996
Sales in place	(1,282)	—	—	(1,282)
Production	(166,310)	(236)	(40)	(166,586)
Net proved reserves at December 31, 2019	1,693,960	266	191	1,694,417

Natural Gas Liquids (MBbl) (2)
Net proved reserves at December 31, 2016	416,366	—	—	416,366
Revisions of previous estimates	46,843	—	—	46,843
Purchases in place	421	—	—	421
Extensions, discoveries and other additions	75,003	—	—	75,003
Sales in place	(2,887)	—	—	(2,887)
Production	(32,273)	—	—	(32,273)
Net proved reserves at December 31, 2017	503,473	—	—	503,473
Revisions of previous estimates	23,942	—	—	23,942
Purchases in place	2,006	—	—	2,006
Extensions, discoveries and other additions	127,409	—	—	127,409
Sales in place	(41)	—	—	(41)
Production	(42,460)	—	—	(42,460)
Net proved reserves at December 31, 2018	614,329	—	—	614,329
Revisions of previous estimates	5,380	—	—	5,380
Purchases in place	1,948	—	—	1,948
Extensions, discoveries and other additions	167,782	—	—	167,782
Sales in place	(855)	—	—	(855)
Production	(48,892)	—	—	(48,892)
Net proved reserves at December 31, 2019	739,692	—	—	739,692

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
Natural Gas (Bcf) (3)
Net proved reserves at December 31, 2016	3,021.2	280.9	15.8	3,317.9
Revisions of previous estimates	602.8	(27.4)	8.6	584.0
Purchases in place	4.8	—	—	4.8
Extensions, discoveries and other additions	619.3	174.2	35.9	829.4
Sales in place	(56.4)	—	—	(56.4)
Production	(293.2)	(114.3)	(9.1)	(416.6)
Net proved reserves at December 31, 2017	3,898.5	313.4	51.2	4,263.1
Revisions of previous estimates	(127.2)	20.7	15.0	(91.5)
Purchases in place	41.3	—	—	41.3
Extensions, discoveries and other additions	951.4	—	4.6	956.0
Sales in place	(22.2)	—	—	(22.2)
Production	(351.2)	(97.1)	(11.2)	(459.5)
Net proved reserves at December 31, 2018	4,390.6	237.0	59.6	4,687.2
Revisions of previous estimates	(184.4)	47.0	2.6	(134.8)
Purchases in place	71.7	—	—	71.7
Extensions, discoveries and other additions	1,175.9	87.5	9.7	1,273.1
Sales in place	(14.5)	—	—	(14.5)
Production	(404.5)	(95.4)	(13.1)	(513.0)
Net proved reserves at December 31, 2019	5,034.8	276.1	58.8	5,369.7

Oil Equivalents (MBoe) (2)
Net proved reserves at December 31, 2016	2,088,392	47,661	10,880	2,146,933
Revisions of previous estimates	205,262	(4,493)	1,249	202,018
Purchases in place	2,332	—	—	2,332
Extensions, discoveries and other additions	385,354	29,340	6,104	420,798
Sales in place	(20,687)	—	—	(20,687)
Production	(203,351)	(19,366)	(1,707)	(224,424)
Net proved reserves at December 31, 2017	2,457,302	53,142	16,526	2,526,970
Revisions of previous estimates	(10,500)	3,272	2,544	(4,684)
Purchases in place	11,640	—	—	11,640
Extensions, discoveries and other additions	668,972	—	778	669,750
Sales in place	(4,509)	—	(6,310)	(10,819)
Production	(245,127)	(16,478)	(3,406)	(265,011)
Net proved reserves at December 31, 2018	2,877,778	39,936	10,132	2,927,846
Revisions of previous estimates	(68,317)	7,915	431	(59,971)
Purchases in place	16,761	—	—	16,761
Extensions, discoveries and other additions	733,730	14,577	1,661	749,968
Sales in place	(4,555)	—	—	(4,555)
Production	(282,619)	(16,130)	(2,232)	(300,981)
Net proved reserves at December 31, 2019	3,272,778	46,298	9,992	3,329,068

(1)	Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2019, EOG added 750 million barrels of oil equivalent (MMBoe) of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin, the Eagle Ford and the Rocky Mountain area.  Approximately 72% of the 2019 reserve additions were crude oil and condensate and NGLs, and substantially all were in the United States.  Sales in place of 5 MMBoe were primarily related to the sale of certain South Texas Area operations and the sale or exchange of other producing assets. Revisions of previous estimates of negative 60 MMBoe for 2019 included a decrease in the average crude oil, NGLs and natural gas prices used in the December 31, 2019, reserves estimation as compared to the prices used in the prior year estimate. The primary area affected was the Rocky Mountain area. Purchases in place of 17 MMBoe were primarily related to the South Texas Area.

During 2018, EOG added 670 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin, the Eagle Ford, the Rocky Mountain area and the Mid-Continent area.  Approximately 76% of the 2018 reserve additions were crude oil and condensate and NGLs, and substantially all were in the United States.  Sales in place of 11 MMBoe were primarily related to the sale of the United Kingdom operations and the sale or exchange of other producing assets. Revisions of previous estimates of negative 5 MMBoe for 2018 included an upward revision of 35 MMBoe primarily due to increases in the average crude oil, NGLs and natural gas prices used in the December 31, 2018, reserves estimation as compared to the prices used in the prior year estimate. The primary areas affected were in the Rocky Mountain area, the Eagle Ford and the Permian Basin. Downward revisions other than price of 40 MMBoe resulted primarily from changes in production forecasts and higher production costs. Purchases in place of 12 MMBoe were primarily related to the South Texas Area.

During 2017, EOG added 421 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin, the Eagle Ford, the Rocky Mountain area and Trinidad.  Approximately 67% of the 2017 reserve additions were crude oil and condensate and NGLs, and 92% were in the United States.  Sales in place of 21 MMBoe were primarily related to the sale or exchange of certain producing assets. Revisions of previous estimates of 202 MMBoe for 2017 included an upward revision of 154 MMBoe primarily due to increases in the average crude oil, NGLs and natural gas prices used in the December 31, 2017, reserves estimation as compared to the prices used in the prior year estimate. The primary plays affected were in the Rocky Mountain area, the Eagle Ford and the Permian Basin. Positive revisions other than price of 48 MMBoe resulted primarily from improved well performance in the Permian Basin and lower production costs. Purchases in place of 2 MMBoe were primarily related to the Permian Basin.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
NET PROVED DEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2016	507,531	839	8,255	516,625
December 31, 2017	605,405	898	7,933	614,236
December 31, 2018	712,218	417	150	712,785
December 31, 2019	801,189	266	143	801,598
Natural Gas Liquids (MBbl)
December 31, 2016	230,219	—	—	230,219
December 31, 2017	286,872	—	—	286,872
December 31, 2018	341,386	—	—	341,386
December 31, 2019	387,253	—	—	387,253
Natural Gas (Bcf)
December 31, 2016	1,804.4	262.2	15.8	2,082.4
December 31, 2017	2,450.8	299.2	29.3	2,779.3
December 31, 2018	2,699.0	223.9	40.9	2,963.8
December 31, 2019	2,974.6	177.7	41.8	3,194.1
Oil Equivalents (MBoe)
December 31, 2016	1,038,483	44,543	10,880	1,093,906
December 31, 2017	1,300,758	50,779	12,798	1,364,335
December 31, 2018	1,503,441	37,746	6,950	1,548,137
December 31, 2019	1,684,209	29,886	7,117	1,721,212
NET PROVED UNDEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2016	660,690	—	—	660,690
December 31, 2017	698,666	—	71	698,737
December 31, 2018	819,466	—	61	819,527
December 31, 2019	892,771	—	48	892,819
Natural Gas Liquids (MBbl)
December 31, 2016	186,147	—	—	186,147
December 31, 2017	216,601	—	—	216,601
December 31, 2018	272,943	—	—	272,943
December 31, 2019	352,439	—	—	352,439
Natural Gas (Bcf)
December 31, 2016	1,216.8	18.7	—	1,235.5
December 31, 2017	1,447.7	14.2	21.9	1,483.8
December 31, 2018	1,691.6	13.1	18.7	1,723.4
December 31, 2019	2,060.2	98.4	17.0	2,175.6
Oil Equivalents (MBoe)
December 31, 2016	1,049,909	3,118	—	1,053,027
December 31, 2017	1,156,544	2,363	3,728	1,162,635
December 31, 2018	1,374,337	2,190	3,182	1,379,709
December 31, 2019	1,588,569	16,412	2,875	1,607,856

(1)	Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Proved Undeveloped Reserves. The following table presents the changes in EOG's total proved undeveloped reserves during 2019, 2018 and 2017 (in MBoe):

	2019	2018	2017

Balance at January 1	1,379,709	1,162,635	1,053,027
Extensions and Discoveries	578,317	490,725	237,378
Revisions	(49,837)	(8,244)	33,127
Acquisition of Reserves	1,711	311	—
Sale of Reserves	—	—	(8,253)
Conversion to Proved Developed Reserves	(302,044)	(265,718)	(152,644)
Balance at December 31	1,607,856	1,379,709	1,162,635

For the twelve-month period ended December 31, 2019, total PUDs increased by 228 MMBoe to 1,608 MMBoe.  EOG added approximately 38 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs (see discussion of technology employed on pages F-39 and F-40 of this Annual Report on Form 10-K), EOG added 540 MMBoe.  The PUD additions were primarily in the Permian Basin, the Eagle Ford and, to a lesser extent, the Rocky Mountain area, and 73% of the additions were crude oil and condensate and NGLs.  During 2019, EOG drilled and transferred 302 MMBoe of PUDs to proved developed reserves at a total capital cost of $3,032 million.  All PUDs, including drilled but uncompleted wells (DUCs), are scheduled for completion within five years of the original reserve booking.

For the twelve-month period ended December 31, 2018, total PUDs increased by 217 MMBoe to 1,380 MMBoe.  EOG added approximately 31 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 460 MMBoe.  The PUD additions were primarily in the Permian Basin, Anadarko Basin, the Eagle Ford and, to a lesser extent, the Rocky Mountain area, and 80% of the additions were crude oil and condensate and NGLs.  During 2018, EOG drilled and transferred 266 MMBoe of PUDs to proved developed reserves at a total capital cost of $2,745 million.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized Costs Relating to Oil and Gas Producing Activities.  The following table sets forth the capitalized costs relating to EOG's crude oil, NGLs and natural gas producing activities at December 31, 2019 and 2018:

	2019	2018

Proved properties	$59,229,686	$53,624,809
Unproved properties	3,600,729	3,705,207
Total	62,830,415	57,330,016
Accumulated depreciation, depletion and amortization	(35,033,085)	(31,674,085)
Net capitalized costs	$27,797,330	$25,655,931

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth costs incurred related to EOG's oil and gas activities for the years ended December 31, 2019, 2018 and 2017:

	United States	Trinidad	Other International (1)	Total
2019
Acquisition Costs of Properties
Unproved (2)	$276,092	$—	$—	$276,092
Proved (3)	379,938	—	—	379,938
Subtotal	656,030	—	—	656,030
Exploration Costs	213,505	46,616	13,218	273,339
Development Costs (4)	5,661,753	25,007	12,096	5,698,856
Total	$6,531,288	$71,623	$25,314	$6,628,225
2018
Acquisition Costs of Properties
Unproved (5)	$486,081	$1,258	$—	$487,339
Proved (6)	123,684	—	—	123,684
Subtotal	609,765	1,258	—	611,023
Exploration Costs	157,222	22,511	13,895	193,628
Development Costs (7)	5,605,264	(12,863)	22,628	5,615,029
Total	$6,372,251	$10,906	$36,523	$6,419,680
2017
Acquisition Costs of Properties
Unproved (8)	$424,118	$2,422	$—	$426,540
Proved (9)	72,584	—	—	72,584
Subtotal	496,702	2,422	—	499,124
Exploration Costs	144,499	62,547	16,553	223,599
Development Costs (10)	3,590,899	109,491	16,297	3,716,687
Total	$4,232,100	$174,460	$32,850	$4,439,410

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

(2)	Includes non-cash unproved leasehold acquisition costs of $98 million related to property exchanges.

(3)	Includes non-cash proved property acquisition costs of $52 million related to property exchanges.

(4)	Includes Asset Retirement Costs of $181 million, $1 million and $4 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.

(5)	Includes non-cash unproved leasehold acquisition costs of $291 million related to property exchanges.

(6)	Includes non-cash proved property acquisition costs of $71 million related to property exchanges.

(7)	Includes Asset Retirement Costs of $90 million, $(12) million and $(8) million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.

(8)	Includes non-cash unproved leasehold acquisition costs of $256 million related to property exchanges.

(9)	Includes non-cash proved property acquisition costs of $26 million related to property exchanges.

(10)	Includes Asset Retirement Costs of $50 million, $2 million and $4 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Operations for Oil and Gas Producing Activities (1). The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2019, 2018 and 2017:

	United States	Trinidad	Other International (2)	Total
2019
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$11,250,853	$269,957	$60,635	$11,581,445
Other	134,325	18	15	134,358
Total	11,385,178	269,975	60,650	11,715,803
Exploration Costs	130,302	4,290	5,289	139,881
Dry Hole Costs	11,133	13,033	3,835	28,001
Transportation Costs	753,558	4,014	728	758,300
Gathering and Processing Costs	479,102	—	—	479,102
Production Costs	2,063,078	30,539	40,369	2,133,986
Impairments	510,948	5,713	1,235	517,896
Depreciation, Depletion and Amortization	3,560,609	79,156	17,832	3,657,597
Income (Loss) Before Income Taxes	3,876,448	133,230	(8,638)	4,001,040
Income Tax Provision	884,450	54,980	3,152	942,582
Results of Operations	$2,991,998	$78,250	$(11,790)	$3,058,458
2018
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$11,488,620	$302,112	$155,755	$11,946,487
Other	89,708	(49)	(24)	89,635
Total	11,578,328	302,063	155,731	12,036,122
Exploration Costs	121,572	21,402	6,025	148,999
Dry Hole Costs	4,983	—	422	5,405
Transportation Costs	742,792	3,236	848	746,876
Gathering and Processing Costs (3)	404,471	—	32,502	436,973
Production Costs	1,924,504	33,506	70,073	2,028,083
Impairments	344,595	—	2,426	347,021
Depreciation, Depletion and Amortization	3,181,801	91,788	46,687	3,320,276
Income (Loss) Before Income Taxes	4,853,610	152,131	(3,252)	5,002,489
Income Tax Provision	1,086,077	12,170	1,898	1,100,145
Results of Operations	$3,767,533	$139,961	$(5,150)	$3,902,344
2017
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$7,570,768	$284,673	$52,450	$7,907,891
Other	81,610	59	(59)	81,610
Total	7,652,378	284,732	52,391	7,989,501
Exploration Costs	113,334	26,245	5,763	145,342
Dry Hole Costs	91	—	4,518	4,609
Transportation Costs	737,403	1,885	1,064	740,352
Production Costs	1,446,333	27,839	88,038	1,562,210
Impairments	477,223	—	2,017	479,240
Depreciation, Depletion and Amortization	3,157,056	115,174	24,536	3,296,766
Income (Loss) Before Income Taxes	1,720,938	113,589	(73,545)	1,760,982
Income Tax Provision (Benefit)	625,562	24,882	(1,342)	649,102
Results of Operations	$1,095,376	$88,707	$(72,203)	$1,111,880

(1)
Excludes gains or losses on the mark-to-market of financial commodity derivative contracts, gains or losses on sales of reserves and related assets, interest charges and general corporate expenses for each of the three years in the period ended December 31, 2019.

(2)	Other International primarily consists of EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth production costs per barrel of oil equivalent, excluding severance/production and ad valorem taxes, for the years ended December 31, 2019, 2018 and 2017:

	United States	Trinidad	Other International (1)	Composite

Year Ended December 31, 2019	$4.59	$1.85	$18.26	$4.54
Year Ended December 31, 2018	$4.84	$1.67	$20.19	$4.84
Year Ended December 31, 2017	$4.58	$1.39	$50.86	$4.66

(1)	Other International primarily consists of EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information has been developed utilizing procedures prescribed by the Extractive Industries - Oil and Gas Topic of the ASC and based on crude oil, NGL and natural gas reserves and production volumes estimated by the Engineering and Acquisitions Department of EOG.  The estimates were based on a 12-month average for commodity prices for the years 2019, 2018 and 2017.  The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating EOG or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of EOG.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the standardized measure of discounted future net cash flows from projected production of EOG's oil and gas reserves for the years ended December 31, 2019, 2018 and 2017:

	United States	Trinidad	Other International (1)	Total
2019
Future cash inflows (2)	$120,359,769	$813,102	$305,491	$121,478,362
Future production costs	(42,387,801)	(166,705)	(87,381)	(42,641,887)
Future development costs	(20,355,746)	(212,303)	(18,400)	(20,586,449)
Future income taxes	(11,459,567)	(73,508)	(32,423)	(11,565,498)
Future net cash flows	46,156,655	360,586	167,287	46,684,528
Discount to present value at 10% annual rate	(21,042,593)	(86,009)	(35,161)	(21,163,763)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$25,114,062	$274,577	$132,126	$25,520,765
2018
Future cash inflows (3)	$133,066,375	$749,695	$303,620	$134,119,690
Future production costs	(42,351,174)	(204,444)	(99,024)	(42,654,642)
Future development costs	(16,577,794)	(78,199)	(11,900)	(16,667,893)
Future income taxes	(14,756,011)	(174,382)	(31,748)	(14,962,141)
Future net cash flows	59,381,396	292,670	160,948	59,835,014
Discount to present value at 10% annual rate	(27,348,744)	(26,832)	(33,483)	(27,409,059)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$32,032,652	$265,838	$127,465	$32,425,955
2017
Future cash inflows (4)	$83,652,363	$904,141	$664,560	$85,221,064
Future production costs	(32,018,812)	(239,213)	(311,383)	(32,569,408)
Future development costs	(13,395,873)	(84,379)	(58,543)	(13,538,795)
Future income taxes	(5,948,453)	(195,855)	(16,233)	(6,160,541)
Future net cash flows	32,289,225	384,694	278,401	32,952,320
Discount to present value at 10% annual rate	(14,532,290)	(52,267)	(40,103)	(14,624,660)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$17,756,935	$332,427	$238,298	$18,327,660

(1)	Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

(2)
Estimated crude oil prices used to calculate 2019 future cash inflows for the United States, Trinidad and Other International were $57.51, $46.77, and $57.22, respectively. Estimated NGL price used to calculate 2019 future cash inflows for the United States was $16.91. Estimated natural gas prices used to calculate 2019 future cash inflows for the United States, Trinidad and Other International were $2.07, $2.90, and $5.01, respectively.

(3)
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

(4)
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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, for each of the three years in the period ended December 31, 2019:

	United States	Trinidad	Other International (1)	Total

December 31, 2016	$8,493,727	$185,750	$132,680	$8,812,157
Sales and transfers of oil and gas produced, net of production costs	(5,387,031)	(254,948)	36,649	(5,605,330)
Net changes in prices and production costs	6,606,908	436,969	77,668	7,121,545
Extensions, discoveries, additions and improved recovery, net of related costs	3,644,041	270,255	43,952	3,958,248
Development costs incurred	1,435,600	4,700	—	1,440,300
Revisions of estimated development cost	(114,464)	9,683	(20,096)	(124,877)
Revisions of previous quantity estimates	2,460,498	(58,373)	36,146	2,438,271
Accretion of discount	849,373	24,066	13,268	886,707
Net change in income taxes	(1,918,989)	(114,575)	(10,099)	(2,043,663)
Purchases of reserves in place	30,362	—	—	30,362
Sales of reserves in place	(76,527)	—	—	(76,527)
Changes in timing and other	1,733,437	(171,100)	(71,870)	1,490,467
December 31, 2017	17,756,935	332,427	238,298	18,327,660
Sales and transfers of oil and gas produced, net of production costs	(8,416,853)	(265,370)	(52,399)	(8,734,622)
Net changes in prices and production costs	12,750,466	84,353	21,610	12,856,429
Extensions, discoveries, additions and improved recovery, net of related costs	8,418,666	—	12,287	8,430,953
Development costs incurred	2,732,560	—	12,600	2,745,160
Revisions of estimated development cost	(410,741)	4,030	(3,814)	(410,525)
Revisions of previous quantity estimates	(173,084)	39,608	31,750	(101,726)
Accretion of discount	1,967,592	50,191	24,839	2,042,622
Net change in income taxes	(4,965,373)	3,844	(11,529)	(4,973,058)
Purchases of reserves in place	116,887	—	—	116,887
Sales of reserves in place	(35,874)	—	(82,058)	(117,932)
Changes in timing and other	2,291,471	16,755	(64,119)	2,244,107
December 31, 2018	32,032,652	265,838	127,465	32,425,955
Sales and transfers of oil and gas produced, net of production costs	(7,955,115)	(235,404)	(19,919)	(8,210,438)
Net changes in prices and production costs	(10,973,981)	65,962	27,572	(10,880,447)
Extensions, discoveries, additions and improved recovery, net of related costs	5,608,038	85,233	16,287	5,709,558
Development costs incurred	3,003,510	22,820	5,820	3,032,150
Revisions of estimated development cost	(597,869)	(129,047)	(11,108)	(738,024)
Revisions of previous quantity estimates	(812,781)	116,062	1,198	(695,521)
Accretion of discount	3,891,701	43,148	14,909	3,949,758
Net change in income taxes	1,454,050	93,975	682	1,548,707
Purchases of reserves in place	98,539	—	—	98,539
Sales of reserves in place	(50,651)	—	—	(50,651)
Changes in timing and other	(584,031)	(54,010)	(30,780)	(668,821)
December 31, 2019	$25,114,062	$274,577	$132,126	$25,520,765

(1)	Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Unaudited Quarterly Financial Information
(In Thousands, Except Per Share Data)

Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
2019
Operating Revenues and Other	$4,058,642	$4,697,630	$4,303,455	$4,320,246
Operating Income	$876,530	$1,130,771	$827,959	$863,751
Income Before Income Taxes	$827,236	$1,089,366	$797,457	$831,208
Income Tax Provision	191,810	241,525	182,335	194,687
Net Income	$635,426	$847,841	$615,122	$636,521
Net Income Per Share (1)
Basic	$1.10	$1.47	$1.06	$1.10
Diluted	$1.10	$1.46	$1.06	$1.10
Average Number of Common Shares
Basic	577,207	577,460	577,839	578,219
Diluted	580,222	580,247	581,271	580,849
2018
Operating Revenues and Other	$3,681,162	$4,238,077	$4,781,624	$4,574,536
Operating Income	$874,588	$964,931	$1,506,687	$1,123,140
Income Before Income Taxes	$813,359	$892,936	$1,446,363	$1,088,340
Income Tax Provision	174,770	196,205	255,411	195,572
Net Income	$638,589	$696,731	$1,190,952	$892,768
Net Income Per Share (1)
Basic	$1.11	$1.21	$2.06	$1.55
Diluted	$1.10	$1.20	$2.05	$1.54
Average Number of Common Shares
Basic	575,775	576,135	577,254	577,035
Diluted	579,726	580,375	581,559	580,288

(1)	The sum of quarterly net income per share may not agree with total year net income per share as each quarterly computation is based on the weighted average of common shares outstanding.

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

3.1(n)	-	Certificate of Amendment of Restated Certificate of Incorporation, dated April 28, 2017 (Exhibit 3.1 to EOG's Current Report on Form 8-K, filed May 2, 2017) (SEC File No. 001-09743).

3.2	-	Bylaws, dated August 23, 1989, as amended and restated effective as of September 22, 2015 (Exhibit 3.1 to EOG's Current Report on Form 8-K, filed September 28, 2015) (SEC File No. 001-09743).

*4.1	-	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

4.2	-	Specimen of Certificate evidencing EOG's Common Stock (Exhibit 3.3 to EOG's Annual Report on Form 10-K for the year ended December 31, 1999) (SEC File No. 001-09743).

4.3	-
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

Exhibit Number		Description

10.1(d)+	-
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

Exhibit Number		Description

10.2(g)+	-
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
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to September 22, 2014) (Exhibit 4.8 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(k)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 22, 2014 and prior to September 27, 2016) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (SEC File No. 001-09743).

10.2(l)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 27, 2016 and prior to September 25, 2017) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) (SEC File No. 001-09743).

10.2(m)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable only to grants made effective December 13, 2016) (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed December 19, 2016) (SEC File No. 001-09743).

10.2(n)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 25, 2017 and prior to September 27, 2018) (Exhibit 10.3 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

10.2(o)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 27, 2018 and prior to September 26, 2019) (Exhibit 10.3 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018) (SEC File No. 001-09743).

10.2(p)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 26, 2019 and subsequent grants) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (SEC File No. 001-09743).

10.2(q)+	-
Form of Performance Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 4.9 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(r)	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to May 6, 2019) (Exhibit 4.10 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.2(s)	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective May 6, 2019 and subsequent grants) (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019) (SEC File No. 001-09743).

10.2(t)	-
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
Amendment 2 to the EOG Resources, Inc. 409A Deferred Compensation Plan, effective as of January 1, 2018 (Exhibit 10.3(d) to EOG's Annual Report on Form 10-K for the year ended December 31, 2018) (SEC File No. 001-09743).

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

10.6(a)+	-
Change of Control Agreement by and between EOG and Michael P. Donaldson, effective as of May 3, 2012 (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (SEC File No. 001-09743).

10.6(b)+	-
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

10.8+	-
Change of Control Agreement by and between EOG and Ezra Y. Yacob, effective as of January 26, 2018 (Exhibit 10.10 to EOG's Annual Report on Form 10-K for the year ended December 31, 2017) (SEC File No. 001-09743).

10.9+	-
Change of Control Agreement by and between EOG and Kenneth W. Boedeker, effective as of December 19, 2018 (Exhibit 10.11 to EOG's Annual Report on Form 10-K for the year ended December 31, 2018) (SEC File No. 001-09743).

Exhibit Number		Description

10.10(a)+	-
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

10.11(a)+	-	EOG Resources, Inc. Annual Bonus Plan (effective January 1, 2019) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) (SEC File No. 001-09743).

10.11(b)+	-
EOG Resources, Inc. Amended and Restated Executive Officer Annual Bonus Plan (terminated effective January 1, 2019) (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010) (SEC File No. 001-09743).

10.12(a)+	-
EOG Resources, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective January 1, 2018)(Exhibit 4.4(a) to EOG's Registration Statement on Form S-8, SEC File No. 333-224466, filed April 26, 2018).

10.12(b)+	-	EOG Resources, Inc. Employee Stock Purchase Plan (as in effect prior to January 1, 2018) (Exhibit 4.4 to EOG's Registration Statement on Form S-8, SEC File No. 333-62256, filed June 4, 2001).

10.12(c)+	-
Amendment to EOG Resources, Inc. Employee Stock Purchase Plan, dated effective as of January 1, 2010 (as in effect prior to January 1, 2018) (Exhibit 4.3(b) to EOG's Registration Statement on Form S-8, SEC File No. 333-166518, filed May 4, 2010).

10.13	-
Revolving Credit Agreement, dated as of June 27, 2019, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed July 2, 2019) (SEC File No. 001-09743).

*21	-	Subsidiaries of EOG, as of December 31, 2019.

*23.1	-	Consent of DeGolyer and MacNaughton.

*23.2	-	Consent of Deloitte & Touche LLP.

*24	-	Powers of Attorney.

*31.1	-	Section 302 Certification of Annual Report of Principal Executive Officer.

*31.2	-	Section 302 Certification of Annual Report of Principal Financial Officer.

*32.1	-	Section 906 Certification of Annual Report of Principal Executive Officer.

*32.2	-	Section 906 Certification of Annual Report of Principal Financial Officer.

*95	-	Mine Safety Disclosure Exhibit.

*99.1	-	Opinion of DeGolyer and MacNaughton dated January 24, 2020.

Exhibit Number		Description

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* **101.SCH	-	Inline XBRL Schema Document.

* **101.CAL	-	Inline XBRL Calculation Linkbase Document.

* **101.DEF	-	Inline XBRL Definition Linkbase Document.

* **101.LAB	-	Inline XBRL Label Linkbase Document.

* **101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Exhibits filed herewith

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2019, (ii) the Consolidated Balance Sheets - December 31, 2019 and 2018, (iii) the Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2019, (iv) the Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2019 and (v) the Notes to Consolidated Financial Statements.

+ Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	February 27, 2020	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with EOG Resources, Inc. indicated and on the 27th day of February, 2020.

	Signature	Title

	/s/ WILLIAM R. THOMAS	Chairman of the Board and Chief Executive Officer and
	(William R. Thomas)	Director (Principal Executive Officer)

	/s/ TIMOTHY K. DRIGGERS	Executive Vice President and Chief Financial Officer
	(Timothy K. Driggers)	(Principal Financial Officer)

	/s/ ANN D. JANSSEN	Senior Vice President and Chief Accounting Officer
	(Ann D. Janssen)	(Principal Accounting Officer)

	*	Director
(Janet F. Clark)

	*	Director
(Charles R. Crisp)

	*	Director
(Robert P. Daniels)

	*	Director
(James C. Day)

	*	Director
(C. Christopher Gaut)

	*	Director
(Julie J. Robertson)

	*	Director
(Donald F. Textor)

*By:	/s/ MICHAEL P. DONALDSON
(Michael P. Donaldson)
(Attorney-in-fact for persons indicated)