Form 10-Q
period 2020-03-31
EOG RESOURCES INC
filed 2020-05-07
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	582,045,941	(as of April 29, 2020)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Revenues and Other
Crude Oil and Condensate	$2,065,498	$2,200,403
Natural Gas Liquids	160,535	218,638
Natural Gas	209,764	334,972
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	1,205,773	(20,580)
Gathering, Processing and Marketing	1,038,646	1,285,654
Gains (Losses) on Asset Dispositions, Net	16,460	(3,836)
Other, Net	21,016	43,391
Total	4,717,692	4,058,642
Operating Expenses
Lease and Well	329,659	336,291
Transportation Costs	208,296	176,522
Gathering and Processing Costs	128,482	111,295
Exploration Costs	39,677	36,324
Dry Hole Costs	372	94
Impairments	1,572,935	72,356
Marketing Costs	1,108,993	1,270,057
Depreciation, Depletion and Amortization	1,000,060	879,595
General and Administrative	114,273	106,672
Taxes Other Than Income	157,360	192,906
Total	4,660,107	3,182,112
Operating Income	57,585	876,530
Other Income, Net	18,108	5,612
Income Before Interest Expense and Income Taxes	75,693	882,142
Interest Expense, Net	44,690	54,906
Income Before Income Taxes	31,003	827,236
Income Tax Provision	21,190	191,810
Net Income	$9,813	$635,426
Net Income Per Share
Basic	$0.02	$1.10
Diluted	$0.02	$1.10
Average Number of Common Shares
Basic	578,462	577,207
Diluted	580,283	580,222
Comprehensive Income
Net Income	$9,813	$635,426
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	1,341	(1,784)
Other, Net of Tax	6	6
Other Comprehensive Income (Loss)	1,347	(1,778)
Comprehensive Income	$11,160	$633,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$2,906,852	$2,027,972
Accounts Receivable, Net	1,449,637	2,001,658
Inventories	662,398	767,297
Assets from Price Risk Management Activities	932,928	1,299
Income Taxes Receivable	309,328	151,665
Other	229,906	323,448
Total	6,491,049	5,273,339
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	64,046,355	62,830,415
Other Property, Plant and Equipment	4,648,834	4,472,246
Total Property, Plant and Equipment	68,695,189	67,302,661
Less: Accumulated Depreciation, Depletion and Amortization	(39,001,135)	(36,938,066)
Total Property, Plant and Equipment, Net	29,694,054	30,364,595
Deferred Income Taxes	2,558	2,363
Other Assets	1,446,423	1,484,311
Total Assets	$37,634,084	$37,124,608
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,892,320	$2,429,127
Accrued Taxes Payable	200,240	254,850
Dividends Payable	216,933	166,273
Liabilities from Price Risk Management Activities	—	20,194
Current Portion of Long-Term Debt	519,017	1,014,524
Current Portion of Operating Lease Liabilities	322,367	369,365
Other	154,134	232,655
Total	4,305,011	4,486,988

Long-Term Debt	4,703,152	4,160,919
Other Liabilities	2,064,175	1,789,884
Deferred Income Taxes	5,091,071	5,046,101
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 582,356,329 Shares Issued at March 31, 2020 and 582,213,016 Shares Issued at December 31, 2019	205,824	205,822
Additional Paid in Capital	5,852,821	5,817,475
Accumulated Other Comprehensive Loss	(3,305)	(4,652)
Retained Earnings	15,440,142	15,648,604
Common Stock Held in Treasury, 319,162 Shares at March 31, 2020 and 298,820 Shares at December 31, 2019	(24,807)	(26,533)
Total Stockholders' Equity	21,470,675	21,640,716
Total Liabilities and Stockholders' Equity	$37,634,084	$37,124,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2019	$205,822	$5,817,475	$(4,652)	$15,648,604	$(26,533)	$21,640,716
Net Income	—	—	—	9,813	—	9,813
Common Stock Issued Under Stock Plans	—	(14)	—	—	—	(14)
Common Stock Dividends Declared, $0.375 Per Share	—	—	—	(218,275)	—	(218,275)
Other Comprehensive Income	—	—	1,347	—	—	1,347
Change in Treasury Stock - Stock Compensation Plans, Net	—	(376)	—	—	(4,199)	(4,575)
Restricted Stock and Restricted Stock Units, Net	2	(3,956)	—	—	3,954	—
Stock-Based Compensation Expenses	—	40,072	—	—	—	40,072
Treasury Stock Issued as Compensation	—	(380)	—	—	1,971	1,591
Balance at March 31, 2020	$205,824	$5,852,821	$(3,305)	$15,440,142	$(24,807)	$21,470,675

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2018	$205,804	$5,658,794	$(1,358)	$13,543,130	$(42,182)	$19,364,188
Net Income	—	—	—	635,426	—	635,426
Common Stock Issued Under Stock Plans	—	(1,235)	—	—	1,694	459
Common Stock Dividends Declared, $0.22 Per Share	—	—	—	(127,613)	—	(127,613)
Other Comprehensive Loss	—	—	(1,778)	—	—	(1,778)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(5)	—	—	(6,243)	(6,248)
Restricted Stock and Restricted Stock Units, Net	3	(1,404)	—	—	1,401	—
Stock-Based Compensation Expenses	—	39,087	—	—	—	39,087
Treasury Stock Issued as Compensation	—	(40)	—	—	316	276
Cumulative Effect of Adoption of ASU 2018-2, "Income Statement - Reporting Comprehensive Income (Topic 220)"	—	—	267	(267)	—	—
Balance at March 31, 2019	$205,807	$5,695,197	$(2,869)	$14,050,676	$(45,014)	$19,903,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$9,813	$635,426
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,000,060	879,595
Impairments	1,572,935	72,356
Stock-Based Compensation Expenses	40,072	39,087
Deferred Income Taxes	44,774	106,324
(Gains) Losses on Asset Dispositions, Net	(16,460)	3,836
Other, Net	(8,815)	2,952
Dry Hole Costs	372	94
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(1,205,773)	20,580
Net Cash Received from Settlements of Commodity Derivative Contracts	84,373	20,846
Other, Net	(355)	976
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	722,163	(308,996)
Inventories	102,670	(18,979)
Accounts Payable	433,558	194,082
Accrued Taxes Payable	(54,605)	114,998
Other Assets	58,296	(6,935)
Other Liabilities	(66,078)	(54,092)
Changes in Components of Working Capital Associated with Investing Activities	(132,082)	(94,381)
Net Cash Provided by Operating Activities	2,584,918	1,607,769
Investing Cash Flows
Additions to Oil and Gas Properties	(1,566,051)	(1,939,473)
Additions to Other Property, Plant and Equipment	(122,775)	(60,963)
Proceeds from Sales of Assets	25,801	15,049
Changes in Components of Working Capital Associated with Investing Activities	132,082	94,381
Net Cash Used in Investing Activities	(1,530,943)	(1,891,006)
Financing Cash Flows
Dividends Paid	(167,058)	(127,546)
Treasury Stock Purchased	(4,655)	(6,248)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	66	403
Repayment of Finance Lease Liabilities	(3,621)	(3,190)
Net Cash Used in Financing Activities	(175,268)	(136,581)
Effect of Exchange Rate Changes on Cash	173	(6)
Increase (Decrease) in Cash and Cash Equivalents	878,880	(419,824)
Cash and Cash Equivalents at Beginning of Period	2,027,972	1,555,634
Cash and Cash Equivalents at End of Period	$2,906,852	$1,135,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The condensed consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020 (EOG's 2019 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2020, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-13, "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 changes the impairment model for financial assets and certain other instruments by requiring entities to adopt a forward-looking expected loss model that will result in earlier recognition of credit losses. EOG elected to adopt ASU 2016-13 using the modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the effective date. Financial results reported in periods prior to January 1, 2020, are unchanged. EOG assessed its applicable financial assets, which are primarily its accounts receivable from hydrocarbon sales and joint interest billings to third-party companies, including foreign state-owned entities in the oil and gas industry. Based on its assessment and various potential remedies ensuring collection, EOG did not record an impact to retained earnings upon adoption and expects current and future credit losses to be immaterial. EOG continues to monitor the credit risk from third-party companies to determine if expected credit losses may become material.

Recently Issued Accounting Standards. In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04 "Reference Rate Reform (Topic 848)" (ASU 2020-04), which provides optional expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (LIBOR) and other rates resulting from rate reform. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. Early adoption is permitted. ASU 2020-04 covers certain contracts which reference these rates and that are entered into on or before December 31, 2022. EOG is evaluating the provisions of ASU 2020-04 and has not determined the full impact on its consolidated financial statements and related disclosures related to its $2.0 billion senior unsecured Revolving Credit Agreement.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes" (ASU 2019-12), which amends certain aspects of accounting for income taxes. ASU 2019-12 removes specific exceptions within existing U.S. GAAP related to the incremental approach for intraperiod tax allocation and to the general methodology for calculating income taxes in interim periods, among other changes. ASU 2019-12 also requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, among other requirements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. EOG is continuing to evaluate the provisions of ASU 2019-12 and has not determined the full impact on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2019 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Lease and Well	$15.1	$13.7
Gathering and Processing Costs	0.3	0.2
Exploration Costs	7.2	6.5
General and Administrative	17.5	18.7
Total	$40.1	$39.1

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and other stock-based awards.

At March 31, 2020, approximately 6.7 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to 2008 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $14.1 million and $13.9 million during the three months ended March 31, 2020 and 2019, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2020 and 2019 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Weighted Average Fair Value of Grants	$19.67	$27.19	$20.80	$22.98
Expected Volatility	33.43%	31.81%	35.24%	36.31%
Risk-Free Interest Rate	1.43%	2.51%	1.56%	2.48%
Dividend Yield	1.60%	0.88%	1.56%	0.83%
Expected Life	5.0 years	5.0 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2020 and 2019 (stock options and SARs in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	9,395	$94.53	8,310	$96.90
Granted	9	75.44	17	96.67
Exercised (1)	(23)	69.59	(43)	69.94
Forfeited	(47)	96.81	(48)	105.43
Outstanding at March 31 (2)	9,334	$94.56	8,236	$96.99
Vested or Expected to Vest (3)	8,998	$94.55	7,892	$96.53
Exercisable at March 31 (4)	5,249	$94.33	3,997	$86.25

(1)
The total intrinsic value of stock options/SARs exercised during the three months ended March 31, 2020 and 2019 was $0.4 million and $1.1 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.

(2)
The total intrinsic value of stock options/SARs outstanding at March 31, 2020 and 2019 was zero and $51.8 million, respectively. At March 31, 2020 and 2019, the weighted average remaining contractual life was 4.0 years and 4.2 years, respectively.

(3)
The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2020 and 2019 was zero and $51.1 million, respectively. At March 31, 2020 and 2019, the weighted average remaining contractual life was 4.0 years and 4.1 years, respectively.

(4)
The total intrinsic value of stock options/SARs exercisable at March 31, 2020 and 2019 was zero and $43.1 million, respectively. At March 31, 2020 and 2019, the weighted average remaining contractual life was 2.8 years and 2.7 years, respectively.

At March 31, 2020, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $74.9 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $24.8 million and $23.3 million for the three months ended March 31, 2020 and 2019, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2020 and 2019 (shares and units in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,546	$90.16	3,792	$96.64
Granted	26	63.48	371	96.72
Released (1)	(259)	88.19	(247)	93.37
Forfeited	(11)	89.86	(26)	98.11
Outstanding at March 31 (2)	4,302	$90.12	3,890	$96.85

(1)
The total intrinsic value of restricted stock and restricted stock units released during the three months ended March 31, 2020 and 2019 was $11.0 million and $22.0 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.

(2)	The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2020 and 2019 was $154.5 million and $370.2 million, respectively.

At March 31, 2020, unrecognized compensation expense related to restricted stock and restricted stock units totaled $177.8 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Performance Units. EOG grants performance units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the performance units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the performance units granted could be outstanding. The fair value of the performance units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the performance unit grants totaled $1.2 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

The following table sets forth the performance unit transactions for the three-month periods ended March 31, 2020 and 2019 (units in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date
Outstanding at January 1	598		$92.19	539	$101.53
Granted	—		—	—	—
Granted for Performance Multiple (1)	66		100.95	72	69.43
Released (2)	(121)		104.69	—	—
Forfeited	—		—	—	—
Outstanding at March 31 (3)	543	(4)	$90.48	611	$97.75

(1)
Upon completion of the Performance Period for the performance units granted in 2016 and 2015, a performance multiple of 150% and 200%, respectively, was applied to each of the grants resulting in additional grants of performance units in February 2020 and February 2019, respectively.

(2)
The total intrinsic value of performance units released during the three months ended March 31, 2020 was $9.0 million. The intrinsic value is based upon the closing price of EOG's common stock on the date the performance units are released. There were no performance units released during the three months ended March 31, 2019.

(3)	The total intrinsic value of performance units outstanding at March 31, 2020 and 2019 was approximately $19.5 million and $58.1 million, respectively.

(4)	Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 179 and a maximum of 907 performance units could be outstanding.

At March 31, 2020, unrecognized compensation expense related to performance units totaled $7.5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$9,813	$635,426
Denominator for Basic Earnings Per Share -
Weighted Average Shares	578,462	577,207
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	24	472
Restricted Stock/Units and Performance Units	1,797	2,543
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	580,283	580,222
Net Income Per Share
Basic	$0.02	$1.10
Diluted	$0.02	$1.10

The diluted earnings per share calculation excludes stock options, SARs and ESPP that were anti-dilutive. Shares underlying the excluded stock options, SARs and ESPP were 9.4 million and 4.9 million shares for the three months ended March 31, 2020 and 2019, respectively.

4.    Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest (1)	$46,897	$47,771
Income Taxes, Net of Refunds Received	$15,066	$(9,307)

(1)	Net of capitalized interest of $9 million and $7 million for the three months ended March 31, 2020 and 2019, respectively.

EOG's accrued capital expenditures at March 31, 2020 and 2019 were $642 million and $706 million, respectively.

Non-cash investing activities for the three months ended March 31, 2020 and 2019, included additions of $29 million and $62 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the three months ended March 31, 2020 included additions of $49 million to EOG's other property, plant and equipment primarily in connection with a finance lease transaction.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating Revenues and Other
United States	$4,660,735	$3,977,019
Trinidad	41,643	69,868
Other International (1)	15,314	11,755
Total	$4,717,692	$4,058,642
Operating Income (Loss)
United States	$105,406	$850,900
Trinidad	12,663	38,832
Other International (1) (2)	(60,484)	(13,202)
Total	57,585	876,530
Reconciling Items
Other Income, Net	18,108	5,612
Interest Expense, Net	(44,690)	(54,906)
Income Before Income Taxes	$31,003	$827,236

(1)	Other International primarily consists of EOG's China and Canada operations.

(2)	In the first quarter of 2020, EOG recorded pretax impairment charges of $60 million for firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada.

Total assets by reportable segment are presented below at March 31, 2020 and December 31, 2019 (in thousands):

	At March 31, 2020	At December 31, 2019
Total Assets
United States	$36,921,668	$36,274,942
Trinidad	538,159	705,747
Other International (1)	174,257	143,919
Total	$37,634,084	$37,124,608

(1)	Other International primarily consists of EOG's China and Canada operations.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Carrying Amount at January 1	$1,110,710	$954,377
Liabilities Incurred	15,573	15,360
Liabilities Settled (1)	(24,430)	(24,709)
Accretion	11,404	10,193
Revisions	(64)	(9,704)
Foreign Currency Translations	(388)	112
Carrying Amount at March 31	$1,112,805	$945,629

Current Portion	$37,641	$26,182
Noncurrent Portion	$1,075,164	$919,447

(1)	Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2020, are presented below (in thousands):

Three Months Ended March 31, 2020
Balance at January 1	$25,897
Additions Pending the Determination of Proved Reserves	25,068
Reclassifications to Proved Properties	(2,178)
Costs Charged to Expense (1)	(4,474)
Balance at March 31	$44,313

(1)	Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

At March 31, 2020, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, and a defined benefit pension plan covering certain of its employees in Trinidad. For the three months ended March 31, 2020 and 2019, EOG's total costs recognized for these pension plans were $9.5 million and $12.0 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at March 31, 2020 and December 31, 2019, and did not utilize any commercial paper borrowings during the three months ended March 31, 2020 and 2019.

At March 31, 2020, $500 million aggregate principal amount of EOG's 4.40% Senior Notes due 2020 and $750 million aggregate principal amount of EOG's 4.10% Senior Notes due 2021 were reclassified as long-term debt as a result of EOG's intent and ability to ultimately replace such amounts with other long-term debt.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-total capitalization (as such terms are defined in the Agreement) of no greater than 65%. At March 31, 2020, EOG was in compliance with this financial covenant. At March 31, 2020 and December 31, 2019, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at March 31, 2020, would have been 1.89% and 3.25%, respectively.

On April 1, 2020, EOG repaid upon maturity the $500 million aggregate principal amount of its 2.45% Senior Notes due 2020.

On April 14, 2020, EOG closed on its offering of $750 million aggregate principal amount of its 4.375% Senior Notes due 2030 and $750 million aggregate principal amount of its 4.950% Senior Notes due 2050 (together, the Notes). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. EOG received net proceeds of approximately $1.48 billion from the issuance of the Notes, which will be used for general corporate purposes, including the funding of future capital expenditures and the repayment of the 4.40% Senior Notes due 2020 when they mature on June 1, 2020.

Common Stock. On February 27, 2020, EOG's Board of Directors increased the quarterly cash dividend on the common stock from the previous $0.2875 per share to $0.375 per share, effective beginning with the dividend paid on April 30, 2020, to stockholders of record as of April 16, 2020.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2019 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2020
Financial Assets: (1)
Crude Oil Swaps	$—	$898,090	$—	$898,090
Crude Oil Basis Swaps	—	888	—	888
Crude Oil Roll Differential Swaps	—	7,255	—	7,255
Natural Gas Liquids Swaps	—	30,822	—	30,822
Natural Gas Collars	—	3,678	—	3,678
Financial Liabilities:
Crude Oil Basis Swaps	$—	$93	$—	$93
Natural Gas Basis Swaps	—	7,712	—	7,712

At December 31, 2019
Financial Assets: (1)
Natural Gas Liquids Swaps	$—	$3,401	$—	$3,401
Natural Gas Basis Swaps	—	970	—	970
Financial Liabilities: (2)
Crude Oil Swaps	$—	$23,266	$—	$23,266

(1)
$933 million and $1 million are included in "Current Assets - Assets from Price Risk Management Activities" at March 31, 2020 and December 31, 2019, respectively, on the Condensed Consolidated Balance Sheets.

(2)	$20 million is included in "Current Liabilities - Liabilities from Price Risk Management Activities" at December 31, 2019, on the Condensed Consolidated Balance Sheets.

The estimated fair value of commodity derivative contracts was based upon forward commodity price curves based on quoted market prices. Commodity derivative contracts were valued by utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

Non-Recurring Fair Value Measurements. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of EOG's asset retirement obligations is presented in Note 6.

During the three months ended March 31, 2020, due to the decline in commodity prices, proved oil and gas properties, leasehold costs and other assets with a carrying amount of $1,813 million were written down to their fair value of $357 million, resulting in pretax impairment charges of $1,456 million for the three months ended March 31, 2020.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 4.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value Disclosures. EOG's financial instruments, other than commodity derivative contracts, consist of cash and cash equivalents, accounts receivable, accounts payable and current and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

At March 31, 2020 and December 31, 2019, EOG had outstanding $5,140 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $5,145 million and $5,452 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2019 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.

Crude Oil Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between Intercontinental Exchange (ICE) Brent pricing and pricing in Cushing, Oklahoma (ICE Brent Differential). Presented below is a comprehensive summary of EOG's ICE Brent Differential basis swap contracts as of March 31, 2020. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

ICE Brent Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2020
May 2020	10,000	$4.92

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in Houston, Texas, and Cushing, Oklahoma (Houston Differential). Presented below is a comprehensive summary of EOG's Houston Differential basis swap contracts as of March 31, 2020. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Houston Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2020
May 2020	10,000	$1.55

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG has also entered into crude oil swaps to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (Roll Differential). Presented below is a comprehensive summary of EOG's Roll Differential swap contracts as of March 31, 2020. The weighted average price differential expressed in $/Bbl represents the amount of net addition (reduction) to delivery month prices for the notional volumes expressed in Bbld covered by the swap contracts.

Roll Differential Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2020
February 1, 2020 through April 30, 2020 (closed)	10,000	$0.70
May 1, 2020 through December 31, 2020	10,000	0.70

Presented below is a comprehensive summary of EOG's crude oil NYMEX WTI price swap contracts as of March 31, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil NYMEX WTI Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2020
January 1, 2020 through March 31, 2020 (closed)	200,000	$59.33
April 1, 2020 through June 30, 2020	265,000	51.36
July 2020	207,000	44.94
August 1, 2020 through September 30, 2020	107,000	58.94

NGLs Derivative Contracts. Presented below is a comprehensive summary of EOG's Mont Belvieu propane (non-TET) financial price swap contracts (Mont Belvieu Propane Price Swap Contracts) as of March 31, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Mont Belvieu Propane Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2020
January 1, 2020 through February 29, 2020 (closed)	4,000	$21.34
March 2020 (closed)	25,000	17.92
April 1, 2020 through December 31, 2020	25,000	17.92

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Derivative Contracts. EOG has entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the NYMEX Henry Hub natural gas price for the contract month (Henry Hub Index Price) in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. On March 24, 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 natural gas collar contracts with notional volumes of 250,000 million British thermal units (MMBtu) per day (MMBtud) at a weighted average ceiling price of $2.50 per MMBtu and a weighted average floor price of $2.00 per MMBtu for the period April 1, 2020 through July 31, 2020. The net cash EOG received for settling these contracts was $7.8 million. Presented below is a comprehensive summary of EOG's natural gas collar contracts as of March 31, 2020, with notional volumes expressed in MMBtud and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price

2020
April 1, 2020 through July 31, 2020 (closed)	250,000	$2.50	$2.00
August 1, 2020 through October 31, 2020	250,000	2.50	2.00

Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts as of March 31, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through March 31 2020 (closed)	30,000	$0.55
April 1, 2020 through December 31, 2020	30,000	0.55

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Houston Ship Channel (HSC) and NYMEX Henry Hub prices (HSC Differential). On March 27, 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 HSC Differential basis swaps with notional volumes of 60,000 MMBtud at a weighted average price differential of $0.05 per MMBtu for the period April 1, 2020 through December 31, 2020. The net cash EOG paid for settling these contracts was $0.4 million. Presented below is a comprehensive summary of EOG's HSC Differential basis swap contracts as of March 31, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

HSC Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through December 31, 2020 (closed)	60,000	$0.05

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Waha Hub in West Texas and NYMEX Henry Hub prices (Waha Differential). Presented below is a comprehensive summary of EOG's Waha Differential basis swap contracts as of March 31, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Waha Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through March 31, 2020 (closed)	50,000	$1.40
April 1, 2020 through December 31, 2020	50,000	1.40

Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at March 31, 2020 and December 31, 2019.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in thousands):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2020	December 31, 2019
Asset Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$932,928	$1,299
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$—	$20,194

(1)
The current portion of Assets from Price Risk Management Activities consists of gross assets of $941 million, partially offset by gross liabilities of $8 million at March 31, 2020. The current portion of Assets from Price Risk Management Activities consists of gross assets of $3 million, partially offset by gross liabilities of $2 million, at December 31, 2019.

(2)	The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $23 million, partially offset by gross assets of $3 million, at December 31, 2019.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net asset position at March 31, 2020 and December 31, 2019. EOG had no collateral posted and held collateral of $762 million at March 31, 2020, and had no collateral posted and held no collateral at December 31, 2019.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.  Acquisitions and Divestitures

During the three months ended March 31, 2020, EOG paid cash for property acquisitions of $44 million in the United States. Additionally, during the three months ended March 31, 2020, EOG recognized net gains on asset dispositions of $16 million, primarily due to the sale of proved properties and non-cash property exchanges of unproved leasehold in Texas, New Mexico and the Rocky Mountain area, and received proceeds of approximately $26 million. During the three months ended March 31, 2019, EOG paid cash for property acquisitions of $303 million in the United States. Additionally, during the three months ended March 31, 2019, EOG recognized a net loss on asset dispositions of $4 million, primarily due to the sale of proved property in Texas, and received proceeds of approximately $15 million.

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

Recent Developments. The recent COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for crude oil and natural gas liquids (NGLs). See PART II, ITEM 1A, "Risk Factors" below, for further discussion.

In early March 2020, due to the failure of members of the Organization of the Petroleum Exporting Countries and Russia to reach an agreement on individual crude oil production limits, Saudi Arabia unilaterally reduced the sales price of its crude oil and announced that it would increase its crude oil production. The combination of these actions and the effects of the COVID-19 pandemic on crude oil demand, resulted in lower commodity prices in the last month of the first quarter of 2020 that are reflected in EOG's first quarter 2020 financial and operating results. In addition, the decline in worldwide crude oil demand resulting from the growing effects of the COVID-19 pandemic and the increase in crude oil supply from Saudi Arabia and Russia have caused these lower commodity prices to continue in the second quarter of 2020.

In response to the current commodity price environment, EOG has updated its 2020 capital and operating plan to reduce activity across its operating areas and decrease its total anticipated 2020 capital expenditures. EOG has also elected to reduce its 2020 crude oil production, including delaying the startup of new wells and shutting-in or otherwise curtailing existing production. As a result, expects its full-year 2020 total crude oil production to be lower than its full-year 2019 total crude oil production. See "2020 Capital and Operating Plan" below for further discussion.

Commodity Prices. As a result of the many uncertainties associated with (i) the world economic environment, (ii) the COVID-19 pandemic and its effect on the economies and financial markets of many countries and (iii) the actions of Saudi Arabia, Russia and other crude oil producing and exporting nations, and the effect of these uncertainties on worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, and natural gas prices in the future. However, prices for crude oil, NGLs and natural gas have historically been volatile, and this volatility is expected to continue.

The market prices of crude oil and condensate, NGLs and natural gas during the remainder of 2020 will impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first three months of 2020, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $46.08 per barrel and $1.98 per million British thermal units (MMBtu), respectively, representing decreases of 16% and 37%, respectively, from the average NYMEX prices for the same period in 2019. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component. For the period April 1 through April 30, 2020, the average NYMEX crude oil price was $16.70 per barrel, a decline of 64% from the average price for the three-month period ended March 31, 2020.

As previously disclosed, EOG utilizes financial commodity derivative instruments from time to time to manage its exposure to fluctuations in commodity prices. See "Capital Resources and Liquidity - Commodity Derivative Transactions" below for further discussion, including a comprehensive summary of EOG's financial commodity derivative instruments through May 5, 2020.

United States. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and liquids-rich reservoirs, EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and liquids-rich natural gas production.

During the first three months of 2020, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. In addition, EOG continued to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 77% of EOG's United States production during the first three months of both 2020 and 2019. During the first three months of 2020, EOG's drilling and completion activities occurred primarily in the Eagle Ford play, Delaware Basin play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico, North Dakota, Texas and Wyoming.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary, and crude oil and condensate which is sold to Heritage Petroleum Company Limited. In the first quarter of 2020, EOG drilled one net well, with an additional well in progress as of March 31, 2020. During the remainder of 2020, EOG plans to complete the well it is currently drilling and drill two additional net wells in the second half of 2020.

Other International. In the Sichuan Basin, Sichuan Province, China, EOG continues to work closely with our partner, PetroChina, under the Production Sharing Contract and other related agreements, to ensure uninterrupted production in order to reach the level allowed by pipeline capacity. All natural gas produced from the Baijaochang Field is sold under a long-term contract to PetroChina.

In Canada, EOG maintains approximately 132,000 net acres with 23 net producing wells in the Horn River Basin in Northeast British Columbia. In March 2020, EOG made the decision to begin the process of exiting its Canada operations.

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

2020 Capital and Operating Plan. EOG has updated its full-year 2020 capital and operating plan as a result of the significant decline and increased volatility of commodity prices. Under its updated 2020 capital and operating plan, EOG's total anticipated 2020 capital expenditures are estimated to range from approximately $3.3 billion to $3.7 billion, including facilities and gathering, processing and other expenditures, and excluding acquisitions and non-cash transactions. The updated 2020 capital and operating plan represents a reduction in total anticipated capital expenditures compared to the original 2020 capital and operating plan and, as a result, EOG expects its full-year 2020 total crude oil production to be lower than its full-year 2019 total crude oil production.

EOG's 2020 capital expenditures will be focused on drilling operations in its high rate-of-return plays as well as targeted infrastructure, exploration and environmental projects that support the long-term value of EOG. EOG remains flexible and will continue to evaluate its 2020 capital and operating plan. To the extent necessary or prudent, EOG will consider further reducing its 2020 capital expenditures and operating expenses and further curtailing production, including shutting-in or otherwise curtailing uneconomic wells and delaying the startup of new wells. EOG will also continue to exercise financial flexibility with a goal toward preserving liquidity while supporting its dividend.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 20% at March 31, 2020 and 19% at December 31, 2019. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At March 31, 2020, EOG maintained a strong financial and liquidity position, including $2.9 billion of cash and cash equivalents and $2.0 billion of availability under its senior unsecured revolving credit facility. EOG's cash and cash equivalents as of March 31, 2020 included $762 million of collateral deposits from counterparties in anticipation of future settlements of financial commodity derivative contracts.

On April 1, 2020, EOG repaid, with cash on hand, the $500 million aggregate principal amount of its 2.45% Senior Notes due 2020 that matured on that date. Additionally, on April 14, 2020, EOG closed on its offering of $750 million aggregate principal amount of its 4.375% Senior Notes due 2030 and $750 million aggregate principal amount of its 4.950% Senior Notes due 2050 (together, the Notes). EOG received net proceeds of approximately $1.48 billion from the issuance of the Notes.

As of April 30, 2020, EOG had $3.6 billion of cash and cash equivalents and $2.0 billion of availability under its senior unsecured revolving credit facility. EOG's cash and cash equivalents as of April 30, 2020 included approximately $890 million of collateral deposits from counterparties in anticipation of future settlements of financial commodity derivative contracts.

EOG expects to repay at maturity, with cash on hand, the $500 million aggregate principal amount of its 4.40% Senior Notes due 2020 which mature on June 1, 2020.

EOG believes it has significant flexibility and availability with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Results of Operations

The following review of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Operating Revenues. During the first quarter of 2020, operating revenues increased $659 million, or 16%, to $4,718 million from $4,059 million for the same period of 2019. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2020 decreased $318 million, or 12%, to $2,436 million from $2,754 million for the same period of 2019. EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $1,206 million for the first quarter of 2020 compared to net losses of $21 million for the same period of 2019. Gathering, processing and marketing revenues for the first quarter of 2020 decreased $247 million, or 19%, to $1,039 million from $1,286 million for the same period of 2019. Net gains on asset dispositions were $16 million for the first quarter of 2020 compared to net losses of $4 million for the same period of 2019.

Wellhead volume and price statistics for the three-month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Crude Oil and Condensate Volumes (MBbld) (1)
United States	482.7	435.1
Trinidad	0.5	0.7
Other International (2)	0.1	0.1
Total	483.3	435.9
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$46.97	$56.11
Trinidad	34.93	43.68
Other International (2)	57.51	60.13
Composite	46.96	56.09
Natural Gas Liquids Volumes (MBbld) (1)
United States	161.3	119.8
Other International (2)	—	—
Total	161.3	119.8
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$10.94	$20.28
Other International (2)	—	—
Composite	10.94	20.28
Natural Gas Volumes (MMcfd) (1)
United States	1,139	1,003
Trinidad	201	267
Other International (2)	38	38
Total	1,378	1,308
Average Natural Gas Prices ($/Mcf) (3)
United States	$1.50	$2.77
Trinidad	2.17	2.91
Other International (2)	4.32	4.37
Composite	1.67	2.85
Crude Oil Equivalent Volumes (MBoed) (4)
United States	833.8	722.0
Trinidad	34.0	45.1
Other International (2)	6.3	6.5
Total	874.1	773.6

Total MMBoe (4)	79.5	69.6

(1)	Thousand barrels per day or million cubic feet per day, as applicable.

(2)	Other International includes EOG's China and Canada operations.

(3)	Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

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

Wellhead crude oil and condensate revenues for the first quarter of 2020 decreased $135 million, or 6%, to $2,065 million from $2,200 million for the same period of 2019. The decrease was due to a lower composite average price ($401 million), partially offset by an increase of 47 MBbld, or 11%, in wellhead crude oil and condensate production ($266 million). Increased production was primarily in the Permian Basin. EOG's composite wellhead crude oil and condensate price for the first quarter of 2020 decreased 16% to $46.96 per barrel compared to $56.09 per barrel for the same period of 2019.

NGL revenues for the first quarter of 2020 decreased $58 million, or 26%, to $161 million from $219 million for the same period of 2019 due to a lower composite average price ($137 million), partially offset by an increase of 41 MBbld, or 35%, in production ($79 million). Increased production was primarily in the Permian Basin. EOG's composite NGL price for the first quarter of 2020 decreased 46% to $10.94 per barrel compared to $20.28 per barrel for the same period of 2019.

Wellhead natural gas revenues for the first quarter of 2020 decreased $125 million, or 37%, to $210 million from $335 million for the same period of 2019. The decrease was due to a lower average composite price ($147 million), partially offset by an increase in natural gas deliveries ($22 million). Natural gas deliveries for the first quarter of 2020 increased 70 MMcfd, or 5%, compared to the same period of 2019 due primarily to higher deliveries in the United States resulting from increased production of associated natural gas from the Permian Basin and higher natural gas volumes in South Texas, partially offset by lower volumes in Trinidad and the Marcellus Shale. EOG's composite wellhead natural gas price for the first quarter of 2020 decreased 41% to $1.67 per Mcf compared to $2.85 per Mcf for the same period of 2019.

During the first quarter of 2020, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $1,206 million compared to net losses of $21 million for the same period of 2019. During the first quarter of 2020, net cash received from settlements of financial commodity derivative contracts was $84 million compared to net cash received of $21 million for the same period of 2019.

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

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2020 decreased $86 million as compared to the same period of 2019 primarily due to lower margins on crude oil marketing activities.

Operating and Other Expenses.  For the first quarter of 2020, operating expenses of $4,660 million were $1,478 million higher than the $3,182 million incurred during the first quarter of 2019.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Lease and Well	$4.14	$4.83
Transportation Costs	2.62	2.54
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.18	12.25
Other Property, Plant and Equipment	0.39	0.38
General and Administrative (G&A)	1.44	1.53
Interest Expense, Net	0.56	0.79
Total (1)	21.33	22.32

(1)	Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation, DD&A, G&A and net interest expense for the three months ended March 31, 2020, compared to the same period of 2019, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $330 million for the first quarter of 2020 decreased $6 million from $336 million for the same prior year period primarily due to decreased workover expenditures in the United States ($10 million) and operating and maintenance costs in Canada ($6 million), partially offset by increased lease and well administrative expenses in the United States ($11 million).

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

Transportation costs of $208 million for the first quarter 2020 increased $31 million from $177 million for the same prior year period primarily due to increased transportation costs in the Permian Basin ($35 million), South Texas ($5 million) and Rocky Mountain area ($4 million), partially offset by decreased transportation costs in the Barnett Shale ($9 million).

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

DD&A expenses for the first quarter of 2020 increased $120 million to $1,000 million from $880 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2020 were $116 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($137 million), partially offset by lower unit rates in the United States ($20 million) and decreased production in Trinidad ($5 million). Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $114 million for the first quarter of 2020 increased $7 million from $107 million for the same prior year period primarily due to increased professional and other services ($6 million) and information system costs ($3 million), partially offset by a decrease in employee-related costs ($2 million).

Interest expense, net of $45 million for the first quarter of 2020 decreased $10 million compared to the same prior year period primarily due to repayment in June 2019 of the $900 million aggregate principal amount of 5.625% Senior Notes due 2019.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $17 million to $128 million for the first quarter of 2020 compared to $111 million for the same prior year period primarily due to increased operating costs and fees in the Permian Basin ($10 million), the Eagle Ford ($5 million) and the Rocky Mountain area ($4 million).

Exploration costs of $40 million for the first quarter of 2020 increased $4 million from $36 million for the same prior year period due primarily to increased geological and geophysical expenditures ($2 million) and general and administrative expenses ($2 million), all in the United States.

Impairments include: amortization of unproved oil and gas property costs as well as impairments of proved oil and gas properties; other property, plant and equipment; and other assets. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term. Unproved properties with individually significant acquisition costs are reviewed individually for impairment. When circumstances indicate that a proved property may be impaired, EOG compares expected undiscounted future cash flows at a DD&A group level to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows, based on EOG's estimates of (and assumptions regarding) future crude oil and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated by using the Income Approach described in the Fair Value Measurement Topic of the Financial Accounting Standards Board's Accounting Standards Codification. In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

Impairments of $1,573 million for the first quarter of 2020 were $1,501 million higher than impairments for the same prior year period primarily due to commodity price declines that resulted in increased impairments of proved properties, leasehold costs and other assets, primarily related to legacy and non-core natural gas, crude oil and combo plays in the United States ($1,432 million) and in Canada ($60 million) as a result of the decision to exit the Horn River Basin. EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $1,456 million and $25 million for the first quarters of 2020 and 2019, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2020 decreased $36 million to $157 million (6.5% of wellhead revenues) from $193 million (7.0% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased ad valorem/property taxes ($19 million), decreased severance/production taxes ($9 million) and an increase in credits available to EOG in the first quarter of 2020 for state incentive severance tax rate reductions ($9 million), all in the United States.

Other income, net of $18 million for the first quarter of 2020 increased $12 million compared to the same prior year period primarily due to a decrease in deferred compensation expense ($14 million), partially offset by a decrease in foreign currency transaction gains ($2 million).

In response to the economic impacts of the COVID-19 pandemic, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) into law on March 27, 2020. The CARES Act provides economic support to individuals and businesses through enhanced loan programs, expanded unemployment benefits, and certain payroll and income tax relief, among other provisions.  The primary tax benefit of the CARES Act for EOG was the acceleration of approximately $150 million of additional refundable alternative minimum tax (AMT) credits into tax year 2019.  These credits originated from AMT paid by EOG in years prior to 2018 and were reflected as a deferred tax asset and a non-current receivable as of December 31, 2019 since they had been expected to either offset future current tax liabilities or be refunded on a declining balance schedule through 2021. As a result of the CARES Act, EOG has reclassified these credits from a non-current receivable in Other Assets to a current receivable in Income Taxes Receivable on the Condensed Consolidated Balance Sheet at March 31, 2020.

EOG recognized an income tax provision of $21 million for the first quarter of 2020 compared to an income tax provision of $192 million for the first quarter of 2019, primarily due to decreased pretax income.  Additionally, the lower level of pretax income has caused the effective tax rate to be more sensitive to reconciling items; consequently, the net effective tax rate for the first quarter of 2020 increased to 68% from 23% for the first quarter of 2019 primarily as a result of certain foreign losses for which tax benefits are not recorded due to valuation allowances.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2020, were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; and other property, plant and equipment expenditures. During the first three months of 2020, EOG's cash balance increased $879 million to $2,907 million from $2,028 million at December 31, 2019.

Net cash provided by operating activities of $2,585 million for the first three months of 2020 increased $977 million compared to the same period of 2019 primarily due to a favorable change in working capital ($1,420 million) and an increase in cash received for settlements of commodity derivative contracts ($64 million), partially offset by a decrease in wellhead revenues ($318 million), a decrease in gathering, processing and marketing revenues less marketing costs ($86 million), an increase in net cash paid for income taxes ($24 million) and an increase in cash operating expenses ($28 million).

Net cash used in investing activities of $1,531 million for the first three months of 2020 decreased by $360 million compared to the same period of 2019 due to a decrease in additions to oil and gas properties ($373 million), a favorable change in components of working capital associated with investing activities ($38 million) and an increase in proceeds from the sale of assets ($11 million), partially offset by an increase in additions to other property, plant and equipment ($62 million).

Net cash used in financing activities of $175 million for the first three months of 2020 included cash dividend payments ($167 million), purchases of treasury stock in connection with stock compensation plans ($5 million) and repayment of finance lease liabilities ($4 million). Net cash used in financing activities of $137 million for the first three months of 2019 included cash dividend payments ($128 million) and purchases of treasury stock in connection with stock compensation plans ($6 million).

Total Expenditures. For the year 2020, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $3.3 billion to $3.7 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the three-month periods ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Expenditure Category
Capital
Exploration and Development Drilling	$1,313	$1,402
Facilities	179	164
Leasehold Acquisitions (1)	45	107
Property Acquisitions (2)	48	321
Capitalized Interest	9	7
Subtotal	1,594	2,001
Exploration Costs	40	36
Dry Hole Costs	—	—
Exploration and Development Expenditures	1,634	2,037
Asset Retirement Costs	20	4
Total Exploration and Development Expenditures	1,654	2,041
Other Property, Plant and Equipment (3)	172	61
Total Expenditures	$1,826	$2,102

(1)	Leasehold acquisitions included $24 million and $44 million for the three-month periods ended March 31, 2020 and 2019, respectively, related to non-cash property exchanges.

(2)	Property acquisitions included $5 million and $18 million for the three-month periods ended March 31, 2020 and 2019, respectively, related to non-cash property exchanges.

(3)	Other property, plant and equipment included $49 million of non-cash additions for the three-month period ended March 31, 2020 made in connection with a finance lease transaction.

Exploration and development expenditures of $1,634 million for the first three months of 2020 were $403 million lower than the same period of 2019 primarily due to decreased property acquisitions ($273 million), decreased exploration and development drilling expenditures in the United States ($99 million) and Other International ($9 million), decreased leasehold acquisitions ($62 million), partially offset by increased exploration and development drilling expenditures in Trinidad ($20 million) and increased facilities expenditures ($15 million). Exploration and development expenditures for the first three months of 2020 of $1,634 million consisted of $1,465 million in development drilling and facilities, $112 million in exploration, $48 million in property acquisitions and $9 million in capitalized interest. Exploration and development expenditures for the first three months of 2019 of $2,037 million consisted of $1,555 million in development drilling and facilities, $321 million in property acquisitions, $154 million in exploration and $7 million in capitalized interest.

The level of exploration and development expenditures, including acquisitions, will vary in future periods depending on energy market conditions and other economic factors. EOG believes it has significant flexibility and availability with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. While EOG has certain continuing commitments associated with expenditure plans related to its operations, such commitments are not expected to be material when considered in relation to the total financial capacity of EOG.

Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at March 31, 2020, as a net asset of $933 million.

Crude Oil Derivative Contracts. Prices received by EOG for its crude oil production generally vary from NYMEX WTI prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between Intercontinental Exchange (ICE) Brent pricing and pricing in Cushing, Oklahoma (ICE Brent Differential). Presented below is a comprehensive summary of EOG's ICE Brent Differential basis swap contracts through May 5, 2020. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

ICE Brent Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2020
May 2020	10,000	$4.92

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in Houston, Texas, and Cushing, Oklahoma (Houston Differential). Presented below is a comprehensive summary of EOG's Houston Differential basis swap contracts through May 5, 2020. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Houston Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2020
May 2020 (closed)	10,000	$1.55

EOG has also entered into crude oil swaps to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (Roll Differential). Presented below is a comprehensive summary of EOG's Roll Differential swap contracts through May 5, 2020. The weighted average price differential expressed in $/Bbl represents the amount of net addition (reduction) to delivery month prices for the notional volumes expressed in Bbld covered by the swap contracts.

Roll Differential Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)

2020
February 1, 2020 through May 31, 2020 (closed)	10,000	$0.70
June 2020	10,000	0.70
July 1, 2020 through September 30, 2020	110,000	(1.16)
October 1, 2020 through December 31, 2020	93,000	(1.16)

In May 2020, EOG entered into crude oil Roll Differential contracts for the period from October 1, 2020 through December 31, 2020, with notional volumes of 17,000 Bbld at a weighted average price differential of $(1.01) per Bbl. These contracts partially offset certain outstanding Roll Differential contracts for the same time period with notional volumes of 17,000 Bbld at a weighted average price differential of $(1.16) per Bbl. EOG expects to pay net cash of $0.2 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's crude oil NYMEX WTI price swap contracts through May 5, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil NYMEX WTI Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2020
January 1, 2020 through March 31, 2020 (closed)	200,000	$59.33
April 2020 (closed)	265,000	51.36
May 1, 2020 through June 30, 2020	265,000	51.36
July 2020	254,000	42.36
August 1, 2020 through September 30, 2020	154,000	50.42

In April and May 2020, EOG entered into crude oil NYMEX WTI price swap contracts for the period from October 1, 2020 through December 31, 2020, with notional volumes of 47,000 Bbld at a weighted average price of $30.04 per Bbl. These contracts offset the remaining NYMEX WTI price swap contracts for the same time period with notional volumes of 47,000 Bbld at a weighted average price of $31.00 per Bbl. EOG expects to receive net cash of $4.1 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's crude oil ICE Brent price swap contracts through May 5, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil ICE Brent Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2020
April 2020 (closed)	75,000	$25.66
May 2020	35,000	26.53

NGLs Derivative Contracts. Presented below is a comprehensive summary of EOG's Mont Belvieu propane (non-TET) financial price swap contracts (Mont Belvieu Propane Price Swap Contracts) through May 5, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Mont Belvieu Propane Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)

2020
January 1, 2020 through February 29, 2020 (closed)	4,000	$21.34
March 1, 2020 through April 30, 2020 (closed)	25,000	17.92
May 1, 2020 through December 31, 2020	7,000	17.92

In April and May 2020, EOG entered into Mont Belvieu Propane Price Swap Contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 18,000 Bbld at a weighted average price of $15.68 per Bbl. These contracts partially offset certain outstanding Mont Belvieu Propane Price Swap Contracts for the same time period with notional volumes of 18,000 Bbld at a weighted average price of $17.92 per Bbl. EOG expects to receive net cash of $9.9 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Natural Gas Derivative Contracts. Presented below is a comprehensive summary of EOG's natural gas price swap contracts through May 5, 2020, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)

2021
January 1, 2021 through December 31, 2021	50,000	$2.75

EOG has entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the NYMEX Henry Hub natural gas price for the contract month (Henry Hub Index Price) in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. On March 24, 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 natural gas collar contracts with notional volumes of 250,000 MMBtud at a weighted average ceiling price of $2.50 per MMBtu and a weighted average floor price of $2.00 per MMBtu for the period from April 1, 2020 through July 31, 2020. The net cash EOG received for settling these contracts was $7.8 million. Presented below is a comprehensive summary of EOG's natural gas collar contracts through May 5, 2020, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price

2020
April 1, 2020 through July 31, 2020 (closed)	250,000	$2.50	$2.00

On April 14, 2020, EOG entered into natural gas collar contracts for the period from August 1, 2020 through October 31, 2020, with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. These contracts offset the remaining natural gas collar contracts for the same time period with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. EOG expects to receive net cash of $1.1 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts through May 5, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through May 31, 2020 (closed)	30,000	$0.55
June 1, 2020 through December 31, 2020	30,000	0.55

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Houston Ship Channel (HSC) and NYMEX Henry Hub prices (HSC Differential). On March 27, 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 HSC Differential basis swaps with notional volumes of 60,000 MMBtud at a weighted average price differential of $0.05 per MMBtu for the period from April 1, 2020 through December 31, 2020. The net cash EOG paid for settling these contracts was $0.4 million. Presented below is a comprehensive summary of EOG's HSC Differential basis swap contracts through May 5, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

HSC Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through December 31, 2020 (closed)	60,000	$0.05

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Waha Hub in West Texas and NYMEX Henry Hub prices (Waha Differential). Presented below is a comprehensive summary of EOG's Waha Differential basis swap contracts through May 5, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Waha Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)

2020
January 1, 2020 through April 30, 2020 (closed)	50,000	$1.40

In April 2020, EOG entered into Waha Differential basis swap contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 50,000 MMBtud at a weighted average price differential of $0.43 per MMBtu. These contracts offset the remaining Waha Differential basis swap contracts for the same time period with notional volumes of 50,000 MMBtud at a weighted average price differential of $1.40 MMBtu. EOG expects to pay net cash of $11.9 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

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

•	the duration and economic and financial impact of epidemics, pandemics or other public health issues, including the COVID-19 pandemic;

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

•
the other factors described under ITEM 1A, Risk Factors, on pages 13 through 23 of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under ITEM 1A, Risk Factors, in this Quarterly Report on Form 10-Q, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Commodity Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on pages 40 through 46 of EOG's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020 (EOG's 2019 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-30 through F-33 of EOG's 2019 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, other than the following:

Outbreaks of communicable diseases could adversely affect our business, financial condition and results of operations.

Global or national health concerns, including a widespread outbreak of contagious disease, can negatively impact the global economy, reduce demand and pricing for crude oil, natural gas liquids (NGLs) and natural gas, lead to operational disruptions and limit our ability to execute on our business plan, which could materially and adversely affect our business, financial condition and results of operations. Furthermore, uncertainty regarding the impact of any outbreak of contagious disease could lead to increased volatility in crude oil, NGLs and natural gas prices. For example, the recent pandemic involving a highly transmissible and pathogenic coronavirus (COVID-19) and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for crude oil and NGLs. If the COVID-19 outbreak should worsen, we may also experience disruptions to commodities markets, equipment supply chains and the availability of our workforce, which could adversely affect our ability to conduct our business and operations. There are still too many variables and uncertainties regarding the COVID-19 pandemic - including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures imposed in affected countries - to fully assess the potential impact on our business and operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

January 1, 2020 - January 31, 2020	6,332	$80.72	—	6,386,200
February 1, 2020 - February 29, 2020	20,779	74.64	—	6,386,200
March 1, 2020 - March 31, 2020	67,681	38.24	—	6,386,200
Total	94,792	49.05	—

(1)
The 94,792 total shares for the quarter ended March 31, 2020, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.

(2)
In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the first quarter of 2020, EOG did not repurchase any shares under the Board-authorized repurchase program.

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
Officers' Certificate Establishing 4.375% Senior Notes due 2030 and 4.950% Senior Notes due 2050 of EOG, dated April 14, 2020 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K, filed April 14, 2020) (SEC File No. 001-09743).

4.2	-
Form of Global Note with respect to the 4.375% Senior Notes due 2030 of EOG (included in, and incorporated by reference to, Exhibit 4.2 to EOG's Current Report on Form 8-K, filed April 14, 2020) (SEC File No. 001-09743).

Exhibit No.		Description

4.3	-
Form of Global Note with respect to the 4.950% Senior Notes due 2050 of EOG (included in, and incorporated by reference to, Exhibit 4.2 to EOG's Current Report on Form 8-K, filed April 14, 2020) (SEC File No. 001-09743).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets - March 31, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months Ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 7, 2020	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)