Form 10-Q
period 2020-09-30
EOG RESOURCES INC
filed 2020-11-05
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	583,378,445	(as of October 29, 2020)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues and Other
Crude Oil and Condensate	$1,394,622	$2,418,989	$4,074,747	$7,148,258
Natural Gas Liquids	184,771	164,736	439,215	569,748
Natural Gas	183,790	269,625	535,250	874,489
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(3,978)	85,902	1,075,433	242,622
Gathering, Processing and Marketing	538,955	1,334,450	1,940,387	4,121,490
Gains (Losses) on Asset Dispositions, Net	(70,976)	(523)	(41,283)	3,650
Other, Net	18,300	30,276	42,801	99,470
Total	2,245,484	4,303,455	8,066,550	13,059,727
Operating Expenses
Lease and Well	227,473	348,883	802,478	1,032,455
Transportation Costs	180,257	199,365	540,281	549,988
Gathering and Processing Costs	114,790	127,549	340,039	351,487
Exploration Costs	38,413	34,540	105,373	103,386
Dry Hole Costs	12,604	24,138	13,063	28,001
Impairments	78,990	105,275	1,957,340	289,761
Marketing Costs	521,351	1,343,293	2,074,788	4,114,265
Depreciation, Depletion and Amortization	823,050	953,597	2,529,789	2,790,496
General and Administrative	124,460	135,758	370,588	364,210
Taxes Other Than Income	126,810	203,098	364,489	600,418
Total	2,248,198	3,475,496	9,098,228	10,224,467
Operating Income (Loss)	(2,714)	827,959	(1,031,678)	2,835,260
Other Income, Net	3,401	9,118	17,009	23,233
Income (Loss) Before Interest Expense and Income Taxes	687	837,077	(1,014,669)	2,858,493
Interest Expense, Net	53,242	39,620	152,145	144,434
Income (Loss) Before Income Taxes	(52,555)	797,457	(1,166,814)	2,714,059
Income Tax Provision (Benefit)	(10,088)	182,335	(224,776)	615,670
Net Income (Loss)	$(42,467)	$615,122	$(942,038)	$2,098,389
Net Income (Loss) Per Share
Basic	$(0.07)	$1.06	$(1.63)	$3.63
Diluted	$(0.07)	$1.06	$(1.63)	$3.61
Average Number of Common Shares
Basic	579,055	577,839	578,740	577,498
Diluted	579,055	581,271	578,740	581,190
Comprehensive Income (Loss)
Net Income (Loss)	$(42,467)	$615,122	$(942,038)	$2,098,389
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(1,807)	833	(3,297)	(2,616)
Other, Net of Tax	7	6	19	18
Other Comprehensive Income (Loss)	(1,800)	839	(3,278)	(2,598)
Comprehensive Income (Loss)	$(44,267)	$615,961	$(945,316)	$2,095,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$3,065,556	$2,027,972
Accounts Receivable, Net	1,134,346	2,001,658
Inventories	668,541	767,297
Assets from Price Risk Management Activities	18,417	1,299
Income Taxes Receivable	3,182	151,665
Other	205,015	323,448
Total	5,095,057	5,273,339
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	64,020,452	62,830,415
Other Property, Plant and Equipment	4,402,091	4,472,246
Total Property, Plant and Equipment	68,422,543	67,302,661
Less: Accumulated Depreciation, Depletion and Amortization	(39,789,537)	(36,938,066)
Total Property, Plant and Equipment, Net	28,633,006	30,364,595
Deferred Income Taxes	1,916	2,363
Other Assets	1,344,039	1,484,311
Total Assets	$35,074,018	$37,124,608
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,245,029	$2,429,127
Accrued Taxes Payable	267,245	254,850
Dividends Payable	217,334	166,273
Liabilities from Price Risk Management Activities	23,486	20,194
Current Portion of Long-Term Debt	770,831	1,014,524
Current Portion of Operating Lease Liabilities	255,357	369,365
Other	240,760	232,655
Total	3,020,042	4,486,988

Long-Term Debt	4,949,902	4,160,919
Other Liabilities	2,151,092	1,789,884
Deferred Income Taxes	4,804,656	5,046,101
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 583,668,294 Shares Issued at September 30, 2020 and 582,213,016 Shares Issued at December 31, 2019	205,837	205,822
Additional Paid in Capital	5,916,213	5,817,475
Accumulated Other Comprehensive Loss	(7,930)	(4,652)
Retained Earnings	14,051,197	15,648,604
Common Stock Held in Treasury, 322,591 Shares at September 30, 2020 and 298,820 Shares at December 31, 2019	(16,991)	(26,533)
Total Stockholders' Equity	20,148,326	21,640,716
Total Liabilities and Stockholders' Equity	$35,074,018	$37,124,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2020	$205,824	$5,886,298	$(6,130)	$14,312,493	$(10,928)	$20,387,557
Net Loss	—	—	—	(42,467)	—	(42,467)
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Common Stock Dividends Declared, $0.375 Per Share	—	—	—	(218,829)	—	(218,829)
Other Comprehensive Loss	—	—	(1,800)	—	—	(1,800)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(192)	—	—	(9,764)	(9,956)
Restricted Stock and Restricted Stock Units, Net	13	(3,699)	—	—	3,686	—
Stock-Based Compensation Expenses	—	33,811	—	—	—	33,811
Treasury Stock Issued as Compensation	—	(5)	—	—	15	10
Balance at September 30, 2020	$205,837	$5,916,213	$(7,930)	$14,051,197	$(16,991)	$20,148,326

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2019	$205,809	$5,729,318	$(4,528)	$14,731,609	$(31,932)	$20,630,276
Net Income	—	—	—	615,122	—	615,122
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Common Stock Dividends Declared, $0.2875 Per Share	—	—	—	(167,350)	—	(167,350)
Other Comprehensive Income	—	—	839	—	—	839
Change in Treasury Stock - Stock Compensation Plans, Net	—	(12,220)	—	—	(759)	(12,979)
Restricted Stock and Restricted Stock Units, Net	12	(2,270)	—	—	2,258	—
Stock-Based Compensation Expenses	—	54,670	—	—	—	54,670
Treasury Stock Issued as Compensation	—	(425)	—	—	4,127	3,702
Balance at September 30, 2019	$205,821	$5,769,073	$(3,689)	$15,179,381	$(26,306)	$21,124,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2019	$205,822	$5,817,475	$(4,652)	$15,648,604	$(26,533)	$21,640,716
Net Loss	—	—	—	(942,038)	—	(942,038)
Common Stock Issued Under Stock Plans	—	(14)	—	—	—	(14)
Common Stock Dividends Declared, $1.125 Per Share	—	—	—	(655,369)	—	(655,369)
Other Comprehensive Loss	—	—	(3,278)	—	—	(3,278)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(7,203)	—	—	909	(6,294)
Restricted Stock and Restricted Stock Units, Net	15	(7,114)	—	—	7,099	—
Stock-Based Compensation Expenses	—	113,454	—	—	—	113,454
Treasury Stock Issued as Compensation	—	(385)	—	—	1,534	1,149
Balance at September 30, 2020	$205,837	$5,916,213	$(7,930)	$14,051,197	$(16,991)	$20,148,326

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2018	$205,804	$5,658,794	$(1,358)	$13,543,130	$(42,182)	$19,364,188
Net Income	—	—	—	2,098,389	—	2,098,389
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Common Stock Dividends Declared, $0.795 Per Share	—	—	—	(461,871)	—	(461,871)
Other Comprehensive Loss	—	—	(2,598)	—	—	(2,598)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(19,295)	—	—	6,719	(12,576)
Restricted Stock and Restricted Stock Units, Net	17	(1,886)	—	—	1,869	—
Stock-Based Compensation Expenses	—	132,323	—	—	—	132,323
Treasury Stock Issued as Compensation	—	(863)	—	—	7,288	6,425
Cumulative Effect of Adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)"	—	—	267	(267)	—	—
Balance at September 30, 2019	$205,821	$5,769,073	$(3,689)	$15,179,381	$(26,306)	$21,124,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$(942,038)	$2,098,389
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,529,789	2,790,496
Impairments	1,957,340	289,761
Stock-Based Compensation Expenses	113,454	132,323
Deferred Income Taxes	(241,003)	508,576
(Gains) Losses on Asset Dispositions, Net	41,283	(3,650)
Other, Net	1,636	4,155
Dry Hole Costs	13,063	28,001
Mark-to-Market Commodity Derivative Contracts
Total Gains	(1,075,433)	(242,622)
Net Cash Received from Settlements of Commodity Derivative Contracts	998,894	139,708
Other, Net	(1,185)	1,215
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	930,628	(5,855)
Inventories	92,014	55,598
Accounts Payable	(1,222,473)	134,253
Accrued Taxes Payable	12,395	88,047
Other Assets	414,857	394,573
Other Liabilities	(12,739)	(18,315)
Changes in Components of Working Capital Associated with Investing Activities	276,063	(38,677)
Net Cash Provided by Operating Activities	3,886,545	6,355,976
Investing Cash Flows
Additions to Oil and Gas Properties	(2,458,520)	(4,866,882)
Additions to Other Property, Plant and Equipment	(165,018)	(187,350)
Proceeds from Sales of Assets	188,943	35,409
Changes in Components of Working Capital Associated with Investing Activities	(276,063)	38,677
Net Cash Used in Investing Activities	(2,710,658)	(4,980,146)
Financing Cash Flows
Long-Term Debt Borrowings	1,483,852	—
Long-Term Debt Repayments	(1,000,000)	(900,000)
Dividends Paid	(601,242)	(420,851)
Treasury Stock Purchased	(14,821)	(22,238)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	8,614	9,558
Debt Issuance Costs	(2,635)	(5,016)
Repayment of Finance Lease Liabilities	(13,309)	(9,638)
Net Cash Used in Financing Activities	(139,541)	(1,348,185)
Effect of Exchange Rate Changes on Cash	1,238	(174)
Increase in Cash and Cash Equivalents	1,037,584	27,471
Cash and Cash Equivalents at Beginning of Period	2,027,972	1,555,634
Cash and Cash Equivalents at End of Period	$3,065,556	$1,583,105

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes" (ASU 2019-12), which amends certain aspects of accounting for income taxes. ASU 2019-12 removes specific exceptions within existing U.S. GAAP related to the incremental approach for intraperiod tax allocation and to the general methodology for calculating income taxes in interim periods, among other changes. ASU 2019-12 also requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, among other requirements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. EOG will adopt ASU 2019-12 on January 1, 2021, with all of the anticipated and applicable effects to be required on a prospective basis. EOG does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements and related disclosures.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2019 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease and Well	$9.3	$13.3	$39.5	$40.6
Gathering and Processing Costs	0.2	0.3	0.9	0.8
Exploration Costs	1.0	5.2	15.0	18.1
General and Administrative	23.3	35.9	58.1	72.8
Total	$33.8	$54.7	$113.5	$132.3

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and other stock-based awards.

At September 30, 2020, approximately 2.0 million common shares remained available for grant under the 2008 Plan. EOG's policy is to issue shares related to 2008 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $23.5 million and $20.4 million during the three months ended September 30, 2020 and 2019, respectively, and $52.6 million and $47.8 million during the nine months ended September 30, 2020 and 2019, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2020 and 2019 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted Average Fair Value of Grants	$11.06	$19.49	$18.96	$22.83
Expected Volatility	44.46%	32.01%	55.53%	34.83%
Risk-Free Interest Rate	0.21%	1.69%	0.83%	2.28%
Dividend Yield	3.27%	1.39%	2.35%	1.04%
Expected Life	5.2 years	5.1 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2020 and 2019 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	9,395	$94.53	8,310	$96.90
Granted	1,993	37.62	1,946	75.43
Exercised (1)	(23)	69.59	(586)	61.19
Forfeited	(1,077)	88.54	(200)	104.89
Outstanding at September 30 (2)	10,288	$84.19	9,470	$94.53
Vested or Expected to Vest (3)	9,963	$84.86	9,127	$91.51
Exercisable at September 30 (4)	6,389	$96.53	5,307	$94.08

(1)The total intrinsic value of stock options/SARs exercised during the nine months ended September 30, 2020 and 2019 was $0.4 million and $13.3 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at September 30, 2020 and 2019 was $0.01 million and $4.8 million, respectively. At September 30, 2020 and 2019, the weighted average remaining contractual life was 4.5 years and 4.5 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2020 and 2019 was $0.01 million and $4.8 million, respectively. At September 30, 2020 and 2019, the weighted average remaining contractual life was 4.5 years and 4.5 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at September 30, 2020 and 2019 was zero and $4.7 million, respectively. At September 30, 2020 and 2019, the weighted average remaining contractual life was 3.4 years and 3.3 years, respectively.

At September 30, 2020, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $63.7 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.3 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $4.6 million and $24.7 million for the three months ended September 30, 2020 and 2019, respectively, and $52.8 million and $71.1 million for the nine months ended September 30, 2020 and 2019, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2020 and 2019 (shares and units in thousands):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,546	$90.16	3,792	$96.64
Granted	1,440	38.16	1,728	80.12
Released (1)	(1,139)	85.94	(732)	97.51
Forfeited	(63)	90.00	(129)	97.81
Outstanding at September 30 (2)	4,784	$75.51	4,659	$90.34

(1)The total intrinsic value of restricted stock and restricted stock units released during the nine months ended September 30, 2020 and 2019 was $44.5 million and $61.2 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2020 and 2019 was $171.9 million and $345.8 million, respectively.

At September 30, 2020, unrecognized compensation expense related to restricted stock and restricted stock units totaled $199.2 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Performance Units. EOG grants performance units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the performance units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the performance units granted could be outstanding. The fair value of the performance units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the performance unit grants totaled $5.7 million and $9.6 million for the three months ended September 30, 2020 and 2019, respectively, and $8.1 million and $13.4 million for the nine months ended September 30, 2020 and 2019, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the performance unit transactions for the nine-month periods ended September 30, 2020 and 2019 (units in thousands):

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date
Outstanding at January 1	598		$92.19	539	$101.53
Granted	172		37.44	172	75.09
Granted for Performance Multiple (1)	66		100.95	72	69.43
Released (2)	(223)		88.52	(185)	94.63
Forfeited	—		—	—	—
Outstanding at September 30 (3)	613	(4)	$79.10	598	$92.19

(1)Upon completion of the Performance Period for the performance units granted in 2016 and 2015, a performance multiple of 150% and 200%, respectively, was applied to each of the grants resulting in additional grants of performance units in February 2020 and February 2019, respectively.
(2)The total intrinsic value of performance units released during the nine months ended September 30, 2020 and 2019 was $12.9 million and $15.4 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the performance units are released.
(3)The total intrinsic value of performance units outstanding at September 30, 2020 and 2019 was approximately $22.0 million and $44.4 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 77 and a maximum of 1,149 performance units could be outstanding.

At September 30, 2020, unrecognized compensation expense related to performance units totaled $8.1 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.2 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month and nine-month periods ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$(42,467)	$615,122	$(942,038)	$2,098,389
Denominator for Basic Earnings Per Share -
Weighted Average Shares	579,055	577,839	578,740	577,498
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	—	203	—	371
Restricted Stock/Units and Performance Units	—	3,229	—	3,321
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	579,055	581,271	578,740	581,190
Net Income (Loss) Per Share
Basic	$(0.07)	$1.06	$(1.63)	$3.63
Diluted	$(0.07)	$1.06	$(1.63)	$3.61

The diluted earnings per share calculation excludes stock options, SARs, restricted stock, restricted stock units, performance units and ESPP grants that were anti-dilutive. Shares underlying the excluded stock options, SARs and ESPP grants were 9.4 million and 6.8 million shares for the three months ended September 30, 2020 and 2019, respectively, and were 9.4 million and 6.2 million shares for the nine months ended September 30, 2020 and 2019, respectively. Shares underlying the excluded restricted stock, restricted stock units and performance units were 4.9 million shares for both the three and nine months ended September 30, 2020, respectively.

4.    Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Interest (1)	$152,395	$154,852
Income Taxes, Net of Refunds Received	$(263,215)	$(314,689)

(1)Net of capitalized interest of $24 million and $28 million for the nine months ended September 30, 2020 and 2019, respectively.

EOG's accrued capital expenditures at September 30, 2020 and 2019 were $244 million and $568 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2020 and 2019, included additions of $135 million and $85 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the nine months ended September 30, 2020 also included additions of $73 million to EOG's other property, plant and equipment primarily in connection with a finance lease transaction.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues and Other
United States	$2,196,495	$4,224,510	$7,912,903	$12,813,318
Trinidad	35,377	64,726	110,919	205,726
Other International (1)	13,612	14,219	42,728	40,683
Total	$2,245,484	$4,303,455	$8,066,550	$13,059,727
Operating Income (Loss)
United States (2)	$(16,603)	$825,983	$(990,398)	$2,784,793
Trinidad	11,984	8,991	34,881	82,213
Other International (1) (3)	1,905	(7,015)	(76,161)	(31,746)
Total	(2,714)	827,959	(1,031,678)	2,835,260
Reconciling Items
Other Income, Net	3,401	9,118	17,009	23,233
Interest Expense, Net	(53,242)	(39,620)	(152,145)	(144,434)
Income (Loss) Before Income Taxes	$(52,555)	$797,457	$(1,166,814)	$2,714,059

(1)    Other International primarily consists of EOG's China and Canada operations.
(2)    EOG recorded pretax impairment charges of $26 million and $1,488 million for the three and nine months ended September 30, 2020, respectively, for proved oil and gas properties, leasehold costs and other assets due to the decline in commodity prices and revisions of asset retirement obligations for certain properties. See Note 11. In addition, EOG recorded pretax impairment charges of $1 million and $220 million for the three and nine months ended September 30, 2020, respectively, for sand and crude-by-rail assets.
(3)    EOG recorded pretax impairment charges of zero and $79 million for the three and nine months ended September 30, 2020, respectively, for proved oil and gas properties and firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada.

Total assets by reportable segment are presented below at September 30, 2020 and December 31, 2019 (in thousands):

	At September 30, 2020	At December 31, 2019
Total Assets
United States	$34,381,223	$36,274,942
Trinidad	530,277	705,747
Other International (1)	162,518	143,919
Total	$35,074,018	$37,124,608

(1)    Other International primarily consists of EOG's China and Canada operations.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Carrying Amount at January 1	$1,110,710	$954,377
Liabilities Incurred	28,840	78,025
Liabilities Settled (1)	(37,939)	(52,443)
Accretion	34,946	31,890
Revisions	52,368	71,145
Foreign Currency Translations	287	154
Carrying Amount at September 30	$1,189,212	$1,083,148

Current Portion	$49,847	$27,055
Noncurrent Portion	$1,139,365	$1,056,093

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2020, are presented below (in thousands):

Nine Months Ended September 30, 2020
Balance at January 1	$25,897
Additions Pending the Determination of Proved Reserves	86,624
Reclassifications to Proved Properties	(34,087)
Costs Charged to Expense (1)	(23,872)
Balance at September 30	$54,562

(1)Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

At September 30, 2020, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

Unrecognized Tax Benefits. As a result of a U.S. federal appeals conference scheduled to take place in the fourth quarter of 2020, EOG anticipates that it is reasonably possible that unrecognized tax benefits (associated with certain of EOG's research and experimental expenditures) may change in the next twelve months.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

EOG has defined contribution pension plans in place for most of its employees in the United States, and a defined benefit pension plan covering certain of its employees in Trinidad. For the nine months ended September 30, 2020 and 2019, EOG's total costs recognized for these pension plans were $30.9 million and $34.0 million, respectively. EOG also has postretirement medical and dental plans in place for eligible employees and their dependents in the United States and Trinidad, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at September 30, 2020 and December 31, 2019, and did not utilize any commercial paper borrowings during the nine months ended September 30, 2020 and 2019.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At September 30, 2020, EOG was in compliance with this financial covenant. At September 30, 2020 and December 31, 2019, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at September 30, 2020, would have been 1.05% and 3.25%, respectively.

On April 1, 2020, EOG repaid upon maturity the $500 million aggregate principal amount of its 2.45% Senior Notes due 2020.

On April 14, 2020, EOG closed on its offering of $750 million aggregate principal amount of its 4.375% Senior Notes due 2030 and $750 million aggregate principal amount of its 4.950% Senior Notes due 2050 (together, the Notes). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. EOG received net proceeds of approximately $1.48 billion from the issuance of the Notes, which were used to repay the 4.40% Senior Notes due 2020 when they matured on June 1, 2020 (see below), and for general corporate purposes, including the funding of capital expenditures.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2019 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2020
Financial Assets: (1)
Crude Oil Swaps	$—	$20,316	$—	$20,316
Crude Oil Roll Differential Swaps	—	816	—	816
Natural Gas Liquids Swaps	—	4,394	—	4,394
Natural Gas Swaps	—	509	—	509
Financial Liabilities: (2)
Crude Oil Swaps	$—	$16,190	$—	$16,190
Crude Oil Roll Differential Swaps	—	5,074	—	5,074
Natural Gas Liquids Swaps	—	943	—	943
Natural Gas Swaps	—	4,405	—	4,405
Natural Gas Basis Swaps	—	5,389	—	5,389

At December 31, 2019
Financial Assets: (1)
Natural Gas Liquids Swaps	$—	$3,401	$—	$3,401
Natural Gas Basis Swaps	—	970	—	970
Financial Liabilities: (2)
Crude Oil Swaps	$—	$23,266	$—	$23,266

(1)    $18 million and $1 million are included in "Current Assets - Assets from Price Risk Management Activities" at September 30, 2020 and December 31, 2019, respectively, on the Condensed Consolidated Balance Sheets.
(2)    $23 million and $20 million is included in "Current Liabilities - Liabilities from Price Risk Management Activities" at September 30, 2020 and December 31, 2019, respectively, on the Condensed Consolidated Balance Sheets. $1 million is included in "Other Liabilities" at September 30, 2020, on the Condensed Consolidated Balance Sheets.

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

Due to the decline in commodity prices and revisions of asset retirement obligations for certain properties, proved oil and gas properties with a carrying amount of $1,459 million were written down to their fair value of $274 million, resulting in pretax impairment charges of $1,185 million for the nine months ended September 30, 2020. In addition, EOG recorded pretax impairment charges of $72 million for the nine months ended September 30, 2020, for a commodity price-related write-down of other assets.

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

At September 30, 2020 and December 31, 2019, respectively, EOG had outstanding $5,640 million and $5,140 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $6,314 million and $5,452 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Crude Oil Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between Intercontinental Exchange (ICE) Brent pricing and pricing in Cushing, Oklahoma (ICE Brent Differential). Presented below is a comprehensive summary of EOG's ICE Brent Differential basis swap contracts as of September 30, 2020. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

ICE Brent Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
May 2020 (closed)	10,000	$4.92

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in Houston, Texas, and Cushing, Oklahoma (Houston Differential). Presented below is a comprehensive summary of EOG's Houston Differential basis swap contracts as of September 30, 2020. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Houston Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
May 2020 (closed)	10,000	$1.55

EOG has also entered into crude oil swaps in order to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (Roll Differential). Presented below is a comprehensive summary of EOG's Roll Differential swap contracts as of September 30, 2020. The weighted average price differential expressed in $/Bbl represents the amount of net addition (reduction) to delivery month prices for the notional volumes expressed in Bbld covered by the swap contracts.

Roll Differential Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
February 1, 2020 through June 30, 2020 (closed)	10,000	$0.70
July 1, 2020 through September 30, 2020 (closed)	88,000	(1.16)
October 2020 (closed)	66,000	(1.16)
November 1, 2020 through December 31, 2020	66,000	(1.16)

In May 2020, EOG entered into crude oil Roll Differential swap contracts for the period from July 1, 2020 through September 30, 2020, with notional volumes of 22,000 Bbld at a weighted average price differential of $(0.43) per Bbl, and for the period from October 1, 2020 through December 31, 2020, with notional volumes of 44,000 Bbld at a weighted average price differential of $(0.73) per Bbl. These contracts partially offset certain outstanding Roll Differential swap contracts for the same time periods and volumes at a weighted average price differential of $(1.16) per Bbl. EOG paid net cash of $2.1 million through September 30, 2020, for the settlement of certain of these contracts, and expects to pay net cash of $1.1 million during the remainder of 2020 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's crude oil NYMEX WTI price swap contracts as of September 30, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil NYMEX WTI Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
January 1, 2020 through March 31, 2020 (closed)	200,000	$59.33
April 1, 2020 through May 31, 2020 (closed)	265,000	51.36

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In April and May 2020, EOG entered into crude oil NYMEX WTI price swap contracts for the period from June 1, 2020 through June 30, 2020, with notional volumes of 265,000 Bbld at a weighted average price of $33.80 per Bbl, for the period from July 1, 2020 through July 31, 2020, with notional volumes of 254,000 Bbld at a weighted average price of $33.75 per Bbl, for the period from August 1, 2020 through September 30, 2020, with notional volumes of 154,000 Bbld at a weighted average price of $34.18 per Bbl and for the period from October 1, 2020 through December 31, 2020, with notional volumes of 47,000 Bbld at a weighted average price of $30.04 per Bbl. These contracts offset the remaining NYMEX WTI price swap contracts for the same time periods and volumes at a weighted average price of $51.36 per Bbl for the period from June 1, 2020 through June 30, 2020, $42.36 per Bbl for the period from July 1, 2020 through July 31, 2020, $50.42 per Bbl for the period from August 1, 2020 through September 30, 2020 and $31.00 per Bbl for the period from October 1, 2020 through December 31, 2020. EOG received net cash of $359.9 million through September 30, 2020, for the settlement of certain of these contracts, and expects to receive net cash of $4.1 million during the remainder of 2020 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's crude oil ICE Brent price swap contracts as of September 30, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil ICE Brent Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
April 2020 (closed)	75,000	$25.66
May 2020 (closed)	35,000	26.53

NGLs Derivative Contracts. Presented below is a comprehensive summary of EOG's Mont Belvieu propane (non-TET) financial price swap contracts (Mont Belvieu Propane Price Swap Contracts) as of September 30, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Mont Belvieu Propane Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
January 1, 2020 through February 29, 2020 (closed)	4,000	$21.34
March 1, 2020 through April 30, 2020 (closed)	25,000	17.92

In April and May 2020, EOG entered into Mont Belvieu Propane Price Swap Contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 25,000 Bbld at a weighted average price of $16.41 per Bbl. These contracts offset the remaining Mont Belvieu Propane Price Swap Contracts for the same time period with notional volumes of 25,000 Bbld at a weighted average price of $17.92 per Bbl. EOG received net cash of $5.7 million through September 30, 2020, for the settlement of certain of these contracts, and expects to receive net cash of $3.5 million during the remainder of 2020 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

Natural Gas Derivative Contracts. Presented below is a comprehensive summary of EOG's natural gas price swap contracts as of September 30, 2020, with notional volumes expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2021
January 1, 2021 through December 31, 2021	150,000	$2.85

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG has entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the NYMEX Henry Hub natural gas price for the contract month (Henry Hub Index Price) in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. In March 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 natural gas collar contracts with notional volumes of 250,000 MMBtud at a weighted average ceiling price of $2.50 per MMBtu and a weighted average floor price of $2.00 per MMBtu for the period from April 1, 2020 through July 31, 2020. EOG received net cash of $7.8 million for the settlement of these contracts. Presented below is a comprehensive summary of EOG's natural gas collar contracts as of September 30, 2020, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2020
April 1, 2020 through July 31, 2020 (closed)	250,000	$2.50	$2.00

In April 2020, EOG entered into natural gas collar contracts for the period from August 1, 2020 through October 31, 2020, with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. These contracts offset the remaining natural gas collar contracts for the same time period with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. EOG received net cash of $1.1 million through September 30, 2020, for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts as of September 30, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through September 30, 2020 (closed)	30,000	$0.55
October 1, 2020 through December 31, 2020	30,000	0.55

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Houston Ship Channel (HSC) and NYMEX Henry Hub prices (HSC Differential). In March 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 HSC Differential basis swaps with notional volumes of 60,000 MMBtud at a weighted average price differential of $0.05 per MMBtu for the period from April 1, 2020 through December 31, 2020. EOG paid net cash of $0.4 million for the settlement of these contracts. Presented below is a comprehensive summary of EOG's HSC Differential basis swap contracts as of September 30, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

HSC Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through December 31, 2020 (closed)	60,000	$0.05

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Waha Hub in West Texas and NYMEX Henry Hub prices (Waha Differential). Presented below is a comprehensive summary of EOG's Waha Differential basis swap contracts as of September 30, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Waha Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through April 30, 2020 (closed)	50,000	$1.40

In April 2020, EOG entered into Waha Differential basis swap contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 50,000 MMBtud at a weighted average price differential of $0.43 per MMBtu. These contracts offset the remaining Waha Differential basis swap contracts for the same time period with notional volumes of 50,000 MMBtud at a weighted average price differential of $1.40 per MMBtu. EOG paid net cash of $7.4 million through September 30, 2020, for the settlement of certain of these contracts, and expects to pay net cash of $4.5 million during the remainder of 2020 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at September 30, 2020 and December 31, 2019.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in thousands):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2020	December 31, 2019
Asset Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$18,417	$1,299
Noncurrent Portion	Other Assets	$156	$—
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$23,486	$20,194
Noncurrent portion	Other Liabilities	$1,053	$—

(1)    The current portion of Assets from Price Risk Management Activities consists of gross assets of $23 million, partially offset by gross liabilities of $5 million at September 30, 2020. The current portion of Assets from Price Risk Management Activities consists of gross assets of $3 million, partially offset by gross liabilities of $2 million, at December 31, 2019.
(2)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $26 million, partially offset by gross assets of $3 million, at September 30, 2020. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $23 million, partially offset by gross assets of $3 million, at December 31, 2019.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2020 and December 31, 2019. EOG had no collateral posted or held at September 30, 2020, or at December 31, 2019.

13.  Acquisitions and Divestitures

During the nine months ended September 30, 2020, EOG paid cash for property acquisitions of $67 million in the United States. Additionally, during the nine months ended September 30, 2020, EOG recognized net losses on asset dispositions of $41 million, primarily due to the sales of proved properties and non-cash property exchanges of unproved leasehold in Texas and New Mexico and the disposition of the Marcellus Shale assets, and received proceeds of approximately $189 million, primarily due to the disposition of the Marcellus Shale assets and the sale of other assets in New Mexico. During the nine months ended September 30, 2019, EOG paid cash for property acquisitions of $311 million in the United States. Additionally, during the nine months ended September 30, 2019, EOG recognized net gains on asset dispositions of $4 million and received proceeds of approximately $35 million.

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

In early March 2020, due to the failure of the members of the Organization of the Petroleum Exporting Countries and Russia (OPEC+) to reach an agreement on individual crude oil production limits, Saudi Arabia unilaterally reduced the sales price of its crude oil and announced that it would increase its crude oil production. The combination of these actions, and the effects of the COVID-19 pandemic on crude oil demand, resulted in significantly lower commodity prices in March and April 2020. In April 2020, the members of OPEC+ reached an agreement to cut production beginning in May 2020 and extending through April 2022 with the quantity of the production cuts decreasing over time. Subsequent indications of conformity with these agreed-upon production cuts by OPEC+, combined with the evolving impacts of COVID-19 on crude oil demand, have resulted in gradually-improving market conditions. From May 2020 through September 2020, crude oil prices increased, but remain significantly below average prices in 2019, as a result of the continuing rebalancing of crude oil supply resulting from the actions of OPEC+ and the continuing effect of the COVID-19 pandemic on global demand.

In response to the current commodity price environment, EOG updated its 2020 capital and operating plan to reduce activity across its operating areas and decrease its total anticipated 2020 capital expenditures. EOG also elected to reduce its 2020 crude oil production, including delaying initial production from new wells and shutting-in or otherwise curtailing existing production. As a result, EOG expects its full-year 2020 total crude oil production to be lower than its full-year 2019 total crude oil production. See "2020 Capital and Operating Plan" below for further discussion. In addition, EOG will continue to monitor future market conditions and adjust its capital allocation strategy and production outlook accordingly in order to maximize shareholder value while maintaining its strong financial position.

2020 Elections. On November 3, 2020, elections were held in the United States, including a presidential election. If there is a change of administration, certain actions may be pursued by the new administration that could impact the oil and gas industry. Such actions may affect, among other things, (i) the leasing of acreage and permitting for oil and gas drilling, (ii) the regulation of greenhouse gas emissions associated with oil and gas operations, (iii) the calculation of royalty payments in respect of oil and gas production and (iv) U.S. federal income tax laws applicable to oil and gas exploration and production companies. Further, such actions may result in additional permitting and disclosure requirements, additional operating restrictions and/or the imposition of various conditions and restrictions on drilling and completion operations, any of which could lead to operational delays and/or increased operating and compliance costs and could materially and adversely affect our business, results of operations and financial condition.

We will continue to monitor and assess any actions that could impact the oil and gas industry, to determine the impact on our business and operations, and take appropriate actions where necessary. For related discussion, see ITEM 1, Business – Regulation and ITEM 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 27, 2020.

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

The market prices of crude oil and condensate, NGLs and natural gas during the remainder of 2020 will impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position and results of operations. For the first nine months of 2020, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and condensate and natural gas prices were $38.30 per barrel and $1.88 per million British thermal units (MMBtu), respectively, representing decreases of 33% and 29%, respectively, from the average NYMEX prices for the same period in 2019. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

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

During the first nine months of 2020, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. Such efficiencies, combined with new innovation and decreased service costs, have resulted in lower operating, drilling and completion costs in 2020. In addition, EOG continued to evaluate certain potential crude oil and liquids-rich natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGL production accounted for approximately 76% and 77% of EOG's United States production during the first nine months of  2020 and 2019, respectively. During the first nine months of 2020, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas. In the second quarter of 2020, EOG delayed initial production from most newly-completed wells and shut in some existing production. During the third quarter of 2020, EOG resumed the process of initiating production from completed wells, and the legacy wells that were shut-in were largely brought back on-line.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary, and crude oil and condensate which is sold to Heritage Petroleum Company Limited. In the first nine months of 2020, EOG finished the drilling of two net exploratory wells, one of which was completed and brought on-line, and development options are being evaluated for the other. In addition, EOG was in the process of drilling and completing two net exploratory wells as of September 30, 2020. Subsequent to September 30, 2020, EOG determined that both of the exploratory wells were successful and were brought on-line. During the remainder of 2020, EOG plans to continue evaluating development options and implementing its development plan for the previously-announced 2019 and 2020 discoveries, respectively.

Other International. In the Sichuan Basin, Sichuan Province, China, EOG continues to work closely with its partner, PetroChina, under a production sharing contract and other related agreements, to ensure uninterrupted production. All natural gas produced from the Baijaochang Field is sold under a long-term contract to PetroChina.

In the third quarter of 2020, EOG entered into an agreement to acquire exploration rights to Block 36 within the Sultanate of Oman. During the remainder of 2020, EOG will plan and prepare for an exploration program in 2021.

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

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 22% at September 30, 2020 and 19% at December 31, 2019. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At September 30, 2020, EOG maintained a strong financial and liquidity position, including $3.1 billion of cash and cash equivalents and $2.0 billion of availability under its senior unsecured revolving credit facility.

On April 1, 2020, EOG repaid the $500 million aggregate principal amount of its 2.45% Senior Notes due 2020 that matured on that date.

On April 14, 2020, EOG closed on its offering of $750 million aggregate principal amount of its 4.375% Senior Notes due 2030 and $750 million aggregate principal amount of its 4.950% Senior Notes due 2050 (together, the Notes). EOG received net proceeds of approximately $1.48 billion from the issuance of the Notes, which were used to repay the 4.40% Senior Notes due 2020 when they matured on June 1, 2020 (see below), and for general corporate purposes, including the funding of capital expenditures.

Additionally, on June 1, 2020, EOG repaid the $500 million aggregate principal amount of its 4.40% Senior Notes due 2020 that matured on that date.

At September 30, 2020, $750 million aggregate principal amount of EOG's 4.100% Senior Notes due 2021 was reclassified to Current Portion of Long-Term Debt from Long-Term Debt on EOG's Condensed Consolidated Balance Sheet at June 30, 2020, as a result of EOG's intent and ability to repay such indebtedness upon maturity with cash on hand.

EOG believes it has significant flexibility and availability with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Results of Operations

The following review of operations for the three months and nine months ended September 30, 2020 and 2019 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

    Operating Revenues. During the third quarter of 2020, operating revenues decreased $2,058 million, or 48%, to $2,245 million from $4,303 million for the same period of 2019. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2020 decreased $1,090 million, or 38%, to $1,763 million from $2,853 million for the same period of 2019. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $4 million for the third quarter of 2020 compared to net gains of $86 million for the same period of 2019. Gathering, processing and marketing revenues for the third quarter of 2020 decreased $795 million, or 60%, to $539 million from $1,334 million for the same period of 2019. Net losses on asset dispositions were $71 million for the third quarter of 2020 compared to net losses of $1 million for the same period of 2019.

    Wellhead volume and price statistics for the three-month periods ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020	2019
Crude Oil and Condensate Volumes (MBbld) (1)
United States	376.6	463.2
Trinidad	1.0	0.8
Other International (2)	—	0.1
Total	377.6	464.1
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$40.19	$56.67
Trinidad	25.41	48.36
Other International (2)	25.29	59.87
Composite	40.15	56.66
Natural Gas Liquids Volumes (MBbld) (1)
United States	140.1	141.3
Other International (2)	—	—
Total	140.1	141.3
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$14.34	$12.67
Other International (2)	—	—
Composite	14.34	12.67
Natural Gas Volumes (MMcfd) (1)
United States	1,008	1,079
Trinidad	151	260
Other International (2)	31	34
Total	1,190	1,373
Average Natural Gas Prices ($/Mcf) (3)
United States	$1.49	$1.97
Trinidad	2.35	2.52
Other International (2)	4.73	4.25
Composite	1.68	2.13
Crude Oil Equivalent Volumes (MBoed) (4)
United States	684.7	784.3
Trinidad	26.2	44.1
Other International (2)	5.1	5.8
Total	716.0	834.2

Total MMBoe (4)	65.9	76.7

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

    Wellhead crude oil and condensate revenues for the third quarter of 2020 decreased $1,024 million, or 42%, to $1,395 million from $2,419 million for the same period of 2019. The decrease was due to a lower composite average price ($574 million) and a decrease of 87 MBbld, or 19%, in wellhead crude oil and condensate production ($450 million). Decreased production was primarily in the Eagle Ford, the Rocky Mountain area and the Permian Basin. EOG's composite wellhead crude oil and condensate price for the third quarter of 2020 decreased 29% to $40.15 per barrel compared to $56.66 per barrel for the same period of 2019.

    NGL revenues for the third quarter of 2020 increased $20 million, or 12%, to $185 million from $165 million for the same period of 2019 due to a higher composite average price ($21 million), partially offset by a decrease of 1 MBbld, or 1%, in NGL deliveries ($1 million). Decreased production was primarily in the Eagle Ford, partially offset by increased production in the Permian Basin. EOG's composite NGL price for the third quarter of 2020 increased 13% to $14.34 per barrel compared to $12.67 per barrel for the same period of 2019.

    Wellhead natural gas revenues for the third quarter of 2020 decreased $86 million, or 32%, to $184 million from $270 million for the same period of 2019. The decrease was due to a lower average composite price ($50 million) and a decrease in natural gas deliveries ($36 million). Natural gas deliveries for the third quarter of 2020 decreased 183 MMcfd, or 13%, compared to the same period of 2019 due primarily to lower natural gas volumes in Trinidad, the Marcellus Shale and the Rocky Mountain area and decreased production of associated natural gas from the Eagle Ford, partially offset by increased production of associated natural gas from the Permian Basin. EOG's composite wellhead natural gas price for the third quarter of 2020 decreased 21% to $1.68 per Mcf compared to $2.13 per Mcf for the same period of 2019.

    During the third quarter of 2020, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $4 million compared to net gains of $86 million for the same period of 2019. During the third quarter of 2020, net cash received from settlements of financial commodity derivative contracts was $275 million compared to net cash received of $108 million for the same period of 2019.

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

    Gathering, processing and marketing revenues less marketing costs for the third quarter of 2020 increased $26 million as compared to the same period of 2019 primarily due to higher margins on crude oil marketing activities, partially offset by lower margins on natural gas marketing activities.

Operating and Other Expenses.  For the third quarter of 2020, operating expenses of $2,248 million were $1,227 million lower than the $3,475 million incurred during the third quarter of 2019.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Lease and Well	$3.45	$4.55
Transportation Costs	2.74	2.60
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.00	12.33
Other Property, Plant and Equipment	0.49	0.10
General and Administrative (G&A)	1.89	1.77
Interest Expense, Net	0.81	0.52
Total (1)	$21.38	$21.87

(1)Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation, DD&A, G&A and net interest expense for the three months ended September 30, 2020, compared to the same period of 2019, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

    Lease and well expenses of $227 million for the third quarter of 2020 decreased $122 million from $349 million for the same prior year period primarily due to decreased operating and maintenance costs in the United States ($69 million) and Canada ($7 million), decreased workover expenditures in the United States ($32 million) and decreased lease and well administrative expenses in the United States ($10 million).

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

    Transportation costs of $180 million for the third quarter of 2020 decreased $19 million from $199 million for the same prior year period primarily due to decreased transportation costs in the Eagle Ford ($13 million), Rocky Mountain area ($8 million) and Fort Worth Basin Barnett Shale ($6 million), partially offset by increased transportation costs in the Permian Basin ($9 million).

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

DD&A expenses for the third quarter of 2020 decreased $131 million to $823 million from $954 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2020 were $155 million lower than the same prior year period. The decrease primarily reflects decreased production in the United States ($116 million) and Trinidad ($8 million) and lower unit rates in the United States ($32 million). Unit rates in the United States decreased primarily due to reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $124 million for the third quarter of 2020 decreased $12 million from $136 million for the same prior year period primarily due to decreased employee-related costs ($20 million), partially offset by idle equipment and termination fees ($13 million).

Interest expense, net of $53 million for the third quarter of 2020 increased $13 million compared to the same prior year period primarily due to the issuance of the Notes in April 2020 ($18 million), partially offset by repayment in June 2020 of the $500 million aggregate principal amount of 4.40% Senior Notes due 2020 ($6 million) and repayment in April 2020 of the $500 million aggregate principal amount of 2.45% Senior Notes due 2020 ($3 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs decreased $13 million to $115 million for the third quarter of 2020 compared to $128 million for the same prior year period primarily due to decreased operating and maintenance expenses in the Eagle Ford ($7 million) and Permian Basin ($4 million).

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

Impairments of $79 million for the third quarter of 2020 were $26 million lower than impairments for the same prior year period primarily due to decreased impairments of proved properties in the United States ($16 million) and decreased amortization of unproved property costs in the United States ($11 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $27 million and $41 million for the third quarters of 2020 and 2019, respectively.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2020 decreased $76 million to $127 million (7.2% of wellhead revenues) from $203 million (7.1% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes in the United States ($63 million), decreased payroll tax in Trinidad ($8 million) and decreased ad valorem/property taxes in the United States ($6 million).

Other income, net for the third quarter of 2020 decreased $6 million compared to the same prior year period primarily due to a decrease in interest income.

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

    EOG recognized an income tax benefit of $10 million for the third quarter of 2020 compared to an income tax provision of $182 million for the third quarter of 2019, primarily due to decreased pretax income.  The net effective tax rate for the third quarter of 2020 decreased to 19% from 23% in 2019 mostly due to increased stock-based compensation tax deficiencies.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

    Operating Revenues. During the first nine months of 2020, operating revenues decreased $4,993 million, or 38%, to $8,067 million from $13,060 million for the same period of 2019. Total wellhead revenues for the first nine months of 2020 decreased $3,543 million, or 41%, to $5,049 million from $8,592 million for the same period of 2019. During the first nine months of 2020, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $1,075 million compared to net gains of $243 million for the same period of 2019. Gathering, processing and marketing revenues for the first nine months of 2020 decreased $2,181 million, or 53%, to $1,940 million from $4,121 million for the same period of 2019. Net losses on asset dispositions were $41 million for the first nine months of 2020 compared to net gains of $4 million for the same period of 2019.

    Wellhead volume and price statistics for the nine-month periods ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Crude Oil and Condensate Volumes (MBbld)
United States	396.6	451.2
Trinidad	0.5	0.7
Other International	0.2	0.1
Total	397.3	452.0
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$37.45	$57.95
Trinidad	26.35	47.26
Other International	45.09	58.43
Composite	37.44	57.93
Natural Gas Liquids Volumes (MBbld)
United States	134.2	130.8
Other International	—	—
Total	134.2	130.8
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$11.95	$15.96
Other International	—	—
Composite	11.95	15.96
Natural Gas Volumes (MMcfd)
United States	1,029	1,043
Trinidad	175	267
Other International	34	36
Total	1,238	1,346
Average Natural Gas Prices ($/Mcf) (1)
United States	$1.38	$2.23
Trinidad	2.20	2.71
Other International	4.45	4.29
Composite	1.58	2.38
Crude Oil Equivalent Volumes (MBoed)
United States	702.3	755.8
Trinidad	29.8	45.1
Other International	5.7	6.2
Total	737.8	807.1

Total MMBoe	202.2	220.3

(1)    Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

    Wellhead crude oil and condensate revenues for the first nine months of 2020 decreased $3,073 million, or 43%, to $4,075 million from $7,148 million for the same period of 2019 due to a lower composite average price ($2,231 million) and a decrease of 55 MBbld, or 12%, in wellhead crude oil and condensate production ($842 million). Decreased production was primarily due to decreases in the Eagle Ford and the Rocky Mountain area, partially offset by increased production in the Permian Basin. EOG's composite wellhead crude oil and condensate price for the first nine months of 2020 decreased 35% to $37.44 per barrel compared to $57.93 per barrel for the same period of 2019.

    NGL revenues for the first nine months of 2020 decreased $131 million, or 23%, to $439 million from $570 million for the same period of 2019 due to a lower composite average price ($148 million), partially offset by an increase of 3 MBbld, or 3%, in NGL deliveries ($17 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford. EOG's composite NGL price for the first nine months of 2020 decreased 25% to $11.95 per barrel compared to $15.96 per barrel for the same period of 2019.

    Wellhead natural gas revenues for the first nine months of 2020 decreased $339 million, or 39%, to $535 million from $874 million for the same period of 2019. The decrease was due to a lower composite wellhead natural gas price ($272 million) and a decrease in natural gas deliveries ($67 million). Natural gas deliveries for the first nine months of 2020 decreased 108 MMcfd, or 8%, compared to the same period of 2019 due primarily to lower natural gas volumes in Trinidad, the Rocky Mountain area and the Marcellus Shale, partially offset by increased production of associated natural gas from the Permian Basin and higher deliveries in South Texas. EOG's composite wellhead natural gas price for the first nine months of 2020 decreased 34% to $1.58 per Mcf compared to $2.38 per Mcf for the same period of 2019.

    During the first nine months of 2020, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $1,075 million compared to net gains of $243 million for the same period of 2019. During the first nine months of 2020, net cash received from settlements of financial commodity derivative contracts was $999 million compared to net cash received from settlements of financial commodity derivative contracts of $140 million for the same period of 2019.

    Gathering, processing and marketing revenues less marketing costs for the first nine months of 2020 decreased $142 million as compared to the same period of 2019 primarily due to lower margins on crude oil marketing activities. The margin on crude oil marketing activities for the first nine months of 2020 was negatively impacted by the price decline for crude oil in inventory awaiting delivery to customers and EOG's decision early in the second quarter of 2020 to reduce commodity price volatility by selling May and June 2020 deliveries under fixed price arrangements.

    Operating and Other Expenses. For the first nine months of 2020, operating expenses of $9,098 million were $1,126 million lower than the $10,224 million incurred during the same period of 2019. The following table presents the costs per Boe for the nine-month periods ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Lease and Well	$3.97	$4.69
Transportation Costs	2.67	2.50
DD&A -
Oil and Gas Properties	12.02	12.38
Other Property, Plant and Equipment	0.49	0.29
G&A	1.83	1.65
Interest Expense, Net	0.75	0.66
Total (1)	$21.73	$22.17

(1)Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

    The primary factors impacting the cost components of per-unit rates of lease and well, transportation, DD&A, G&A and net interest expense for the nine months ended September 30, 2020, compared to the same period of 2019 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

    Lease and well expenses of $802 million for the first nine months of 2020 decreased $230 million from $1,032 million for the same prior year period primarily due to decreased operating and maintenance costs in the United States ($119 million) and Canada ($21 million) and decreased workover expenditures in the United States ($86 million).

    Transportation costs of $540 million for the first nine months of 2020 decreased $10 million from $550 million for the same prior year period primarily due to decreased transportation costs in the Eagle Ford ($22 million), Fort Worth Basin Barnett Shale ($22 million) and Rocky Mountain area ($18 million), partially offset by increased transportation costs in the Permian Basin ($52 million) and South Texas ($9 million).

    DD&A expenses for the first nine months of 2020 decreased $260 million to $2,530 million from $2,790 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2020 were $296 million lower than the same prior year period. The decrease primarily reflects decreased production in the United States ($177 million) and in Trinidad ($20 million) and lower unit rates in the United States ($103 million). Unit rates in the United States decreased primarily due to reserves added at lower costs as a result of increased efficiencies. DD&A expenses associated with other property, plant and equipment for the first nine months of 2020 were $35 million higher than the same prior year period primarily due to an increase in expense related to gathering and storage assets and equipment.

    G&A expenses of $371 million for the first nine months of 2020 increased $7 million from $364 million for the same prior year period primarily due to idle equipment and termination fees ($39 million) and increased information system costs ($5 million), partially offset by a decrease in employee-related costs ($27 million) and professional and other services ($8 million).

    Interest expense, net of $152 million for the first nine months of 2020 increased $8 million compared to the same prior year period primarily due to the issuance of the Notes in April 2020 ($33 million), partially offset by repayment in June 2019 of the $900 million aggregate principal amount of 5.625% Senior Notes due 2019 ($21 million), repayment in June 2020 of the $500 million aggregate principal amount of 4.40% Senior Notes due 2020 ($8 million) and repayment in April 2020 of the $500 million aggregate principal amount of 2.45% Senior Notes due 2020 ($7 million).

    Gathering and processing costs of $340 million for the first nine months of 2020 decreased $11 million compared to the same prior year period primarily due to decreased operating and maintenance expenses in the Eagle Ford ($10 million) and Fort Worth Basin Barnett Shale ($5 million) and decreased gathering and processing fees in the Eagle Ford ($8 million), partially offset by increased gathering and processing fees in the Permian Basin ($10 million).

    Impairments of $1,957 million for the first nine months of 2020 were $1,667 million higher than impairments for the same prior year period primarily due to increased impairments of proved properties and other assets, primarily related to legacy and non-core natural gas, crude oil and combo plays in the United States ($1,357 million), of sand and crude-by-rail assets in the United States ($220 million), as a result of the decision to exit the Horn River Basin in Canada ($79 million) and increased amortization of unproved property costs in the United States ($12 million). EOG recorded impairments of proved properties, other property, plant and equipment and other assets of $1,728 million and $132 million for the first nine months of 2020 and 2019, respectively.

    Taxes other than income for the first nine months of 2020 decreased $236 million to $364 million (7.2% of wellhead revenues) from $600 million (7.0% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes in the United States ($191 million), decreased ad valorem/property taxes in the United States ($33 million) and decreased payroll tax in Trinidad ($7 million).

    Other income, net for the first nine months of 2020 decreased $6 million compared to the same prior year period primarily due to a decrease in interest income ($10 million) and foreign currency exchange gains ($2 million), partially offset by a decrease in deferred compensation expense ($6 million).

    EOG recognized an income tax benefit of $225 million for the first nine months of 2020 compared to an income tax provision of $616 million for the first nine months of 2019, primarily due to decreased pretax income. The net effective tax rate for the first nine months of 2020 decreased to 19% from 23% in the first nine months of 2019. The lower effective tax rate is mostly due to taxes attributable to EOG's foreign operations and increased stock-based compensation tax deficiencies.

Capital Resources and Liquidity

    Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2020, were funds generated from operations, net proceeds from the issuance of long-term debt and net cash received from settlements of commodity derivative contracts and proceeds from sales of assets. The primary uses of cash were funds used in operations; exploration and development expenditures; long-term debt repayments; dividend payments to stockholders; and other property, plant and equipment expenditures. During the first nine months of 2020, EOG's cash balance increased $1,038 million to $3,066 million from $2,028 million at December 31, 2019.

    Net cash provided by operating activities of $3,887 million for the first nine months of 2020 decreased $2,469 million compared to the same period of 2019 primarily due to a decrease in wellhead revenues ($3,543 million), a decrease in gathering, processing and marketing revenues less marketing costs ($142 million) and an unfavorable change in working capital ($66 million), partially offset by an increase in net cash received for settlements of commodity derivative contracts ($859 million) and a decrease in cash operating expenses ($452 million).

    Net cash used in investing activities of $2,711 million for the first nine months of 2020 decreased $2,269 million compared to the same period of 2019 due to a decrease in additions to oil and gas properties ($2,408 million), an increase in proceeds from the sale of assets ($154 million) and a decrease in additions to other property, plant and equipment ($22 million), partially offset by an unfavorable change in components of working capital associated with investing activities ($315 million).

    Net cash used in financing activities of $140 million for the first nine months of 2020 included repayments of long-term debt ($1,000 million) and cash dividend payments ($601 million), partially offset by net proceeds from the issuance of long-term debt ($1,484 million). Net cash used in financing activities of $1,348 million for the first nine months of 2019 included repayments of long-term debt ($900 million) and cash dividend payments ($421 million).

    Total Expenditures. For the year 2020, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $3.4 billion to $3.6 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended September 30,
	2020	2019
Expenditure Category
Capital
Exploration and Development Drilling	$2,072	$3,865
Facilities	248	499
Leasehold Acquisitions (1)	163	201
Property Acquisitions (2)	74	332
Capitalized Interest	24	28
Subtotal	2,581	4,925
Exploration Costs	105	103
Dry Hole Costs	13	28
Exploration and Development Expenditures	2,699	5,056
Asset Retirement Costs	69	151
Total Exploration and Development Expenditures	2,768	5,207
Other Property, Plant and Equipment (3)	238	187
Total Expenditures	$3,006	$5,394

(1)    Leasehold acquisitions included $128 million and $64 million for the nine-month periods ended September 30, 2020 and 2019, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $7 million and $21 million for the nine-month periods ended September 30, 2020 and 2019, respectively, related to non-cash property exchanges.
(3)    Other property, plant and equipment included $73 million of non-cash additions for the nine-month period ended September 30, 2020 made in connection with a finance lease transaction.

    Exploration and development expenditures of $2,699 million for the first nine months of 2020 were $2,357 million lower than the same period of 2019 primarily due to decreased exploration and development drilling expenditures in the United States ($1,817 million) and Other International ($9 million), decreased property acquisitions ($258 million), decreased facilities expenditures ($251 million) and decreased leasehold acquisitions ($38 million), partially offset by increased exploration and development drilling expenditures in Trinidad ($35 million). Exploration and development expenditures for the first nine months of 2020 of $2,699 million consisted of $2,236 million in development drilling and facilities, $365 million in exploration, $74 million in property acquisitions and $24 million in capitalized interest. Exploration and development expenditures for the first nine months of 2019 of $5,056 million consisted of $4,341 million in development drilling and facilities, $355 million in exploration, $332 million in property acquisitions and $28 million in capitalized interest.

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

    The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at September 30, 2020, as a net liability of $6 million.

    Crude Oil Derivative Contracts. Prices received by EOG for its crude oil production generally vary from NYMEX West Texas Intermediate (WTI) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between Intercontinental Exchange (ICE) Brent pricing and pricing in Cushing, Oklahoma (ICE Brent Differential). Presented below is a comprehensive summary of EOG's ICE Brent Differential basis swap contracts through October 30, 2020. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

ICE Brent Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
May 2020 (closed)	10,000	$4.92

    EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in Houston, Texas, and Cushing, Oklahoma (Houston Differential). Presented below is a comprehensive summary of EOG's Houston Differential basis swap contracts through October 30, 2020. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Houston Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
May 2020 (closed)	10,000	$1.55

    EOG has also entered into crude oil swaps in order to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (Roll Differential). Presented below is a comprehensive summary of EOG's Roll Differential swap contracts through October 30, 2020. The weighted average price differential expressed in $/Bbl represents the amount of net addition (reduction) to delivery month prices for the notional volumes expressed in Bbld covered by the swap contracts.

Roll Differential Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
February 1, 2020 through June 30, 2020 (closed)	10,000	$0.70
July 1, 2020 through September 30, 2020 (closed)	88,000	(1.16)
October 1, 2020 through November 30, 2020 (closed)	66,000	(1.16)
December 2020	66,000	(1.16)

    In May 2020, EOG entered into crude oil Roll Differential swap contracts for the period from July 1, 2020 through September 30, 2020, with notional volumes of 22,000 Bbld at a weighted average price differential of $(0.43) per Bbl, and for the period from October 1, 2020 through December 31, 2020, with notional volumes of 44,000 Bbld at a weighted average price differential of $(0.73) per Bbl. These contracts partially offset certain outstanding Roll Differential swap contracts for the same time periods and volumes at a weighted average price differential of $(1.16) per Bbl. EOG paid net cash of $2.6 million through October 30, 2020, for the settlement of certain of these contracts and expects to pay $0.6 million during the remainder of 2020 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

    Presented below is a comprehensive summary of EOG's crude oil NYMEX WTI price swap contracts through October 30, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil NYMEX WTI Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
January 1, 2020 through March 31, 2020 (closed)	200,000	$59.33
April 1, 2020 through May 31, 2020 (closed)	265,000	51.36

    In April and May 2020, EOG entered into crude oil NYMEX WTI price swap contracts for the period from June 1, 2020 through June 30, 2020, with notional volumes of 265,000 Bbld at a weighted average price of $33.80 per Bbl, for the period from July 1, 2020 through July 31, 2020, with notional volumes of 254,000 Bbld at a weighted average price of $33.75 per Bbl, for the period from August 1, 2020 through September 30, 2020, with notional volumes of 154,000 Bbld at a weighted average price of $34.18 per Bbl and for the period from October 1, 2020 through December 31, 2020, with notional volumes of 47,000 Bbld at a weighted average price of $30.04 per Bbl. These contracts offset the remaining NYMEX WTI price swap contracts for the same time periods and volumes at a weighted average price of $51.36 per Bbl for the period from June 1, 2020 through June 30, 2020, $42.36 per Bbl for the period from July 1, 2020 through July 31, 2020, $50.42 per Bbl for the period from August 1, 2020 through September 30, 2020 and $31.00 per Bbl for the period from October 1, 2020 through December 31, 2020. EOG received net cash of $359.9 million through October 30, 2020, for the settlement of certain of these contracts, and expects to receive net cash of $4.1 million during the remainder of 2020 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

    Presented below is a comprehensive summary of EOG's crude oil ICE Brent price swap contracts through October 30, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil ICE Brent Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
April 2020 (closed)	75,000	$25.66
May 2020 (closed)	35,000	26.53

    NGLs Derivative Contracts. Presented below is a comprehensive summary of EOG's Mont Belvieu propane (non-TET) financial price swap contracts (Mont Belvieu Propane Price Swap Contracts) through October 30, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Mont Belvieu Propane Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
January 1, 2020 through February 29, 2020 (closed)	4,000	$21.34
March 1, 2020 through April 30, 2020 (closed)	25,000	17.92

    In April and May 2020, EOG entered into Mont Belvieu Propane Price Swap Contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 25,000 Bbld at a weighted average price of $16.41 per Bbl. These contracts offset the remaining Mont Belvieu Propane Price Swap Contracts for the same time period with notional volumes of 25,000 Bbld at a weighted average price of $17.92 per Bbl. EOG received net cash of $5.7 million through October 30, 2020, for the settlement of certain of these contracts, and expects to receive net cash of $3.5 million during the remainder of 2020 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

    Natural Gas Derivative Contracts. Presented below is a comprehensive summary of EOG's natural gas price swap contracts through October 30, 2020, with notional volumes expressed in MMBtu per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2021
January 1, 2021 through December 31, 2021	500,000	$2.99

    EOG has entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the NYMEX Henry Hub natural gas price for the contract month (Henry Hub Index Price) in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. In March 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 natural gas collar contracts with notional volumes of 250,000 MMBtud at a weighted average ceiling price of $2.50 per MMBtu and a weighted average floor price of $2.00 per MMBtu for the period from April 1, 2020 through July 31, 2020. EOG received net cash of $7.8 million for the settlement of these contracts. Presented below is a comprehensive summary of EOG's natural gas collar contracts through October 30, 2020, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2020
April 1, 2020 through July 31, 2020 (closed)	250,000	$2.50	$2.00

    In April 2020, EOG entered into natural gas collar contracts for the period from August 1, 2020 through October 31, 2020, with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. These contracts offset the remaining natural gas collar contracts for the same time period with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. EOG received net cash of $1.1 million through October 30, 2020, for the settlement of these contracts. The offsetting contracts were excluded from the above table.

    Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts through October 30, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through October 31, 2020 (closed)	30,000	$0.55
November 1, 2020 through December 31, 2020	30,000	0.55

    EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Houston Ship Channel (HSC) and NYMEX Henry Hub prices (HSC Differential). In March 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 HSC Differential basis swaps with notional volumes of 60,000 MMBtud at a weighted average price differential of $0.05 per MMBtu for the period from April 1, 2020 through December 31, 2020. EOG paid net cash of $0.4 million for the settlement of these contracts. Presented below is a comprehensive summary of EOG's HSC Differential basis swap contracts through October 30, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

HSC Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through December 31, 2020 (closed)	60,000	$0.05

    EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Waha Hub in West Texas and NYMEX Henry Hub prices (Waha Differential). Presented below is a comprehensive summary of EOG's Waha Differential basis swap contracts through October 30, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Waha Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through April 30, 2020 (closed)	50,000	$1.40

    In April 2020, EOG entered into Waha Differential basis swap contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 50,000 MMBtud at a weighted average price differential of $0.43 per MMBtu. These contracts offset the remaining Waha Differential basis swap contracts for the same time period with notional volumes of 50,000 MMBtud at a weighted average price differential of $1.40 per MMBtu. EOG paid net cash of $8.9 million through October 30, 2020, for the settlement of certain of these contracts, and expects to pay net cash of $3.0 million during the remainder of 2020 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

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
•the impact of, and changes in, government policies, laws and regulations, including any changes or other actions which may result from the recent U.S. elections and including tax laws and regulations; climate change and other environmental, health and safety laws and regulations relating to air emissions, disposal of produced water, drilling fluids and other wastes, hydraulic fracturing and access to and use of water; laws and regulations affecting the leasing of acreage and permitting for oil and gas drilling and the calculation of royalty payments in respect of oil and gas production; laws and regulations imposing additional permitting and disclosure requirements, additional operating restrictions and conditions or restrictions on drilling and completion operations and on the transportation of crude oil and natural gas; laws and regulations with respect to derivatives and hedging activities; and laws and regulations with respect to the import and export of crude oil, natural gas and related commodities;
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
•acts of war and terrorism and responses to these acts; and
•the other factors described under ITEM 1A, Risk Factors, on pages 13 through 23 of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, under ITEM 1A, Risk Factors, on page 37 of EOG's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, under ITEM 1A, Risk Factors, on page 45 of EOG's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 and under ITEM 1A, Risk Factors, in this Quarterly Report on Form 10-Q, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

    There are still too many variables and uncertainties regarding the COVID-19 pandemic - including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures imposed in affected countries to fully assess the potential impact on our business, financial condition and results of operations.

____________________

In addition, see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - 2020 Elections, for discussion regarding the recent U.S. elections.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

July 1, 2020 - July 31, 2020	2,497	$47.97	—	6,386,200
August 1, 2020 - August 31, 2020	1,484	46.50	—	6,386,200
September 1, 2020 - September 30, 2020	255,522	37.47	—	6,386,200
Total	259,503	37.63	—

(1)The 259,503 total shares for the quarter ended September 30, 2020, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.
(2)In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the third quarter of 2020, EOG did not repurchase any shares under the Board-authorized repurchase program. EOG last repurchased shares under this program in March 2003.

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
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 28, 2020, and subsequent grants).

Exhibit No.		Description

10.2	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 28, 2020, and subsequent grants).

10.3	-
Form of Stock Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 28, 2020, and subsequent grants).

10.4	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 28, 2020, and subsequent grants).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months and Nine Months Ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets - September 30, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Nine Months Ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 5, 2020	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)