Form 10-K
period 2020-12-31
EOG RESOURCES INC
filed 2021-02-25
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Common Stock aggregate market value held by non-affiliates as of June 30, 2020: $29,444 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  Class: Common Stock, par value $0.01 per share, 583,563,479 shares outstanding as of February 12, 2021.

Documents incorporated by reference.  Portions of the Definitive Proxy Statement for the registrant's 2021 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this report.

(i)

PART I

ITEM 1.  Business

General

EOG Resources, Inc., a Delaware corporation organized in 1985, together with its subsidiaries (collectively, EOG), explores for, develops, produces and markets crude oil, natural gas liquids (NGLs) and natural gas primarily in major producing basins in the United States of America (United States or U.S.), The Republic of Trinidad and Tobago (Trinidad), The People's Republic of China (China), the Sultanate of Oman (Oman) and, from time to time, select other international areas.  EOG's principal producing areas are further described in "Exploration and Production" below.  EOG's Annual Reports on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and any amendments to those reports (including related exhibits and supplemental schedules) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended) are made available, free of charge, through EOG's website, as soon as reasonably practicable after such reports have been filed with, or furnished to, the United States Securities and Exchange Commission (SEC).  EOG's website address is www.eogresources.com. Information on our website is not incorporated by reference into, and does not constitute a part of, this report.

At December 31, 2020, EOG's total estimated net proved reserves were 3,220 million barrels of oil equivalent (MMBoe), of which 1,514 million barrels (MMBbl) were crude oil and condensate reserves, 813 MMBbl were NGLs reserves and 5,360 billion cubic feet (Bcf), or 893 MMBoe, were natural gas reserves (see "Supplemental Information to Consolidated Financial Statements").  At such date, approximately 98% of EOG's net proved reserves, on a crude oil equivalent basis, were located in the United States, 1% in Trinidad and 1% in other international areas.  Crude oil equivalent volumes are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet (Mcf) of natural gas.

EOG's operations are all crude oil and natural gas exploration and production related. For information regarding the risks associated with EOG's domestic and foreign operations, see ITEM 1A, Risk Factors.

EOG's business strategy is to maximize the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries.  Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term growth in shareholder value and maintain a strong balance sheet.  EOG is focused on innovation and cost-effective utilization of advanced technology associated with three-dimensional seismic and microseismic data, the development of reservoir simulation models, the use of improved drilling equipment and completion technologies for horizontal drilling and formation evaluation.  These advanced technologies are used, as appropriate, throughout EOG to reduce the risks and costs associated with all aspects of oil and gas exploration, development and exploitation.  EOG implements its strategy primarily by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations and robust environmental stewardship practices and performance, is integral in the implementation of EOG's strategy.

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

At December 31, 2020, on a crude oil equivalent basis, 48% of EOG's net proved reserves in the United States were crude oil and condensate, 26% were NGLs and 26% were natural gas. The majority of these reserves are in long-lived fields with well-established production characteristics. EOG believes that opportunities exist to increase production through continued development in and around many of these fields and through the utilization of applicable technologies. EOG also maintains an active exploration program designed to extend fields and add new trends and resource plays to its already broad portfolio.

The following is a summary of significant developments during 2020 and anticipated 2021 plans for certain areas of EOG's United States operations.

2020						2021
Area of Operation	Crude Oil & Condensate Volumes (MBbld) (1)	Natural Gas Liquids Volumes (MBbld) (1)	Natural Gas Volumes (MMcfd) (1)	Total Net Acres (in thousands)	Net Well Completions	Expected Net Well Completions

South Texas	162	33	281	1,138	223	160
Delaware Basin	183	75	460	404	247	275
Rocky Mountain	49	14	159	1,167	56	50
Mid-Continent	10	14	87	310	15	<5
Other Areas	4	—	53	851	7	15
Total	408	136	1,040	3,870	548	~500

(1)Thousand barrels per day or million cubic feet per day, as applicable.

The South Texas area includes our Eagle Ford play and our newly announced Dorado gas play. EOG holds approximately 516,000 total net acres in the prolific oil window of the Eagle Ford and approximately 163,000 net acres in the Dorado prospect area. During the second and third quarters of 2020, EOG significantly curtailed its Eagle Ford oil production due to low crude oil prices; operations in the Eagle Ford returned to normal by the end of the third quarter of 2020. In the Dorado play, with the onset of the pandemic and resulting market downturn, EOG elected to defer its 2020 drilling program and instead focus on gathering and analyzing data regarding the production performance of its 2019 Dorado drilling program. In 2020, EOG completed 213 net Eagle Ford wells and, late in 2020, acquired and completed one net Dorado well to further delineate the play. In 2021, EOG expects to complete approximately 145 net Eagle Ford wells and to drill and complete approximately 15 net Dorado wells.

In the Delaware Basin, EOG completed 247 net wells during 2020, primarily in the Delaware Basin Wolfcamp, Bone Spring and Leonard plays. The Delaware Basin consists of approximately 4,800 feet of oil rich stacked pay potential offering EOG multiple co-development opportunities throughout its 404,000 total net acreage position.

In the Delaware Basin Upper Wolfcamp play, EOG has approximately 226,000 net acres and completed 166 net wells in 2020. EOG continued its Upper Wolfcamp development plan with well spacing as close as 500 feet in the crude oil portion of the play and 880 feet in the combination crude oil and natural gas portion. In addition to the Upper Wolfcamp, EOG completed 7 net wells in 2020 in the newly announced Middle Wolfcamp play and has identified 193,000 net prospective acres. Continued improvement and excellent results in the Delaware Basin Wolfcamp program were supported by optimized well spacing, enhanced well completions, precision drilling and continued cost reductions. Moving forward into 2021, the Delaware Basin Wolfcamp play will continue to be a primary area of focus.

In the Bone Spring play, EOG has three main sub-plays: the First, Second and Third Bone Spring. In 2020, EOG completed 56 total net Bone Spring wells within the three sub-plays on its combined 289,000 net prospective acres. Of the three sub-plays, the Second Bone Spring had the majority of the activity in 2020 with EOG completing 42 net wells. The Bone Spring plays continue to be an integral part of EOG’s Delaware Basin plans and portfolio.

In the Leonard play, EOG holds approximately 160,000 net acres and maintained its development plan with 18 net wells completed in 2020. With a strategy of developing deeper targets first while simultaneously collecting data from the shallow targets, the Leonard play will progressively become a more active part of EOG’s program.

Activity in 2021 will remain focused on the Delaware Basin Wolfcamp, Bone Spring, and Leonard plays, where EOG expects to complete approximately 275 net wells.

Activity in the Rocky Mountain area in 2020 was focused on the Wyoming Powder River Basin. In the Powder River Basin, EOG operated a one-rig program and completed 35 net wells in the Niobrara, Mowry, Turner and Parkman formations. In addition, key infrastructure was added in order to lower operating costs and increase price realizations going forward. In the DJ Basin, EOG operated one rig for a partial year and completed 17 net wells in both the Codell and the Niobrara formations. Activity in the DJ Basin is expected to be minimal in 2021 as development continues to shift to the Powder River Basin. In the Williston Basin, EOG completed 3 net wells in the Bakken and Three Forks. In 2020, production in the Rocky Mountain area and Williston Basin was significantly curtailed, primarily in the second quarter, in response to crude oil price declines, but has subsequently returned to normal levels. In 2021, activity will be focused on development in the Powder River Basin with plans to complete approximately 45 net wells. EOG currently holds approximately 1.2 million net acres in the Rocky Mountain area.

In the Mid-Continent area, EOG continued its development of the Woodford Oil Window play with 15 net wells completed during 2020. EOG holds approximately 37,000 net acres in the play and plans to have minimal activity in 2021.

Operations Outside the United States

EOG has operations offshore Trinidad, in the China Sichuan Basin, Oman and in Canada and is evaluating additional exploration, development and exploitation opportunities in these and other select international areas.

Trinidad. EOG, through its subsidiaries, including EOG Resources Trinidad Limited, holds interests in (i) the exploration and production licenses covering the South East Coast Consortium (SECC) Block, Pelican and Banyan Fields, Sercan Area and each of their related facilities and the Ska, Mento, Reggae and deep Teak, Saaman and Poui Areas, all of which are offshore Trinidad; and (ii) a production sharing contract with the Government of Trinidad and Tobago for each of the Modified U(a), Modified U(b) and 4(a) Blocks.

Several fields in the SECC, Modified U(a), Modified U(b) and 4(a) Blocks, Banyan Field and Sercan Area have been developed and are producing natural gas and crude oil and condensate.

In 2020, EOG's net production averaged approximately 180 MMcfd of natural gas and approximately 1.0 MBbld of crude oil and condensate. In 2020, EOG drilled three net wells and completed two net wells. The remaining net well made a discovery that is being evaluated. All wells discovered commercially economic reserves.

In 2021, EOG expects to focus on the design and fabrication of the platform and related infrastructure for the previously announced discovery made in the Modified U(a) Block. In addition, EOG expects to continue its exploration program.

China. Since 2008, EOG has been developing the Baijaochang Field in the Chuan Zhong Block exploration area in the Sichuan Basin, Sichuan Province, China with its partner, PetroChina, under a production sharing contract. In 2020, EOG's net production averaged approximately 26 MMcfd of natural gas. EOG continues to work with PetroChina to ensure uninterrupted production.

Oman. In September 2020, EOG reached an agreement with APEX Oman (Block 36) Inc. to acquire its entire interest in Block 36 in Oman. The Royal Decree was issued on October 28, 2020 at which point EOG became the operator and held all rights under the Exploration and Production Sharing Agreement for Block 36. Additionally, in December 2020 the Ministry of Energy and Minerals for Oman approved the assignment of Block 49 to EOG pursuant to the terms of the farm-in agreement with Tethys Oil Montasar Limited. In accordance with the terms of the farm-in agreement EOG participated in the drilling of an exploratory well which was in progress at December 31, 2020. In 2021, EOG expects to drill two net exploration wells in Block 36.

Canada. EOG maintains approximately 47,000 net acres in the Horn River area in Northeast British Columbia. In March 2020, EOG began the process of exiting its Canada operations.

Marketing

In 2020, EOG continued its diversified approach to marketing its wellhead crude oil and condensate production. The majority of EOG's United States wellhead crude oil and condensate production was transported by pipeline to downstream markets with the remainder sold into local markets. Major U.S. sales areas accessed by EOG were at various locations along the U.S. Gulf Coast, including Houston and Corpus Christi, Texas; Cushing, Oklahoma; the Permian Basin and the Midwest. In 2020, EOG also sold crude oil at the Houston Ship Channel and the Port of Corpus Christi for export to foreign destinations. In each case, the price received was based on market prices at that specific sales point or based on the price index applicable for that location. In 2021, the pricing mechanism for such production is expected to remain the same. At December 31, 2020, EOG was committed to deliver to multiple parties fixed quantities of crude oil of 8 MMBbls in 2021, all of which is expected to be delivered from future production of available reserves.

In 2020, EOG processed certain of its United States wellhead natural gas production, either at EOG-owned facilities or at third-party facilities, extracting NGLs. NGLs were sold at prevailing market prices, into either local markets or downstream locations. In certain instances, EOG exchanged its NGL production for purity products received downstream, which were sold at prevailing market prices. In 2021, such pricing mechanisms are expected to remain the same.

In 2020, consistent with its diversified marketing strategy, the majority of EOG's United States wellhead natural gas production was transported by pipeline to various locations, including Katy, Texas; East Texas; the Agua Dulce Hub in South Texas; the Cheyenne Hub in Weld County, Colorado; Southern California; and Chicago, Illinois. Remaining natural gas production was sold into local markets. In each case, pricing was based on the spot market price at the ultimate sales point. In 2021, the pricing mechanism for such production is expected to remain the same. Additionally, EOG sells natural gas to a liquefied natural gas liquefaction facility near Corpus Christi, Texas, and receives pricing based on the Platts Japan Korea Marker. At December 31, 2020, EOG was committed to deliver to multiple parties fixed quantities of natural gas of 170 Bcf in 2021, 105 Bcf in 2022, 91 Bcf in 2023, 94 Bcf in 2024, 81 Bcf in 2025 and 1,609 Bcf thereafter, all of which is expected to be delivered from future production of available reserves.

In 2020, a majority of the wellhead natural gas volumes from Trinidad were sold under contracts with prices which were either wholly or partially dependent on Caribbean ammonia index prices and/or methanol prices. The remaining volumes were sold under a contract at prices partially dependent on United States Henry Hub market prices or under a fixed price contract. In 2021, natural gas volumes from Trinidad will be sold under a fixed price contract ending in 2026.

In 2020, all wellhead natural gas volumes from China were sold at regulated prices based on the purchaser's pipeline sales volumes to various local market segments. The pricing mechanism for production in China is expected to remain the same in 2021.

In certain instances, EOG purchases and sells third-party crude oil and natural gas in order to balance firm transportation capacity with production in certain areas and to utilize excess capacity at EOG-owned facilities.

During 2020, three purchasers each accounted for more than 10% of EOG's total wellhead crude oil and condensate, NGLs and natural gas revenues and gathering, processing and marketing revenues. The three purchasers are in the crude oil refining industry. EOG does not believe that the loss of any single purchaser would have a materially adverse effect on its financial condition or results of operations.

Wellhead Volumes and Prices

The following table sets forth certain information regarding EOG's wellhead volumes of, and average prices for, crude oil and condensate, NGLs and natural gas. The table also presents crude oil equivalent volumes which are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 Mcf of natural gas for each of the years ended December 31, 2020, 2019 and 2018. See ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, for wellhead volumes on a per-day basis.

Year Ended December 31	2020	2019	2018

Crude Oil and Condensate Volumes (MMBbl) (1)
United States:
Eagle Ford	54.6	68.3	62.4
Delaware Basin	67.0	63.4	46.3
Other	27.8	34.6	35.4
United States	149.4	166.3	144.1
Trinidad	0.4	0.2	0.3
Other International (2)	—	0.1	1.6
Total	149.8	166.6	146.0
Natural Gas Liquids Volumes (MMBbl) (1)
United States:
Eagle Ford	9.7	10.7	11.4
Delaware Basin	27.7	23.5	15.8
Other	12.4	14.7	15.3
United States	49.8	48.9	42.5
Other International (2)	—	—	—
Total	49.8	48.9	42.5
Natural Gas Volumes (Bcf) (1)
United States:
Eagle Ford	53	53	58
Delaware Basin	168	147	110
Other	160	190	169
United States	381	390	337
Trinidad	66	95	97
Other International (2)	11	14	11
Total	458	499	445
Crude Oil Equivalent Volumes (MMBoe) (3)
United States:
Eagle Ford	73.1	87.8	83.5
Delaware Basin	122.7	111.4	80.3
Other	66.9	81.0	78.8
United States	262.7	280.2	242.6
Trinidad	11.4	16.0	16.5
Other International (2)	1.8	2.4	3.4
Total	275.9	298.6	262.5

Year Ended December 31	2020	2019	2018

Average Crude Oil and Condensate Prices ($/Bbl) (4)
United States	$38.65	$57.74	$65.16
Trinidad	30.20	47.16	57.26
Other International (2)	43.08	57.40	71.45
Composite	38.63	57.72	65.21
Average Natural Gas Liquids Prices ($/Bbl) (4)
United States	$13.41	$16.03	$26.60
Other International (2)	—	—	—
Composite	13.41	16.03	26.60
Average Natural Gas Prices ($/Mcf) (4)
United States	$1.61	$2.22	$2.88
Trinidad	2.57	2.72	2.94
Other International (2)	4.66	4.44	4.08
Composite	1.83	2.38	2.92

(1)Million barrels or billion cubic feet, as applicable.
(2)Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.
(3)Million barrels of oil equivalent; includes crude oil and condensate, NGLs and natural gas.
(4)Dollars per barrel or per thousand cubic feet, as applicable.  Excludes the impact of financial commodity derivative instruments (see Note 12 to Consolidated Financial Statements).

Human Capital Management

As of December 31, 2020, EOG employed approximately 2,900 persons, including foreign national employees. EOG's approach to human capital management includes oversight by the Board of Directors and Compensation Committee and focuses on various areas, including the following:

Culture; Recruiting; Retention. EOG's unique culture is key to its sustainable success. By providing employees with a quality environment in which to work, and by maintaining a consistent college recruiting and internship program, EOG is able to attract and retain some of the industry's best and brightest. To help assess the effectiveness of its approach to human capital management, EOG conducts an annual employee engagement survey. Based on the results of the survey, EOG has received "top workplace" recognition in various office locations.

Compensation, Benefits, Health & Wellness. EOG places a high level of importance on attracting and retaining top talent, by providing competitive salaries, bonuses and a subsidized, comprehensive benefits package. EOG also offers a holistic wellness program, a matching gifts program, a flexible work schedule, paid family care leave, paid leave for illness or injury and an employee assistance program to support the mental well-being of employees and their dependents. In addition, with new-hire stock grants and an annual stock grant program, every employee is a participant in EOG's success.

In 2020, in response to the COVID-19 pandemic, EOG focused on keeping its employees and their families safe, including providing technology and support to employees enabling them to work productively from home. In addition, at its offices and work sites, EOG has instituted social distancing practices and protocols and has provided masks, hand sanitizer and additional cleaning.

Training and Development. EOG provides training in leadership, management skills, communication, team effectiveness, technical skills and development and use of EOG systems and applications. EOG's leadership training is focused on providing continuity of leadership at EOG by developing the skills needed to lead a multi-disciplined, diverse and decentralized workforce. In addition, EOG holds several internal technical conferences each year designed to share best practices and technical advances across the company, including safety and environmental topics. EOG also offers its employees a tuition reimbursement program as well as reimbursement for the cost of professional certification.

Diversity and Inclusion. Gender, racial, ethnic and cultural diversity, and diversity in background and experience, leads to diversity of thought, which is a tremendous asset and is actively embraced by EOG. As reflected in its Code of Business Conduct and Ethics for Directors, Officers and Employees, EOG is committed to providing equal opportunity in all aspects of employment and to hiring, evaluating and promoting employees based on skills and performance. EOG's collaborative culture fosters inclusiveness at all levels of the company. Further, EOG focuses on developing its employees, including those with diverse backgrounds, to allow for career opportunities, including promotion into supervisory and management positions.

Safety. EOG's safety management programs and processes are centered on a performance-based philosophy, pursuant to which EOG sets safety expectations and provides a framework within which management can achieve and assess safety performance in a systematic way. EOG's safety performance is also considered in evaluating employee performance and compensation. EOG provides initial, periodic and refresher safety training to employees as well as to contractors and others who may work at or visit EOG's facilities. These training programs address various topics, including operating procedures, safe work practices and emergency and incident response procedures.

Competition

EOG competes with major integrated oil and gas companies, government-affiliated oil and gas companies and other independent oil and gas companies for the acquisition of licenses and leases, properties and reserves and access to the facilities, equipment, materials, services, and employees and other personnel (including geologists, geophysicists, engineers and other specialists) required to explore for, develop, produce, market and transport crude oil, NGLs and natural gas. Certain of EOG's competitors have financial and other resources substantially greater than those EOG possesses and have established strategic long-term positions or strong governmental relationships in countries or areas in which EOG may seek new or expanded entry. As a consequence, EOG may be at a competitive disadvantage in certain respects, such as in bidding for drilling rights or in accessing necessary services, facilities, equipment, materials and personnel. In addition, EOG's larger competitors may have a competitive advantage when responding to factors that affect demand for crude oil, NGLs and natural gas, such as changing worldwide prices and levels of production and the cost and availability of alternative fuels. EOG also faces competition from competing energy sources, such as renewable energy sources. See ITEM 1A, Risk Factors.

Regulation

2020 Election. In November 2020, Joseph R. Biden Jr. was elected President of the United States. New or revised rules, regulations and policies may be issued, and new legislation may be proposed, during the current administration that could impact the oil and gas exploration and production industry. Such rules, regulations, policies and legislation may affect, among other things, (i) permitting for oil and gas drilling on federal lands, (ii) the leasing of federal lands for oil and gas development, (iii) the regulation of greenhouse gas (GHG) emissions and/or other climate change-related matters associated with oil and gas operations, (iv) the use of hydraulic fracturing on federal lands, (v) the calculation of royalty payments in respect of oil and gas production from federal lands and (vi) U.S. federal income tax laws applicable to oil and gas exploration and production companies. See the below discussion and ITEM 1A, Risk Factors, for additional information.

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

BLM, BIA and BOEM leases contain relatively standardized terms requiring compliance with detailed regulations and, in the case of offshore leases, orders pursuant to the Outer Continental Shelf Lands Act (which are subject to change by the BOEM or BSEE). Under certain circumstances, the BLM, BIA, BOEM or BSEE (as applicable) may require operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect EOG's interests on federal lands. Further, on January 27, 2021, President Biden issued Executive Order 14008 entitled "Tackling the Climate Crisis at Home and Abroad," directing the Secretary of the Interior, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to, among other things, pause approval of new oil and natural gas leases on federal lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Any limitation or ban on permitting for oil and gas exploration and production activities on federal lands could have a material and adverse effect on EOG's operations, financial condition and results of operations.

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

EOG owns certain gathering and/or processing facilities in the Permian Basin in West Texas and New Mexico, the Fort Worth Basin Barnett Shale in North Texas, the Williston Basin Bakken and Three Forks plays in North Dakota, and the Eagle Ford in South Texas. State regulation of gathering and processing facilities generally includes various safety, environmental and, in some circumstances, nondiscrimination requirements with respect to the provision of gathering and processing services, but does not generally entail rate regulation. EOG's gathering and processing operations could be materially and adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

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

EOG also owns crude oil rail loading facilities in North Dakota and crude oil truck unloading facilities in certain of its U.S. plays. Regulation of such facilities is conducted at the state and federal levels and generally includes various safety, environmental, permitting and packaging/labeling requirements. Additional regulation pertaining to these matters is considered and/or adopted from time to time. Although EOG cannot predict what effect, if any, any such new regulations might have on its crude-by-rail assets and the transportation of its crude oil production by truck, EOG could be required to incur additional capital expenditures and increased compliance and operating costs depending on the nature and extent of such future regulatory changes. EOG did not transport any crude oil by rail during 2020.

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

In addition, EOG has acquired certain oil and gas properties from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under EOG's control. Under environmental laws and regulations, EOG could be required to remove or remediate wastes disposed of or released by prior owners or operators. EOG also could incur costs related to the clean-up of third-party sites to which it sent regulated substances for disposal or to which it sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at such third-party sites. In addition, EOG could be responsible under environmental laws and regulations for oil and gas properties in which EOG previously owned or currently owns an interest, but was or is not the operator. Moreover, EOG is subject to the U.S. Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of GHG emissions and, as discussed further below, is also subject to federal, state and local laws and regulations regarding hydraulic fracturing and other aspects of our operations.

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

Climate Change - United States. Local, state, federal and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions, the U.S. EPA has adopted regulations for certain large sources regulating GHG emissions as pollutants under the federal Clean Air Act. Further, the U.S. EPA, in May 2016, issued regulations that require operators to reduce methane emissions and emissions of volatile organic compounds (VOC) from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In September 2020, the U.S. EPA issued a final rule that removed the transmission and storage segment from the 2016 new source performance standards, rescinded VOC and methane emissions standards for the transmission and storage segment and rescinded methane emissions standards for the production and processing segments. Various states and industry and environmental groups are separately challenging the U.S. EPA's 2016 standards and its September 2020 final rule. Notwithstanding the current court challenges, the U.S. EPA under the Biden Administration may reconsider the September 2020 final rule, which could result in more stringent methane emission rulemaking.

At the international level, the U.S., in December 2015, participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect on November 4, 2016. While the U.S. withdrew from the Paris Agreement on November 4, 2020, President Biden issued an executive order on January 20, 2021 recommitting the United States to the Paris Agreement. In addition, many state and local officials have stated their intent to intensify efforts to uphold the commitments set forth in the international accord. Further, on January 27, 2021, President Biden issued Executive Order 14008 entitled "Tackling the Climate Crisis at Home and Abroad," directing the Secretary of the Interior, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to, among other things, consider whether to adjust royalties associated with oil and gas resources extracted from federal lands and offshore waters to account for corresponding climate costs.

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

EOG is unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations, treaties or policies regarding climate change and GHG emissions (including any laws and regulations that may be enacted in the U.S. by the new administration), but the direct and indirect costs of such developments (if enacted, issued or applied) could materially and adversely affect EOG's operations, financial condition and results of operations. Further, the increasing attention to global climate change risks has created the potential for a greater likelihood of governmental investigations and private and public litigation, which could increase our costs or otherwise adversely affect our business.

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

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements. In April 2012, however, the U.S. EPA issued regulations specifically applicable to the oil and gas industry that require operators to significantly reduce VOC emissions from natural gas wells that are hydraulically fractured through the use of "green completions" to capture natural gas that would otherwise escape into the air. The U.S. EPA has also issued regulations that establish standards for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. In addition, in May 2016, the U.S. EPA issued regulations that require operators to reduce methane and VOC emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In September 2020, the U.S. EPA issued amendments to the 2012 and 2016 new source performance standards, which removed the transmission and storage segment from the new source performance standards, rescinded VOC and methane emissions standards for the transmission and storage segment, and rescinded methane emissions standards for the production and processing segments.

From time to time, there have been various other proposals to regulate hydraulic fracturing at the federal level. In addition, there were proposals and positions taken by President Biden during his campaign regarding the use of hydraulic fracturing on federal lands and waters. Further, on January 27, 2021, President Biden issued Executive Order 14008 entitled "Tackling the Climate Crisis at Home and Abroad," directing the Secretary of the Interior, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to, among other things, pause approval of new oil and natural gas leases on federal lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices.

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

Other International Regulation. EOG's exploration and production operations outside the United States are subject to various types of regulations, including environmental regulations, imposed by the respective governments of the countries in which EOG's operations are conducted, and may affect EOG's operations and costs of compliance within those countries. EOG currently has operations in Trinidad, China and Canada, and an exploration program in Oman. EOG is unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, including those regarding climate change and hydraulic fracturing, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect EOG's operations, financial condition and results of operations. EOG will continue to review the risks to its business and operations outside the United States associated with all environmental matters, including climate change and hydraulic fracturing regulation. In addition, EOG will continue to monitor and assess any new policies, legislation, regulations and treaties in the areas outside the United States where it operates to determine the impact on its operations and take appropriate actions, where necessary.

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

For additional discussion regarding the regulatory-related risks to which EOG's operations, financial condition and results of operations are or may be subject, see ITEM 1A, Risk Factors.

Other Matters

Energy Prices. EOG is a crude oil and natural gas producer and is impacted by changes in the prices for crude oil and condensate, NGLs and natural gas. During the last three years, average United States commodity prices have fluctuated, at times rather dramatically. Average crude oil and condensate prices received by EOG for production in the United States decreased 33% in 2020 and 11% in 2019 and increased 28% in 2018, each as compared to the immediately preceding year. EOG's quarterly price realizations ranged from $20.40 per barrel to $46.97 per barrel in 2020. Average NGL prices received by EOG for production in the United States decreased 16% in 2020 and 40% in 2019 and increased 18% in 2018, each as compared to the immediately preceding year. These fluctuations resulted in a 27% decrease in the average wellhead natural gas price received by EOG for production in the United States in 2020, a 23% decrease in 2019, and a 31% increase (inclusive of a positive revenue adjustment of $0.44 per Mcf related to the adoption of Accounting Standards Update 2014-09) in 2018, each as compared to the immediately preceding year.

Due to the many uncertainties associated with the world political and economic environment (for example, the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries, and the duration and impact of the ongoing COVID-19 pandemic), the global supply of, and demand for, crude oil, NGLs and natural gas and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors, EOG is unable to predict what changes may occur in the prices of crude oil and condensate, NGLs and natural gas in the future. For additional discussion regarding changes in crude oil and condensate, NGLs and natural gas prices and the risks that such changes may present to EOG, see ITEM 1A, Risk Factors.

Including the impact of EOG's crude oil and NGL derivative contracts (exclusive of basis swaps) and based on EOG's tax position, EOG's price sensitivity in 2021 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $99 million for net income and $127 million for pretax cash flows from operating activities. Including the impact of EOG's natural gas derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2021 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $31 million for net income and $40 million for pretax cash flows from operating activities. For a summary of EOG's financial commodity derivative contracts through February 18, 2021, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions. For a summary of EOG's financial commodity derivative contracts for the twelve months ended December 31, 2020, see Note 12 to Consolidated Financial Statements.

Risk Management. EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in prices of crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. See Note 12 to Consolidated Financial Statements. For a summary of EOG's financial commodity derivative contracts through February 18, 2021, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ‑ Capital Resources and Liquidity - Commodity Derivative Transactions.

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

Information About Our Executive Officers

The current executive officers of EOG and their names and ages (as of February 25, 2021) are as follows:

Name	Age	Position

William R. Thomas	68	Chairman of the Board and Chief Executive Officer

Lloyd W. Helms, Jr.	63	Chief Operating Officer

Ezra Y. Yacob	44	President

Kenneth W. Boedeker	58	Executive Vice President, Exploration and Production

Timothy K. Driggers	59	Executive Vice President and Chief Financial Officer

Michael P. Donaldson	58	Executive Vice President, General Counsel and Corporate Secretary

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

Ezra Y. Yacob was elected President effective January 2021. Prior to that, he served as Executive Vice President, Exploration and Production from December 2017 to January 2021 and as Vice President and General Manager of EOG's Midland, Texas, office from May 2014 to December 2017. He also previously served as Manager, Division Exploration in EOG's Fort Worth, Texas, and Midland, Texas, offices from March 2012 to May 2014 as well as in various geoscience and leadership positions. Mr. Yacob joined EOG in August 2005.

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

ITEM 1A. Risk Factors

Our business and operations are subject to many risks. The risks described below may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations or cash flows could be materially and adversely affected and the trading price of our common stock could decline. The following risk factors should be read in conjunction with the other information contained herein, including the consolidated financial statements and the related notes. Unless the context requires otherwise, “we,” “us,” “our” and “EOG” refer to EOG Resources, Inc. and its subsidiaries.

Risks Related to our Financial Condition, Results of Operations and Cash Flows

Crude oil, natural gas and NGL prices are volatile, and a substantial and extended decline in commodity prices can have a material and adverse effect on us.

Prices for crude oil and natural gas (including prices for natural gas liquids (NGLs) and condensate) fluctuate widely. Among the interrelated factors that can or could cause these price fluctuations are:

•domestic and worldwide supplies of crude oil, NGLs and natural gas;
•domestic and international drilling activity;

•the actions of other crude oil producing and exporting nations, including the Organization of Petroleum Exporting Countries;
•consumer and industrial/commercial demand for crude oil, natural gas and NGLs;
•worldwide economic conditions, geopolitical factors and political conditions, including, but not limited to, the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict in oil and gas producing regions;
•the duration and economic and financial impact of epidemics, pandemics or other public health issues, such as the ongoing COVID-19 pandemic;
•the availability, proximity and capacity of appropriate transportation, gathering, processing, compression, storage and refining facilities;
•the price and availability of, and demand for, competing energy sources, including alternative energy sources;
•the effect of worldwide energy conservation measures, alternative fuel requirements and climate change-related initiatives;
•the nature and extent of governmental regulation, including any changes or other actions which may result from the recent elections in the United States of America (United States or U.S.) and change in administration, and including environmental and other climate change-related regulation, regulation of derivatives transactions and hedging activities, tax laws and regulations and laws and regulations with respect to the import and export of crude oil, NGLs, and natural gas and related commodities;
•the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and
•weather conditions and changes in weather patterns.

In the first half of 2020, the prices for crude oil, NGLs and natural gas declined substantially as a result of the economic downturn and overall reduction of demand prompted by the COVID-19 pandemic and the oversupply of crude oil from certain foreign oil-exporting countries. In the second half of 2020, (i) the prices for NGLs and natural gas recovered to pre-pandemic levels and (ii) the prices for crude oil increased but remain significantly below pre-pandemic levels.

The above-described factors and the volatility of commodity prices make it difficult to predict crude oil, NGLs and natural gas prices in 2021 and thereafter. As a result, there can be no assurance that the prices for crude oil, NGLs and/or natural gas will continue to increase from, or sustain, their current levels, nor can there be any assurance that the prices for crude oil, NGLs and/or natural gas will not again decline.

Our cash flows and results of operations depend to a great extent on prevailing commodity prices. Accordingly, substantial and extended declines in commodity prices can materially and adversely affect the amount of cash flows we have available for our capital expenditures and operating expenses, the terms on which we can access the credit and capital markets and our results of operations.

Lower commodity prices can also reduce the amount of crude oil, NGLs and natural gas that we can produce economically. Substantial and extended declines in the prices of these commodities can render uneconomic a portion of our exploration, development and exploitation projects, resulting in our having to make downward adjustments to our estimated proved reserves and also possibly shut in or plug and abandon certain wells. In addition, significant prolonged decreases in commodity prices may cause the expected future cash flows from our properties to fall below their respective net book values, which would require us to write down the value of our properties. Such reserve write-downs and asset impairments can materially and adversely affect our results of operations and financial position and, in turn, the trading price of our common stock.

In fact, the substantial declines in crude oil, NGLs and natural gas prices that occurred in the first half of 2020 materially and adversely affected the amount of cash flows we had available for our 2020 capital expenditures and operating expenses, our results of operations during the first half of 2020 and the trading price of our common stock. Such commodity price declines also resulted in aggregate impairment charges of approximately $1.8 billion in the first half of 2020 with respect to our proved oil and gas properties and related assets. Such declines in commodity prices also resulted in our making a downward adjustment of 278 million barrels of oil equivalent to our estimated net proved reserves at December 31, 2020.

If commodity prices decline from current levels for an extended period of time, our financial condition, cash flows and results of operations will be adversely affected and we may be limited in our ability to maintain our current level of dividends on our common stock. In addition, we may be required to incur additional impairment charges and/or make additional downward adjustments to our proved reserve estimates. As a result, our financial condition and results of operations and the trading price of our common stock may be materially and adversely affected.

We have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms, if at all.

We make, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and transportation of crude oil, NGLs and natural gas reserves. We intend to finance our capital expenditures primarily through our cash flows from operations and sales of non-core assets and, to a lesser extent and if and as necessary, commercial paper borrowings, bank borrowings, borrowings under our revolving credit facility and public and private equity and debt offerings.

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

Similarly, a reduction in our cash flows (for example, as a result of lower crude oil, natural gas and/or NGLs prices or unanticipated well shut-ins) and the corresponding adverse effect on our financial condition and results of operations may also increase the interest rates that lenders and commercial paper investors require us to pay. A substantial increase in interest rates would decrease our net cash flows available for reinvestment. Any of these factors could have a material and adverse effect on our business, financial condition and results of operations.

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

Reserve estimates depend on many interpretations and assumptions. Any significant inaccuracies in these interpretations and assumptions could cause the reported quantities of our reserves to be materially misstated.

Estimating quantities of crude oil, NGLs and natural gas reserves and future net cash flows from such reserves is a complex, inexact process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors, made by our management. Any significant inaccuracies in these interpretations or assumptions could cause the reported quantities of our reserves and future net cash flows from such reserves to be overstated or understated. Also, the data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history, continual reassessment of the viability of production under varying economic conditions and improvements and other changes in geological, geophysical and engineering evaluation methods.

To prepare estimates of our economically recoverable crude oil, NGLs and natural gas reserves and future net cash flows from our reserves, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, gathering, processing, compression, storage and transportation costs, severance, ad valorem and other applicable taxes, capital expenditures and workover and remedial costs. Many of these factors are or may be beyond our control. Our actual reserves and future net cash flows from such reserves most likely will vary from our estimates. Any significant variance, including any significant downward revisions to our existing reserve estimates, could materially and adversely affect our business, financial condition and results of operations and, in turn, the trading price of our common stock. For related discussion, see ITEM 2, Properties - Oil and Gas Exploration and Production - Properties and Reserves and Supplemental Information to Consolidated Financial Statements.

If we fail to acquire or find sufficient additional reserves over time, our reserves and production will decline from their current levels.

The rate of production from crude oil and natural gas properties generally declines as reserves are produced. Except to the extent that we conduct successful exploration, exploitation and development activities resulting in additional reserves, acquire additional properties containing reserves or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our reserves will decline as they are produced. Maintaining our production of crude oil and natural gas at, or increasing our production from, current levels, is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves, which may be adversely impacted by bans or restrictions on drilling. To the extent we are unsuccessful in acquiring or finding additional reserves, our future cash flows and results of operations and, in turn, the trading price of our common stock could be materially and adversely affected.

Our hedging activities may prevent us from fully benefiting from increases in crude oil, NGLs and natural gas prices and may expose us to other risks, including counterparty risk.

We use derivative instruments (primarily financial basis swap, price swap, option, swaption and collar contracts) to hedge the impact of fluctuations in crude oil, NGLs and natural gas prices on our results of operations and cash flows. To the extent that we engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in crude oil, NGLs and natural gas prices above the prices established by our hedging contracts. A portion of our forecasted production for 2021 and 2022 is subject to fluctuating market prices. If we are ultimately unable to hedge additional production volumes for 2021, 2022 and beyond, we may be materially and adversely impacted by any declines in commodity prices, which may result in lower net cash provided by operating activities. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

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

Risks Related to our Operations

Drilling crude oil and natural gas wells is a high-risk activity and subjects us to a variety of risks that we cannot control.

Drilling crude oil and natural gas wells, including development wells, involves numerous risks, including the risk that we may not encounter commercially productive crude oil, NGLs and/or natural gas reserves. As a result, we may not recover all or any portion of our investment in new wells.

Specifically, we often are uncertain as to the future cost or timing of drilling, completing and operating wells, and our drilling operations and those of our third-party operators may be curtailed, delayed or canceled, the cost of such operations may increase and/or our results of operations and cash flows from such operations may be impacted, as a result of a variety of factors, including:

•unexpected drilling conditions;
•title problems;
•pressure or irregularities in formations;
•equipment failures or accidents;
•adverse weather conditions, such as winter storms, flooding, tropical storms and hurricanes, and changes in weather patterns;
•compliance with, or changes in (including the adoption of new), environmental, health and safety laws and regulations relating to air emissions, hydraulic fracturing, access to and use of water, disposal or other discharge (e.g., into injection wells) of produced water, drilling fluids and other wastes, laws and regulations imposing conditions or restrictions on drilling and completion operations and on the transportation of crude oil and natural gas, and other laws and regulations, such as tax laws and regulations;
•the availability and timely issuance of required federal, state, tribal and other permits and licenses, which may be adversely affected by (among other things) bans or restrictions on drilling, government shutdowns or other suspensions of, or delays in, government services;
•the availability of, costs associated with and terms of contractual arrangements for properties, including mineral licenses and leases, pipelines, crude oil hauling trucks and qualified drivers and facilities and equipment to gather, process, compress, store, transport, market and export crude oil, natural gas and related commodities; and
•the costs of, or shortages or delays in the availability of, drilling rigs, hydraulic fracturing services, pressure pumping equipment and supplies, tubular materials, water, sand, disposal facilities, qualified personnel and other necessary facilities, equipment, materials, supplies and services.

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

Our crude oil, NGLs and natural gas operations and supporting activities and operations are subject to all of the risks associated with exploring and drilling for, and producing, gathering, processing, compressing, storing and transporting, crude oil and natural gas, including the risks of:

•well blowouts and cratering;
•loss of well control;
•crude oil spills, natural gas leaks, formation water (i.e., produced water) spills and pipeline ruptures;

•pipe failures and casing collapses;
•uncontrollable flows of crude oil, natural gas, formation water or drilling fluids;
•releases of chemicals, wastes or pollutants;
•adverse weather events, such as winter storms, flooding, tropical storms and hurricanes, and other natural disasters;
•fires and explosions;
•terrorism, vandalism and physical, electronic and cybersecurity breaches;
•formations with abnormal or unexpected pressures;
•leaks or spills in connection with, or associated with, the gathering, processing, compression, storage and transportation of crude oil, NGLs and natural gas; and
•malfunctions of, or damage to, gathering, processing, compression and transportation facilities and equipment and other facilities and equipment utilized in support of our crude oil and natural gas operations.

If any of these events occur, we could incur losses, liabilities and other additional costs as a result of:

•injury or loss of life;
•damage to, or destruction of, property, facilities, equipment and crude oil and natural gas reservoirs;
•pollution or other environmental damage;
•regulatory investigations and penalties as well as cleanup and remediation responsibilities and costs;
•suspension or interruption of our operations, including due to injunction;
•repairs necessary to resume operations; and
•compliance with laws and regulations enacted as a result of such events.

We maintain insurance against many, but not all, such losses and liabilities in accordance with what we believe are customary industry practices and in amounts and at costs that we believe to be prudent and commercially practicable. However, the occurrence of any of these events and any losses or liabilities incurred as a result of such events, if uninsured or in excess of our insurance coverage, would reduce the funds available to us for our operations and could, in turn, have a material and adverse effect on our business, financial condition and results of operations.

Our ability to sell and deliver our crude oil, NGLs and natural gas production could be materially and adversely affected if adequate gathering, processing, compression, storage, transportation and export facilities and equipment are unavailable.

The sale of our crude oil, NGLs and natural gas production depends on a number of factors beyond our control, including the availability, proximity and capacity of, and costs associated with, gathering, processing, compression, storage, transportation and export facilities and equipment owned by third parties. These facilities and equipment may be temporarily unavailable to us due to market conditions, regulatory reasons, mechanical reasons or other factors or conditions, and may not be available to us in the future on terms we consider acceptable, if at all. In particular, in certain newer plays, the capacity of gathering, processing, compression, storage, transportation and export facilities and equipment may not be sufficient to accommodate potential production from existing and new wells. In addition, lack of financing, construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new gathering, processing, compression, storage, transportation and export facilities and equipment by third parties or us, and we may experience delays or increased costs in accessing the pipelines, gathering systems or rail systems necessary to transport our production to points of sale or delivery.

Any significant change in market or other conditions affecting gathering, processing, compression, storage, transportation and export facilities and equipment or the availability of these facilities and equipment, including due to our failure or inability to obtain access to these facilities and equipment on terms acceptable to us or at all, could materially and adversely affect our business and, in turn, our financial condition and results of operations.

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

We have limited control over the activities on properties that we do not operate.

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

From time to time, we seek to acquire crude oil and natural gas properties - for example, our October 2016 mergers and related asset purchase transactions with Yates Petroleum Corporation and certain of its affiliated entities. Although we perform reviews of properties to be acquired in a manner that we believe is duly diligent and consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential problems (such as title or environmental issues), nor may they permit us to become sufficiently familiar with the properties in order to fully assess their deficiencies and potential. Even when problems with a property are identified, we often may assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements.

In addition, there are numerous uncertainties inherent in estimating quantities of crude oil and natural gas reserves (as discussed further above), actual future production rates and associated costs with respect to acquired properties. Actual reserves, production rates and costs may vary substantially from those assumed in our estimates. In addition, an acquisition may have a material and adverse effect on our business and results of operations, particularly during the periods in which the operations of the acquired properties are being integrated into our ongoing operations or if we are unable to effectively integrate the acquired properties into our ongoing operations.

Competition in the oil and gas exploration and production industry is intense, and some of our competitors have greater resources than we have.

We compete with major integrated oil and gas companies, government-affiliated oil and gas companies and other independent oil and gas companies for the acquisition of licenses and leases, properties and reserves and access to the facilities, equipment, materials, services and employees and other personnel (including geologists, geophysicists, engineers and other specialists) necessary to explore for, develop, produce, market and transport crude oil, NGLs and natural gas. Certain of our competitors have financial and other resources substantially greater than those we possess and have established strategic long-term positions or strong governmental relationships in countries or areas in which we may seek new or expanded entry. As a consequence, we may be at a competitive disadvantage in certain respects, such as in bidding for drilling rights or in accessing necessary services, facilities, equipment, materials and personnel. In addition, our larger competitors may have a competitive advantage when responding to factors that affect demand for crude oil, NGLs and natural gas, such as changing worldwide prices and levels of production and the cost and availability of alternative fuels. We also face competition from competing energy sources, such as renewable energy sources.

Risks Related to Our International Operations

We operate in other countries and, as a result, are subject to certain political, economic and other risks.

Our operations in jurisdictions outside the U.S. are subject to various risks inherent in foreign operations. These risks include, among other risks:

•increases in taxes and governmental royalties;
•changes in laws and policies governing operations of foreign-based companies;
•loss of revenue, loss of or damage to equipment, property and other assets and interruption of operations as a result of expropriation, nationalization, acts of terrorism, war, civil unrest and other political risks;
•unilateral or forced renegotiation, modification or nullification of existing contracts with governmental entities;
•difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations; and
•currency restrictions or exchange rate fluctuations.

Our international operations may also be adversely affected by U.S. laws and policies affecting foreign trade and taxation, including tariffs or trade or other economic sanctions; modifications to, or withdrawal from, international trade treaties; and U.S. laws with respect to participation in boycotts that are not supported by the U.S. government. The realization of any of these factors could materially and adversely affect our business, financial condition and results of operations.

Unfavorable currency exchange rate fluctuations could materially and adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the U.S. and have functional currencies other than the U.S. dollar. The assets, liabilities, revenues and expenses of certain of these foreign subsidiaries are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if the amount has not changed in the original currency. These translations could result in changes to our results of operations from period to period. For the fiscal year ended December 31, 2020, less than 1% of our net operating revenues related to operations of our foreign subsidiaries whose functional currency was not the U.S. dollar.

Risks Related to Regulatory and Legal Matters

The regulatory, legislative and policy changes pursued by the new U.S. presidential administration may materially and adversely affect the oil and gas exploration and production industry.

In November 2020, Joseph R. Biden Jr. was elected President of the United States. New or revised rules, regulations and policies may be issued, and new legislation may be proposed, during the current administration that could impact the oil and gas exploration and production industry. Such rules, regulations, policies and legislation may affect, among other things, (i) permitting for oil and gas drilling on federal lands, (ii) the leasing of federal lands for oil and gas development, (iii) the regulation of greenhouse gas (GHG) emissions and/or other climate change-related matters associated with oil and gas operations, (iv) the use of hydraulic fracturing on federal lands, (v) the calculation of royalty payments in respect of oil and gas production from federal lands and (vi) U.S. federal income tax laws applicable to oil and gas exploration and production companies. On January 27, 2021, President Biden issued Executive Order 14008 entitled “Tackling the Climate Crisis at Home and Abroad,” directing the Secretary of the Interior, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to (i) pause approval of new oil and natural gas leases on federal lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices and (ii) consider whether to adjust royalties associated with oil and gas resources extracted from federal lands and offshore waters to account for corresponding climate costs.

Further, such regulatory, legislative and policy changes may, among other things, result in additional permitting and disclosure requirements, additional operating restrictions and/or the imposition of various conditions and restrictions on drilling and completion operations or other aspects of our business, any of which could lead to operational delays, increased operating and compliance costs and/or other impacts on our business and operations and could materially and adversely affect our business, results of operations and financial condition.

For related discussion, see the below risk factors regarding legislative and regulatory matters impacting the oil and gas exploration and production industry.

We incur certain costs to comply with government regulations, particularly regulations relating to environmental protection and safety, and could incur even greater costs in the future.

Our crude oil, NGLs and natural gas operations and supporting activities are regulated extensively by federal, state, tribal and local governments and regulatory agencies, both domestically and in the foreign countries in which we do business, and are subject to interruption or termination by governmental and regulatory authorities based on environmental, health, safety or other considerations. Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, health, safety and other regulations. Further, the regulatory environment could change in ways that we cannot predict and that might substantially increase our costs of compliance and/or adversely affect our business and operations and, in turn, materially and adversely affect our results of operations and financial condition, including any changes that may result from the recent U.S. elections and change in administration (see the risk factor above with respect to the new U.S. administration).

Specifically, as a current or past owner or lessee and operator of crude oil and natural gas properties, we are subject to various federal, state, tribal, local and foreign regulations relating to the discharge of materials into, and the protection of, the environment. These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from current or past operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Changes in, or additions to, these regulations, including any changes that may result from the recent U.S. elections and change in administration, could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations and financial condition.

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements and, further, some state and local governments have imposed or have considered imposing various conditions and restrictions on drilling and completion operations. The U.S. Environmental Protection Agency (U.S. EPA) has issued regulations relating to hydraulic fracturing and there have been various other proposals to regulate hydraulic fracturing at the federal level. In addition, there were proposals and positions taken by President Biden during his campaign regarding the use of hydraulic fracturing on federal lands and waters. Further, on January 27, 2021, President Biden issued Executive Order 14008 entitled "Tackling the Climate Crisis at Home and Abroad," directing the Secretary of the Interior, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to, among other things, pause approval of new oil and natural gas leases on federal lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices.

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

Regulations, government policies and government and corporate initiatives relating to greenhouse gas emissions and climate change could have a significant impact on our operations and we could incur significant cost in the future to comply.

Local, state, federal and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. For example, we are subject to the U.S. EPA’s rule requiring annual reporting of GHG emissions. In addition, our oil and gas production and processing operations are subject to the U.S. EPA's new source performance standards applicable to emissions of volatile organic compounds from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations and gas processing plants.

At the international level, in December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect on November 4, 2016. While the U.S. withdrew from the Paris Agreement on November 4, 2020, President Biden issued an executive order on January 20, 2021 recommitting the United States to the Paris Agreement. In addition, many state and local officials have stated their intent to intensify efforts to uphold the commitments set forth in the international accord. Further, on January 27, 2021, President Biden issued Executive Order 14008 entitled 'Tackling the Climate Crisis at Home and Abroad,' directing the Secretary of the Interior, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to, among other things, consider whether to adjust royalties associated with oil and gas resources extracted from federal lands and offshore waters to account for corresponding climate costs.

It is possible that the Paris Agreement and subsequent domestic and international regulations and government policies will have adverse effects on the market for crude oil, natural gas and other fossil fuel products as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, crude oil, natural gas and other fossil fuel products. We are unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations, treaties or policies regarding climate change and GHG emissions (including any laws and regulations that may be enacted in the U.S. by the new administration), but the direct and indirect costs of such developments (if enacted, issued or applied) could materially and adversely affect our operations, financial condition and results of operations. Further, the increasing attention to global climate change risks has created the potential for a greater likelihood of governmental investigations and private and public litigation, which could increase our costs or otherwise adversely affect our business. For additional discussion regarding climate change regulation, see (i) Climate Change - United States under ITEM 1, Business – Regulation and (ii) the risk factor above with respect to the new U.S. administration.

In addition, the achievement of our current or future internal initiatives relating to the reduction of GHG emissions may increase our costs, including requiring us to purchase emissions credits or offsets, or may impact or otherwise limit our ability to execute on our business plans.

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

From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal income tax laws applicable to crude oil and natural gas exploration and production companies, such as with respect to the intangible drilling and development costs deduction and bonus tax depreciation. While these specific changes were not included in the Tax Cuts and Jobs Act signed into law in December 2017, no accurate prediction can be made as to whether any such legislative changes or similar or other tax law changes will be proposed in the future (for example, by the new U.S. administration) and, if enacted, what the specific provisions or the effective date of any such legislation would be. The elimination of certain U.S. federal income tax deductions, as well as any other changes to, or the imposition of new, federal, state, local or non-U.S. taxes (including the imposition of, or increases in, production, severance or similar taxes), could materially and adversely affect our cash flows, results of operations and financial condition.

In addition, legislation may be proposed with respect to the enactment of a tax levied on the carbon content of fuels based on the GHG emissions associated with such fuels. A carbon tax would generally increase the prices for crude oil, natural gas and NGLs. Such price increases may, in turn, reduce demand for crude oil, natural gas and NGLs and materially and adversely affect our cash flows, results of operations and financial condition.

We are unable to predict the timing, scope and effect of any proposed or enacted tax law changes, but any such changes (if enacted) could materially and adversely affect our business, results of operations and financial condition. We will continue to monitor and assess any proposed or enacted tax law changes to determine the impact on our business, results of operations and financial condition and take appropriate actions, where necessary.

Federal legislation and related regulations regarding derivatives transactions could have a material and adverse impact on our hedging activities.

As discussed in the risk factor above regarding our hedging activities, we use derivative instruments to hedge the impact of fluctuations in crude oil, NGLs and natural gas prices on our results of operations and cash flows. In 2010, Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which, among other matters, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission (CFTC), the U.S. Securities and Exchange Commission (SEC) and certain federal agencies that regulate the banking and insurance sectors (the Prudential Regulators) adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain categories of swaps and may result in certain market participants needing to curtail their derivatives activities. Although some of the rules necessary to implement the Dodd-Frank Act are yet to be adopted, the CFTC, the SEC and the Prudential Regulators have issued numerous rules, including a rule establishing an “end-user” exception to mandatory clearing (End-User Exception), a rule regarding margin for uncleared swaps (Margin Rule) and a proposed rule imposing position limits (Position Limits Rule).

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

Risks Related to COVID-19, Cybersecurity and Other External Factors

Outbreaks of communicable diseases can adversely affect our business, financial condition and results of operations.

Global or national health concerns, including a widespread outbreak of contagious disease, can, among other impacts, negatively impact the global economy, reduce demand and pricing for crude oil, natural gas and NGLs, lead to operational disruptions and limit our ability to execute on our business plan, any of which could materially and adversely affect our business, financial condition and results of operations. Furthermore, uncertainty regarding the impact of any outbreak of contagious disease could lead to increased volatility in crude oil, natural gas and NGL prices.

For example, the current pandemic involving a highly transmissible and pathogenic coronavirus (COVID-19) and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of the world, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for crude oil, natural gas and NGLs. In fact, the substantial declines in crude oil, natural gas and NGL prices that occurred in the first half of 2020 as a result of the economic downturn and overall reduction of demand prompted by the COVID-19 pandemic (and the oversupply of crude oil from certain foreign oil-exporting countries) materially and adversely affected the amount of cash flows we had available for our 2020 capital expenditures and other operating expenses, our results of operations during the first half of 2020 and the trading price of our common stock.

While in the second half of 2020 the prices for natural gas and NGLs recovered to pre-pandemic levels and the prices for crude oil increased from their first half 2020 levels, if such price declines were to reoccur and continue for an extended period of time, our cash flows and results of operations would be further adversely affected, as could the trading price of our common stock. For further discussion regarding the potential impacts on us of lower commodity prices and extended declines in commodity prices, see the related discussion in the first risk factor in this section.

Further, if the COVID-19 outbreak should continue or worsen, we may also experience disruptions to commodities markets, equipment supply chains and the availability of our workforce, which could materially and adversely affect our ability to conduct our business and operations. In addition, if the resulting economic downturn should continue or worsen, our customers and other contractual parties may be unable to pay amounts owed to us from time to time and to otherwise satisfy their contractual obligations to us, and may be unable to access the credit and capital markets for such purposes. Such inability of our customers and other contractual counterparties may materially and adversely affect our business, financial condition, results of operations and cash flows.

There are still too many variables and uncertainties regarding the COVID-19 pandemic, including the duration and severity of the outbreak and the extent of travel restrictions and business closures imposed in affected countries, to fully assess the potential impact on our business, financial condition and results of operations.

Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.

As an oil and gas producer, we face various security threats, including (i) cybersecurity threats to gain unauthorized access to, or control of, our sensitive information or to render our data or systems corrupted or unusable; (ii) threats to the security of our facilities and infrastructure or to the security of third-party facilities and infrastructure, such as gathering, transportation, processing, fractionation, refining and export facilities; and (iii) threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material and adverse effect on our business.

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

Our systems and networks, and those of our business associates, may become the target of cybersecurity attacks, including, without limitation, denial-of-service attacks; malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. If any of these security breaches were to occur, we could suffer disruptions to our normal operations, including our drilling, completion, production and corporate functions, which could materially and adversely affect us in a variety of ways, including, but not limited to, the following:

•unauthorized access to, and release of, our business data, reserves information, strategic information or other sensitive or proprietary information, which could have a material and adverse effect on our ability to compete for oil and gas resources, or reduce our competitive advantage over other companies;
•data corruption, communication interruption, or other operational disruptions during our drilling activities, which could result in our failure to reach the intended target or a drilling incident;
•data corruption or operational disruptions of our production-related infrastructure, which could result in loss of production or accidental discharges;
•unauthorized access to, and release of, personal information of our royalty owners, employees and vendors, which could expose us to allegations that we did not sufficiently protect such information;
•a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions and could delay or halt our operations;
•a cybersecurity attack on third-party gathering, transportation, processing, fractionation, refining or export facilities, which could result in reduced demand for our production or delay or prevent us from transporting and marketing our production, in either case resulting in a loss of revenues;
•a cybersecurity attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;
•a deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties;
•a cybersecurity attack on a communications network or power grid, which could cause operational disruptions resulting in a loss of revenues; and
•a cybersecurity attack on our automated and surveillance systems, which could cause a loss of production and potential environmental hazards.

Further, strategic targets, such as energy-related assets, may be at a greater risk of terrorist attacks or cybersecurity attacks than other targets in the United States. Moreover, external digital technologies control nearly all of the crude oil and natural gas distribution and refining systems in the U.S. and abroad, which are necessary to transport and market our production. A cybersecurity attack directed at, for example, crude oil and natural gas distribution systems could (i) damage critical distribution and storage assets or the environment; (ii) disrupt energy supplies and markets, by delaying or preventing delivery of production to markets; and (iii) make it difficult or impossible to accurately account for production and settle transactions.

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

While we have experienced limited cybersecurity attacks in the past, we have not suffered any losses as a result of such attacks; however, there is no assurance that we will not suffer such losses in the future. Further, as technologies evolve and cybersecurity threats become more sophisticated, we are continually expending additional resources to modify or enhance our security measures to protect against such threats and to identify and remediate on a regular basis any vulnerabilities in our information systems and related infrastructure that may be detected, and these expenditures in the future may be significant. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require us to expend significant additional resources to meet such requirements.

Terrorist activities and military and other actions could materially and adversely affect us.

Terrorist attacks and the threat of terrorist attacks (including cyber-related attacks), whether domestic or foreign, as well as military or other actions taken in response to these acts, could cause instability in the global financial and energy markets. The U.S. government has from time to time issued public warnings that indicate that energy-related assets, such as transportation and refining facilities, might be specific targets of terrorist organizations.

Any such actions and the threat of such actions, including any resulting political instability or societal disruption, could materially and adversely affect us in unpredictable ways, including, but not limited to, the disruption of energy supplies and markets, the reduction of overall demand for crude oil and natural gas, increased volatility in crude oil and natural gas prices or the possibility that the facilities and other infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially and adversely affect our business, financial condition and results of operations.

Weather and climate may have a significant and adverse impact on us.

Demand for crude oil and natural gas is, to a degree, dependent on weather and climate, which impacts, among other things, the price we receive for the commodities that we produce and, in turn, our cash flows and results of operations. For example, relatively warm temperatures during a winter season generally result in relatively lower demand for natural gas (as less natural gas is used to heat residences and businesses) and, as a result, lower prices for natural gas production during that season.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in "Supplemental Information to Consolidated Financial Statements" represent only estimates. Reserve engineering is a complex, subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment.  As a result, estimates by different engineers normally vary.  In addition, results of drilling, testing and production or fluctuations in commodity prices subsequent to the date of an estimate may justify revision of such estimate (upward or downward).  Accordingly, reserve estimates are often different from the quantities ultimately recovered.  Further, the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.  For related discussion, see ITEM 1A, Risk Factors, and "Supplemental Information to Consolidated Financial Statements."

In general, the rate of production from crude oil and natural gas properties declines as reserves are produced.  Except to the extent EOG acquires additional properties containing proved reserves, conducts successful exploration, exploitation and development activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the proved reserves of EOG will decline as reserves are produced.  Future production is, therefore, highly dependent upon the level of success of these activities.  For related discussion, see ITEM 1A, Risk Factors. EOG's estimates of reserves filed with other federal agencies are consistent with the information set forth in "Supplemental Information to Consolidated Financial Statements."

Acreage. The following table summarizes EOG's gross and net developed and undeveloped acreage at December 31, 2020. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

United States	2,528,907	1,887,080	2,871,470	1,983,209	5,400,377	3,870,289
Trinidad	79,410	67,580	201,302	115,168	280,712	182,748
China	130,548	130,548	—	—	130,548	130,548
Canada	30,771	27,513	19,197	19,197	49,968	46,710
Oman	—	—	8,400,348	7,828,089	8,400,348	7,828,089
Total	2,769,636	2,112,721	11,492,317	9,945,663	14,261,953	12,058,384

Most of our undeveloped oil and gas leases, particularly in the United States, are subject to lease expiration if initial wells are not drilled within a specified period, generally between three to five years. Approximately 0.2 million net acres will expire in 2021, 0.2 million net acres will expire in 2022 and 0.1 million net acres will expire in 2023 if production is not established or we take no other action to extend the terms of the leases or obtain concessions. As of December 31, 2020, there were no proved undeveloped reserves (PUDs) associated with such undeveloped acreage. In the ordinary course of business, based on our evaluations of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

Many of our oil and gas leases are large enough to accommodate more than one producing unit. Included in our undeveloped acreage is non-producing acreage within such larger producing leases.

The agreement governing the acreage associated with our exploration program in Oman is set to expire in 2024, with certain provisions allowing for extension of such term if commercial discoveries are found.

Productive Well Summary. The following table represents EOG's gross and net productive wells, including 2,482 wells in which we hold a royalty interest.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net

United States	9,658	6,724	3,985	1,942	13,643	8,666
Trinidad	2	1	33	27	35	28
China	—	—	36	36	36	36
Canada	—	—	1	—	1	—
Total (1)	9,660	6,725	4,055	2,005	13,715	8,730

(1)    EOG operated 9,491 gross and 8,394 net producing crude oil and natural gas wells at December 31, 2020. Gross crude oil and natural gas wells include 142 wells with multiple completions.

Drilling and Acquisition Activities.  During the years ended December 31, 2020, 2019 and 2018, EOG expended $3.7 billion, $6.6 billion and $6.4 billion, respectively, for exploratory and development drilling, facilities and acquisition of leases and producing properties, including asset retirement obligations of $117 million, $186 million and $70 million, respectively.  The following tables set forth the results of the gross crude oil and natural gas wells completed for the years ended December 31, 2020, 2019 and 2018:

	Gross Development Wells Completed				Gross Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2020
United States	580	13	15	608	3	—	4	7
Trinidad	—	—	—	—	—	3	—	3
China	—	—	—	—	—	—	—	—
Total	580	13	15	608	3	3	4	10
2019
United States	833	26	14	873	4	—	1	5
Trinidad	—	1	—	1	—	—	1	1
China	—	2	—	2	—	—	1	1
Total	833	29	14	876	4	—	3	7
2018
United States	834	39	22	895	—	—	1	1
Trinidad	—	—	—	—	—	—	—	—
China	—	1	—	1	—	2	—	2
Total	834	40	22	896	—	2	1	3

The following tables set forth the results of the net crude oil and natural gas wells completed for the years ended December 31, 2020, 2019 and 2018:

	Net Development Wells Completed				Net Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2020
United States	516	12	15	543	2	—	3	5
Trinidad	—	—	—	—	—	2	—	2
China	—	—	—	—	—	—	—	—
Total	516	12	15	543	2	2	3	7
2019
United States	721	22	12	755	4	—	1	5
Trinidad	—	1	—	1	—	—	1	1
China	—	2	—	2	—	—	1	1
Total	721	25	12	758	4	—	3	7
2018
United States	704	37	18	759	—	—	1	1
Trinidad	—	—	—	—	—	—	—	—
China	—	1	—	1	—	2	—	2
Total	704	38	18	760	—	2	1	3

EOG participated in the drilling of wells that were in the process of being drilled or completed at the end of the period as set out in the table below for the years ended December 31, 2020, 2019 and 2018:

	Wells in Progress at End of Period
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net

United States	155	147	317	286	297	238
Trinidad	1	1	1	1	—	—
China	3	3	3	3	4	4
Oman	1	1	—	—	—	—
Total	160	152	321	290	301	242

Included in the previous table of wells in progress at the end of the period were wells which had been drilled, but were not completed (DUCs). In order to effectively manage its capital expenditures and to provide flexibility in managing its drilling rig and well completion schedules, EOG, from time to time, will have an inventory of DUCs. At December 31, 2020, there were approximately 84 MMBoe of net PUDs associated with EOG's inventory of DUCs. Under EOG's current drilling plan, all such DUCs are expected to be completed within five years from the original booking date of such reserves. The following table sets forth EOG's DUCs, for which PUDs had been booked, as of the end of each period.

	Drilled Uncompleted Wells at End of Period
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net

United States	89	86	188	165	168	137
China	3	3	3	3	3	3
Total	92	89	191	168	171	140

EOG acquired wells as set forth in the following tables as of the end of each period (excluding the acquisition of additional interests in 8, 11 and 114 net wells in which EOG previously owned an interest for the years ended December 31, 2020, 2019 and 2018, respectively):

	Gross Acquired Wells			Net Acquired Wells
	Crude Oil	Natural Gas	Total	Crude Oil	Natural Gas	Total
2020
United States	80	3	83	70	3	73
Total	80	3	83	70	3	73
2019
United States	9	45	54	9	37	46
Total	9	45	54	9	37	46
2018
United States	15	13	28	10	6	16
Total	15	13	28	10	6	16

Other Property, Plant and Equipment. EOG's other property, plant and equipment primarily includes gathering, transportation and processing infrastructure assets, buildings and sand processing assets which support EOG's exploration and production activities. EOG does not own drilling rigs, hydraulic fracturing equipment or rail cars. All of EOG's drilling and completion activities are conducted on a contractual basis with independent drilling contractors and other third-party service contractors.

ITEM 3.  Legal Proceedings

See the information set forth under the "Contingencies" caption in Note 8 of the Notes to Consolidated Financial Statements, which is incorporated by reference herein.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to recent amendments to this item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required; EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter and year ended December 31, 2020.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities

EOG's common stock is traded on the New York Stock Exchange under the ticker symbol "EOG."

As of February 12, 2021, there were approximately 2,060 record holders and approximately 321,000 beneficial owners of EOG's common stock.

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2020 - October 31, 2020	3,892	$34.56	—	6,386,200
November 1, 2020 - November 30, 2020	3,678	41.84	—	6,386,200
December 1, 2020 - December 31, 2020	19,548	52.21	—	6,386,200
Total	27,118	$48.27

(1)The 27,118 total shares for the quarter ended December 31, 2020, and the 389,613 total shares for the full year 2020, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options.  These shares do not count against the 10 million aggregate share repurchase authorization of EOG's Board discussed below.
(2)In September 2001, the Board authorized the repurchase of up to 10,000,000 shares of EOG's common stock.  During 2020, EOG did not repurchase any shares under the Board-authorized repurchase program. EOG last repurchased shares under this program in March 2003.

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

1.$100 was invested on December 31, 2015 in each of the following:  common stock of EOG, the S&P 500 and the S&P O&G E&P.
2.    Dividends are reinvested.

Comparison of Five-Year Cumulative Total Returns
EOG, S&P 500 and S&P O&G E&P
(Performance Results Through December 31, 2020)

	2015	2016	2017	2018	2019	2020
EOG	$100.00	$144.04	$154.79	$125.91	$122.37	$74.85
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.05
S&P O&G E&P	$100.00	$132.83	$124.46	$100.19	$112.23	$73.61

ITEM 6.  Selected Financial Data
(In Thousands, Except Per Share Data)

    The following selected consolidated financial information should be read in conjunction with ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and ITEM 8, Financial Statements and Supplementary Data.

Year Ended December 31	2020	2019	2018	2017	2016

Statement of Income Data:
Operating Revenues and Other (1)	$11,032,048	$17,379,973	$17,275,399	$11,208,320	$7,650,632
Operating Income (Loss)	$(544,016)	$3,699,011	$4,469,346	$926,402	$(1,225,281)
Net Income (Loss)	$(604,572)	$2,734,910	$3,419,040	$2,582,579	$(1,096,686)
Net Income (Loss) Per Share
Basic	$(1.04)	$4.73	$5.93	$4.49	$(1.98)
Diluted	$(1.04)	$4.71	$5.89	$4.46	$(1.98)
Dividends Per Common Share	$1.50	$1.0825	$0.81	$0.67	$0.67
Average Number of Common Shares
Basic	578,949	577,670	576,578	574,620	553,384
Diluted	578,949	580,777	580,441	578,693	553,384

At December 31	2020	2019	2018	2017	2016

Balance Sheet Data:
Total Property, Plant and Equipment, Net	$28,598,627	$30,364,595	$28,075,519	$25,665,037	$25,707,078
Total Assets (2) (3) (4)	35,804,601	37,124,608	33,934,474	29,833,078	29,299,201
Total Debt	5,816,405	5,175,443	6,083,262	6,387,071	6,986,358
Total Stockholders' Equity	20,301,887	21,640,716	19,364,188	16,283,273	13,981,581

(1)    Effective January 1, 2018, EOG adopted the provisions of Accounting Standards Update (ASU) 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09). In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements within its United States segment as Gathering and Processing Costs instead of as a deduction to Natural Gas Revenues. There was no impact to operating income, net income or cash flows resulting from changes to the presentation of natural gas processing fees. EOG elected to adopt ASU 2014-09 using the modified retrospective approach with no reclassification of amounts for the years ended December 31, 2017 and 2016 (see Note 1 to Consolidated Financial Statements).
(2)    Effective January 1, 2020, EOG adopted the provisions of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 changes the impairment model for financial assets and certain other instruments by requiring entities to adopt a forward-looking expected loss model that will result in earlier recognition of credit losses. EOG elected to adopt ASU 2016-13 using the modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the effective date. Financial results reported in periods prior to January 1, 2020, are unchanged. There was no impact to retained earnings upon adoption of ASU 2016-13 and EOG expects current and future credit losses to be immaterial. EOG continues to monitor the credit risk from third-party companies to determine if expected credit losses may become material.
(3)    Effective January 1, 2019, EOG adopted the provisions of ASU 2016-02, "Leases (Topic 842)" (ASU 2016-02), which require that lessees recognize a right-of-use (ROU) asset and related lease liability, representing the obligation to make lease payments of certain lease transactions, on the Consolidated Balance Sheets. EOG elected to adopt ASU 2016-02 and other related ASUs using the modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings as of the effective date. Financial results reported in periods prior to January 1, 2019, are unchanged. There was no impact to retained earnings upon adoption of ASU 2016-02 and other related ASUs. See Notes 1 and 18 to Consolidated Financial Statements.
(4)    Effective January 1, 2017, EOG adopted the provisions of ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" (ASU 2015-17), which simplifies the presentation of deferred taxes in a classified balance sheet by eliminating the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. Instead, ASU 2015-17 requires that all deferred tax liabilities and assets be shown as noncurrent in a classified balance sheet. In connection with the adoption of ASU 2015-17, EOG restated $160 million from deferred tax liabilities to deferred tax assets on its Consolidated Balance Sheet at December 31, 2016.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States, Trinidad and China.  EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries.  Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term growth in shareholder value and maintain a strong balance sheet.  EOG implements its strategy primarily by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations and robust environmental stewardship practices and performance, is integral in the implementation of EOG's strategy.

EOG realized a net loss of $605 million during 2020 as compared to net income of $2,735 million for 2019. At December 31, 2020, EOG's total estimated net proved reserves were 3,220 million barrels of oil equivalent (MMBoe), a decrease of 109 MMBoe from December 31, 2019.  During 2020, net proved crude oil and condensate and natural gas liquids (NGLs) reserves decreased by 108 million barrels (MMBbl), and net proved natural gas reserves decreased by 9 billion cubic feet or 1 MMBoe, in each case from December 31, 2019.

Recent Developments

Commodity Prices. The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of the world, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for crude oil and condensate, NGLs and natural gas. See ITEM 1A, Risk Factors for further discussion.

In early March 2020, due to the failure of the members of the Organization of the Petroleum Exporting Countries and Russia (OPEC+) to reach an agreement on individual crude oil production limits, Saudi Arabia unilaterally reduced the sales price of its crude oil and announced that it would increase its crude oil production. The combination of these actions, and the effects of the COVID-19 pandemic on crude oil demand, resulted in significantly lower commodity prices in March and April 2020. In April 2020, the members of OPEC+ reached an agreement to cut crude oil production beginning in May 2020 and extending through April 2022 with the quantity of the production cuts decreasing over time. Subsequent indications of conformity with these agreed-upon production cuts by OPEC+, combined with the evolving impacts of COVID-19 on crude oil demand, have resulted in gradually-improving market conditions. In the second half of 2020, crude oil prices increased, but remain significantly below average prices in 2019, as a result of the continuing rebalancing of crude oil supply resulting from the actions of OPEC+ and the continuing effect of the COVID-19 pandemic on global demand. In addition, NGL and natural gas prices have recovered to pre-pandemic levels.

In response to the commodity price environment in 2020, EOG reduced activity across its operating areas and decreased its total capital expenditures. EOG also elected to reduce crude oil production, by delaying initial production from new wells and shutting-in or otherwise curtailing existing production.

In early 2021, the members of OPEC+ met and agreed to taper off certain of their production curtailments (agreed to in April 2020) through March 2021. Subsequent to the meeting, Saudi Arabia announced that it would unilaterally cut its production by an additional one million barrels per day in February 2021 and March 2021. These announcements have had a positive impact on crude oil prices.

As a result of the many uncertainties associated with (i) the world economic environment, (ii) the COVID-19 pandemic and its continuing effect on the economies and financial markets of the world and (iii) any future actions by the members of OPEC+, and the effect of these uncertainties on worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs and natural gas prices in the future. However, prices for crude oil and condensate, NGLs and natural gas have historically been volatile, and this volatility is expected to continue. For related discussion, see ITEM 1A, Risk Factors.

EOG will continue to monitor future market conditions and adjust its capital allocation strategy and production outlook accordingly in order to maximize shareholder value while maintaining its strong financial position.

2020 Election. In November 2020, Joseph R. Biden Jr. was elected President of the United States. On January 27, 2021, President Biden issued Executive Order 14008 entitled "Tackling the Climate Crisis at Home and Abroad," directing the Secretary of the Interior, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to (i) pause approval of new oil and natural gas leases on federal lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices and (ii) consider whether to adjust royalties associated with oil and gas resources extracted from federal lands and offshore waters to account for corresponding climate costs. In addition, new or revised rules, regulations and policies may be issued, and new legislation may be proposed, during the current administration that could impact the oil and gas exploration and production industry. Such rules, regulations, policies and legislation may affect, among other things, (i) permitting for oil and gas drilling on federal lands, (ii) the leasing of federal lands for oil and gas development, (iii) the regulation of greenhouse gas emissions and/or other climate change-related matters associated with oil and gas operations, (iv) the use of hydraulic fracturing on federal lands, (v) the calculation of royalty payments in respect of oil and gas production from federal lands and (vi) U.S. federal income tax laws applicable to oil and gas exploration and production companies. See "Regulation" in ITEM 1, Business and ITEM 1A, Risk Factors for further discussion.

EOG will continue to monitor and assess any actions that could impact the oil and gas industry, to determine the impact on its business and operations, and take appropriate actions where necessary.

Operations

Several important developments have occurred since January 1, 2020.

United States. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and condensate, NGLs and natural gas production. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and liquids-rich reservoirs.

During 2020, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. Such efficiencies, combined with new innovation and decreased service costs, resulted in lower operating, drilling and completion costs in 2020. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 76% and 77% of United States production during 2020 and 2019, respectively. During 2020, drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas. In the second quarter of 2020, EOG delayed initial production from most newly-completed wells and shut in some existing production. During the third quarter of 2020, EOG resumed the process of initiating production from completed wells, and the legacy wells that were shut-in were largely brought back on-line. See ITEM 1, Business - Exploration and Production for further discussion.

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

In 2020, EOG drilled three net wells and completed two net wells in Trinidad. The remaining net well made a discovery that is being evaluated.

Other International. In the Sichuan Basin, Sichuan Province, China, EOG continues to work with its partner, PetroChina, under the Production Sharing Contract and other related agreements, to ensure uninterrupted production. All natural gas produced from the Baijaochang Field is sold under a long-term contract to PetroChina.

In 2020, EOG entered into two agreements related to exploration and production rights in the Sultanate of Oman (Oman). One agreement resulted in EOG acquiring exploration and production rights to Block 36 within Oman. The second agreement was a farm-in agreement allowing EOG to share in exploration and production rights within Block 49. Pursuant to that agreement, EOG participated in the drilling of one gross exploratory well which was in progress as of December 31, 2020.

In March 2020, EOG began the process of exiting its Canada operations.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure

One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 22% at December 31, 2020 and 19% at December 31, 2019.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On April 1, 2020, EOG repaid upon maturity the $500 million aggregate principal amount of its 2.45% Senior Notes due 2020.

On April 14, 2020, EOG closed on its offering of $750 million aggregate principal amount of its 4.375% Senior Notes due 2030 and $750 million aggregate principal amount of its 4.950% Senior Notes due 2050 (together, the Notes). EOG received net proceeds of $1.48 billion from the issuance of the Notes, which were used to repay the 4.40% Senior Notes due 2020 when they matured on June 1, 2020 (see below), and for general corporate purposes, including the funding of capital expenditures.

On June 1, 2020, EOG repaid upon maturity the $500 million aggregate principal amount of its 4.40% Senior Notes due 2020.

On February 1, 2021, EOG repaid upon maturity the $750 million aggregate principal amount of its 4.100% Senior Notes due 2021.

During 2020, EOG funded $4.0 billion ($386 million of which was non-cash) in exploration and development and other property, plant and equipment expenditures (excluding asset retirement obligations), repaid $1.0 billion aggregate principal amount of long-term debt and paid $821 million in dividends to common stockholders, primarily by utilizing net cash provided from its operating activities, net proceeds of $1.48 billion from the issuance of the Notes and net proceeds of $192 million from the sale of assets.

Total anticipated 2021 capital expenditures are estimated to range from approximately $3.7 billion to $4.1 billion, excluding acquisitions and non-cash transactions. The majority of 2021 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Results of Operations

The following review of operations for each of the three years in the period ended December 31, 2020, should be read in conjunction with the consolidated financial statements of EOG and notes thereto beginning on page F-1.

Operating Revenues and Other

During 2020, operating revenues decreased $6,348 million, or 37%, to $11,032 million from $17,380 million in 2019. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, decreased $4,291, or 37%, to $7,290 million in 2020 from $11,581 million in 2019. Revenues from the sales of crude oil and condensate and NGLs in 2020 were approximately 89% of total wellhead revenues compared to 90% in 2019. During 2020, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $1,145 million compared to net gains of $180 million in 2019. Gathering, processing and marketing revenues decreased $2,777 million during 2020, to $2,583 million from $5,360 million in 2019. Net losses on asset dispositions of $47 million in 2020 were primarily due to the sales of proved properties and non-cash property exchanges of unproved leasehold in Texas and New Mexico and the disposition of the Marcellus Shale assets compared to net gains on asset dispositions of $124 million in 2019.

Wellhead volume and price statistics for the years ended December 31, 2020, 2019 and 2018 were as follows:

Year Ended December 31	2020	2019	2018

Crude Oil and Condensate Volumes (MBbld) (1)
United States	408.1	455.5	394.8
Trinidad	1.0	0.6	0.8
Other International (2)	0.1	0.1	4.3
Total	409.2	456.2	399.9
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$38.65	$57.74	$65.16
Trinidad	30.20	47.16	57.26
Other International (2)	43.08	57.40	71.45
Composite	38.63	57.72	65.21
Natural Gas Liquids Volumes (MBbld) (1)
United States	136.0	134.1	116.1
Other International (2)	—	—	—
Total	136.0	134.1	116.1
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$13.41	$16.03	$26.60
Other International (2)	—	—	—
Composite	13.41	16.03	26.60
Natural Gas Volumes (MMcfd) (1)
United States	1,040	1,069	923
Trinidad	180	260	266
Other International (2)	32	37	30
Total	1,252	1,366	1,219
Average Natural Gas Prices ($/Mcf) (3)
United States	$1.61	$2.22	$2.88
Trinidad	2.57	2.72	2.94
Other International (2)	4.66	4.44	4.08
Composite	1.83	2.38	2.92
Crude Oil Equivalent Volumes (MBoed) (4)
United States	717.5	767.8	664.7
Trinidad	30.9	44.0	45.1
Other International (2)	5.4	6.2	9.4
Total	753.8	818.0	719.2

Total MMBoe (4)	275.9	298.6	262.5

(1)    Thousand barrels per day or million cubic feet per day, as applicable.
(2)Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.
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

2020 compared to 2019. Wellhead crude oil and condensate revenues in 2020 decreased $3,827 million, or 40%, to $5,786 million from $9,613 million in 2019, due primarily to a lower composite average wellhead crude oil and condensate price ($2,860 million) and a decrease in production ($967 million). EOG's composite wellhead crude oil and condensate price for 2020 decreased 33% to $38.63 per barrel compared to $57.72 per barrel in 2019. Wellhead crude oil and condensate production in 2020 decreased 10% to 409 MBbld as compared to 456 MBbld in 2019. The decreased production was primarily in the Eagle Ford and the Rocky Mountain area, partially offset by increased production in the Permian Basin.

NGLs revenues in 2020 decreased $116 million, or 15%, to $668 million from $784 million in 2019 primarily due to a lower composite average wellhead NGLs price ($130 million), partially offset by an increase in production ($13 million). EOG's composite average wellhead NGLs price decreased 16% to $13.41 per barrel in 2020 compared to $16.03 per barrel in 2019. NGL production in 2020 increased 1% to 136 MBbld as compared to 134 MBbld in 2019. The increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford.

Wellhead natural gas revenues in 2020 decreased $347 million, or 29%, to $837 million from $1,184 million in 2019, primarily due to a lower composite wellhead natural gas price ($251 million) and a decrease in natural gas deliveries ($96 million). EOG's composite average wellhead natural gas price decreased 23% to $1.83 per Mcf in 2020 compared to $2.38 per Mcf in 2019. Natural gas deliveries in 2020 decreased 8% to 1,252 MMcfd as compared to 1,366 MMcfd in 2019. The decrease in production was primarily due to lower natural gas volumes in Trinidad, the Marcellus Shale and the Rocky Mountain area, partially offset by increased production of associated natural gas from the Permian Basin.

During 2020, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $1,145 million, which included net cash received for settlements of crude oil, NGL and natural gas financial derivative contracts of $1,071 million. During 2019, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $180 million, which included net cash received for settlements of crude oil and natural gas financial derivative contracts of $231 million.

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

Gathering, processing and marketing revenues less marketing costs in 2020 decreased $124 million compared to 2019, primarily due to lower margins on crude oil and condensate marketing activities. The margin on crude oil marketing activities in 2020 was negatively impacted by the price decline for crude oil in inventory awaiting delivery to customers and EOG's decision early in the second quarter of 2020 to reduce commodity price volatility by selling May and June 2020 deliveries under fixed price arrangements.

2019 compared to 2018. Wellhead crude oil and condensate revenues in 2019 increased $96 million, or 1%, to $9,613 million from $9,517 million in 2018, due primarily to an increase in production ($1,351 million); partially offset by a lower composite average wellhead crude oil and condensate price ($1,255 million). EOG's composite wellhead crude oil and condensate price for 2019 decreased 11% to $57.72 per barrel compared to $65.21 per barrel in 2018. Wellhead crude oil and condensate production in 2019 increased 14% to 456 MBbld as compared to 400 MBbld in 2018. The increased production was primarily in the Permian Basin and the Eagle Ford.

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

Operating and Other Expenses

2020 compared to 2019.  During 2020, operating expenses of $11,576 million were $2,105 million lower than the $13,681 million incurred during 2019.  The following table presents the costs per barrel of oil equivalent (Boe) for the years ended December 31, 2020 and 2019:

	2020	2019

Lease and Well	$3.85	$4.58
Transportation Costs	2.66	2.54
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	11.85	12.25
Other Property, Plant and Equipment	0.47	0.31
General and Administrative (G&A)	1.75	1.64
Net Interest Expense	0.74	0.62
Total (1)	$21.32	$21.94

(1)Total excludes gathering and processing costs, exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A, G&A and net interest expense for 2020 compared to 2019 are set forth below.  See "Operating Revenues and Other" above for a discussion of production volumes.

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

Lease and well expenses of $1,063 million in 2020 decreased $304 million from $1,367 million in 2019 primarily due to lower operating and maintenance costs in the United States ($157 million) and in Canada ($25 million), lower workovers expenditures in the United States ($103 million) and lower lease and well administrative expenses in the United States ($12 million). Lease and well expenses decreased in the United States primarily due to decreased operating activities resulting from decreased production, efficiency improvements and service cost reductions.

Transportation costs represent costs associated with the delivery of hydrocarbon products from the lease or an aggregation point on EOG's gathering system to a downstream point of sale.  Transportation costs include transportation fees, the cost of compression (the cost of compressing natural gas to meet pipeline pressure requirements), the cost of dehydration (the cost associated with removing water from natural gas to meet pipeline requirements), gathering fees and fuel costs.

Transportation costs of $735 million in 2020 decreased $23 million from $758 million in 2019 primarily due to decreased transportation costs in the Fort Worth Basin Barnett Shale ($27 million), the Rocky Mountain area ($24 million) and the Eagle Ford ($20 million), partially offset by increased transportation costs in the Permian Basin ($56 million).

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

DD&A expenses in 2020 decreased $350 million to $3,400 million from $3,750 million in 2019.  DD&A expenses associated with oil and gas properties in 2020 were $390 million lower than in 2019 primarily due to a decrease in production in the United States ($222 million) and Trinidad ($22 million) and lower unit rates in the United States ($150 million). Unit rates in the United States decreased primarily due to upward reserve revisions and reserves added at lower costs as a result of increased efficiencies. DD&A expenses associated with other property, plant and equipment in 2020 were $40 million higher than in 2019 primarily due to an increase in expense related to gathering and storage assets and equipment.

G&A expenses of $484 million in 2020 decreased $5 million from $489 million in 2019 primarily due to decreased employee-related expenses ($43 million) and professional and other services ($7 million), partially offset by idle equipment and termination fees ($46 million).

Net interest expense of $205 million in 2020 was $20 million higher than 2019 primarily due to the issuance of the Notes in April 2020 ($51 million) and lower capitalized interest ($7 million), partially offset by repayment in June 2019 of the $900 million aggregate principal amount of 5.625% Senior Notes due 2019 ($21 million), repayment in June 2020 of the $500 million aggregate principal amount of 4.40% Senior Notes due 2020 ($13 million) and repayment in April 2020 of the $500 million aggregate principal amount of 2.45% Senior Notes due 2020 ($10 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGLs fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs decreased $20 million to $459 million in 2020 compared to $479 million in 2019 primarily due to decreased operating costs in the Eagle Ford ($16 million) and decreased gathering and processing fees in the Eagle Ford ($9 million) and the Fort Worth Basin Barnett Shale ($5 million); partially offset by increased gathering and processing fees in the Permian Basin ($15 million).

Exploration costs of $146 million in 2020 increased $6 million from $140 million in 2019 primarily due to increased geological and geophysical expenditures in the United States ($15 million), partially offset by decreased general and administrative expenses in the United States ($8 million).

Impairments include: amortization of unproved oil and gas property costs as well as impairments of proved oil and gas properties; other property, plant and equipment; and other assets.  Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term.  Unproved properties with individually significant acquisition costs are reviewed individually for impairment. When circumstances indicate that a proved property may be impaired, EOG compares expected undiscounted future cash flows at a DD&A group level to the unamortized capitalized cost of the asset.  If the expected undiscounted future cash flows, based on EOG's estimates of (and assumptions regarding) future crude oil, NGLs and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is generally calculated by using the Income Approach described in the Fair Value Measurement Topic of the Financial Accounting Standards Board's Accounting Standards Codification (ASC).  In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

The following table represents impairments for the years ended December 31, 2020 and 2019 (in millions):

	2020	2019

Proved properties	$1,268	$207
Unproved properties	472	220
Other assets	300	91
Firm commitment contracts	60	—
Total	$2,100	$518

Impairments of proved properties were primarily due to the write-down to fair value of legacy and non-core natural gas and crude oil and combo plays in 2020 and legacy natural gas assets in 2019.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income in 2020 decreased $322 million to $478 million (6.6% of wellhead revenues) from $800 million (6.9% of wellhead revenues) in 2019. The decrease in taxes other than income was primarily due to decreased severance/production taxes in the United States ($232 million), decreased ad valorem/property taxes in the United States ($51 million) and a state severance tax refund ($27 million).

Other income, net, was $10 million in 2020 compared to other income, net, of $31 million in 2019. The decrease of $21 million in 2020 was primarily due to a decrease in interest income.

In response to the economic impacts of the COVID-19 pandemic, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) into law on March 27, 2020. The CARES Act provides economic support to individuals and businesses through enhanced loan programs, expanded unemployment benefits, and certain payroll and income tax relief, among other provisions.  The primary tax benefit of the CARES Act for EOG was the acceleration of approximately $150 million of additional refundable alternative minimum tax (AMT) credits into tax year 2019.  These credits originated from AMT paid by EOG in years prior to 2018 and were reflected as a deferred tax asset and a non-current receivable as of December 31, 2019 since they had been expected to either offset future current tax liabilities or be refunded on a declining balance schedule through 2021. The $150 million of additional refundable AMT credits was received in July 2020.

Further pandemic relief was contained in the Consolidated Appropriations Act of 2021 (the CA Act) which was signed into law by the President of the United States on December 27, 2020. In addition, the CA Act provided government funding and limited corporate income tax relief primarily related to making permanent or extending certain tax provisions, none of which were a material benefit for EOG.

EOG recognized an income tax benefit of $135 million in 2020 compared to an income tax provision of $810 million in 2019, primarily due to decreased pretax income. The net effective tax rate for 2020 decreased to 18% from 23% in 2019. The lower effective tax rate is mostly due to taxes attributable to EOG's foreign operations and increased stock-based compensation tax deficiencies.

2019 compared to 2018.  During 2019, operating expenses of $13,681 million were $875 million higher than the $12,806 million incurred during 2018.  The following table presents the costs per Boe for the years ended December 31, 2019 and 2018:

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

Exploration costs of $140 million in 2019 decreased $9 million from $149 million in 2018 primarily due to decreased geological and geophysical expenditures in the Trinidad ($17 million), partially offset by increased general and administrative expenses in the United States ($7 million).

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

Capital Resources and Liquidity

Cash Flow

The primary sources of cash for EOG during the three-year period ended December 31, 2020, were funds generated from operations, net proceeds from the issuance of long-term debt, net cash received from settlements of commodity derivative contracts and proceeds from asset sales.  The primary uses of cash were funds used in operations; exploration and development expenditures; repayments of debt; dividend payments to stockholders and other property, plant and equipment expenditures.

2020 compared to 2019.  Net cash provided by operating activities of $5,008 million in 2020 decreased $3,155 million from $8,163 million in 2019 primarily due to a decrease in wellhead revenues ($4,291 million); unfavorable changes in working capital and other assets and liabilities ($166 million); a decrease in gathering, processing and marketing revenues less marketing costs ($124 million) and an increase in net cash paid for income taxes ($86 million); partially offset by an increase in cash received for settlements of commodity derivative contracts ($840 million) and a decrease in cash operating expenses ($641 million).

Net cash used in investing activities of $3,348 million in 2020 decreased by $2,829 million from $6,177 million in 2019 primarily due to a decrease in additions to oil and gas properties ($2,908 million); an increase in proceeds from the sale of assets ($52 million); a decrease in additions to other property, plant and equipment ($49 million); and a decrease in other investing activities ($10 million); partially offset by an unfavorable change in working capital associated with investing activities ($190 million).

Net cash used in financing activities of $359 million in 2020 included repayments of long-term debt ($1,000 million), cash dividend payments ($821 million), repayment of finance lease liabilities ($19 million) and purchases of treasury stock in connection with stock compensation plans ($16 million). Cash provided by financing activities in 2020 included long-term debt borrowings ($1,484 million) and proceeds from stock options exercised and employee stock purchase plan activity ($16 million).

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

Total Expenditures

The table below sets out components of total expenditures for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Expenditure Category
Capital
Exploration and Development Drilling	$2,664	$4,951	$4,935
Facilities	347	629	625
Leasehold Acquisitions (1)	265	276	488
Property Acquisitions (2)	135	380	124
Capitalized Interest	31	38	24
Subtotal	3,442	6,274	6,196
Exploration Costs	146	140	149
Dry Hole Costs	13	28	5
Exploration and Development Expenditures	3,601	6,442	6,350
Asset Retirement Costs	117	186	70
Total Exploration and Development Expenditures	3,718	6,628	6,420
Other Property, Plant and Equipment (3)	395	272	286
Total Expenditures	$4,113	$6,900	$6,706

(1)Leasehold acquisitions included $197 million, $98 million and $291 million related to non-cash property exchanges in 2020, 2019 and 2018, respectively.
(2)Property acquisitions included $15 million, $52 million and $71 million related to non-cash property exchanges in 2020, 2019 and 2018, respectively.
(3)Other property, plant and equipment included non-cash additions of $174 million, primarily related to finance lease transactions for storage facilities, and $49 million, primarily related to a finance lease transaction in the Permian Basin, in 2020 and 2018, respectively.

Exploration and development expenditures of $3,601 million for 2020 were $2,841 million lower than the prior year. The decrease was primarily due to decreased exploration and development drilling expenditures in the United States ($2,309 million), decreased facilities expenditures ($282 million) and decreased property acquisitions ($245 million), partially offset by increased exploration and development drilling expenditures in Trinidad ($27 million). The 2020 exploration and development expenditures of $3,601 million included $2,905 million in development drilling and facilities, $530 million in exploration, $135 million in property acquisitions and $31 million in capitalized interest. The 2019 exploration and development expenditures of $6,442 million included $5,513 million in development drilling and facilities, $511 million in exploration, $380 million in property acquisitions and $38 million in capitalized interest. The 2018 exploration and development expenditures of $6,350 million included $5,546 million in development drilling and facilities, $656 million in exploration, $124 million in property acquisitions and $24 million in capitalized interest.

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

Commodity Derivative Transactions

Crude Oil Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between Intercontinental Exchange (ICE) Brent pricing and pricing in Cushing, Oklahoma (ICE Brent Differential). Presented below is a comprehensive summary of EOG's ICE Brent Differential basis swap contracts through February 18, 2021. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

ICE Brent Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
May 2020 (closed)	10,000	$4.92

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in Houston, Texas, and Cushing, Oklahoma (Houston Differential). Presented below is a comprehensive summary of EOG's Houston Differential basis swap contracts through February 18, 2021. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Houston Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
May 2020 (closed)	10,000	$1.55

EOG has also entered into crude oil swaps in order to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (Roll Differential). Presented below is a comprehensive summary of EOG's Roll Differential basis swap contracts through February 18, 2021. The weighted average price differential expressed in $/Bbl represents the amount of net addition (reduction) to delivery month prices for the notional volumes expressed in Bbld covered by the swap contracts.

Roll Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
February 1, 2020 through June 30, 2020 (closed)	10,000	$0.70
July 1, 2020 through September 30, 2020 (closed)	88,000	(1.16)
October 1, 2020 through December 31, 2020 (closed)	66,000	(1.16)

2021
February 2021 (closed)	30,000	$0.11
March 1, 2021 through December 31, 2021	125,000	0.17

2022
January 1, 2022 through December 31, 2022	125,000	$0.15

In May 2020, EOG entered into crude oil Roll Differential basis swap contracts for the period from July 1, 2020 through September 30, 2020, with notional volumes of 22,000 Bbld at a weighted average price differential of $(0.43) per Bbl, and for the period from October 1, 2020 through December 31, 2020, with notional volumes of 44,000 Bbld at a weighted average price differential of $(0.73) per Bbl. These contracts partially offset certain outstanding Roll Differential basis swap contracts for the same time periods and volumes at a weighted average price differential of $(1.16) per Bbl. EOG paid net cash of $3.2 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's crude oil NYMEX WTI price swap contracts through February 18, 2021, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil NYMEX WTI Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
January 1, 2020 through March 31, 2020 (closed)	200,000	$59.33
April 1, 2020 through May 31, 2020 (closed)	265,000	51.36

2021
January 2021 (closed)	151,000	$50.06
February 1, 2021 through March 31, 2021	201,000	51.29
April 1, 2021 through June 30, 2021	150,000	51.68
July 1, 2021 through September 30, 2021	150,000	52.71

In April and May 2020, EOG entered into crude oil NYMEX WTI price swap contracts for the period from June 1, 2020 through June 30, 2020, with notional volumes of 265,000 Bbld at a weighted average price of $33.80 per Bbl, for the period from July 1, 2020 through July 31, 2020, with notional volumes of 254,000 Bbld at a weighted average price of $33.75 per Bbl, for the period from August 1, 2020 through September 30, 2020, with notional volumes of 154,000 Bbld at a weighted average price of $34.18 per Bbl and for the period from October 1, 2020 through December 31, 2020, with notional volumes of 47,000 Bbld at a weighted average price of $30.04 per Bbl. These contracts offset the remaining crude oil NYMEX WTI price swap contracts for the same time periods and volumes at a weighted average price of $51.36 per Bbl for the period from June 1, 2020 through June 30, 2020, $42.36 per Bbl for the period from July 1, 2020 through July 31, 2020, $50.42 per Bbl for the period from August 1, 2020 through September 30, 2020 and $31.00 per Bbl for the period from October 1, 2020 through December 31, 2020. EOG received net cash of $364.0 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's crude oil ICE Brent price swap contracts through February 18, 2021, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil ICE Brent Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
April 2020 (closed)	75,000	$25.66
May 2020 (closed)	35,000	26.53

NGLs Derivative Contracts. Presented below is a comprehensive summary of EOG's Mont Belvieu propane (non-TET) price swap contracts through February 18, 2021, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Mont Belvieu Propane Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
January 1, 2020 through February 29, 2020 (closed)	4,000	$21.34
March 1, 2020 through April 30, 2020 (closed)	25,000	17.92

2021
January 2021 (closed)	15,000	$29.44
February 1, 2021 through December 31, 2021	15,000	29.44

In April and May 2020, EOG entered into Mont Belvieu propane price swap contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 25,000 Bbld at a weighted average price of $16.41 per Bbl. These contracts offset the remaining Mont Belvieu propane price swap contracts for the same time period with notional volumes of 25,000 Bbld at a weighted average price of $17.92 per Bbl. EOG received net cash of $9.2 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Natural Gas Derivative Contracts. Presented below is a comprehensive summary of EOG's natural gas NYMEX Henry Hub price swap contracts through February 18, 2021, with notional volumes sold (purchased) expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu). In January 2021, EOG executed the early termination provision granting EOG the right to terminate certain 2022 natural gas NYMEX Henry Hub price swap contracts with notional volumes of 20,000 MMBtud at a weighted average price of $2.75 per MMBtu for the period from January 1, 2022 through December 31, 2022. EOG received net cash of $0.6 million for the settlement of these contracts.

Natural Gas NYMEX Henry Hub Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2021
April 1, 2021 through September 30, 2021	(70,000)	$2.64

2022
January 1, 2022 through December 31, 2022 (closed)	20,000	$2.75

In December 2020 and January 2021, EOG entered into natural gas NYMEX Henry Hub price swap contracts for the period from January 1, 2021 through March 31, 2021, with notional volumes of 500,000 MMBtud at a weighted average price of $2.43 per MMBtu and for the period from April 1, 2021 through December 31, 2021, with notional volumes of 500,000 MMBtud at a weighted average price of $2.83 per MMBtu. These contracts offset the remaining natural gas NYMEX Henry Hub price swap contracts for the same time periods with notional volumes of 500,000 MMBtud at a weighted average price of $2.99 per MMBtu. EOG received net cash of $16.5 million through February 18, 2021, for the settlement of certain of these contracts, and expects to receive net cash of $30.3 million during the remainder of 2021 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's natural gas Japan Korea Marker (JKM) price swap contracts through February 18, 2021, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas JKM Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2021
April 1, 2021 through September 30, 2021	70,000	$6.65

EOG has entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the Henry Hub Index Price in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. In March 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 natural gas collar contracts with notional volumes of 250,000 MMBtud at a weighted average ceiling price of $2.50 per MMBtu and a weighted average floor price of $2.00 per MMBtu for the period from April 1, 2020 through July 31, 2020. EOG received net cash of $7.8 million for the settlement of these contracts. Presented below is a comprehensive summary of EOG's natural gas collar contracts through February 18, 2021, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2020
April 1, 2020 through July 31, 2020 (closed)	250,000	$2.50	$2.00
In April 2020, EOG entered into natural gas collar contracts for the period from August 1, 2020 through October 31, 2020, with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. These contracts offset the remaining natural gas collar contracts for the same time period with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. EOG received net cash of $1.1 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts through February 18, 2021. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through December 31, 2020 (closed)	30,000	$0.55

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Houston Ship Channel (HSC) and NYMEX Henry Hub prices (HSC Differential). In March 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 HSC Differential basis swaps with notional volumes of 60,000 MMBtud at a weighted average price differential of $0.05 per MMBtu for the period from April 1, 2020 through December 31, 2020. EOG paid net cash of $0.4 million for the settlement of these contracts. Presented below is a comprehensive summary of EOG's HSC Differential basis swap contracts through February 18, 2021. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

HSC Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through December 31, 2020 (closed)	60,000	$0.05

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Waha Hub in West Texas and NYMEX Henry Hub prices (Waha Differential). Presented below is a comprehensive summary of EOG's Waha Differential basis swap contracts through February 18, 2021. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Waha Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through April 30, 2020 (closed)	50,000	$1.40

In April 2020, EOG entered into Waha Differential basis swap contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 50,000 MMBtud at a weighted average price differential of $0.43 per MMBtu. These contracts offset the remaining Waha Differential basis swap contracts for the same time period with notional volumes of 50,000 MMBtud at a weighted average price differential of $1.40 per MMBtu. EOG paid net cash of $11.9 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Financing

EOG's debt-to-total capitalization ratio was 22% at December 31, 2020, compared to 19% at December 31, 2019.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At December 31, 2020 and 2019, respectively, EOG had outstanding $5,640 million and $5,140 million aggregate principal amount of senior notes which had estimated fair values of $6,505 million and $5,452 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to EOG at year-end.  EOG's debt is at fixed interest rates.  While changes in interest rates affect the fair value of EOG's senior notes, such changes do not expose EOG to material fluctuations in earnings or cash flow.

During 2020, EOG funded its capital program and operations primarily by utilizing cash provided by operating activities, issuance of the Notes and proceeds from asset sales.  While EOG maintains a $2.0 billion revolving credit facility to back its commercial paper program, there were no borrowings outstanding at any time during 2020 and the amount outstanding at year-end was zero.  EOG considers the availability of its $2.0 billion senior unsecured revolving credit facility, as described in Note 2 to Consolidated Financial Statements, to be sufficient to meet its ongoing operating needs.

Contractual Obligations

The following table summarizes EOG's contractual obligations at December 31, 2020 (in millions):

Contractual Obligations (1)	Total	2021	2022-2023	2024-2025	2026 & Beyond

Current and Long-Term Debt	$5,640	$750	$1,250	$500	$3,140
Interest Payments on Long-Term Debt	2,297	207	366	309	1,415
Finance Leases (2)	239	36	60	56	87
Operating Leases (2)	1,039	323	344	166	206
Leases Effective, Not Commenced (2)	100	14	28	22	36
Transportation and Storage Service Commitments (3)	6,665	964	1,830	1,296	2,575
Purchase and Service Obligations	1,258	429	497	143	189
Total Contractual Obligations	$17,238	$2,723	$4,375	$2,492	$7,648

(1)This table does not include the liability for unrecognized tax benefits, EOG's pension or postretirement benefit obligations or liability for dismantlement, abandonment and asset retirement obligations (see Notes 6, 7 and 15, respectively, to Consolidated Financial Statements). These amounts are excluded because they are subject to estimates and the timing of settlement is unknown.
(2)For more information on contracts that meet the definition of a lease under ASU 2016-02, see Note 18 to Consolidated Financial Statements.
(3)Amounts exclude transportation and storage service commitments that meet the definition of a lease. Amounts shown are based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars into United States dollars at December 31, 2020.  Management does not believe that any future changes in these rates before the expiration dates of these commitments will have a material adverse effect on the financial condition or results of operations of EOG.

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

Foreign Currency Exchange Rate Risk

During 2020, EOG was exposed to foreign currency exchange rate risk inherent in its operations in foreign countries, including Trinidad, China and Canada.  EOG continues to monitor the foreign currency exchange rates of countries in which it is currently conducting business and may implement measures to protect against foreign currency exchange rate risk.

Outlook

Pricing.  Crude oil, NGLs and natural gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world political environment, worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas, the availabilities of other worldwide energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, natural gas, ammonia and methanol prices in the future.  The market price of crude oil and condensate, NGLs and natural gas in 2021 will impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position. As of February 18, 2021, the average 2021 NYMEX crude oil and natural gas prices were $57.51 per barrel and $2.98 per MMBtu, respectively, representing an increase of 46% for crude oil and an increase of 43% for natural gas from the average NYMEX prices in 2020. See ITEM 1A, Risk Factors.

Including the impact of EOG's crude oil and NGL derivative contracts (exclusive of basis swaps) and based on EOG's tax position, EOG's price sensitivity in 2021 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $99 million for net income and $127 million for pretax cash flows from operating activities.  Including the impact of EOG's natural gas derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2021 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $31 million for net income and $40 million for pretax cash flows from operating activities.  For information regarding EOG's crude oil, NGLs and natural gas financial commodity derivative contracts through February 18, 2021, see "Commodity Derivative Transactions" above.

Capital. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States crude oil drilling activity in its Delaware Basin, Eagle Ford and Rocky Mountain area where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and lower drilling and completion costs through efficiency gains and lower service costs. In addition, EOG expects to spend a portion of its anticipated 2021 capital expenditures on leasing acreage and evaluating new prospects.

The total anticipated 2021 capital expenditures of approximately $3.7 billion to $4.1 billion, excluding acquisitions and non-cash transactions, is structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities primarily from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

Operations. In 2021, total crude oil production is expected to remain at fourth quarter 2020 levels. In 2021, EOG expects to continue to focus on reducing operating costs through efficiency improvements.

Summary of Critical Accounting Policies

EOG prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes.  EOG identifies certain accounting policies as critical based on, among other things, their impact on EOG's financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their application.  Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.  Management routinely discusses the development, selection and disclosure of each of the critical accounting policies.  Following is a discussion of EOG's most critical accounting policies:

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

Oil and Gas Exploration and Development Costs

EOG accounts for its crude oil and natural gas exploration and production activities under the successful efforts method of accounting.  Oil and gas exploration costs, other than the costs of drilling exploratory wells, are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether EOG has discovered commercial quantities of proved reserves.  If commercial quantities of proved reserves are not discovered, such drilling costs are expensed.  In some circumstances, it may be uncertain whether commercial quantities of proved reserves have been discovered when drilling has been completed.  Such exploratory well drilling costs may continue to be capitalized if the estimated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made.  Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized.

Depreciation, Depletion and Amortization for Oil and Gas Properties

The quantities of estimated proved oil and gas reserves are a significant component of EOG's calculation of depreciation, depletion and amortization expense, and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward or downward, earnings will increase or decrease, respectively.

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

Crude oil, NGLs and natural gas prices have exhibited significant volatility in the past, and EOG expects that volatility to continue in the future.  During the five years ended December 31, 2020, WTI crude oil spot prices have fluctuated from approximately $(36.98) per barrel to $77.41 per barrel, and Henry Hub natural gas spot prices have ranged from approximately $1.33 per MMBtu to $6.24 per MMBtu.  Market prices for NGLs are influenced by the components extracted, including ethane, propane, butane and natural gasoline, among others, and the respective market pricing for each component.

EOG uses the five-year NYMEX futures strip for WTI crude oil and Henry Hub natural gas and the five-year Oil Price Information Services futures strip for NGLs components (in each case as of the applicable balance sheet date) as a basis to estimate future crude oil, NGLs and natural gas prices. EOG's proved reserves estimates, including the timing of future production, are also subject to significant assumptions and judgment, and are frequently revised (upwards and downwards) as more information becomes available.  Proved reserves are estimated using a trailing 12-month average price, in accordance with SEC rules. In the future, if any combination of crude oil prices, NGLs prices, natural gas prices, actual production or operating costs diverge negatively from EOG's current estimates, impairment charges and downward adjustments to our estimated proved reserves may be necessary.

Income Taxes

Income taxes are accounted for using the asset and liability approach.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.  EOG assesses the realizability of deferred tax assets and recognizes valuation allowances as appropriate.  Significant assumptions used in estimating future taxable income include future crude oil, NGLs and natural gas prices and levels of capital reinvestment.  Changes in such assumptions or changes in tax laws and regulations could materially affect the recognized amounts of valuation allowances.

Stock-Based Compensation

In accounting for stock-based compensation, judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies. Assumptions regarding expected volatility of EOG's common stock, the level of risk-free interest rates, expected dividend yields on EOG's common stock, the expected term of the awards, expected volatility in the price of shares and composition of EOG's peer companies and other valuation inputs are subject to change. Any such changes could result in different valuations and thus impact the amount of stock-based compensation expense recognized on the Consolidated Statements of Income and Comprehensive Income.

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including, among others, statements and projections regarding EOG's future financial position, operations, performance, business strategy, goals, returns and rates of return, budgets, reserves, levels of production, capital expenditures, costs and asset sales, statements regarding future commodity prices and statements regarding the plans and objectives of EOG's management for future operations, are forward‐looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "project," "strategy," "intend,“ "plan," "target," "aims," "goal," "may," "will," "focused on," "should" and "believe" or the negative of those terms or other variations or comparable terminology to identify its forward‐looking statements. In particular, statements, express or implied, concerning EOG's future operating results and returns or EOG's ability to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and capital expenditures, generate cash flows, pay down or refinance indebtedness, or pay and/or increase dividends are forward‐looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes the expectations reflected in its forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Moreover, EOG's forward-looking statements may be affected by known, unknown or currently unforeseen risks, events or circumstances that may be outside EOG's control. Important factors that could cause EOG's actual results to differ materially from the expectations reflected in EOG's forward-looking statements include, among others:

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
•the extent to which EOG is successful in its efforts to market its production of crude oil and condensate, natural gas liquids, and natural gas;
•security threats, including cybersecurity threats and disruptions to our business and operations from breaches of our information technology systems, physical breaches of our facilities and other infrastructure or breaches of the information technology systems, facilities and infrastructure of third parties with which we transact business;
•the availability, proximity and capacity of, and costs associated with, appropriate gathering, processing, compression, storage, transportation, refining, and export facilities;
•the availability, cost, terms and timing of issuance or execution of, and competition for, mineral licenses and leases and governmental and other permits and rights-of-way, and EOG's ability to retain mineral licenses and leases;
•the impact of, and changes in, government policies, laws and regulations, including any changes or other actions which may result from the recent U.S. elections and change in U.S. administration and including tax laws and regulations; climate change and other environmental, health and safety laws and regulations relating to air emissions, disposal of produced water, drilling fluids and other wastes, hydraulic fracturing and access to and use of water; laws and regulations affecting the leasing of acreage and permitting for oil and gas drilling and the calculation of royalty payments in respect of oil and gas production; laws and regulations imposing additional permitting and disclosure requirements, additional operating restrictions and conditions or restrictions on drilling and completion operations and on the transportation of crude oil and natural gas; laws and regulations with respect to derivatives and hedging activities; and laws and regulations with respect to the import and export of crude oil, natural gas and related commodities;
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

•weather, including its impact on crude oil and natural gas demand, and weather-related delays in drilling and in the installation and operation (by EOG or third parties) of production, gathering, processing, refining, compression, storage, transportation, and export facilities;
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
•acts of war and terrorism and responses to these acts; and
•the other factors described under ITEM 1A, Risk Factors of this Annual Report on Form 10-K and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference from Item 7 of this report, specifically the information set forth under the captions "Commodity Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity."

ITEM 8.  Financial Statements and Supplementary Data

The information required by this Item is included in this report as set forth in the "Index to Financial Statements" on page F-1 and is incorporated by reference herein.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures. EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2020. EOG's disclosure controls and procedures are designed to provide reasonable assurance that information that is required to be disclosed in the reports EOG files or submits under the Exchange Act is accumulated and communicated to EOG's management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Based on that evaluation, EOG's principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of December 31, 2020.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment and such criteria, EOG's management believes that EOG's internal control over financial reporting was effective as of December 31, 2020. See also "Management's Responsibility for Financial Reporting" appearing on page F-2 of this report, which is incorporated herein by reference.

The report of EOG's independent registered public accounting firm relating to the consolidated financial statements and effectiveness of internal control over financial reporting is set forth on page F-3 of this report.

There were no changes in EOG's internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from (i) EOG's Definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than April 30, 2021 and (ii) Item 1 of this report, specifically the information therein set forth under the caption "Information About Our Executive Officers."

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

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than April 30, 2021. The Compensation Committee Report and related information incorporated by reference herein shall not be deemed "soliciting material" or to be "filed" with the United States Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that EOG specifically incorporates such information by reference into such a filing.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than April 30, 2021.

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

Stock Plans Not Approved by EOG Stockholders.  In December 2008, the Board approved the amendment and continuation of the 1996 Deferral Plan as the "EOG Resources, Inc. 409A Deferred Compensation Plan" (Deferral Plan).  Under the Deferral Plan (as subsequently amended), payment of up to 50% of base salary and 100% of annual cash bonus, director's fees, vestings of restricted stock units granted to non-employee directors (and dividends credited thereon) under the 2008 Plan and 401(k) refunds (as defined in the Deferral Plan) may be deferred into a phantom stock account. In the phantom stock account, deferrals are treated as if shares of EOG common stock were purchased at the closing stock price on the date of deferral.  Dividends are credited quarterly and treated as if reinvested in EOG common stock.  Payment of the phantom stock account is made in actual shares of EOG common stock in accordance with the Deferral Plan and the individual's deferral election.  A total of 540,000 shares of EOG common stock have been authorized by the Board and registered for issuance under the Deferral Plan.  As of December 31, 2020, 368,745 phantom shares had been issued. The Deferral Plan is currently EOG's only stock plan that has not been approved by EOG's stockholders.

   The following table sets forth data for EOG's equity compensation plans aggregated by the various plans approved by EOG's stockholders and those plans not approved by EOG's stockholders, in each case as of December 31, 2020.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by EOG Stockholders	11,753,761	(2)	$84.08	3,891,544	(3)
Equity Compensation Plans Not Approved by EOG Stockholders	248,363	(4)	N/A	171,255	(5)
Total	12,002,124		$84.08	4,062,799

(1)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock option and SAR grants and does not reflect shares that will be issued upon the vesting of outstanding restricted stock unit and performance unit grants, or Deferral Plan phantom shares, all of which have no exercise price.
(2)Amount includes 954,949 outstanding restricted stock units, for which shares of EOG common stock will be issued, on a one-for-one basis, upon the vesting of such grants. Amount also includes 612,951 outstanding performance units and assumes, for purposes of this table, (i) the application of a 100% performance multiple upon the completion of each of the remaining performance periods in respect of such performance unit grants and (ii) accordingly, the issuance, on a one-for-one basis, of an aggregate 612,951 shares of EOG common stock upon the vesting of such grants. As more fully discussed in Note 7 to Consolidated Financial Statements, upon the application of the relevant performance multiple at the completion of each of the remaining performance periods in respect of such grants, (A) a minimum of 76,785 and a maximum of 1,149,117 performance units could be outstanding and (B) accordingly, a minimum of 76,785 and a maximum of 1,149,117 shares of EOG common stock could be issued upon the vesting of such grants.
(3)Consists of (i) 1,996,101 shares remaining available for issuance under the Amended and Restated 2008 Plan and (ii) 1,895,443 shares remaining available for purchase under the ESPP.  Pursuant to the fungible share design of the Amended and Restated 2008 Plan, each share issued as a SAR or stock option under the Amended and Restated 2008 Plan counts as 1.0 share against the aggregate plan share limit, and each share issued as a "full value award" (i.e., as restricted stock, restricted stock units or performance units) counts as 2.45 shares against the aggregate plan share limit.  Thus, from the 1,996,101 shares remaining available for issuance under the Amended and Restated 2008 Plan, (i) the maximum number of shares we could issue as SAR and stock option awards is 1,996,101 (i.e., if all shares remaining available for issuance under the Amended and Restated 2008 Plan are issued as SAR and stock option awards) and (ii) the maximum number of shares we could issue as full value awards is 814,735 (i.e., if all shares remaining available for issuance under the Amended and Restated 2008 Plan are issued as full value awards).
(4)Consists of shares of EOG common stock to be issued in accordance with the Deferral Plan and participant deferral elections (i.e., in respect of the 248,363 phantom shares issued and outstanding under the Deferral Plan as of December 31, 2020).
(5)Represents phantom shares that remain available for issuance under the Deferral Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than April 30, 2021.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than April 30, 2021.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2020.  In making this assessment, EOG used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities.  Based on this assessment and those criteria, management believes that EOG maintained effective internal control over financial reporting as of December 31, 2020.

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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
EOG Resources, Inc.
Houston, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EOG Resources, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Proved Oil and Gas Properties and Depletion and Impairment – Crude Oil and Condensate, NGLs, and Natural Gas Reserves —Refer to Notes 1, 13 and 14 to the Financial Statements

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted using the units of production method and are evaluated for impairment by comparison to the future net cash flows of the underlying proved crude oil, natural gas liquids (NGLs) and natural gas reserves. The development of the Company’s crude oil, NGLs and natural gas reserve volumes and the related future net cash flows requires management to make significant estimates and scheduling assumptions related to the five-year development plan for proved undeveloped reserves, future crude oil, NGLs and natural gas prices, and future well costs. The Company’s reserve engineers estimate crude oil, NGLs and natural gas quantities using these estimates and assumptions and engineering data. Changes in these assumptions could have a significant impact on the amount of depletion and any proved oil and gas impairment. Proved oil and gas properties were $23 billion as of December 31, 2020, and depletion and proved property impairment were $3.2 billion and $1.3 billion, respectively, for the year then ended.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s proved crude oil, NGLs and natural gas reserve quantities and the related future net cash flows including management’s estimates and assumptions related to the five-year development plan, future crude oil, NGLs and natural gas prices and future well costs, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions related to crude oil, NGLs and natural gas reserve quantities and estimates of future net cash flows included the following, among others:

•We tested the effectiveness of controls over the Company’s estimation of proved crude oil, NGLs and natural gas reserve quantities and related future net cash flows, including controls relating to the five-year development plan, future crude oil, NGLs and natural gas prices and future well costs.

•We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:
◦Historical conversions of proved undeveloped reserves.
◦Internal communications to management and the Board of Directors.
◦Approval for expenditures.
◦Analyst and industry reports for the Company and certain of its peer companies.

•With the assistance of our fair value specialists, we evaluated management’s estimated future crude oil, NGLs and natural gas prices by:
◦Understanding the methodology used by management for development of the future prices and comparing the estimated prices to an independently determined range of prices.
◦Comparing management’s estimates to published forward pricing indices and third-party industry sources.
◦Evaluating the historical realized price differentials incorporated in the future crude oil, NGLs and natural gas prices.

•We evaluated the reasonableness of capital expenditures (well costs) by comparing the estimate to:
◦Historical development of similar wells drilled.
◦Analyst and industry reports.

•We evaluated the Company’s oil and natural gas reserve volumes by:
◦Comparing the Company’s reserve volumes to historical production volumes.
◦Comparing the Company’s reserve volumes to those independently developed by the independent petroleum consultants.
◦Evaluating the reasonableness of the production volume decline curves.
◦Understanding the experience, qualifications, and objectivity of the Company’s reserve engineers and the independent petroleum consultants.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2021

We have served as the Company's auditor since 2002.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)

Year Ended December 31	2020	2019	2018
Operating Revenues and Other
Crude Oil and Condensate	$5,785,609	$9,612,532	$9,517,440
Natural Gas Liquids	667,514	784,818	1,127,510
Natural Gas	837,133	1,184,095	1,301,537
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	1,144,737	180,275	(165,640)
Gathering, Processing and Marketing	2,582,984	5,360,282	5,230,355
Gains (Losses) on Asset Dispositions, Net	(46,883)	123,613	174,562
Other, Net	60,954	134,358	89,635
Total	11,032,048	17,379,973	17,275,399
Operating Expenses
Lease and Well	1,063,374	1,366,993	1,282,678
Transportation Costs	734,989	758,300	746,876
Gathering and Processing Costs	459,211	479,102	436,973
Exploration Costs	145,788	139,881	148,999
Dry Hole Costs	13,083	28,001	5,405
Impairments	2,099,780	517,896	347,021
Marketing Costs	2,697,729	5,351,524	5,203,243
Depreciation, Depletion and Amortization	3,400,353	3,749,704	3,435,408
General and Administrative	483,823	489,397	426,969
Taxes Other Than Income	477,934	800,164	772,481
Total	11,576,064	13,680,962	12,806,053
Operating Income (Loss)	(544,016)	3,699,011	4,469,346
Other Income, Net	10,228	31,385	16,704
Income (Loss) Before Interest Expense and Income Taxes	(533,788)	3,730,396	4,486,050
Interest Expense
Incurred	236,154	223,421	269,549
Capitalized	(30,888)	(38,292)	(24,497)
Net Interest Expense	205,266	185,129	245,052
Income (Loss) Before Income Taxes	(739,054)	3,545,267	4,240,998
Income Tax Provision (Benefit)	(134,482)	810,357	821,958
Net Income (Loss)	$(604,572)	$2,734,910	$3,419,040
Net Income (Loss) Per Share
Basic	$(1.04)	$4.73	$5.93
Diluted	$(1.04)	$4.71	$5.89
Average Number of Common Shares
Basic	578,949	577,670	576,578
Diluted	578,949	580,777	580,441
Comprehensive Income (Loss)
Net Income (Loss)	$(604,572)	$2,734,910	$3,419,040
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(7,346)	(2,883)	16,816
Other, Net of Tax	(330)	(678)	1,123
Other Comprehensive Income (Loss)	(7,676)	(3,561)	17,939
Comprehensive Income (Loss)	$(612,248)	$2,731,349	$3,436,979

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

At December 31	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$3,328,928	$2,027,972
Accounts Receivable, Net	1,522,256	2,001,658
Inventories	629,401	767,297
Assets from Price Risk Management Activities	64,559	1,299
Income Taxes Receivable	23,037	151,665
Other	293,987	323,448
Total	5,862,168	5,273,339
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	64,792,798	62,830,415
Other Property, Plant and Equipment	4,478,976	4,472,246
Total Property, Plant and Equipment	69,271,774	67,302,661
Less: Accumulated Depreciation, Depletion and Amortization	(40,673,147)	(36,938,066)
Total Property, Plant and Equipment, Net	28,598,627	30,364,595
Deferred Income Taxes	2,127	2,363
Other Assets	1,341,679	1,484,311
Total Assets	$35,804,601	$37,124,608
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,681,193	$2,429,127
Accrued Taxes Payable	205,754	254,850
Dividends Payable	217,419	166,273
Liabilities from Price Risk Management Activities	—	20,194
Current Portion of Long-Term Debt	781,054	1,014,524
Current Portion of Operating Lease Liabilities	295,089	369,365
Other	279,595	232,655
Total	3,460,104	4,486,988
Long-Term Debt	5,035,351	4,160,919
Other Liabilities	2,147,932	1,789,884
Deferred Income Taxes	4,859,327	5,046,101
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 583,694,850 Shares and 582,213,016 Shares Issued at December 31, 2020 and 2019, respectively	205,837	205,822
Additional Paid in Capital	5,945,024	5,817,475
Accumulated Other Comprehensive Loss	(12,328)	(4,652)
Retained Earnings	14,169,969	15,648,604
Common Stock Held in Treasury, 124,265 Shares and 298,820 Shares at December 31, 2020 and 2019, respectively	(6,615)	(26,533)
Total Stockholders' Equity	20,301,887	21,640,716
Total Liabilities and Stockholders' Equity	$35,804,601	$37,124,608
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Per Share Data)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2017	$205,788	$5,536,547	$(19,297)	$10,593,533	$(33,298)	$16,283,273
Net Income	—	—	—	3,419,040	—	3,419,040
Common Stock Issued Under Stock Plans	8	5,612	—	—	—	5,620
Common Stock Dividends Declared, $0.81 Per Share	—	—	—	(469,443)	—	(469,443)
Other Comprehensive Income	—	—	17,939	—	—	17,939
Change in Treasury Stock - Stock Compensation Plans, Net	—	(35,118)	—	—	(13,336)	(48,454)
Restricted Stock and Restricted Stock Units, Net	8	(3,891)	—	—	3,883	—
Stock-Based Compensation Expenses	—	155,337	—	—	—	155,337
Treasury Stock Issued as Compensation	—	307	—	—	569	876
Balance at December 31, 2018	205,804	5,658,794	(1,358)	13,543,130	(42,182)	19,364,188
Net Income	—	—	—	2,734,910	—	2,734,910
Common Stock Issued Under Stock Plans	1	(9)	—	—	—	(8)
Common Stock Dividends Declared, $1.0825 Per Share	—	—	—	(629,169)	—	(629,169)
Other Comprehensive Loss	—	—	(3,561)	—	—	(3,561)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(10,637)	—	—	3,784	(6,853)
Restricted Stock and Restricted Stock Units, Net	17	(4,566)	—	—	4,549	—
Stock-Based Compensation Expenses	—	174,738	—	—	—	174,738
Treasury Stock Issued as Compensation	—	(845)	—	—	7,316	6,471
Cumulative Effect of Accounting Changes	—	—	267	(267)	—	—
Balance at December 31, 2019	205,822	5,817,475	(4,652)	15,648,604	(26,533)	21,640,716
Net Loss	—	—	—	(604,572)	—	(604,572)
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Common Stock Dividends Declared, $1.50 Per Share	—	—	—	(874,063)	—	(874,063)
Other Comprehensive Loss	—	—	(7,676)	—	—	(7,676)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(9,152)	—	—	9,089	(63)
Restricted Stock and Restricted Stock Units, Net	15	(9,310)	—	—	9,295	—
Stock-Based Compensation Expenses	—	146,396	—	—	—	146,396
Treasury Stock Issued as Compensation	—	(385)	—	—	1,534	1,149
Balance at December 31, 2020	$205,837	$5,945,024	$(12,328)	$14,169,969	$(6,615)	$20,301,887

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Year Ended December 31	2020	2019	2018
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$(604,572)	$2,734,910	$3,419,040
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,400,353	3,749,704	3,435,408
Impairments	2,099,780	517,896	347,021
Stock-Based Compensation Expenses	146,396	174,738	155,337
Deferred Income Taxes	(186,390)	631,658	894,156
(Gains) Losses on Asset Dispositions, Net	46,883	(123,613)	(174,562)
Other, Net	12,826	4,496	7,066
Dry Hole Costs	13,083	28,001	5,405
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	(1,144,737)	(180,275)	165,640
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	1,070,647	231,229	(258,906)
Other, Net	1,354	962	3,108
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	466,523	(91,792)	(368,180)
Inventories	122,647	90,284	(395,408)
Accounts Payable	(795,267)	168,539	439,347
Accrued Taxes Payable	(49,096)	40,122	(92,461)
Other Assets	324,521	358,001	(125,435)
Other Liabilities	8,098	(56,619)	10,949
Changes in Components of Working Capital Associated with Investing and Financing Activities	74,734	(115,061)	301,083
Net Cash Provided by Operating Activities	5,007,783	8,163,180	7,768,608
Investing Cash Flows
Additions to Oil and Gas Properties	(3,243,474)	(6,151,885)	(5,839,294)
Additions to Other Property, Plant and Equipment	(221,226)	(270,641)	(237,181)
Proceeds from Sales of Assets	191,928	140,292	227,446
Other Investing Activities	—	(10,000)	(19,993)
Changes in Components of Working Capital Associated with Investing Activities	(74,734)	115,061	(301,140)
Net Cash Used in Investing Activities	(3,347,506)	(6,177,173)	(6,170,162)
Financing Cash Flows
Long-Term Debt Borrowings	1,483,852	—	—
Long-Term Debt Repayments	(1,000,000)	(900,000)	(350,000)
Dividends Paid	(820,823)	(588,200)	(438,045)
Treasury Stock Purchased	(16,130)	(25,152)	(63,456)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	16,169	17,946	20,560
Debt Issuance Costs	(2,649)	(5,016)	—
Repayment of Finance Lease Liabilities	(19,444)	(12,899)	(8,219)
Changes in Components of Working Capital Associated with Financing Activities	—	—	57
Net Cash Used in Financing Activities	(359,025)	(1,513,321)	(839,103)
Effect of Exchange Rate Changes on Cash	(296)	(348)	(37,937)
Increase in Cash and Cash Equivalents	1,300,956	472,338	721,406
Cash and Cash Equivalents at Beginning of Year	2,027,972	1,555,634	834,228
Cash and Cash Equivalents at End of Year	$3,328,928	$2,027,972	$1,555,634

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

Effective January 1, 2020, EOG adopted the provisions of Accounting Standards Update (ASU) 2016-13, "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 changes the impairment model for financial assets and certain other instruments by requiring entities to adopt a forward-looking expected loss model that will result in earlier recognition of credit losses. EOG elected to adopt ASU 2016-13 using the modified retrospective approach with a cumulative effect adjustment to retained earnings as of the effective date. Financial results reported in periods prior to January 1, 2020, are unchanged. EOG assessed its applicable financial assets, which are primarily its accounts receivable from hydrocarbon sales and joint interest billings to third-party companies, including foreign state-owned entities in the oil and gas industry. Based on its assessment and various potential remedies ensuring collection, EOG did not record an impact to retained earnings upon adoption and expects current and future credit losses to be immaterial. EOG continues to monitor the credit risk from third-party companies to determine if expected credit losses may become material.

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

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether EOG has discovered commercial quantities of proved reserves.  If commercial quantities of proved reserves are not discovered, such drilling costs are expensed.  In some circumstances, it may be uncertain whether commercial quantities of proved reserves have been discovered when drilling has been completed.  Such exploratory well drilling costs may continue to be capitalized if the estimated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made (see Note 16).  Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized.

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

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset.  If the expected undiscounted future cash flows, based on EOG's estimate of (and assumptions regarding) future crude oil, natural gas liquids (NGLs) and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is generally calculated using the Income Approach described in the Fair Value Measurement Topic of the ASC.  In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

Inventories, consisting primarily of tubular goods, materials for completion operations and well equipment held for use in the exploration for, and development and production of, crude oil, NGLs and natural gas reserves, are carried at the lower of cost and net realizable value with adjustments made, as appropriate, to recognize any reductions in value.

Revenue Recognition. Effective January 1, 2018, EOG adopted the provisions of ASU 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09). ASU 2014-09 and other related ASUs require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. EOG elected to adopt ASU 2014-09 using the modified retrospective approach, which required EOG to recognize in retained earnings the cumulative effect at the date of adoption for all existing contracts with customers which were not substantially complete as of January 1, 2018. There was no impact to retained earnings upon adoption of ASU 2014-09.

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

Revenues are recognized for the sale of crude oil and condensate, NGLs and natural gas at the point control of the product is transferred to the customer, typically when production is delivered and title or risk of loss transfers to the customer. Arrangements for such sales are evidenced by signed contracts with prices typically based on stated market indices, with certain adjustments for product quality and geographic location. As EOG typically invoices customers shortly after performance obligations have been fulfilled, contract assets and contract liabilities are not recognized. The balances of accounts receivable from contracts with customers as of December 31, 2020 and 2019 and upon adoption of ASU 2014-09 effective January 1, 2018, were $1,337 million, $1,619 million and $1,460 million, respectively, and were included in Accounts Receivable, Net on the Consolidated Balance Sheets. Losses incurred on receivables from contracts with customers are infrequent and have been immaterial.

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

Other Property, Plant and Equipment.  Other property, plant and equipment consists of gathering and processing assets, compressors, buildings and leasehold improvements, sand processing assets, computer hardware and software, vehicles, and furniture and fixtures.  Other property, plant and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the property, plant and equipment, which range from 3 years to 45 years.

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

Accounting for Risk Management Activities.  Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three-year period ended December 31, 2020, EOG elected not to designate any of its financial commodity derivative instruments as accounting hedges and, accordingly, changes in the fair value of these outstanding derivative instruments are recognized as gains or losses in the period of change.  The gains or losses are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).  The related cash flow impact of settled contracts is reflected as cash flows from operating activities.  EOG employs net presentation of derivative assets and liabilities for financial reporting purposes when such assets and liabilities are with the same counterparty and subject to a master netting arrangement.  See Note 12.

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

Recently Issued Accounting Standards. In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)" (ASU 2020-04), which provides optional expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (LIBOR) and other rates resulting from rate reform. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. Early adoption is permitted. ASU 2020-04 covers certain contracts which reference these rates and that are entered into on or before December 31, 2022. EOG is evaluating the provisions of ASU 2020-04 and has not determined the full impact on its consolidated financial statements and related disclosures related to its $2.0 billion senior unsecured Revolving Credit Agreement.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) ‑ Simplifying the Accounting for Income Taxes" (ASU 2019-12), which amends certain aspects of accounting for income taxes. ASU 2019-12 removes specific exceptions within existing U.S. GAAP related to the incremental approach for intraperiod tax allocation and to the general methodology for calculating income taxes in interim periods, among other changes. ASU 2019-12 also requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, among other requirements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. EOG will adopt ASU 2019-12 effective January 1, 2021, with all of the anticipated and applicable effects to be required on a prospective basis. EOG does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements and related disclosures.

2.  Long-Term Debt

Long-Term Debt at December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019

4.40% Senior Notes due 2020	$—	$500,000
2.45% Senior Notes due 2020	—	500,000
4.100% Senior Notes due 2021	750,000	750,000
2.625% Senior Notes due 2023	1,250,000	1,250,000
3.15% Senior Notes due 2025	500,000	500,000
4.15% Senior Notes due 2026	750,000	750,000
6.65% Senior Notes due 2028	140,000	140,000
4.375% Senior Notes due 2030	750,000	—
3.90% Senior Notes due 2035	500,000	500,000
5.10% Senior Notes due 2036	250,000	250,000
4.950% Senior Notes due 2050	750,000	—
Long-Term Debt	5,640,000	5,140,000
Finance Leases (see Note 18)	212,217	57,900
Less: Current Portion of Long-Term Debt	781,054	1,014,524
Unamortized Debt Discount	30,931	19,528
Debt Issuance Costs	4,881	2,929
Total Long-Term Debt	$5,035,351	$4,160,919

At December 31, 2020, the aggregate annual maturities of long-term debt (excluding finance lease obligations) were $750 million in 2021, zero in 2022, $1.25 billion in 2023, zero in 2024 and $500 million in 2025.

At December 31, 2020 and 2019, EOG had no outstanding commercial paper borrowings and did not utilize any commercial paper borrowings during 2020 and 2019.

On February 1, 2021, EOG repaid upon maturity the $750 million aggregate principal amount of its 4.100% Senior Notes due 2021.

On June 1, 2020, EOG repaid upon maturity the $500 million aggregate principal amount of its 4.40% Senior Notes due 2020.

On April 14, 2020, EOG closed on its offering of $750 million aggregate principal amount of its 4.375% Senior Notes due 2030 and $750 million aggregate principal amount of its 4.950% Senior Notes due 2050 (together, the Notes). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. EOG received net proceeds of $1.48 billion from the issuance of the Notes, which were used to repay the 4.40% Senior Notes due 2020 when they matured on June 1, 2020 (see below), and for general corporate purposes, including the funding of capital expenditures.

On April 1, 2020, EOG repaid upon maturity the $500 million aggregate principal amount of its 2.45% Senior Notes due 2020.

On June 27, 2019, EOG entered into a new $2.0 billion senior unsecured Revolving Credit Agreement (the Agreement) with domestic and foreign lenders (Banks). The Agreement replaced EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of July 21, 2015, with domestic and foreign lenders, which had a scheduled maturity date of July 21, 2020 and which was terminated by EOG (without penalty), effective as of June 27, 2019, in connection with the execution of the Agreement.

The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either the LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At December 31, 2020, EOG was in compliance with this financial covenant. At December 31, 2020 and December 31, 2019, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at December 31, 2020, would have been 1.04% and 3.25%, respectively.

On June 3, 2019, EOG repaid upon maturity the $900 million aggregate principal amount of its 5.625% Senior Notes due 2019.

3.  Stockholders' Equity

Common Stock.  In September 2001, EOG's Board of Directors (Board) authorized the purchase of an aggregate maximum of 10 million shares of Common Stock that superseded all previous authorizations.  At December 31, 2020, 6,386,200 shares remained available for purchase under this authorization.  EOG last purchased shares of its Common Stock under this authorization in March 2003.  In addition, shares of Common Stock are from time to time withheld by, or returned to, EOG in satisfaction of tax withholding obligations arising upon the exercise of employee stock options or stock-settled stock appreciation rights (SARs), the vesting of restricted stock, restricted stock unit or performance unit grants or in payment of the exercise price of employee stock options.  Such shares withheld or returned do not count against the Board authorization discussed above.  Shares purchased, withheld and returned are held in treasury for, among other purposes, fulfilling any obligations arising under EOG's stock-based compensation plans and any other approved transactions or activities for which such shares of Common Stock may be required.

On February 25, 2021, the Board increased the quarterly cash dividend on the common stock from the previous $0.375 per share to $0.4125 per share, effective beginning with the dividend to be paid on April 30, 2021, to stockholders of record as of April 16, 2021.

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

On August 2, 2018, the Board increased the quarterly cash dividend on the common stock from the previous $0.1850 per share to $0.22 per share, effective beginning with the dividend paid on October 31, 2018, to stockholders of record as of October 17, 2018. On February 27, 2018, the Board increased the quarterly cash dividend on the common stock from the previous $0.1675 per share to $0.1850 per share, effective beginning with the dividend paid on April 30, 2018, to stockholders of record as of April 16, 2018.

The following summarizes Common Stock activity for each of the years ended December 31, 2018, 2019 and 2020 (in thousands):

	Common Shares
	Issued	Treasury	Outstanding

Balance at December 31, 2017	578,828	(351)	578,477
Common Stock Issued Under Stock-Based Compensation Plans	1,580	—	1,580
Treasury Stock Purchased (1)	—	(539)	(539)
Common Stock Issued Under Employee Stock Purchase Plan	—	180	180
Treasury Stock Issued Under Stock-Based Compensation Plans	—	325	325
Balance at December 31, 2018	580,408	(385)	580,023
Common Stock Issued Under Stock-Based Compensation Plans	1,688	—	1,688
Treasury Stock Purchased (1)	—	(310)	(310)
Common Stock Issued Under Employee Stock Purchase Plan	117	106	223
Treasury Stock Issued Under Stock-Based Compensation Plans	—	290	290
Balance at December 31, 2019	582,213	(299)	581,914
Common Stock Issued Under Stock-Based Compensation Plans	1,482	—	1,482
Treasury Stock Purchased (1)	—	(389)	(389)
Common Stock Issued Under Employee Stock Purchase Plan	—	377	377
Treasury Stock Issued Under Stock-Based Compensation Plans	—	187	187
Balance at December 31, 2020	583,695	(124)	583,571

(1)    Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or SARs or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options.

Preferred Stock.  EOG currently has one authorized series of preferred stock.  As of December 31, 2020, there were no shares of preferred stock outstanding.

4.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain transactions that have generally been reported in the Consolidated Statements of Stockholders' Equity. The components of Accumulated Other Comprehensive Loss at December 31, 2020 and 2019 consisted of the following (in thousands):

	Foreign Currency Translation Adjustment	Other	Total

December 31, 2018	$174	$(1,532)	$(1,358)
Cumulative effect of accounting changes	—	267	267
Other comprehensive loss before taxes	(2,883)	(533)	(3,416)
Tax effects	—	(145)	(145)
Other comprehensive loss	(2,883)	(678)	(3,561)
December 31, 2019	(2,709)	(1,943)	(4,652)
Other comprehensive loss before taxes	(7,346)	(183)	(7,529)
Tax effects	—	(147)	(147)
Other comprehensive loss	(7,346)	(330)	(7,676)
December 31, 2020	$(10,055)	$(2,273)	$(12,328)

    No significant amount was reclassified out of Accumulated Other Comprehensive Loss during the years ended December 31, 2020, 2019 and 2018.

5.  Other Income, Net

Other income, net for 2020 included interest income ($12 million), partially offset by equity losses from investments in ammonia plants in Trinidad ($2 million). Other income, net for 2019 included interest income ($26 million) and net foreign currency transaction gains ($2 million). Other income, net for 2018 included interest income ($12 million), a downward adjustment to deferred compensation expense ($6 million) and equity income from investments in ammonia plants in Trinidad ($2 million), partially offset by net foreign currency transaction losses ($7 million).

6.  Income Taxes

The principal components of EOG's total net deferred income tax liabilities at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Deferred Income Tax Assets (Liabilities)
Foreign Oil and Gas Exploration and Development Costs Deducted for Tax Under Book Depreciation, Depletion and Amortization	$25,129	$5,825
Foreign Net Operating Loss	74,280	66,675
Foreign Valuation Allowances	(97,499)	(70,455)
Foreign Other	217	318
Total Net Deferred Income Tax Assets	$2,127	$2,363
Deferred Income Tax (Assets) Liabilities
Oil and Gas Exploration and Development Costs Deducted for Tax Over Book Depreciation, Depletion and Amortization	$5,028,010	$5,277,550
Commodity Hedging Contracts	14,518	(4,699)
Deferred Compensation Plans	(42,594)	(47,650)
Accrued Expenses and Liabilities	—	(8,502)
Equity Awards	(102,944)	(108,324)
Alternative Minimum Tax Credit Carryforward	—	(31,904)
Undistributed Foreign Earnings	9,843	15,746
Other	(47,506)	(46,116)
Total Net Deferred Income Tax Liabilities	$4,859,327	$5,046,101
Total Net Deferred Income Tax Liabilities	$4,857,200	$5,043,738

The components of Income (Loss) Before Income Taxes for the years indicated below were as follows (in thousands):

	2020	2019	2018

United States	$(756,479)	$3,466,578	$4,084,156
Foreign	17,425	78,689	156,842
Total	$(739,054)	$3,545,267	$4,240,998

The principal components of EOG's Income Tax Provision (Benefit) for the years indicated below were as follows (in thousands):

	2020	2019	2018
Current:
Federal	$(107,834)	$(152,258)	$(303,853)
State	6,790	10,819	17,048
Foreign	40,248	81,426	65,615
Total	(60,796)	(60,013)	(221,190)
Deferred:
Federal	(153,027)	626,901	862,075
State	(15,400)	32,541	43,293
Foreign	(17,963)	(27,784)	(11,212)
Total	(186,390)	631,658	894,156
Other Non-Current: (1)
Federal	112,704	245,125	148,992
Foreign	—	(6,413)	—
Total	112,704	238,712	148,992

Income Tax Provision (Benefit)	$(134,482)	$810,357	$821,958

(1)    Includes changes in certain amounts that are expected to be paid or received beyond the next twelve months. The primary component is refundable alternative minimum tax (AMT) credits.

The differences between taxes computed at the U.S. federal statutory tax rate and EOG's effective rate for the years indicated below were as follows:

	2020	2019	2018
Statutory Federal Income Tax Rate	21.00%	21.00%	21.00%
State Income Tax, Net of Federal Benefit	0.92	0.97	1.12
Income Tax Provision Related to Foreign Operations	(0.09)	0.87	0.51
Income Tax Provision Related to Canadian Operations	(2.43)	—	—
TCJA (1)	—	—	(2.60)	(2)
Share-Based Compensation	(2.94)	0.02	(0.47)
Other	1.74	—	(0.18)
Effective Income Tax Rate	18.20%	22.86%	19.38%

(1)    The Tax Cuts and Jobs Act (TCJA) was enacted in 2017 and required certain measurement-period adjustments in 2018.
(2)    Includes impact of utilizing certain tax net operating losses (NOLs) ((1.2)%), the reversal of the federal sequestration charge ((1.0)%) and other TCJA impacts ((0.4)%).

The net effective tax rate of 18% in 2020 was lower than the prior year rate of 23% primarily due to taxes attributable to EOG's foreign operations and increased stock-based compensation tax deficiencies.

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

The principal components of EOG's rollforward of valuation allowances for deferred income tax assets for the years indicated below were as follows (in thousands):

	2020	2019	2018

Beginning Balance	$200,831	$167,142	$466,421
Increase (1)	25,573	30,673	23,062
Decrease (2)	(11,343)	(75)	(26,219)
Other (3)	3,942	3,091	(296,122)
Ending Balance	$219,003	$200,831	$167,142

(1)    Increase in valuation allowance related to the generation of tax NOLs and other deferred tax assets.
(2)    Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowances.
(3)    Represents dispositions, revisions and/or foreign exchange rate variances and the effect of statutory income tax rate changes. The United Kingdom operations were sold in the fourth quarter of 2018.

As of December 31, 2020, EOG had state income tax NOLs of approximately $1.9 billion, which, if unused, expire between 2021 and 2039. EOG also has Canadian NOLs of $275 million, some of which can be carried forward up to 20 years. As described above, these NOLs and other less significant tax benefits have been evaluated for the likelihood of utilization, and valuation allowances have been established for the portion of these deferred income tax assets that do not meet the “more likely than not” threshold.

The total balance of unrecognized tax benefits for all jurisdictions at December 31, 2020, was $10 million, resulting from the tax treatment of certain compensation deductions, of which the full amount may potentially have an earnings impact. During the fourth quarter of 2020, EOG settled uncertain tax positions resulting from its tax treatment of research and experiential expenditures related to certain innovations in its horizontal drilling and completion operations for taxable years 2016 and 2017. Consequently, the balance of uncertain tax positions and earnings for the period decreased $29 million and $5 million, respectively. EOG records interest and penalties related to unrecognized tax benefits to its income tax provision. No interest expense has been recognized in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) related to the remaining unrecognized tax benefits as these positions will be claimed on amended returns or as self-proposed audit adjustments, which, if sustained, will result in refunds. EOG does not anticipate that the amount of the unrecognized tax benefits will change materially during the next twelve months. EOG and its subsidiaries file income tax returns and are subject to tax audits in the U.S. and various state, local and foreign jurisdictions. EOG's earliest open tax years in its principal jurisdictions are as follows: U.S. federal (2016), Canada (2016), Trinidad (2013) and China (2010).

EOG's foreign subsidiaries' undistributed earnings are not considered to be permanently reinvested outside of the U.S. Accordingly, EOG may be required to accrue certain U.S. federal, state, and foreign deferred income taxes on these undistributed earnings as well as on any other outside basis differences related to its investments in these subsidiaries. As of December 31, 2020, EOG has cumulatively recorded $10 million of deferred foreign income taxes for withholdings on its undistributed foreign earnings. Additionally, EOG's foreign earnings may be subject to the U.S. federal "global intangible low-taxed income" (GILTI) inclusion. EOG records any GILTI tax as a period expense.

7.  Employee Benefit Plans

Stock-Based Compensation

During 2020, EOG maintained various stock-based compensation plans as discussed below.  EOG recognizes compensation expense on grants of stock options, SARs, restricted stock and restricted stock units, performance units and grants made under the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP).  Stock-based compensation expense is calculated based upon the grant date estimated fair value of the awards, net of forfeitures, based upon EOG's historical employee turnover rate.  Compensation expense is amortized over the shorter of the vesting period or the period from date of grant until the date the employee becomes eligible to retire without company approval.

Stock-based compensation expense is included on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job functions of the employees receiving the grants.  Compensation expense related to EOG's stock-based compensation plans for the years ended December 31, 2020, 2019 and 2018 was as follows (in millions):

	2020	2019	2018

Lease and Well	$52	$56	$51
Gathering and Processing Costs	1	1	1
Exploration Costs	21	26	25
General and Administrative	72	92	78
Total	$146	$175	$155

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provides for grants of stock options, SARs, restricted stock and restricted stock units, performance units, and other stock-based awards.

The vesting schedules for grants of stock options, SARs, restricted stock and restricted stock units, and performance units are generally as follows:

Grant Type	Vesting Schedule
Stock Options/SARs	Vesting in increments of one-third on each of the first three anniversaries, respectively, of the date of grant

Restricted Stock/Restricted Stock Units	"Cliff" vesting three years from the date of grant

Performance Units	"Cliff" vesting on the February 28th following the three-year performance period and the Compensation Committee's certification of the applicable performance multiple

At December 31, 2020, approximately 2.0 million common shares remained available for grant under the 2008 Plan.  EOG's policy is to issue shares related to the 2008 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

During 2020, 2019 and 2018, EOG issued shares in connection with stock option/SAR exercises, restricted stock grants, restricted stock unit and performance unit releases and ESPP purchases.  Net tax deficiencies and excess tax benefits recognized within the income tax provision were $(22) million, $(1) million and $20 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of ESPP grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $62 million, $63 million and $60 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Stock Options/SARs			ESPP
	2020	2019	2018	2020	2019	2018

Weighted Average Fair Value of Grants	$11.06	$19.49	$33.46	$19.14	$22.83	$25.75
Expected Volatility	44.47%	32.02%	28.23%	53.48%	34.78%	24.59%
Risk-Free Interest Rate	0.21%	1.69%	2.68%	0.90%	2.27%	1.89%
Dividend Yield	3.27%	1.39%	0.72%	2.27%	1.04%	0.64%
Expected Life	5.2 years	5.1 years	5.0 years	0.5 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's Common Stock.  The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant.  The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth the stock option and SAR transactions for the years ended December 31, 2020, 2019 and 2018 (stock options and SARs in thousands):

	2020		2019		2018
	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price

Outstanding at January 1	9,395	$94.53	8,310	$96.90	9,103	$83.89
Granted	1,996	37.63	1,965	75.39	1,906	126.49
Exercised (1)	(23)	69.59	(606)	61.43	(2,493)	72.21
Forfeited	(1,182)	88.93	(274)	102.57	(206)	94.43
Outstanding at December 31	10,186	84.08	9,395	94.53	8,310	96.90
Stock Options/SARs Exercisable at December 31	6,343	96.41	5,275	94.21	3,969	85.82

(1)The total intrinsic value of stock options/SARs exercised during the years 2020, 2019 and 2018 was $0.4 million, $14 million and $118 million, respectively.  The intrinsic value is based upon the difference between the market price of the Common Stock on the date of exercise and the grant price of the stock options/SARs.

At December 31, 2020, there were 9.9 million stock options/SARs vested or expected to vest with a weighted average grant price of $84.76 per share, an intrinsic value of $22.5 million and a weighted average remaining contractual life of 4.2 years.

The following table summarizes certain information for the stock options and SARs outstanding and exercisable at December 31, 2020 (stock options and SARs in thousands):

Stock Options/SARs Outstanding					Stock Options/SARs Exercisable
Range of Grant Prices	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value(1)	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value (1)

$ 34.00 to $ 43.99	1,974	7	$37.43		10	1	$37.44
44.00 to 74.99	872	2	69.37		846	2	69.47
75.00 to 75.99	1,863	6	75.09		636	5	75.09
76.00 to 95.99	1,242	3	94.47		1,215	3	94.63
96.00 to 101.99	2,477	3	97.95		2,457	3	97.95
102.00 to 129.99	1,758	5	126.44		1,179	5	126.37
	10,186	4	84.08	$24,578	6,343	3	96.41	$124

(1)Based upon the difference between the closing market price of the Common Stock on the last trading day of the year and the grant price of in-the-money stock options and SARs, in thousands.

At December 31, 2020, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $53 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.1 years.

At the 2018 Annual Meeting of Stockholders, EOG stockholders approved an amendment and restatement of the ESPP to (among other changes) increase the number of shares available for grant. At December 31, 2020, approximately 1.9 million shares of Common Stock remained available for grant under the ESPP.  The following table summarizes ESPP activity for the years ended December 31, 2020, 2019 and 2018 (in thousands, except number of participants):

	2020	2019	2018

Approximate Number of Participants	2,063	1,998	1,934
Shares Purchased	377	224	180
Aggregate Purchase Price	$16,103	$16,533	$14,887

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Upon vesting of restricted stock, shares of Common Stock are released to the employee.  Upon vesting, restricted stock units are converted into shares of Common Stock and released to the employee.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $75 million, $97 million and $81 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table sets forth the restricted stock and restricted stock unit transactions for the years ended December 31, 2020, 2019 and 2018 (shares and units in thousands):

	2020		2019		2018
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	4,546	$90.16	3,792	$96.64	3,905	$88.57
Granted	1,488	38.10	1,749	80.01	812	117.55
Released (1)	(1,213)	85.92	(855)	96.93	(740)	78.16
Forfeited	(79)	86.52	(140)	97.54	(185)	92.12
Outstanding at December 31 (2)	4,742	74.97	4,546	90.16	3,792	96.64

(1)The total intrinsic value of restricted stock and restricted stock units released during the years ended December 31, 2020, 2019 and 2018 was $48 million, $70 million and $84 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at December 31, 2020, 2019 and 2018 was $236 million, $381 million and $331 million, respectively. The intrinsic value is based on the closing market price of the Common Stock on the last trading day of the year.

At December 31, 2020, unrecognized compensation expense related to restricted stock and restricted stock units totaled $178 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 1.6 years.

Performance Units.  EOG has granted performance units (Performance Awards) to its executive officers annually since 2012. As more fully discussed in the grant agreements, the performance metric applicable to these performance-based grants is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Awards granted could be outstanding. The fair value of the Performance Awards is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Award grants totaled $9 million, $15 million and $14 million for the years ended December 31, 2020, 2019 and 2018, respectively.

  Weighted average fair values and valuation assumptions used to value Performance Awards during the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018

Weighted Average Fair Value of Grants	$42.77	$79.98	$136.74
Expected Volatility	47.27%	29.20%	29.92%
Risk-Free Interest Rate	0.16%	1.51%	2.85%

Expected volatility is based on the term-matched historical volatility over the simulated term, which is calculated as the time between the grant date and the end of the Performance Period. The risk-free interest rate is derived from the Treasury Constant Maturities yield curve on the grant date.

The following table sets forth the Performance Award transactions for the years ended December 31, 2020, 2019 and 2018 (units in thousands):

	2020			2019		2018
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date

Outstanding at January 1	598		$92.19	539	$101.53	502	$90.96
Granted	172		37.44	172	75.09	113	125.73
Granted for Performance Multiple (1)	66		100.95	72	69.43	72	101.87
Released (2)	(223)		88.52	(185)	94.63	(148)	84.43
Forfeited	—		—	—	—	—	—
Outstanding at December 31 (3)	613	(4)	79.10	598	92.19	539	101.53

(1)Upon completion of the Performance Period for the Performance Awards granted in 2016, 2015 and 2014, a performance multiple of 150%, 200% and 200%, respectively, was applied to each of the grants resulting in additional grants of Performance Awards in February 2020, 2019 and 2018.
(2)The total intrinsic value of Performance Awards released during the years ended December 31, 2020, 2019 and 2018 was $13 million, $15 million and $18 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date Performance Awards are released.
(3)The total intrinsic value of Performance Awards outstanding at December 31, 2020, 2019 and 2018 was $31 million, $50 million and $47 million, respectively. The intrinsic value is based on the closing market price of the Common Stock on the last trading day of the year.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 77 and a maximum of 1,149 Performance Awards could be outstanding.

At December 31, 2020, unrecognized compensation expense related to Performance Awards totaled $5 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Upon completion of the Performance Period for the Performance Awards granted in September 2017, a performance multiple of 125% was applied to the grants resulting in an additional grant of 19,629 Performance Awards in February 2021.

Pension Plans.  EOG has a defined contribution pension plan in place for most of its employees in the United States.  EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions.  EOG's total costs recognized for the plan were $46 million, $51 million and $43 million for 2020, 2019 and 2018, respectively.

In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan.  These pension plans are available to most employees of the Trinidadian subsidiary. EOG's combined contributions to these plans were $1 million, for each of 2020, 2019 and 2018, respectively.

For the Trinidadian defined benefit pension plan, the benefit obligation, fair value of plan assets and accrued benefit cost totaled $13 million, $12 million and $0.1 million, respectively, at December 31, 2020, and $12 million, $10 million and $0.1 million, respectively, at December 31, 2019.

Postretirement Health Care.  EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

8.  Commitments and Contingencies

Letters of Credit and Guarantees.  At December 31, 2020 and 2019, respectively, EOG had standby letters of credit and guarantees outstanding totaling $854 million and $902 million, primarily representing guarantees of payment or performance obligations on behalf of subsidiaries. As of February 18, 2021, EOG had received no demands for payment under these guarantees.

Minimum Commitments. At December 31, 2020, total minimum commitments from purchase and service obligations and transportation and storage service commitments not qualifying as leases, based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars into United States dollars at December 31, 2020, were as follows (in millions):

Total Minimum Commitments

2021	$1,393
2022	1,263
2023	1,064
2024	790
2025	649
2026 and beyond	2,764
$7,923

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

9.  Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	2020	2019	2018
Numerator for Basic and Diluted Earnings per Share -
Net Income (Loss)	$(604,572)	$2,734,910	$3,419,040
Denominator for Basic Earnings per Share -
Weighted Average Shares	578,949	577,670	576,578
Potential Dilutive Common Shares -
Stock Options/SARs	—	258	1,137
Restricted Stock/Units and Performance Units	—	2,849	2,726
Denominator for Diluted Earnings per Share -
Adjusted Diluted Weighted Average Shares	578,949	580,777	580,441
Net Income (Loss) Per Share
Basic	$(1.04)	$4.73	$5.93
Diluted	$(1.04)	$4.71	$5.89

The diluted earnings per share calculation excludes stock options, SARs, restricted stock, restricted stock units, performance units and ESPP grants that were anti-dilutive.  Shares underlying the excluded stock options, SARs and ESPP grants were 9.6 million, 6.1 million and 0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Shares underlying the excluded restricted stock, restricted stock unit and performance unit grants were 5.0 million shares for the year ended December 31, 2020.

10.  Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018

Interest, Net of Capitalized Interest	$205,447	$186,546	$243,279
Income Taxes, Net of Refunds Received	$(205,795)	$(291,849)	$75,634

EOG's accrued capital expenditures at December 31, 2020, 2019 and 2018 were $414 million, $612 million and $592 million, respectively.

Non-cash investing activities for the year ended December 31, 2020, included additions of $212 million to EOG's oil and gas properties as a result of property exchanges and an addition of $174 million to EOG's other property, plant and equipment made in connection with finance lease transactions for storage facilities.

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

Cash paid for leases for the years ended December 31, 2020 and 2019, is disclosed in Note 18.

11.  Business Segment Information

EOG's operations are all crude oil, NGLs and natural gas exploration and production-related. The Segment Reporting Topic of the ASC establishes standards for reporting information about operating segments in annual financial statements.  Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  EOG's chief operating decision-making process is informal and involves the Chairman of the Board and Chief Executive Officer and other key officers.  This group routinely reviews and makes operating decisions related to significant issues associated with each of EOG's major producing areas in the United States, Trinidad and China and its exploration program in the Sultanate of Oman (Oman).  For segment reporting purposes, the chief operating decision makers consider the major United States producing areas to be one operating segment.

Financial information by reportable segment is presented below as of and for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	United States	Trinidad	Other International (1)	Total
2020
Crude Oil and Condensate	$5,773,582	$10,723	$1,304	$5,785,609
Natural Gas Liquids	667,514	—	—	667,514
Natural Gas	614,002	168,967	54,164	837,133
Gains on Mark-to-Market Commodity Derivative Contracts	1,144,737	—	—	1,144,737
Gathering, Processing and Marketing	2,581,493	1,491	—	2,582,984
Gains (Losses) on Asset Dispositions, Net	(47,018)	(44)	179	(46,883)
Other, Net	60,989	(35)	—	60,954
Operating Revenues and Other (2)	10,795,299	181,102	55,647	11,032,048
Depreciation, Depletion and Amortization	3,323,800	60,629	15,924	3,400,353
Operating Income (Loss) (3)	(545,566)	74,801	(73,251)	(544,016)
Interest Income	10,783	922	34	11,739
Other Income (Expense)	153	(2,129)	465	(1,511)
Net Interest Expense	205,266	—	—	205,266
Income (Loss) Before Income Taxes	(739,896)	73,594	(72,752)	(739,054)
Income Tax Provision (Benefit)	(156,834)	14,568	7,784	(134,482)
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	3,316,724	83,173	41,961	3,441,858
Total Property, Plant and Equipment, Net	28,283,027	210,278	105,322	28,598,627
Total Assets	35,047,485	546,120	210,996	35,804,601

2019
Crude Oil and Condensate	$9,599,125	$11,138	$2,269	$9,612,532
Natural Gas Liquids	784,818	—	—	784,818
Natural Gas	866,911	258,819	58,365	1,184,095
Gains on Mark-to-Market Commodity Derivative Contracts	180,275	—	—	180,275
Gathering, Processing and Marketing	5,355,463	4,819	—	5,360,282
Gains (Losses) on Asset Dispositions, Net	131,446	(3,688)	(4,145)	123,613
Other, Net	134,325	18	15	134,358
Operating Revenues and Other (4)	17,052,363	271,106	56,504	17,379,973
Depreciation, Depletion and Amortization	3,652,294	79,389	18,021	3,749,704
Operating Income (Loss)	3,618,907	112,790	(32,686)	3,699,011
Interest Income	22,122	3,686	218	26,026
Other Income	3,235	727	1,397	5,359
Net Interest Expense	192,587	—	(7,458)	185,129
Income (Loss) Before Income Taxes	3,451,677	117,203	(23,613)	3,545,267
Income Tax Provision	760,881	40,901	8,575	810,357
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	6,208,394	53,325	12,233	6,273,952
Total Property, Plant and Equipment, Net	30,101,857	184,606	78,132	30,364,595
Total Assets	36,274,942	705,747	143,919	37,124,608

	United States	Trinidad	Other International (1)	Total
2018
Crude Oil and Condensate	$9,390,244	$17,059	$110,137	$9,517,440
Natural Gas Liquids	1,127,510	—	—	1,127,510
Natural Gas	970,866	285,053	45,618	1,301,537
Loses on Mark-to-Market Commodity Derivative Contracts	(165,640)	—	—	(165,640)
Gathering, Processing and Marketing	5,227,051	3,304	—	5,230,355
Gains on Asset Dispositions, Net	154,852	4,493	15,217	174,562
Other, Net	89,708	(49)	(24)	89,635
Operating Revenues and Other (5)	16,794,591	309,860	170,948	17,275,399
Depreciation, Depletion and Amortization	3,296,499	91,971	46,938	3,435,408
Operating Income (Loss)	4,334,364	147,240	(12,258)	4,469,346
Interest Income	9,326	1,612	608	11,546
Other Income (Expense)	9,580	2,436	(6,858)	5,158
Net Interest Expense	253,352	—	(8,300)	245,052
Income (Loss) Before Income Taxes	4,099,918	151,288	(10,208)	4,240,998
Income Tax Provision	765,986	54,272	1,700	821,958
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	6,155,874	1,618	37,838	6,195,330
Total Property, Plant and Equipment, Net	27,786,086	210,183	79,250	28,075,519
Total Assets	33,178,733	629,633	126,108	33,934,474

(1)Other International primarily consists of EOG's United Kingdom, China and Canada operations. EOG began an exploration program in Oman in the third quarter of 2020. The United Kingdom operations were sold in the fourth quarter of 2018.
(2)EOG had sales activity with three significant purchasers in 2020, each totaling $1.1 billion of consolidated Operating Revenues and Other in the United States segment.
(3)EOG recorded pretax impairment charges of $1,570 million in 2020 for proved oil and gas properties, leasehold costs and other assets due to the decline in commodity prices and revisions of asset retirement obligations for certain properties in the United States segment. In addition, EOG recorded pretax impairment charges of $228 million in 2020 for owned and leased sand and crude-by-rail assets, also in the United States segment. EOG recorded pretax impairment charges of $81 million in 2020 for proved oil and gas properties and firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada, in the Other International segment. See Notes 13 and 14.
(4)EOG had sales activity with two significant purchasers in 2019, one totaling $2.4 billion and the other totaling $2.2 billion of consolidated Operating Revenues and Other in the United States segment.
(5)EOG had sales activity with two significant purchasers in 2018, one totaling $2.6 billion and the other totaling $2.3 billion of consolidated Operating Revenues and Other in the United States segment.

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

During 2020, 2019 and 2018, EOG elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounted for these financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).  The related cash flow impact is reflected in Cash Flows from Operating Activities.  During 2020, 2019 and 2018, EOG recognized net gains (losses) on the mark-to-market of financial commodity derivative contracts of $1,145 million, $180 million and $(166) million, respectively, which included cash received from (payments for) settlements of crude oil, NGLs and natural gas derivative contracts of $1,071 million, $231 million and $(259) million, respectively.

Crude Oil Derivative Contracts. Prices received by EOG for its crude oil production generally vary from U.S. New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices due to adjustments for delivery location (basis) and other factors. EOG has entered into crude oil basis swap contracts in order to fix the differential between Intercontinental Exchange (ICE) Brent pricing and pricing in Cushing, Oklahoma (ICE Brent Differential). Presented below is a comprehensive summary of EOG's ICE Brent Differential basis swap contracts as of December 31, 2020. The weighted average price differential expressed in dollars per barrel ($/Bbl) represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in barrels per day (Bbld) covered by the basis swap contracts.

ICE Brent Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
May 2020 (closed)	10,000	$4.92

EOG has also entered into crude oil basis swap contracts in order to fix the differential between pricing in Houston, Texas, and Cushing, Oklahoma (Houston Differential). Presented below is a comprehensive summary of EOG's Houston Differential basis swap contracts as of December 31, 2020. The weighted average price differential expressed in $/Bbl represents the amount of addition to Cushing, Oklahoma, prices for the notional volumes expressed in Bbld covered by the basis swap contracts.

Houston Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
May 2020 (closed)	10,000	$1.55

EOG has also entered into crude oil swaps in order to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month (Roll Differential). Presented below is a comprehensive summary of EOG's Roll Differential basis swap contracts as of December 31, 2020. The weighted average price differential expressed in $/Bbl represents the amount of net addition (reduction) to delivery month prices for the notional volumes expressed in Bbld covered by the swap contracts.

Roll Differential Basis Swap Contracts
	Volume (Bbld)	Weighted Average Price Differential ($/Bbl)
2020
February 1, 2020 through June 30, 2020 (closed)	10,000	$0.70
July 1, 2020 through September 30, 2020 (closed)	88,000	(1.16)
October 1, 2020 through December 31, 2020 (closed)	66,000	(1.16)

2021
February 1, 2021 through December 31, 2021	25,000	$0.10

2022
January 1, 2022 through December 31, 2022	50,000	$0.11

In May 2020, EOG entered into crude oil Roll Differential basis swap contracts for the period from July 1, 2020 through September 30, 2020, with notional volumes of 22,000 Bbld at a weighted average price differential of $(0.43) per Bbl, and for the period from October 1, 2020 through December 31, 2020, with notional volumes of 44,000 Bbld at a weighted average price differential of $(0.73) per Bbl. These contracts partially offset certain outstanding Roll Differential basis swap contracts for the same time periods and volumes at a weighted average price differential of $(1.16) per Bbl. EOG paid net cash of $3.2 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's crude oil NYMEX WTI price swap contracts as of December 31, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil NYMEX WTI Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
January 1, 2020 through March 31, 2020 (closed)	200,000	$59.33
April 1, 2020 through May 31, 2020 (closed)	265,000	51.36

In April and May 2020, EOG entered into crude oil NYMEX WTI price swap contracts for the period from June 1, 2020 through June 30, 2020, with notional volumes of 265,000 Bbld at a weighted average price of $33.80 per Bbl, for the period from July 1, 2020 through July 31, 2020, with notional volumes of 254,000 Bbld at a weighted average price of $33.75 per Bbl, for the period from August 1, 2020 through September 30, 2020, with notional volumes of 154,000 Bbld at a weighted average price of $34.18 per Bbl and for the period from October 1, 2020 through December 31, 2020, with notional volumes of 47,000 Bbld at a weighted average price of $30.04 per Bbl. These contracts offset the remaining crude oil NYMEX WTI price swap contracts for the same time periods and volumes at a weighted average price of $51.36 per Bbl for the period from June 1, 2020 through June 30, 2020, $42.36 per Bbl for the period from July 1, 2020 through July 31, 2020, $50.42 per Bbl for the period from August 1, 2020 through September 30, 2020 and $31.00 per Bbl for the period from October 1, 2020 through December 31, 2020. EOG received net cash of $362.6 million through December 31, 2020, for the settlement of certain of these contracts, and expects to receive net cash of $1.4 million during January 2021 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

Presented below is a comprehensive summary of EOG's crude oil ICE Brent price swap contracts as of December 31, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Crude Oil ICE Brent Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
April 2020 (closed)	75,000	$25.66
May 2020 (closed)	35,000	26.53

NGLs Derivative Contracts. Presented below is a comprehensive summary of EOG's Mont Belvieu propane (non-TET) price swap contracts as of December 31, 2020, with notional volumes expressed in Bbld and prices expressed in $/Bbl.

Mont Belvieu Propane Price Swap Contracts
	Volume (Bbld)	Weighted Average Price ($/Bbl)
2020
January 1, 2020 through February 29, 2020 (closed)	4,000	$21.34
March 1, 2020 through April 30, 2020 (closed)	25,000	17.92

In April and May 2020, EOG entered into Mont Belvieu propane price swap contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 25,000 Bbld at a weighted average price of $16.41 per Bbl. These contracts offset the remaining Mont Belvieu propane price swap contracts for the same time period with notional volumes of 25,000 Bbld at a weighted average price of $17.92 per Bbl. EOG received net cash of $8.0 million through December 31, 2020, for the settlement of certain of these contracts, and expects to receive net cash of $1.2 million during January 2021 for the settlement of the remaining contracts. The offsetting contracts were excluded from the above table.

Natural Gas Derivative Contracts. Presented below is a comprehensive summary of EOG's natural gas NYMEX Henry Hub price swap contracts as of December 31, 2020, with notional volumes sold (purchased) expressed in million British thermal units (MMBtu) per day (MMBtud) and prices expressed in dollars per MMBtu ($/MMBtu).

Natural Gas NYMEX Henry Hub Price Swap Contracts
	Volume (MMBtud)	Weighted Average Price ($/MMBtu)
2021
April 1, 2021 through December 31, 2021	500,000	$2.99

2022
January 1, 2022 through December 31, 2022	20,000	$2.75

In December 2020, EOG entered into natural gas NYMEX Henry Hub price swap contracts for the period from January 1, 2021 through March 31, 2021, with notional volumes of 500,000 MMBtud at a weighted average price of $2.43 per MMBtu. These contracts offset the remaining natural gas NYMEX Henry Hub price swap contracts for the same time period with notional volumes of 500,000 MMBtud at a weighted average price of $2.99 per MMBtu. EOG expects to receive net cash of $25.2 million during 2021 for the settlement of these contracts. The offsetting contracts were excluded from the above table.

EOG has entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts. The collars require that EOG pay the difference between the ceiling price and the NYMEX Henry Hub natural gas price for the contract month (Henry Hub Index Price) in the event the Henry Hub Index Price is above the ceiling price. The collars grant EOG the right to receive the difference between the floor price and the Henry Hub Index Price in the event the Henry Hub Index Price is below the floor price. In March 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 natural gas collar contracts with notional volumes of 250,000 MMBtud at a weighted average ceiling price of $2.50 per MMBtu and a weighted average floor price of $2.00 per MMBtu for the period from April 1, 2020 through July 31, 2020. EOG received net cash of $7.8 million for the settlement of these contracts. Presented below is a comprehensive summary of EOG's natural gas collar contracts as of December 31, 2020, with notional volumes expressed in MMBtud and prices expressed in $/MMBtu.

Natural Gas Collar Contracts
		Weighted Average Price ($/MMBtu)
	Volume (MMBtud)	Ceiling Price	Floor Price
2020
April 1, 2020 through July 31, 2020 (closed)	250,000	$2.50	$2.00

In April 2020, EOG entered into natural gas collar contracts for the period from August 1, 2020 through October 31, 2020, with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. These contracts offset the remaining natural gas collar contracts for the same time period with notional volumes of 250,000 MMBtud at a ceiling price of $2.50 per MMBtu and a floor price of $2.00 per MMBtu. EOG received net cash of $1.1 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

Prices received by EOG for its natural gas production generally vary from NYMEX Henry Hub prices due to adjustments for delivery location (basis) and other factors. EOG has entered into natural gas basis swap contracts in order to fix the differential between pricing in the Rocky Mountain area and NYMEX Henry Hub prices (Rockies Differential). Presented below is a comprehensive summary of EOG's Rockies Differential basis swap contracts as of December 31, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Rockies Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through December 31, 2020 (closed)	30,000	$0.55

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Houston Ship Channel (HSC) and NYMEX Henry Hub prices (HSC Differential). In March 2020, EOG executed the early termination provision granting EOG the right to terminate certain 2020 HSC Differential basis swaps with notional volumes of 60,000 MMBtud at a weighted average price differential of $0.05 per MMBtu for the period from April 1, 2020 through December 31, 2020. EOG paid net cash of $0.4 million for the settlement of these contracts. Presented below is a comprehensive summary of EOG's HSC Differential basis swap contracts as of December 31, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

HSC Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through December 31, 2020 (closed)	60,000	$0.05

EOG has also entered into natural gas basis swap contracts in order to fix the differential between pricing at the Waha Hub in West Texas and NYMEX Henry Hub prices (Waha Differential). Presented below is a comprehensive summary of EOG's Waha Differential basis swap contracts as of December 31, 2020. The weighted average price differential expressed in $/MMBtu represents the amount of reduction to NYMEX Henry Hub prices for the notional volumes expressed in MMBtud covered by the basis swap contracts.

Waha Differential Basis Swap Contracts
	Volume (MMBtud)	Weighted Average Price Differential ($/MMBtu)
2020
January 1, 2020 through April 30, 2020 (closed)	50,000	$1.40

In April 2020, EOG entered into Waha Differential basis swap contracts for the period from May 1, 2020 through December 31, 2020, with notional volumes of 50,000 MMBtud at a weighted average price differential of $0.43 per MMBtu. These contracts offset the remaining Waha Differential basis swap contracts for the same time period with notional volumes of 50,000 MMBtud at a weighted average price differential of $1.40 per MMBtu. EOG paid net cash of $11.9 million for the settlement of these contracts. The offsetting contracts were excluded from the above table.

 Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at December 31, 2020 and 2019, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in thousands):

		Fair Value at December 31,
Description	Location on Balance Sheet	2020	2019
Asset Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$64,559	$1,299
Noncurrent portion	Other Assets	1,063	—
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$—	$20,194
Noncurrent Portion	Other Liabilities	455	—

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

At December 31, 2020, EOG's net accounts receivable balance related to United States hydrocarbon sales included two receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from two petroleum refinery companies.  The related amounts were collected during early 2021.  At December 31, 2019, EOG's net accounts receivable balance related to United States hydrocarbon sales included three receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from three petroleum refinery companies.  The related amounts were collected during early 2020.

In 2020 and 2019, all natural gas from EOG's Trinidad operations was sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary. In 2020 and 2019, all crude oil and condensate from EOG's Trinidad operations was sold to Heritage Petroleum Company Limited. In 2020 and 2019, all natural gas from EOG's China operations was sold to Petrochina Company Limited.

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings.  In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDA to be settled immediately.  See Note 13 for the aggregate fair value of all derivative instruments that were in a net asset position at December 31, 2020 and a net liability position at December 31, 2019.  EOG had no collateral posted and held no collateral at December 31, 2020 and 2019.

Substantially all of EOG's accounts receivable at December 31, 2020 and 2019 resulted from hydrocarbon sales and/or joint interest billings to third-party companies, including foreign state-owned entities in the oil and gas industry.  This concentration of customers and joint interest owners may impact EOG's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions.  In determining whether or not to require collateral or other credit enhancements from a customer, EOG typically analyzes the entity's net worth, cash flows, earnings and credit ratings.  Receivables are generally not collateralized.  During the three-year period ended December 31, 2020, credit losses incurred on receivables by EOG have been immaterial.

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

Recurring Fair Value Measurements. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at December 31, 2020 and 2019. Amounts shown in thousands.

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2020
Financial Assets (1):
Natural Gas Swaps	$—	$66,064	$—	$66,064
Financial Liabilities (2):
Crude Oil Roll Differential Swaps	—	897	—	897

At December 31, 2019
Financial Assets (1):
Natural Gas Liquids Swaps	$—	$3,401	$—	$3,401
Natural Gas Basis Swaps	—	970	—	970
Financial Liabilities (2):
Crude Oil Swaps	—	23,266	—	23,266

(1)    $65 million and $1 million are included in "Current Assets - Assets from Price Risk Management Activities" at December 31, 2020 and 2019, respectively, on the Consolidated Balance Sheets. $1 million is included in "Other Assets" at December 31, 2020, on the Consolidated Balance Sheets.
(2)    $1 million is included in "Other Liabilities" at December 31, 2020, on the Consolidated Balance Sheets. $20 million is included in "Current Liabilities - Liabilities from Price Risk Management Activities" at December 31, 2019 on the Consolidated Balance Sheets.

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

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows, based on EOG's estimate of (and assumptions regarding) significant Level 3 inputs, including future crude oil, NGLs and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in the Fair Value Measurement Topic of the ASC. In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

During 2020, due to the decline in commodity prices and revisions of asset retirement obligations for certain properties, proved oil and gas properties with a carrying amount of $1,587 million were written down to their fair value of $319 million, resulting in pretax impairment charges of $1,268 million. In addition, EOG recorded pretax impairment charges in 2020 of $72 million for a commodity price-related write-down of other assets.

During 2019, proved oil and gas properties; other property, plant and equipment; and other assets with a carrying amount of $998 million were written down to their fair value of $701 million, resulting in pretax impairment charges of $297 million. Included in the $297 million pretax impairment charges are $152 million of impairments of proved oil and gas properties for which EOG utilized an accepted offer from a third-party purchaser as the basis for determining fair value. In addition, EOG recorded pretax impairment charges in 2019 of $90 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 10.

Fair Value of Debt. At December 31, 2020 and 2019, respectively, EOG had outstanding $5,640 million and $5,140 million aggregate principal amount of senior notes, which had estimated fair values of approximately $6,505 million and $5,452 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at year-end.

14.  Impairment Expense

Impairment expense was as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018

Proved properties (1)	$1,268,073	$206,469	$120,859
Unproved properties (2)	472,143	220,444	173,383
Other assets (3)	299,851	90,983	48,732
Inventories	—	—	4,047
Firm commitment contracts (4)	59,713	—	—
Total	$2,099,780	$517,896	$347,021

(1)    Impairments to proved oil and gas properties in 2020 included legacy and non-core natural gas and crude oil and combo plays. Impairments to proved oil and gas properties in 2019 and 2018 included domestic legacy natural gas assets. See Notes 1 and 13.
(2)    Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term. Unproved properties with individually significant acquisition costs are reviewed individually for impairment. Impairments of unproved oil and gas properties included charges of $252 million in 2020 for certain leasehold costs that are no longer expected to be developed before expiration. See Note 1.
(3)    Includes impairment charges for owned and leased sand and crude-by-rail assets of $228 million in 2020 (see Note 18) and a commodity price-related write-down of other assets of $72 million, $90 million and $49 million in 2020, 2019 and 2018, respectively (see Note 13).
(4)    Includes impairment charges of $60 million in 2020 for firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada.

15.  Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019

Carrying Amount at Beginning of Period	$1,110,710	$954,377
Liabilities Incurred	57,477	98,874
Liabilities Settled (1)	(54,027)	(58,673)
Accretion	47,083	43,462
Revisions	53,888	72,425
Foreign Currency Translations	1,407	245
Carrying Amount at End of Period	$1,216,538	$1,110,710

Current Portion	$49,548	$37,127
Noncurrent Portion	$1,166,990	$1,073,583

(1)    Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

16.  Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the years ended December 31, 2020, 2019 and 2018 are presented below (in thousands):

	2020	2019	2018

Balance at January 1	$25,897	$4,121	$2,167
Additions Pending the Determination of Proved Reserves	107,852	83,175	10,304
Reclassifications to Proved Properties	(81,071)	(39,325)	(7,917)
Costs Charged to Expense (1)	(23,822)	(22,074)	(433)
Balance at December 31	$28,856	$25,897	$4,121

(1)    Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

	2020	2019	2018

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$26,408	$25,897	$4,121
Capitalized exploratory well costs that have been capitalized for a period greater than one year (1)	2,448	—	—
Balance at December 31	$28,856	$25,897	$4,121

Number of exploratory wells that have been capitalized for a period greater than one year	1	—	—

(1)    Consists of costs related to a project in the United States at December 31, 2020.

17.  Acquisitions and Divestitures

During 2020, EOG paid cash for property acquisitions of $82 million in the United States and $38 million in Other International, primarily in Oman. Additionally during 2020, EOG recognized net losses on asset dispositions of $47 million primarily due to sales of proved properties and non-cash property exchanges of unproved leasehold in Texas and New Mexico and the disposition of the Marcellus Shale assets, and received proceeds of approximately $192 million.

During 2019, EOG paid cash for property acquisitions of $328 million in the United States. Additionally during 2019, EOG recognized net gains on asset dispositions of $124 million primarily due to sales of producing properties, acreage and other assets, as well as non-cash property exchanges in New Mexico, and received proceeds of approximately $140 million.

During 2018, EOG recognized net gains on asset dispositions of $175 million primarily due to non-cash property exchanges in Texas, New Mexico and Wyoming. Additionally, EOG received proceeds in 2018 of approximately $227 million, primarily due to the sale of its United Kingdom operations in the fourth quarter of 2018.

18. Leases

Lease costs are classified by the function of the ROU asset. The lease costs related to exploration and development activities are initially included in the Oil and Gas Properties line on the Consolidated Balance Sheets and subsequently accounted for in accordance with the Extractive Industries - Oil and Gas Topic of the ASC. Variable lease cost represents costs incurred above the contractual minimum payments and other charges associated with leased equipment, primarily for drilling and fracturing contracts classified as operating leases. The components of lease cost for the years ended December 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Operating Lease Cost (1)	$393	$497
Finance Lease Cost:
Amortization of Lease Assets	21	13
Interest on Lease Liabilities	4	2
Variable Lease Cost	91	138
Short-Term Lease Cost	194	333
Total Lease Cost	$703	$983

(1)    Operating lease cost includes impairment expenses of $35 million in 2020.

The following table sets forth the amounts and classification of EOG's outstanding ROU assets and related lease liabilities at December 31, 2020 and 2019 and supplemental information for the years ended December 31, 2020 and 2019 (in millions, except lease terms and discount rates):

Description	Location on Balance Sheet	2020	2019
Assets
Operating Leases	Other Assets	$869	$773
Finance Leases	Property, Plant and Equipment, Net (1)	206	53
Total		$1,075	$826

Liabilities
Current
Operating Leases	Current Portion of Operating Lease Liabilities	$295	$369
Finance Leases	Current Portion of Long-Term Debt	31	15
Long-Term
Operating Leases	Other Liabilities	641	430
Finance Leases	Long-Term Debt	181	43
Total		$1,148	$857

(1)    Finance lease assets are recorded net of accumulated amortization of $81 million and $60 million at December 31, 2020 and 2019, respectively.

	2020	2019
Weighted Average Remaining Lease Term (in years):
Operating Leases	5.3	3.2
Finance Leases	7.6	4.7

Weighted Average Discount Rate:
Operating Leases	3.4%	3.5%
Finance Leases	2.8%	3.0%

Cash paid for leases for the years ended December 31, 2020 and 2019 was as follows (in millions):

	2020	2019
Repayment of Operating Lease Liabilities Associated with Operating Activities	$223	$225
Repayment of Operating Lease Liabilities Associated with Investing Activities	130	270
Repayment of Finance Lease Liabilities	19	13

Non-cash leasing activities for the year ended December 31, 2020, included the additions of $893 million of operating leases and $174 million of finance leases. Non-cash leasing activities for the year ended December 31, 2019, included the addition of $784 million of operating leases. Upon adoption of ASU 2016-02 effective January 1, 2019, EOG recognized operating lease ROU of $566 million.

At December 31, 2020, the future minimum lease payments under non-cancellable leases were as follows (in millions):

	Operating Leases	Finance Leases
2021	$323	$36
2022	210	32
2023	134	28
2024	96	29
2025	70	27
2026 and Beyond	206	87
Total Lease Payments	1,039	239
Less: Discount to Present Value	103	27
Total Lease Liabilities	936	212
Less: Current Portion of Lease Liabilities	295	31
Long-Term Lease Liabilities	$641	$181

At December 31, 2020, EOG had additional leases of $100 million, which are expected to commence in 2021 with lease terms of two to nine years.

Prior to the adoption of ASU 2016-02 and other related ASUs, the future minimum commitments under non-cancellable leases, including non-lease components and excluding contracts with lease terms of less than 12 months as December 31, 2018, were as follows (in millions):

	Operating Leases	Finance Leases
2019	$380	$15
2020	213	15
2021	86	15
2022	39	12
2023	30	8
2024 and Beyond	62	14
Total Lease Payments	$810	$79

EOG RESOURCES, INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data, Unless Otherwise Indicated)
(Unaudited)

Oil and Gas Producing Activities

The following disclosures are made in accordance with Financial Accounting Standards Board Accounting Standards Update No. 2010-03 "Oil and Gas Reserve Estimation and Disclosures" and the United States Securities and Exchange Commission's (SEC) final rule on "Modernization of Oil and Gas Reporting."

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion or recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs were recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe.  Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded.  EOG has formulated development plans for all drilling locations associated with its PUDs at December 31, 2020.  Under these plans, each PUD location will be drilled within five years from the date it was recorded.  Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

The process of analyzing static and dynamic data, well completion optimization data and the results of early development activities provides the appropriate level of certainty as well as support for the economic producibility of the plays in which PUDs are reflected.  EOG has found this approach to be effective based on successful application in analogous reservoirs in low permeability resource plays.

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

Estimates of proved reserves at December 31, 2020, 2019 and 2018 were based on studies performed by the engineering staff of EOG.  The Engineering and Acquisitions Department is directly responsible for EOG's reserve evaluation process and consists of 17 professionals, all of whom hold, at a minimum, bachelor's degrees in engineering, and four of whom are Registered Professional Engineers.  The Vice President, Engineering and Acquisitions is the manager of this department and is the primary technical person responsible for this process.  The Vice President, Engineering and Acquisitions holds a Bachelor of Science degree in Petroleum Engineering, has 34 years of experience in reserve evaluations and is a Registered Professional Engineer.

EOG's reserves estimation process is a collaborative effort coordinated by the Engineering and Acquisitions Department in compliance with EOG's internal controls for such process.  Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including crude oil, NGL and natural gas prices, production costs, transportation costs, future capital expenditures and EOG's net ownership percentages, are obtained from other departments within EOG.  EOG's Internal Audit Department conducts testing with respect to such non-technical inputs.  Additionally, EOG engages DeGolyer and MacNaughton (D&M), independent petroleum consultants, to perform independent reserves evaluation of select EOG properties comprising not less than 75% of EOG's estimates of proved reserves.  EOG's Board of Directors requires that D&M's and EOG's reserve quantities for the properties evaluated by D&M vary by no more than 5% in the aggregate.  Once completed, EOG's year-end reserves are presented to senior management, including the Chairman of the Board and Chief Executive Officer; the Chief Operating Officer; the President; the Executive Vice President, Exploration and Production; and the Executive Vice President and Chief Financial Officer, for approval.

Opinions by D&M for the years ended December 31, 2020, 2019 and 2018 covered producing areas containing 83%, 82% and 79%, respectively, of proved reserves of EOG on a net-equivalent-barrel-of-oil basis.  D&M's opinions indicate that the estimates of proved reserves prepared by EOG's Engineering and Acquisitions Department for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M.  Specifically, such estimates by D&M in the aggregate varied by not more than 5% from those prepared by the Engineering and Acquisitions Department of EOG.  All reports by D&M were developed utilizing geological and engineering data provided by EOG.  The report of D&M dated January 26, 2021, which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M's technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

No major discovery or other favorable or adverse event subsequent to December 31, 2020, is believed to have caused a material change in the estimates of net proved reserves as of that date.

The following tables set forth EOG's net proved reserves at December 31 for each of the four years in the period ended December 31, 2020, and the changes in the net proved reserves for each of the three years in the period ended December 31, 2020, as estimated by the Engineering and Acquisitions Department of EOG:

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET PROVED RESERVE SUMMARY

	United States	Trinidad	Other International (1)	Total
NET PROVED RESERVES

Crude Oil (MBbl) (2)
Net proved reserves at December 31, 2017	1,304,071	898	8,004	1,312,973
Revisions of previous estimates	(13,237)	(183)	44	(13,376)
Purchases in place	2,743	—	—	2,743
Extensions, discoveries and other additions	383,003	—	15	383,018
Sales in place	(768)	—	(6,310)	(7,078)
Production	(144,128)	(298)	(1,542)	(145,968)
Net proved reserves at December 31, 2018	1,531,684	417	211	1,532,312
Revisions of previous estimates	(42,959)	85	(8)	(42,882)
Purchases in place	2,859	—	—	2,859
Extensions, discoveries and other additions	369,968	—	28	369,996
Sales in place	(1,282)	—	—	(1,282)
Production	(166,310)	(236)	(40)	(166,586)
Net proved reserves at December 31, 2019	1,693,960	266	191	1,694,417
Revisions of previous estimates	(225,375)	(19)	(18)	(225,412)
Purchases in place	2,176	—	—	2,176
Extensions, discoveries and other additions	194,724	863	—	195,587
Sales in place	(3,183)	—	—	(3,183)
Production	(149,402)	(355)	(30)	(149,787)
Net proved reserves at December 31, 2020	1,512,900	755	143	1,513,798

Natural Gas Liquids (MBbl) (2)
Net proved reserves at December 31, 2017	503,473	—	—	503,473
Revisions of previous estimates	23,942	—	—	23,942
Purchases in place	2,006	—	—	2,006
Extensions, discoveries and other additions	127,409	—	—	127,409
Sales in place	(41)	—	—	(41)
Production	(42,460)	—	—	(42,460)
Net proved reserves at December 31, 2018	614,329	—	—	614,329
Revisions of previous estimates	5,380	—	—	5,380
Purchases in place	1,948	—	—	1,948
Extensions, discoveries and other additions	167,782	—	—	167,782
Sales in place	(855)	—	—	(855)
Production	(48,892)	—	—	(48,892)
Net proved reserves at December 31, 2019	739,692	—	—	739,692
Revisions of previous estimates	(59,790)	—	—	(59,790)
Purchases in place	3,831	—	—	3,831
Extensions, discoveries and other additions	180,205	—	—	180,205
Sales in place	(1,399)	—	—	(1,399)
Production	(49,796)	—	—	(49,796)
Net proved reserves at December 31, 2020	812,743	—	—	812,743

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
Natural Gas (Bcf) (3)
Net proved reserves at December 31, 2017	3,898.5	313.4	51.2	4,263.1
Revisions of previous estimates	(127.2)	20.7	15.0	(91.5)
Purchases in place	41.3	—	—	41.3
Extensions, discoveries and other additions	951.4	—	4.6	956.0
Sales in place	(22.2)	—	—	(22.2)
Production	(351.2)	(97.1)	(11.2)	(459.5)
Net proved reserves at December 31, 2018	4,390.6	237.0	59.6	4,687.2
Revisions of previous estimates	(184.4)	47.0	2.6	(134.8)
Purchases in place	71.7	—	—	71.7
Extensions, discoveries and other additions	1,175.9	87.5	9.7	1,273.1
Sales in place	(14.5)	—	—	(14.5)
Production	(404.5)	(95.4)	(13.1)	(513.0)
Net proved reserves at December 31, 2019	5,034.8	276.1	58.8	5,369.7
Revisions of previous estimates	(497.7)	4.8	1.6	(491.3)
Purchases in place	26.3	—	—	26.3
Extensions, discoveries and other additions	1,077.9	53.9	—	1,131.8
Sales in place	(157.3)	—	—	(157.3)
Production	(441.4)	(65.9)	(11.6)	(518.9)
Net proved reserves at December 31, 2020	5,042.6	268.9	48.8	5,360.3

Oil Equivalents (MBoe) (2)
Net proved reserves at December 31, 2017	2,457,302	53,142	16,526	2,526,970
Revisions of previous estimates	(10,500)	3,272	2,544	(4,684)
Purchases in place	11,640	—	—	11,640
Extensions, discoveries and other additions	668,972	—	778	669,750
Sales in place	(4,509)	—	(6,310)	(10,819)
Production	(245,127)	(16,478)	(3,406)	(265,011)
Net proved reserves at December 31, 2018	2,877,778	39,936	10,132	2,927,846
Revisions of previous estimates	(68,317)	7,915	431	(59,971)
Purchases in place	16,761	—	—	16,761
Extensions, discoveries and other additions	733,730	14,577	1,661	749,968
Sales in place	(4,555)	—	—	(4,555)
Production	(282,619)	(16,130)	(2,232)	(300,981)
Net proved reserves at December 31, 2019	3,272,778	46,298	9,992	3,329,068
Revisions of previous estimates	(368,127)	773	259	(367,095)
Purchases in place	10,398	—	—	10,398
Extensions, discoveries and other additions	554,585	9,840	—	564,425
Sales in place	(30,802)	—	—	(30,802)
Production	(272,757)	(11,347)	(1,969)	(286,073)
Net proved reserves at December 31, 2020	3,166,075	45,564	8,282	3,219,921

(1)Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.
(2)Thousand barrels or thousand barrels of oil equivalent, as applicable; oil equivalents include crude oil and condensate, NGLs and natural gas. Oil equivalents are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas.
(3)Billion cubic feet.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2020, EOG added 564 million barrels of oil equivalent (MMBoe) of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin.  Approximately 67% of the 2020 reserve additions were crude oil and condensate and NGLs, and substantially all were in the United States.  Sales in place of 31 MMBoe were primarily related to the sale of the Marcellus Shale assets and the sale or exchange of other producing assets. Revisions of previous estimates of negative 367 MMBoe for 2020 included a downward revision of 278 MMBoe primarily due to decreases in the average crude oil, NGLs and natural gas prices used in the December 31, 2020, reserves estimation as compared to the prices used in the prior year estimate. The primary areas affected were the Eagle Ford and the Rocky Mountain area. Purchases in place of 10 MMBoe were primarily related to the Permian Basin and the purchase or exchange of other producing assets.

During 2019, EOG added 750 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin, the Eagle Ford and the Rocky Mountain area.  Approximately 72% of the 2019 reserve additions were crude oil and condensate and NGLs, and substantially all were in the United States.  Sales in place of 5 MMBoe were primarily related to the sale of certain South Texas area operations and the sale or exchange of other producing assets. Revisions of previous estimates of negative 60 MMBoe for 2019 included a decrease in the average crude oil, NGLs and natural gas prices used in the December 31, 2019, reserves estimation as compared to the prices used in the prior year estimate. The primary area affected was the Rocky Mountain area. Purchases in place of 17 MMBoe were primarily related to the South Texas area.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
NET PROVED DEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2017	605,405	898	7,933	614,236
December 31, 2018	712,218	417	150	712,785
December 31, 2019	801,189	266	143	801,598
December 31, 2020	791,744	755	93	792,592
Natural Gas Liquids (MBbl)
December 31, 2017	286,872	—	—	286,872
December 31, 2018	341,386	—	—	341,386
December 31, 2019	387,253	—	—	387,253
December 31, 2020	391,708	—	—	391,708
Natural Gas (Bcf)
December 31, 2017	2,450.8	299.2	29.3	2,779.3
December 31, 2018	2,699.0	223.9	40.9	2,963.8
December 31, 2019	2,974.6	177.7	41.8	3,194.1
December 31, 2020	2,586.1	171.1	31.6	2,788.8
Oil Equivalents (MBoe)
December 31, 2017	1,300,758	50,779	12,798	1,364,335
December 31, 2018	1,503,441	37,746	6,950	1,548,137
December 31, 2019	1,684,209	29,886	7,117	1,721,212
December 31, 2020	1,614,462	29,268	5,368	1,649,098
NET PROVED UNDEVELOPED RESERVES
Crude Oil (MBbl)
December 31, 2017	698,666	—	71	698,737
December 31, 2018	819,466	—	61	819,527
December 31, 2019	892,771	—	48	892,819
December 31, 2020	721,156	—	50	721,206
Natural Gas Liquids (MBbl)
December 31, 2017	216,601	—	—	216,601
December 31, 2018	272,943	—	—	272,943
December 31, 2019	352,439	—	—	352,439
December 31, 2020	421,035	—	—	421,035
Natural Gas (Bcf)
December 31, 2017	1,447.7	14.2	21.9	1,483.8
December 31, 2018	1,691.6	13.1	18.7	1,723.4
December 31, 2019	2,060.2	98.4	17.0	2,175.6
December 31, 2020	2,456.5	97.8	17.2	2,571.5
Oil Equivalents (MBoe)
December 31, 2017	1,156,544	2,363	3,728	1,162,635
December 31, 2018	1,374,337	2,190	3,182	1,379,709
December 31, 2019	1,588,569	16,412	2,875	1,607,856
December 31, 2020	1,551,613	16,296	2,914	1,570,823

(1)Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Proved Undeveloped Reserves. The following table presents the changes in EOG's total PUDs during 2020, 2019 and 2018 (in MBoe):

	2020	2019	2018

Balance at January 1	1,607,856	1,379,709	1,162,635
Extensions and Discoveries	456,073	578,317	490,725
Revisions	(277,325)	(49,837)	(8,244)
Acquisition of Reserves	47	1,711	311
Sale of Reserves	(3,670)	—	—
Conversion to Proved Developed Reserves	(212,158)	(302,044)	(265,718)
Balance at December 31	1,570,823	1,607,856	1,379,709

For the twelve-month period ended December 31, 2020, total PUDs decreased by 37 MMBoe to 1,571 MMBoe.  EOG added approximately 7 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs (see discussion of technology employed on pages F-43 and F-44 of this Annual Report on Form 10-K), EOG added 449 MMBoe of PUDs.  The PUD additions were primarily in the Permian Basin and 67% of the additions were crude oil and condensate and NGLs.  During 2020, EOG drilled and transferred 212 MMBoe of PUDs to proved developed reserves at a total capital cost of $1,674 million. Revisions of previous estimates of negative 277 MMBoe of PUDs for 2020 included a downward price revision of 77 MMBoe due to decreases in the average crude oil, NGLs and natural gas prices used in the December 31, 2020, reserves estimation as compared to the prices used in the prior year estimate.  Revisions other than price of negative 200 MMBoe were primarily related to the removal of PUD locations due to lower projected capital spending over the next five years as compared to the prior year projections. The primary areas affected were the Eagle Ford and the Rocky Mountain area. All PUDs, including drilled but uncompleted wells (DUCs), are scheduled for completion within five years of the original reserve booking.

For the twelve-month period ended December 31, 2019, total PUDs increased by 228 MMBoe to 1,608 MMBoe.  EOG added approximately 38 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 540 MMBoe.  The PUD additions were primarily in the Permian Basin, the Eagle Ford and, to a lesser extent, the Rocky Mountain area, and 73% of the additions were crude oil and condensate and NGLs.  During 2019, EOG drilled and transferred 302 MMBoe of PUDs to proved developed reserves at a total capital cost of $3,032 million.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized Costs Relating to Oil and Gas Producing Activities.  The following table sets forth the capitalized costs relating to EOG's crude oil, NGLs and natural gas producing activities at December 31, 2020 and 2019:

	2020	2019

Proved properties	$61,724,487	$59,229,686
Unproved properties	3,068,311	3,600,729
Total	64,792,798	62,830,415
Accumulated depreciation, depletion and amortization	(38,750,852)	(35,033,085)
Net capitalized costs	$26,041,946	$27,797,330

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth costs incurred related to EOG's oil and gas activities for the years ended December 31, 2020, 2019 and 2018:

	United States	Trinidad	Other International (1)	Total
2020
Acquisition Costs of Properties
Unproved (2)	$264,778	$—	$—	$264,778
Proved (3)	97,073	—	38,089	135,162
Subtotal	361,851	—	38,089	399,940
Exploration Costs	203,403	81,216	11,409	296,028
Development Costs (4)	2,998,155	4,036	20,072	3,022,263
Total	$3,563,409	$85,252	$69,570	$3,718,231
2019
Acquisition Costs of Properties
Unproved (5)	$276,092	$—	$—	$276,092
Proved (6)	379,938	—	—	379,938
Subtotal	656,030	—	—	656,030
Exploration Costs	213,505	46,616	13,218	273,339
Development Costs (7)	5,661,753	25,007	12,096	5,698,856
Total	$6,531,288	$71,623	$25,314	$6,628,225
2018
Acquisition Costs of Properties
Unproved (8)	$486,081	$1,258	$—	$487,339
Proved (9)	123,684	—	—	123,684
Subtotal	609,765	1,258	—	611,023
Exploration Costs	157,222	22,511	13,895	193,628
Development Costs (10)	5,605,264	(12,863)	22,628	5,615,029
Total	$6,372,251	$10,906	$36,523	$6,419,680

(1)Other International primarily consists of EOG's United Kingdom, China and Canada operations. EOG began an exploration program in Oman in the third quarter of 2020. The United Kingdom operations were sold in the fourth quarter of 2018.
(2)Includes non-cash unproved leasehold acquisition costs of $197 million related to property exchanges.
(3)Includes non-cash proved property acquisition costs of $15 million related to property exchanges.
(4)Includes Asset Retirement Costs of $97 million and $20 million for the United States and Other International, respectively. Excludes other property, plant and equipment.
(5)Includes non-cash unproved leasehold acquisition costs of $98 million related to property exchanges.
(6)Includes non-cash proved property acquisition costs of $52 million related to property exchanges.
(7)Includes Asset Retirement Costs of $181 million, $1 million and $4 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.
(8)Includes non-cash unproved leasehold acquisition costs of $291 million related to property exchanges.
(9)Includes non-cash proved property acquisition costs of $71 million related to property exchanges.
(10)Includes Asset Retirement Costs of $90 million, $(12) million and $(8) million for the United States, Trinidad and Other International, respectively.  Excludes other property, plant and equipment.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Operations for Oil and Gas Producing Activities (1). The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2020, 2019 and 2018:

	United States	Trinidad	Other International (2)	Total
2020
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$7,055,098	$179,690	$55,468	$7,290,256
Other	60,989	(35)	—	60,954
Total	7,116,087	179,655	55,468	7,351,210
Exploration Costs	136,266	1,909	7,613	145,788
Dry Hole Costs	13,055	—	28	13,083
Transportation Costs	734,071	747	171	734,989
Gathering and Processing Costs	459,211	—	—	459,211
Production Costs	1,479,976	26,964	10,407	1,517,347
Impairments	2,018,283	815	80,682	2,099,780
Depreciation, Depletion and Amortization	3,192,000	60,328	15,747	3,268,075
Income (Loss) Before Income Taxes	(916,775)	88,892	(59,180)	(887,063)
Income Tax Provision	(220,437)	23,526	3,428	(193,483)
Results of Operations	$(696,338)	$65,366	$(62,608)	$(693,580)
2019
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$11,250,853	$269,957	$60,635	$11,581,445
Other	134,325	18	15	134,358
Total	11,385,178	269,975	60,650	11,715,803
Exploration Costs	130,302	4,290	5,289	139,881
Dry Hole Costs	11,133	13,033	3,835	28,001
Transportation Costs	753,558	4,014	728	758,300
Gathering and Processing Costs	479,102	—	—	479,102
Production Costs	2,063,078	30,539	40,369	2,133,986
Impairments	510,948	5,713	1,235	517,896
Depreciation, Depletion and Amortization	3,560,609	79,156	17,832	3,657,597
Income (Loss) Before Income Taxes	3,876,448	133,230	(8,638)	4,001,040
Income Tax Provision	884,450	54,980	3,152	942,582
Results of Operations	$2,991,998	$78,250	$(11,790)	$3,058,458
2018
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$11,488,620	$302,112	$155,755	$11,946,487
Other	89,708	(49)	(24)	89,635
Total	11,578,328	302,063	155,731	12,036,122
Exploration Costs	121,572	21,402	6,025	148,999
Dry Hole Costs	4,983	—	422	5,405
Transportation Costs	742,792	3,236	848	746,876
Gathering and Processing Costs (3)	404,471	—	32,502	436,973
Production Costs	1,924,504	33,506	70,073	2,028,083
Impairments	344,595	—	2,426	347,021
Depreciation, Depletion and Amortization	3,181,801	91,788	46,687	3,320,276
Income (Loss) Before Income Taxes	4,853,610	152,131	(3,252)	5,002,489
Income Tax Provision	1,086,077	12,170	1,898	1,100,145
Results of Operations	$3,767,533	$139,961	$(5,150)	$3,902,344

(1)Excludes gains or losses on the mark-to-market of financial commodity derivative contracts, gains or losses on sales of reserves and related assets, interest charges and general corporate expenses for each of the three years in the period ended December 31, 2020.
(2)Other International primarily consists of EOG's United Kingdom, China and Canada operations. EOG began an exploration program in Oman in the third quarter of 2020. The United Kingdom operations were sold in the fourth quarter of 2018.
(3)Effective January 1, 2018, EOG adopted the provisions of Accounting Standards Update (ASU) 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09). In connection with the adoption of ASU 2014-09, EOG presents natural gas processing fees relating to certain processing and marketing agreements within its United States segment as Gathering and Processing Costs instead of as a deduction to Natural Gas Revenues. There was no impact to operating income or net income resulting from changes to the presentation of natural gas processing fees (see Note 1 to Consolidated Financial Statements).

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth production costs per barrel of oil equivalent, excluding severance/production and ad valorem taxes, for the years ended December 31, 2020, 2019 and 2018:

	United States	Trinidad	Other International (1)	Composite

Year Ended December 31, 2020	$3.75	$2.33	$6.78	$3.72
Year Ended December 31, 2019	$4.59	$1.85	$18.26	$4.54
Year Ended December 31, 2018	$4.84	$1.67	$20.19	$4.84

(1)    Other International primarily consists of EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information has been developed utilizing procedures prescribed by the Extractive Industries - Oil and Gas Topic of the ASC and based on crude oil, NGL and natural gas reserves and production volumes estimated by the Engineering and Acquisitions Department of EOG.  The estimates were based on a 12-month average for commodity prices for the years 2020, 2019 and 2018.  The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating EOG or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of EOG.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the standardized measure of discounted future net cash flows from projected production of EOG's oil and gas reserves for the years ended December 31, 2020, 2019 and 2018:

	United States	Trinidad	Other International (1)	Total
2020
Future cash inflows (2)	$73,726,893	$900,815	$281,658	$74,909,366
Future production costs	(34,618,860)	(153,275)	(53,933)	(34,826,068)
Future development costs	(15,159,373)	(226,430)	(18,400)	(15,404,203)
Future income taxes	(4,336,578)	(81,368)	(24,311)	(4,442,257)
Future net cash flows	19,612,082	439,742	185,014	20,236,838
Discount to present value at 10% annual rate	(8,410,282)	(100,350)	(36,194)	(8,546,826)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$11,201,800	$339,392	$148,820	$11,690,012
2019
Future cash inflows (3)	$120,359,769	$813,102	$305,491	$121,478,362
Future production costs	(42,387,801)	(166,705)	(87,381)	(42,641,887)
Future development costs	(20,355,746)	(212,303)	(18,400)	(20,586,449)
Future income taxes	(11,459,567)	(73,508)	(32,423)	(11,565,498)
Future net cash flows	46,156,655	360,586	167,287	46,684,528
Discount to present value at 10% annual rate	(21,042,593)	(86,009)	(35,161)	(21,163,763)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$25,114,062	$274,577	$132,126	$25,520,765
2018
Future cash inflows (4)	$133,066,375	$749,695	$303,620	$134,119,690
Future production costs	(42,351,174)	(204,444)	(99,024)	(42,654,642)
Future development costs	(16,577,794)	(78,199)	(11,900)	(16,667,893)
Future income taxes	(14,756,011)	(174,382)	(31,748)	(14,962,141)
Future net cash flows	59,381,396	292,670	160,948	59,835,014
Discount to present value at 10% annual rate	(27,348,744)	(26,832)	(33,483)	(27,409,059)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$32,032,652	$265,838	$127,465	$32,425,955

(1)Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.
(2)Estimated crude oil prices used to calculate 2020 future cash inflows for the United States, Trinidad and Other International were $37.19, $26.75, and $41.87, respectively. Estimated NGL price used to calculate 2020 future cash inflows for the United States was $12.47. Estimated natural gas prices used to calculate 2020 future cash inflows for the United States, Trinidad and Other International were $1.45, $3.28, and $5.65, respectively.
(3)Estimated crude oil prices used to calculate 2019 future cash inflows for the United States, Trinidad and Other International were $57.51, $46.77 and $57.22, respectively. Estimated NGL price used to calculate 2019 future cash inflows for the United States was $16.91. Estimated natural gas prices used to calculate 2019 future cash inflows for the United States, Trinidad and Other International were $2.07, $2.90 and $5.01, respectively.
(4)Estimated crude oil prices used to calculate 2018 future cash inflows for the United States, Trinidad and Other International were $68.54, $55.66 and $61.66, respectively. Estimated NGL price used to calculate 2018 future cash inflows for the United States was $27.83. Estimated natural gas prices used to calculate 2018 future cash inflows for the United States, Trinidad and Other International were $2.50, $3.06 and $4.88, respectively.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, for each of the three years in the period ended December 31, 2020:

	United States	Trinidad	Other International (1)	Total

December 31, 2017	$17,756,935	$332,427	$238,298	$18,327,660
Sales and transfers of oil and gas produced, net of production costs	(8,416,853)	(265,370)	(52,399)	(8,734,622)
Net changes in prices and production costs	12,750,466	84,353	21,610	12,856,429
Extensions, discoveries, additions and improved recovery, net of related costs	8,418,666	—	12,287	8,430,953
Development costs incurred	2,732,560	—	12,600	2,745,160
Revisions of estimated development cost	(410,741)	4,030	(3,814)	(410,525)
Revisions of previous quantity estimates	(173,084)	39,608	31,750	(101,726)
Accretion of discount	1,967,592	50,191	24,839	2,042,622
Net change in income taxes	(4,965,373)	3,844	(11,529)	(4,973,058)
Purchases of reserves in place	116,887	—	—	116,887
Sales of reserves in place	(35,874)	—	(82,058)	(117,932)
Changes in timing and other	2,291,471	16,755	(64,119)	2,244,107
December 31, 2018	32,032,652	265,838	127,465	32,425,955
Sales and transfers of oil and gas produced, net of production costs	(7,955,115)	(235,404)	(19,919)	(8,210,438)
Net changes in prices and production costs	(10,973,981)	65,962	27,572	(10,880,447)
Extensions, discoveries, additions and improved recovery, net of related costs	5,608,038	85,233	16,287	5,709,558
Development costs incurred	3,003,510	22,820	5,820	3,032,150
Revisions of estimated development cost	(597,869)	(129,047)	(11,108)	(738,024)
Revisions of previous quantity estimates	(812,781)	116,062	1,198	(695,521)
Accretion of discount	3,891,701	43,148	14,909	3,949,758
Net change in income taxes	1,454,050	93,975	682	1,548,707
Purchases of reserves in place	98,539	—	—	98,539
Sales of reserves in place	(50,651)	—	—	(50,651)
Changes in timing and other	(584,031)	(54,010)	(30,780)	(668,821)
December 31, 2019	25,114,062	274,577	132,126	25,520,765
Sales and transfers of oil and gas produced, net of production costs	(4,381,840)	(151,979)	(45,355)	(4,579,174)
Net changes in prices and production costs	(18,624,768)	131,859	46,916	(18,445,993)
Extensions, discoveries, additions and improved recovery, net of related costs	1,436,988	64,385	—	1,501,373
Development costs incurred	1,674,800	—	—	1,674,800
Revisions of estimated development cost	4,148,768	(11,161)	—	4,137,607
Revisions of previous quantity estimates	(3,307,180)	11,632	(1,764)	(3,297,312)
Accretion of discount	3,054,437	34,624	15,307	3,104,368
Net change in income taxes	3,497,362	(12,185)	3,022	3,488,199
Purchases of reserves in place	49,232	—	—	49,232
Sales of reserves in place	(156,293)	—	—	(156,293)
Changes in timing and other	(1,303,768)	(2,360)	(1,432)	(1,307,560)
December 31, 2020	$11,201,800	$339,392	$148,820	$11,690,012

(1)    Other International includes EOG's United Kingdom, China and Canada operations. The United Kingdom operations were sold in the fourth quarter of 2018.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
Unaudited Quarterly Financial Information
(In Thousands, Except Per Share Data)

Quarter Ended	Mar 31	Jun 30	Sep 30	Dec 31
2020
Operating Revenues and Other	$4,717,692	$1,103,374	$2,245,484	$2,965,498
Operating Income (Loss)	$57,585	$(1,086,549)	$(2,714)	$487,662
Income (Loss) Before Income Taxes	$31,003	$(1,145,262)	$(52,555)	$427,760
Income Tax Provision (Benefit)	21,190	(235,878)	(10,088)	90,294
Net Income (Loss)	$9,813	$(909,384)	$(42,467)	$337,466
Net Income (Loss) Per Share (1)
Basic	$0.02	$(1.57)	$(0.07)	$0.58
Diluted	$0.02	$(1.57)	$(0.07)	$0.58
Average Number of Common Shares
Basic	578,462	578,719	579,055	579,624
Diluted	580,283	578,719	579,055	580,885
2019
Operating Revenues and Other	$4,058,642	$4,697,630	$4,303,455	$4,320,246
Operating Income	$876,530	$1,130,771	$827,959	$863,751
Income Before Income Taxes	$827,236	$1,089,366	$797,457	$831,208
Income Tax Provision	191,810	241,525	182,335	194,687
Net Income	$635,426	$847,841	$615,122	$636,521
Net Income Per Share (1)
Basic	$1.10	$1.47	$1.06	$1.10
Diluted	$1.10	$1.46	$1.06	$1.10
Average Number of Common Shares
Basic	577,207	577,460	577,839	578,219
Diluted	580,222	580,247	581,271	580,849

(1)The sum of quarterly net income (loss) per share may not agree with total year net income (loss) per share as each quarterly computation is based on the weighted average of common shares outstanding.

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
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to EOG's Annual Report on Form 10-K for the year ended December 31, 2019) (SEC File No. 001-09743).

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

4.6(b)	-	Form of Global Note with respect to the 4.100% Senior Notes due 2021 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed November 24, 2010) (SEC File No. 001-09743).

4.7(a)	-	Officers' Certificate Establishing 2.625% Senior Notes due 2023 of EOG, dated September 10, 2012 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed September 11, 2012) (SEC File No. 001-09743).

4.7(b)	-	Form of Global Note with respect to the 2.625% Senior Notes due 2023 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed September 11, 2012) (SEC File No. 001-09743).

4.8(a)	-
Officers' Certificate Establishing 3.15% Senior Notes due 2025 and 3.90% Senior Notes due 2035 of EOG, dated March 17, 2015 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.8(b)	-	Form of Global Note with respect to the 3.15% Senior Notes due 2025 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.8(c)	-	Form of Global Note with respect to the 3.90% Senior Notes due 2035 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.9(a)	-
Officers' Certificate Establishing 4.15% Senior Notes due 2026 and 5.10% Senior Notes due 2036 of EOG, dated January 14, 2016 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.9(b)	-	Form of Global Note with respect to the 4.15% Senior Notes due 2026 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.9(c)	-	Form of Global Note with respect to the 5.10% Senior Notes due 2036 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.10(a)	-
Officers' Certificate Establishing 4.375% Senior Notes due 2030 and 4.950% Senior Notes due 2050 of EOG, dated April 14, 2020 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed April 14, 2020) (SEC File No. 001-09743).

4.10(b)	-	Form of Global Note with respect to the 4.375% Senior Notes due 2030 of EOG (included in Exhibit 4.10(a)).

4.10(c)	-	Form of Global Note with respect to the 4.950% Senior Notes due 2050 of EOG (included in Exhibit 4.10(a)).

10.1(a)+	-
Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan, effective as of May 2, 2013 (Exhibit 4.4 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.1(b)+	-
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to September 25, 2017) (Exhibit 4.5 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.1(c)+	-
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 25, 2017 and prior to September 27, 2018) (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

Exhibit Number		Description

10.1(d)+	-
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 27, 2018 and prior to September 28, 2020) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018) (SEC File No. 001-09743).

10.1(e)+	-
Form of Restricted Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 28, 2020 and subsequent grants) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020) (SEC File No. 001-09743).

10.1(f)+	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to September 25, 2017) (Exhibit 4.6 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.1(g)+	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 25, 2017 and prior to September 27, 2018) (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

10.1(h)+
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 27, 2018 and prior to September 28, 2020) (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018) (SEC File No. 001-09743).

10.1(i)+	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 28, 2020 and subsequent grants) (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020) (SEC File No. 001-09743).

10.1(j)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to September 25, 2017) (Exhibit 4.7 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.1(k)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 25, 2017 and prior to September 28, 2020) (Exhibit 10.4 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

10.1(l)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 28, 2020 and subsequent grants) (Exhibit 10.3 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020) (SEC File No. 001-09743).

10.1(m)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to September 22, 2014) (Exhibit 4.8 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.1(n)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 22, 2014 and prior to September 27, 2016) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (SEC File No. 001-09743).

10.1(o)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 27, 2016 and prior to September 25, 2017) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) (SEC File No. 001-09743).

10.1(p)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable only to grants made effective December 13, 2016) (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed December 19, 2016) (SEC File No. 001-09743).

10.1(q)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 25, 2017 and prior to September 27, 2018) (Exhibit 10.3 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

Exhibit Number		Description

10.1(r)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 27, 2018 and prior to September 26, 2019) (Exhibit 10.3 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018) (SEC File No. 001-09743).

10.1(s)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 26, 2019 and prior to September 28, 2020) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (SEC File No. 001-09743).

10.1(t)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective September 28, 2020 and subsequent grants) (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020) (SEC File No. 001-09743).

*10.1(u)+	-	Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grant made to Ezra Y. Yacob effective January 4, 2021).

10.1(v)+	-
Form of Performance Stock Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (Exhibit 4.9 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.1(w)	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made prior to May 6, 2019) (Exhibit 4.10 to EOG's Registration Statement on Form S-8, SEC File No. 333-188352, filed May 3, 2013).

10.1(x)	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made effective May 6, 2019 and subsequent grants) (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019) (SEC File No. 001-09743).

10.1(y)	-
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

10.2(c)+	-
First Amendment to the EOG Resources, Inc. 409A Deferred Compensation Plan, effective as of January 1, 2013 (Exhibit 10.8 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

10.2(d)+	-
Amendment 2 to the EOG Resources, Inc. 409A Deferred Compensation Plan, effective as of January 1, 2018 (Exhibit 10.3(d) to EOG's Annual Report on Form 10-K for the year ended December 31, 2018) (SEC File No. 001-09743).

*10.2(e)+	-	Third Amendment to the EOG Resources, Inc. 409A Deferred Compensation Plan, effective as of December 17, 2020.

10.2(f)+	-	Amended and Restated 1996 Deferral Plan (Exhibit 4.4 to EOG's Registration Statement on Form S-8, SEC File No. 333-84014, filed March 8, 2002).

10.2(g)+	-
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

Exhibit Number		Description

10.3(b)+	-
First Amendment to Change of Control Agreement between EOG and William R. Thomas, effective as of September 13, 2011 (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed September 13, 2011) (SEC File No. 001-09743).

10.3(c)+	-
Second Amendment to Change of Control Agreement between EOG and William R. Thomas, effective as of September 4, 2013 (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (SEC File No. 001-09743).

10.4(a)+	-
Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of June 15, 2005 (Exhibit 99.11 to EOG's Current Report on Form 8-K, filed June 21, 2005) (SEC File No. 001-09743).

10.4(b)+	-
First Amendment to Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of April 30, 2009 (Exhibit 10.5 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009) (SEC File No. 001-09743).

10.4(c)+	-
Second Amendment to Amended and Restated Change of Control Agreement between EOG and Timothy K. Driggers, effective as of September 13, 2011 (Exhibit 10.4 to EOG's Current Report on Form 8-K, filed September 13, 2011) (SEC File No. 001-09743).

10.5(a)+	-
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

10.7+	-
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

10.9(a)+	-
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

10.10(a)+	-	EOG Resources, Inc. Annual Bonus Plan (effective January 1, 2019) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) (SEC File No. 001-09743).

10.10(b)+	-
EOG Resources, Inc. Amended and Restated Executive Officer Annual Bonus Plan (terminated effective January 1, 2019) (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010) (SEC File No. 001-09743).

10.11(a)+	-
EOG Resources, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective January 1, 2018)(Exhibit 4.4(a) to EOG's Registration Statement on Form S-8, SEC File No. 333-224466, filed April 26, 2018).

10.11(b)+	-	EOG Resources, Inc. Employee Stock Purchase Plan (as in effect prior to January 1, 2018) (Exhibit 4.4 to EOG's Registration Statement on Form S-8, SEC File No. 333-62256, filed June 4, 2001).

10.11(c)+	-
Amendment to EOG Resources, Inc. Employee Stock Purchase Plan, dated effective as of January 1, 2010 (as in effect prior to January 1, 2018) (Exhibit 4.3(b) to EOG's Registration Statement on Form S-8, SEC File No. 333-166518, filed May 4, 2010).

Exhibit Number		Description

10.12	-
Revolving Credit Agreement, dated as of June 27, 2019, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed July 2, 2019) (SEC File No. 001-09743).

*21	-	Subsidiaries of EOG, as of December 31, 2020.

*23.1	-	Consent of DeGolyer and MacNaughton.

*23.2	-	Consent of Deloitte & Touche LLP.

*24	-	Powers of Attorney.

*31.1	-	Section 302 Certification of Annual Report of Principal Executive Officer.

*31.2	-	Section 302 Certification of Annual Report of Principal Financial Officer.

*32.1	-	Section 906 Certification of Annual Report of Principal Executive Officer.

*32.2	-	Section 906 Certification of Annual Report of Principal Financial Officer.

*95	-	Mine Safety Disclosure Exhibit.

*99.1	-	Opinion of DeGolyer and MacNaughton, dated January 26, 2021.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* **101.SCH	-	Inline XBRL Schema Document.

* **101.CAL	-	Inline XBRL Calculation Linkbase Document.

* **101.DEF	-	Inline XBRL Definition Linkbase Document.

* **101.LAB	-	Inline XBRL Label Linkbase Document.

* **101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Exhibits filed herewith

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for Each of the Three Years in the Period Ended December 31, 2020, (ii) the Consolidated Balance Sheets - December 31, 2020 and 2019, (iii) the Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2020, (iv) the Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2020 and (v) the Notes to Consolidated Financial Statements.

+ Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	February 25, 2021	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with EOG Resources, Inc. indicated and on the 25th day of February, 2021.

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
(Michael T. Kerr)

	*	Director
(Julie J. Robertson)

	*	Director
(Donald F. Textor)

*By:	/s/ MICHAEL P. DONALDSON
(Michael P. Donaldson)
(Attorney-in-fact for persons indicated)