Form 10-Q
period 2021-03-31
EOG RESOURCES INC
filed 2021-05-06
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	583,605,122	(as of April 29, 2021)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Revenues and Other
Crude Oil and Condensate	$2,251	$2,065
Natural Gas Liquids	314	161
Natural Gas	625	210
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(367)	1,206
Gathering, Processing and Marketing	848	1,039
Gains (Losses) on Asset Dispositions, Net	(6)	16
Other, Net	29	21
Total	3,694	4,718
Operating Expenses
Lease and Well	270	330
Transportation Costs	202	208
Gathering and Processing Costs	139	128
Exploration Costs	33	40
Dry Hole Costs	11	—
Impairments	44	1,573
Marketing Costs	838	1,110
Depreciation, Depletion and Amortization	900	1,000
General and Administrative	110	114
Taxes Other Than Income	215	157
Total	2,762	4,660
Operating Income	932	58
Other Income (Expense), Net	(4)	18
Income Before Interest Expense and Income Taxes	928	76
Interest Expense, Net	47	45
Income Before Income Taxes	881	31
Income Tax Provision	204	21
Net Income	$677	$10
Net Income Per Share
Basic	$1.17	$0.02
Diluted	$1.16	$0.02
Average Number of Common Shares
Basic	580	578
Diluted	583	580
Comprehensive Income
Net Income	$677	$10
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(2)	2
Other, Net of Tax	—	—
Other Comprehensive Income (Loss)	(2)	2
Comprehensive Income	$675	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$3,388	$3,329
Accounts Receivable, Net	1,828	1,522
Inventories	562	629
Assets from Price Risk Management Activities	—	65
Income Taxes Receivable	—	23
Other	413	294
Total	6,191	5,862
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	65,645	64,793
Other Property, Plant and Equipment	4,590	4,479
Total Property, Plant and Equipment	70,235	69,272
Less: Accumulated Depreciation, Depletion and Amortization	(41,569)	(40,673)
Total Property, Plant and Equipment, Net	28,666	28,599
Deferred Income Taxes	4	2
Other Assets	1,310	1,342
Total Assets	$36,171	$35,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,945	$1,681
Accrued Taxes Payable	449	206
Dividends Payable	239	217
Liabilities from Price Risk Management Activities	188	—
Current Portion of Long-Term Debt	39	781
Current Portion of Operating Lease Liabilities	269	295
Other	183	280
Total	3,312	3,460

Long-Term Debt	5,094	5,035
Other Liabilities	2,178	2,149
Deferred Income Taxes	4,825	4,859
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 583,843,561 Shares Issued at March 31, 2021 and 583,694,850 Shares Issued at December 31, 2020	206	206
Additional Paid in Capital	5,979	5,945
Accumulated Other Comprehensive Loss	(14)	(12)
Retained Earnings	14,606	14,170
Common Stock Held in Treasury, 232,249 Shares at March 31, 2021 and 124,265 Shares at December 31, 2020	(15)	(7)
Total Stockholders' Equity	20,762	20,302
Total Liabilities and Stockholders' Equity	$36,171	$35,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2020	$206	$5,945	$(12)	$14,170	$(7)	$20,302
Net Income	—	—	—	677	—	677
Common Stock Dividends Declared, $0.4125 Per Share	—	—	—	(241)	—	(241)
Other Comprehensive Loss	—	—	(2)	—	—	(2)
Change in Treasury Stock - Stock Compensation Plans, Net	—	—	—	—	(9)	(9)
Restricted Stock and Restricted Stock Units, Net	—	(1)	—	—	1	—
Stock-Based Compensation Expenses	—	35	—	—	—	35
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at March 31, 2021	$206	$5,979	$(14)	$14,606	$(15)	$20,762

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2019	$206	$5,817	$(5)	$15,649	$(27)	$21,640
Net Income	—	—	—	10	—	10
Common Stock Dividends Declared, $0.375 Per Share	—	—	—	(219)	—	(219)
Other Comprehensive Income	—	—	2	—	—	2
Change in Treasury Stock - Stock Compensation Plans, Net	—	—	—	—	(4)	(4)
Restricted Stock and Restricted Stock Units, Net	—	(4)	—	—	4	—
Stock-Based Compensation Expenses	—	40	—	—	—	40
Treasury Stock Issued as Compensation	—	—	—	—	2	2
Balance at March 31, 2020	$206	$5,853	$(3)	$15,440	$(25)	$21,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$677	$10
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	900	1,000
Impairments	44	1,573
Stock-Based Compensation Expenses	35	40
Deferred Income Taxes	(36)	45
(Gains) Losses on Asset Dispositions, Net	6	(16)
Other, Net	7	(9)
Dry Hole Costs	11	—
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	367	(1,206)
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	(30)	84
Other, Net	1	—
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(308)	722
Inventories	64	103
Accounts Payable	172	434
Accrued Taxes Payable	243	(55)
Other Assets	(103)	58
Other Liabilities	(89)	(66)
Changes in Components of Working Capital Associated with Investing Activities	(91)	(132)
Net Cash Provided by Operating Activities	1,870	2,585
Investing Cash Flows
Additions to Oil and Gas Properties	(875)	(1,566)
Additions to Other Property, Plant and Equipment	(42)	(123)
Proceeds from Sales of Assets	5	26
Changes in Components of Working Capital Associated with Investing Activities	91	132
Net Cash Used in Investing Activities	(821)	(1,531)
Financing Cash Flows
Long-Term Debt Repayments	(750)	—
Dividends Paid	(219)	(167)
Treasury Stock Purchased	(10)	(5)
Repayment of Finance Lease Liabilities	(9)	(3)
Net Cash Used in Financing Activities	(988)	(175)
Effect of Exchange Rate Changes on Cash	(2)	—
Increase in Cash and Cash Equivalents	59	879
Cash and Cash Equivalents at Beginning of Period	3,329	2,028
Cash and Cash Equivalents at End of Period	$3,388	$2,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The condensed consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021 (EOG's 2020 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2021, EOG adopted the provisions of Accounting Standards Update (ASU) 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes" (ASU 2019-12). ASU 2019-12 amends certain aspects of accounting for income taxes, including the removal of specific exceptions within existing U.S. GAAP related to the incremental approach for intraperiod tax allocation and updates to the general methodology for calculating income taxes in interim periods, among other changes. ASU 2019-12 also requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, among other requirements. The effects of ASU 2019-12 applicable to EOG were all required on a prospective basis. There was no impact upon adoption of ASU 2019-12 to its consolidated financial statements or related disclosures.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2020 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Lease and Well	$14	$15
Gathering and Processing Costs	—	—
Exploration Costs	6	7
General and Administrative	15	18
Total	$35	$40

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provided for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and other stock-based awards.

At March 31, 2021, approximately 2 million common shares remained available for grant under the 2008 Plan.

EOG's stockholders approved the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan) at the 2021 Annual Meeting of Stockholders. Therefore, no further grants will be made from the 2008 Plan from and after the April 29, 2021 effective date of the 2021 Plan. The 2021 Plan provides for grants of stock options, SARs, restricted stock and restricted stock units and other stock-based awards, up to an aggregate maximum of 20 million shares of common stock, plus any shares that are subject to outstanding awards under the 2008 Plan as of April 29, 2021, that are subsequently canceled, forfeited, expire or are otherwise not issued or are settled in cash. Under the 2021 Plan, grants may be made to employees and non-employee members of EOG's Board of Directors (Board). EOG's policy is to issue shares related to 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $10 million and $14 million during the three months ended March 31, 2021 and 2020, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2021 and 2020 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Weighted Average Fair Value of Grants	$17.03	$19.67	$14.69	$20.80
Expected Volatility	47.18%	33.43%	54.99%	35.24%
Risk-Free Interest Rate	0.28%	1.43%	0.09%	1.56%
Dividend Yield	3.25%	1.60%	3.41%	1.56%
Expected Life	5.2 years	5.0 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2021 and 2020 (stock options and SARs in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Stock Options/SARs	Weighted Average Grant Price	Number of Stock Options/SARs	Weighted Average Grant Price
Outstanding at January 1	10,186	$84.08	9,395	$94.53
Granted	7	53.98	9	75.44
Exercised (1)	(26)	63.25	(23)	69.59
Forfeited	(103)	89.21	(47)	96.81
Outstanding at March 31 (2)	10,064	$84.06	9,334	$94.56
Vested or Expected to Vest (3)	9,749	$84.74	8,998	$94.55
Exercisable at March 31 (4)	6,288	$96.47	5,249	$94.33

(1)The total intrinsic value of stock options/SARs exercised during the three months ended March 31, 2021 and 2020 was $0.2 million and $0.4 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the grant price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at March 31, 2021 and 2020 was $71 million and zero, respectively. At March 31, 2021 and 2020, the weighted average remaining contractual life was 4.0 years.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2021 and 2020 was $66 million and zero, respectively. At March 31, 2021 and 2020, the weighted average remaining contractual life was 4.0 years.
(4)The total intrinsic value of stock options/SARs exercisable at March 31, 2021 and 2020 was $3 million and zero, respectively. At March 31, 2021 and 2020, the weighted average remaining contractual life was 3.0 years and 2.8 years, respectively.

At March 31, 2021, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $47 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $24 million and $25 million for the three months ended March 31, 2021 and 2020, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2021 and 2020 (shares and units in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,742	$74.97	4,546	$90.16
Granted	12	60.27	26	63.48
Released (1)	(430)	90.27	(259)	88.19
Forfeited	(25)	71.16	(11)	89.86
Outstanding at March 31 (2)	4,299	$73.42	4,302	$90.12

(1)The total intrinsic value of restricted stock and restricted stock units released during the three months ended March 31, 2021 and 2020 was $31 million and $11 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2021 and 2020 was $312 million and $155 million, respectively.

At March 31, 2021, unrecognized compensation expense related to restricted stock and restricted stock units totaled $153 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.5 years.

Performance Units. EOG grants performance units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the performance units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the performance units granted could be outstanding. The fair value of the performance units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the performance unit grants totaled $1 million for the each of the three months ended March 31, 2021 and 2020.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the performance unit transactions for the three-month periods ended March 31, 2021 and 2020 (units in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Number of Units		Weighted Average Price per Grant Date	Number of Units	Weighted Average Price per Grant Date
Outstanding at January 1	613		$79.10	598	$92.19
Granted	8		49.86	—	—
Granted for Performance Multiple (1)	19		96.29	66	100.95
Released (2)	(98)		96.29	(121)	104.69
Forfeited	—		—	—	—
Outstanding at March 31 (3)	542	(4)	$76.18	543	$90.48

(1)Upon completion of the Performance Period for the performance units granted in 2017 and 2016, a performance multiple of 125% and 150%, respectively, was applied to each of the grants resulting in additional grants of performance units in February 2021 and February 2020, respectively.
(2)The total intrinsic value of performance units released during the three months ended March 31, 2021 and 2020 was $6 million and $9 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the performance units are released.
(3)The total intrinsic value of performance units outstanding at March 31, 2021 and 2020 was approximately $39 million and $20 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 76,785 and a maximum of 1,007,705 performance units could be outstanding.

At March 31, 2021, unrecognized compensation expense related to performance units totaled $7 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2021 and 2020 (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$677	$10
Denominator for Basic Earnings Per Share -
Weighted Average Shares	580	578
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	—
Restricted Stock/Units and Performance Units	2	2
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	583	580
Net Income Per Share
Basic	$1.17	$0.02
Diluted	$1.16	$0.02

The diluted earnings per share calculation excludes stock option, SAR, and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were 8 million and 9 million shares for the three months ended March 31, 2021 and 2020, respectively.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Interest (1)	$49	$47
Income Taxes, Net of Refunds Received	$20	$15

(1)Net of capitalized interest of $8 million and $9 million for the three months ended March 31, 2021 and 2020, respectively.

EOG's accrued capital expenditures at March 31, 2021 and 2020 were $436 million and $642 million, respectively.

Non-cash investing activities for the three months ended March 31, 2021 and 2020, included additions of $25 million and $29 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the three months ended March 31, 2021 and 2020, also included additions of $74 million and $49 million, respectively, to EOG's other property, plant and equipment made in connection with finance lease transactions for storage facilities.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Operating Revenues and Other
United States	$3,606	$4,661
Trinidad	76	42
Other International (1)	12	15
Total	3,694	4,718
Operating Income (Loss)
United States (2)	890	105
Trinidad	43	13
Other International (1) (3)	(1)	(60)
Total	932	58
Reconciling Items
Other Income (Expense), Net	(4)	18
Interest Expense, Net	(47)	(45)
Income Before Income Taxes	$881	$31

(1)    Other International primarily consists of EOG's China and Canada operations. EOG began an exploration program in Oman in the third quarter of 2020.
(2)    EOG recorded pretax impairment charges of $1,456 million for the three months ended March 31, 2020, for proved oil and gas properties, leasehold costs and other assets due to the decline in commodity prices.
(3)    EOG recorded pretax impairment charges of $60 million for the three months ended March 31, 2020, for firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada.

Total assets by reportable segment are presented below at March 31, 2021 and December 31, 2020 (in millions):

	At March 31, 2021	At December 31, 2020
Total Assets
United States	$35,395	$35,048
Trinidad	586	546
Other International (1)	190	211
Total	$36,171	$35,805

(1)    Other International primarily consists of EOG's China and Canada operations. EOG began an exploration program in Oman in the third quarter of 2020.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Carrying Amount at January 1	$1,217	$1,111
Liabilities Incurred	12	15
Liabilities Settled (1)	(5)	(24)
Accretion	11	11
Revisions	2	—
Carrying Amount at March 31	$1,237	$1,113

Current Portion	$49	$38
Noncurrent Portion	$1,188	$1,075

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2021, are presented below (in millions):

Three Months Ended March 31, 2021
Balance at January 1	$29
Additions Pending the Determination of Proved Reserves	12
Reclassifications to Proved Properties	(3)
Costs Charged to Expense (1)	(5)
Balance at March 31	$33

(1)Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

Three Months Ended March 31, 2021
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$18
Capitalized exploratory well costs that have been capitalized for a period greater than one year (1)	15
Balance at March 31	$33

Number of exploratory wells that have been capitalized for a period greater than one year	1

(1)Consists of costs related to a project in Trinidad at March 31, 2021.

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

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $12 million and $9 million for the three months ended March 31, 2021 and 2020, respectively. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of its employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at March 31, 2021 and December 31, 2020, and did not utilize any commercial paper borrowings during the three months ended March 31, 2021 and 2020.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At March 31, 2021, EOG was in compliance with this financial covenant. At March 31, 2021 and December 31, 2020, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at March 31, 2021, would have been 1.01% and 3.25%, respectively.

On February 1, 2021, EOG repaid upon maturity the $750 million aggregate principal amount of its 4.100% Senior Notes due 2021.

Common Stock. On February 25, 2021, EOG's Board increased the quarterly cash dividend on the common stock from the previous $0.375 per share to $0.4125 per share, effective beginning with the dividend paid on April 30, 2021, to stockholders of record as of April 16, 2021. In addition, on May 6, 2021, EOG's Board declared a special cash dividend on the common stock of $1.00 per share. The special cash dividend, which is in addition to the quarterly cash dividend, is payable on July 30, 2021 to stockholders of record as of July 16, 2021.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2020 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2021
Financial Assets:
Natural Gas Swaps	$—	$23	$—	$23
Financial Liabilities:
Natural Gas Swaps	—	5	—	5
Crude Oil Swaps	—	175	—	175
Crude Oil Roll Differential Swaps	—	20	—	20
Natural Gas Liquids Swaps	—	18	—	18

At December 31, 2020
Financial Assets:
Natural Gas Swaps	$—	$66	$—	$66
Financial Liabilities:
Crude Oil Roll Differential Swaps	—	1	—	1

See Note 12 for the balance sheet amounts and classification of EOG's financial derivative instruments at March 31, 2021 and December 31, 2020.

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

At March 31, 2021 and December 31, 2020, respectively, EOG had outstanding $4,890 million and $5,640 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $5,478 million and $6,505 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2020 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts as of March 31, 2021. Crude oil and NGL volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl). Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January 2021 (closed)	New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI)	151	$50.06
February - March 2021 (closed)	NYMEX WTI	201	51.29
April - June 2021	NYMEX WTI	150	51.68
July - September 2021	NYMEX WTI	150	52.71

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

February 2021 (closed)	NYMEX WTI Roll Differential (1)	30	$0.11
March - April 2021 (closed)	NYMEX WTI Roll Differential (1)	125	0.17
May - December 2021	NYMEX WTI Roll Differential (1)	125	0.17
January - December 2022	NYMEX WTI Roll Differential (1)	125	0.15
_________________
(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

NGL Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2021 (closed)	Mont Belvieu Propane (non-Tet)	15	$29.44
April - December 2021	Mont Belvieu Propane (non-Tet)	15	29.44

Natural Gas Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted AveragePrice ($/MMBtu)	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - March 2021 (closed)	NYMEX Henry Hub	500	$2.99	500	$2.43
April - September 2021	NYMEX Henry Hub	500	2.99	570	2.81
October - December 2021	NYMEX Henry Hub	500	2.99	500	2.83
January - December 2022 (closed) (1)	NYMEX Henry Hub	20	2.75	—	—
April 2021 (closed)	Japan Korea Marker (JKM)	70	6.65	—	—
May - September 2021	JKM	70	6.65	—	—
_________________
(1)    In January 2021, EOG executed the early termination provision granting EOG the right to terminate all of its open 2022 natural gas price swap contracts. EOG received net cash of $0.6 million for the settlement of these contracts.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at March 31, 2021 and December 31, 2020.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2021	December 31, 2020
Asset Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$—	$65
Noncurrent Portion	Other Assets	—	1
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$188	$—
Noncurrent portion	Other Liabilities	7	1

(1)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $211 million, partially offset by gross assets of $23 million, at March 31, 2021.

Credit Risk. Notional contract amounts are used to express the magnitude of a financial derivative. The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 11). EOG evaluates its exposures to significant counterparties on an ongoing basis, including those arising from physical and financial transactions. In some instances, EOG renegotiates payment terms and/or requires collateral, parent guarantees or letters of credit to minimize credit risk.

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2021 and a net asset position at December 31, 2020. EOG had $19 million of collateral posted and no collateral held at March 31, 2021, and had no collateral posted or held at December 31, 2020.

13.  Acquisitions and Divestitures

During the three months ended March 31, 2021, EOG paid cash for property acquisitions of $6 million in the United States. Additionally, during the three months ended March 31, 2021, EOG recognized net losses on asset dispositions of $6 million and received proceeds of approximately $5 million.

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

Recent Developments. The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand (and prices) for crude oil and condensate. In the first quarter of 2021, demand and prices for crude oil and condensate returned to near pre-pandemic levels. See ITEM 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 25, 2021 (Annual Report), for further discussion.

In early 2021, the members of the Organization of Petroleum Exporting Countries and Russia (OPEC+) met and agreed to taper off certain of their production curtailments (agreed to in April 2020) through March 2021. Subsequent to the meeting, Saudi Arabia announced that it would unilaterally cut its production by an additional one million barrels per day in February 2021 and March 2021. Further, in April 2021, OPEC+ indicated it would continue to ease production curtailments starting in May 2021 as it expected the intensity of the COVID-19 pandemic would subside and containment measures would be scaled back, leading to expected increases in demand for crude oil production in the second half of 2021.

The continuing rebalancing of crude oil demand and supply resulting from improving or stabilizing conditions in certain economies and financial markets of the world, combined with continuing actions taken by OPEC+, have had a positive impact on crude oil prices in the first quarter of 2021.

We will continue to monitor and assess any executive orders or legislative or regulatory actions that could impact the oil and gas industry, to determine the impact on our business and operations, and take appropriate actions where necessary. For related discussion, see ITEM 1, Business – Regulation, ITEM 1A, Risk Factors and ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview, of our Annual Report.

Commodity Prices. Prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas have historically been volatile. This volatility is expected to continue due to the many uncertainties associated with the world political and economic environment and the global supply of, and demand for, crude oil, NGLs and natural gas and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors.

The market prices of crude oil and condensate, NGLs and natural gas impact the amount of cash generated from EOG's operating activities, which, in turn, impact EOG's financial position and results of operations.

For the first three months of 2021, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and condensate and natural gas prices were $57.80 per barrel and $2.69 per million British thermal units (MMBtu), respectively, representing increases of 25% and 36%, respectively, from the average NYMEX prices for the same period in 2020. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component. In February 2021, EOG realized higher-than-average daily prices on certain days for deliveries of natural gas volumes due to disruptions throughout the United States from Winter Storm Uri.

United States. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and condensate, NGLs and natural gas production. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and, to a lesser extent, liquids-rich natural gas plays.

During the first three months of 2021, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. Such efficiencies, combined with new innovation, resulted in lower drilling and completion costs. Winter Storm Uri negatively impacted Lease and Well, Transportation and Gathering and Processing Costs in the first quarter of 2021. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 75% and 77% of EOG's United States production during the first three months of  2021 and 2020, respectively. During the first three months of 2021, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas. EOG faced interruptions to sales in certain markets due to disruptions throughout the United States from Winter Storm Uri.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary, and crude oil and condensate which is sold to Heritage Petroleum Company Limited (Heritage).

In March 2021, EOG signed a farmout agreement with Heritage, which allows EOG to earn a 65% working interest in an offshore block located on the South West Coast Block. EOG is currently planning and preparing to drill one net exploratory well in the second half of 2021. EOG continues to make progress on the design and fabrication of a platform and related facilities for our previously-announced discovery in the Modified U(a) Block.

Other International. In the Sichuan Basin, Sichuan Province, China, EOG continues to work with its partner, PetroChina, under a production sharing contract and other related agreements, to ensure uninterrupted production. All natural gas produced from the Baijaochang Field is sold under a long-term contract to PetroChina.

In April 2021, EOG entered into a sale and purchase agreement for the sale of the subsidiary which holds all of its assets in China for proceeds of approximately $140 million. Closing, subject to customary conditions, is expected in the second quarter of 2021. Current net production is approximately 25 million cubic feet per day (MMcfd) of natural gas.

In the Sultanate of Oman, a Royal Decree was issued on March 9, 2021, and EOG became a participant in the Exploration and Production Sharing Agreement for Block 49, holding a 50% working interest. EOG's partner in Block 49 completed the drilling and testing of one gross exploratory well. The results are currently being evaluated. EOG continues to plan and prepare for the drilling of two net exploratory wells in Block 36, which are expected to be drilled later in 2021.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

2021 Capital and Operating Plan. Total anticipated 2021 capital expenditures are estimated to range from approximately $3.7 billion to $4.1 billion, including facilities and gathering, processing and other expenditures, and excluding acquisitions and non-cash transactions. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States crude oil drilling activity in its Delaware Basin play, Eagle Ford play and Rocky Mountain area where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and lower drilling and completion costs through efficiency gains, new innovation and initiatives to manage procurement and service costs. In addition, EOG expects to spend a portion of its anticipated 2021 capital expenditures on leasing acreage and evaluating new prospects.

In 2021, total crude oil production is expected to remain at fourth quarter 2020 levels. Further, EOG expects to continue to focus on reducing operating costs in 2021 through efficiency improvements.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 20% at March 31, 2021 and 22% at December 31, 2020. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On February 1, 2021, EOG repaid upon maturity the $750 million aggregate principal amount of its 4.100% Senior Notes due 2021.

At March 31, 2021, EOG maintained a strong financial and liquidity position, including $3.4 billion of cash and cash equivalents and $2.0 billion of availability under its senior unsecured revolving credit facility.

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Results of Operations

The following review of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

    Operating Revenues and Other. During the first quarter of 2021, operating revenues decreased $1,024 million, or 22%, to $3,694 million from $4,718 million for the same period of 2020. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2021 increased $754 million, or 31%, to $3,190 million from $2,436 million for the same period of 2020. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $367 million for the first quarter of 2021 compared to net gains of $1,206 million for the same period of 2020. Gathering, processing and marketing revenues for the first quarter of 2021 decreased $191 million, or 18%, to $848 million from $1,039 million for the same period of 2020. Net losses on asset dispositions were $6 million for the first quarter of 2021 compared to net gains of $16 million for the same period of 2020.

    Wellhead volume and price statistics for the three-month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Crude Oil and Condensate Volumes (MBbld) (1)
United States	428.7	482.7
Trinidad	2.2	0.5
Other International (2)	0.1	0.1
Total	431.0	483.3
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$58.07	$46.97
Trinidad	49.77	34.93
Other International (2)	38.61	57.51
Composite	58.02	46.96
Natural Gas Liquids Volumes (MBbld) (1)
United States	124.3	161.3
Total	124.3	161.3
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$28.03	$10.94
Composite	28.03	10.94
Natural Gas Volumes (MMcfd) (1)
United States	1,100	1,139
Trinidad	217	201
Other International (2)	25	38
Total	1,342	1,378
Average Natural Gas Prices ($/Mcf) (3)
United States	$5.52	$1.50
Trinidad	3.38	2.17
Other International (2)	5.66	4.32
Composite	5.17	1.67
Crude Oil Equivalent Volumes (MBoed) (4)
United States	736.4	833.8
Trinidad	38.5	34.0
Other International (2)	4.0	6.3
Total	778.9	874.1

Total MMBoe (4)	70.1	79.5

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

    Wellhead crude oil and condensate revenues for the first quarter of 2021 increased $186 million, or 9%, to $2,251 million from $2,065 million for the same period of 2020. The increase was due to a higher composite average price ($431 million), partially offset by a decrease of 52 MBbld, or 11%, in wellhead crude oil and condensate production ($245 million). Decreased production was primarily in the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first quarter of 2021 increased 24% to $58.02 per barrel compared to $46.96 per barrel for the same period of 2020.

    NGL revenues for the first quarter of 2021 increased $153 million, or 95%, to $314 million from $161 million for the same period of 2020 due to a higher composite average price ($191 million), partially offset by a decrease of 37 MBbld, or 23%, in NGL deliveries ($38 million). Decreased production was primarily in the Permian Basin and the Eagle Ford. EOG's composite NGL price for the first quarter of 2021 increased 156% to $28.03 per barrel compared to $10.94 per barrel for the same period of 2020.

    Wellhead natural gas revenues for the first quarter of 2021 increased $415 million, or 198%, to $625 million from $210 million for the same period of 2020. The increase was due to a higher average composite price ($422 million), partially offset by a decrease in natural gas deliveries ($7 million). Natural gas deliveries for the first quarter of 2021 decreased 36 MMcfd, or 3%, compared to the same period of 2020 due primarily to the disposition of the Marcellus Shale assets in the third quarter of 2020 and lower natural gas volumes in South Texas and the Barnett Shale, partially offset by increased production of associated natural gas from the Permian Basin. EOG's composite wellhead natural gas price for the first quarter of 2021 increased 210% to $5.17 per Mcf compared to $1.67 per Mcf for the same period of 2020.

    During the first quarter of 2021, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $367 million compared to net gains of $1,206 million for the same period of 2020. During the first quarter of 2021, net cash paid for settlements of financial commodity derivative contracts was $30 million compared to net cash received of $84 million for the same period of 2020.

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

    Gathering, processing and marketing revenues less marketing costs for the first quarter of 2021 increased $81 million as compared to the same period of 2020 primarily due to higher margins on crude oil marketing activities, partially offset by lower margins on natural gas marketing activities.

Operating and Other Expenses.  For the first quarter of 2021, operating expenses of $2,762 million were $1,898 million lower than the $4,660 million incurred during the first quarter of 2020.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Lease and Well	$3.85	$4.14
Transportation Costs	2.88	2.62
Gathering and Processing Costs	1.98	1.62
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	12.31	12.18
Other Property, Plant and Equipment	0.53	0.39
General and Administrative (G&A)	1.57	1.44
Interest Expense, Net	0.67	0.56
Total (1)	$23.79	$22.95

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation, DD&A and G&A for the three months ended March 31, 2021, compared to the same period of 2020, are set forth below. See "Operating Revenues and Other" above for a discussion of wellhead volumes.

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

    Lease and well expenses of $270 million for the first quarter of 2021 decreased $60 million from $330 million for the same prior year period primarily due to decreased operating and maintenance costs ($30 million) and decreased workover expenditures ($21 million), both in the United States. Lease and well expenses decreased in the United States primarily due to decreased operating activities resulting from decreased production, efficiency improvements and service cost reductions.

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

    Transportation costs of $202 million for the first quarter of 2021 decreased $6 million from $208 million for the same prior year period primarily due to decreased transportation costs in the Eagle Ford ($13 million), partially offset by increased transportation costs in the Permian Basin ($10 million).

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

DD&A expenses for the first quarter of 2021 decreased $100 million to $900 million from $1,000 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2021 were $106 million lower than the same prior year period. The decrease primarily reflects decreased production in the United States ($119 million), partially offset by higher unit rates in the United States ($9 million). Unit rates in the United States increased primarily due to downward reserve revisions related to lower average crude oil, NGL and natural gas prices used in the reserve estimation process as compared to prior year prices.

G&A expenses of $110 million for the first quarter of 2021 decreased $4 million from $114 million for the same prior year period primarily due to decreased employee-related costs ($2 million) and decreased professional and legal services ($2 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $11 million to $139 million for the first quarter of 2021 compared to $128 million for the same prior year period primarily due to increased operating and maintenance expenses in the Rocky Mountain area ($5 million) and increased gathering and processing G&A costs in the United States ($4 million).

Exploration costs of $33 million for the first quarter of 2021 decreased $7 million from $40 million for the same prior year period due primarily to decreased geological and geophysical expenditures ($4 million) and G&A expenses ($3 million), all in the United States.

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

The following table represents impairments for the first quarter of 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Proved properties	$—	$1,385
Unproved properties	43	57
Other assets	—	71
Firm commitment contracts	1	60
Total	$44	$1,573

Impairments of proved properties and other assets in the first quarter of 2020 were primarily due to the decline in commodity prices and were primarily related to legacy and non-core natural gas, crude oil and combo plays in the United States. Impairments of firm commitment contracts in the first quarter of 2020 were a result of the decision to exit the Horn River Basin in Canada.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2021 increased $58 million to $215 million (6.7% of wellhead revenues) from $157 million (6.5% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes in the United States ($49 million) and the absence of state severance tax refunds recorded in the first quarter of 2021 ($12 million).

Other income (expense), net for the first quarter of 2021 decreased $22 million compared to the same prior year period primarily due to an increase in deferred compensation expense ($17 million) and decreased interest income ($6 million).

EOG recognized an income tax provision of $204 million for the first quarter of 2021 compared to an income tax provision of $21 million for the first quarter of 2020, primarily due to increased pretax income.  The net effective tax rate for the first quarter of 2021 decreased to 23% from 68% for the first quarter of 2020 due mostly to the higher level of pretax income which caused the effective rate to be less sensitive to reconciling items and the absence of certain foreign losses for which tax benefits are not recorded due to valuation allowances.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2021, were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; long-term debt repayments; dividend payments to stockholders; other property, plant and equipment expenditures; and net cash paid for settlements of commodity derivative contracts. During the first three months of 2021, EOG's cash balance increased $59 million to $3,388 million from $3,329 million at December 31, 2020.

Net cash provided by operating activities of $1,870 million for the first three months of 2021 decreased $715 million compared to the same period of 2020 primarily due to an unfavorable change in working capital ($1,478 million) and an increase in net cash paid for settlements of commodity derivative contracts ($114 million), partially offset by an increase in wellhead revenues ($754 million) and an increase in gathering, processing and marketing revenues less marketing costs ($81 million).

Net cash used in investing activities of $821 million for the first three months of 2021 decreased $710 million compared to the same period of 2020 due to a decrease in additions to oil and gas properties ($691 million) and a decrease in additions to other property, plant and equipment ($81 million), partially offset by an unfavorable change in components of working capital associated with investing activities ($41 million) and a decrease in proceeds from the sale of assets ($21 million).

Net cash used in financing activities of $988 million for the first three months of 2021 included repayments of long-term debt ($750 million), cash dividend payments ($219 million), purchases of treasury stock in connection with stock compensation plans ($10 million) and repayment of finance lease liabilities ($9 million). Net cash used in financing activities of $175 million for the first three months of 2020 included cash dividend payments ($167 million), purchases of treasury stock in connection with stock compensation plans ($5 million) and repayment of finance lease liabilities ($3 million).

Total Expenditures. For the year 2021, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $3.7 billion to $4.1 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the three-month periods ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Expenditure Category
Capital
Exploration and Development Drilling	$733	$1,313
Facilities	82	179
Leasehold Acquisitions (1)	58	45
Property Acquisitions (2)	9	48
Capitalized Interest	8	9
Subtotal	890	1,594
Exploration Costs	33	40
Dry Hole Costs	11	—
Exploration and Development Expenditures	934	1,634
Asset Retirement Costs	17	20
Total Exploration and Development Expenditures	951	1,654
Other Property, Plant and Equipment (3)	116	172
Total Expenditures	$1,067	$1,826

(1)    Leasehold acquisitions included $22 million and $24 million for the three-month periods ended March 31, 2021 and 2020, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $3 million and $5 million for the three-month periods ended March 31, 2021 and 2020, respectively, related to non-cash property exchanges.
(3)    Other property, plant and equipment included $74 million and $49 million of non-cash additions for the three-month periods ended March 31, 2021 and 2020, respectively, primarily related to finance lease transactions for storage facilities.

Exploration and development expenditures of $934 million for the first three months of 2021 were $700 million lower than the same period of 2020 primarily due to decreased exploration and development drilling expenditures in the United States ($575 million) and Trinidad ($11 million), decreased facilities expenditures ($97 million) and decreased property acquisitions ($39 million), partially offset by increased leasehold acquisitions ($12 million). Exploration and development expenditures for the first three months of 2021 of $934 million consisted of $812 million in development drilling and facilities, $105 million in exploration, $9 million in property acquisitions and $8 million in capitalized interest. Exploration and development expenditures for the first three months of 2020 of $1,634 million consisted of $1,465 million in development drilling and facilities, $112 million in exploration, $48 million in property acquisitions and $9 million in capitalized interest.

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

Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Commodity Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at March 31, 2021, as a net liability of $195 million.

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts as of April 29, 2021. Crude oil and NGL volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January 2021 (closed)	NYMEX West Texas Intermediate (WTI)	151	$50.06
February - March 2021 (closed)	NYMEX WTI	201	51.29
April - June 2021	NYMEX WTI	150	51.68
July - September 2021	NYMEX WTI	150	52.71

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

February 2021 (closed)	NYMEX WTI Roll Differential (1)	30	$0.11
March - May 2021 (closed)	NYMEX WTI Roll Differential (1)	125	0.17
June - December 2021	NYMEX WTI Roll Differential (1)	125	0.17
January - December 2022	NYMEX WTI Roll Differential (1)	125	0.15
_________________
(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

NGL Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2021 (closed)	Mont Belvieu Propane (non-Tet)	15	$29.44
April - December 2021	Mont Belvieu Propane (non-Tet)	15	29.44

Natural Gas Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - March 2021 (closed)	NYMEX Henry Hub	500	$2.99	500	$2.43
April - May 2021 (closed)	NYMEX Henry Hub	500	2.99	570	2.81
June - September 2021	NYMEX Henry Hub	500	2.99	570	2.81
October - December 2021	NYMEX Henry Hub	500	2.99	500	2.83
January - December 2022 (closed) (1)	NYMEX Henry Hub	20	2.75	—	—
April - May 2021 (closed)	Japan Korea Marker (JKM)	70	6.65	—	—
June - September 2021	JKM	70	6.65	—	—
_________________
(1)    In January 2021, EOG executed the early termination provision granting EOG the right to terminate all of its open 2022 natural gas price swap contracts. EOG received net cash of $0.6 million for the settlement of these contracts.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including, among others, statements and projections regarding EOG's future financial position, operations, performance, business strategy, goals, returns and rates of return, budgets, reserves, levels of production, capital expenditures, costs and asset sales, statements regarding future commodity prices and statements regarding the plans and objectives of EOG's management for future operations, are forward‐looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "project," "strategy," "intend," "plan," "target," "aims," "goal," "may," "will," "focused on," "should" and "believe" or the negative of those terms or other variations or comparable terminology to identify its forward‐looking statements. In particular, statements, express or implied, concerning EOG's future operating results and returns or EOG's ability to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and capital expenditures, generate cash flows, pay down or refinance indebtedness, or pay and/or increase dividends are forward‐looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes the expectations reflected in its forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Moreover, EOG's forward-looking statements may be affected by known, unknown or currently unforeseen risks, events or circumstances that may be outside EOG's control. Important factors that could cause EOG's actual results to differ materially from the expectations reflected in EOG's forward-looking statements include, among others:

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
•acts of war and terrorism and responses to these acts; and

•the other factors described under ITEM 1A, Risk Factors of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Commodity Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" on pages 45 through 53 of EOG's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021 (EOG's 2020 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements on pages F-31 through F-36 of EOG's 2020 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to recent amendments to this item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter ended March 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

January 1, 2021 - January 31, 2021	6,614	$51.36	—	6,386,200
February 1, 2021 - February 28, 2021	23,168	63.20	—	6,386,200
March 1, 2021 - March 31, 2021	112,488	74.45	—	6,386,200
Total	142,270	71.55	—

(1)The 142,270 total shares for the quarter ended March 31, 2021, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.
(2)In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the first quarter of 2021, EOG did not repurchase any shares under the Board-authorized repurchase program. EOG last repurchased shares under this program in March 2003.

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
EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan, effective as of April 29, 2021 (incorporated by reference to Exhibit 4.4 to EOG's Registration Statement on Form S-8, SEC File No. 333-255691, filed April 30, 2021).

Exhibit No.		Description

10.2	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grant made to Ezra Y. Yacob effective January 4, 2021) (incorporated by reference to Exhibit 10.1(u) to EOG's Annual Report on Form 10-K for the year ended December 31, 2020) (SEC File No. 001-09743).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets - March 31, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months Ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2021 and 2020 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 6, 2021	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)