Form 10-Q
period 2021-06-30
EOG RESOURCES INC
filed 2021-08-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	583,860,156	(as of July 28, 2021)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues and Other
Crude Oil and Condensate	$2,699	$615	$4,950	$2,680
Natural Gas Liquids	367	93	681	254
Natural Gas	404	141	1,029	351
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(427)	(127)	(794)	1,079
Gathering, Processing and Marketing	1,022	362	1,870	1,401
Gains on Asset Dispositions, Net	51	14	45	30
Other, Net	23	5	52	26
Total	4,139	1,103	7,833	5,821
Operating Expenses
Lease and Well	270	245	540	575
Transportation Costs	214	152	416	360
Gathering and Processing Costs	128	97	267	225
Exploration Costs	35	27	68	67
Dry Hole Costs	13	—	24	—
Impairments	44	305	88	1,878
Marketing Costs	991	444	1,829	1,554
Depreciation, Depletion and Amortization	914	707	1,814	1,707
General and Administrative	120	132	230	246
Taxes Other Than Income	239	81	454	238
Total	2,968	2,190	5,730	6,850
Operating Income (Loss)	1,171	(1,087)	2,103	(1,029)
Other Income (Expense), Net	(2)	(4)	(6)	14
Income (Loss) Before Interest Expense and Income Taxes	1,169	(1,091)	2,097	(1,015)
Interest Expense, Net	45	54	92	99
Income (Loss) Before Income Taxes	1,124	(1,145)	2,005	(1,114)
Income Tax Provision (Benefit)	217	(235)	421	(214)
Net Income (Loss)	$907	$(910)	$1,584	$(900)
Net Income (Loss) Per Share
Basic	$1.56	$(1.57)	$2.73	$(1.55)
Diluted	$1.55	$(1.57)	$2.72	$(1.55)
Average Number of Common Shares
Basic	580	579	580	579
Diluted	584	579	583	579
Comprehensive Income (Loss)
Net Income (Loss)	$907	$(910)	$1,584	$(900)
Other Comprehensive Loss
Foreign Currency Translation Adjustments	(1)	(2)	(3)	—
Other, Net of Tax	—	—	—	—
Other Comprehensive Loss	(1)	(2)	(3)	—
Comprehensive Income (Loss)	$906	$(912)	$1,581	$(900)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$3,880	$3,329
Accounts Receivable, Net	2,015	1,522
Inventories	516	629
Assets from Price Risk Management Activities	—	65
Income Taxes Receivable	11	23
Other	513	294
Total	6,935	5,862
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	66,299	64,793
Other Property, Plant and Equipment	4,635	4,479
Total Property, Plant and Equipment	70,934	69,272
Less: Accumulated Depreciation, Depletion and Amortization	(42,275)	(40,673)
Total Property, Plant and Equipment, Net	28,659	28,599
Deferred Income Taxes	3	2
Other Assets	1,288	1,342
Total Assets	$36,885	$35,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,012	$1,681
Accrued Taxes Payable	286	206
Dividends Payable	820	217
Liabilities from Price Risk Management Activities	396	—
Current Portion of Long-Term Debt	39	781
Current Portion of Operating Lease Liabilities	253	295
Other	196	280
Total	4,002	3,460

Long-Term Debt	5,086	5,035
Other Liabilities	2,186	2,149
Deferred Income Taxes	4,730	4,859
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 584,102,233 Shares Issued at June 30, 2021 and 583,694,850 Shares Issued at December 31, 2020	206	206
Additional Paid in Capital	6,017	5,945
Accumulated Other Comprehensive Loss	(15)	(12)
Retained Earnings	14,689	14,170
Common Stock Held in Treasury, 243,058 Shares at June 30, 2021 and 124,265 Shares at December 31, 2020	(16)	(7)
Total Stockholders' Equity	20,881	20,302
Total Liabilities and Stockholders' Equity	$36,885	$35,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2021	$206	$5,979	$(14)	$14,606	$(15)	$20,762
Net Income	—	—	—	907	—	907
Common Stock Dividends Declared, $1.4125 Per Share	—	—	—	(824)	—	(824)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Common Stock Issued Under Stock Plans	—	9	—	—	—	9
Change in Treasury Stock - Stock Compensation Plans, Net	—	(2)	—	—	(1)	(3)
Restricted Stock and Restricted Stock Units, Net	—	—	—	—	—	—
Stock-Based Compensation Expenses	—	31	—	—	—	31
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at June 30, 2021	$206	$6,017	$(15)	$14,689	$(16)	$20,881

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2020	$206	$5,853	$(3)	$15,440	$(25)	$21,471
Net Loss	—	—	—	(910)	—	(910)
Common Stock Dividends Declared, $0.375 Per Share	—	—	—	(218)	—	(218)
Other Comprehensive Loss	—	—	(2)	—	—	(2)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(7)	—	—	14	7
Restricted Stock and Restricted Stock Units, Net	—	—	—	—	—	—
Stock-Based Compensation Expenses	—	40	—	—	—	40
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at June 30, 2020	$206	$5,886	$(5)	$14,312	$(11)	$20,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2020	$206	$5,945	$(12)	$14,170	$(7)	$20,302
Net Income	—	—	—	1,584	—	1,584
Common Stock Dividends Declared, $1.825 Per Share	—	—	—	(1,065)	—	(1,065)
Other Comprehensive Loss	—	—	(3)	—	—	(3)
Common Stock Issued Under Stock Plans	—	9	—	—	—	9
Change in Treasury Stock - Stock Compensation Plans, Net	—	(2)	—	—	(10)	(12)
Restricted Stock and Restricted Stock Units, Net	—	(1)	—	—	1	—
Stock-Based Compensation Expenses	—	66	—	—	—	66
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at June 30, 2021	$206	$6,017	$(15)	$14,689	$(16)	$20,881

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2019	$206	$5,817	$(5)	$15,649	$(27)	$21,640
Net Loss	—	—	—	(900)	—	(900)
Common Stock Dividends Declared, $0.75 Per Share	—	—	—	(437)	—	(437)
Other Comprehensive Loss	—	—	—	—	—	—
Change in Treasury Stock - Stock Compensation Plans, Net	—	(7)	—	—	11	4
Restricted Stock and Restricted Stock Units, Net	—	(4)	—	—	4	—
Stock-Based Compensation Expenses	—	80	—	—	—	80
Treasury Stock Issued as Compensation	—	—	—	—	1	1
Balance at June 30, 2020	$206	$5,886	$(5)	$14,312	$(11)	$20,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$1,584	$(900)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,814	1,707
Impairments	88	1,878
Stock-Based Compensation Expenses	66	80
Deferred Income Taxes	(133)	(208)
Gains on Asset Dispositions, Net	(45)	(30)
Other, Net	13	—
Dry Hole Costs	24	—
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	794	(1,079)
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	(223)	724
Other, Net	1	—
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(494)	1,191
Inventories	101	85
Accounts Payable	183	(1,185)
Accrued Taxes Payable	80	(61)
Other Assets	(222)	253
Other Liabilities	(57)	(64)
Changes in Components of Working Capital Associated with Investing Activities	(145)	282
Net Cash Provided by Operating Activities	3,429	2,673
Investing Cash Flows
Additions to Oil and Gas Properties	(1,843)	(1,990)
Additions to Other Property, Plant and Equipment	(97)	(147)
Proceeds from Sales of Assets	146	43
Changes in Components of Working Capital Associated with Investing Activities	145	(282)
Net Cash Used in Investing Activities	(1,649)	(2,376)
Financing Cash Flows
Long-Term Debt Borrowings	—	1,484
Long-Term Debt Repayments	(750)	(1,000)
Dividends Paid	(458)	(384)
Treasury Stock Purchased	(12)	(5)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	9	8
Debt Issuance Costs	—	(3)
Repayment of Finance Lease Liabilities	(18)	(8)
Net Cash Provided by (Used in) Financing Activities	(1,229)	92
Effect of Exchange Rate Changes on Cash	—	—
Increase in Cash and Cash Equivalents	551	389
Cash and Cash Equivalents at Beginning of Period	3,329	2,028
Cash and Cash Equivalents at End of Period	$3,880	$2,417

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2020 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease and Well	$11	$15	$25	$30
Gathering and Processing Costs	1	1	1	1
Exploration Costs	5	7	11	14
General and Administrative	14	17	29	35
Total	$31	$40	$66	$80

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provided for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and other stock-based awards.

EOG's stockholders approved the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan) at the 2021 Annual Meeting of Stockholders. Therefore, no further grants were made from the 2008 Plan from and after the April 29, 2021 effective date of the 2021 Plan. The 2021 Plan provides for grants of stock options, SARs, restricted stock and restricted stock units and other stock-based awards, up to an aggregate maximum of 20 million shares of common stock, plus any shares that are subject to outstanding awards under the 2008 Plan as of April 29, 2021, that are subsequently canceled, forfeited, expire or are otherwise not issued or are settled in cash. Under the 2021 Plan, grants may be made to employees and non-employee members of EOG's Board of Directors (Board). EOG's policy is to issue shares related to 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

At June 30, 2021, approximately 20 million shares of common stock remained available for grant under the 2021 Plan.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $9 million and $15 million during the three months ended June 30, 2021 and 2020, respectively, and $19 million and $29 million during the six months ended June 30, 2021 and 2020, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the six-month periods ended June 30, 2021 and 2020 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted Average Fair Value of Grants	$20.73	$16.94	$14.69	$20.80
Expected Volatility	46.40%	42.10%	54.99%	35.24%
Risk-Free Interest Rate	0.36%	0.93%	0.09%	1.56%
Dividend Yield	2.87%	1.94%	3.41%	1.56%
Expected Life	5.2 years	5.1 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2021 and 2020 (stock options and SARs in thousands):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	10,186	$84.08	9,395	$94.53
Granted	14	64.97	16	58.40
Exercised (1)	(239)	69.85	(23)	69.59
Forfeited	(234)	91.54	(389)	91.39
Outstanding at June 30 (2)	9,727	$84.23	8,999	$94.66
Vested or Expected to Vest (3)	9,421	$84.91	8,670	$94.67
Exercisable at June 30 (4)	6,023	$97.08	4,963	$94.61

(1)The total intrinsic value of stock options/SARs exercised during the six months ended June 30, 2021 and 2020 was $3.0 million and $0.4 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at June 30, 2021 and 2020 was $114 million and $0.1 million, respectively. At June 30, 2021 and 2020, the weighted average remaining contractual life was 3.8 years and 3.9 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2021 and 2020 was $106 million and $0.1 million, respectively. At June 30, 2021 and 2020, the weighted average remaining contractual life was 3.8 years and 3.9 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at June 30, 2021 and 2020 was $16 million and zero, respectively. At June 30, 2021 and 2020, the weighted average remaining contractual life was 2.7 years.

At June 30, 2021, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $37 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $21 million and $24 million for the three months ended June 30, 2021 and 2020, respectively, and $45 million and $49 million for the six months ended June 30, 2021 and 2020, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2021 and 2020 (shares and units in thousands):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,742	$74.97	4,546	$90.16
Granted	45	72.56	67	51.83
Released (1)	(523)	87.61	(304)	88.58
Forfeited	(47)	70.24	(36)	90.61
Outstanding at June 30 (2)	4,217	$73.43	4,273	$89.67

(1)The total intrinsic value of restricted stock and restricted stock units released during the six months ended June 30, 2021 and 2020 was $38 million and $13 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2021 and 2020 was $352 million and $217 million, respectively.

At June 30, 2021, unrecognized compensation expense related to restricted stock and restricted stock units totaled $133 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.3 years.

Performance Units. EOG grants performance units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the performance units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the performance units granted could be outstanding. The fair value of the performance units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the performance unit grants totaled $1 million for each of the three months ended June 30, 2021 and 2020 and $2 million for each of the six months ended June 30, 2021 and 2020.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the performance unit transactions for the six-month periods ended June 30, 2021 and 2020 (units in thousands):

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	613		$88.38	598	$103.91
Granted	8		55.69	—	—
Granted for Performance Multiple (1)	19		113.81	66	119.10
Released (2)	(98)		113.81	(121)	123.56
Forfeited	—		—	—	—
Outstanding at June 30 (3)	542	(4)	$84.23	543	$101.38

(1)Upon completion of the Performance Period for the performance units granted in 2017 and 2016, a performance multiple of 125% and 150%, respectively, was applied to each of the grants resulting in additional grants of performance units in February 2021 and February 2020, respectively.
(2)The total intrinsic value of performance units released during the six months ended June 30, 2021 and 2020 was $6 million and $9 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the performance units are released.
(3)The total intrinsic value of performance units outstanding at June 30, 2021 and 2020 was approximately $45 million and $28 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of 76,785 and a maximum of 1,007,705 performance units could be outstanding.

At June 30, 2021, unrecognized compensation expense related to performance units totaled $6 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month and six-month periods ended June 30, 2021 and 2020 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$907	$(910)	$1,584	$(900)
Denominator for Basic Earnings Per Share -
Weighted Average Shares	580	579	580	579
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	—	1	—
Restricted Stock/Units and Performance Units	3	—	2	—
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	584	579	583	579
Net Income (Loss) Per Share
Basic	$1.56	$(1.57)	$2.73	$(1.55)
Diluted	$1.55	$(1.57)	$2.72	$(1.55)

The diluted earnings per share calculation excludes stock option, SAR, restricted stock, restricted stock unit, performance unit and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were 5 million and 9 million shares for the three months ended June 30, 2021 and 2020, respectively, and were 7 million and 9 million shares for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2020, 5 million shares underlying grants of restricted stock, restricted stock units and performance units were excluded.

4.    Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the six-month periods ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30,
	2021	2020
Interest (1)	$102	$69
Income Taxes, Net of Refunds Received	$507	$(76)

(1)Net of capitalized interest of $15 million and $17 million for the six months ended June 30, 2021 and 2020, respectively.

EOG's accrued capital expenditures at June 30, 2021 and 2020 were $445 million and $246 million, respectively.

Non-cash investing activities for the six months ended June 30, 2021 and 2020, included additions of $25 million and $55 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the six months ended June 30, 2021 and 2020, also included additions of $74 million and $73 million, respectively, to EOG's other property, plant and equipment made in connection with finance lease transactions for storage facilities.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues and Other
United States	$3,995	$1,055	$7,601	$5,716
Trinidad	81	34	157	76
Other International (1)	63	14	75	29
Total	$4,139	$1,103	$7,833	$5,821
Operating Income (Loss)
United States (2)	$1,077	$(1,079)	$1,967	$(974)
Trinidad	41	10	84	23
Other International (1) (3)	53	(18)	52	(78)
Total	1,171	(1,087)	2,103	(1,029)
Reconciling Items
Other Income (Expense), Net	(2)	(4)	(6)	14
Interest Expense, Net	(45)	(54)	(92)	(99)
Income (Loss) Before Income Taxes	$1,124	$(1,145)	$2,005	$(1,114)

(1)    Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG began an exploration program in Oman in the third quarter of 2020.
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

Total assets by reportable segment are presented below at June 30, 2021 and December 31, 2020 (in millions):

	At June 30, 2021	At December 31, 2020
Total Assets
United States	$36,057	$35,048
Trinidad	580	546
Other International (1)	248	211
Total	$36,885	$35,805

(1)    Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG began an exploration program in Oman in the third quarter of 2020.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30,
	2021	2020
Carrying Amount at January 1	$1,217	$1,111
Liabilities Incurred	40	17
Liabilities Settled (1)	(55)	(25)
Accretion	22	23
Revisions	3	20
Carrying Amount at June 30	$1,227	$1,146

Current Portion	$47	$39
Noncurrent Portion	$1,180	$1,107

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2021, are presented below (in millions):

Six Months Ended June 30, 2021
Balance at January 1	$29
Additions Pending the Determination of Proved Reserves	14
Reclassifications to Proved Properties	(3)
Costs Charged to Expense (1)	(12)
Balance at June 30	$28

(1)Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

Six Months Ended June 30, 2021
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$13
Capitalized exploratory well costs that have been capitalized for a period greater than one year (1)	15
Balance at June 30	$28

Number of exploratory wells that have been capitalized for a period greater than one year	1

(1)Consists of costs related to a project in Trinidad at June 30, 2021.

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

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $25 million and $21 million for the six months ended June 30, 2021 and 2020, respectively. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of its employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at June 30, 2021 and December 31, 2020, and did not utilize any commercial paper borrowings during the six months ended June 30, 2021 and 2020.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At June 30, 2021, EOG was in compliance with this financial covenant. At June 30, 2021 and December 31, 2020, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at June 30, 2021, would have been 1.00% and 3.25%, respectively.

On February 1, 2021, EOG repaid upon maturity the $750 million aggregate principal amount of its 4.100% Senior Notes due 2021.

Common Stock. On February 25, 2021, EOG's Board increased the quarterly cash dividend on the common stock from the previous $0.375 per share to $0.4125 per share, effective beginning with the dividend paid on April 30, 2021, to stockholders of record as of April 16, 2021. On May 6, 2021, EOG's Board declared a special cash dividend on the common stock of $1.00 per share in addition to a quarterly dividend of $0.4125 per share. Both the special cash dividend and the quarterly cash dividend are payable on July 30, 2021 to stockholders of record as of July 16, 2021.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2020 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2021
Financial Assets:
Natural Gas Swaps	$—	$34	$—	$34
Financial Liabilities:
Natural Gas Swaps	—	41	—	41
Crude Oil Swaps	—	318	—	318
Crude Oil Roll Differential Swaps	—	41	—	41
Natural Gas Liquids Swaps	—	44	—	44

At December 31, 2020
Financial Assets:
Natural Gas Swaps	$—	$66	$—	$66
Financial Liabilities:
Crude Oil Roll Differential Swaps	—	1	—	1

See Note 12 for the balance sheet amounts and classification of EOG's financial derivative instruments at June 30, 2021 and December 31, 2020.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows, based on EOG's estimate of (and assumptions regarding) significant Level 3 inputs, including future crude oil, NGLs and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in the Fair Value Measurement Topic of the Accounting Standards Codification. In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

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

At June 30, 2021 and December 31, 2020, respectively, EOG had outstanding $4,890 million and $5,640 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $5,654 million and $6,505 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts as of June 30, 2021. Crude oil and NGL volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl). Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January 2021 (closed)	New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI)	151	$50.06
February - March 2021 (closed)	NYMEX WTI	201	51.29
April - June 2021 (closed)	NYMEX WTI	150	51.68
July - September 2021	NYMEX WTI	150	52.71
January - March 2022	NYMEX WTI	140	65.58
April - June 2022	NYMEX WTI	100	64.98
July - September 2022	NYMEX WTI	60	64.26
October - December 2022	NYMEX WTI	30	63.59

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

February 2021 (closed)	NYMEX WTI Roll Differential (1)	30	$0.11
March - July 2021 (closed)	NYMEX WTI Roll Differential (1)	125	0.17
August - December 2021	NYMEX WTI Roll Differential (1)	125	0.17
January - December 2022	NYMEX WTI Roll Differential (1)	125	0.15
_________________
(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

NGL Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - June 2021 (closed)	Mont Belvieu Propane (non-Tet)	15	$29.44
July - December 2021	Mont Belvieu Propane (non-Tet)	15	29.44

Natural Gas Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted AveragePrice ($/MMBtu)	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - March 2021 (closed)	NYMEX Henry Hub	500	$2.99	500	$2.43
April - July 2021 (closed)	NYMEX Henry Hub	500	2.99	570	2.81
August - September 2021	NYMEX Henry Hub	500	2.99	570	2.81
October - December 2021	NYMEX Henry Hub	500	2.99	500	2.83
January - December 2022 (closed) (1)	NYMEX Henry Hub	20	2.75	—	—
April - July 2021 (closed)	Japan Korea Marker (JKM)	70	6.65	—	—
August - September 2021	JKM	70	6.65	—	—
_________________
(1)    In January 2021, EOG executed the early termination provision granting EOG the right to terminate all of its open 2022 natural gas price swap contracts. EOG received net cash of $0.6 million for the settlement of these contracts.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at June 30, 2021 and December 31, 2020.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2021	December 31, 2020
Asset Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities	$—	$65
Noncurrent Portion	Other Assets	—	1
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$396	$—
Noncurrent portion	Other Liabilities	14	1

(1)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $430 million, partially offset by gross assets of $34 million, at June 30, 2021.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2021 and a net asset position at December 31, 2020. EOG had $107 million of collateral posted and no collateral held at June 30, 2021, and had no collateral posted or held at December 31, 2020.

13.  Acquisitions and Divestitures

During the six months ended June 30, 2021, EOG paid cash for property acquisitions of $92 million in the United States. Additionally, during the six months ended June 30, 2021, EOG recognized net gains on asset dispositions of $45 million and received proceeds of approximately $146 million primarily due to the sale of its China operations during the second quarter of 2021.

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

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States and Trinidad. EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries. Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to deliver long-term growth in shareholder value and maintain a strong balance sheet. EOG implements its strategy primarily by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves. Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations and robust environmental stewardship practices and performance, is integral in the implementation of EOG's strategy.

Recent Developments. The COVID-19 pandemic and the measures taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, tempered by new developments such as emerging COVID-19 variant strains, have resulted in overall increased demand for crude oil and condensate. See ITEM 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 25, 2021 (Annual Report), for further discussion.

In early 2021, the members of the Organization of Petroleum Exporting Countries and Russia (OPEC+) met and agreed to taper off certain of their production curtailments (agreed to in April 2020) through March 2021. In subsequent meetings, OPEC+ indicated it would continue to ease production curtailments, incrementally adding supply (i) as the overall intensity of the COVID-19 pandemic subsides and containment measures are scaled back and (ii) in response to expected increases in demand for crude oil production in the second half of 2021. OPEC+ indicated that it would return to its pre-pandemic production levels by mid-to late-2022.

The continuing rebalancing of crude oil demand and supply resulting from improving or stabilizing conditions in certain economies and financial markets of the world, combined with continuing actions taken by OPEC+, have had a positive impact on crude oil prices in the first six months of 2021. Prices for crude oil and condensate and NGLs returned to pre-pandemic levels in the first quarter of 2021, while natural gas prices recovered at the beginning of 2021.

We will continue to monitor and assess the COVID-19 pandemic and its effect on crude oil demand, the actions of OPEC+ and their effect on crude oil supply, as well as any executive orders or legislative or regulatory actions that could impact the oil and gas industry, to determine the impact on our business and operations, and take appropriate actions where necessary. For related discussion, see ITEM 1, Business – Regulation, ITEM 1A, Risk Factors and ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview, of our Annual Report.

Commodity Prices. Prices for crude oil and condensate, NGLs and natural gas have historically been volatile. This volatility is expected to continue due to the many uncertainties associated with the world political and economic environment and the global supply of, and demand for, crude oil, NGLs and natural gas and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors.

The market prices of crude oil and condensate, NGLs and natural gas impact the amount of cash generated from EOG's operating activities, which, in turn, impact EOG's financial position and results of operations.

For the first six months of 2021, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $61.95 per barrel and $2.76 per million British thermal units (MMBtu), respectively, representing increases of 68% and 49%, respectively, from the average NYMEX prices for the same period in 2020. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component. In February 2021, EOG realized higher-than-average daily prices on certain days for deliveries of natural gas volumes due to disruptions throughout the United States from Winter Storm Uri.

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

During the first six months of 2021, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. Such efficiencies, combined with new innovation, resulted in lower drilling and completion costs. Winter Storm Uri negatively impacted Lease and Well, Transportation and Gathering and Processing Costs in the first quarter of 2021. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 75% and 76% of EOG's United States production during the first six months of  2021 and 2020, respectively. During the first six months of 2021, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas. EOG faced interruptions to sales in certain markets due to disruptions throughout the United States from Winter Storm Uri in the first quarter of 2021.

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

In March 2021, EOG signed a farmout agreement with Heritage, which allows EOG to earn a 65% working interest in a portion of the contract area (EOG Area) governed by the Trinidad Northern Area License. The EOG Area is located offshore the southwest coast of Trinidad. EOG is currently planning and preparing to drill one net exploratory well in the second half of 2021. EOG continues to make progress on the design and fabrication of a platform and related facilities for its previously-announced discovery in the Modified U(a) Block.

Other International. In the Sultanate of Oman, a Royal Decree was issued on March 9, 2021, and EOG became a participant in the Exploration and Production Sharing Agreement for Block 49, holding a 50% working interest. EOG's partner in Block 49 completed the drilling and testing of one gross exploratory well. The results are currently being evaluated. EOG expects to drill two net exploratory wells in Block 36 in the second half of 2021.

In Australia, on April 22, 2021, a subsidiary of EOG entered into a purchase and sale agreement to acquire a 100% interest in the WA-488-P Block, located offshore Western Australia. The purchase and sale agreement is subject to customary closing conditions and is expected to close in the second half of 2021.

In the Sichuan Basin, Sichuan Province, China, EOG worked with its partner, PetroChina, under a production sharing contract and other related agreements, to ensure uninterrupted production. All natural gas produced from the Baijaochang Field was sold under a long-term contract to PetroChina.

In May 2021, EOG closed the sale of its subsidiary which held all of its assets in China. Net production was approximately 25 million cubic feet per day (MMcfd) of natural gas. EOG no longer has any operations or assets in China.

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

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 20% at June 30, 2021 and 22% at December 31, 2020. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On February 1, 2021, EOG repaid upon maturity the $750 million aggregate principal amount of its 4.100% Senior Notes due 2021.

At June 30, 2021, EOG maintained a strong financial and liquidity position, including $3.9 billion of cash and cash equivalents on hand and $2.0 billion of availability under its senior unsecured revolving credit facility.

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Results of Operations

The following review of operations for the three months ended June 30, 2021 and 2020 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Operating Revenues and Other. During the second quarter of 2021, operating revenues increased $3,036 million, or 275%, to $4,139 million from $1,103 million for the same period of 2020. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the second quarter of 2021 increased $2,621 million, or 309%, to $3,470 million from $849 million for the same period of 2020. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $427 million for the second quarter of 2021 compared to net losses of $127 million for the same period of 2020. Gathering, processing and marketing revenues for the second quarter of 2021 increased $660 million, or 182%, to $1,022 million from $362 million for the same period of 2020. Net gains on asset dispositions were $51 million for the second quarter of 2021 compared to net gains of $14 million for the same period of 2020.

Wellhead volume and price statistics for the three-month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021	2020
Crude Oil and Condensate Volumes (MBbld) (1)
United States	446.9	330.9
Trinidad	1.7	0.1
Other International (2)	—	0.1
Total	448.6	331.1
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$66.16	$20.40
Trinidad	56.26	0.60
Other International (2)	55.56	48.78
Composite	66.12	20.40
Natural Gas Liquids Volumes (MBbld) (1)
United States	138.5	101.2
Total	138.5	101.2
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$29.15	$10.20
Composite	29.15	10.20
Natural Gas Volumes (MMcfd) (1)
United States	1,199	939
Trinidad	233	174
Other International (2)	13	34
Total	1,445	1,147
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.99	$1.11
Trinidad	3.37	2.13
Other International (2)	5.69	4.36
Composite	3.07	1.36
Crude Oil Equivalent Volumes (MBoed) (4)
United States	785.2	588.5
Trinidad	40.6	29.2
Other International (2)	2.2	5.7
Total	828.0	623.4

Total MMBoe (4)	75.3	56.7

(1)Thousand barrels per day or million cubic feet per day, as applicable.
(2)Other International includes EOG's China and Canada operations. The China operations were sold in the second quarter of 2021.
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

Wellhead crude oil and condensate revenues for the second quarter of 2021 increased $2,084 million, or 339%, to $2,699 million from $615 million for the same period of 2020. The increase was due to a higher composite average price ($1,866 million) and an increase of 118 MBbld, or 35%, in wellhead crude oil and condensate production ($218 million). Increased production was primarily due to increases in the Permian Basin, the Rocky Mountain area and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the second quarter of 2021 increased 224% to $66.12 per barrel compared to $20.40 per barrel for the same period of 2020.

NGL revenues for the second quarter of 2021 increased $274 million, or 295%, to $367 million from $93 million for the same period of 2020 due to a higher composite average price ($239 million) and an increase of 37 MBbld, or 37%, in NGL deliveries ($35 million). Increased production was primarily due to increases in the Permian Basin and the Rocky Mountain area. EOG's composite NGL price for the second quarter of 2021 increased 186% to $29.15 per barrel compared to $10.20 per barrel for the same period of 2020.

Wellhead natural gas revenues for the second quarter of 2021 increased $263 million, or 187%, to $404 million from $141 million for the same period of 2020. The increase was due to a higher average composite price ($227 million) and an increase in natural gas deliveries ($36 million). Natural gas deliveries for the second quarter of 2021 increased 298 MMcfd, or 26%, compared to the same period of 2020 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas volumes in the Rocky Mountain area and Trinidad, partially offset by lower natural gas volumes associated with the disposition of the Marcellus Shale assets in the third quarter of 2020 and lower deliveries in South Texas. EOG's composite wellhead natural gas price for the second quarter of 2021 increased 126% to $3.07 per Mcf compared to $1.36 per Mcf for the same period of 2020.

During the second quarter of 2021, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $427 million compared to net losses of $127 million for the same period of 2020. During the second quarter of 2021, net cash paid for settlements of financial commodity derivative contracts was $193 million compared to net cash received from settlements of financial commodity derivative contracts of $640 million for the same period of 2020.

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

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2021 increased $113 million as compared to the same period of 2020 primarily due to higher margins on crude oil marketing activities. The margin on crude oil marketing activities for the second quarter of 2020 was negatively impacted by EOG's decision early in the second quarter of 2020 to reduce commodity price volatility by selling May and June 2020 deliveries under fixed price arrangements.

Operating and Other Expenses.  For the second quarter of 2021, operating expenses of $2,968 million were $778 million higher than the $2,190 million incurred during the second quarter of 2020.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Lease and Well	$3.58	$4.32
Transportation Costs	2.84	2.67
Gathering and Processing Costs	1.70	1.71
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	11.63	11.84
Other Property, Plant and Equipment	0.50	0.62
General and Administrative (G&A)	1.59	2.32
Interest Expense, Net	0.60	0.96
Total (1)	$22.44	$24.44

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, G&A and net interest expense for the three months ended June 30, 2021, compared to the same period of 2020, are set forth below. See "Operating Revenues and Other" above for a discussion of wellhead volumes.

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

Lease and well expenses of $270 million for the second quarter of 2021 increased $25 million from $245 million for the same prior year period primarily due to increased workover expenditures ($18 million) and increased operating and maintenance costs ($8 million), both in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

Transportation costs represent costs associated with the delivery of hydrocarbon products from the lease or an aggregation point on EOG's gathering system to a downstream point of sale. Transportation costs include transportation fees, storage and terminal fees, the cost of compression (the cost of compressing natural gas to meet pipeline pressure requirements), the cost of dehydration (the cost associated with removing water from natural gas to meet pipeline requirements), gathering fees and fuel costs.

Transportation costs of $214 million for the second quarter of 2021 increased $62 million from $152 million for the same prior year period primarily due to increased transportation costs related to production from the Permian Basin ($52 million) and the Rocky Mountain area ($9 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $31 million to $128 million for the second quarter of 2021 compared to $97 million for the same prior year period primarily due to increased gathering and processing fees related to production from the Permian Basin ($14 million), the Rocky Mountain area ($8 million) and the Eagle Ford ($4 million).

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

DD&A expenses for the second quarter of 2021 increased $207 million to $914 million from $707 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2021 were $205 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($215 million) and in Trinidad ($5 million) and higher unit rates in Trinidad ($8 million); partially offset by lower unit rates in the United States ($20 million). Unit rates in the United States decreased primarily due to reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $120 million for the second quarter of 2021 decreased $12 million from $132 million for the same prior year period primarily due to decreased idle equipment and termination fees ($26 million), partially offset by increased employee-related costs ($5 million) and professional and legal services ($3 million).

Interest expense, net of $45 million for the second quarter of 2021 decreased $9 million compared to the same prior year period primarily due to repayment in February 2021 of the $750 million aggregate principal amount of 4.100% Senior Notes due 2021 ($8 million) and repayment in June 2020 of the $500 million aggregate principal amount of 4.40% Senior Notes due 2020 ($4 million).

Exploration costs of $35 million for the second quarter of 2021 increased $8 million from $27 million for the same prior year period due primarily to increased geological and geophysical expenditures in the United States.

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

The following table represents impairments for the second quarter of 2021 and 2020 (in millions):

	Three Months Ended June 30,
	2021	2020
Proved properties	$—	$26
Unproved properties	43	60
Other assets	—	219
Firm commitment contracts	1	—
Total	$44	$305

Impairments of other property, plant and equipment in the second quarter of 2020 were primarily related to the write-down to fair value of sand and crude-by-rail assets in the United States.

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2021 increased $158 million to $239 million (6.9% of wellhead revenues) from $81 million (9.4% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes in the United States.

EOG recognized an income tax provision of $217 million for the second quarter of 2021 compared to an income tax benefit of $235 million for the second quarter of 2020, primarily due to increased pretax income.  The net effective tax rate for the second quarter of 2021 decreased to 19% from 21% for the second quarter of 2020, mostly due to certain tax benefits related to EOG's exiting of its Canadian operations.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Operating Revenues. During the first six months of 2021, operating revenues increased $2,012 million, or 35%, to $7,833 million from $5,821 million for the same period of 2020. Total wellhead revenues for the first six months of 2021 increased $3,375 million, or 103%, to $6,660 million from $3,285 million for the same period of 2020. During the first six months of 2021, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $794 million compared to net gains of $1,079 million for the same period of 2020. Gathering, processing and marketing revenues for the first six months of 2021 increased $469 million, or 33%, to $1,870 million from $1,401 million for the same period of 2020. Net gains on asset dispositions were $45 million for the first six months of 2021 compared to net gains of $30 million for the same period of 2020.

Wellhead volume and price statistics for the six-month periods ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Crude Oil and Condensate Volumes (MBbld)
United States	437.8	406.8
Trinidad	2.0	0.3
Other International	—	0.1
Total	439.8	407.2
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$62.22	$36.17
Trinidad	52.57	27.75
Other International	42.36	53.41
Composite	62.18	36.16
Natural Gas Liquids Volumes (MBbld)
United States	131.5	131.2
Total	131.5	131.2
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$28.62	$10.65
Composite	28.62	10.65
Natural Gas Volumes (MMcfd)
United States	1,150	1,039
Trinidad	225	188
Other International	19	35
Total	1,394	1,262
Average Natural Gas Prices ($/Mcf) (1)
United States	$4.19	$1.32
Trinidad	3.37	2.15
Other International	5.67	4.34
Composite	4.08	1.53
Crude Oil Equivalent Volumes (MBoed)
United States	761.0	711.1
Trinidad	39.5	31.6
Other International	3.1	6.1
Total	803.6	748.8

Total MMBoe	145.4	136.3

(1)    Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

Wellhead crude oil and condensate revenues for the first six months of 2021 increased $2,270 million, or 85%, to $4,950 million from $2,680 million for the same period of 2020 due to a higher composite average price ($2,071 million) and an increase of 33 MBbld, or 8%, in wellhead crude oil and condensate production ($199 million). Increased production was primarily due to increases in the Permian Basin and the Rocky Mountain area, partially offset by decreased production in the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first six months of 2021 increased 72% to $62.18 per barrel compared to $36.16 per barrel for the same period of 2020.

NGL revenues for the first six months of 2021 increased $427 million, or 168%, to $681 million from $254 million for the same period of 2020 due to a higher composite average price. EOG's composite NGL price for the first six months of 2021 increased 169% to $28.62 per barrel compared to $10.65 per barrel for the same period of 2020.

Wellhead natural gas revenues for the first six months of 2021 increased $678 million, or 193%, to $1,029 million from $351 million for the same period of 2020. The increase was due to a higher composite wellhead natural gas price ($644 million) and an increase in natural gas deliveries ($34 million). Natural gas deliveries for the first six months of 2021 increased 132 MMcfd, or 10%, compared to the same period of 2020 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas volumes in Trinidad and the Rocky Mountain area, partially offset by lower natural gas volumes associated with the disposition of the Marcellus Shale assets in the third quarter of 2020 and lower deliveries in South Texas. EOG's composite wellhead natural gas price for the first six months of 2021 increased 167% to $4.08 per Mcf compared to $1.53 per Mcf for the same period of 2020.

During the first six months of 2021, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $794 million compared to net gains of $1,079 million for the same period of 2020. During the first six months of 2021, net cash paid for settlements of financial commodity derivative contracts was $223 million compared to net cash received from settlements of financial commodity derivative contracts of $724 million for the same period of 2020.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2021 increased $194 million as compared to the same period of 2020 primarily due to higher margins on crude oil marketing activities, partially offset by lower margins on natural gas marketing activities. The margin on crude oil marketing activities for the first six months of 2020 was negatively impacted by the price decline for crude oil in inventory awaiting delivery to customers and EOG's decision early in the second quarter of 2020 to reduce commodity price volatility by selling May and June 2020 deliveries under fixed price arrangements.

Operating and Other Expenses. For the first six months of 2021, operating expenses of $5,730 million were $1,120 million lower than the $6,850 million incurred during the same period of 2020. The following table presents the costs per Boe for the six-month periods ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Lease and Well	$3.71	$4.22
Transportation Costs	2.86	2.64
Gathering and Processing Costs	1.84	1.65
DD&A -
Oil and Gas Properties	11.96	12.03
Other Property, Plant and Equipment	0.51	0.49
G&A	1.58	1.81
Interest Expense, Net	0.63	0.73
Total (1)	$23.09	$23.57

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, G&A and net interest expense for the six months ended June 30, 2021, compared to the same period of 2020 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $540 million for the first six months of 2021 decreased $35 million from $575 million for the same prior year period primarily due to decreased operating and maintenance costs in the United States ($22 million) and Canada ($5 million) and decreased lease and well administrative expenses in the United States ($8 million).

Transportation costs of $416 million for the first six months of 2021 increased $56 million from $360 million for the same prior year period primarily due to increased transportation costs related to production from the Permian Basin ($62 million) and the Rocky Mountain area ($7 million), partially offset by decreased transportation costs related to production from the Eagle Ford ($10 million).

Gathering and processing costs of $267 million for the first six months of 2021 increased $42 million compared to the same prior year period primarily due to increased gathering and processing fees related to production from the Permian Basin ($17 million) and the Rocky Mountain area ($10 million) and increased operating and maintenance expenses related to production from the Rocky Mountain area ($5 million) and the Permian Basin ($5 million).

DD&A expenses for the first six months of 2021 increased $107 million to $1,814 million from $1,707 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2021 were $99 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($102 million) and in Trinidad ($7 million) and higher unit rates in Trinidad ($10 million), partially offset by lower unit rates in the United States ($16 million). Unit rates in the United States decreased primarily due to reserves added at lower costs as a result of increased efficiencies. DD&A expenses associated with other property, plant and equipment for the first six months of 2021 were $8 million higher than the same prior year period primarily due to an increase in expense related to storage assets.

G&A expenses of $230 million for the first six months of 2021 decreased $16 million from $246 million for the same prior year period primarily due to decreased idle equipment and termination fees.

Interest expense, net of $92 million for the first six months of 2021 decreased $7 million compared to the same prior year period primarily due to repayment in February 2021 of the $750 million aggregate principal amount of 4.100% Senior Notes due 2021 ($13 million), repayment in June 2020 of the $500 million aggregate principal amount of 4.40% Senior Notes due 2020 ($9 million) and repayment in April 2020 of the $500 million aggregate principal amount of 2.45% Senior Notes due 2020 ($3 million), partially offset by the issuance in April 2020 of the $750 million aggregate principal amount of 4.950% Senior Notes due 2050 ($11 million) and issuance in April 2020 of the $750 million aggregate principal amount of 4.375% Senior Notes due 2030 ($10 million).

The following table represents impairments for the six-month periods ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30,
	2021	2020
Proved properties	$—	$1,411
Unproved properties	86	117
Other assets	—	290
Firm commitment contracts	2	60
Total	$88	$1,878

Impairments of proved properties in the first six months of 2020 were primarily due to the decline in commodity prices and were primarily related to the write-down to fair value of legacy and non-core natural gas, crude oil and combo plays in the United States. Impairments of other assets in the first six months of 2020 were primarily for the write-down to fair value of sand and crude-by-rail assets and a commodity price-related write-down of other assets. Impairments of firm commitment contracts in the first six months of 2020 were a result of the decision to exit the Horn River Basin in Canada.

Taxes other than income for the first six months of 2021 increased $216 million to $454 million (6.8% of wellhead revenues) from $238 million (7.2% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($205 million) and decreased state severance tax refunds ($12 million), all in the United States.

Other income (expense), net for the first six months of 2021 increased $20 million compared to the same prior year period primarily due to an increase in deferred compensation expense ($18 million) and decreased interest income ($7 million), partially offset by higher equity income from ammonia plants in Trinidad ($5 million).

EOG recognized an income tax provision of $421 million for the first six months of 2021 compared to an income tax benefit of $214 million for the first six months of 2020, primarily due to increased pretax income. The net effective tax rate for the first six months of 2021 increased to 21% from 19% in the first six months of 2020. The higher effective tax rate is mostly due to taxes attributable to EOG's foreign operations.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2021, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were funds used in operations; exploration and development expenditures; long-term debt repayments; dividend payments to stockholders; net cash paid for settlements of commodity derivative contracts and other property, plant and equipment expenditures. During the first six months of 2021, EOG's cash balance increased $551 million to $3,880 million from $3,329 million at December 31, 2020.

Net cash provided by operating activities of $3,429 million for the first six months of 2021 increased $756 million compared to the same period of 2020 primarily due to an increase in wellhead revenues ($3,375 million) and an increase in gathering, processing and marketing revenues less marketing costs ($194 million), partially offset by net cash used in working capital in the first six months of 2021 ($621 million) compared to net cash provided by working capital in the first six months of 2020 ($552 million), an increase in net cash paid for settlements of financial commodity derivative contracts ($947 million), an unfavorable change in net cash paid for income taxes ($583 million) and an increase in cash operating expenses ($265 million).

Net cash used in investing activities of $1,649 million for the first six months of 2021 decreased $727 million compared to the same period of 2020 due to net cash provided by working capital associated with investing activities in the first six months of 2021 ($145 million) compared to net cash used in working capital associated with investing activities in the first six months of 2020 ($282 million), a decrease in additions to oil and gas properties ($147 million), an increase in proceeds from the sale of assets ($103 million) and a decrease in additions to other property, plant and equipment ($50 million).

Net cash used in financing activities of $1,229 million for the first six months of 2021 included repayments of long-term debt ($750 million), cash dividend payments ($458 million) and repayment of finance lease liabilities ($18 million). Net cash provided by financing activities of $92 million for the first six months of 2020 included net proceeds from the issuance of long-term debt ($1,484 million). Net cash used in financing activities for the first six months of 2020 included repayments of long-term debt ($1,000 million) and cash dividend payments ($384 million).

Total Expenditures. For the year 2021, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $3.7 billion to $4.1 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the six-month periods ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30,
	2021	2020
Expenditure Category
Capital
Exploration and Development Drilling	$1,444	$1,694
Facilities	187	210
Leasehold Acquisitions (1)	104	75
Property Acquisitions (2)	95	51
Capitalized Interest	15	17
Subtotal	1,845	2,047
Exploration Costs	68	67
Dry Hole Costs	24	—
Exploration and Development Expenditures	1,937	2,114
Asset Retirement Costs	48	25
Total Exploration and Development Expenditures	1,985	2,139
Other Property, Plant and Equipment (3)	171	221
Total Expenditures	$2,156	$2,360

(1)    Leasehold acquisitions included $22 million and $48 million for the six-month periods ended June 30, 2021 and 2020, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $3 million and $7 million for the six-month periods ended June 30, 2021 and 2020, respectively, related to non-cash property exchanges.
(3)    Other property, plant and equipment included $74 million and $73 million of non-cash additions for the six-month periods ended June 30, 2021 and 2020, respectively, primarily related to finance lease transactions for storage facilities.

Exploration and development expenditures of $1,937 million for the first six months of 2021 were $177 million lower than the same period of 2020 primarily due to decreased exploration and development drilling expenditures in the United States ($242 million) and Trinidad ($16 million) and decreased facilities expenditures ($23 million), partially offset by increased property acquisitions ($44 million), increased leasehold acquisitions ($29 million) and increased exploration and development expenditures in Other International ($8 million). Exploration and development expenditures for the first six months of 2021 of $1,937 million consisted of $1,630 million in development drilling and facilities, $197 million in exploration, $95 million in property acquisitions and $15 million in capitalized interest. Exploration and development expenditures for the first six months of 2020 of $2,114 million consisted of $1,840 million in development drilling and facilities, $206 million in exploration, $51 million in property acquisitions and $17 million in capitalized interest.

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

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at June 30, 2021, as a net liability of $410 million.

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts as of July 30, 2021. Crude oil and NGL volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January 2021 (closed)	NYMEX West Texas Intermediate (WTI)	151	$50.06
February - March 2021 (closed)	NYMEX WTI	201	51.29
April - June 2021 (closed)	NYMEX WTI	150	51.68
July 2021 (closed)	NYMEX WTI	150	52.71
August - September 2021	NYMEX WTI	150	52.71
January - March 2022	NYMEX WTI	140	65.58
April - June 2022	NYMEX WTI	140	65.62
July - September 2022	NYMEX WTI	100	64.98
October - December 2022	NYMEX WTI	40	63.71

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

February 2021 (closed)	NYMEX WTI Roll Differential (1)	30	$0.11
March - August 2021 (closed)	NYMEX WTI Roll Differential (1)	125	0.17
September - December 2021	NYMEX WTI Roll Differential (1)	125	0.17
January - December 2022	NYMEX WTI Roll Differential (1)	125	0.15
_________________
(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

NGL Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - July 2021 (closed)	Mont Belvieu Propane (non-Tet)	15	$29.44
August - December 2021	Mont Belvieu Propane (non-Tet)	15	29.44

Natural Gas Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - March 2021 (closed)	NYMEX Henry Hub	500	$2.99	500	$2.43
April - August 2021 (closed)	NYMEX Henry Hub	500	2.99	570	2.81
September 2021	NYMEX Henry Hub	500	2.99	570	2.81
October - December 2021	NYMEX Henry Hub	500	2.99	500	2.83
January - December 2022 (closed) (1)	NYMEX Henry Hub	20	2.75	—	—
January - December 2022	NYMEX Henry Hub	100	2.93	—	—
January - December 2023	NYMEX Henry Hub	100	2.93	—	—
January - December 2024	NYMEX Henry Hub	100	2.93	—	—
January - December 2025	NYMEX Henry Hub	100	2.93	—	—
April - August 2021 (closed)	Japan Korea Marker (JKM)	70	6.65	—	—
September 2021	JKM	70	6.65	—	—
_________________
(1)    In January 2021, EOG executed the early termination provision granting EOG the right to terminate all of its 2022 natural gas price swap contracts which were open at that time. EOG received net cash of $0.6 million for the settlement of these contracts.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to recent amendments to this item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter ended June 30, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)

April 1, 2021 - April 30, 2021	8,071	$74.10	—	6,386,200
May 1, 2021 - May 31, 2021	9,244	80.28	—	6,386,200
June 1, 2021 - June 30, 2021	8,198	85.58	—	6,386,200
Total	25,513	80.03	—

(1)The 25,513 total shares for the quarter ended June 30, 2021, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.
(2)In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the second quarter of 2021, EOG did not repurchase any shares under the Board-authorized repurchase program. EOG last repurchased shares under this program in March 2003.

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

Exhibit No.		Description

10.2	-	Change of Control Agreement by and between EOG and Jeffrey R. Leitzell, effective as of June 17, 2021.

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

95	-	Mine Safety Disclosure Exhibit.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	-	Inline XBRL Schema Document.

*101.CAL	-	Inline XBRL Calculation Linkbase Document.

*101.DEF	-	Inline XBRL Definition Linkbase Document.

*101.LAB	-	Inline XBRL Label Linkbase Document.

*101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months and Six Months ended June 30, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets - June 30, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Six Months Ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2021 and 2020 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 4, 2021	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)