Form 10-Q
period 2021-09-30
EOG RESOURCES INC
filed 2021-11-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	585,089,981	(as of October 28, 2021)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues and Other
Crude Oil and Condensate	$2,929	$1,395	$7,879	$4,075
Natural Gas Liquids	548	185	1,229	439
Natural Gas	568	184	1,597	535
Gains (Losses) on Mark-to-Market Commodity Derivative Contracts	(494)	(4)	(1,288)	1,075
Gathering, Processing and Marketing	1,186	539	3,056	1,940
Gains (Losses) on Asset Dispositions, Net	1	(71)	46	(41)
Other, Net	27	18	79	44
Total	4,765	2,246	12,598	8,067
Operating Expenses
Lease and Well	270	227	810	802
Transportation Costs	219	180	635	540
Gathering and Processing Costs	145	115	412	340
Exploration Costs	44	38	112	105
Dry Hole Costs	4	13	28	13
Impairments	82	79	170	1,957
Marketing Costs	1,184	523	3,013	2,077
Depreciation, Depletion and Amortization	927	823	2,741	2,530
General and Administrative	142	125	372	371
Taxes Other Than Income	277	126	731	364
Total	3,294	2,249	9,024	9,099
Operating Income (Loss)	1,471	(3)	3,574	(1,032)
Other Income, Net	6	3	—	17
Income (Loss) Before Interest Expense and Income Taxes	1,477	—	3,574	(1,015)
Interest Expense, Net	48	53	140	152
Income (Loss) Before Income Taxes	1,429	(53)	3,434	(1,167)
Income Tax Provision (Benefit)	334	(11)	755	(225)
Net Income (Loss)	$1,095	$(42)	$2,679	$(942)
Net Income (Loss) Per Share
Basic	$1.88	$(0.07)	$4.62	$(1.63)
Diluted	$1.88	$(0.07)	$4.59	$(1.63)
Average Number of Common Shares
Basic	581	579	580	579
Diluted	584	579	584	579
Comprehensive Income (Loss)
Net Income (Loss)	$1,095	$(42)	$2,679	$(942)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	2	(3)	(1)	(3)
Other, Net of Tax	—	—	—	—
Other Comprehensive Income (Loss)	2	(3)	(1)	(3)
Comprehensive Income (Loss)	$1,097	$(45)	$2,678	$(945)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$4,293	$3,329
Accounts Receivable, Net	2,154	1,522
Inventories	521	629
Assets from Price Risk Management Activities	18	65
Income Taxes Receivable	—	23
Other	363	294
Total	7,349	5,862
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	67,024	64,793
Other Property, Plant and Equipment	4,694	4,479
Total Property, Plant and Equipment	71,718	69,272
Less: Accumulated Depreciation, Depletion and Amortization	(43,173)	(40,673)
Total Property, Plant and Equipment, Net	28,545	28,599
Deferred Income Taxes	14	2
Other Assets	1,264	1,342
Total Assets	$37,172	$35,805
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,972	$1,681
Accrued Taxes Payable	492	206
Dividends Payable	240	217
Liabilities from Price Risk Management Activities	238	—
Current Portion of Long-Term Debt	38	781
Current Portion of Operating Lease Liabilities	250	295
Other	254	280
Total	3,484	3,460

Long-Term Debt	5,079	5,035
Other Liabilities	2,214	2,149
Deferred Income Taxes	4,630	4,859
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 585,361,866 Shares Issued at September 30, 2021 and 583,694,850 Shares Issued at December 31, 2020	206	206
Additional Paid in Capital	6,058	5,945
Accumulated Other Comprehensive Loss	(13)	(12)
Retained Earnings	15,542	14,170
Common Stock Held in Treasury, 371,249 Shares at September 30, 2021 and 124,265 Shares at December 31, 2020	(28)	(7)
Total Stockholders' Equity	21,765	20,302
Total Liabilities and Stockholders' Equity	$37,172	$35,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2021	$206	$6,017	$(15)	$14,689	$(16)	$20,881
Net Income	—	—	—	1,095	—	1,095
Common Stock Dividends Declared, $0.4125 Per Share	—	—	—	(242)	—	(242)
Other Comprehensive Income	—	—	2	—	—	2
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Change in Treasury Stock - Stock Compensation Plans, Net	—	(5)	—	—	(17)	(22)
Restricted Stock and Restricted Stock Units, Net	—	(5)	—	—	5	—
Stock-Based Compensation Expenses	—	51	—	—	—	51
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at September 30, 2021	$206	$6,058	$(13)	$15,542	$(28)	$21,765

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2020	$206	$5,886	$(5)	$14,312	$(11)	$20,388
Net Loss	—	—	—	(42)	—	(42)
Common Stock Dividends Declared, $0.375 Per Share	—	—	—	(219)	—	(219)
Other Comprehensive Loss	—	—	(3)	—	—	(3)
Change in Treasury Stock - Stock Compensation Plans, Net	—	—	—	—	(10)	(10)
Restricted Stock and Restricted Stock Units, Net	—	(3)	—	—	3	—
Stock-Based Compensation Expenses	—	33	—	—	—	33
Treasury Stock Issued as Compensation	—	—	—	—	1	1
Balance at September 30, 2020	$206	$5,916	$(8)	$14,051	$(17)	$20,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2020	$206	$5,945	$(12)	$14,170	$(7)	$20,302
Net Income	—	—	—	2,679	—	2,679
Common Stock Dividends Declared, $2.2375 Per Share	—	—	—	(1,307)	—	(1,307)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Common Stock Issued Under Stock Plans	—	9	—	—	—	9
Change in Treasury Stock - Stock Compensation Plans, Net	—	(7)	—	—	(27)	(34)
Restricted Stock and Restricted Stock Units, Net	—	(6)	—	—	6	—
Stock-Based Compensation Expenses	—	117	—	—	—	117
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at September 30, 2021	$206	$6,058	$(13)	$15,542	$(28)	$21,765

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2019	$206	$5,817	$(5)	$15,649	$(27)	$21,640
Net Loss	—	—	—	(942)	—	(942)
Common Stock Dividends Declared, $1.125 Per Share	—	—	—	(656)	—	(656)
Other Comprehensive Loss	—	—	(3)	—	—	(3)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(7)	—	—	1	(6)
Restricted Stock and Restricted Stock Units, Net	—	(7)	—	—	7	—
Stock-Based Compensation Expenses	—	113	—	—	—	113
Treasury Stock Issued as Compensation	—	—	—	—	2	2
Balance at September 30, 2020	$206	$5,916	$(8)	$14,051	$(17)	$20,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$2,679	$(942)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,741	2,530
Impairments	170	1,957
Stock-Based Compensation Expenses	117	113
Deferred Income Taxes	(244)	(241)
(Gains) Losses on Asset Dispositions, Net	(46)	41
Other, Net	15	2
Dry Hole Costs	28	13
Mark-to-Market Commodity Derivative Contracts
Total (Gains) Losses	1,288	(1,075)
Net Cash Received from (Payments for) Settlements of Commodity Derivative Contracts	(516)	999
Other, Net	8	(1)
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(639)	931
Inventories	95	92
Accounts Payable	115	(1,222)
Accrued Taxes Payable	286	12
Other Assets	(55)	415
Other Liabilities	(317)	(13)
Changes in Components of Working Capital Associated with Investing Activities	(100)	276
Net Cash Provided by Operating Activities	5,625	3,887
Investing Cash Flows
Additions to Oil and Gas Properties	(2,689)	(2,459)
Additions to Other Property, Plant and Equipment	(147)	(165)
Proceeds from Sales of Assets	154	189
Changes in Components of Working Capital Associated with Investing Activities	100	(276)
Net Cash Used in Investing Activities	(2,582)	(2,711)
Financing Cash Flows
Long-Term Debt Borrowings	—	1,484
Long-Term Debt Repayments	(750)	(1,000)
Dividends Paid	(1,278)	(601)
Treasury Stock Purchased	(33)	(15)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	9	8
Debt Issuance Costs	—	(3)
Repayment of Finance Lease Liabilities	(27)	(13)
Net Cash Used in Financing Activities	(2,079)	(140)
Effect of Exchange Rate Changes on Cash	—	2
Increase in Cash and Cash Equivalents	964	1,038
Cash and Cash Equivalents at Beginning of Period	3,329	2,028
Cash and Cash Equivalents at End of Period	$4,293	$3,066

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

Effective January 1, 2021, EOG adopted the provisions of Accounting Standards Update (ASU) 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes" (ASU 2019-12). ASU 2019-12 amends certain aspects of accounting for income taxes, including the removal of specific exceptions within existing U.S. GAAP related to the incremental approach for intraperiod tax allocation and updates to the general methodology for calculating income taxes in interim periods, among other changes. ASU 2019-12 also requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, among other requirements. The effects of ASU 2019-12 applicable to EOG were all required on a prospective basis. There was no impact upon adoption of ASU 2019-12 to EOG's consolidated financial statements or related disclosures.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2020 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease and Well	$11	$9	$36	$39
Gathering and Processing Costs	1	—	2	1
Exploration Costs	4	1	15	15
General and Administrative	35	23	64	58
Total	$51	$33	$117	$113

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provided for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and other stock-based awards.

EOG's stockholders approved the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan) at the 2021 Annual Meeting of Stockholders. Therefore, no further grants were made from the 2008 Plan from and after the April 29, 2021 effective date of the 2021 Plan. The 2021 Plan provides for grants of stock options, SARs, restricted stock and restricted stock units, restricted stock units with performance-based conditions (together with the performance units granted under the 2008 Plan, "Performance Units") and other stock-based awards, up to an aggregate maximum of 20 million shares of common stock, plus any shares that are subject to outstanding awards under the 2008 Plan as of April 29, 2021, that are subsequently canceled, forfeited, expire or are otherwise not issued or are settled in cash. Under the 2021 Plan, grants may be made to employees and non-employee members of EOG's Board of Directors (Board). EOG's policy is to issue shares related to 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

At September 30, 2021, approximately 17 million shares of common stock remained available for grant under the 2021 Plan.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $20 million and $23 million during the three months ended September 30, 2021 and 2020, respectively, and $39 million and $52 million during the nine months ended September 30, 2021 and 2020, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2021 and 2020 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted Average Fair Value of Grants	$24.92	$11.06	$18.15	$18.96
Expected Volatility	42.24%	44.46%	51.23%	55.53%
Risk-Free Interest Rate	0.50%	0.21%	0.07%	0.83%
Dividend Yield	2.25%	3.27%	2.88%	2.35%
Expected Life	5.2 years	5.2 years	0.5 years	0.5 years

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2021 and 2020 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	10,186	$84.08	9,395	$94.53
Granted	1,976	81.66	1,993	37.62
Exercised (1)	(448)	64.18	(23)	69.59
Forfeited	(984)	98.64	(1,077)	88.54
Outstanding at September 30 (2)	10,730	$83.13	10,288	$84.19
Vested or Expected to Vest (3)	10,407	$83.65	9,963	$84.86
Exercisable at September 30 (4)	6,906	$92.39	6,389	$96.53

(1)The total intrinsic value of stock options/SARs exercised during the nine months ended September 30, 2021 and 2020 was $8 million and $0.4 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at September 30, 2021 and 2020 was $95 million and $0.01 million, respectively. At September 30, 2021 and 2020, the weighted average remaining contractual life was 4.3 years and 4.5 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2021 and 2020 was $90 million and $0.01 million, respectively. At September 30, 2021 and 2020, the weighted average remaining contractual life was 4.3 years and 4.5 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at September 30, 2021 and 2020 was $38 million and zero, respectively. At September 30, 2021 and 2020, the weighted average remaining contractual life was 3.2 years and 3.4 years, respectively.

At September 30, 2021, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $69 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.3 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $20 million and $4 million for the three months ended September 30, 2021 and 2020, respectively, and $65 million and $53 million for the nine months ended September 30, 2021 and 2020, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2021 and 2020 (shares and units in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,742	$74.97	4,546	$90.16
Granted	1,409	81.44	1,440	38.16
Released (1)	(1,321)	101.63	(1,139)	85.94
Forfeited	(65)	68.49	(63)	90.00
Outstanding at September 30 (2)	4,765	$69.58	4,784	$75.51

(1)The total intrinsic value of restricted stock and restricted stock units released during the nine months ended September 30, 2021 and 2020 was $104 million and $45 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2021 and 2020 was $383 million and $172 million, respectively.

At September 30, 2021, unrecognized compensation expense related to restricted stock and restricted stock units totaled $224 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.8 years.

Performance Units. EOG grants Performance Units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the Performance Units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Units granted could be outstanding. The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $11 million and $6 million for the three months ended September 30, 2021 and 2020, respectively, and $13 million and $8 million for the nine months ended September 30, 2021 and 2020, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the nine-month periods ended September 30, 2021 and 2020 (units in thousands):

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	613		$88.38	598	$103.91
Granted	222		90.94	172	42.77
Granted for Performance Multiple (1)	19		113.81	66	119.10
Released (2)	(175)		113.06	(223)	103.87
Forfeited	—		—	—	—
Outstanding at September 30 (3)	679	(4)	$83.59	613	$88.38

(1)Upon completion of the Performance Period for the Performance Units granted in 2017 and 2016, a performance multiple of 125% and 150%, respectively, was applied to each of the grants resulting in additional grants of Performance Units in February 2021 and February 2020, respectively.
(2)The total intrinsic value of Performance Units released was $13 million for both the nine months ended September 30, 2021 and 2020. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(3)The total intrinsic value of Performance Units outstanding at September 30, 2021 and 2020 was approximately $55 million and $22 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 1,358 Performance Units could be outstanding.

At September 30, 2021, unrecognized compensation expense related to Performance Units totaled $15 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.1 years.

3.    Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the three-month and nine-month periods ended September 30, 2021 and 2020 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for Basic and Diluted Earnings Per Share -
Net Income (Loss)	$1,095	$(42)	$2,679	$(942)
Denominator for Basic Earnings Per Share -
Weighted Average Shares	581	579	580	579
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	—	1	—
Restricted Stock/Units and Performance Units	2	—	3	—
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	584	579	584	579
Net Income (Loss) Per Share
Basic	$1.88	$(0.07)	$4.62	$(1.63)
Diluted	$1.88	$(0.07)	$4.59	$(1.63)

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The diluted earnings per share calculation excludes stock option, SAR, restricted stock, restricted stock unit, Performance Unit and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were 7 million shares for both the three and nine months ended September 30, 2021, and 9 million shares for both the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2020, 5 million shares underlying grants of restricted stock, restricted stock units and Performance Units were excluded.

4.    Supplemental Cash Flow Information

Net cash paid (received) for interest and income taxes was as follows for the nine-month periods ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended September 30,
	2021	2020
Interest (1)	$134	$152
Income Taxes, Net of Refunds Received	$775	$(263)

(1)Net of capitalized interest of $24 million for both the nine months ended September 30, 2021 and 2020.

EOG's accrued capital expenditures at September 30, 2021 and 2020 were $405 million and $244 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2021 and 2020, included additions of $41 million and $135 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the nine months ended September 30, 2021 and 2020, also included additions of $74 million and $73 million, respectively, to EOG's other property, plant and equipment made in connection with finance lease transactions for storage facilities.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues and Other
United States	$4,692	$2,196	$12,293	$7,913
Trinidad	72	35	229	111
Other International (1)	1	15	76	43
Total	$4,765	$2,246	$12,598	$8,067
Operating Income (Loss)
United States (2)	$1,455	$(16)	$3,422	$(990)
Trinidad	37	12	121	35
Other International (1) (3)	(21)	1	31	(77)
Total	1,471	(3)	3,574	(1,032)
Reconciling Items
Other Income, Net	6	3	—	17
Interest Expense, Net	(48)	(53)	(140)	(152)
Income (Loss) Before Income Taxes	$1,429	$(53)	$3,434	$(1,167)

(1)    Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020.
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
(3)    EOG recorded pretax impairment charges of $13 million and zero for the three months ended September 30, 2021 and 2020, respectively, and $15 million and $79 million for the nine months ended September 30, 2021 and 2020, respectively, for proved oil and gas properties and firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada.

Total assets by reportable segment are presented below at September 30, 2021 and December 31, 2020 (in millions):

	At September 30, 2021	At December 31, 2020
Total Assets
United States	$36,330	$35,048
Trinidad	597	546
Other International (1)	245	211
Total	$37,172	$35,805

(1)    Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended September 30,
	2021	2020
Carrying Amount at January 1	$1,217	$1,111
Liabilities Incurred	55	29
Liabilities Settled (1)	(83)	(38)
Accretion	33	35
Revisions	(7)	52
Carrying Amount at September 30	$1,215	$1,189

Current Portion	$54	$50
Noncurrent Portion	$1,161	$1,139

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2021, are presented below (in millions):

Nine Months Ended September 30, 2021
Balance at January 1	$29
Additions Pending the Determination of Proved Reserves	48
Reclassifications to Proved Properties	(4)
Costs Charged to Expense (1)	(12)
Balance at September 30	$61

(1)Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

Nine Months Ended September 30, 2021
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$46
Capitalized exploratory well costs that have been capitalized for a period greater than one year (1)	15
Balance at September 30	$61

Number of exploratory wells that have been capitalized for a period greater than one year	1

(1)Consists of costs related to a project in Trinidad at September 30, 2021.

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

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $36 million and $31 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at September 30, 2021 and December 31, 2020, and did not utilize any commercial paper borrowings during the nine months ended September 30, 2021 and 2020.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At September 30, 2021, EOG was in compliance with this financial covenant. At September 30, 2021 and December 31, 2020, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at September 30, 2021, would have been 0.98% and 3.25%, respectively.

On February 1, 2021, EOG repaid upon maturity the $750 million aggregate principal amount of its 4.100% Senior Notes due 2021.

Common Stock. On February 25, 2021, EOG's Board increased the quarterly cash dividend on the common stock from the previous $0.375 per share to $0.4125 per share, effective beginning with the dividend paid on April 30, 2021, to stockholders of record as of April 16, 2021. On May 6, 2021, EOG's Board declared a special cash dividend on the common stock of $1.00 per share in addition to a quarterly dividend of $0.4125 per share. Both the special cash dividend and the quarterly cash dividend were paid on July 30, 2021 to stockholders of record as of July 16, 2021.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On November 4, 2021, EOG's Board (i) increased the quarterly cash dividend on the common stock from the previous $0.4125 per share to $0.75 per share, effective beginning with the dividend to be paid on January 28, 2022, to stockholders of record as of January 14, 2022, (ii) declared a second special cash dividend on the common stock of $2.00 per share, payable on December 30, 2021, to stockholders of record as of December 15, 2021, (iii) established a new share repurchase authorization to allow for the repurchase by EOG of up to $5 billion of the common stock and (iv) revoked and terminated the share repurchase authorization established by the Board in September 2001.

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2020 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2021
Financial Assets:
Natural Gas Swaps	$—	$21	$—	$21
Financial Liabilities:
Natural Gas Swaps	—	329	—	329
Crude Oil Swaps	—	226	—	226
Crude Oil Roll Differential Swaps	—	32	—	32
Natural Gas Liquids Swaps	—	43	—	43

At December 31, 2020
Financial Assets:
Natural Gas Swaps	$—	$66	$—	$66
Financial Liabilities:
Crude Oil Roll Differential Swaps	—	1	—	1

See Note 12 for the balance sheet amounts and classification of EOG's financial derivative instruments at September 30, 2021 and December 31, 2020.

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

At September 30, 2021 and December 31, 2020, respectively, EOG had outstanding $4,890 million and $5,640 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $5,609 million and $6,505 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts as of September 30, 2021. Crude oil and NGL volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl). Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January 2021 (closed)	New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI)	151	$50.06
February - March 2021 (closed)	NYMEX WTI	201	51.29
April - June 2021 (closed)	NYMEX WTI	150	51.68
July - September 2021 (closed)	NYMEX WTI	150	52.71
January - March 2022	NYMEX WTI	140	65.58
April - June 2022	NYMEX WTI	140	65.62
July - September 2022	NYMEX WTI	140	65.59
October - December 2022	NYMEX WTI	140	65.68
January - March 2023	NYMEX WTI	60	66.21

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

February 2021 (closed)	NYMEX WTI Roll Differential (1)	30	$0.11
March - October 2021 (closed)	NYMEX WTI Roll Differential (1)	125	0.17
November - December 2021	NYMEX WTI Roll Differential (1)	125	0.17
January - December 2022	NYMEX WTI Roll Differential (1)	125	0.15

(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NGL Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - September 2021 (closed)	Mont Belvieu Propane (non-Tet)	15	$29.44
October - December 2021	Mont Belvieu Propane (non-Tet)	15	29.44

Natural Gas Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted AveragePrice ($/MMBtu)	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - March 2021 (closed)	NYMEX Henry Hub	500	$2.99	500	$2.43
April - September 2021 (closed)	NYMEX Henry Hub	500	2.99	570	2.81
October 2021 (closed)	NYMEX Henry Hub	500	2.99	500	2.83
November - December 2021	NYMEX Henry Hub	500	2.99	500	2.83
January - December 2022 (closed) (1)	NYMEX Henry Hub	20	2.75	—	—
January - December 2022	NYMEX Henry Hub	725	3.57	—	—
January - December 2023	NYMEX Henry Hub	725	3.18	—	—
January - December 2024	NYMEX Henry Hub	625	3.06	—	—
January - December 2025	NYMEX Henry Hub	425	3.05	—	—
April - September 2021 (closed)	Japan Korea Marker (JKM)	70	6.65	—	—

(1)    In January 2021, EOG executed the early termination provision granting EOG the right to terminate all of its open 2022 natural gas price swap contracts which were open at that time. EOG received net cash of $0.6 million for the settlement of these contracts.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - December 2022	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
January - December 2023	NYMEX Henry Hub HSC Differential (1)	10	0.00
January - December 2024	NYMEX Henry Hub HSC Differential (1)	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential (1)	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial derivative instruments at September 30, 2021 and December 31, 2020.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2021	December 31, 2020
Asset Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$18	$65
Noncurrent Portion	Other Assets	—	1
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	$238	$—
Noncurrent portion	Other Liabilities (3)	81	1

(1)    The current portion of Assets from Price Risk Management Activities consists of gross assets of $21 million, partially offset by gross liabilities of $3 million, at September 30, 2021.
(2)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $474 million, partially offset by collateral posted with counterparties of $236 million, at September 30, 2021.
(3)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $153 million, partially offset by collateral posted with counterparties of $72 million, at September 30, 2021.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2021 and a net asset position at December 31, 2020. EOG had $308 million of collateral posted and no collateral held at September 30, 2021, and had no collateral posted or held at December 31, 2020.

13.  Acquisitions and Divestitures

During the nine months ended September 30, 2021, EOG paid cash for property acquisitions of $95 million in the United States. Additionally, during the nine months ended September 30, 2021, EOG recognized net gains on asset dispositions of $46 million and received proceeds of approximately $154 million primarily due to the sale of its China operations during the second quarter of 2021.

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

Recent Developments. In 2020, the COVID-19 pandemic and the measures taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. In response, OPEC+, a consortium of OPEC (Organization of Petroleum Exporting Countries) and certain non-OPEC global producers (Russia, Kazakhstan and others), agreed to voluntarily curtail crude oil supplies beginning in April 2020 with a schedule to bring back some of these curtailments through April 2021. Certain other non-OPEC+ countries also curtailed production and/or reduced investments in existing and new crude oil projects. This response started the process of balancing supply with demand.

In 2021, the effects of global COVID-19 mitigation efforts, including extensive global fiscal stimulus and the availability of vaccines, tempered by new COVID-19 variant strains and corresponding containment measures in certain parts of the world, have resulted in overall increased demand for crude oil and condensate, NGLs and natural gas. See ITEM 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 25, 2021 (Annual Report), for further discussion. During 2021, OPEC+ has continued amending their schedule of gradually returning all curtailed production through 2022 in response to expected increases in demand for crude oil.

The continuing rebalancing of crude oil demand and supply resulting from improving or stabilizing conditions in certain economies and financial markets of the world, combined with the continuing actions taken by OPEC+, have had a positive impact on crude oil prices in the first nine months of 2021. Prices for crude oil and condensate and NGLs returned to pre-pandemic levels in the first quarter of 2021, while natural gas prices recovered at the beginning of 2021.

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

For the first nine months of 2021, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $64.85 per barrel and $3.18 per million British thermal units (MMBtu), respectively, representing increases of 69% for both from the average NYMEX prices for the same period in 2020. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component. In February 2021, EOG realized higher-than-average daily prices on certain days for deliveries of natural gas volumes due to disruptions throughout the United States from Winter Storm Uri.

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

During the first nine months of 2021, EOG continued to focus on increasing drilling, completion and operating efficiencies gained in prior years. Such efficiencies, combined with new innovation, resulted in lower drilling and completion costs. Winter Storm Uri negatively impacted Lease and Well, Transportation and Gathering and Processing Costs in the first quarter of 2021. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 75% and 76% of EOG's United States production during the first nine months of 2021 and 2020, respectively. During the first nine months of 2021, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas. EOG faced interruptions to sales in certain markets due to disruptions throughout the United States from Winter Storm Uri in the first quarter of 2021.

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

In March 2021, EOG signed a farmout agreement with Heritage, which allows EOG to earn a 65% working interest in a portion of the contract area (EOG Area) governed by the Trinidad Northern Area License. The EOG Area is located offshore the southwest coast of Trinidad. EOG is currently planning and preparing to drill one net exploratory well in the first half of 2022. EOG continues to make progress on the design and fabrication of a platform and related facilities for its previously announced discovery in the Modified U(a) Block.

Other International. In the Sultanate of Oman, a Royal Decree was issued on March 9, 2021, and EOG became a participant in the Exploration and Production Sharing Agreement for Block 49, holding a 50% working interest. EOG's partner in Block 49 completed the drilling and testing of one gross exploratory well in the first quarter of 2021. The results are currently being evaluated. In Block 36, where EOG holds a 100% working interest, drilling commenced on one exploratory well in the third quarter of 2021. EOG plans to drill one additional exploratory well in Block 36 by the end of 2021.

In Australia, a subsidiary of EOG entered into a purchase and sale agreement in April 2021 to acquire a 100% interest in the WA-488-P Block, located offshore Western Australia. The purchase and sale agreement is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

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

2021 Capital and Operating Plan. Total 2021 capital expenditures are estimated to range from approximately $3.8 billion to $4.0 billion, including facilities and gathering, processing and other expenditures, and excluding acquisitions and non-cash transactions. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will continue to be focused on United States crude oil drilling activity in its Delaware Basin play, Eagle Ford play and Rocky Mountain area where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and lower drilling and completion costs through efficiency gains, new innovation and initiatives to manage procurement and service costs. In addition, EOG has spent, and expects to continue to spend, a portion of its 2021 capital expenditures on leasing acreage and evaluating new prospects.

Full-year 2021 total crude oil production is expected to remain at fourth quarter 2020 levels. Further, EOG expects to continue to focus on reducing operating costs in 2021 through efficiency improvements.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 19% at September 30, 2021 and 22% at December 31, 2020. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On February 1, 2021, EOG repaid upon maturity the $750 million aggregate principal amount of its 4.100% Senior Notes due 2021.

At September 30, 2021, EOG maintained a strong financial and liquidity position, including $4.3 billion of cash and cash equivalents on hand and $2.0 billion of availability under its senior unsecured revolving credit facility.

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Dividend Declarations and Share Repurchase Authorization. On November 4, 2021, EOG's Board (i) increased the quarterly cash dividend on the common stock from the previous $0.4125 per share to $0.75 per share, effective beginning with the dividend to be paid on January 28, 2022, to stockholders of record as of January 14, 2022, (ii) declared a special cash dividend on the common stock of $2.00 per share, payable on December 30, 2021, to stockholders of record as of December 15, 2021, (iii) established a new share repurchase authorization to allow for the repurchase by EOG of up to $5 billion of the common stock and (iv) revoked and terminated the share repurchase authorization established by the Board in September 2001. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for additional discussion.

Results of Operations

The following review of operations for the three months ended September 30, 2021 and 2020 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Operating Revenues and Other. During the third quarter of 2021, operating revenues increased $2,519 million, or 112%, to $4,765 million from $2,246 million for the same period of 2020. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2021 increased $2,281 million, or 129%, to $4,045 million from $1,764 million for the same period of 2020. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $494 million for the third quarter of 2021 compared to net losses of $4 million for the same period of 2020. Gathering, processing and marketing revenues for the third quarter of 2021 increased $647 million, or 120%, to $1,186 million from $539 million for the same period of 2020. Net gains on asset dispositions were $1 million for the third quarter of 2021 compared to net losses of $71 million for the same period of 2020.

Wellhead volume and price statistics for the three-month periods ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021	2020
Crude Oil and Condensate Volumes (MBbld) (1)
United States	448.3	376.6
Trinidad	1.2	1.0
Other International (2)	—	—
Total	449.5	377.6
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$70.88	$40.19
Trinidad	60.19	25.41
Other International (2)	—	25.29
Composite	70.85	40.15
Natural Gas Liquids Volumes (MBbld) (1)
United States	157.9	140.1
Total	157.9	140.1
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$37.72	$14.34
Composite	37.72	14.34
Natural Gas Volumes (MMcfd) (1)
United States	1,210	1,008
Trinidad	212	151
Other International (2)	—	31
Total	1,422	1,190
Average Natural Gas Prices ($/Mcf) (3)
United States	$4.50	$1.49
Trinidad	3.39	2.35
Other International (2)	—	4.73
Composite	4.34	1.68
Crude Oil Equivalent Volumes (MBoed) (4)
United States	807.9	684.7
Trinidad	36.5	26.2
Other International (2)	—	5.1
Total	844.4	716.0

Total MMBoe (4)	77.7	65.9

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

Wellhead crude oil and condensate revenues for the third quarter of 2021 increased $1,534 million, or 110%, to $2,929 million from $1,395 million for the same period of 2020. The increase was due to a higher composite average price ($1,266 million) and an increase of 71.9 MBbld, or 19%, in wellhead crude oil and condensate production ($268 million). Increased production was primarily in the Permian Basin and the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the third quarter of 2021 increased 76% to $70.85 per barrel compared to $40.15 per barrel for the same period of 2020.

NGL revenues for the third quarter of 2021 increased $363 million, or 196%, to $548 million from $185 million for the same period of 2020 due to a higher composite average price ($340 million) and an increase of 17.8 MBbld, or 13%, in NGL deliveries ($23 million). Increased production was primarily in the Permian Basin. EOG's composite NGL price for the third quarter of 2021 increased 163% to $37.72 per barrel compared to $14.34 per barrel for the same period of 2020.

Wellhead natural gas revenues for the third quarter of 2021 increased $384 million, or 209%, to $568 million from $184 million for the same period of 2020. The increase was due to a higher average composite price ($347 million) and an increase in natural gas deliveries ($37 million). Natural gas deliveries for the third quarter of 2021 increased 232 MMcfd, or 19%, compared to the same period of 2020 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas volumes in Trinidad, partially offset by lower natural gas volumes associated with the disposition of the Marcellus Shale assets in the third quarter of 2020, lower deliveries in South Texas and lower natural gas volumes associated with the disposition of the China assets in the second quarter of 2021. EOG's composite wellhead natural gas price for the third quarter of 2021 increased 158% to $4.34 per Mcf compared to $1.68 per Mcf for the same period of 2020.

During the third quarter of 2021, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $494 million compared to net losses of $4 million for the same period of 2020. During the third quarter of 2021, net cash paid for settlements of financial commodity derivative contracts was $293 million compared to net cash received from settlements of financial commodity derivative contracts of $275 million for the same period of 2020.

Gathering, processing and marketing revenues are revenues generated from sales of third-party crude oil, NGLs and natural gas, as well as fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand. Purchases and sales of third-party crude oil and natural gas may be utilized in order to balance firm capacity at third-party facilities with production in certain areas and to utilize excess capacity at EOG-owned facilities. EOG sells sand in order to balance the timing of firm purchase agreements with completion operations. Marketing costs represent the costs to purchase third-party crude oil, natural gas and sand and the associated transportation costs, as well as costs associated with EOG-owned sand sold to third parties.

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2021 decreased $14 million as compared to the same period of 2020 primarily due to lower margins on crude oil marketing activities, partially offset by higher margins on natural gas marketing activities.

Operating and Other Expenses.  For the third quarter of 2021, operating expenses of $3,294 million were $1,045 million higher than the $2,249 million incurred during the third quarter of 2020.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Lease and Well	$3.48	$3.45
Transportation Costs	2.82	2.74
Gathering and Processing Costs	1.87	1.74
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	11.47	12.00
Other Property, Plant and Equipment	0.46	0.49
General and Administrative (G&A)	1.83	1.89
Interest Expense, Net	0.62	0.81
Total (1)	$22.55	$23.12

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, G&A and net interest expense for the three months ended September 30, 2021, compared to the same period of 2020, are set forth below. See "Operating Revenues and Other" above for a discussion of wellhead volumes.

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

Lease and well expenses of $270 million for the third quarter of 2021 increased $43 million from $227 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($19 million), increased workovers expenditures in the United States ($15 million) and increased lease and well administrative expenses in the United States ($7 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $219 million for the third quarter of 2021 increased $39 million from $180 million for the same prior year period primarily due to increased transportation costs related to production from the Permian Basin ($29 million) and the Rocky Mountain area ($10 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $30 million to $145 million for the third quarter of 2021 compared to $115 million for the same prior year period primarily due to increased gathering and processing fees ($14 million) and operating and maintenance expense ($8 million), both related to production from the Permian Basin.

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

DD&A expenses for the third quarter of 2021 increased $104 million to $927 million from $823 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2021 were $100 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($137 million) and in Trinidad ($5 million), partially offset by lower unit rates in the United States ($39 million). Unit rates in the United States decreased primarily due to reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $142 million for the third quarter of 2021 increased $17 million from $125 million for the same prior year period primarily due to increased employee-related costs ($20 million) and joint interest billings deemed uncollectible ($5 million), partially offset by decreased idle equipment and termination fees ($13 million).

Interest expense, net of $48 million for the third quarter of 2021 decreased $5 million compared to the same prior year period primarily due to the repayment in February 2021 of the $750 million aggregate principal amount of 4.100% Senior Notes due 2021 ($8 million), partially offset by interest payments for late royalty payments on Oklahoma properties ($3 million).

Exploration costs of $44 million for the third quarter of 2021 increased $6 million from $38 million for the same prior year period due primarily to increased geological and geophysical expenditures in the United States.

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

The following table represents impairments for the third quarter of 2021 and 2020 (in millions):

	Three Months Ended September 30,
	2021	2020
Proved properties	$13	$26
Unproved properties	69	52
Other assets	—	1
Firm commitment contracts	—	—
Total	$82	$79

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2021 increased $151 million to $277 million (6.8% of wellhead revenues) from $126 million (7.2% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($142 million) and increased ad valorem/property taxes ($5 million), all in the United States.

EOG recognized an income tax provision of $334 million for the third quarter of 2021 compared to an income tax benefit of $11 million for the third quarter of 2020, primarily due to increased pretax income.  The net effective tax rate for the third quarter of 2021 increased to 23% from 19% for the third quarter of 2020, mostly due to stock-based compensation tax deficiencies increasing the effective tax rate on pretax income in the third quarter of 2021 and decreasing the effective tax rate on pretax loss in the third quarter of 2020.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Operating Revenues. During the first nine months of 2021, operating revenues increased $4,531 million, or 56%, to $12,598 million from $8,067 million for the same period of 2020. Total wellhead revenues for the first nine months of 2021 increased $5,656 million, or 112%, to $10,705 million from $5,049 million for the same period of 2020. During the first nine months of 2021, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $1,288 million compared to net gains of $1,075 million for the same period of 2020. Gathering, processing and marketing revenues for the first nine months of 2021 increased $1,116 million, or 58%, to $3,056 million from $1,940 million for the same period of 2020. Net gains on asset dispositions were $46 million for the first nine months of 2021 compared to net losses of $41 million for the same period of 2020.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Crude Oil and Condensate Volumes (MBbld)
United States	441.3	396.6
Trinidad	1.7	0.5
Other International	0.1	0.2
Total	443.1	397.3
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$65.18	$37.45
Trinidad	54.33	26.35
Other International	42.36	45.09
Composite	65.14	37.44
Natural Gas Liquids Volumes (MBbld)
United States	140.4	134.2
Total	140.4	134.2
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$32.07	$11.95
Composite	32.07	11.95
Natural Gas Volumes (MMcfd)
United States	1,170	1,029
Trinidad	221	175
Other International	12	34
Total	1,403	1,238
Average Natural Gas Prices ($/Mcf) (1)
United States	$4.30	$1.38
Trinidad	3.38	2.20
Other International	5.67	4.45
Composite	4.17	1.58
Crude Oil Equivalent Volumes (MBoed)
United States	776.8	702.3
Trinidad	38.5	29.8
Other International	2.0	5.7
Total	817.3	737.8

Total MMBoe	223.1	202.2

(1)    Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

Wellhead crude oil and condensate revenues for the first nine months of 2021 increased $3,804 million, or 93%, to $7,879 million from $4,075 million for the same period of 2020 due to a higher composite average price ($3,348 million) and an increase of 45.8 MBbld, or 12%, in wellhead crude oil and condensate production ($456 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford. EOG's composite wellhead crude oil and condensate price for the first nine months of 2021 increased 74% to $65.14 per barrel compared to $37.44 per barrel for the same period of 2020.

NGL revenues for the first nine months of 2021 increased $790 million, or 180%, to $1,229 million from $439 million for the same period of 2020 due to a higher composite average price ($772 million) and an increase of 6.2 MBbld, or 5%, in NGL deliveries ($18 million). Increased production was primarily in the Permian Basin and the Rocky Mountain area, partially offset by decreased production in the Fort Worth Basin Barnett Shale and the Eagle Ford. EOG's composite NGL price for the first nine months of 2021 increased 168% to $32.07 per barrel compared to $11.95 per barrel for the same period of 2020.

Wellhead natural gas revenues for the first nine months of 2021 increased $1,062 million, or 199%, to $1,597 million from $535 million for the same period of 2020. The increase was due to a higher composite wellhead natural gas price ($992 million) and an increase in natural gas deliveries ($70 million). Natural gas deliveries for the first nine months of 2021 increased 165 MMcfd, or 13%, compared to the same period of 2020 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas volumes in Trinidad, partially offset by lower natural gas volumes associated with the disposition of the Marcellus Shale assets in the third quarter of 2020 and lower deliveries in South Texas. EOG's composite wellhead natural gas price for the first nine months of 2021 increased 164% to $4.17 per Mcf compared to $1.58 per Mcf for the same period of 2020.

During the first nine months of 2021, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $1,288 million compared to net gains of $1,075 million for the same period of 2020. During the first nine months of 2021, net cash paid for settlements of financial commodity derivative contracts was $516 million compared to net cash received from settlements of financial commodity derivative contracts of $999 million for the same period of 2020.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2021 increased $180 million as compared to the same period of 2020 primarily due to higher margins on crude oil marketing activities, partially offset by lower margins on natural gas marketing activities. The margin on crude oil marketing activities for the first nine months of 2020 was negatively impacted by the price decline for crude oil in inventory awaiting delivery to customers and EOG's decision early in the second quarter of 2020 to reduce commodity price volatility by selling May and June 2020 deliveries under fixed price arrangements.

Operating and Other Expenses. For the first nine months of 2021, operating expenses of $9,024 million were $75 million lower than the $9,099 million incurred during the same period of 2020. The following table presents the costs per Boe for the nine-month periods ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Lease and Well	$3.63	$3.97
Transportation Costs	2.85	2.67
Gathering and Processing Costs	1.85	1.68
DD&A -
Oil and Gas Properties	11.79	12.02
Other Property, Plant and Equipment	0.49	0.49
G&A	1.67	1.83
Interest Expense, Net	0.63	0.75
Total (1)	$22.91	$23.41

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, and net interest expense for the nine months ended September 30, 2021, compared to the same period of 2020 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $810 million for the first nine months of 2021 increased $8 million from $802 million for the same prior year period primarily due to increased workovers expenditures in the United States ($12 million) and increased operating and maintenance costs in Trinidad ($4 million), partially offset by decreased operating and maintenance costs in Canada ($6 million) and the United States ($3 million).

Transportation costs of $635 million for the first nine months of 2021 increased $95 million from $540 million for the same prior year period primarily due to increased transportation costs related to production from the Permian Basin ($91 million) and the Rocky Mountain area ($17 million), partially offset by decreased transportation costs related to production from the Eagle Ford ($7 million).

Gathering and processing costs of $412 million for the first nine months of 2021 increased $72 million compared to the same prior year period primarily due to increased gathering and processing fees related to production from the Permian Basin ($31 million) and the Rocky Mountain area ($12 million), increased operating and maintenance expenses related to production from the Permian Basin ($13 million) and the Rocky Mountain area ($7 million) and increased gathering and processing general and administrative costs in the United States ($11 million).

DD&A expenses for the first nine months of 2021 increased $211 million to $2,741 million from $2,530 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2021 were $199 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($239 million) and in Trinidad ($11 million) and higher unit rates in Trinidad ($12 million), partially offset by lower unit rates in the United States ($55 million). Unit rates in the United States decreased primarily due to reserves added at lower costs as a result of increased efficiencies. DD&A expenses associated with other property, plant and equipment for the first nine months of 2021 were $11 million higher than the same prior year period primarily due to an increase in expense related to storage assets.

Interest expense, net of $140 million for the first nine months of 2021 decreased $12 million compared to the same prior year period primarily due to the repayment in February 2021 of the $750 million aggregate principal amount of 4.100% Senior Notes due 2021 ($21 million), repayment in June 2020 of the $500 million aggregate principal amount of 4.40% Senior Notes due 2020 ($9 million) and repayment in April 2020 of the $500 million aggregate principal amount of 2.45% Senior Notes due 2020 ($3 million), partially offset by the issuance in April 2020 of the $750 million aggregate principal amount of 4.950% Senior Notes due 2050 ($11 million) and issuance in April 2020 of the $750 million aggregate principal amount of 4.375% Senior Notes due 2030 ($10 million).

Exploration costs of $112 million for the first nine months of 2021 increased $7 million from $105 million for the same prior year period due primarily to increased geological and geophysical expenditures ($9 million), partially offset by decreased general and administrative expenditures ($5 million), all in the United States.

The following table represents impairments for the nine-month periods ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended September 30,
	2021	2020
Proved properties	$13	$1,185
Unproved properties	155	421
Other assets	—	291
Firm commitment contracts	2	60
Total	$170	$1,957

Impairments of proved properties in the first nine months of 2020 were primarily due to the decline in commodity prices and were primarily related to the write-down to fair value of legacy and non-core natural gas, crude oil and combo plays in the United States. Impairments of unproved oil and gas properties included charges of $252 million in the first nine months of 2020 for certain leasehold costs that are no longer expected to be developed before expiration. Impairments of other assets in the first nine months of 2020 were primarily for the write-down to fair value of sand and crude-by-rail assets and a commodity price-related write-down of other assets. Impairments of firm commitment contracts in the first nine months of 2020 were a result of the decision to exit the Horn River Basin in Canada.

Taxes other than income for the first nine months of 2021 increased $367 million to $731 million (6.8% of wellhead revenues) from $364 million (7.2% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($347 million) and decreased state severance tax refunds ($13 million), all in the United States, and increased severance/production taxes in Trinidad ($5 million).

Other income, net for the first nine months of 2021 decreased $17 million compared to the same prior year period primarily due to an increase in deferred compensation expense ($18 million) and decreased interest income ($8 million), partially offset by higher equity income from ammonia plants in Trinidad ($11 million).

EOG recognized an income tax provision of $755 million for the first nine months of 2021 compared to an income tax benefit of $225 million for the first nine months of 2020, primarily due to increased pretax income. The net effective tax rate for the first nine months of 2021 increased to 22% from 19% in the first nine months of 2020. The higher effective tax rate is mostly due to taxes attributable to EOG's foreign operations.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2021, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; long-term debt repayments; net cash paid for settlements of commodity derivative contracts and other property, plant and equipment expenditures. During the first nine months of 2021, EOG's cash balance increased $964 million to $4,293 million from $3,329 million at December 31, 2020.

Net cash provided by operating activities of $5,625 million for the first nine months of 2021 increased $1,738 million compared to the same period of 2020 primarily due to an increase in wellhead revenues ($5,656 million) and an increase in gathering, processing and marketing revenues less marketing costs ($180 million), partially offset by an increase in net cash paid for settlements of financial commodity derivative contracts ($1,515 million), net cash used in working capital in the first nine months of 2021 ($897 million) compared to net cash provided by working capital in the first nine months of 2020 ($467 million), an unfavorable change in net cash paid for income taxes ($1,038 million) and an increase in cash operating expenses ($529 million).

Net cash used in investing activities of $2,582 million for the first nine months of 2021 decreased $129 million compared to the same period of 2020 due to net cash provided by working capital associated with investing activities in the first nine months of 2021 ($100 million) compared to net cash used in working capital associated with investing activities in the first nine months of 2020 ($276 million) and a decrease in additions to other property, plant and equipment ($18 million), partially offset by an increase in additions to oil and gas properties ($230 million) and a decrease in proceeds from the sale of assets ($35 million).

Net cash used in financing activities of $2,079 million for the first nine months of 2021 included cash dividend payments ($1,278 million), repayments of long-term debt ($750 million), purchases of treasury stock in connection with stock compensation plans ($33 million) and repayment of finance lease liabilities ($27 million). Net cash used in financing activities of $140 million for the first nine months of 2020 included repayments of long-term debt ($1,000 million) and cash dividend payments ($601 million), partially offset by net proceeds from the issuance of long-term debt ($1,484 million).

Total Expenditures. For the year 2021, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $3.8 billion to $4.0 billion, excluding acquisitions and non-cash transactions. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended September 30,
	2021	2020
Expenditure Category
Capital
Exploration and Development Drilling	$2,097	$2,072
Facilities	287	248
Leasehold Acquisitions (1)	194	163
Property Acquisitions (2)	99	74
Capitalized Interest	24	24
Subtotal	2,701	2,581
Exploration Costs	112	105
Dry Hole Costs	28	13
Exploration and Development Expenditures	2,841	2,699
Asset Retirement Costs	56	69
Total Exploration and Development Expenditures	2,897	2,768
Other Property, Plant and Equipment (3)	221	238
Total Expenditures	$3,118	$3,006

(1)    Leasehold acquisitions included $37 million and $128 million for the nine-month periods ended September 30, 2021 and 2020, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $4 million and $7 million for the nine-month periods ended September 30, 2021 and 2020, respectively, related to non-cash property exchanges.
(3)    Other property, plant and equipment included $74 million and $73 million of non-cash additions for the nine-month periods ended September 30, 2021 and 2020, respectively, primarily related to finance lease transactions for storage facilities.

Exploration and development expenditures of $2,841 million for the first nine months of 2021 were $142 million higher than the same period of 2020 primarily due to increased exploration and development drilling expenditures in the United States ($47 million) and Other International ($21 million), increased facilities expenditures ($39 million), increased leasehold acquisitions ($31 million) and increased property acquisitions ($25 million), partially offset by decreased exploration and development expenditures in Trinidad ($44 million). Exploration and development expenditures for the first nine months of 2021 of $2,841 million consisted of $2,299 million in development drilling and facilities, $419 million in exploration, $99 million in property acquisitions and $24 million in capitalized interest. Exploration and development expenditures for the first nine months of 2020 of $2,699 million consisted of $2,236 million in development drilling and facilities, $365 million in exploration, $74 million in property acquisitions and $24 million in capitalized interest.

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

The total fair value of EOG's commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at September 30, 2021, as a net liability of $301 million.

Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts as of October 29, 2021. Crude oil and NGL volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January 2021 (closed)	NYMEX West Texas Intermediate (WTI)	151	$50.06
February - March 2021 (closed)	NYMEX WTI	201	51.29
April - June 2021 (closed)	NYMEX WTI	150	51.68
July - September 2021 (closed)	NYMEX WTI	150	52.71
January - March 2022	NYMEX WTI	140	65.58
April - June 2022	NYMEX WTI	140	65.62
July - September 2022	NYMEX WTI	140	65.59
October - December 2022	NYMEX WTI	140	65.68
January - March 2023	NYMEX WTI	150	67.92
April - June 2023	NYMEX WTI	120	67.79
July - September 2023	NYMEX WTI	9	68.00

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

February 2021 (closed)	NYMEX WTI Roll Differential (1)	30	$0.11
March - November 2021 (closed)	NYMEX WTI Roll Differential (1)	125	0.17
December 2021	NYMEX WTI Roll Differential (1)	125	0.17
January - December 2022	NYMEX WTI Roll Differential (1)	125	0.15

(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

NGL Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - October 2021 (closed)	Mont Belvieu Propane (non-Tet)	15	$29.44
November - December 2021	Mont Belvieu Propane (non-Tet)	15	29.44

Natural Gas Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - March 2021 (closed)	NYMEX Henry Hub	500	$2.99	500	$2.43
April - September 2021 (closed)	NYMEX Henry Hub	500	2.99	570	2.81
October - November 2021 (closed)	NYMEX Henry Hub	500	2.99	500	2.83
December 2021	NYMEX Henry Hub	500	2.99	500	2.83
January - December 2022 (closed) (1)	NYMEX Henry Hub	20	2.75	—	—
January - December 2022	NYMEX Henry Hub	725	3.57	—	—
January - December 2023	NYMEX Henry Hub	725	3.18	—	—
January - December 2024	NYMEX Henry Hub	725	3.07	—	—
January - December 2025	NYMEX Henry Hub	725	3.07	—	—
April - September 2021 (closed)	Japan Korea Marker (JKM)	70	6.65	—	—

(1)    In January 2021, EOG executed the early termination provision granting EOG the right to terminate all of its 2022 natural gas price swap contracts which were open at that time. EOG received net cash of $0.6 million for the settlement of these contracts.

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - December 2022	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	140	$0.01
January - December 2023	NYMEX Henry Hub HSC Differential (1)	65	0.00
January - December 2024	NYMEX Henry Hub HSC Differential (1)	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential (1)	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to recent amendments to this item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter ended September 30, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2) (3)

July 1, 2021 - July 31, 2021	6,410	$79.96	—	6,386,200
August 1, 2021 - August 31, 2021	3,547	72.82	—	6,386,200
September 1, 2021 - September 30, 2021	247,167	82.06	—	6,386,200
Total	257,124	81.88	—

(1)The 257,124 total shares for the quarter ended September 30, 2021, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the 10 million aggregate share repurchase authorization by EOG's Board of Directors (Board) discussed below.
(2)In September 2001, the Board authorized the repurchase of up to 10 million shares of EOG's common stock. During the third quarter of 2021, EOG did not repurchase any shares under the Board-authorized repurchase program. EOG last repurchased shares under this program in March 2003.
(3)On November 4, 2021, the Board (i) established a new share repurchase authorization to allow for the repurchase by EOG of up to $5 billion of its common stock and (ii) revoked and terminated the share repurchase authorization established by the Board in September 2001. Under the new authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases, if any, will be at the discretion of EOG's management and will depend on a variety of factors, including the then-trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be held as treasury shares and will be available for general corporate purposes. The new share repurchase authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. No shares have been repurchased under the new authorization as of the date of this filing.

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

10.1	-	Form of Restricted Stock Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan.

10.2	-	Form of Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan.

Exhibit No.		Description

10.3	-	Form of Stock-Settled Stock Appreciation Right Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan.

10.4	-	Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan.

10.5	-
Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement under EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan, by and between EOG and William R. Thomas, effective September 27, 2021.

10.6	-	Form of Non-Employee Director Restricted Stock Unit Award for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan.

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

95	-	Mine Safety Disclosure Exhibit.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	-	Inline XBRL Schema Document.

*101.CAL	-	Inline XBRL Calculation Linkbase Document.

*101.DEF	-	Inline XBRL Definition Linkbase Document.

*101.LAB	-	Inline XBRL Label Linkbase Document.

*101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months and Nine Months ended September 30, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets - September 30, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Nine Months Ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2021 and 2020 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 4, 2021	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)