Form 10-Q
period 2022-03-31
EOG RESOURCES INC
filed 2022-05-05
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	585,713,473	(as of April 28, 2022)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Revenues and Other
Crude Oil and Condensate	$3,889	$2,251
Natural Gas Liquids	681	314
Natural Gas	716	625
Losses on Mark-to-Market Financial Commodity Derivative Contracts	(2,820)	(367)
Gathering, Processing and Marketing	1,469	848
Gains (Losses) on Asset Dispositions, Net	25	(6)
Other, Net	23	29
Total	3,983	3,694
Operating Expenses
Lease and Well	318	270
Transportation Costs	228	202
Gathering and Processing Costs	144	139
Exploration Costs	45	33
Dry Hole Costs	3	11
Impairments	55	44
Marketing Costs	1,283	838
Depreciation, Depletion and Amortization	847	900
General and Administrative	124	110
Taxes Other Than Income	390	215
Total	3,437	2,762
Operating Income	546	932
Other Expense, Net	(1)	(4)
Income Before Interest Expense and Income Taxes	545	928
Interest Expense, Net	48	47
Income Before Income Taxes	497	881
Income Tax Provision	107	204
Net Income	$390	$677
Net Income Per Share
Basic	$0.67	$1.17
Diluted	$0.67	$1.16
Average Number of Common Shares
Basic	582	580
Diluted	586	583
Comprehensive Income
Net Income	$390	$677
Other Comprehensive Loss
Foreign Currency Translation Adjustments	(1)	(2)
Other, Net of Tax	—	—
Other Comprehensive Loss	(1)	(2)
Comprehensive Income	$389	$675

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$4,009	$5,209
Accounts Receivable, Net	3,213	2,335
Inventories	586	584
Other	671	456
Total	8,479	8,584
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	65,408	67,644
Other Property, Plant and Equipment	4,801	4,753
Total Property, Plant and Equipment	70,209	72,397
Less: Accumulated Depreciation, Depletion and Amortization	(41,747)	(43,971)
Total Property, Plant and Equipment, Net	28,462	28,426
Deferred Income Taxes	13	11
Other Assets	1,143	1,215
Total Assets	$38,097	$38,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,660	$2,242
Accrued Taxes Payable	1,130	518
Dividends Payable	436	436
Liabilities from Price Risk Management Activities	260	269
Current Portion of Long-Term Debt	1,283	37
Current Portion of Operating Lease Liabilities	223	240
Other	272	300
Total	6,264	4,042

Long-Term Debt	3,816	5,072
Other Liabilities	2,191	2,193
Deferred Income Taxes	4,286	4,749
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 585,944,344 Shares Issued at March 31, 2022 and 585,521,512 Shares Issued at December 31, 2021	206	206
Additional Paid in Capital	6,095	6,087
Accumulated Other Comprehensive Loss	(13)	(12)
Retained Earnings	15,283	15,919
Common Stock Held in Treasury, 290,472 Shares at March 31, 2022 and 257,268 Shares at December 31, 2021	(31)	(20)
Total Stockholders' Equity	21,540	22,180
Total Liabilities and Stockholders' Equity	$38,097	$38,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2021	$206	$6,087	$(12)	$15,919	$(20)	$22,180
Net Income	—	—	—	390	—	390
Common Stock Dividends Declared, $1.75 Per Share	—	—	—	(1,026)	—	(1,026)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Change in Treasury Stock - Stock Compensation Plans, Net	—	(24)	—	—	(14)	(38)
Restricted Stock and Restricted Stock Units, Net	—	(3)	—	—	3	—
Stock-Based Compensation Expenses	—	35	—	—	—	35
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at March 31, 2022	$206	$6,095	$(13)	$15,283	$(31)	$21,540

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2020	$206	$5,945	$(12)	$14,170	$(7)	$20,302
Net Income	—	—	—	677	—	677
Common Stock Dividends Declared, $0.4125 Per Share	—	—	—	(241)	—	(241)
Other Comprehensive Loss	—	—	(2)	—	—	(2)
Change in Treasury Stock - Stock Compensation Plans, Net	—	—	—	—	(9)	(9)
Restricted Stock and Restricted Stock Units, Net	—	(1)	—	—	1	—
Stock-Based Compensation Expenses	—	35	—	—	—	35
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at March 31, 2021	$206	$5,979	$(14)	$14,606	$(15)	$20,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$390	$677
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	847	900
Impairments	55	44
Stock-Based Compensation Expenses	35	35
Deferred Income Taxes	(465)	(36)
(Gains) Losses on Asset Dispositions, Net	(25)	6
Other, Net	6	7
Dry Hole Costs	3	11
Mark-to-Market Financial Commodity Derivative Contracts
Total Losses	2,820	367
Net Cash Payments for Settlements of Financial Commodity Derivative Contracts	(296)	(30)
Other, Net	2	1
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(878)	(308)
Inventories	(14)	64
Accounts Payable	130	172
Accrued Taxes Payable	613	243
Other Assets	(213)	(103)
Other Liabilities	(2,250)	(89)
Changes in Components of Working Capital Associated with Investing Activities	68	(91)
Net Cash Provided by Operating Activities	828	1,870
Investing Cash Flows
Additions to Oil and Gas Properties	(939)	(875)
Additions to Other Property, Plant and Equipment	(70)	(42)
Proceeds from Sales of Assets	121	5
Changes in Components of Working Capital Associated with Investing Activities	(68)	91
Net Cash Used in Investing Activities	(956)	(821)
Financing Cash Flows
Long-Term Debt Repayments	—	(750)
Dividends Paid	(1,023)	(219)
Treasury Stock Purchased	(43)	(10)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	4	—
Repayment of Finance Lease Liabilities	(10)	(9)
Net Cash Used in Financing Activities	(1,072)	(988)
Effect of Exchange Rate Changes on Cash	—	(2)
Increase (Decrease) in Cash and Cash Equivalents	(1,200)	59
Cash and Cash Equivalents at Beginning of Period	5,209	3,329
Cash and Cash Equivalents at End of Period	$4,009	$3,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The condensed consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022 (EOG's 2021 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Standards. In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848)" (ASU 2020-04), which provides optional expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (LIBOR) and other rates resulting from rate reform. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. Early adoption is permitted. ASU 2020-04 covers certain contracts which reference these rates and that are entered into on or before December 31, 2022. EOG has evaluated the provisions of ASU 2020-04 and has concluded the application of ASU 2020-04 will not have a material impact on its consolidated financial statements and related disclosures related to its $2.0 billion senior unsecured Revolving Credit Agreement.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2021 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Lease and Well	$13	$14
Gathering and Processing Costs	1	—
Exploration Costs	5	6
General and Administrative	16	15
Total	$35	$35

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provided for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, performance units and other stock-based awards.

EOG's stockholders approved the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan) at the 2021 Annual Meeting of Stockholders. Therefore, no further grants were made from the 2008 Plan from and after the April 29, 2021 effective date of the 2021 Plan. The 2021 Plan provides for grants of stock options, SARs, restricted stock and restricted stock units, restricted stock units with performance-based conditions (together with the performance units granted under the 2008 Plan, Performance Units) and other stock-based awards, up to an aggregate maximum of 20 million shares of common stock, plus any shares that are subject to outstanding awards under the 2008 Plan as of April 29, 2021, that are subsequently canceled, forfeited, expire or are otherwise not issued or are settled in cash. Under the 2021 Plan, grants may be made to employees and non-employee members of EOG's Board of Directors (Board).

At March 31, 2022, approximately 18 million common shares remained available for grant under the 2021 Plan. EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $8 million and $10 million during the three months ended March 31, 2022 and 2021, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the three-month periods ended March 31, 2022 and 2021 are as follows:

	Stock Options/SARs		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Weighted Average Fair Value of Grants	$28.30	$17.03	$23.07	$14.69
Expected Volatility	42.20%	47.18%	39.72%	54.99%
Risk-Free Interest Rate	0.89%	0.28%	0.22%	0.09%
Dividend Yield	3.28%	3.25%	3.32%	3.41%
Expected Life	5.3 years	5.2 years	0.5 years	0.5 years

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

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2022 and 2021 (stock options and SARs in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	9,969	$84.37	10,186	$84.08
Granted	2	97.64	7	53.98
Exercised (1)	(2,324)	84.63	(26)	63.25
Forfeited	(81)	85.86	(103)	89.21
Outstanding at March 31 (2)	7,566	$84.28	10,064	$84.06
Vested or Expected to Vest (3)	7,256	$85.05	9,749	$84.74
Exercisable at March 31 (4)	3,886	$101.26	6,288	$96.47

(1)The total intrinsic value of stock options/SARs exercised during the three months ended March 31, 2022 and 2021 was $62 million and $0.2 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at March 31, 2022 and 2021 was $277 million and $71 million, respectively. At March 31, 2022 and 2021, the weighted average remaining contractual life was 4.3 years and 4.0 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2022 and 2021 was $260 million and $66 million, respectively. At March 31, 2022 and 2021, the weighted average remaining contractual life was 4.3 years and 4.0 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at March 31, 2022 and 2021 was $82 million and $3 million, respectively. At March 31, 2022 and 2021, the weighted average remaining contractual life was 2.9 years and 3.0 years, respectively.

At March 31, 2022, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $54 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $25 million and $24 million for the three months ended March 31, 2022 and 2021.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2022 and 2021 (shares and units in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,680	$69.37	4,742	$74.97
Granted	14	110.66	12	60.27
Released (1)	(699)	93.37	(430)	90.27
Forfeited	(51)	66.77	(25)	71.16
Outstanding at March 31 (2)	3,944	$65.30	4,299	$73.42

(1)The total intrinsic value of restricted stock and restricted stock units released during the three months ended March 31, 2022 and 2021 was $81 million and $31 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2022 and 2021 was $470 million and $312 million, respectively.

At March 31, 2022, unrecognized compensation expense related to restricted stock and restricted stock units totaled $172 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.5 years.

Performance Units. EOG grants Performance Units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the Performance Units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Units granted could be outstanding. The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $2 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the three-month periods ended March 31, 2022 and 2021 (units in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	679		$84.97	613	$88.38
Granted	—		—	8	49.86
Granted for Performance Multiple (1)	—		—	19	96.29
Released (2)	(57)		136.74	(98)	96.29
Forfeited for Performance Multiple (3)	(56)		136.74	—	—
Outstanding at March 31 (4)	566	(5)	$74.60	542	$76.18

(1)Upon completion of the Performance Period for the Performance Units granted in 2017, a performance multiple of 125% was applied to the grants resulting in an additional grant of Performance Units in February 2021.
(2)The total intrinsic value of Performance Units released was $7 million and $6 million for the three months ended March 31, 2022 and 2021, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(3)Upon completion of the Performance Period for the Performance Units granted in 2018, a performance multiple of 50% was applied to the grants resulting in a forfeiture of Performance Units in February 2022.
(4)The total intrinsic value of Performance Units outstanding at March 31, 2022 and 2021 was approximately $67 million and $39 million, respectively.
(5)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 1,132 Performance Units could be outstanding.

At March 31, 2022, unrecognized compensation expense related to Performance Units totaled $11 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2022 and 2021 (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$390	$677
Denominator for Basic Earnings Per Share -
Weighted Average Shares	582	580
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	1
Restricted Stock/Units and Performance Units	3	2
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	586	583
Net Income Per Share
Basic	$0.67	$1.17
Diluted	$0.67	$1.16

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were 2 million and 8 million for the three-month periods ended March 31, 2022 and 2021, respectively.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Interest (1)	$32	$49
Income Taxes, Net of Refunds Received	$46	$20

(1)Net of capitalized interest of $8 million for both the three months ended March 31, 2022 and 2021.

EOG's accrued capital expenditures at March 31, 2022 and 2021 were $528 million and $436 million, respectively.

Non-cash investing activities for the three months ended March 31, 2022 and 2021, included additions of $63 million and $25 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the three months ended March 31, 2021, also included additions of $74 million to EOG's other property, plant and equipment made in connection with finance lease transactions for storage facilities.

Operating activities for the three months ended March 31, 2022, included the net use of cash of $2,275 million related to collateral posted for financial commodity derivative contracts. For related discussion, see Note 12. This amount is reflected in Other Liabilities within the Changes in Components of Working Capital and Other Assets and Liabilities line item on the Condensed Consolidated Statements of Cash Flows.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Operating Revenues and Other
United States	$3,914	$3,606
Trinidad	69	76
Other International (1)	—	12
Total	$3,983	$3,694
Operating Income
United States	$519	$890
Trinidad	34	43
Other International (1)	(7)	(1)
Total	546	932
Reconciling Items
Other Expense, Net	(1)	(4)
Interest Expense, Net	(48)	(47)
Income Before Income Taxes	$497	$881

(1)    Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.

Total assets by reportable segment are presented below at March 31, 2022 and December 31, 2021 (in millions):

	At March 31, 2022	At December 31, 2021
Total Assets
United States	$37,275	$37,436
Trinidad	676	637
Other International (1)	146	163
Total	$38,097	$38,236

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Carrying Amount at January 1	$1,231	$1,217
Liabilities Incurred	20	12
Liabilities Settled (1)	(131)	(5)
Accretion	11	11
Revisions	2	2
Carrying Amount at March 31	$1,133	$1,237

Current Portion	$41	$49
Noncurrent Portion	$1,092	$1,188

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2022, are presented below (in millions):

Three Months Ended March 31, 2022
Balance at January 1	$7
Additions Pending the Determination of Proved Reserves	16
Reclassifications to Proved Properties	(12)
Costs Charged to Expense (1)	(1)
Balance at March 31	$10

(1)Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

At March 31, 2022, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $12 million for each of the three months ended March 31, 2022 and 2021. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at March 31, 2022 and December 31, 2021, and did not utilize any commercial paper borrowings during the three months ended March 31, 2022 and 2021.

At March 31, 2022, the $1,250 million aggregate principal amount of EOG's 2.625% Senior Notes due 2023 were classified as Current Portion of Long-Term Debt on the Condensed Consolidated Balance Sheets.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At March 31, 2022, EOG was in compliance with this financial covenant. At March 31, 2022 and December 31, 2021, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at March 31, 2022, would have been 1.35% and 3.50%, respectively.

Common Stock. On February 24, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share paid on April 29, 2022, to stockholders of record as of April 15, 2022. The Board also declared on such date a special dividend of $1.00 per share paid on March 29, 2022, to stockholders of record as of March 15, 2022.

On May 5, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share payable on July 29, 2022, to stockholders of record as of July 15, 2022. The Board also declared on such date a special dividend of $1.80 per share payable on June 30, 2022, to stockholders of record as of June 15, 2022.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2021 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2022
Financial Assets:
Natural Gas Basis Swaps	$—	$23	$—	$23
Financial Liabilities:
Crude Oil Swaps	—	1,663	—	1,663
Natural Gas Swaps	—	1,091	—	1,091
Crude Oil Roll Differential Swaps	—	54	—	54

At December 31, 2021
Financial Assets:
Natural Gas Swaps	$—	$29	$—	$29
Natural Gas Basis Swaps	—	2	—	2
Crude Oil Swaps	—	15	—	15
Financial Liabilities:
Crude Oil Roll Differential Swaps	—	24	—	24
Natural Gas Swaps	—	121	—	121
Crude Oil Swaps	—	340	—	340
Natural Gas Basis Swaps	—	1	—	1

See Note 12 for the balance sheet amounts and classification of EOG's financial commodity derivative instruments at March 31, 2022 and December 31, 2021.

The estimated fair value of financial commodity derivative contracts was based upon forward commodity price curves based on quoted market prices. Financial commodity derivative contracts were valued by utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows, based on EOG's estimate of (and assumptions regarding) significant Level 3 inputs, including future crude oil, natural gas liquids (NGLs) and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in the Fair Value Measurement Topic of the Accounting Standards Codification. In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 4.

Fair Value Disclosures. EOG's financial instruments, other than financial commodity derivative contracts, consist of cash and cash equivalents, accounts receivable, accounts payable and current and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

At both March 31, 2022 and December 31, 2021, EOG had outstanding $4,890 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $5,221 million and $5,577 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2021 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the three-month period ended March 31, 2022 (closed) and outstanding as of March 31, 2022. Crude oil volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl). Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2022 (closed)	New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI)	140	$65.58	—	$—
April - June 2022	NYMEX WTI	140	65.62	—	—
July - September 2022	NYMEX WTI	140	65.59	—	—
October - December 2022	NYMEX WTI	140	65.68	78	88.73
January - March 2023	NYMEX WTI	150	67.92	—	—
April - June 2023	NYMEX WTI	120	67.79	—	—
July - September 2023	NYMEX WTI	100	70.15	—	—
October - December 2023	NYMEX WTI	69	69.41	—	—

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

January - April 2022 (closed)	NYMEX WTI Roll Differential (1)	125	$0.15
May - December 2022	NYMEX WTI Roll Differential (1)	125	0.15

(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - April 2022 (closed)	NYMEX Henry Hub	725	$3.57
May - December 2022	NYMEX Henry Hub	725	3.57
January - December 2023	NYMEX Henry Hub	725	3.18
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - March 2022 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	210	$(0.01)
April - December 2022	NYMEX Henry Hub HSC Differential (1)	210	(0.01)
January - December 2023	NYMEX Henry Hub HSC Differential (1)	135	(0.01)
January - December 2024	NYMEX Henry Hub HSC Differential (1)	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential (1)	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

Financial Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity derivative instruments at March 31, 2022 and December 31, 2021.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2022	December 31, 2021
Asset Derivatives
Crude oil and natural gas derivative contracts -
Noncurrent Portion	Other Assets (1)	$—	$6
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	260	269
Noncurrent portion	Other Liabilities (3)	110	37

(1)    The noncurrent portion of Assets from Price Risk Management Activities consists of gross assets of $7 million, partially offset by gross liabilities of $1 million, at December 31, 2021.
(2)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $1,948 million, partially offset by gross assets of $13 million and collateral posted with counterparties of $1,675 million at March 31, 2022. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $421 million, partially offset by gross assets of $29 million and collateral posted with counterparties of $123 million, at December 31, 2021.
(3)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $860 million, partially offset by gross assets of $10 million and collateral posted with counterparties of $740 million at March 31, 2022. The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $64 million, partially offset by gross assets of $10 million and collateral posted with counterparties of $17 million, at December 31, 2021.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at both March 31, 2022 and December 31, 2021. EOG had $2,415 million of collateral posted and no collateral held at March 31, 2022. EOG had $140 million of collateral posted and no collateral held at December 31, 2021. Due to changes in contracted volumes and commodity prices subsequent to March 31, 2022, EOG had $2,900 million of collateral posted at May 4, 2022.

13.  Acquisitions and Divestitures

During the three months ended March 31, 2022, EOG recognized net gains on asset dispositions of $25 million and received proceeds of approximately $121 million primarily due to the sale of certain legacy natural gas assets in the Rocky Mountain area.

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

For the first three months of 2022, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $94.38 per barrel and $4.91 per million British thermal units (MMBtu), respectively, representing increases of 63% and 83%, respectively, from the average NYMEX prices for the same period in 2021. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

United States. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and condensate, NGLs and natural gas production. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil plays and, to a lesser extent, natural gas plays.

During the first three months of 2022, EOG continued to focus on increasing drilling, completion and operating efficiencies, to improve well performance and to mitigate recent inflationary pressure on operating costs (e.g., costs for fuel and tubulars). In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 75% of EOG's United States production during both the first three months of 2022 and 2021. During the first three months of 2022, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford oil play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas.

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

In March 2021, EOG signed a farmout agreement with Heritage, which allows EOG to earn a 65% working interest in a portion of the contract area (EOG Area) governed by the Trinidad Northern Area License. The EOG Area is located offshore the southwest coast of Trinidad. EOG is currently planning and preparing to drill one net exploratory well in the second quarter of 2022.

EOG continues to make progress on the design and fabrication of a platform and related facilities for its previously announced discovery in the Modified U(a) Block. In 2022, EOG expects to install the platform together with the related facilities and drill three development wells and one exploratory well.

Other International. In Australia, in November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. In 2022, EOG continues to prepare for the drilling of an exploration well which is expected to commence in 2023.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

2022 Capital and Operating Plan. Total 2022 capital expenditures are estimated to range from approximately $4.3 billion to $4.7 billion, including facilities and gathering, processing and other expenditures, and excluding acquisitions, non-cash transactions and exploration costs. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in the Delaware Basin, Eagle Ford oil play, Rocky Mountain area and Dorado gas play where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to mitigate recent inflationary pressure on operating costs (e.g., costs for fuel and tubulars) through efficiency gains. Full-year 2022 total crude oil, NGLs and natural gas production is expected to return to prepandemic levels. In addition, EOG expects to spend a portion of its anticipated 2022 capital expenditures on leasing acreage, evaluating new prospects, long-term transportation infrastructure and environmental projects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 19% at both March 31, 2022 and December 31, 2021. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At March 31, 2022, EOG maintained a strong financial and liquidity position, including $4.0 billion of cash and cash equivalents on hand and $2.0 billion of availability under its senior unsecured revolving credit facility.

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Dividend Declarations. On February 24, 2022, EOG's Board of Directors (Board) declared a quarterly cash dividend on the common stock of $0.75 per share paid on April 29, 2022, to stockholders of record as of April 15, 2022. The Board also declared on such date a special dividend of $1.00 per share paid on March 29, 2022, to stockholders of record as of March 15, 2022.

On May 5, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share payable on July 29, 2022, to stockholders of record as of July 15, 2022. The Board also declared on such date a special dividend of $1.80 per share payable on June 30, 2022, to stockholders of record as of June 15, 2022.

Cash Return Framework. Also on May 5, 2022, EOG announced the addition of quantitative guidance to its cash return framework - specifically, a commitment to return a minimum of 60% of annual free cash flow to stockholders, through a combination of quarterly dividends, special dividends and share repurchases. Free cash flow (which is a non-GAAP measure) is computed as EOG's net cash provided by operating activities (a GAAP measure) before certain balance sheet-related changes, less total capital expenditures (a non-GAAP measure). For related discussion regarding our payment of dividends, see ITEM 1A, Risk Factors, and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of EOG's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022.

Results of Operations

The following review of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Operating Revenues and Other. During the first quarter of 2022, operating revenues increased $289 million, or 8%, to $3,983 million from $3,694 million for the same period of 2021. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2022 increased $2,096 million, or 66%, to $5,286 million from $3,190 million for the same period of 2021. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $2,820 million for the first quarter of 2022 compared to net losses of $367 million for the same period of 2021. Gathering, processing and marketing revenues for the first quarter of 2022 increased $621 million, or 73%, to $1,469 million from $848 million for the same period of 2021. Net gains on asset dispositions were $25 million for the first quarter of 2022 compared to net losses of $6 million for the same period of 2021.

Wellhead volume and price statistics for the three-month periods ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Crude Oil and Condensate Volumes (MBbld) (1)
United States	449.4	428.7
Trinidad	0.7	2.2
Other International (2)	—	0.1
Total	450.1	431.0
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$96.02	$58.07
Trinidad	83.82	49.77
Other International (2)	—	38.61
Composite	96.00	58.02
Natural Gas Liquids Volumes (MBbld) (1)
United States	190.3	124.3
Total	190.3	124.3
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$39.77	$28.03
Composite	39.77	28.03
Natural Gas Volumes (MMcfd) (1)
United States	1,249	1,100
Trinidad	209	217
Other International (2)	—	25
Total	1,458	1,342
Average Natural Gas Prices ($/Mcf) (3)
United States	$5.81	$5.52
Trinidad	3.36	3.38
Other International (2)	—	5.66
Composite	5.46	5.17
Crude Oil Equivalent Volumes (MBoed) (4)
United States	847.8	736.4
Trinidad	35.5	38.5
Other International (2)	—	4.0
Total	883.3	778.9

Total MMBoe (4)	79.5	70.1

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

Wellhead crude oil and condensate revenues for the first quarter of 2022 increased $1,638 million, or 73%, to $3,889 million from $2,251 million for the same period of 2021. The increase was due to a higher composite average price ($1,539 million) and an increase of 19.1 MBbld, or 4%, in wellhead crude oil and condensate production ($99 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford oil play and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the first quarter of 2022 increased 65% to $96.00 per barrel compared to $58.02 per barrel for the same period of 2021.

NGL revenues for the first quarter of 2022 increased $367 million, or 117%, to $681 million from $314 million for the same period of 2021 due to a higher composite average price ($202 million) and an increase of 66.0 MBbld, or 53%, in NGL deliveries ($165 million). Increased production was primarily in the Permian Basin. EOG's composite NGL price for the first quarter of 2022 increased 42% to $39.77 per barrel compared to $28.03 per barrel for the same period of 2021.

Wellhead natural gas revenues for the first quarter of 2022 increased $91 million, or 15%, to $716 million from $625 million for the same period of 2021. The increase was due to an increase in natural gas deliveries ($53 million) and a higher average composite price ($38 million). Natural gas deliveries for the first quarter of 2022 increased 116 MMcfd, or 9%, compared to the same period of 2021 due primarily to increased production of associated natural gas from the Permian Basin and higher deliveries in the Dorado gas play, partially offset by lower natural gas volumes associated with the disposition of the China assets in the second quarter of 2021. EOG's composite wellhead natural gas price for the first quarter of 2022 increased 6% to $5.46 per Mcf compared to $5.17 per Mcf for the same period of 2021.

During the first quarter of 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $2,820 million compared to net losses of $367 million for the same period of 2021. During the first quarter of 2022, net cash paid for settlements of financial commodity derivative contracts was $296 million compared to net cash paid for settlements of financial commodity derivative contracts of $30 million for the same period of 2021.

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

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2022 increased $176 million as compared to the same period of 2021 primarily due to higher margins on crude oil and natural gas marketing activities.

Operating and Other Expenses.  For the first quarter of 2022, operating expenses of $3,437 million were $675 million higher than the $2,762 million incurred during the first quarter of 2021.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Lease and Well	$4.00	$3.85
Transportation Costs	2.87	2.88
Gathering and Processing Costs	1.81	1.98
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	10.19	12.31
Other Property, Plant and Equipment	0.46	0.53
General and Administrative (G&A)	1.56	1.57
Interest Expense, Net	0.60	0.67
Total (1)	$21.49	$23.79

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A and G&A for the three months ended March 31, 2022, compared to the same period of 2021, are set forth below. See "Operating Revenues and Other" above for a discussion of wellhead volumes.

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

Lease and well expenses of $318 million for the first quarter of 2022 increased $48 million from $270 million for the same prior year period primarily due to increased operating and maintenance costs ($35 million) and increased workovers expenditures ($11 million), both in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $228 million for the first quarter of 2022 increased $26 million from $202 million for the same prior year period primarily due to increased transportation costs related to production from the Permian Basin ($20 million), the Eagle Ford oil play ($5 million) and the Rocky Mountain area ($4 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $5 million to $144 million for the first quarter of 2022 compared to $139 million for the same prior year period primarily due to increased gathering and processing fees ($16 million) and operating and maintenance expense ($8 million), both related to production from the Permian Basin; partially offset by decreased gathering and processing fees in the Eagle Ford oil play ($9 million) and decreased operating and maintenance expenses in the Eagle Ford oil play ($6 million) and the Rocky Mountain area ($4 million).

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

DD&A expenses for the first quarter of 2022 decreased $53 million to $847 million from $900 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2022 were $53 million lower than the same prior year period. The decrease primarily reflects lower unit rates in the United States ($172 million), partially offset by increased production in the United States ($125 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to higher average crude oil, NGL and natural gas prices used in the reserve estimation process and to reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $124 million for the first quarter of 2022 increased $14 million from $110 million for the same prior year period primarily due to increased employee-related costs.

Exploration costs of $45 million for the first quarter of 2022 increased $12 million from $33 million for the same prior year period due primarily to increased geological and geophysical expenditures in the United States.

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

The following table represents impairments for the first quarter of 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Proved properties	$1	$—
Unproved properties	54	43
Firm commitment contracts	—	1
Total	$55	$44

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2022 increased $175 million to $390 million (7.4% of wellhead revenues) from $215 million (6.7% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($131 million), increased ad valorem/property taxes ($38 million) and increased payroll taxes ($6 million), all in the United States.

EOG recognized an income tax provision of $107 million for the first quarter of 2022 compared to an income tax provision of $204 million for the first quarter of 2021, primarily due to decreased pretax income.  The net effective tax rate for the first quarter of 2022 decreased to 22% from 23% for the first quarter of 2021.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2022, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were collateral posted for financial commodity derivative contracts; funds used in operations; dividend payments to stockholders; exploration and development expenditures; net cash paid for settlements of financial commodity derivative contracts and other property, plant and equipment expenditures. During the first three months of 2022, EOG's cash balance decreased $1,200 million to $4,009 million from $5,209 million at December 31, 2021.

Net cash provided by operating activities of $828 million for the first three months of 2022 decreased $1,042 million compared to the same period of 2021 primarily due to an increase in collateral posted for financial commodity derivative contracts ($2,275), net cash used in working capital and other assets and liabilities in the first three months of 2022 ($891 million) compared to net cash used in working capital and other assets and liabilities in the first three months of 2021 ($352 million), an increase in net cash paid for settlements of financial commodity derivative contracts ($266 million) and an increase in cash operating expenses ($264 million), partially offset by an increase in wellhead revenues ($2,096 million) and an increase in gathering, processing and marketing revenues less marketing costs ($176 million).

Net cash used in investing activities of $956 million for the first three months of 2022 increased $135 million compared to the same period of 2021 due to net cash used in working capital associated with investing activities in the first three months of 2022 ($68 million) compared to net cash provided by working capital associated with investing activities in the first three months of 2021 ($91 million), an increase in additions to oil and gas properties ($64 million) and an increase in additions to other property, plant and equipment ($28 million), partially offset by an increase in proceeds from the sale of assets ($116 million).

Net cash used in financing activities of $1,072 million for the first three months of 2022 included cash dividend payments ($1,023 million), purchases of treasury stock in connection with stock compensation plans ($43 million) and repayment of finance lease liabilities ($10 million). Net cash used in financing activities of $988 million for the first three months of 2021 included repayments of long-term debt ($750 million), cash dividend payments ($219 million), purchases of treasury stock in connection with stock compensation plans ($10 million) and repayment of finance lease liabilities ($9 million).

Total Expenditures. For the year 2022, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $4.3 billion to $4.7 billion, excluding acquisitions, non-cash transactions and exploration costs. The table below sets out components of total expenditures for the three-month periods ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Expenditure Category
Capital
Exploration and Development Drilling	$813	$733
Facilities	109	82
Leasehold Acquisitions (1)	64	58
Property Acquisitions (2)	5	9
Capitalized Interest	8	8
Subtotal	999	890
Exploration Costs	45	33
Dry Hole Costs	3	11
Exploration and Development Expenditures	1,047	934
Asset Retirement Costs	27	17
Total Exploration and Development Expenditures	1,074	951
Other Property, Plant and Equipment (3)	70	116
Total Expenditures	$1,144	$1,067

(1)    Leasehold acquisitions included $58 million and $22 million for the three-month periods ended March 31, 2022 and 2021, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $5 million and $3 million for the three-month periods ended March 31, 2022 and 2021, respectively, related to non-cash property exchanges.
(3)    Other property, plant and equipment included $74 million of non-cash additions for the three-month period ended March 31, 2021, primarily related to finance lease transactions for storage facilities.

Exploration and development expenditures of $1,047 million for the first three months of 2022 were $113 million higher than the same period of 2021 primarily due to increased exploration and development drilling expenditures in the United States ($94 million), increased facilities expenditures ($27 million) and increased leasehold acquisitions ($6 million), partially offset by decreased exploration and development expenditures in Trinidad ($9 million) and Other International ($5 million). Exploration and development expenditures for the first three months of 2022 of $1,047 million consisted of $907 million in development drilling and facilities, $127 million in exploration, $8 million in capitalized interest and $5 million in property acquisitions. Exploration and development expenditures for the first three months of 2021 of $934 million consisted of $812 million in development drilling and facilities, $105 million in exploration, $9 million in property acquisitions and $8 million in capitalized interest.

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

Financial Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's financial commodity derivative contracts, net of associated collateral posted, was reflected on the Condensed Consolidated Balance Sheets at March 31, 2022, as a net liability of $370 million.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2022 to May 4, 2022 (closed) and outstanding as of May 4, 2022. Crude oil and NGL volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2022 (closed)	NYMEX West Texas Intermediate (WTI)	140	$65.58	—	$—
April 2022 (closed)	NYMEX WTI	140	65.62	—	—
May - June 2022	NYMEX WTI	140	65.62	—	—
July - September 2022	NYMEX WTI	140	65.59	—	—
October - December 2022 (closed) (1)	NYMEX WTI	53	66.11	—	—
October - December 2022	NYMEX WTI	87	65.41	87	88.85
January - March 2023	NYMEX WTI	150	67.92	—	—
April - June 2023	NYMEX WTI	120	67.79	—	—
July - September 2023	NYMEX WTI	100	70.15	—	—
October - December 2023	NYMEX WTI	69	69.41	—	—

(1)    In April 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October - December 2022 crude oil financial price swap contracts which were open at that time. EOG paid net cash of $114 million for the settlement of these contracts.

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

January - May 2022 (closed)	NYMEX WTI Roll Differential (1)	125	$0.15
June - December 2022	NYMEX WTI Roll Differential (1)	125	0.15

(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - May 2022 (closed)	NYMEX Henry Hub	725	$3.57
June - December 2022	NYMEX Henry Hub	725	3.57
January - December 2023	NYMEX Henry Hub	725	3.18
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - May 2022 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	210	$(0.01)
June - December 2022	NYMEX Henry Hub HSC Differential (1)	210	(0.01)
January - December 2023	NYMEX Henry Hub HSC Differential (1)	135	(0.01)
January - December 2024	NYMEX Henry Hub HSC Differential (1)	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential (1)	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had $2,900 million of collateral posted at May 4, 2022. EOG expects this collateral to be applied to the settlement of financial commodity derivative contracts if market prices remain above contract prices. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX WTI and Henry Hub prices.

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
•the availability and cost of, and competition in the oil and gas exploration and production industry for, employees and other personnel, facilities, equipment, materials (such as water, sand and tubulars) and services;
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
•acts of war and terrorism and responses to these acts; and
•the other factors described under ITEM 1A, Risk Factors of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Financial Commodity Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" included in EOG's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022 (EOG's 2021 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements included in EOG's 2021 Annual Report. There have been no material changes in this information. For additional information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues and Other" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financial Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to recent amendments to this item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter ended March 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2022 - January 31, 2022	62,027	$102.94	—	$5,000,000,000
February 1, 2022 - February 28, 2022	112,866	112.27	—	$5,000,000,000
March 1, 2022 - March 31, 2022	195,555	119.05	—	$5,000,000,000
Total	370,448	114.29	—

(1)The 370,448 total shares for the quarter ended March 31, 2022, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the November 2021 Authorization (as defined and further discussed below).
(2)Effective November 4, 2021, EOG's Board of Directors (Board) (i) established a new share repurchase authorization to allow for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the new authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases, if any, will be at the discretion of EOG's management and will depend on a variety of factors, including the then-trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be held as treasury shares and will be available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. EOG has not repurchased any shares under the November 2021 Authorization as of the date of this filing.

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

Exhibit No.		Description

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

95	-	Mine Safety Disclosure Exhibit.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	-	Inline XBRL Schema Document.

*101.CAL	-	Inline XBRL Calculation Linkbase Document.

*101.DEF	-	Inline XBRL Definition Linkbase Document.

*101.LAB	-	Inline XBRL Label Linkbase Document.

*101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets - March 31, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months Ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 5, 2022	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)