Form 10-Q
period 2022-06-30
EOG RESOURCES INC
filed 2022-08-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	586,044,522	(as of July 28, 2022)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues and Other
Crude Oil and Condensate	$4,699	$2,699	$8,588	$4,950
Natural Gas Liquids	777	367	1,458	681
Natural Gas	1,000	404	1,716	1,029
Losses on Mark-to-Market Financial Commodity Derivative Contracts	(1,377)	(427)	(4,197)	(794)
Gathering, Processing and Marketing	2,169	1,022	3,638	1,870
Gains on Asset Dispositions, Net	97	51	122	45
Other, Net	42	23	65	52
Total	7,407	4,139	11,390	7,833
Operating Expenses
Lease and Well	324	270	642	540
Transportation Costs	244	214	472	416
Gathering and Processing Costs	152	128	296	267
Exploration Costs	35	35	80	68
Dry Hole Costs	20	13	23	24
Impairments	91	44	146	88
Marketing Costs	2,127	991	3,410	1,829
Depreciation, Depletion and Amortization	911	914	1,758	1,814
General and Administrative	128	120	252	230
Taxes Other Than Income	472	239	862	454
Total	4,504	2,968	7,941	5,730
Operating Income	2,903	1,171	3,449	2,103
Other Income (Expense), Net	27	(2)	26	(6)
Income Before Interest Expense and Income Taxes	2,930	1,169	3,475	2,097
Interest Expense, Net	48	45	96	92
Income Before Income Taxes	2,882	1,124	3,379	2,005
Income Tax Provision	644	217	751	421
Net Income	$2,238	$907	$2,628	$1,584
Net Income Per Share
Basic	$3.84	$1.56	$4.52	$2.73
Diluted	$3.81	$1.55	$4.48	$2.72
Average Number of Common Shares
Basic	583	580	582	580
Diluted	588	584	587	583
Comprehensive Income
Net Income	$2,238	$907	$2,628	$1,584
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	2	(1)	1	(3)
Other, Net of Tax	(1)	—	(1)	—
Other Comprehensive Income (Loss)	1	(1)	—	(3)
Comprehensive Income	$2,239	$906	$2,628	$1,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$3,073	$5,209
Accounts Receivable, Net	3,735	2,335
Inventories	739	584
Assets from Price Risk Management Activities	1	—
Other	605	456
Total	8,153	8,584
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	66,098	67,644
Other Property, Plant and Equipment	4,862	4,753
Total Property, Plant and Equipment	70,960	72,397
Less: Accumulated Depreciation, Depletion and Amortization	(42,113)	(43,971)
Total Property, Plant and Equipment, Net	28,847	28,426
Deferred Income Taxes	12	11
Other Assets	1,127	1,215
Total Assets	$38,139	$38,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,896	$2,242
Accrued Taxes Payable	594	518
Dividends Payable	437	436
Liabilities from Price Risk Management Activities	79	269
Current Portion of Long-Term Debt	1,282	37
Current Portion of Operating Lease Liabilities	216	240
Other	264	300
Total	5,768	4,042

Long-Term Debt	3,809	5,072
Other Liabilities	2,067	2,193
Deferred Income Taxes	4,183	4,749
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 586,391,670 Shares Issued at June 30, 2022 and 585,521,512 Shares Issued at December 31, 2021	206	206
Additional Paid in Capital	6,128	6,087
Accumulated Other Comprehensive Loss	(12)	(12)
Retained Earnings	16,028	15,919
Common Stock Held in Treasury, 344,705 Shares at June 30, 2022 and 257,268 Shares at December 31, 2021	(38)	(20)
Total Stockholders' Equity	22,312	22,180
Total Liabilities and Stockholders' Equity	$38,139	$38,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2022	$206	$6,095	$(13)	$15,283	$(31)	$21,540
Net Income	—	—	—	2,238	—	2,238
Common Stock Dividends Declared, $2.55 Per Share	—	—	—	(1,493)	—	(1,493)
Other Comprehensive Income	—	—	1	—	—	1
Common Stock Issued Under Stock Plans	—	13	—	—	—	13
Change in Treasury Stock - Stock Compensation Plans, Net	—	(11)	—	—	(6)	(17)
Restricted Stock and Restricted Stock Units, Net	—	1	—	—	(1)	—
Stock-Based Compensation Expenses	—	30	—	—	—	30
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at June 30, 2022	$206	$6,128	$(12)	$16,028	$(38)	$22,312

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2021	$206	$5,979	$(14)	$14,606	$(15)	$20,762
Net Income	—	—	—	907	—	907
Common Stock Dividends Declared, $1.4125 Per Share	—	—	—	(824)	—	(824)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Common Stock Issued Under Stock Plans	—	9	—	—	—	9
Change in Treasury Stock - Stock Compensation Plans, Net	—	(2)	—	—	(1)	(3)
Restricted Stock and Restricted Stock Units, Net	—	—	—	—	—	—
Stock-Based Compensation Expenses	—	31	—	—	—	31
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at June 30, 2021	$206	$6,017	$(15)	$14,689	$(16)	$20,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2021	$206	$6,087	$(12)	$15,919	$(20)	$22,180
Net Income	—	—	—	2,628	—	2,628
Common Stock Dividends Declared, $4.30 Per Share	—	—	—	(2,519)	—	(2,519)
Other Comprehensive Loss	—	—	—	—	—	—
Common Stock Issued Under Stock Plans	—	13	—	—	—	13
Change in Treasury Stock - Stock Compensation Plans, Net	—	(35)	—	—	(20)	(55)
Restricted Stock and Restricted Stock Units, Net	—	(2)	—	—	2	—
Stock-Based Compensation Expenses	—	65	—	—	—	65
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at June 30, 2022	$206	$6,128	$(12)	$16,028	$(38)	$22,312

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2020	$206	$5,945	$(12)	$14,170	$(7)	$20,302
Net Income	—	—	—	1,584	—	1,584
Common Stock Dividends Declared, $1.825 Per Share	—	—	—	(1,065)	—	(1,065)
Other Comprehensive Loss	—	—	(3)	—	—	(3)
Common Stock Issued Under Stock Plans	—	9	—	—	—	9
Change in Treasury Stock - Stock Compensation Plans, Net	—	(2)	—	—	(10)	(12)
Restricted Stock and Restricted Stock Units, Net	—	(1)	—	—	1	—
Stock-Based Compensation Expenses	—	66	—	—	—	66
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at June 30, 2021	$206	$6,017	$(15)	$14,689	$(16)	$20,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,628	$1,584
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,758	1,814
Impairments	146	88
Stock-Based Compensation Expenses	65	66
Deferred Income Taxes	(567)	(133)
Gains on Asset Dispositions, Net	(122)	(45)
Other, Net	(10)	13
Dry Hole Costs	23	24
Mark-to-Market Financial Commodity Derivative Contracts
Total Losses	4,197	794
Net Cash Payments for Settlements of Financial Commodity Derivative Contracts	(2,410)	(223)
Other, Net	21	1
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(1,400)	(494)
Inventories	(171)	101
Accounts Payable	389	183
Accrued Taxes Payable	77	80
Other Assets	(142)	(222)
Other Liabilities	(1,817)	(57)
Changes in Components of Working Capital Associated with Investing Activities	211	(145)
Net Cash Provided by Operating Activities	2,876	3,429
Investing Cash Flows
Additions to Oil and Gas Properties	(2,288)	(1,843)
Additions to Other Property, Plant and Equipment	(145)	(97)
Proceeds from Sales of Assets	231	146
Other Investing Activities	(30)	—
Changes in Components of Working Capital Associated with Investing Activities	(211)	145
Net Cash Used in Investing Activities	(2,443)	(1,649)
Financing Cash Flows
Long-Term Debt Repayments	—	(750)
Dividends Paid	(2,509)	(458)
Treasury Stock Purchased	(58)	(12)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	17	9
Repayment of Finance Lease Liabilities	(19)	(18)
Net Cash Used in Financing Activities	(2,569)	(1,229)
Effect of Exchange Rate Changes on Cash	—	—
Increase (Decrease) in Cash and Cash Equivalents	(2,136)	551
Cash and Cash Equivalents at Beginning of Period	5,209	3,329
Cash and Cash Equivalents at End of Period	$3,073	$3,880

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2021 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease and Well	$10	$11	$23	$25
Gathering and Processing Costs	1	1	2	1
Exploration Costs	5	5	10	11
General and Administrative	14	14	30	29
Total	$30	$31	$65	$66

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

At June 30, 2022, approximately 18 million common shares remained available for grant under the 2021 Plan. EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $8 million and $9 million during the three months ended June 30, 2022 and 2021, respectively, and $17 million and $19 million during the six months ended June 30, 2022 and 2021, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the six-month periods ended June 30, 2022 and 2021 are as follows:

	Stock Options/SARs		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted Average Fair Value of Grants	$28.30	$20.73	$23.07	$14.69
Expected Volatility	42.20%	46.40%	39.72%	54.99%
Risk-Free Interest Rate	0.89%	0.36%	0.22%	0.09%
Dividend Yield	3.28%	2.87%	3.32%	3.41%
Expected Life	5.3 years	5.2 years	0.5 years	0.5 years

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

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2022 and 2021 (stock options and SARs in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	9,969	$84.37	10,186	$84.08
Granted	2	97.64	14	64.97
Exercised (1)	(3,928)	93.12	(239)	69.85
Forfeited	(137)	87.54	(234)	91.54
Outstanding at June 30 (2)	5,906	$78.49	9,727	$84.23
Vested or Expected to Vest (3)	5,603	$79.15	9,421	$84.91
Exercisable at June 30 (4)	2,305	$97.46	6,023	$97.08

(1)The total intrinsic value of stock options/SARs exercised during the six months ended June 30, 2022 and 2021 was $108 million and $3 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at June 30, 2022 and 2021 was $202 million and $114 million, respectively. At June 30, 2022 and 2021, the weighted average remaining contractual life was 4.5 years and 3.8 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2022 and 2021 was $189 million and $106 million, respectively. At June 30, 2022 and 2021, the weighted average remaining contractual life was 4.4 years and 3.8 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at June 30, 2022 and 2021 was $44 million and $16 million, respectively. At June 30, 2022 and 2021, the weighted average remaining contractual life was 2.7 years.

At June 30, 2022, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $46 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $20 million and $21 million for the three months ended June 30, 2022 and 2021, respectively, and $45 million for both the six months ended June 30, 2022 and 2021.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2022 and 2021 (shares and units in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,680	$69.37	4,742	$74.97
Granted	48	115.48	45	72.56
Released (1)	(780)	91.98	(523)	87.61
Forfeited	(85)	66.23	(47)	70.24
Outstanding at June 30 (2)	3,863	$65.45	4,217	$73.43

(1)The total intrinsic value of restricted stock and restricted stock units released during the six months ended June 30, 2022 and 2021 was $91 million and $38 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2022 and 2021 was $427 million and $352 million, respectively.

At June 30, 2022, unrecognized compensation expense related to restricted stock and restricted stock units totaled $151 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.3 years.

Performance Units. EOG grants Performance Units annually to its executive officers without cost to them. As more fully discussed in the grant agreements, the performance metric applicable to the Performance Units is EOG's total shareholder return over a three-year performance period relative to the total shareholder return of a designated group of peer companies (Performance Period). Upon the application of the performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Units granted could be outstanding. The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $2 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $3 million and $2 million for the six months ended June 30, 2022 and 2021, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the six-month periods ended June 30, 2022 and 2021 (units in thousands):

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	679		$84.97	613	$88.38
Granted	—		—	8	55.69
Granted for Performance Multiple (1)	—		—	19	113.81
Released (2)	(57)		136.74	(98)	113.81
Forfeited for Performance Multiple (3)	(56)		136.74	—	—
Outstanding at June 30 (4)	566	(5)	$74.60	542	$84.23

(1)Upon completion of the Performance Period for the Performance Units granted in 2017, a performance multiple of 125% was applied to the grants resulting in an additional grant of Performance Units in February 2021.
(2)The total intrinsic value of Performance Units released was $7 million and $6 million for the six months ended June 30, 2022 and 2021, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(3)Upon completion of the Performance Period for the Performance Units granted in 2018, a performance multiple of 50% was applied to the grants resulting in a forfeiture of Performance Units in February 2022.
(4)The total intrinsic value of Performance Units outstanding at June 30, 2022 and 2021 was approximately $62 million and $45 million, respectively.
(5)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 1,132 Performance Units could be outstanding.

At June 30, 2022, unrecognized compensation expense related to Performance Units totaled $10 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and six-month periods ended June 30, 2022 and 2021 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$2,238	$907	$2,628	$1,584
Denominator for Basic Earnings Per Share -
Weighted Average Shares	583	580	582	580
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	2	1	2	1
Restricted Stock/Units and Performance Units	3	3	3	2
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	588	584	587	583
Net Income Per Share
Basic	$3.84	$1.56	$4.52	$2.73
Diluted	$3.81	$1.55	$4.48	$2.72

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were 1 million and 5 million for the three-month periods ended June 30, 2022 and 2021, respectively, and were 1 million and 7 million shares for the six-month periods ended June 30, 2022 and 2021, respectively.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2022 and 2021 (in millions):

	Six Months Ended June 30,
	2022	2021
Interest (1)	$86	$102
Income Taxes, Net of Refunds Received	$1,428	$507

(1)Net of capitalized interest of $15 million for both the six months ended June 30, 2022 and 2021.

EOG's accrued capital expenditures at June 30, 2022 and 2021 were $534 million and $445 million, respectively.

Non-cash investing activities for the six months ended June 30, 2022 and 2021, included additions of $84 million and $25 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the six months ended June 30, 2021, also included additions of $74 million to EOG's other property, plant and equipment made in connection with finance lease transactions for storage facilities.

Operating activities for the six months ended June 30, 2022, included the net use of cash of $1,766 million related to collateral posted for financial commodity derivative contracts. For related discussion, see Note 12. This amount is reflected in Other Liabilities within the Changes in Components of Working Capital and Other Assets and Liabilities line item on the Condensed Consolidated Statements of Cash Flows.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues and Other
United States	$7,338	$3,995	$11,252	$7,601
Trinidad	69	81	138	157
Other International (1)	—	63	—	75
Total	$7,407	$4,139	$11,390	$7,833
Operating Income (Loss)
United States	$2,885	$1,077	$3,404	$1,967
Trinidad	25	41	59	84
Other International (1)	(7)	53	(14)	52
Total	2,903	1,171	3,449	2,103
Reconciling Items
Other Income (Expense), Net	27	(2)	26	(6)
Interest Expense, Net	(48)	(45)	(96)	(92)
Income Before Income Taxes	$2,882	$1,124	$3,379	$2,005

(1)    Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.

Total assets by reportable segment are presented below at June 30, 2022 and December 31, 2021 (in millions):

	At June 30, 2022	At December 31, 2021
Total Assets
United States	$37,271	$37,436
Trinidad	723	637
Other International (1)	145	163
Total	$38,139	$38,236

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2022 and 2021 (in millions):

	Six Months Ended June 30,
	2022	2021
Carrying Amount at January 1	$1,231	$1,217
Liabilities Incurred	47	40
Liabilities Settled (1)	(151)	(55)
Accretion	20	22
Revisions	3	3
Foreign Currency Translation	(1)	—
Carrying Amount at June 30	$1,149	$1,227

Current Portion	$43	$47
Noncurrent Portion	$1,106	$1,180

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2022, are presented below (in millions):

Six Months Ended June 30, 2022
Balance at January 1	$7
Additions Pending the Determination of Proved Reserves	40
Reclassifications to Proved Properties	(12)
Costs Charged to Expense (1)	(19)
Balance at June 30	$16

(1)Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

At June 30, 2022, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $25 million for both the six months ended June 30, 2022 and 2021. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at June 30, 2022 and December 31, 2021, and did not utilize any commercial paper borrowings during the six months ended June 30, 2022 and 2021.

At June 30, 2022, the $1,250 million aggregate principal amount of EOG's 2.625% Senior Notes due 2023 were classified as Current Portion of Long-Term Debt on the Condensed Consolidated Balance Sheets.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At June 30, 2022, EOG was in compliance with this financial covenant. At June 30, 2022 and December 31, 2021, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at June 30, 2022, would have been 2.69% and 4.75%, respectively.

Common Stock. On February 24, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share paid on April 29, 2022, to stockholders of record as of April 15, 2022. The Board also declared on such date a special dividend of $1.00 per share paid on March 29, 2022, to stockholders of record as of March 15, 2022.

On May 5, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share payable on July 29, 2022, to stockholders of record as of July 15, 2022. The Board also declared on such date a special dividend of $1.80 per share paid on June 30, 2022, to stockholders of record as of June 15, 2022.

On August 4, 2022, the Board declared a special dividend on the common stock of $1.50 per share payable on September 29, 2022, to stockholders of record as of September 15, 2022.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2021 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2022
Financial Assets:
Natural Gas Basis Swaps	$—	$14	$—	$14
Crude Oil Swaps	—	2	—	2
Financial Liabilities:
Crude Oil Swaps	—	1,040	—	1,040
Natural Gas Swaps	—	948	—	948
Crude Oil Roll Differential Swaps	—	57	—	57

At December 31, 2021
Financial Assets:
Natural Gas Swaps	$—	$29	$—	$29
Natural Gas Basis Swaps	—	2	—	2
Crude Oil Swaps	—	15	—	15
Financial Liabilities:
Crude Oil Roll Differential Swaps	—	24	—	24
Natural Gas Swaps	—	121	—	121
Crude Oil Swaps	—	340	—	340
Natural Gas Basis Swaps	—	1	—	1

See Note 12 for the balance sheet amounts and classification of EOG's financial commodity derivative instruments at June 30, 2022 and December 31, 2021.

The estimated fair value of financial commodity derivative contracts was based upon forward commodity price curves based on quoted market prices. Financial commodity derivative contracts were valued by utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

Non-Recurring Fair Value Measurements. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of EOG's asset retirement obligations is presented in Note 6.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows, based on EOG's estimate of (and assumptions regarding) significant Level 3 inputs, including future crude oil, natural gas liquids (NGLs) and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in the FASB's Fair Value Measurement Topic of the Accounting Standards Codification. In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

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

At both June 30, 2022 and December 31, 2021, EOG had outstanding $4,890 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $4,881 million and $5,577 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the six-month period ended June 30, 2022 (closed) and outstanding as of June 30, 2022. Crude oil volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl). Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2022 (closed)	New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI)	140	$65.58	—	$—
April - June 2022 (closed)	NYMEX WTI	140	65.62	—	—
July - September 2022	NYMEX WTI	140	65.59	—	—
October - December 2022 (closed) (1)	NYMEX WTI	53	66.11	—	—
October - December 2022	NYMEX WTI	87	65.41	87	88.85
January - February 2023 (closed) (1)	NYMEX WTI	7	69.51	—	—
January - February 2023	NYMEX WTI	143	67.84	6	102.26
March 2023 (closed) (1)	NYMEX WTI	37	67.35	—	—
March 2023	NYMEX WTI	113	68.11	6	102.26
April - May 2023 (closed) (1)	NYMEX WTI	29	68.28	—	—
April - May 2023	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed) (1)	NYMEX WTI	118	67.77	—	—
June 2023	NYMEX WTI	2	69.10	2	98.15
July - September 2023 (closed) (1)	NYMEX WTI	100	70.15	—	—
October - December 2023 (closed) (1)	NYMEX WTI	69	69.41	—	—

(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 crude oil financial price swap contracts which were open at that time. EOG paid net cash of $593 million for the settlement of these contracts.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

January - July 2022 (closed)	NYMEX WTI Roll Differential (1)	125	$0.15
August - December 2022	NYMEX WTI Roll Differential (1)	125	0.15

(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - July 2022 (closed)	NYMEX Henry Hub	725	$3.57
August - September 2022	NYMEX Henry Hub	725	3.57
October - December 2022 (closed) (1)	NYMEX Henry Hub	425	3.05
October - December 2022	NYMEX Henry Hub	300	4.32
January - December 2023 (closed) (1)	NYMEX Henry Hub	425	3.05
January - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 natural gas financial price swap contracts which were open at that time. EOG paid net cash of $735 million for the settlement of these contracts.

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - June 2022 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	210	$(0.01)
July - December 2022	NYMEX Henry Hub HSC Differential (1)	210	(0.01)
January - December 2023	NYMEX Henry Hub HSC Differential (1)	135	(0.01)
January - December 2024	NYMEX Henry Hub HSC Differential (1)	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential (1)	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

Financial Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity derivative instruments at June 30, 2022 and December 31, 2021.  Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2022	December 31, 2021
Asset Derivatives
Crude oil and natural gas derivative contracts -
Current Portion	Assets from Price Risk Management Activities (1)	$1	$—
Noncurrent Portion	Other Assets (2)	—	6
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (3)	79	269
Noncurrent portion	Other Liabilities (4)	45	37

(1)    The current portion of Assets from Price Risk Management Activities consists of gross assets of $2 million, partially offset by gross liabilities of $1 million, at June 30, 2022.
(2)    The noncurrent portion of Assets from Price Risk Management Activities consists of gross assets of $7 million, partially offset by gross liabilities of $1 million at December 31, 2021.
(3)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $1,357 million, partially offset by gross assets of $10 million and collateral posted with counterparties of $1,268 million at June 30, 2022. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $421 million, partially offset by gross assets of $29 million and collateral posted with counterparties of $123 million, at December 31, 2021.
(4)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $687 million, partially offset by gross assets of $4 million and collateral posted with counterparties of $638 million at June 30, 2022. The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $64 million, partially offset by gross assets of $10 million and collateral posted with counterparties of $17 million, at December 31, 2021.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at both June 30, 2022 and December 31, 2021. EOG had $1,906 million of collateral posted and no collateral held at June 30, 2022. EOG had $140 million of collateral posted and no collateral held at December 31, 2021. Due to changes in contracted volumes and commodity prices subsequent to June 30, 2022, EOG had $1,529 million of collateral posted at August 3, 2022.

13.  Acquisitions and Divestitures

During the six months ended June 30, 2022. EOG paid cash for property acquisitions of $351 million in the United States. Additionally, during the six months ended June 30, 2022, EOG recognized net gains on asset dispositions of $122 million and received proceeds of approximately $231 million, primarily due to the sale of certain legacy natural gas assets in the Rocky Mountain area and producing properties in the Mid-Continent area.

During the six months ended June 30, 2021, EOG paid cash for property acquisitions of $92 million in the United States. Additionally, during the six months ended June 30, 2021, EOG recognized net gains on asset dispositions of $45 million and received proceeds of approximately $146 million, primarily due to the sale of its China operations during the second quarter of 2021.

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

For the first six months of 2022, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $101.44 per barrel and $6.05 per million British thermal units (MMBtu), respectively, representing increases of 64% and 119%, respectively, from the average NYMEX prices for the same period in 2021. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

The increases in crude oil and natural gas prices during the first six months of 2022 were due to several factors, including the continued recovery in demand for crude oil, natural gas and NGLs from the impacts of the COVID-19 pandemic; low worldwide inventory levels; continued supply restraint by OPEC+ (a consortium of OPEC (Organization of Petroleum Exporting Countries) and certain non-OPEC global producers); and the impact resulting from the ongoing conflict between Russia and Ukraine.

United States. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and condensate, NGLs and natural gas production. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil plays and natural gas plays.

During the first six months of 2022, EOG continued to focus on increasing drilling, completion and operating efficiencies, to improve well performance and to mitigate inflationary pressures on operating costs (e.g., costs for fuel and tubulars) resulting from supply chain disruptions, increased demand, labor shortages and other factors, including the ongoing conflict between Russia and Ukraine. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 75% of EOG's United States production during both the first six months of 2022 and 2021, respectively. During the first six months of 2022, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford oil play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas.

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

In March 2021, EOG signed a farmout agreement with Heritage, which allows EOG to earn a 65% working interest in a portion of the contract area (EOG Area) governed by the Trinidad Northern Area License. The EOG Area is located offshore the southwest coast of Trinidad. In the first half of 2022, EOG commenced drilling of one net exploratory well, which was determined to be unsuccessful.

In July 2022, EOG amended the natural gas sales contract with NGC to extend the term and provide for an increase in price realizations if index prices for certain commodities exceed specified levels.

EOG continues to make progress on the design and fabrication of a platform and related facilities for its previously announced discovery in the Modified U(a) Block. In the second half of 2022, EOG expects to install the platform together with the related facilities and drill two net exploratory wells and one net development well.

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

2022 Capital and Operating Plan. Total 2022 capital expenditures are estimated to range from approximately $4.3 billion to $4.7 billion, including facilities and gathering, processing and other expenditures, and excluding acquisitions, non-cash transactions and exploration costs. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in the Delaware Basin, Eagle Ford oil play, Rocky Mountain area and Dorado gas play where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to mitigate recent inflationary pressures on operating costs (e.g., costs for fuel and tubulars - see above related discussion) through efficiency gains. Full-year 2022 total crude oil, NGLs and natural gas production is expected to return to pre-pandemic levels. In addition, EOG expects to spend a portion of its anticipated 2022 capital expenditures on leasing acreage, evaluating new prospects, transportation infrastructure and environmental projects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 19% at both June 30, 2022 and December 31, 2021, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At June 30, 2022, EOG maintained a strong financial and liquidity position, including $3.1 billion of cash and cash equivalents on hand and $2.0 billion of availability under its senior unsecured revolving credit facility.

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

On May 5, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share paid on July 29, 2022, to stockholders of record as of July 15, 2022. The Board also declared on such date a special dividend of $1.80 per share paid on June 30, 2022, to stockholders of record as of June 15, 2022.

On August 4, 2022, the Board declared a special dividend on the common stock of $1.50 per share payable on September 29, 2022, to stockholders of record as of September 15, 2022.

Cash Return Framework. Also on May 5, 2022, EOG announced the addition of quantitative guidance to its cash return framework - specifically, a commitment to return a minimum of 60% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of quarterly dividends, special dividends and share repurchases. For related discussion regarding our payment of dividends, see ITEM 1A, Risk Factors, and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of EOG's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022 (EOG's 2021 Annual Report).

Results of Operations

The following review of operations for the three months ended June 30, 2022 and 2021 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Operating Revenues and Other. During the second quarter of 2022, operating revenues increased $3,268 million, or 79%, to $7,407 million from $4,139 million for the same period of 2021. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the second quarter of 2022 increased $3,006 million, or 87%, to $6,476 million from $3,470 million for the same period of 2021. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $1,377 million for the second quarter of 2022 compared to net losses of $427 million for the same period of 2021. Gathering, processing and marketing revenues for the second quarter of 2022 increased $1,147 million, or 112%, to $2,169 million from $1,022 million for the same period of 2021. Net gains on asset dispositions were $97 million for the second quarter of 2022 compared to net gains of $51 million for the same period of 2021.

Wellhead volume and price statistics for the three-month periods ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022	2021
Crude Oil and Condensate Volumes (MBbld) (1)
United States	463.5	446.9
Trinidad	0.6	1.7
Other International (2)	—	—
Total	464.1	448.6
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$111.26	$66.16
Trinidad	98.29	56.26
Other International (2)	—	55.56
Composite	111.25	66.12
Natural Gas Liquids Volumes (MBbld) (1)
United States	201.9	138.5
Total	201.9	138.5
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$42.28	$29.15
Composite	42.28	29.15
Natural Gas Volumes (MMcfd) (1)
United States	1,324	1,199
Trinidad	204	233
Other International (2)	—	13
Total	1,528	1,445
Average Natural Gas Prices ($/Mcf) (3)
United States	$7.77	$2.99
Trinidad	3.42	3.37
Other International (2)	—	5.69
Composite	7.19	3.07
Crude Oil Equivalent Volumes (MBoed) (4)
United States	886.1	785.2
Trinidad	34.6	40.6
Other International (2)	—	2.2
Total	920.7	828.0

Total MMBoe (4)	83.8	75.3

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

Wellhead crude oil and condensate revenues for the second quarter of 2022 increased $2,000 million, or 74%, to $4,699 million from $2,699 million for the same period of 2021. The increase was due to a higher composite average price ($1,901 million) and an increase of 15.5 MBbld, or 3%, in wellhead crude oil and condensate production ($99 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford oil play and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the second quarter of 2022 increased 68% to $111.25 per barrel compared to $66.12 per barrel for the same period of 2021.

NGL revenues for the second quarter of 2022 increased $410 million, or 112%, to $777 million from $367 million for the same period of 2021 due to a higher composite average price ($241 million) and an increase of 63.4 MBbld, or 46%, in NGL deliveries ($169 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the second quarter of 2022 increased 45% to $42.28 per barrel compared to $29.15 per barrel for the same period of 2021.

Wellhead natural gas revenues for the second quarter of 2022 increased $596 million, or 148%, to $1,000 million from $404 million for the same period of 2021. The increase was due to a higher average composite price ($571 million) and an increase in natural gas deliveries ($25 million). Natural gas deliveries for the second quarter of 2022 increased 83 MMcfd, or 6%, compared to the same period of 2021 due primarily to higher deliveries in the Dorado gas play and increased production of associated natural gas from the Permian Basin, partially offset by lower natural gas volumes due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022, lower natural gas deliveries in Trinidad and lower natural gas volumes associated with the disposition of the China assets in the second quarter of 2021. EOG's composite wellhead natural gas price for the second quarter of 2022 increased 134% to $7.19 per Mcf compared to $3.07 per Mcf for the same period of 2021.

During the second quarter of 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $1,377 million compared to net losses of $427 million for the same period of 2021. During the second quarter of 2022, net cash paid for settlements of financial commodity derivative contracts was $2,114 million, of which $1,328 million was related to the early termination of certain contracts. Such early termination payments included $307 million to terminate contracts scheduled to settle in the second half of 2022 and $1,021 million to terminate contracts scheduled to settle after December 31, 2022. Net cash paid for settlements of financial commodity derivative contracts was $193 million for the same period of 2021.

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

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2022 increased $11 million as compared to the same period of 2021 primarily due to higher margins on natural gas marketing activities, partially offset by lower margins on crude oil marketing activities.

Operating and Other Expenses.  For the second quarter of 2022, operating expenses of $4,504 million were $1,536 million higher than the $2,968 million incurred during the second quarter of 2021.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Lease and Well	$3.87	$3.58
Transportation Costs	2.91	2.84
Gathering and Processing Costs	1.81	1.70
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	10.42	11.63
Other Property, Plant and Equipment	0.45	0.50
General and Administrative (G&A)	1.53	1.59
Interest Expense, Net	0.57	0.60
Total (1)	$21.56	$22.44

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs and G&A for the three months ended June 30, 2022, compared to the same period of 2021, are set forth below. See "Operating Revenues and Other" above for a discussion of wellhead volumes.

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

Lease and well expenses of $324 million for the second quarter of 2022 increased $54 million from $270 million for the same prior year period primarily due to increased operating and maintenance costs ($41 million) and increased workover expenditures ($13 million), both in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $244 million for the second quarter of 2022 increased $30 million from $214 million for the same prior year period primarily due to increased transportation costs related to production from the Permian Basin ($18 million), the Eagle Ford oil play ($7 million) and the Dorado gas play ($5 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $24 million to $152 million for the second quarter of 2022 compared to $128 million for the same prior year period primarily due to increased gathering and processing fees related to production from the Permian Basin ($17 million) and increased operating and maintenance expenses related to production from the Permian Basin ($12 million) and the Eagle Ford oil play ($9 million), partially offset by decreased gathering and processing fees related to production from the Eagle Ford oil play ($8 million) and due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022 ($8 million).

G&A expenses of $128 million for the second quarter of 2022 increased $8 million from $120 million for the same prior year period primarily due to increased employee-related costs.

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

The following table represents impairments for the second quarter of 2022 and 2021 (in millions):

	Three Months Ended June 30,
	2022	2021
Proved properties	$13	$—
Unproved properties	54	43
Other assets	23	—
Firm commitment contracts	1	1
Total	$91	$44

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2022 increased $233 million to $472 million (7.3% of wellhead revenues) from $239 million (6.9% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($215 million) and increased ad valorem/property taxes ($19 million), all in the United States.

Other income, net was $27 million for the second quarter of 2022 compared to other expense, net of $2 million for the same prior year period. The change of $29 million in the second quarter of 2022 was primarily due to a decrease in deferred compensation expense ($13 million), higher equity income from ammonia plants in Trinidad ($12 million) and increased interest income ($6 million).

EOG recognized an income tax provision of $644 million for the second quarter of 2022 compared to an income tax provision of $217 million for the second quarter of 2021, primarily due to increased pretax income.  The net effective tax rate for the second quarter of 2022 increased to 22% from 19% for the second quarter of 2021, mostly due to the absence of certain tax benefits related to EOG's exiting of its Canadian operations.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Operating Revenues. During the first six months of 2022, operating revenues increased $3,557 million, or 45%, to $11,390 million from $7,833 million for the same period of 2021. Total wellhead revenues for the first six months of 2022 increased $5,102 million, or 77%, to $11,762 million from $6,660 million for the same period of 2021. During the first six months of 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $4,197 million compared to net losses of $794 million for the same period of 2021. Gathering, processing and marketing revenues for the first six months of 2022 increased $1,768 million, or 95%, to $3,638 million from $1,870 million for the same period of 2021. Net gains on asset dispositions were $122 million for the first six months of 2022 compared to net gains of $45 million for the same period of 2021.

Wellhead volume and price statistics for the six-month periods ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Crude Oil and Condensate Volumes (MBbld)
United States	456.5	437.8
Trinidad	0.7	2.0
Other International	—	—
Total	457.2	439.8
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$103.80	$62.22
Trinidad	90.33	52.57
Other International	—	42.36
Composite	103.78	62.18
Natural Gas Liquids Volumes (MBbld)
United States	196.1	131.5
Total	196.1	131.5
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$41.07	$28.62
Composite	41.07	28.62
Natural Gas Volumes (MMcfd)
United States	1,287	1,150
Trinidad	206	225
Other International	—	19
Total	1,493	1,394
Average Natural Gas Prices ($/Mcf) (1)
United States	$6.83	$4.19
Trinidad	3.39	3.37
Other International	—	5.67
Composite	6.35	4.08
Crude Oil Equivalent Volumes (MBoed)
United States	867.1	761.0
Trinidad	35.0	39.5
Other International	—	3.1
Total	902.1	803.6

Total MMBoe	163.3	145.4

(1)    Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

Wellhead crude oil and condensate revenues for the first six months of 2022 increased $3,638 million, or 73%, to $8,588 million from $4,950 million for the same period of 2021 due to a higher composite average price ($3,439 million) and an increase of 17.4 MBbld, or 4%, in wellhead crude oil and condensate production ($199 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford oil play and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the first six months of 2022 increased 67% to $103.78 per barrel compared to $62.18 per barrel for the same period of 2021.

NGL revenues for the first six months of 2022 increased $777 million, or 114%, to $1,458 million from $681 million for the same period of 2021 due to a higher composite average price ($442 million) and an increase of 64.6 MBbld, or 49%, in NGL deliveries ($335 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the first six months of 2022 increased 43% to $41.07 per barrel compared to $28.62 per barrel for the same period of 2021.

Wellhead natural gas revenues for the first six months of 2022 increased $687 million, or 67%, to $1,716 million from $1,029 million for the same period of 2021. The increase was due to a higher composite wellhead natural gas price ($614 million) and an increase in natural gas deliveries ($73 million). Natural gas deliveries for the first six months of 2022 increased 99 MMcfd, or 7%, compared to the same period of 2021 due primarily to higher deliveries in the Dorado gas play and increased production of associated natural gas from the Permian Basin, partially offset by lower natural gas volumes due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022, lower natural gas deliveries in Trinidad and lower natural gas volumes associated with the disposition of the China assets in the second quarter of 2021. EOG's composite wellhead natural gas price for the first six months of 2022 increased 56% to $6.35 per Mcf compared to $4.08 per Mcf for the same period of 2021.

During the first six months of 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $4,197 million compared to net losses of $794 million for the same period of 2021. During the first six months of 2022, net cash paid for settlements of financial commodity derivative contracts was $2,410 million, of which $1,328 million was related to the early termination of certain contracts. Such early termination payments included $307 million to terminate contracts scheduled to settle in the second half of 2022 and $1,021 million to terminate contracts scheduled to settle after December 31, 2022. Net cash paid for settlements of financial commodity derivative contracts was $223 million for the same period of 2021.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2022 increased $187 million as compared to the same period of 2021 primarily due to higher margins on natural gas marketing and crude oil marketing activities.

Operating and Other Expenses. For the first six months of 2022, operating expenses of $7,941 million were $2,211 million higher than the $5,730 million incurred during the same period of 2021. The following table presents the costs per Boe for the six-month periods ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Lease and Well	$3.93	$3.71
Transportation Costs	2.89	2.86
Gathering and Processing Costs	1.81	1.84
DD&A -
Oil and Gas Properties	10.31	11.96
Other Property, Plant and Equipment	0.46	0.51
G&A	1.54	1.58
Interest Expense, Net	0.59	0.63
Total (1)	$21.53	$23.09

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, and net interest expense for the six months ended June 30, 2022, compared to the same period of 2021 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $642 million for the first six months of 2022 increased $102 million from $540 million for the same prior year period primarily due to increased operating and maintenance costs ($75 million) and increased workover expenditures ($24 million), both in the United States.

Transportation costs of $472 million for the first six months of 2022 increased $56 million from $416 million for the same prior year period primarily due to increased transportation costs related to production from the Permian Basin ($38 million) and the Eagle Ford oil play ($12 million).

Gathering and processing costs of $296 million for the first six months of 2022 increased $29 million from $267 million for the same prior year period primarily due to increased gathering and processing fees ($33 million) and increased operating and maintenance expenses ($20 million), both related to production from the Permian Basin, partially offset by decreased gathering and processing fees related to production from the Eagle Ford oil play ($17 million) and decreased gathering and processing fees and operating and maintenance expenses due to the sale of certain legacy natural gas assets in the Rocky Mountain area ($11 million).

G&A expenses of $252 million for the first six months of 2022 increased $22 million from $230 million for the same prior year period primarily due to increased employee-related costs.

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

DD&A expenses for the first six months of 2022 decreased $56 million to $1,758 million from $1,814 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2022 were $57 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($272 million) and in Trinidad ($5 million), decreased production associated with the disposition of the China assets in the second quarter of 2021 ($5 million) and decreased production in Trinidad ($5 million), partially offset by increased production in the United States ($233 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to higher average crude oil, NGL and natural gas prices used in the reserve estimation process and to reserves added at lower costs as a result of increased efficiencies.

Exploration costs of $80 million for the first six months of 2022 increased $12 million from $68 million for the same prior year period due primarily to increased geological and geophysical expenditures ($11 million) in the United States.

The following table represents impairments for the six-month periods ended June 30, 2022 and 2021 (in millions):

	Six Months Ended June 30,
	2022	2021
Proved properties	$14	$—
Unproved properties	108	86
Other assets	23	—
Firm commitment contracts	1	2
Total	$146	$88

Taxes other than income for the first six months of 2022 increased $408 million to $862 million (7.3% of wellhead revenues) from $454 million (6.8% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($344 million), increased ad valorem/property taxes ($57 million) and increased payroll taxes ($6 million), all in the United States.

Other income, net was $26 million for the first six months of 2022 compared to other expense, net of $6 million for the same prior year period. The change of $32 million in the first half of 2022 was primarily due to higher equity income from ammonia plants in Trinidad ($23 million), increased interest income ($6 million) and a decrease in deferred compensation expense ($5 million).

EOG recognized an income tax provision of $751 million for the first six months of 2022 compared to an income tax provision of $421 million for the first six months of 2021, primarily due to increased pretax income. The net effective tax rate for the first six months of 2022 increased to 22% from 21% in the first six months of 2021.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2022, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were funds used in operations; dividend payments to stockholders; net cash paid for settlements of financial commodity derivative contracts; exploration and development expenditures; net collateral posted for financial commodity derivative contracts; and other property, plant and equipment expenditures. During the first six months of 2022, EOG's cash balance decreased $2,136 million to $3,073 million from $5,209 million at December 31, 2021.

Net cash provided by operating activities of $2,876 million for the first six months of 2022 decreased $553 million compared to the same period of 2021 primarily due to an increase in net cash paid for settlements of financial commodity derivative contracts ($2,187 million), an increase in net collateral posted for financial commodity derivative contracts ($1,659 million), an unfavorable change in net cash paid for income taxes ($921 million), an increase in cash operating expenses ($622 million), net cash used in working capital and other assets and liabilities in the first six months of 2022 ($1,164 million) compared to net cash used in working capital and other assets and liabilities in the first six months of 2021 ($514 million), partially offset by an increase in wellhead revenues ($5,102 million) and an increase in gathering, processing and marketing revenues less marketing costs ($187 million).

Net cash used in investing activities of $2,443 million for the first six months of 2022 increased $794 million compared to the same period of 2021 due to an increase in additions to oil and gas properties ($445 million), net cash used in working capital associated with investing activities in the first six months of 2022 ($211 million) compared to net cash provided by working capital associated with investing activities in the first six months of 2021 ($145 million), an increase in additions to other property, plant and equipment ($48 million) and an increase in other investing activities ($30 million), partially offset by an increase in proceeds from the sale of assets ($85 million).

Net cash used in financing activities of $2,569 million for the first six months of 2022 included cash dividend payments ($2,509 million), purchases of treasury stock in connection with stock compensation plans ($58 million) and repayment of finance lease liabilities ($19 million). Net cash used in financing activities of $1,229 million for the first six months of 2021 included repayments of long-term debt ($750 million), cash dividend payments ($458 million) and repayment of finance lease liabilities ($18 million).

Total Expenditures. For the year 2022, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $4.3 billion to $4.7 billion, excluding acquisitions, non-cash transactions and exploration costs. The table below sets out components of total expenditures for the six-month periods ended June 30, 2022 and 2021 (in millions):

	Six Months Ended June 30,
	2022	2021
Expenditure Category
Capital
Exploration and Development Drilling	$1,679	$1,444
Facilities	199	187
Leasehold Acquisitions (1)	98	104
Property Acquisitions (2)	356	95
Capitalized Interest	15	15
Subtotal	2,347	1,845
Exploration Costs	80	68
Dry Hole Costs	23	24
Exploration and Development Expenditures	2,450	1,937
Asset Retirement Costs	70	48
Total Exploration and Development Expenditures	2,520	1,985
Other Property, Plant and Equipment (3)	145	171
Total Expenditures	$2,665	$2,156

(1)    Leasehold acquisitions included $79 million and $22 million for the six-month periods ended June 30, 2022 and 2021, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $5 million and $3 million for the six-month periods ended June 30, 2022 and 2021, respectively, related to non-cash property exchanges.
(3)    Other property, plant and equipment included $74 million of non-cash additions for the six-month period ended June 30, 2021, primarily related to finance lease transactions for storage facilities.

Exploration and development expenditures of $2,450 million for the first six months of 2022 were $513 million higher than the same period of 2021 primarily due to increased property acquisitions ($261 million), increased exploration and development drilling expenditures in the United States ($258 million) and increased facilities expenditures ($12 million), partially offset by decreased exploration and development drilling expenditures in Trinidad ($18 million) and Other International ($4 million) and decreased leasehold acquisitions ($6 million). Exploration and development expenditures for the first six months of 2022 of $2,450 million consisted of $1,845 million in development drilling and facilities, $356 million in property acquisitions, $234 million in exploration and $15 million in capitalized interest. Exploration and development expenditures for the first six months of 2021 of $1,937 million consisted of $1,630 million in development drilling and facilities, $197 million in exploration, $95 million in property acquisitions and $15 million in capitalized interest.

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

Financial Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2021 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Losses on Mark-to-Market Financial Commodity Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's financial commodity derivative contracts, net of associated collateral posted, was reflected on the Condensed Consolidated Balance Sheets at June 30, 2022, as a net liability of $123 million.

As discussed in "Operating Revenues and Other," the net cash paid for settlements of financial commodity derivative contracts during the second quarter and first six months of 2022 was $2,114 million and $2,410 million, respectively, of which $1,328 million during both the second quarter and first six months of 2022 was related to the early termination of certain contracts; see the below summary tables for further discussion.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2022 to July 29, 2022 (closed) and outstanding as of July 29, 2022. Crude oil and NGL volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2022 (closed)	NYMEX West Texas Intermediate (WTI)	140	$65.58	—	$—
April - June 2022 (closed)	NYMEX WTI	140	65.62	—	—
July 2022 (closed)	NYMEX WTI	140	65.59	—	—
August - September 2022	NYMEX WTI	140	65.59	—	—
October - December 2022 (closed) (1)	NYMEX WTI	53	66.11	—	—
October - December 2022	NYMEX WTI	87	65.41	87	88.85
January - February 2023 (closed) (1)	NYMEX WTI	7	69.51	—	—
January - February 2023	NYMEX WTI	143	67.84	6	102.26
March 2023 (closed) (1)	NYMEX WTI	37	67.35	—	—
March 2023	NYMEX WTI	113	68.11	6	102.26
April - May 2023 (closed) (1)	NYMEX WTI	29	68.28	—	—
April - May 2023	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed) (1)	NYMEX WTI	118	67.77	—	—
June 2023	NYMEX WTI	2	69.10	2	98.15
July - September 2023 (closed) (1)	NYMEX WTI	100	70.15	—	—
October - December 2023 (closed) (1)	NYMEX WTI	69	69.41	—	—

(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 crude oil financial price swap contracts which were open at that time. EOG paid net cash of $593 million for the settlement of these contracts.

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

January - August 2022 (closed)	NYMEX WTI Roll Differential (1)	125	$0.15
September - December 2022	NYMEX WTI Roll Differential (1)	125	0.15

(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - August 2022 (closed)	NYMEX Henry Hub	725	$3.57
September 2022	NYMEX Henry Hub	725	3.57
October - December 2022 (closed) (1)	NYMEX Henry Hub	425	3.05
October - December 2022	NYMEX Henry Hub	300	4.32
January - December 2023 (closed) (1)	NYMEX Henry Hub	425	3.05
January - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 natural gas financial price swap contracts which were open at that time. EOG paid net cash of $735 million for the settlement of these contracts.

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - July 2022 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	210	$(0.01)
August - December 2022	NYMEX Henry Hub HSC Differential (1)	210	(0.01)
January - December 2023	NYMEX Henry Hub HSC Differential (1)	135	(0.01)
January - December 2024	NYMEX Henry Hub HSC Differential (1)	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential (1)	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had $1,529 million of collateral posted at August 3, 2022. EOG expects this collateral to be applied to the settlement of financial commodity derivative contracts if market prices remain above contract prices. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX WTI and Henry Hub prices.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Commodity Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" included in EOG's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022 (EOG's 2021 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements included in EOG's 2021 Annual Report. For updated information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues and Other" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financial Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to recent amendments to this item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter ended June 30, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2022 - April 30, 2022	23,045	$123.44	—	$5,000,000,000
May 1, 2022 - May 31, 2022	53,666	131.72	—	$5,000,000,000
June 1, 2022 - June 30, 2022	35,276	139.52	—	$5,000,000,000
Total	111,987	132.47	—

(1)The 111,987 total shares for the quarter ended June 30, 2022, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the November 2021 Authorization (as defined and further discussed below).
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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Six Months ended June 30, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets - June 30, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Six Months Ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 4, 2022	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)