Form 10-Q
period 2022-09-30
EOG RESOURCES INC
filed 2022-11-03
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	587,389,496	(as of October 27, 2022)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues and Other
Crude Oil and Condensate	$4,109	$2,929	$12,697	$7,879
Natural Gas Liquids	693	548	2,151	1,229
Natural Gas	1,235	568	2,951	1,597
Losses on Mark-to-Market Financial Commodity Derivative Contracts	(18)	(494)	(4,215)	(1,288)
Gathering, Processing and Marketing	1,561	1,186	5,199	3,056
Gains (Losses) on Asset Dispositions, Net	(21)	1	101	46
Other, Net	34	27	99	79
Total	7,593	4,765	18,983	12,598
Operating Expenses
Lease and Well	335	270	977	810
Transportation Costs	257	219	729	635
Gathering and Processing Costs	167	145	463	412
Exploration Costs	35	44	115	112
Dry Hole Costs	18	4	41	28
Impairments	94	82	240	170
Marketing Costs	1,621	1,184	5,031	3,013
Depreciation, Depletion and Amortization	906	927	2,664	2,741
General and Administrative	162	142	414	372
Taxes Other Than Income	334	277	1,196	731
Total	3,929	3,294	11,870	9,024
Operating Income	3,664	1,471	7,113	3,574
Other Income, Net	40	6	66	—
Income Before Interest Expense and Income Taxes	3,704	1,477	7,179	3,574
Interest Expense, Net	41	48	137	140
Income Before Income Taxes	3,663	1,429	7,042	3,434
Income Tax Provision	809	334	1,560	755
Net Income	$2,854	$1,095	$5,482	$2,679
Net Income Per Share
Basic	$4.90	$1.88	$9.40	$4.62
Diluted	$4.86	$1.88	$9.34	$4.59
Average Number of Common Shares
Basic	583	581	583	580
Diluted	587	584	587	584
Comprehensive Income
Net Income	$2,854	$1,095	$5,482	$2,679
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	5	2	6	(1)
Other, Net of Tax	1	—	—	—
Other Comprehensive Income (Loss)	6	2	6	(1)
Comprehensive Income	$2,860	$1,097	$5,488	$2,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$5,272	$5,209
Accounts Receivable, Net	3,343	2,335
Inventories	872	584
Income Taxes Receivable	93	—
Other	621	456
Total	10,201	8,584
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	67,065	67,644
Other Property, Plant and Equipment	4,659	4,753
Total Property, Plant and Equipment	71,724	72,397
Less: Accumulated Depreciation, Depletion and Amortization	(42,623)	(43,971)
Total Property, Plant and Equipment, Net	29,101	28,426
Deferred Income Taxes	18	11
Other Assets	1,167	1,215
Total Assets	$40,487	$38,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,718	$2,242
Accrued Taxes Payable	542	518
Dividends Payable	437	436
Liabilities from Price Risk Management Activities	243	269
Current Portion of Long-Term Debt	1,282	37
Current Portion of Operating Lease Liabilities	235	240
Other	289	300
Total	5,746	4,042

Long-Term Debt	3,802	5,072
Other Liabilities	2,573	2,193
Deferred Income Taxes	4,517	4,749
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 587,891,710 Shares Issued at September 30, 2022 and 585,521,512 Shares Issued at December 31, 2021	206	206
Additional Paid in Capital	6,155	6,087
Accumulated Other Comprehensive Loss	(6)	(12)
Retained Earnings	17,563	15,919
Common Stock Held in Treasury, 646,861 Shares at September 30, 2022 and 257,268 Shares at December 31, 2021	(69)	(20)
Total Stockholders' Equity	23,849	22,180
Total Liabilities and Stockholders' Equity	$40,487	$38,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2022	$206	$6,128	$(12)	$16,028	$(38)	$22,312
Net Income	—	—	—	2,854	—	2,854
Common Stock Dividends Declared, $2.25 Per Share	—	—	—	(1,319)	—	(1,319)
Other Comprehensive Income	—	—	6	—	—	6
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Change in Treasury Stock - Stock Compensation Plans, Net	—	(5)	—	—	(33)	(38)
Restricted Stock and Restricted Stock Units, Net	—	(2)	—	—	2	—
Stock-Based Compensation Expenses	—	34	—	—	—	34
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at September 30, 2022	$206	$6,155	$(6)	$17,563	$(69)	$23,849

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2021	$206	$6,017	$(15)	$14,689	$(16)	$20,881
Net Income	—	—	—	1,095	—	1,095
Common Stock Dividends Declared, $0.4125 Per Share	—	—	—	(242)	—	(242)
Other Comprehensive Income	—	—	2	—	—	2
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Change in Treasury Stock - Stock Compensation Plans, Net	—	(5)	—	—	(17)	(22)
Restricted Stock and Restricted Stock Units, Net	—	(5)	—	—	5	—
Stock-Based Compensation Expenses	—	51	—	—	—	51
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at September 30, 2021	$206	$6,058	$(13)	$15,542	$(28)	$21,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2021	$206	$6,087	$(12)	$15,919	$(20)	$22,180
Net Income	—	—	—	5,482	—	5,482
Common Stock Dividends Declared, $6.55 Per Share	—	—	—	(3,838)	—	(3,838)
Other Comprehensive Income	—	—	6	—	—	6
Common Stock Issued Under Stock Plans	—	13	—	—	—	13
Change in Treasury Stock - Stock Compensation Plans, Net	—	(40)	—	—	(53)	(93)
Restricted Stock and Restricted Stock Units, Net	—	(4)	—	—	4	—
Stock-Based Compensation Expenses	—	99	—	—	—	99
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at September 30, 2022	$206	$6,155	$(6)	$17,563	$(69)	$23,849

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2020	$206	$5,945	$(12)	$14,170	$(7)	$20,302
Net Income	—	—	—	2,679	—	2,679
Common Stock Dividends Declared, $2.2375 Per Share	—	—	—	(1,307)	—	(1,307)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Common Stock Issued Under Stock Plans	—	9	—	—	—	9
Change in Treasury Stock - Stock Compensation Plans, Net	—	(7)	—	—	(27)	(34)
Restricted Stock and Restricted Stock Units, Net	—	(6)	—	—	6	—
Stock-Based Compensation Expenses	—	117	—	—	—	117
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at September 30, 2021	$206	$6,058	$(13)	$15,542	$(28)	$21,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$5,482	$2,679
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,664	2,741
Impairments	240	170
Stock-Based Compensation Expenses	99	117
Deferred Income Taxes	(240)	(244)
Gains on Asset Dispositions, Net	(101)	(46)
Other, Net	(15)	15
Dry Hole Costs	41	28
Mark-to-Market Financial Commodity Derivative Contracts
Total Losses	4,215	1,288
Net Cash Payments for Settlements of Financial Commodity Derivative Contracts	(3,257)	(516)
Other, Net	33	8
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(1,008)	(639)
Inventories	(311)	95
Accounts Payable	301	115
Accrued Taxes Payable	24	286
Other Assets	(271)	(55)
Other Liabilities	(548)	(317)
Changes in Components of Working Capital Associated with Investing Activities	301	(100)
Net Cash Provided by Operating Activities	7,649	5,625
Investing Cash Flows
Additions to Oil and Gas Properties	(3,390)	(2,689)
Additions to Other Property, Plant and Equipment	(248)	(147)
Proceeds from Sales of Assets	310	154
Other Investing Activities	(30)	—
Changes in Components of Working Capital Associated with Investing Activities	(301)	100
Net Cash Used in Investing Activities	(3,659)	(2,582)
Financing Cash Flows
Long-Term Debt Repayments	—	(750)
Dividends Paid	(3,821)	(1,278)
Treasury Stock Purchased	(95)	(33)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	17	9
Repayment of Finance Lease Liabilities	(27)	(27)
Net Cash Used in Financing Activities	(3,926)	(2,079)
Effect of Exchange Rate Changes on Cash	(1)	—
Increase in Cash and Cash Equivalents	63	964
Cash and Cash Equivalents at Beginning of Period	5,209	3,329
Cash and Cash Equivalents at End of Period	$5,272	$4,293

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Standards. In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848)" (ASU 2020-04), which provides optional expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (LIBOR) and other rates resulting from rate reform. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. Early adoption is permitted. ASU 2020-04 covers certain contracts which reference these rates and that are entered into on or before December 31, 2022. EOG has evaluated the provisions of ASU 2020-04 and has concluded that the application of ASU 2020-04 will not have a material impact on its consolidated financial statements and related disclosures related to its $2.0 billion senior unsecured Revolving Credit Agreement.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2021 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease and Well	$6	$11	$29	$36
Gathering and Processing Costs	1	1	3	2
Exploration Costs	—	4	10	15
General and Administrative	27	35	57	64
Total	$34	$51	$99	$117

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

At September 30, 2022, approximately 16 million common shares remained available for grant under the 2021 Plan. EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $11 million and $20 million during the three months ended September 30, 2022 and 2021, respectively, and $28 million and $39 million during the nine months ended September 30, 2022 and 2021, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants during the nine-month periods ended September 30, 2022 and 2021 are as follows:

	Stock Options/SARs		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted Average Fair Value of Grants	$28.30	$24.92	$26.71	$18.15
Expected Volatility	42.20%	42.24%	43.08%	51.23%
Risk-Free Interest Rate	0.89%	0.50%	1.33%	0.07%
Dividend Yield	3.28%	2.25%	2.88%	2.88%
Expected Life	5.3 years	5.2 years	0.5 years	0.5 years

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

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2022 and 2021 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	9,969	$84.37	10,186	$84.08
Granted	2	97.64	1,976	81.66
Exercised (1)	(4,282)	91.63	(448)	64.18
Forfeited	(192)	84.26	(984)	98.64
Outstanding at September 30 (2)	5,497	$78.73	10,730	$83.13
Vested or Expected to Vest (3)	5,344	$79.05	10,407	$83.65
Exercisable at September 30 (4)	3,686	$84.18	6,906	$92.39

(1)The total intrinsic value of stock options/SARs exercised during the nine months ended September 30, 2022 and 2021 was $122 million and $8 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at September 30, 2022 and 2021 was $194 million and $95 million, respectively. At both September 30, 2022 and 2021, the weighted average remaining contractual life was 4.3 years.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2022 and 2021 was $187 million and $90 million, respectively. At both September 30, 2022 and 2021, the weighted average remaining contractual life was 4.3 years.
(4)The total intrinsic value of stock options/SARs exercisable at September 30, 2022 and 2021 was $114 million and $38 million, respectively. At September 30, 2022 and 2021, the weighted average remaining contractual life was 3.7 years and 3.2 years, respectively.

At September 30, 2022, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $38 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $18 million and $20 million for the three months ended September 30, 2022 and 2021, respectively, and $63 million and $65 million for the nine months ended September 30, 2022 and 2021, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2022 and 2021 (shares and units in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,680	$69.37	4,742	$74.97
Granted	1,623	113.03	1,409	81.44
Released (1)	(1,953)	82.05	(1,321)	101.63
Forfeited	(130)	65.44	(65)	68.49
Outstanding at September 30 (2)	4,220	$80.41	4,765	$69.58

(1)The total intrinsic value of restricted stock and restricted stock units released during the nine months ended September 30, 2022 and 2021 was $215 million and $104 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2022 and 2021 was $472 million and $383 million, respectively.

At September 30, 2022, unrecognized compensation expense related to restricted stock and restricted stock units totaled $313 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

Performance Units. EOG grants Performance Units annually to its executive officers without cost to them. For the grants made prior to September 2022, as more fully discussed in the grant agreements, the applicable performance metric is EOG's total shareholder return (TSR) over a three-year performance period relative to the TSR over the same period of a designated group of peer companies. Upon the application of the applicable performance multiple at the completion of the three-year performance period, a minimum of 0% and a maximum of 200% of the Performance Units granted could be outstanding.

For the grants made beginning in September 2022, as more fully discussed in the grant agreements, the applicable performance metrics are 1) EOG's TSR over a three-year performance period relative to the TSR over the same period of a designated group of peer companies and 2) EOG's average return on capital employed (ROCE) over the three-year performance period. At the end of the three-year performance period, a performance multiple based on EOGs relative TSR ranking will be determined, with a minimum performance multiple of 0% and a maximum performance multiple of 200%. A specified modifier ranging from -70% to +70% will then be applied to the performance multiple based on EOG's average ROCE over the three-year performance period, provided that in no event shall the performance multiple, after applying the ROCE modifier, be less than 0% or exceed 200%. Furthermore, if EOG's TSR over the three-year performance period is negative (i.e., less than 0%), the performance multiple will be capped at 100%, regardless of EOG's relative TSR ranking or three-year average ROCE.

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $5 million and $11 million for the three months ended September 30, 2022 and 2021, respectively, and $8 million and $13 million for the nine months ended September 30, 2022 and 2021, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the nine-month periods ended September 30, 2022 and 2021 (units in thousands):

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	679		$84.97	613	$88.38
Granted	122		126.55	222	90.94
Granted for Performance Multiple (1)	—		—	19	113.81
Released (2)	(57)		136.74	(175)	113.06
Forfeited for Performance Multiple (3)	(56)		136.74	—	—
Outstanding at September 30 (4)	688	(5)	$83.82	679	$83.59

(1)Upon completion of the Performance Period for the Performance Units granted in 2017, a performance multiple of 125% was applied to the grants resulting in an additional grant of Performance Units in February 2021.
(2)The total intrinsic value of Performance Units released was $7 million and $13 million for the nine months ended September 30, 2022 and 2021, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(3)Upon completion of the Performance Period for the Performance Units granted in 2018, a performance multiple of 50% was applied to the grants resulting in a forfeiture of Performance Units in February 2022.
(4)The total intrinsic value of Performance Units outstanding at September 30, 2022 and 2021 was approximately $77 million and $55 million, respectively.
(5)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 1,376 Performance Units could be outstanding.

At September 30, 2022, unrecognized compensation expense related to Performance Units totaled $20 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.8 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and nine-month periods ended September 30, 2022 and 2021 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$2,854	$1,095	$5,482	$2,679
Denominator for Basic Earnings Per Share -
Weighted Average Shares	583	581	583	580
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	1	2	1
Restricted Stock/Units and Performance Units	3	2	2	3
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	587	584	587	584
Net Income Per Share
Basic	$4.90	$1.88	$9.40	$4.62
Diluted	$4.86	$1.88	$9.34	$4.59

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were 1 million and 7 million for the three-month periods ended September 30, 2022 and 2021, respectively, and were 1 million and 7 million shares for the nine-month periods ended September 30, 2022 and 2021, respectively.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended September 30,
	2022	2021
Interest (1)	$123	$134
Income Taxes, Net of Refunds Received	$2,059	$775

(1)Net of capitalized interest of $26 million and $24 million for the nine months ended September 30, 2022 and 2021, respectively.

EOG's accrued capital expenditures at September 30, 2022 and 2021 were $575 million and $405 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2022 and 2021, included additions of $113 million and $41 million, respectively, to EOG's oil and gas properties as a result of property exchanges. Non-cash investing activities for the nine months ended September 30, 2021, also included additions of $74 million to EOG's other property, plant and equipment made in connection with finance lease transactions for storage facilities.

Operating activities for the nine months ended September 30, 2022 and 2021, included the net use of cash of $546 million and $308 million, respectively, related to collateral posted for financial commodity derivative contracts. For related discussion, see Note 12. This amount is reflected in Other Liabilities within the Changes in Components of Working Capital and Other Assets and Liabilities line item on the Condensed Consolidated Statements of Cash Flows.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues and Other
United States	$7,481	$4,692	$18,733	$12,293
Trinidad	111	72	249	229
Other International (1)	1	1	1	76
Total	$7,593	$4,765	$18,983	$12,598
Operating Income (Loss)
United States	$3,606	$1,455	$7,010	$3,422
Trinidad	73	37	132	121
Other International (1) (2)	(15)	(21)	(29)	31
Total	3,664	1,471	7,113	3,574
Reconciling Items
Other Income, Net	40	6	66	—
Interest Expense, Net	(41)	(48)	(137)	(140)
Income Before Income Taxes	$3,663	$1,429	$7,042	$3,434

(1)    Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.
(2)    EOG recorded pretax impairment charges of $10 million and $13 million for the three months ended September 30, 2022 and 2021, respectively, and $12 million and $15 million for the nine months ended September 30, 2022 and 2021, respectively, for proved oil and gas properties and firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada.

Total assets by reportable segment are presented below at September 30, 2022 and December 31, 2021 (in millions):

	At September 30, 2022	At December 31, 2021
Total Assets
United States	$39,521	$37,436
Trinidad	831	637
Other International (1)	135	163
Total	$40,487	$38,236

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended September 30,
	2022	2021
Carrying Amount at January 1	$1,231	$1,217
Liabilities Incurred	83	55
Liabilities Settled (1)	(178)	(83)
Accretion	32	33
Revisions	102	(7)
Foreign Currency Translation	(5)	—
Carrying Amount at September 30	$1,265	$1,215

Current Portion	$38	$54
Noncurrent Portion	$1,227	$1,161

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2022, are presented below (in millions):

Nine Months Ended September 30, 2022
Balance at January 1	$7
Additions Pending the Determination of Proved Reserves	93
Reclassifications to Proved Properties	(12)
Costs Charged to Expense (1)	(35)
Balance at September 30	$53

(1)Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

At September 30, 2022, all capitalized exploratory well costs had been capitalized for periods of less than one year.

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

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $37 million and $36 million for the nine months ended September 30, 2022 and 2021. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at September 30, 2022 and December 31, 2021, and did not utilize any commercial paper borrowings during the nine months ended September 30, 2022 and 2021.

At September 30, 2022, the $1,250 million aggregate principal amount of EOG's 2.625% Senior Notes due 2023 were classified as Current Portion of Long-Term Debt on the Condensed Consolidated Balance Sheets.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At September 30, 2022, EOG was in compliance with this financial covenant. At September 30, 2022 and December 31, 2021, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at September 30, 2022, would have been 4.04% and 6.25%, respectively.

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

On August 4, 2022, the Board declared a special dividend on the common stock of $1.50 per share paid on September 29, 2022, to stockholders of record as of September 15, 2022.

On September 29, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share payable on October 31, 2022, to stockholders of record as of October 17, 2022. At September 30, 2022, this quarterly cash dividend was accrued as Dividends Payable on the Condensed Consolidated Balance Sheets.

On November 3, 2022, the Board (i) increased the quarterly cash dividend on the common stock from the previous $0.75 per share to $0.825 per share, effective beginning with the dividend payable on January 31, 2023, to stockholders of record as of January 17, 2023, and (ii) declared a special cash dividend on the common stock of $1.50 per share, payable on December 30, 2022, to stockholders of record as of December 15, 2022.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2021 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2022
Financial Assets:
Natural Gas Basis Swaps	$—	$29	$—	$29
Financial Liabilities:
Crude Oil Swaps	—	297	—	297
Natural Gas Swaps	—	1,052	—	1,052
Crude Oil Roll Differential Swaps	—	8	—	8

At December 31, 2021
Financial Assets:
Natural Gas Swaps	$—	$29	$—	$29
Natural Gas Basis Swaps	—	2	—	2
Crude Oil Swaps	—	15	—	15
Financial Liabilities:
Crude Oil Roll Differential Swaps	—	24	—	24
Natural Gas Swaps	—	121	—	121
Crude Oil Swaps	—	340	—	340
Natural Gas Basis Swaps	—	1	—	1

See Note 12 for the balance sheet amounts and classification of EOG's financial commodity derivative instruments at September 30, 2022 and December 31, 2021.

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

At both September 30, 2022 and December 31, 2021, EOG had outstanding $4,890 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $4,667 million and $5,577 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the nine-month period ended September 30, 2022 (closed) and outstanding as of September 30, 2022. Crude oil volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl). Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2022 (closed)	New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI)	140	$65.58	—	$—
April - June 2022 (closed)	NYMEX WTI	140	65.62	—	—
July - September 2022 (closed)	NYMEX WTI	140	65.59	—	—
October - December 2022 (closed) (1)	NYMEX WTI	53	66.11	—	—
October - December 2022	NYMEX WTI	87	65.41	87	88.85
January - March 2023 (closed) (1) (2)	NYMEX WTI	55	67.96	—	—
January - March 2023	NYMEX WTI	95	67.90	6	102.26
April - May 2023 (closed) (1)	NYMEX WTI	29	68.28	—	—
April - May 2023	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed) (1)	NYMEX WTI	118	67.77	—	—
June 2023	NYMEX WTI	2	69.10	2	98.15
July - September 2023 (closed) (1)	NYMEX WTI	100	70.15	—	—
October - December 2023 (closed) (1)	NYMEX WTI	69	69.41	—	—

(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 crude oil financial price swap contracts which were open at that time. EOG paid net cash of $593 million for the settlement of these contracts.
(2)    In the third quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its January 2023 - March 2023 crude oil financial price swap contracts which were open at that time. EOG paid net cash of $63 million for the settlement of these contracts.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

January - October 2022 (closed)	NYMEX WTI Roll Differential (1)	125	$0.15
November - December 2022	NYMEX WTI Roll Differential (1)	125	0.15

(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - September 2022 (closed)	NYMEX Henry Hub	725	$3.57
October - December 2022 (closed) (1)	NYMEX Henry Hub	425	3.05
October (closed)	NYMEX Henry Hub	300	4.32
November - December 2022	NYMEX Henry Hub	300	4.32
January - December 2023 (closed) (1)	NYMEX Henry Hub	425	3.05
January - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 natural gas financial price swap contracts which were open at that time. EOG paid net cash of $735 million for the settlement of these contracts.

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - September 2022 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	210	$0.01
October - December 2022	NYMEX Henry Hub HSC Differential (1)	210	0.01
January - December 2023	NYMEX Henry Hub HSC Differential (1)	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential (1)	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential (1)	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

Financial Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity derivative instruments at September 30, 2022 and December 31, 2021. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2022	December 31, 2021
Asset Derivatives
Crude oil and natural gas derivative contracts -
Noncurrent Portion	Other Assets (1)	$—	$6
Liability Derivatives
Crude oil and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (2)	243	269
Noncurrent portion	Other Liabilities (3)	399	37

(1)    The noncurrent portion of Assets from Price Risk Management Activities consists of gross assets of $7 million, partially offset by gross liabilities of $1 million at December 31, 2021.
(2)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $547 million, partially offset by gross assets of $25 million and collateral posted with counterparties of $279 million at September 30, 2022. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $421 million, partially offset by gross assets of $29 million and collateral posted with counterparties of $123 million, at December 31, 2021.
(3)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $810 million, partially offset by gross assets of $4 million and collateral posted with counterparties of $407 million at September 30, 2022. The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $64 million, partially offset by gross assets of $10 million and collateral posted with counterparties of $17 million, at December 31, 2021.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at both September 30, 2022 and December 31, 2021. EOG had $686 million of collateral posted and no collateral held at September 30, 2022. EOG had $140 million of collateral posted and no collateral held at December 31, 2021. Due to changes in contracted volumes and commodity prices subsequent to September 30, 2022, EOG had $623 million of collateral posted at November 2, 2022.

13.  Acquisitions and Divestitures

During the nine months ended September 30, 2022, EOG paid cash for property acquisitions of $392 million in the United States. Additionally, during the nine months ended September 30, 2022, EOG recognized net gains on asset dispositions of $101 million and received proceeds of approximately $310 million, primarily due to the sale of certain legacy natural gas assets in the Rocky Mountain area, unproved leasehold in Texas and producing properties in the Mid-Continent area.

During the nine months ended September 30, 2021, EOG paid cash for property acquisitions of $95 million in the United States. Additionally, during the nine months ended September 30, 2021, EOG recognized net gains on asset dispositions of $46 million and received proceeds of approximately $154 million, primarily due to the sale of its China operations during the second quarter of 2021.

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

For the first nine months of 2022, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $98.14 per barrel and $6.77 per million British thermal units (MMBtu), respectively, representing increases of 51% and 113%, respectively, from the average NYMEX prices for the same period in 2021. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

The increases in crude oil and natural gas prices during the first nine months of 2022 were due to numerous factors, including the continued recovery in demand for crude oil, natural gas and NGLs from the impacts of the COVID-19 pandemic; low worldwide inventory levels; continued supply restraint by OPEC+ (a consortium of OPEC (Organization of Petroleum Exporting Countries) and certain non-OPEC global producers); and the impact resulting from the ongoing conflict between Russia and Ukraine.

Inflation Considerations; Availability of Materials, Labor & Services. Beginning in the second half of 2021 and continuing through the first nine months of 2022, EOG, similar to other companies in its industry, has experienced inflationary pressures on its operating and capital costs - namely the costs of fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor and drilling and completion services. Such inflationary pressures have resulted from (i) supply chain disruptions caused by the COVID-19 pandemic and the resulting limited availability of certain materials and products manufactured using such materials; (ii) increased demand for fuel and steel; (iii) increased demand for drilling and completion services coupled with a limited number of available service providers, resulting in increased competition for such services among EOG and other companies in its industry; (iv) labor shortages; and (v) other factors, including the ongoing conflict between Russia and the Ukraine which began in late February 2022. EOG currently expects such inflationary pressures and contributing factors to continue into 2023.

Such inflationary pressures on EOG's operating costs have, in turn, impacted its cash flows and results of operations. However, by virtue of its continued focus on increasing its drilling, completion and operating efficiencies and improving the performance of its wells, as well as the flexibility provided by its multi-basin drilling portfolio, EOG has, to date, been able to largely offset such impacts. EOG currently expects such inflationary pressures to result in an increase of less than 10 percent in its fiscal year 2022 well costs (i.e., its costs for drilling, completions and well-site facilities) versus fiscal year 2021. Accordingly, such increase in EOG's fiscal year 2022 well costs has not, to date, had a material impact on EOG's results of operations, and EOG currently does not expect such increase to have a material impact on its full-year 2022 results of operations. Further, such inflationary pressures and the factors contributing to such inflationary pressures (described above) have not, to date, impacted EOG's liquidity, capital resources, cash requirements or financial position or its ability to conduct its day-to-day drilling, completion and production operations.

The initiatives EOG has undertaken (and continues to undertake) to increase its drilling, completion and operating efficiencies and improve the performance of its wells and, in turn, mitigate such inflationary pressures, include (among others): (i) EOG's downhole drilling motor program, which has resulted in increased footage drilled per day and, in turn, reduced drilling times; (ii) enhanced techniques for completing its wells, which has resulted in increased footage completed per day and pumping hours per day; and (iii) EOG's self-sourced sand program, which has resulted in continued costs savings for the sand utilized in its well completion operations. In addition, EOG enters into agreements with its service providers from time to time, when available and advantageous, to secure the costs and availability of certain of the drilling and completion services it utilizes as part of its operations.

EOG plans to continue with these initiatives and actions, though there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on EOG's operating costs, cash flows and results of operations. Further, there can be no assurance that the factors contributing to any future inflationary pressures will not impact EOG's ability to conduct its future day-to-day drilling, completion and production operations.

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

During the first nine months of 2022, EOG continued to focus on increasing drilling, completion and operating efficiencies, to improve well performance and, as is further discussed above, to mitigate inflationary pressures on its operating and capital costs (e.g., costs for fuel and tubulars). In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using the ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 75% of EOG's United States production during both the first nine months of 2022 and 2021, respectively. During the first nine months of 2022, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford oil play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas.

Trinidad. In the Republic of Trinidad and Tobago (Trinidad), EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC), and crude oil and condensate which is sold to Heritage Petroleum Company Limited (Heritage). In July 2022, EOG amended the natural gas sales contract with NGC to extend the term and provide for an increase in price realizations if index prices for certain commodities exceed specified levels. The pricing component of this amendment was effective September 2020.

In March 2021, EOG signed a farmout agreement with Heritage, which allows EOG to earn a 65% working interest in a portion of the contract area (EOG Area) governed by the Trinidad Northern Area License. The EOG Area is located offshore the southwest coast of Trinidad. In the first nine months of 2022, EOG prepared for and drilled one net exploratory well, which was determined to be unsuccessful.

Also, in the first nine months of 2022, EOG continued to make progress on the design, fabrication and installation of the platform and related facilities for its previously-announced discovery in the Modified U(a) Block. In the fourth quarter of 2022, EOG expects to complete the installation of the platform and facilities and commence the development drilling campaign in the Modified U(a) Block. Additionally, in the first nine months of 2022, EOG commenced the drilling of one net exploratory well from a pre-existing platform in the Modified U(a) Block, which was in progress at September 30, 2022. In the fourth quarter of 2022, EOG also expects to complete and put on production one net exploratory well that was started in the third quarter of 2022 and to drill one additional net exploratory well from the same platform.

Other International. In November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. In the first nine months of 2022, EOG continued to prepare for the drilling of an exploration well which is expected to commence in 2023, subject to statutory approvals.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

2022 Capital and Operating Plan. Total 2022 capital expenditures are estimated to range from approximately $4.5 billion to $4.7 billion, including facilities and gathering, processing and other expenditures, and excluding acquisitions, non-cash transactions and exploration costs. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in the Delaware Basin, Eagle Ford oil play, Rocky Mountain area and Dorado gas play where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to mitigate recent inflationary pressures on its operating and capital costs (e.g., costs for fuel and tubulars) through efficiency gains; see above related discussion. Full-year 2022 total crude oil, NGLs and natural gas production is expected to return to pre-pandemic levels. In addition, EOG plans to continue to spend a portion of its anticipated 2022 capital expenditures on leasing acreage, evaluating new prospects, transportation infrastructure and environmental projects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 18% and 19% at September 30, 2022 and December 31, 2021, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At September 30, 2022, EOG maintained a strong financial and liquidity position, including $5.3 billion of cash and cash equivalents on hand and $2.0 billion of availability under its senior unsecured revolving credit facility.

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

On August 4, 2022, the Board declared a special dividend on the common stock of $1.50 per share paid on September 29, 2022, to stockholders of record as of September 15, 2022.

On September 29, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share paid on October 31, 2022, to stockholders of record as of October 17, 2022.

On November 3, 2022, the Board (i) increased the quarterly cash dividend on the common stock from the previous $0.75 per share to $0.825 per share, effective beginning with the dividend payable on January 31, 2023, to stockholders of record as of January 17, 2023, and (ii) declared a special cash dividend on the common stock of $1.50 per share, payable on December 30, 2022, to stockholders of record as of December 15, 2022.

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

Results of Operations

The following review of operations for the three months ended September 30, 2022 and 2021 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Operating Revenues and Other. During the third quarter of 2022, operating revenues increased $2,828 million, or 59%, to $7,593 million from $4,765 million for the same period of 2021. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2022 increased $1,992 million, or 49%, to $6,037 million from $4,045 million for the same period of 2021. EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $18 million for the third quarter of 2022 compared to net losses of $494 million for the same period of 2021. Gathering, processing and marketing revenues for the third quarter of 2022 increased $375 million, or 32%, to $1,561 million from $1,186 million for the same period of 2021. Net losses on asset dispositions were $21 million for the third quarter of 2022 compared to net gains of $1 million for the same period of 2021.

Wellhead volume and price statistics for the three-month periods ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021
Crude Oil and Condensate Volumes (MBbld) (1)
United States	464.6		448.3
Trinidad	0.5		1.2
Other International (2)	—		—
Total	465.1		449.5
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$96.05		$70.88
Trinidad	84.98		60.19
Other International (2)	—		—
Composite	96.04		70.85
Natural Gas Liquids Volumes (MBbld) (1)
United States	209.3		157.9
Total	209.3		157.9
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$36.02		$37.72
Composite	36.02		37.72
Natural Gas Volumes (MMcfd) (1)
United States	1,306		1,210
Trinidad	163		212
Other International (2)	—		—
Total	1,469		1,422
Average Natural Gas Prices ($/Mcf) (3)
United States	$9.35		$4.50
Trinidad	7.45	(5)	3.39
Other International (2)	—		—
Composite	9.14		4.34
Crude Oil Equivalent Volumes (MBoed) (4)
United States	891.6		807.9
Trinidad	27.6		36.5
Other International (2)	—		—
Total	919.2		844.4

Total MMBoe (4)	84.6		77.7

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
(5)Includes revenue adjustment of $3.37 per Mcf ($0.37 per Mcf of EOG's composite wellhead natural gas price) related to a price adjustment per a provision of the natural gas sales contract with NGC amended in July 2022 for natural gas sales during the period from September 2020 through June 2022.

Wellhead crude oil and condensate revenues for the third quarter of 2022 increased $1,180 million, or 40%, to $4,109 million from $2,929 million for the same period of 2021. The increase was due to a higher composite average price ($1,087 million) and an increase of 15.6 MBbld, or 3%, in wellhead crude oil and condensate production ($93 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford oil play and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the third quarter of 2022 increased 36% to $96.04 per barrel compared to $70.85 per barrel for the same period of 2021.

NGL revenues for the third quarter of 2022 increased $145 million, or 26%, to $693 million from $548 million for the same period of 2021 due to an increase of 51.4 MBbld, or 33%, in NGL deliveries ($177 million), partially offset by a lower composite average price ($32 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the third quarter of 2022 decreased 5% to $36.02 per barrel compared to $37.72 per barrel for the same period of 2021.

Wellhead natural gas revenues for the third quarter of 2022 increased $667 million, or 117%, to $1,235 million from $568 million for the same period of 2021. The increase was due to a higher average composite price ($650 million) and an increase in natural gas deliveries ($17 million). Natural gas deliveries for the third quarter of 2022 increased 47 MMcfd, or 3%, compared to the same period of 2021 due primarily to higher deliveries in the Dorado gas play and increased production of associated natural gas from the Permian Basin, partially offset by lower natural gas deliveries in Trinidad and lower natural gas volumes due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022. EOG's composite wellhead natural gas price for the third quarter of 2022 increased 111% to $9.14 per Mcf compared to $4.34 per Mcf for the same period of 2021.

During the third quarter of 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $18 million compared to net losses of $494 million for the same period of 2021. During the third quarter of 2022, net cash paid for settlements of financial commodity derivative contracts was $847 million, of which $63 million was related to the early termination of certain contracts scheduled to settle after December 31, 2022. Net cash paid for settlements of financial commodity derivative contracts was $293 million for the same period of 2021.

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

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2022 decreased $62 million as compared to the same period of 2021 primarily due to lower margins on crude oil marketing activities, partially offset by higher margins on natural gas marketing activities.

Operating and Other Expenses.  For the third quarter of 2022, operating expenses of $3,929 million were $635 million higher than the $3,294 million incurred during the third quarter of 2021.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Lease and Well	$3.96	$3.48
Transportation Costs	3.04	2.82
Gathering and Processing Costs	1.97	1.87
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	10.24	11.47
Other Property, Plant and Equipment	0.47	0.46
General and Administrative (G&A)	1.92	1.83
Interest Expense, Net	0.48	0.62
Total (1)	$22.08	$22.55

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, G&A and net interest expense for the three months ended September 30, 2022, compared to the same period of 2021, are set forth below. See "Operating Revenues and Other" above for a discussion of wellhead volumes.

Lease and well expenses include expenses for EOG-operated properties, as well as expenses billed to EOG from other operators where EOG is not the operator of a property. Lease and well expenses can be divided into the following categories: costs to operate and maintain crude oil and natural gas wells, the cost of workovers and lease and well administrative expenses. Operating and maintenance costs include, among other things, pumping services, produced water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power. Workovers are operations to restore or maintain production from existing wells.

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

Lease and well expenses of $335 million for the third quarter of 2022 increased $65 million from $270 million for the same prior year period primarily due to increased operating and maintenance costs ($60 million) and increased workover expenditures ($8 million), both in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $257 million for the third quarter of 2022 increased $38 million from $219 million for the same prior year period primarily due to increased transportation costs related to production from the Permian Basin.

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $22 million to $167 million for the third quarter of 2022 compared to $145 million for the same prior year period primarily due to increased gathering and processing fees related to production from the Permian Basin ($22 million) and increased operating and maintenance expenses related to production from the Permian Basin ($14 million) and the Eagle Ford oil play ($5 million), partially offset by decreased gathering and processing fees related to production from the Eagle Ford oil play ($11 million) and due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022 ($9 million).

G&A expenses of $162 million for the third quarter of 2022 increased $20 million from $142 million for the same prior year period primarily due to increased professional and other services.

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

DD&A expenses for the third quarter of 2022 decreased $21 million to $906 million from $927 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2022 were $24 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($108 million) and decreased production in Trinidad ($4 million), partially offset by increased production in the United States ($89 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to higher average crude oil, NGL and natural gas prices used in the reserve estimation process and to reserves added at lower costs as a result of increased efficiencies.

Exploration costs of $35 million for the third quarter of 2022 decreased $9 million from $44 million for the same prior year period due primarily to decreased geological and geophysical expenditures in the United States.

Interest expense, net of $41 million for the third quarter of 2022 decreased $7 million compared to the same prior year period primarily due to decreased interest expense on certain royalty payments.

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

The following table represents impairments for the third quarter of 2022 and 2021 (in millions):

	Three Months Ended September 30,
	2022	2021
Proved properties	$45	$13
Unproved properties	49	69
Total	$94	$82

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2022 increased $57 million to $334 million (5.5% of wellhead revenues) from $277 million (6.8% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($145 million) and increased ad valorem/property taxes ($27 million), partially offset by increased state severance tax refunds ($116 million), all in the United States.

Other income, net was $40 million for the third quarter of 2022 compared to other income, net of $6 million for the same prior year period. The change of $34 million in the third quarter of 2022 was primarily due to increased interest income ($30 million) and higher equity income from ammonia plants in Trinidad ($4 million).

EOG recognized an income tax provision of $809 million for the third quarter of 2022 compared to an income tax provision of $334 million for the third quarter of 2021, primarily due to increased pretax income.  The net effective tax rate for the third quarter of 2022 decreased to 22% from 23% for the third quarter of 2021.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Operating Revenues. During the first nine months of 2022, operating revenues increased $6,385 million, or 51%, to $18,983 million from $12,598 million for the same period of 2021. Total wellhead revenues for the first nine months of 2022 increased $7,094 million, or 66%, to $17,799 million from $10,705 million for the same period of 2021. During the first nine months of 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $4,215 million compared to net losses of $1,288 million for the same period of 2021. Gathering, processing and marketing revenues for the first nine months of 2022 increased $2,143 million, or 70%, to $5,199 million from $3,056 million for the same period of 2021. Net gains on asset dispositions were $101 million for the first nine months of 2022 compared to net gains of $46 million for the same period of 2021.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022		2021
Crude Oil and Condensate Volumes (MBbld)
United States	459.2		441.3
Trinidad	0.7		1.7
Other International	—		0.1
Total	459.9		443.1
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$101.16		$65.18
Trinidad	88.84		54.33
Other International	—		42.36
Composite	101.14		65.14
Natural Gas Liquids Volumes (MBbld)
United States	200.6		140.4
Total	200.6		140.4
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$39.29		$32.07
Composite	39.29		32.07
Natural Gas Volumes (MMcfd)
United States	1,293		1,170
Trinidad	192		221
Other International	—		12
Total	1,485		1,403
Average Natural Gas Prices ($/Mcf) (1)
United States	$7.68		$4.30
Trinidad	4.55	(2)	3.38
Other International	—		5.67
Composite	7.28		4.17
Crude Oil Equivalent Volumes (MBoed)
United States	875.3		776.8
Trinidad	32.6		38.5
Other International	—		2.0
Total	907.9		817.3

Total MMBoe	247.8		223.1

(1)    Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).
(2)    Includes revenue adjustment of $0.96 per Mcf ($0.12 per Mcf of EOG's composite wellhead natural gas price) related to a price adjustment per a provision of the natural gas sales contract with NGC amended in July 2022 for natural gas sales during the period from September 2020 through June 2022.

Wellhead crude oil and condensate revenues for the first nine months of 2022 increased $4,818 million, or 61%, to $12,697 million from $7,879 million for the same period of 2021 due to a higher composite average price ($4,525 million) and an increase of 16.8 MBbld, or 4%, in wellhead crude oil and condensate production ($293 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford oil play and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the first nine months of 2022 increased 55% to $101.14 per barrel compared to $65.14 per barrel for the same period of 2021.

NGL revenues for the first nine months of 2022 increased $922 million, or 75%, to $2,151 million from $1,229 million for the same period of 2021 due to an increase of 60.2 MBbld, or 43%, in NGL deliveries ($527 million) and a higher composite average price ($395 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the first nine months of 2022 increased 23% to $39.29 per barrel compared to $32.07 per barrel for the same period of 2021.

Wellhead natural gas revenues for the first nine months of 2022 increased $1,354 million, or 85%, to $2,951 million from $1,597 million for the same period of 2021. The increase was due to a higher composite wellhead natural gas price ($1,262 million) and an increase in natural gas deliveries ($92 million). Natural gas deliveries for the first nine months of 2022 increased 82 MMcfd, or 6%, compared to the same period of 2021 due primarily to higher deliveries in the Dorado gas play and increased production of associated natural gas from the Permian Basin, partially offset by lower natural gas volumes due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022, lower natural gas deliveries in Trinidad and lower natural gas volumes associated with the disposition of the China assets in the second quarter of 2021. EOG's composite wellhead natural gas price for the first nine months of 2022 increased 75% to $7.28 per Mcf compared to $4.17 per Mcf for the same period of 2021.

During the first nine months of 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $4,215 million compared to net losses of $1,288 million for the same period of 2021. During the first nine months of 2022, net cash paid for settlements of financial commodity derivative contracts was $3,257 million, of which $1,391 million was related to the early termination of certain contracts. Such early termination payments included $307 million to terminate contracts scheduled to settle in the second half of 2022 and $1,084 million to terminate contracts scheduled to settle after December 31, 2022. Net cash paid for settlements of financial commodity derivative contracts was $516 million for the same period of 2021.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2022 increased $125 million as compared to the same period of 2021 primarily due to higher margins on natural gas marketing activities.

Operating and Other Expenses. For the first nine months of 2022, operating expenses of $11,870 million were $2,846 million higher than the $9,024 million incurred during the same period of 2021. The following table presents the costs per Boe for the nine-month periods ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Lease and Well	$3.94	$3.63
Transportation Costs	2.94	2.85
Gathering and Processing Costs	1.87	1.85
DD&A -
Oil and Gas Properties	10.28	11.79
Other Property, Plant and Equipment	0.47	0.49
G&A	1.67	1.67
Interest Expense, Net	0.55	0.63
Total (1)	$21.72	$22.91

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, and G&A for the nine months ended September 30, 2022, compared to the same period of 2021 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $977 million for the first nine months of 2022 increased $167 million from $810 million for the same prior year period primarily due to increased operating and maintenance costs ($135 million) and increased workover expenditures ($32 million), both in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

Transportation costs of $729 million for the first nine months of 2022 increased $94 million from $635 million for the same prior year period primarily due to increased transportation costs related to production from the Permian Basin ($75 million), the Eagle Ford oil play ($14 million) and the Dorado gas play ($7 million).

Gathering and processing costs increased $51 million to $463 million for the first nine months of 2022 compared to $412 million for the same prior year period primarily due to increased gathering and processing fees related to production from the Permian Basin ($54 million) and increased operating and maintenance expenses related to production from the Permian Basin ($34 million) and the Eagle Ford oil play ($7 million), partially offset by decreased gathering and processing fees related to production from the Eagle Ford oil play ($28 million) and due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022 ($19 million).

G&A expenses of $414 million for the first nine months of 2022 increased $42 million from $372 million for the same prior year period primarily due to increased professional and other services ($22 million) and employee-related costs ($21 million).

DD&A expenses for the first nine months of 2022 decreased $77 million to $2,664 million from $2,741 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2022 were $81 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($379 million) and in Trinidad ($7 million), decreased production in Trinidad ($10 million) and decreased production associated with the disposition of the China assets in the second quarter of 2021 ($5 million), partially offset by increased production in the United States ($321 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to higher average crude oil, NGL and natural gas prices used in the reserve estimation process and to reserves added at lower costs as a result of increased efficiencies.

The following table represents impairments for the nine-month periods ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended September 30,
	2022	2021
Proved properties	$59	$13
Unproved properties	157	155
Other assets	23	—
Firm commitment contracts	1	2
Total	$240	$170

Taxes other than income for the first nine months of 2022 increased $465 million to $1,196 million (6.7% of wellhead revenues) from $731 million (6.8% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($492 million), increased ad valorem/property taxes ($84 million) and increased payroll taxes ($6 million), partially offset by increased state severance tax refunds ($118 million), all in the United States.

Other income, net was $66 million for the first nine months of 2022 compared to other income, net of zero for the same prior year period. The change of $66 million in the first nine months of 2022 was primarily due to increased interest income ($36 million) and higher equity income from ammonia plants in Trinidad ($27 million).

EOG recognized an income tax provision of $1,560 million for the first nine months of 2022 compared to an income tax provision of $755 million for the first nine months of 2021, primarily due to increased pretax income. The net effective tax rate for the first nine months of 2022 was unchanged from the prior year tax rate of 22%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2022, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were funds used in operations; dividend payments to stockholders; exploration and development expenditures; net cash paid for settlements of financial commodity derivative contracts; net collateral posted for financial commodity derivative contracts; and other property, plant and equipment expenditures. During the first nine months of 2022, EOG's cash balance increased $63 million to $5,272 million from $5,209 million at December 31, 2021.

Net cash provided by operating activities of $7,649 million for the first nine months of 2022 increased $2,024 million compared to the same period of 2021 primarily due to an increase in wellhead revenues ($7,094 million) and an increase in gathering, processing and marketing revenues less marketing costs ($125 million), partially offset by an increase in net cash paid for settlements of financial commodity derivative contracts ($2,741 million), an unfavorable change in net cash paid for income taxes ($1,284 million), an increase in cash operating expenses ($832 million), net cash used in working capital and other assets and liabilities in the first nine months of 2022 ($999 million) compared to net cash used in working capital and other assets and liabilities in the first nine months of 2021 ($590 million) and an increase in net collateral posted for financial commodity derivative contracts ($238 million).

Net cash used in investing activities of $3,659 million for the first nine months of 2022 increased $1,077 million compared to the same period of 2021 due to an increase in additions to oil and gas properties ($701 million), net cash used in working capital associated with investing activities in the first nine months of 2022 ($301 million) compared to net cash provided by working capital associated with investing activities in the first nine months of 2021 ($100 million), an increase in additions to other property, plant and equipment ($101 million) and an increase in other investing activities ($30 million), partially offset by an increase in proceeds from the sale of assets ($156 million).

Net cash used in financing activities of $3,926 million for the first nine months of 2022 included cash dividend payments ($3,821 million), purchases of treasury stock in connection with stock compensation plans ($95 million) and repayment of finance lease liabilities ($27 million). Net cash used in financing activities of $2,079 million for the first nine months of 2021 included cash dividend payments ($1,278 million), repayments of long-term debt ($750 million), purchases of treasury stock in connection with stock compensation plans ($33 million) and repayment of finance lease liabilities ($27 million).

Total Expenditures. For the year 2022, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $4.5 billion to $4.7 billion, excluding acquisitions, non-cash transactions and exploration costs. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended September 30,
	2022	2021
Expenditure Category
Capital
Exploration and Development Drilling	$2,599	$2,097
Facilities	291	287
Leasehold Acquisitions (1)	148	194
Property Acquisitions (2)	398	99
Capitalized Interest	26	24
Subtotal	3,462	2,701
Exploration Costs	115	112
Dry Hole Costs	41	28
Exploration and Development Expenditures	3,618	2,841
Asset Retirement Costs	209	56
Total Exploration and Development Expenditures	3,827	2,897
Other Property, Plant and Equipment (3)	248	221
Total Expenditures	$4,075	$3,118

(1)    Leasehold acquisitions included $107 million and $37 million for the nine-month periods ended September 30, 2022 and 2021, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $6 million and $4 million for the nine-month periods ended September 30, 2022 and 2021, respectively, related to non-cash property exchanges.
(3)    Other property, plant and equipment included $74 million of non-cash additions for the nine-month period ended September 30, 2021, primarily related to finance lease transactions for storage facilities.

Exploration and development expenditures of $3,618 million for the first nine months of 2022 were $777 million higher than the same period of 2021 primarily due to increased exploration and development drilling expenditures in the United States ($520 million) and increased property acquisitions ($299 million), partially offset by decreased leasehold acquisitions ($46 million) and decreased exploration and development drilling expenditures in Other International ($21 million). Exploration and development expenditures for the first nine months of 2022 of $3,618 million consisted of $2,822 million in development drilling and facilities, $398 million in property acquisitions, $372 million in exploration and $26 million in capitalized interest. Exploration and development expenditures for the first nine months of 2021 of $2,841 million consisted of $2,299 million in development drilling and facilities, $419 million in exploration, $99 million in property acquisitions and $24 million in capitalized interest.

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

The total fair value of EOG's financial commodity derivative contracts, net of associated collateral posted, was reflected on the Condensed Consolidated Balance Sheets at September 30, 2022, as a net liability of $642 million.

As discussed in "Operating Revenues and Other," the net cash paid for settlements of financial commodity derivative contracts during the third quarter and first nine months of 2022 was $847 million and $3,257 million, respectively, of which $63 million and $1,391 million, respectively, during the third quarter and first nine months of 2022 was related to the early termination of certain contracts; see the below summary tables for further discussion.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2022 to October 28, 2022 (closed) and outstanding as of October 28, 2022. Crude oil and NGL volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2022 (closed)	NYMEX West Texas Intermediate (WTI)	140	$65.58	—	$—
April - June 2022 (closed)	NYMEX WTI	140	65.62	—	—
July - September 2022 (closed)	NYMEX WTI	140	65.59	—	—
October - December 2022 (closed) (1)	NYMEX WTI	53	66.11	—	—
October - December 2022	NYMEX WTI	87	65.41	87	88.85
January - March 2023 (closed) (1) (2)	NYMEX WTI	55	67.96	—	—
January - March 2023	NYMEX WTI	95	67.90	6	102.26
April - May 2023 (closed) (1)	NYMEX WTI	29	68.28	—	—
April - May 2023	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed) (1)	NYMEX WTI	118	67.77	—	—
June 2023	NYMEX WTI	2	69.10	2	98.15
July - September 2023 (closed) (1)	NYMEX WTI	100	70.15	—	—
October - December 2023 (closed) (1)	NYMEX WTI	69	69.41	—	—

(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 crude oil financial price swap contracts which were open at that time. EOG paid net cash of $593 million for the settlement of these contracts.
(2)    In the third quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its January 2023 - March 2023 crude oil financial price swap contracts which were open at that time. EOG paid net cash of $63 million for the settlement of these contracts.

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

January - November 2022 (closed)	NYMEX WTI Roll Differential (1)	125	$0.15
December 2022	NYMEX WTI Roll Differential (1)	125	0.15

(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - September 2022 (closed)	NYMEX Henry Hub	725	$3.57
October - December 2022 (closed) (1)	NYMEX Henry Hub	425	3.05
October - November 2022 (closed)	NYMEX Henry Hub	300	4.32
December 2022	NYMEX Henry Hub	300	4.32
January - December 2023 (closed) (1)	NYMEX Henry Hub	425	3.05
January - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 natural gas financial price swap contracts which were open at that time. EOG paid net cash of $735 million for the settlement of these contracts.

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - September 2022 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	210	$0.01
October - December 2022	NYMEX Henry Hub HSC Differential (1)	210	0.01
January - December 2023	NYMEX Henry Hub HSC Differential (1)	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential (1)	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential (1)	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had $623 million of collateral posted at November 2, 2022. EOG expects this collateral to be applied to the settlement of financial commodity derivative contracts if market prices remain above contract prices. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX WTI and Henry Hub prices.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to recent amendments to this item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter ended September 30, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2022 - July 31, 2022	6,149	$108.69	—	$5,000,000,000
August 1, 2022 - August 31, 2022	18,473	115.99	—	$5,000,000,000
September 1, 2022 - September 30, 2022	321,946	105.79	—	$5,000,000,000
Total	346,568	106.39	—

(1)The 346,568 total shares for the quarter ended September 30, 2022, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit, or performance unit grants or (ii) in payment of the exercise price of employee stock options. These shares do not count against the November 2021 Authorization (as defined and further discussed below).
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

ITEM 5.    OTHER INFORMATION

It is currently anticipated that EOG's 2023 annual meeting of stockholders (2023 Annual Meeting) will be held on May 24, 2023, at a time and location to be determined and specified in EOG's proxy statement for the 2023 Annual Meeting.

Because the 2023 Annual Meeting is anticipated to be held more than 30 days after the anniversary of EOG's 2022 annual meeting of stockholders (2022 Annual Meeting), EOG has set December 2, 2022 as the new deadline for submission of stockholder proposals for inclusion in EOG's proxy statement for the 2023 Annual Meeting pursuant to Rule 14a-8 of Regulation 14A under the Exchange Act (Rule 14a-8). Specifically, to be considered for inclusion in EOG's proxy statement for the 2023 Annual Meeting, stockholder proposals submitted under Rule 14a-8 must be received by us, addressed to our Corporate Secretary (Michael P. Donaldson), at our principal executive offices at 1111 Bagby, Sky Lobby 2, Houston, Texas 77002, no later than December 2, 2022. Such proposals must also comply with the remaining requirements of Rule 14a-8.

For director nominations or other business (other than stockholder proposals under Rule 14a-8) to be brought before an annual meeting of stockholders by any of our stockholders, timely notice, in writing, must be given to our Corporate Secretary. As previously disclosed in EOG's proxy statement for the 2022 Annual Meeting, to be timely with respect to our 2023 Annual Meeting, notice shall be delivered, in writing, to our Corporate Secretary (Michael P. Donaldson) at our principal executive offices at 1111 Bagby, Sky Lobby 2, Houston, Texas 77002, no earlier than the close of business on November 10, 2022 and no later than the close of business on December 12, 2022.

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

Exhibit No.		Description

10.1	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 29, 2022) (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed October 4, 2022) (SEC File No. 001-09743).

10.2	-	EOG Resources, Inc. Amended and Restated Annual Bonus Plan (effective as of January 1, 2022) (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed October 4, 2022) (SEC File No. 001-09743).

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

95	-	Mine Safety Disclosure Exhibit.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	-	Inline XBRL Schema Document.

*101.CAL	-	Inline XBRL Calculation Linkbase Document.

*101.DEF	-	Inline XBRL Definition Linkbase Document.

*101.LAB	-	Inline XBRL Label Linkbase Document.

*101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Nine Months ended September 30, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets - September 30, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Nine Months Ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 3, 2022	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)