Form 10-K
period 2022-12-31
EOG RESOURCES INC
filed 2023-02-23
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Common Stock aggregate market value held by non-affiliates as of June 30, 2022: $64,556 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  Class: Common Stock, par value $0.01 per share, 587,723,622 shares outstanding as of February 16, 2023.

Documents incorporated by reference.  Portions of the Definitive Proxy Statement for the registrant's 2023 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this report.

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

At December 31, 2022, EOG's total estimated net proved reserves were 4,238 million barrels of oil equivalent (MMBoe), of which 1,661 million barrels (MMBbl) were crude oil and condensate reserves, 1,145 MMBbl were NGLs reserves and 8,591 billion cubic feet (Bcf), or 1,432 MMBoe, were natural gas reserves (see "Supplemental Information to Consolidated Financial Statements").  At such date, approximately 99% of EOG's net proved reserves, on a crude oil equivalent basis, were located in the United States and 1% in Trinidad.  Crude oil equivalent volumes are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet (Mcf) of natural gas.

EOG's operations are all crude oil and natural gas exploration and production related. For information regarding the risks associated with EOG's domestic and foreign operations, see ITEM 1A, Risk Factors.

EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries. Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to maximize long-term growth in shareholder value and maintain a strong balance sheet.  EOG is focused on innovation and cost-effective utilization of advanced technology associated with three-dimensional seismic and microseismic data, the development of reservoir simulation models and the use of improved drilling equipment and completion technologies for horizontal drilling and formation evaluation.  These advanced technologies are used, as appropriate, throughout EOG to reduce the risks and costs associated with all aspects of oil and gas exploration, development and exploitation.  EOG implements its strategy primarily by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations and robust environmental stewardship practices and performance, is integral in the implementation of EOG's strategy.

With respect to information on EOG's working interest in wells or acreage, "net" oil and gas wells or acreage are determined by multiplying "gross" oil and gas wells or acreage by EOG's working interest in the wells or acreage.

Exploration and Production

United States Operations

EOG's operations are located in most of the productive basins in the United States with a focus on crude oil and, to a lesser extent, natural gas plays.

At December 31, 2022, on a crude oil equivalent basis, 40% of EOG's net proved reserves in the United States were crude oil and condensate, 27% were NGLs and 33% were natural gas. The majority of these reserves are in long-lived fields with well-established production characteristics. EOG believes that opportunities exist to increase production through continued development in and around many of these fields and through the utilization of applicable technologies. EOG also maintains an active exploration program designed to extend fields and add new trends and resource plays to its already broad portfolio.

The following is a summary of wellhead volume statistics and net well completions for the year ended December 31, 2022, total net acres at December 31, 2022, and expected net well completions planned for 2023 for certain areas of EOG's United States operations.

2022						2023
Area of Operation	Crude Oil & Condensate Volumes (MBbld) (1)	Natural Gas Liquids Volumes (MBbld) (1)	Natural Gas Volumes (MMcfd) (1)	Total Net Acres (in thousands)	Net Well Completions	Expected Net Well Completions
Delaware Basin	277.0	138.8	764	395	358	365
South Texas	133.3	32.7	336	1,139	125	185
Rocky Mountain	42.1	13.7	135	764	31	55
Other Areas	8.3	12.5	80	1,184	19	20
Total	460.7	197.7	1,315	3,482	533	625

(1)Thousand barrels per day or million cubic feet per day, as applicable.

In the Delaware Basin, EOG completed 358 net wells in 2022, primarily in the Delaware Basin Wolfcamp, Bone Spring and Leonard plays. The Delaware Basin consists of approximately 4,800 feet of oil-rich stacked pay potential offering EOG multiple co-development opportunities throughout its 395,000 net acre position.

In the Delaware Basin Wolfcamp play, EOG completed 196 net wells in 2022. EOG continued to focus on co-development of multiple Wolfcamp targets to maximize the value of the acreage. In 2023, the Delaware Basin Wolfcamp play will continue to be a primary area of focus.

In the Bone Spring play, EOG has three main sub-plays: the First, Second and Third Bone Spring. In 2022, EOG completed 141 total net Bone Spring wells within the three sub-plays. Of the three sub-plays, the Second Bone Spring had the majority of the activity in 2022 with EOG completing 106 net wells. The Bone Spring play continues to be an integral part of EOG's Delaware Basin plans and portfolio.

In the Leonard play, EOG executed its development plan with 21 net wells completed in 2022. EOG continued co-development of multiple Leonard zones simultaneously, and expects the Leonard play to become a more active part of EOG's program in the next several years.

Activity in 2023 will remain focused on the Delaware Basin Wolfcamp, Bone Spring, and Leonard plays, where EOG expects to complete approximately 365 net wells.

The South Texas area includes our Eagle Ford play and our Dorado gas play. EOG holds approximately 537,000 total net acres in the Eagle Ford play and approximately 160,000 net acres in the Dorado gas play. In the Dorado gas play, EOG has continued to delineate the Eagle Ford and Austin Chalk formations with excellent results. In 2022, EOG completed 103 net wells in the Eagle Ford play, and 22 net wells in the Dorado gas play. In 2023, EOG expects to complete approximately 155 net Eagle Ford play wells and 30 net Dorado wells.

Activity in the Rocky Mountain area in 2022 was focused on the Wyoming Powder River Basin. In the Powder River Basin, EOG operated a two-rig program and completed 27 net wells in the Niobrara, Mowry, Turner and Parkman formations. In addition, key infrastructure was added in order to lower operating costs and increase price realizations. In addition, in the DJ Basin, EOG drilled and completed two net wells in the Codell formation and, in the Williston Basin, EOG completed two net wells in the Bakken and Three Forks formations. In 2023, activity in the Rockies is expected to increase. EOG plans to complete approximately 10 net Williston Basin wells, five net DJ Basin wells and 40 net wells in the Powder River Basin.

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

Trinidad. EOG, through its subsidiaries, including EOG Resources Trinidad Limited, holds interests in (i) the exploration and production licenses covering the South East Coast Consortium (SECC) Block, Pelican and Banyan Fields, Sercan Area and each of their related platforms and facilities and the Ska, Mento, Reggae and deep Teak, Saaman and Poui Areas, all of which are offshore Trinidad; and (ii) a production sharing contract with the Government of Trinidad and Tobago for the Modified U(a) and 4(a) Blocks. EOG relinquished its interest in the Modified U(b) Block in the fourth quarter of 2022.

Several fields in the SECC, Modified U(a), Modified U(b) and 4(a) Blocks, Banyan Field and Sercan Area have been developed and are producing natural gas and crude oil and condensate, with the exception of the Modified U(b) Block in which EOG ceased to have an interest in the production of natural gas and crude oil and condensate in the fourth quarter of 2022.

In March 2021, EOG signed a farmout agreement with Heritage Petroleum Company Limited (Heritage), which allows EOG to earn a 65% working interest in a portion of the contract area (EOG Area) governed by the Trinidad Northern Area License. The EOG Area is located offshore the southwest coast of Trinidad. In 2022, EOG drilled one net exploratory well, which was determined to be unsuccessful.

In 2022, EOG's net production in Trinidad averaged approximately 180 MMcfd of natural gas and approximately 0.6 MBbld of crude oil and condensate. In 2022, EOG completed the design, fabrication and installation of a platform and related facilities for its previously announced discovery in the Modified U(a) Block. Additionally, two exploratory wells from a pre-existing platform in the Modified U(a) Block were successfully drilled and put on production.

In 2023, EOG expects to complete three developmental and two exploratory wells in the Modified U(a) Block. Additionally, EOG expects to make progress on the design and construction of a platform and related facilities in the Mento Area.

Australia. In April 2021, a subsidiary of EOG entered into a purchase and sale agreement to acquire a 100% interest in the WA-488-P Block, located offshore Western Australia. In November 2021, the petroleum exploration permit for that block was transferred to that subsidiary.

In 2022, EOG continued preparing for the drilling of an exploration well, the timing of which will depend on obtaining regulatory approvals and subsequent equipment availability.

Oman. EOG, through its subsidiaries, holds interests in Exploration and Production Sharing Agreements in Block 36 and Block 49 (collectively, Blocks) located in Oman. In 2021, EOG's partner finished completing one net exploratory well in Block 49 and EOG drilled two exploratory wells in Block 36. The well results did not indicate sufficient projected returns for EOG to move forward with the project and, in 2022, EOG began the process of exiting these Blocks.

Canada. In March 2020, EOG began the process of exiting its Canada operations in the Horn River area in Northeast British Columbia.

Marketing

In 2022, EOG continued its diversified approach to marketing its wellhead crude oil and condensate production. The majority of EOG's United States wellhead crude oil and condensate production was transported by pipeline to downstream markets with the remainder sold into local markets. Major U.S. sales areas accessed by EOG were at various locations along the U.S. Gulf Coast, including Houston and Corpus Christi, Texas; Cushing, Oklahoma; the Permian Basin and the Midwest. In 2022, EOG also sold crude oil at the Port of Corpus Christi for export to foreign destinations. In each case, the price received was based on market prices at that specific sales point or based on the price index applicable for that location. In 2023, the pricing mechanism for such production is expected to remain the same. At December 31, 2022, EOG was committed to deliver to multiple parties fixed quantities of crude oil of 7 MMBbls in 2023, 7 MMBbls in 2024 and 1 MMBbls in 2025, all of which is expected to be sourced from future production of available reserves.

In 2022, EOG processed certain of its United States wellhead natural gas production, either at EOG-owned facilities or at third-party facilities, extracting NGLs. NGLs were sold at prevailing market prices, into either local markets or downstream locations. In certain instances, EOG exchanged its NGLs production for purity products received downstream, which were sold at prevailing market prices. In 2023, such pricing mechanisms are expected to remain the same. In 2022, EOG also sold purity products at the Houston Ship Channel for export to foreign destinations. In each case, the price received was based on market prices at that specific sales point or based on the price index applicable for that location. In 2023, the pricing mechanism for such production is expected to remain the same. At December 31, 2022, EOG was not committed to deliver fixed quantities of NGLs in 2023.

In 2022, consistent with its diversified marketing strategy, the majority of EOG's United States wellhead natural gas production was transported by pipeline to various locations, including Katy, Texas; East Texas; the Agua Dulce Hub in South Texas; the Cheyenne Hub in Weld County, Colorado; Southern California; and Chicago, Illinois. Remaining natural gas production was sold into local markets. In each case, pricing was based on the spot market price at the ultimate sales point. In 2023, the pricing mechanism for such production is expected to remain the same. Additionally, EOG sells natural gas to a liquefaction facility near Corpus Christi, Texas, and receives pricing based on the Platts Japan Korea Marker. At December 31, 2022, EOG was committed to deliver to multiple parties fixed quantities of natural gas of 347 Bcf in 2023, 321 Bcf in 2024, 277 Bcf in 2025, 297 Bcf in 2026, 293 Bcf in 2027 and 3,540 Bcf thereafter, all of which is expected to be sourced from future production of available reserves.

In 2022, natural gas volumes from Trinidad were sold under a fixed price contract. In July 2022, EOG amended the natural gas sales contract with the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC) to (i) extend the term to 2026 and (ii) effective September 1, 2020, provide for an increase in price realization if index prices for certain commodities exceed specified levels. The pricing mechanism for production in Trinidad is expected to remain the same in 2023.

In certain instances, EOG purchases and sells third-party crude oil and natural gas in order to balance firm capacity at third-party facilities with production in certain areas and to utilize excess capacity at EOG-owned facilities.

During 2022, three purchasers accounted for more than 10% of EOG's total wellhead crude oil and condensate, NGLs and natural gas revenues and gathering, processing and marketing revenues. The purchasers are in the crude oil refining industry. EOG does not believe that the loss of any single purchaser would have a materially adverse effect on its financial condition or results of operations.

Wellhead Volumes and Prices

The following table sets forth certain information regarding EOG's wellhead volumes of, and average prices for, crude oil and condensate, NGLs and natural gas. The table also presents crude oil equivalent volumes which are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 Mcf of natural gas for each of the years ended December 31, 2022, 2021 and 2020. See ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, for wellhead volumes on a per-day basis.

Year Ended December 31	2022	2021	2020

Crude Oil and Condensate Volumes (MMBbl) (1)
United States:
Eagle Ford Play	46.6	51.8	54.6
Delaware Basin	101.1	84.3	67.0
Other	20.3	25.7	27.8
United States	168.0	161.8	149.4
Trinidad	0.3	0.5	0.4
Other International (2)	—	—	—
Total	168.3	162.3	149.8
Natural Gas Liquids Volumes (MMBbl) (1)
United States:
Eagle Ford Play	10.5	9.0	9.7
Delaware Basin	50.7	30.9	27.7
Other	10.9	12.8	12.4
United States	72.1	52.7	49.8
Other International (2)	—	—	—
Total	72.1	52.7	49.8
Natural Gas Volumes (Bcf) (1)
United States:
Eagle Ford Play	52	55	53
Delaware Basin	279	238	168
Other	149	149	160
United States	480	442	381
Trinidad	66	79	66
Other International (2)	—	3	11
Total	546	524	458
Crude Oil Equivalent Volumes (MMBoe) (3)
United States:
Eagle Ford Play	65.8	70.0	73.1
Delaware Basin	198.3	154.9	122.7
Other	56.0	63.3	66.9
United States	320.1	288.2	262.7
Trinidad	11.4	13.7	11.4
Other International (2)	—	0.6	1.8
Total	331.5	302.5	275.9

Year Ended December 31	2022		2021	2020

Average Crude Oil and Condensate Prices ($/Bbl) (4)
United States	$97.22		$68.54	$38.65
Trinidad	86.16		56.26	30.20
Other International (2)	—		42.36	43.08
Composite	97.21		68.50	38.63
Average Natural Gas Liquids Prices ($/Bbl) (4)
United States	$36.70		$34.35	$13.41
Other International (2)	—		—	—
Composite	36.70		34.35	13.41
Average Natural Gas Prices ($/Mcf) (4)
United States	$7.27		$4.88	$1.61
Trinidad	4.43	(5)	3.40	2.57
Other International (2)	—		5.67	4.66
Composite	6.93		4.66	1.83

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
(5)Includes positive revenue adjustment of $0.76 per Mcf ($0.09 per Mcf of EOG's composite wellhead natural gas price) for the twelve months ended December 31, 2022, related to a price adjustment per a provision of the natural gas sales contract with NGC amended in July 2022 for natural gas sales during the period from September 2020 through June 2022.

Human Capital Management

As of December 31, 2022, EOG employed approximately 2,850 persons, including foreign national employees. EOG's approach to human capital management includes oversight by the Board of Directors (Board) and the Compensation and Human Resources Committee of the Board and focuses on various areas, including the following:

Culture; Recruiting; Retention. EOG's culture is key to its sustainable success. By providing employees with a quality work environment and maintaining a consistent college recruiting and internship program, EOG is able to attract and retain some of the industry's best and brightest. To help assess the effectiveness of its approach to human capital management, EOG conducts an annual employee engagement survey. Based on the results of the survey, EOG has received "top workplace" recognition in various office locations.

Compensation, Benefits, Health & Wellness. EOG values attracting and retaining talent, and so it provides competitive salaries, bonuses and a subsidized, comprehensive benefits package. EOG also offers a holistic wellness program, a matching gifts program, a flexible work schedule, paid family care leave, paid leave for illness or injury and an employee assistance program to support the mental well-being of employees and their dependents. In addition, new-hire stock grants, annual stock grants and an employee stock purchase plan give every employee the opportunity to be a participant in EOG's success.

Training and Development. EOG supports employees’ professional development and provides training in leadership, management skills, communication, team effectiveness, technical skills and use of EOG systems and applications. EOG's leadership training, in particular, is focused on providing continuity of leadership at EOG by further developing the skills needed to lead a multi-disciplined, diverse and decentralized workforce. In addition, EOG holds several internal technical conferences each year designed to share best practices and technical advances across the company, including safety and environmental topics. EOG also offers its employees a tuition reimbursement program as well as reimbursement for the costs of professional certifications.

Diversity and Inclusion. EOG values gender, racial, ethnic and cultural diversity and works to foster a collaborative work environment of different talents, perspectives and experiences. EOG believes such diversity in background and experience promotes diversity of thought, which helps drive innovation. EOG continues to raise employee awareness to help advance diversity and inclusion efforts within EOG. Further, as reflected in its Code of Business Conduct and Ethics for Directors, Officers and Employees, EOG is committed to providing equal opportunity in all aspects of employment and to hiring, evaluating and promoting employees based on skills and performance.

Safety. EOG's safety management programs and processes provide a framework for assessing safety performance in a systematic way. EOG's safety performance is also considered in evaluating employee performance and compensation. EOG provides initial, periodic and refresher safety training to employees and contractors. These training programs address various topics, including operating procedures, safe work practices and emergency and incident response procedures.

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

Regulation

General. New or revised rules, regulations and policies may be issued, and new legislation may be proposed, that could impact the oil and gas exploration and production industry. Such rules, regulations, policies and legislation may affect, among other things, (i) permitting for oil and gas drilling on federal lands, (ii) the leasing of federal lands for oil and gas development, (iii) the regulation of greenhouse gas (GHG) emissions and/or other climate change-related matters associated with oil and gas operations, (iv) the use of hydraulic fracturing on federal lands, (v) the calculation of royalty payments in respect of oil and gas production from federal lands, (vi) U.S. federal income tax laws applicable to oil and gas exploration and production companies and (vii) the use of financial derivative instruments to hedge the financial impact of fluctuations in crude oil, NGLs and natural gas prices. For additional discussion regarding the regulatory-related risks to which EOG's operations, financial condition and results of operations are or may be subject, see the below discussion and ITEM 1A, Risk Factors.

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

A portion of EOG's oil and gas leases in New Mexico, North Dakota, Utah and Wyoming, as well as in other areas, are granted by the federal government and administered by the Bureau of Land Management (BLM) and/or the Bureau of Indian Affairs (BIA) or, in the case of offshore leases (which, for EOG, are de minimis), by the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE), all federal agencies. Operations conducted by EOG on federal oil and gas leases must comply with numerous additional statutory and regulatory restrictions and, in the case of leases relating to tribal lands, certain tribal environmental and permitting requirements and employment rights regulations. In addition, the U.S. Department of the Interior (via various of its agencies, including the BLM, the BIA and the Office of Natural Resources Revenue) has certain authority over our calculation and payment of royalties, bonuses, fines, penalties, assessments and other revenues related to our federal and tribal oil and gas leases. In addition, the Inflation Reduction Act of 2022 (IRA) requires that all leases granted and administered by the BLM and entered into on or after August 16, 2022 include a royalty rate of 16.67 percent in respect of the associated oil and gas production.

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

The transportation and sale for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938, as amended (NGA), and the Natural Gas Policy Act of 1978. These statutes are administered by the Federal Energy Regulatory Commission (FERC). Effective January 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by EOG of its own production. All other sales of natural gas by EOG, such as those of natural gas purchased from third parties, remain jurisdictional sales subject to a blanket sales certificate under the NGA, which has flexible terms and conditions. Consequently, all of EOG's sales of natural gas currently may be made at unregulated market prices, subject to applicable contract provisions. EOG's jurisdictional sales, however, may be subject in the future to greater federal oversight, including the possibility that the FERC might prospectively impose more restrictive conditions on such sales. Conversely, sales of crude oil and condensate and NGLs by EOG are made at unregulated market prices.

EOG owns certain gathering and/or processing facilities supporting EOG's operations in the Permian Basin in West Texas and New Mexico, the Powder River Basin in Wyoming, the Fort Worth Basin Barnett Shale in North Texas, the Williston Basin Bakken and Three Forks plays in North Dakota, and the Eagle Ford play and Dorado gas play in South Texas. State regulation of gathering and processing facilities generally includes various safety, environmental and, in some circumstances, nondiscrimination requirements with respect to the provision of gathering and processing services, but does not generally entail rate regulation. EOG's gathering and processing operations could be materially and adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

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

EOG also owns crude oil truck unloading facilities in certain of its U.S. plays. Regulation of such facilities is conducted at the state and federal levels and generally includes various safety, environmental and permitting requirements. Additional regulation pertaining to these matters is considered and/or adopted from time to time. Although EOG cannot predict what effect, if any, any such new regulations might have on the transportation of its crude oil production by truck, EOG could be required to incur additional capital expenditures and increased compliance and operating costs depending on the nature and extent of such future regulatory changes. EOG did not transport any crude oil by rail during 2022.

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

Environmental Regulation Generally - United States. EOG is subject to various federal, state and local laws and regulations covering the discharge or release of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations affect EOG's operations and costs as a result of their effect on crude oil and natural gas exploration, development and production operations and related activities (e.g., carbon capture and storage). Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements.

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

Compliance with environmental laws and regulations increases EOG's overall cost of business, but has not had, to date, a material adverse effect on EOG's operations, financial condition, results of operations or capital expenditures (for environmental control facilities or otherwise). In addition, it is not anticipated, based on current laws and regulations, that EOG will be required in the near future to expend amounts (whether for environmental control facilities or otherwise) that are material in relation to its total exploration and development expenditure program in order to comply with such laws and regulations. However, EOG is unable to predict (i) the timing, scope and effect of any currently proposed or future laws or regulations regarding the environment and (ii) the ultimate cost of compliance or the ultimate effect on EOG's operations, financial condition, results of operations and capital expenditures relating to such future laws and regulations. The direct and indirect cost of such laws and regulations (if enacted) could materially and adversely affect EOG's operations, financial condition, results of operations and capital expenditures.

Climate Change - United States. Local, state, federal and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. The U.S. Congress has, from time to time, proposed legislation for imposing restrictions or requiring fees or carbon taxes for GHG emissions. The IRA imposes a methane emissions charge on certain oil and gas facilities, including onshore and offshore petroleum and natural gas production facilities, that exceed certain emissions thresholds. The charges will be levied annually based on emissions reported under the EPA's GHG reporting program. The U.S. EPA is expected to publish, in the first half of 2023, regulations specific to the calculation of such annual charge. EOG does not currently expect such annual methane emissions charges to have a material impact on its financial condition, results of operations, capital expenditures or operations.

In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions from covered facilities (which is amended from time to time and under which EOG reports), the U.S. EPA has adopted regulations for certain large sources regulating GHG emissions as pollutants under the federal Clean Air Act. Further, the U.S. EPA, in May 2016, issued regulations that require operators to reduce methane emissions and emissions of volatile organic compounds (VOC) from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In November 2021, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and natural gas sector and, in November 2022, the U.S. EPA issued a supplemental proposal to expand its November 2021 proposed rule, including proposed regulation of additional sources of methane and VOC emissions, such as abandoned and unplugged wells.

At the international level, the U.S., in December 2015, participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect on November 4, 2016, and which the United States formally rejoined in February 2021. The United States has established economy-wide targets of (i) reducing its net GHG emissions by 50-52 percent below 2005 levels by 2030 and (ii) achieving net zero GHG emissions economy-wide by no later than 2050. In addition, many state and local officials have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

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

EOG is unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations, treaties or policies regarding climate change and GHG emissions (including any laws and regulations that may be enacted in the U.S.), but the direct and indirect costs of such investigations, laws, regulations, treaties or policies (if enacted, issued or applied) could materially and adversely affect EOG's operations, financial condition, results of operations and capital expenditures. The potential increase in the costs of our operations could include costs to operate and maintain our facilities, install new emissions controls on our facilities, acquire allowances or credits to cover our GHG emissions, pay taxes or fees related to our GHG emissions, or administer and manage a GHG emissions program. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHG emissions, or restrictions on their use, could also adversely affect market demand for, and in turn the prices we receive for our production of, crude oil, NGLs and natural gas. Further, the increasing attention to global climate change risks has created the potential for a greater likelihood of governmental investigations and private and public litigation, which could increase our costs or otherwise adversely affect our business. See ITEM 1A, Risk Factors, for additional discussion regarding climate change-related developments.

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

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements. In April 2012, however, the U.S. EPA issued regulations specifically applicable to the oil and gas industry that require operators to significantly reduce VOC emissions from natural gas wells that are hydraulically fractured through the use of "green completions" to capture natural gas that would otherwise escape into the air. The U.S. EPA has also issued regulations that establish standards for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. In addition, in May 2016, the U.S. EPA issued regulations that require operators to reduce methane and VOC emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In November 2021, the U.S. EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and natural gas sector and, in November 2022, the U.S. EPA issued a supplemental proposal to further strengthen and expand its November 2021 proposal. From time to time, there have been various other proposals to regulate hydraulic fracturing at the federal level.

In addition to the above-described federal regulations, some state and local governments have imposed, or have considered imposing, various conditions and restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; disclosure of the chemical additives used in hydraulic fracturing operations; restrictions on the type of chemical additives that may be used in hydraulic fracturing operations; and restrictions on drilling or injection activities on certain lands lying within wilderness wetlands, ecologically or seismically sensitive areas, and other protected areas. Such federal, state and local permitting and disclosure requirements, operating restrictions, conditions or prohibitions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing.

Compliance with laws and regulations relating to hydraulic fracturing and other aspects of our operations increases EOG's overall cost of business, but has not had, to date, a material adverse effect on EOG's operations, financial condition, results of operations or capital expenditures (for environmental control facilities or otherwise). In addition, it is not anticipated, based on current laws and regulations, that EOG will be required in the near future to expend amounts that are material in relation to its total exploration and development expenditure program in order to comply with such laws and regulations. However, EOG is unable to predict (i) the timing, scope and effect of any currently proposed or future laws or regulations regarding hydraulic fracturing in the United States or other aspects of our operations and (ii) the ultimate cost of compliance or the ultimate effect on EOG's operations, financial condition, results of operations and capital expenditures relating to such future laws and regulations. The direct and indirect costs of such laws and regulations (if enacted) could materially and adversely affect EOG's operations, financial condition, results of operations and capital expenditures.

Other International Regulation. EOG's exploration and production operations outside the United States are subject to various types of regulations, including environmental regulations, imposed by the respective governments of the countries in which EOG's operations are conducted, and may affect EOG's operations and costs of compliance within those countries. EOG is unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, including those regarding climate change and hydraulic fracturing, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect EOG's operations, financial condition, results of operations and capital expenditures. EOG will continue to review the risks to its business and operations outside the United States associated with all environmental matters, including climate change and hydraulic fracturing regulation. In addition, EOG will continue to monitor and assess any new policies, legislation, regulations and treaties in the areas outside the United States where it operates to determine the impact on its operations and take appropriate actions, where necessary.

Other Matters

Energy Prices. EOG is a crude oil and natural gas producer and is impacted by changes in the prices for crude oil and condensate, NGLs and natural gas. During the last three years, average United States commodity prices have fluctuated, at times rather dramatically. Average crude oil and condensate prices received by EOG for production in the United States increased 42% in 2022, increased 77% in 2021 and decreased 33% in 2020, each as compared to the immediately preceding year. Average NGLs prices received by EOG for production in the United States increased 7% in 2022, increased 156% in 2021 and decreased 16% in 2020, each as compared to the immediately preceding year. Fluctuations in average natural gas prices received by EOG for production in the United States resulted in a 49% increase in 2022, a 203% increase in 2021, and a 27% decrease in 2020, each as compared to the immediately preceding year.

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

Including the impact of EOG's crude oil financial derivative contracts (exclusive of basis swaps) and based on EOG's tax position, EOG's price sensitivity in 2023 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGLs price, is approximately $137 million for net income and $175 million for pretax cash flows from operating activities. Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2023 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $35 million for net income and $44 million for pretax cash flows from operating activities. For a summary of EOG's financial commodity derivative contracts through February 16, 2023, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financial Commodity Derivative Transactions. For a summary of EOG's financial commodity derivative contracts for the year ended December 31, 2022, see Note 12 to Consolidated Financial Statements.

Risk Management. EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in prices of crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. See Note 12 to Consolidated Financial Statements. For a summary of EOG's financial commodity derivative contracts through February 16, 2023, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ‑ Capital Resources and Liquidity - Financial Commodity Derivative Transactions.

All of EOG's crude oil, NGLs and natural gas activities are subject to the risks normally incident to the exploration for, and development, production and transportation of, crude oil, NGLs and natural gas, including rig and well explosions, cratering, fires, loss of well control and leaks and spills, each of which could result in damage to life, property and/or the environment. EOG's operations are also subject to certain perils, including hurricanes, tropical storms, flooding, winter storms and other adverse weather events. Moreover, EOG's activities are subject to governmental regulations as well as interruption or termination by governmental authorities based on environmental and other considerations. Losses and liabilities arising from such events could reduce EOG's revenues and increase costs to EOG to the extent not covered by insurance.

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

Information About Our Executive Officers

The current executive officers of EOG and their names and ages (as of February 23, 2023) are as follows:

Name	Age	Position

Ezra Y. Yacob	46	Chairman of the Board and Chief Executive Officer

Lloyd W. Helms, Jr.	65	President and Chief Operating Officer

Kenneth W. Boedeker	60	Executive Vice President, Exploration and Production

Jeffrey R. Leitzell	43	Executive Vice President, Exploration and Production

Timothy K. Driggers	61	Executive Vice President and Chief Financial Officer

Michael P. Donaldson	60	Executive Vice President, General Counsel and Corporate Secretary

Ezra Y. Yacob was appointed Chairman of the Board, effective October 2022, and elected Chief Executive Officer and appointed as a Director effective October 2021. Prior to that, he served as President from January 2021 through September 2021; Executive Vice President, Exploration and Production from December 2017 to January 2021; and Vice President and General Manager of EOG's Midland, Texas office from May 2014 to December 2017. He also previously served as Manager, Division Exploration in EOG's Fort Worth, Texas, and Midland, Texas, offices from March 2012 to May 2014 as well as in various geoscience and leadership positions. Mr. Yacob joined EOG in August 2005.

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
•the duration and economic and financial impact of epidemics, pandemics or other public health issues, such as the COVID-19 pandemic;
•the availability, proximity and capacity of appropriate transportation, gathering, processing, compression, storage, refining and export facilities;
•the price and availability of, and demand for, competing energy sources, including alternative energy sources;
•the effect of worldwide energy conservation measures, alternative fuel requirements and climate change-related legislation, policies, initiatives and developments;
•technological advances and consumer and industrial/commercial behavior, preferences and attitudes, in each case affecting energy generation, transmission, storage and consumption;
•the nature and extent of governmental regulation, including environmental and other climate change-related regulation, regulation of financial derivative transactions and hedging activities, tax laws and regulations and laws and regulations with respect to the import and export of crude oil, NGLs, and natural gas and related commodities;
•the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and
•natural disasters, weather conditions and changes in weather patterns.

The above-described factors and the volatility of commodity prices make it difficult to predict crude oil, NGLs and natural gas prices in 2023 and thereafter. As a result, there can be no assurance that the prices for crude oil, NGLs and/or natural gas will sustain, or increase from, their current levels, nor can there be any assurance that the prices for crude oil, NGLs and/or natural gas will not decline.

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

Lower commodity prices can also reduce the amount of crude oil, NGLs and natural gas that we can produce economically. Substantial and extended declines in the prices of these commodities can render uneconomic a portion of our exploration, development and exploitation projects, resulting in our having to make downward adjustments to our estimated reserves and also possibly shut in or plug and abandon certain wells. In addition, significant prolonged decreases in commodity prices may cause the expected future cash flows from our properties to fall below their respective net book values, which would require us to write down the value of our properties. Such reserve write-downs and asset impairments can materially and adversely affect our results of operations and financial position and, in turn, the trading price of our common stock.

Our cost-mitigation initiatives and actions may not offset, largely or at all, the impacts of inflationary pressures on our operating costs and capital expenditures.

Beginning in the second half of 2021 and continuing throughout 2022, we, similar to other companies in our industry, experienced inflationary pressures on our operating costs and capital expenditures - namely the costs of fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor and drilling and completion services. Such inflationary pressures on our operating and capital costs, which we currently expect to continue in 2023, have impacted our cash flows and results of operations. We have undertaken, and plan to continue with, certain initiatives and actions (such as agreements with service providers to secure the costs and availability of services) to mitigate such inflationary pressures. However, there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on our operating costs and capital expenditures and, in turn, our cash flows and results of operations. For additional discussion, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments.

We have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms, if at all.

We make, and expect to continue to make, substantial capital expenditures for the acquisition, exploration, development and production of crude oil, NGLs and natural gas reserves. We intend to finance our capital expenditures primarily through our cash flows from operations and cash on hand and, to a lesser extent and if and as necessary, commercial paper borrowings, bank borrowings, borrowings under our revolving credit facility and public and private equity and debt offerings.

Lower crude oil, NGLs and natural gas prices, however, reduce our cash flows and could also delay or impair our ability to consummate any planned divestitures. Further, if the condition of the credit and capital markets materially declines, we might not be able to obtain financing on terms we consider acceptable, if at all. In addition, weakness and/or volatility in domestic and global financial markets or economic conditions or a depressed commodity price environment may increase the interest rates that lenders and commercial paper investors require us to pay or adversely affect our ability to finance our capital expenditures through equity or debt offerings or other borrowings.

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

The rate of production from crude oil and natural gas properties generally declines as reserves are produced. Except to the extent that we conduct successful exploration, exploitation and development activities resulting in additional reserves, acquire additional properties containing reserves or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our reserves will decline as they are produced. Maintaining our production of crude oil, NGLs and natural gas at, or increasing our production from, current levels, is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves, which may be adversely impacted by bans or restrictions on drilling. To the extent we are unsuccessful in acquiring or finding additional reserves, our future cash flows and results of operations and, in turn, the trading price of our common stock could be materially and adversely affected.

Our ability to declare and pay dividends is subject to certain considerations.

Dividends are authorized and determined by our Board of Directors (Board) in its sole discretion and depend upon a number of factors, including:

•cash available for dividends;
•our results of operations and anticipated future results of operations;
•our financial condition, especially in relation to the anticipated future capital expenditures and other commitments required to conduct our operations and carry out our business strategy;
•our operating expenses;
•the levels of dividends paid by comparable companies; and
•other factors our Board deems relevant.

We expect to continue to pay dividends to our stockholders; however, our Board may reduce our dividend or cease declaring dividends at any time, including if it determines that our current or forecasted future cash flows provided by our operating activities (after deducting our capital expenditures and other commitments) are not sufficient to pay our desired levels of dividends to our stockholders or to pay dividends to our stockholders at all. Any reduction in the amount of dividends we pay to stockholders could have an adverse effect on the trading price of our common stock.

Our hedging activities may prevent us from fully benefiting from increases in crude oil, NGLs and natural gas prices and may expose us to other risks, including counterparty risk.

We use financial derivative instruments (primarily financial basis swap, price swap, option, swaption and collar contracts) to hedge the impact of fluctuations in crude oil, NGLs and natural gas prices on our results of operations and cash flows. To the extent that we engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in crude oil, NGLs and natural gas prices above the prices established by our hedging contracts. A portion of our forecasted production for 2023 is subject to fluctuating market prices. If we are ultimately unable to hedge additional production volumes for 2023 and beyond, we may be materially and adversely impacted by any declines in commodity prices, which may result in lower net cash provided by our operating activities. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

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
•leaks or spills in connection with, or associated with, the gathering, processing, compression, storage, transportation and export of crude oil, NGLs and natural gas; and
•malfunctions of, or damage to, gathering, processing, compression, storage, transportation and export facilities and equipment and other facilities and equipment utilized in support of our crude oil and natural gas operations.

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

Our ability to sell and deliver our crude oil, NGLs and natural gas production could be materially and adversely affected if adequate gathering, processing, compression, storage, transportation, refining and export facilities and equipment are unavailable.

The sale of our crude oil, NGLs and natural gas production depends on a number of factors beyond our control, including the availability, proximity and capacity of, and costs associated with, gathering, processing, compression, storage, transportation, refining and export facilities and equipment owned by third parties. These facilities and equipment may be temporarily unavailable to us due to market conditions, regulatory reasons, mechanical reasons or other factors or conditions, and may not be available to us in the future on terms we consider acceptable, if at all. In particular, in certain newer plays, the capacity of gathering, processing, compression, storage, transportation, refining and export facilities and equipment may not be sufficient to accommodate potential production from existing and new wells. In addition, lack of financing, construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new gathering, processing, compression, storage, transportation, refining and export facilities and equipment by third parties or us, and we may experience delays or increased costs in accessing the pipelines, gathering systems or transportation systems necessary to transport our production to points of sale or delivery.

Any significant change in market or other conditions affecting gathering, processing, compression, storage, transportation, refining and export facilities and equipment or the availability of these facilities and equipment, including due to our failure or inability to obtain access to these facilities and equipment on terms acceptable to us or at all, could materially and adversely affect our business and, in turn, our financial condition and results of operations.

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

Water is an essential component of our operations, both during the drilling and hydraulic fracturing processes. Limitations or restrictions on our ability to secure sufficient amounts of water (including limitations resulting from natural causes such as drought) could materially and adversely impact our operations. Further, severe drought conditions can result in local authorities taking steps to restrict the use of water in their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in its operations from local sources, it may need to be obtained from new sources and transported to drilling sites, resulting in increased costs, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

If we acquire crude oil, NGLs and natural gas properties, our failure to fully identify existing and potential issues, to accurately estimate reserves, production rates or costs, or to effectively integrate the acquired properties into our operations could materially and adversely affect our business, financial condition and results of operations.

From time to time, we seek to acquire crude oil and natural gas properties. Although we perform reviews of properties to be acquired in a manner that we believe is duly diligent and consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential issues (such as title or environmental issues), nor may they permit us to become sufficiently familiar with the properties in order to fully assess their deficiencies and potential. Even when issues with a property are identified, we often may assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements.

In addition, there are numerous uncertainties inherent in estimating quantities of crude oil, NGLs and natural gas reserves (as discussed further above), actual future production rates and associated costs with respect to acquired properties. Actual reserves, production rates and costs may vary substantially from those assumed in our estimates. In addition, an acquisition may have a material and adverse effect on our business and results of operations, particularly during the periods in which the operations of the acquired properties are being integrated into our ongoing operations or if we are unable to effectively integrate the acquired properties into our ongoing operations.

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

Risks Related to ESG/Sustainability, Regulatory and Legal Matters

Developments and concerns related to climate change may have a material and adverse effect on us.

Governmental and regulatory bodies, investors, consumers, industry and other stakeholders have been increasingly focused on climate change matters in recent years. This focus, together with changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy, the use of crude oil, NGLs and natural gas and the use of products manufactured with, or powered by, crude oil, NGLs and natural gas, may result in (i) the enactment of climate change-related regulations, policies and initiatives (at the government, corporate and/or investor community levels), including alternative energy requirements, energy conservation measures and emissions-related legislation, (ii) technological advances with respect to the generation, transmission, storage and consumption of energy (e.g., wind, solar and hydrogen power, smart grid technology and battery technology) and (iii) increased availability of, and increased consumer and industrial/commercial demand for, non-hydrocarbon energy sources (e.g., alternative energy sources) and products manufactured with, or powered by, non-hydrocarbon sources (e.g., electric vehicles and renewable residential and commercial power supplies). These developments may adversely affect the demand for products manufactured with, or powered by, crude oil, NGLs and natural gas and the demand for, and in turn the prices of, the crude oil, NGLs and natural gas that we sell. See the risk factor above for a discussion of the impact of commodity prices (including fluctuations in commodity prices) on our financial condition, cash flows and results of operations.

In addition to potentially adversely affecting the demand for, and prices of, the crude oil, NGLs and natural gas that we produce and sell, such developments may also adversely impact, among other things, the availability to us of necessary third-party services and facilities that we rely on, which may increase our operational costs and adversely affect our ability to explore for, produce, transport and process crude oil, NGLs and natural gas and successfully carry out our business strategy. For further discussion of the potential impact of such availability-related risks on our financial condition and results of operations, see the discussion in the section above entitled "Risks Related to our Operations."

Further, climate change-related developments may result in negative perceptions of the oil and gas industry and, in turn, reputational risks associated with the exploration for, and production of, hydrocarbons. Such negative perceptions and reputational risks may adversely affect our ability to successfully carry out our business strategy, for example, by adversely affecting the availability and cost of capital to us. For further discussion of the potential impact of such risks on our financial condition, cash flows and results of operations, see the discussion below in this section and in the section above entitled "Risks Related to Our Operations."

In addition, the enactment of climate change-related regulations, policies and initiatives (at the government, corporate and/or investor community levels) may also result in increases in our compliance costs and other operating costs. For further discussion regarding the risks to us of climate change-related regulations, policies and initiatives, see the discussion in this section. Also, continuing political and social concerns relating to climate change may have adverse effects on our business and operations, such as a greater potential for shareholder activism, governmental inquiries and enforcement actions and litigation (including, but not limited to, litigation brought by governmental entities and shareholder litigation) and resulting expenses and potential disruption to our day-to-day operations.

Regulatory, legislative and policy changes may materially and adversely affect the oil and gas exploration and production industry.

New or revised rules, regulations and policies may be issued, and new legislation may be proposed, that could impact the oil and gas exploration and production industry. Such rules, regulations, policies and legislation may affect, among other things, (i) permitting for oil and gas drilling on state, tribal and federal lands, (ii) the leasing of state, tribal and federal lands for oil and gas development, (iii) the regulation of greenhouse gas (GHG) emissions and/or other climate change-related matters associated with oil and gas operations, (iv) the use of hydraulic fracturing on state, tribal and federal lands, (v) the calculation of royalty payments in respect of oil and gas production from state, tribal and federal lands (including, but not limited to, an increase in applicable royalty percentages), (vi) U.S. federal income tax laws applicable to oil and gas exploration and production companies and (vii) the use of financial derivative instruments to hedge the financial impact of fluctuations in crude oil, NGLs and natural gas prices.

Further, such regulatory, legislative and policy changes may, among other things, result in additional permitting and disclosure requirements, additional operating restrictions and/or the imposition of various conditions and restrictions on drilling and completion operations or other aspects of our business, any of which could lead to operational delays, increased operating and compliance costs and/or other impacts on our business and operations and could materially and adversely affect our business, results of operations, financial condition and capital expenditures.

For related discussion, see the below risk factors regarding legislative and regulatory matters impacting the oil and gas exploration and production industry and the discussion in ITEM 1, Business - Regulation.

We incur certain costs to comply with government regulations, particularly regulations relating to environmental protection and safety, and could incur even greater costs in the future.

Our crude oil, NGLs and natural gas operations and supporting activities are regulated extensively by federal, state, tribal and local governments and regulatory agencies, both domestically and in the foreign countries in which we do business, and are subject to interruption or termination by governmental and regulatory authorities based on environmental, health, safety or other considerations. Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, health, safety and other regulations. Further, the regulatory environment could change in ways that we cannot predict and that might substantially increase our costs of compliance and/or adversely affect our business and operations and, in turn, materially and adversely affect our results of operations, financial condition and capital expenditures.

Specifically, as a current or past owner or lessee and operator of crude oil and natural gas properties, we are subject to various federal, state, tribal, local and foreign regulations relating to the discharge of materials into, and the protection of, the environment. These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from current or past operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Changes in, or additions to, these regulations, could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations, financial condition and capital expenditures.

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

Any new requirements, restrictions, conditions or prohibitions could lead to operational delays and increased operating and compliance costs and, further, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing. Accordingly, our production of crude oil and natural gas could be materially and adversely affected. For additional discussion regarding hydraulic fracturing regulation, see Regulation of Hydraulic Fracturing and Other Operations - United States under ITEM 1, Business - Regulation.

We will continue to monitor and assess any proposed or new policies, legislation, regulations and treaties in the areas where we operate to determine the impact on our operations and take appropriate actions, where necessary. We are unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect our business, results of operations, financial condition and capital expenditures. See also the risk factor below regarding the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act with respect to regulation of financial derivative transactions and entities (such as EOG) that participate in such transactions.

Regulations, government policies and government and corporate initiatives relating to greenhouse gas emissions and climate change could have a significant impact on our operations and we could incur significant cost in the future to comply.

Local, state, federal and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. For example, we are subject to the U.S. EPA’s rule requiring annual reporting of GHG emissions which is subject to amendment from time to time. In addition, our oil and gas production and processing operations are subject to the U.S. EPA's new source performance standards applicable to emissions of volatile organic compounds from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations and gas processing plants. Our operations will also be subject to the methane emissions charges, once published by the U.S. EPA, imposed under the Inflation Reduction Act of 2022.

At the international level, in December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect in November 2016 and to which the United States formally rejoined in February 2021. The United States has established an economy-wide target of reducing its net GHG emissions by 50-52 percent below 2005 levels by 2030 and achieving net zero GHG emissions economy-wide by no later than 2050. In addition, many state and local officials have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

It is possible that the Paris Agreement and subsequent domestic and international regulations and government policies related to climate change and GHG emissions will have adverse effects on the market for crude oil, NGLs and natural gas as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, crude oil, NGLs and natural gas.

We are unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations, treaties or policies regarding climate change and GHG emissions (including any laws and regulations that may be enacted in the U.S.), but the direct and indirect costs of such developments (if enacted, issued or applied) could materially and adversely affect our operations, financial condition, results of operations and capital expenditures. The potential increase in the costs of our operations could include costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay taxes or fees related to our GHG emissions, or administer and manage a GHG emissions program. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHG emissions, or restrictions on their use, could also adversely affect market demand for, and in turn the prices we receive for our production of, crude oil, NGLs and natural gas. For additional discussion regarding the regulation of GHG emissions and climate change generally, see ITEM 1, Business – Regulation.

Our initiatives, targets and ambitions related to emissions and other ESG matters, including our related public statements and disclosures, may expose us to certain risks.

We have developed, and will continue to develop, targets and ambitions related to our environmental, social and governance (ESG) initiatives, including, but not limited to, our emissions reduction targets and our ambition to reach net zero Scope 1 and Scope 2 GHG emissions by 2040. Our public disclosures and other statements related to these initiatives, targets and ambitions reflect our plans and expectations at the time such disclosures and statements are made and are not a guarantee the initiatives will be successfully developed, implemented and carried out or that the targets or ambitions will be achieved or achieved on the anticipated timelines.

Our ability to achieve our ESG-related targets and ambitions is subject to numerous factors and conditions, some of which are outside of our control and include evolving government regulation, the pace of changes in technology, the successful development and deployment of existing or new technologies and business solutions on a commercial scale, the availability, timing and cost of necessary equipment, goods, services and personnel, and the availability of requisite financing and federal and state incentive programs. For example, we are exploring technology to capture and store carbon dioxide emissions, which includes a pilot carbon capture and storage (CCS) project related to our operations. CCS projects face operational, technological, legal and regulatory risks that could be considerable due to the early-stage nature of such projects and the CCS sector generally. Our ability to successfully develop, implement and carry out our CCS activities will depend on a number of factors that we will not be able to fully control, including timing of regulatory approvals and availability of subsurface pore space. Further, financial or tax incentives in respect of CCS projects could be changed or terminated. In addition, our failure to properly operate a CCS project could put at risk certain governmental tax credits and potentially expose us to commercial, legal, reputational and other risks.

In addition, the pursuit and achievement of our current or future initiatives, targets and ambitions relating to the reduction of GHG emissions may increase our costs, including requiring us to purchase emissions credits or offsets, the availability and price of which are outside of our control, and may impact or otherwise limit our ability to execute on our business strategy. Such initiatives, targets and ambitions are also subject to business, regulatory, economic and competitive uncertainties and contingencies, and required advancements in technology. Also, our continuing efforts to research, establish, accomplish and accurately report on our emissions and other ESG-related initiatives, targets and ambitions may create additional operational risks and expenses and expose us to reputational, legal and other risks.

Further, investor and regulatory focus on ESG matters continues to increase. If our ESG-related initiatives, targets and ambitions do not meet our investors' or other stakeholders' evolving expectations and standards, investment in our stock may be viewed as less attractive and our reputation and contractual, employment and other business relationships may be adversely impacted.

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

In addition, legislation may be proposed with respect to the enactment of a tax levied on the carbon content of fuels based on the GHG emissions associated with such fuels. A carbon tax, whether imposed on producers or consumers, would generally increase the prices for crude oil, NGLs and natural gas. Such price increases may, in turn, reduce demand for crude oil, NGLs and natural gas and materially and adversely affect our cash flows, results of operations and financial condition.

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
•changes in laws and policies governing the operations of foreign-based companies;
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

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the U.S. and have functional currencies other than the U.S. dollar. The assets, liabilities, revenues and expenses of certain of these foreign subsidiaries are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if the amount has not changed in the original currency. These translations could result in changes to our results of operations from period to period. For the fiscal year ended December 31, 2022, EOG had no net operating revenues related to operations of our foreign subsidiaries whose functional currency was not the U.S. dollar.

Risks Related to Cybersecurity, Outbreaks/Pandemics and Other External Factors

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

We rely extensively on information technology systems, including internally developed software, data hosting platforms, real-time data acquisition systems, third-party software, cloud services and other internally or externally hosted hardware and software platforms, to (i) estimate our oil and gas reserves, (ii) process and record financial and operating data, (iii) process and analyze all stages of our business operations, including exploration, drilling, completions, production, gathering and processing, transportation, pipelines and other related activities and (iv) communicate with our employees and vendors, suppliers and other third parties. Further, our reliance on technology has increased due to the increased use of personal devices, remote communications and other work-from-home practices adopted in response to the COVID-19 pandemic. Although we have implemented and invested in, and will continue to implement and invest in, controls, procedures and protections (including internal and external personnel) that are designed to protect our systems, identify and remediate on a regular basis vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threats, such measures cannot entirely eliminate cybersecurity threats and the controls, procedures and protections we have implemented and invested in may prove to be ineffective.

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

Further, strategic targets, such as energy-related assets, may be at a greater risk of terrorist attacks or cybersecurity attacks than other targets in the United States. Moreover, external digital technologies control nearly all of the crude oil and natural gas distribution and refining systems in the U.S. and abroad, which are necessary to transport and market our production. A cybersecurity attack directed at, for example, crude oil, NGLs and natural gas distribution systems could (i) damage critical distribution and storage assets or the environment; (ii) disrupt energy supplies and markets, by delaying or preventing delivery of production to markets; and (iii) make it difficult or impossible to accurately account for production and settle transactions.

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

For example, the recent pandemic involving a highly transmissible and pathogenic coronavirus (COVID-19) and the measures taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn that negatively impacted global demand and prices for crude oil, NGLs and natural gas. In fact, the substantial declines in crude oil, NGLs and natural gas prices that occurred in the first half of 2020 as a result of the economic downturn and overall reduction of demand prompted by the COVID-19 pandemic (and the oversupply of crude oil from certain foreign oil-exporting countries) materially and adversely affected the amount of cash flows we had available for our 2020 capital expenditures and other operating expenses, our results of operations during the first half of 2020 and the trading price of our common stock.

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

Further, in the event of a future outbreak or pandemic, we may experience disruptions to commodities markets, equipment supply chains and the availability of our workforce, which could materially and adversely affect our ability to conduct our business and operations. In addition, if such a future outbreak or pandemic results in an economic downturn, our customers and other contractual parties may be unable to pay amounts owed to us from time to time and to otherwise satisfy their contractual obligations to us, and may be unable to access the credit and capital markets for such purposes. Such inability of our customers and other contractual counterparties may materially and adversely affect our business, financial condition, results of operations and cash flows.

There would be many variables and uncertainties associated with any future outbreak or pandemic, including the duration and severity of the outbreak; the emergence, contagiousness and threat of new and different strains of the virus; the development, availability, acceptance, and effectiveness of treatments or vaccines; the extent of travel restrictions, business closures and other measures imposed by governmental authorities; disruptions in the supply chain; a prolonged delay in the resumption of operations by one or more contractual parties; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the outbreak/pandemic; increased logistics costs; additional operating costs due to remote working arrangements, adherence to social distancing guidelines, and other related challenges; increased risk of cyberattacks on information technology systems used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; absence of employees due to illness; the impact of the pandemic on EOG's customers and contractual counterparties; and other factors that may be currently unknown or considered immaterial, to fully assess the potential impact on our business, financial condition and results of operations.

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

Any such actions and the threat of such actions, including any resulting political instability or societal disruption, could materially and adversely affect us in unpredictable ways, including, but not limited to, the disruption of energy supplies and markets, the reduction of overall demand for crude oil, NGLs and natural gas, increased volatility in crude oil, NGLs and natural gas prices or the possibility that the facilities and other infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially and adversely affect our business, financial condition and results of operations.

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

In addition, there has been public discussion that climate change may be associated with more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, and other related phenomena, which could affect some, or all, of our operations. Our exploration, exploitation and development activities and equipment could be adversely affected by extreme weather events, such as winter storms, flooding and tropical storms and hurricanes in the Gulf of Mexico, which may cause a loss of production from temporary cessation of activity or damaged facilities and equipment. Such extreme weather events could also impact other areas of our operations, including access to our drilling and production facilities for routine operations, maintenance and repairs, the installation and operation of gathering, processing, compression, storage and/or transportation facilities and the availability of, and our access to, necessary third-party services and facilities, such as gathering, processing, compression, storage, transportation and export services and facilities. Such extreme weather events and changes in weather patterns may materially and adversely affect our business and, in turn, our financial condition and results of operations.

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

There are numerous uncertainties inherent in estimating quantities of reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in "Supplemental Information to Consolidated Financial Statements" represent only estimates. Reserve engineering is a complex, subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment.  As a result, estimates by different engineers normally vary.  In addition, results of drilling, testing and production or fluctuations in commodity prices subsequent to the date of an estimate may justify revision of such estimate (upward or downward).  Accordingly, reserve estimates are often different from the quantities ultimately recovered.  Further, the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.  For related discussion, see ITEM 1A, Risk Factors, and "Supplemental Information to Consolidated Financial Statements."

In general, the rate of production from crude oil and natural gas properties declines as reserves are produced.  Except to the extent EOG acquires additional properties containing reserves, conducts successful exploration, exploitation and development activities resulting in additional reserves or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the reserves of EOG will decline as reserves are produced.  Future production is, therefore, highly dependent upon the level of success of these activities.  For related discussion, see ITEM 1A, Risk Factors. EOG's estimates of reserves filed with other federal agencies are consistent with the information set forth in "Supplemental Information to Consolidated Financial Statements."

Acreage. The following table summarizes EOG's gross and net developed and undeveloped acreage at December 31, 2022 (in thousands of acres). Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

United States	2,062	1,630	2,753	1,852	4,815	3,482
Trinidad	77	65	216	125	293	190
Australia	—	—	1,009	1,009	1,009	1,009
Total	2,139	1,695	3,978	2,986	6,117	4,681

Most of our undeveloped oil and gas leases, particularly in the United States, are subject to lease expiration if initial wells are not drilled within a specified period, generally between three to five years. Approximately 0.1 million net acres will expire in 2023, 0.1 million net acres will expire in 2024 and 1.0 million acres will expire in 2025 if production is not established or we take no other action to extend the terms of the leases or obtain concessions. As of December 31, 2022, there were no proved undeveloped reserves (PUDs) associated with undeveloped leases on which drilling was planned after the expiration dates of such leases. In the ordinary course of business, based on our evaluations of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

Many of our oil and gas leases are large enough to accommodate more than one producing unit. Included in our undeveloped acreage is non-producing acreage within such larger producing leases.

The agreement governing the acreage associated with our exploration program in offshore Australia is set to expire at various dates through 2025 depending on EOG's decision to move forward with its defined work program or unless EOG is either granted a production license or an extension of the permit. In the fourth quarter of 2022, EOG applied for a one-year extension of the permit.

Productive Well Summary. The following table represents EOG's gross and net productive wells at December 31, 2022, including 2,530 wells in which we hold a royalty interest.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net

United States	8,918	6,369	3,579	1,805	12,497	8,174
Trinidad	2	2	35	29	37	31
Total (1)	8,920	6,371	3,614	1,834	12,534	8,205

(1)    EOG operated 9,039 gross and 8,053 net producing crude oil and natural gas wells at December 31, 2022. Gross crude oil and natural gas wells include 143 wells with multiple completions.

Drilling and Acquisition Activities.  During the years ended December 31, 2022, 2021 and 2020, EOG expended $5.2 billion, $4.0 billion and $3.7 billion, respectively, for exploratory and development drilling, facilities and acquisition of leases and producing properties, including asset retirement costs of $298 million, $127 million and $117 million, respectively.  The following tables set forth the results of the gross crude oil and natural gas wells completed for the years ended December 31, 2022, 2021 and 2020:

	Gross Development Wells Completed				Gross Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2022
United States	462	133	11	606	3	—	8	11
Trinidad	—	—	—	—	—	2	1	3
Total	462	133	11	606	3	2	9	14
2021
United States	474	72	5	551	10	1	1	12
Trinidad	—	—	—	—	—	—	—	—
Oman	—	—	—	—	—	—	3	3
Total	474	72	5	551	10	1	4	15
2020
United States	580	13	15	608	3	—	4	7
Trinidad	—	—	—	—	—	3	—	3
Total	580	13	15	608	3	3	4	10

The following tables set forth the results of the net crude oil and natural gas wells completed for the years ended December 31, 2022, 2021 and 2020:

	Net Development Wells Completed				Net Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2022
United States	395	117	10	522	3	—	8	11
Trinidad	—	—	—	—	—	2	1	3
Total	395	117	10	522	3	2	9	14
2021
United States	434	66	4	504	10	1	1	12
Trinidad	—	—	—	—	—	—	—	—
Oman	—	—	—	—	—	—	3	3
Total	434	66	4	504	10	1	4	15
2020
United States	516	12	15	543	2	—	3	5
Trinidad	—	—	—	—	—	2	—	2
Total	516	12	15	543	2	2	3	7

EOG participated in the drilling of wells that were in the process of being drilled or completed at the end of the period as set out in the table below for the years ended December 31, 2022, 2021 and 2020:

	Wells in Progress at End of Period
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net

United States	251	213	191	167	155	147
Trinidad	1	1	1	1	1	1
China	—	—	—	—	3	3
Oman	—	—	—	—	1	1
Total	252	214	192	168	160	152

Included in the previous table of wells in progress at the end of the period were wells which had been drilled, but were not completed (DUCs). In order to effectively manage its capital expenditures and to provide flexibility in managing its drilling rig and well completion schedules, EOG, from time to time, will have an inventory of DUCs. At December 31, 2022, there were approximately 88 MMBoe of net PUDs associated with EOG's inventory of DUCs. Under EOG's current drilling plan, all such DUCs are expected to be completed within five years from the original booking date of such reserves. The following table sets forth EOG's DUCs, for which PUDs had been booked, as of the end of each period.

	Drilled Uncompleted Wells at End of Period
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net

United States	122	98	121	105	89	86
China	—	—	—	—	3	3
Total	122	98	121	105	92	89

EOG acquired wells as set forth in the following table (excluding the acquisition of additional interests in 74, 5 and 8 net wells in which EOG previously owned an interest for the years ended December 31, 2022, 2021 and 2020, respectively) for the years ended December 31, 2022, 2021 and 2020:

	Gross Acquired Wells			Net Acquired Wells
	Crude Oil	Natural Gas	Total	Crude Oil	Natural Gas	Total
2022
United States	25	5	30	19	1	20
Total	25	5	30	19	1	20
2021
United States	2	14	16	1	13	14
Total	2	14	16	1	13	14
2020
United States	80	3	83	70	3	73
Total	80	3	83	70	3	73

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

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to this item, EOG uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required; EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter and year ended December 31, 2022.

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

As of February 16, 2023, there were approximately 2,800 record holders and approximately 1,075,000 beneficial owners of EOG's common stock.

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

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares or Value of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2022 - October 31, 2022	76,033	$128.00	—	$5,000,000,000
November 1, 2022 - November 30, 2022	86,759	145.63	—	$5,000,000,000
December 1, 2022 - December 31, 2022	4,793	133.85	—	$5,000,000,000
Total	167,585	137.30

(1)The 167,585 total shares for the quarter ended December 31, 2022, and the 996,588 total shares for the full year 2022, consist solely of shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options.  These shares do not count against the November 2021 Authorization (as defined and further discussed below).
(2)Effective November 4, 2021, the Board established a new share repurchase authorization to allow for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases, if any, will be at the discretion of EOG's management and will depend on a variety of factors, including the then-trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be held as treasury shares and will be available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. EOG did not repurchase any shares under the November 2021 Authorization during the fourth quarter of 2022.

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

1.$100 was invested on December 31, 2017 in each of the following:  common stock of EOG, the S&P 500 and the S&P O&G E&P.
2.    Dividends are reinvested.

Comparison of Five-Year Cumulative Total Returns
EOG, S&P 500 and S&P O&G E&P
(Performance Results Through December 31, 2022)

	2017	2018	2019	2020	2021	2022
EOG	$100.00	$81.33	$79.03	$48.50	$91.51	$143.55
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P O&G E&P	$100.00	$80.50	$90.17	$58.24	$108.95	$172.69

ITEM 6.  Reserved

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States and Trinidad.  EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries.  Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to maximize long-term shareholder value and maintain a strong balance sheet.  EOG implements its strategy primarily by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations and robust environmental stewardship practices and performance, is integral in the implementation of EOG's strategy.

EOG realized net income of $7,759 million during 2022 as compared to net income of $4,664 million for 2021. At December 31, 2022, EOG's total estimated net proved reserves were 4,238 million barrels of oil equivalent (MMBoe), an increase of 491 MMBoe from December 31, 2021.  During 2022, net proved crude oil and condensate and natural gas liquids (NGLs) reserves increased by 429 million barrels (MMBbl), and net proved natural gas reserves increased by 369 billion cubic feet or 62 MMBoe, in each case from December 31, 2021.

Recent Developments

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

For the year ended December 31, 2022, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $94.23 per barrel and $6.64 per million British thermal units (MMBtu), respectively, representing increases of 39% and 72%, respectively, from the average NYMEX prices for the year ended December 31, 2021. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

The increases in crude oil and natural gas prices during 2022 were due to numerous factors, including the continued recovery in demand for crude oil, natural gas and NGLs from the impacts of the COVID-19 pandemic; low worldwide inventory levels; continued supply restraint by OPEC+ (a consortium of OPEC (Organization of Petroleum Exporting Countries) and certain non-OPEC global producers); and the impact resulting from the ongoing conflict between Russia and Ukraine.

Inflation Considerations; Availability of Materials, Labor & Services. Beginning in the second half of 2021 and continuing throughout 2022, EOG, similar to other companies in its industry, has experienced inflationary pressures on its operating and capital costs - namely the costs of fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor and drilling and completion services. Such inflationary pressures have resulted from (i) supply chain disruptions caused by the COVID-19 pandemic and the resulting limited availability of certain materials and products manufactured using such materials; (ii) increased demand for fuel and steel; (iii) increased demand for drilling and completion services coupled with a limited number of available service providers, resulting in increased competition for such services among EOG and other companies in its industry; (iv) labor shortages; and (v) other factors, including the ongoing conflict between Russia and the Ukraine which began in late February 2022.

Such inflationary pressures on EOG's operating and capital costs have, in turn, impacted its cash flows and results of operations. However, by virtue of its continued focus on increasing its drilling, completion and operating efficiencies and improving the performance of its wells, as well as the flexibility provided by its multi-basin drilling portfolio, EOG has been able to largely offset such impacts. EOG currently expects such inflationary pressures to result in an increase of approximately 10 percent in its fiscal year 2023 well costs (i.e., its costs for drilling, completions and well-site facilities) versus fiscal year 2022. Accordingly, such expected increase in EOG's fiscal year 2023 well costs is not expected to have a material impact on EOG's full-year 2023 results of operations. Further, such inflationary pressures and the factors contributing to such inflationary pressures (described above) are not expected to impact EOG's liquidity, capital resources, cash requirements or financial position or its ability to conduct its day-to-day drilling, completion and production operations.

The initiatives EOG has undertaken (and continues to undertake) to increase its drilling, completion and operating efficiencies and improve the performance of its wells and, in turn, partially mitigate such inflationary pressures, include (among others): (i) EOG's downhole drilling motor program, which has resulted in increased footage drilled per day and, in turn, reduced drilling times; (ii) enhanced techniques for completing its wells, which has resulted in increased footage completed per day and pumping hours per day; and (iii) EOG's self-sourced sand program, which has resulted in continued costs savings for the sand utilized in its well completion operations. In addition, EOG enters into agreements with its service providers from time to time, when available and advantageous, to secure the costs and availability of certain of the drilling and completion services it utilizes as part of its operations.

EOG plans to continue with these initiatives and actions, though there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on EOG's operating and capital costs, cash flows and results of operations. Further, there can be no assurance that the factors contributing to any future inflationary pressures will not impact EOG's ability to conduct its future day-to-day drilling, completion and production operations. See ITEM 1A, Risk Factors, for related discussion.

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

Operations

Several important developments have occurred since January 1, 2022.

United States. EOG's efforts to identify plays with large reserve potential have proven to be successful. EOG continues to drill numerous wells in large acreage plays, which in the aggregate have contributed substantially to, and are expected to continue to contribute substantially to, EOG's crude oil and condensate, NGLs and natural gas production. EOG has placed an emphasis on applying its horizontal drilling and completion expertise to unconventional crude oil and natural gas plays.

In 2022, EOG continued to focus on increasing drilling, completion and operating efficiencies, to improve well performance and, as is further discussed above, to partially mitigate inflationary pressures on its operating and capital costs. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 75% of EOG's United States production during both 2022 and 2021. During 2022, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas. See ITEM 1, Business - Exploration and Production for further discussion regarding EOG's 2022 United States operations.

Trinidad. In the Republic of Trinidad and Tobago (Trinidad), EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium Block, Modified U(a) Block, Block 4(a), Modified U(b) Block, the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC), and crude oil and condensate which is sold to Heritage Petroleum Company Limited (Heritage), with the exception of the Modified U(b) Block in which the company ceased to have an interest in the production of natural gas and crude oil and condensate in the fourth quarter of 2022. In July 2022, EOG amended the natural gas sales contract with NGC to extend the term and provide for an increase in price realizations if index prices for certain commodities exceed specified levels. The pricing component of this amendment was effective September 2020.

In March 2021, EOG signed a farmout agreement with Heritage, which allows EOG to earn a 65% working interest in a portion of the contract area (EOG Area) governed by the Trinidad Northern Area License. The EOG Area is located offshore the southwest coast of Trinidad. In 2022, EOG drilled one net exploratory well, which was determined to be unsuccessful.

Also in 2022, EOG completed the design, fabrication and installation of a platform and related facilities for its previously announced discovery in the Modified U(a) Block. Additionally in 2022, EOG completed the drilling of, and put on production, two net exploratory wells from a pre-existing platform in the Modified U(a) Block. In 2023, EOG expects to complete three developmental and two exploratory wells in the Modified U(a) Block. Additionally, EOG expects to make progress on the design and construction of a platform and related facilities in the Mento Area.

Other International. In November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. In 2022, EOG continued preparing for the drilling of an exploration well, the timing of which will depend on obtaining regulatory approvals and subsequent equipment availability.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure

One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 17% at December 31, 2022 and 19% at December 31, 2021.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

During 2022, EOG funded $5.3 billion ($153 million of which was non-cash) in exploration and development and other property, plant and equipment expenditures (excluding asset retirement obligations) and paid $5.1 billion in dividends to common stockholders, primarily by utilizing net cash provided from its operating activities.

Total anticipated 2023 capital expenditures are estimated to range from approximately $5.8 billion to $6.2 billion, excluding acquisitions, non-cash transactions and exploration costs. The majority of 2023 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Cash Return Framework. On May 5, 2022, EOG announced the addition of quantitative guidance to its cash return framework - specifically, a commitment to return a minimum of 60% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of quarterly dividends, special dividends and share repurchases. For related discussion regarding our payment of dividends, see ITEM 1A, Risk Factors, and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of EOG's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023 (EOG's 2022 Annual Report).

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

On November 3, 2022, the Board (i) increased the quarterly cash dividend on the common stock from the previous $0.75 per share to $0.825 per share, effective beginning with the dividend paid on January 31, 2023, to stockholders of record as of January 17, 2023, and (ii) declared a special cash dividend on the common stock of $1.50 per share, paid on December 30, 2022, to stockholders of record as of December 15, 2022.

On February 23, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share to be paid on April 28, 2023, to stockholders of record as of April 14, 2023. The Board also declared on such date a special dividend on the common stock of $1.00 per share to be paid on March 30, 2023, to stockholders of record as of March 16, 2023.

Results of Operations

The following review of operations for each of the three years in the period ended December 31, 2022, should be read in conjunction with the consolidated financial statements of EOG and notes thereto beginning on page F-1.

Operating Revenues and Other

During 2022, operating revenues increased $7,060 million, or 38%, to $25,702 million from $18,642 million in 2021. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, increased $7,415 million, or 48%, to $22,796 million in 2022 from $15,381 million in 2021. Revenues from the sales of crude oil and condensate and NGLs in 2022 were approximately 83% of total wellhead revenues compared to 84% in 2021. During 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $3,982 million compared to net losses of $1,152 million in 2021. Gathering, processing and marketing revenues increased $2,408 million during 2022, to $6,696 million from $4,288 million in 2021. EOG recognized net gains on asset dispositions of $74 million in 2022 compared to net gains on asset dispositions of $17 million in 2021.

Wellhead volume and price statistics for the years ended December 31, 2022, 2021 and 2020 were as follows:

Year Ended December 31	2022		2021	2020

Crude Oil and Condensate Volumes (MBbld) (1)
United States	460.7		443.4	408.1
Trinidad	0.6		1.5	1.0
Other International (2)	—		0.1	0.1
Total	461.3		445.0	409.2
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$97.22		$68.54	$38.65
Trinidad	86.16		56.26	30.20
Other International (2)	—		42.36	43.08
Composite	97.21		68.50	38.63
Natural Gas Liquids Volumes (MBbld) (1)
United States	197.7		144.5	136.0
Other International (2)	—		—	—
Total	197.7		144.5	136.0
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$36.70		$34.35	$13.41
Other International (2)	—		—	—
Composite	36.70		34.35	13.41
Natural Gas Volumes (MMcfd) (1)
United States	1,315		1,210	1,040
Trinidad	180		217	180
Other International (2)	—		9	32
Total	1,495		1,436	1,252
Average Natural Gas Prices ($/Mcf) (3)
United States	$7.27		$4.88	$1.61
Trinidad	4.43	(5)	3.40	2.57
Other International (2)	—		5.67	4.66
Composite	6.93		4.66	1.83
Crude Oil Equivalent Volumes (MBoed) (4)
United States	877.5		789.6	717.5
Trinidad	30.7		37.7	30.9
Other International (2)	—		1.6	5.4
Total	908.2		828.9	753.8

Total MMBoe (4)	331.5		302.5	275.9

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
(5)Includes positive revenue adjustment of $0.76 per Mcf ($0.09 per Mcf of EOG's composite wellhead natural gas price) for the twelve months ended December 31, 2022, related to a price adjustment per a provision of the natural gas sales contact with NGC amended in July 2022 for natural gas sales during the period from September 2020 through June 2022.

2022 compared to 2021. Wellhead crude oil and condensate revenues in 2022 increased $5,242 million, or 47%, to $16,367 million from $11,125 million in 2021, due primarily to a higher composite average wellhead crude oil and condensate price ($4,831 million) and an increase in production ($411 million). EOG's composite wellhead crude oil and condensate price for 2022 increased 42% to $97.21 per barrel compared to $68.50 per barrel in 2021. Wellhead crude oil and condensate production in 2022 increased 4% to 461 MBbld as compared to 445 MBbld in 2021. The increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford play and the Rocky Mountain area.

NGLs revenues in 2022 increased $836 million, or 46%, to $2,648 million from $1,812 million in 2021 primarily due to an increase in production ($666 million) and a higher composite average wellhead NGLs price ($170 million). EOG's composite average wellhead NGLs price increased 7% to $36.70 per barrel in 2022 compared to $34.35 per barrel in 2021. NGLs production in 2022 increased 37% to 198 MBbld as compared to 145 MBbld in 2021. The increased production was primarily in the Permian Basin.

Wellhead natural gas revenues in 2022 increased $1,337 million, or 55%, to $3,781 million from $2,444 million in 2021, primarily due to a higher composite wellhead natural gas price ($1,234 million) and an increase in natural gas deliveries ($103 million). EOG's composite average wellhead natural gas price increased 49% to $6.93 per Mcf in 2022 compared to $4.66 per Mcf in 2021. Natural gas deliveries in 2022 increased 4% to 1,495 MMcfd as compared to 1,436 MMcfd in 2021. The increase in production was primarily due to increased production of associated natural gas from the Permian Basin and higher deliveries in the Dorado gas play, partially offset by lower natural gas volumes due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022, lower natural gas volumes in Trinidad and decreased production of associated natural gas from the Eagle Ford play.

During 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $3,982 million, which included net cash paid for settlements of crude oil, NGLs and natural gas financial derivative contracts of $3,501 million. During 2021, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $1,152 million, which included net cash paid for settlements of crude oil, NGLs and natural gas financial derivative contracts of $638 million.

Gathering, processing and marketing revenues are revenues generated from sales of third-party crude oil, NGLs and natural gas, as well as fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand. Purchases and sales of third-party crude oil and natural gas may be utilized in order to balance firm capacity at third-party facilities with production in certain areas and to utilize excess capacity at EOG-owned facilities. EOG sells sand primarily in order to balance the timing of firm purchase agreements with completion operations. Marketing costs represent the costs to purchase third-party crude oil, natural gas and sand and the associated transportation costs, as well as costs associated with EOG-owned sand sold to third parties.

Gathering, processing and marketing revenues less marketing costs in 2022 increased $46 million compared to 2021, primarily due to higher margins on natural gas marketing activities, partially offset by lower margins on crude oil and condensate marketing activities.

2021 compared to 2020. Wellhead crude oil and condensate revenues in 2021 increased $5,339 million, or 92%, to $11,125 million from $5,786 million in 2020, due primarily to a higher composite average wellhead crude oil and condensate price ($4,852 million) and an increase in production ($487 million). EOG's composite wellhead crude oil and condensate price for 2021 increased 77% to $68.50 per barrel compared to $38.63 per barrel in 2020. Wellhead crude oil and condensate production in 2021 increased 9% to 445 MBbld as compared to 409 MBbld in 2020. The increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford play.

NGLs revenues in 2021 increased $1,144 million, or 171%, to $1,812 million from $668 million in 2020 primarily due to a higher composite average wellhead NGLs price ($1,104 million) and an increase in production ($40 million). EOG's composite average wellhead NGLs price increased 156% to $34.35 per barrel in 2021 compared to $13.41 per barrel in 2020. NGLs production in 2021 increased 6% to 145 MBbld as compared to 136 MBbld in 2020. The increased production was primarily in the Permian Basin.

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

During 2021, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $1,152 million, which included net cash paid for settlements of crude oil, NGLs and natural gas financial derivative contracts of $638 million. During 2020, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $1,145 million, which included net cash received from settlements of crude oil, NGLs and natural gas financial derivative contracts of $1,071 million.

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

Operating and Other Expenses

2022 compared to 2021.  During 2022, operating expenses of $15,736 million were $3,196 million higher than the $12,540 million incurred during 2021.  The following table presents the costs per barrel of oil equivalent (Boe) for the years ended December 31, 2022 and 2021:

	2022	2021

Lease and Well	$4.02	$3.75
Transportation Costs	2.91	2.85
Gathering and Processing Costs	1.87	1.85
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	10.21	11.58
Other Property, Plant and Equipment	0.48	0.49
General and Administrative (G&A)	1.72	1.69
Net Interest Expense	0.54	0.59
Total (1)	$21.75	$22.80

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A and G&A for 2022 compared to 2021 are set forth below.  See "Operating Revenues and Other" above for a discussion of production volumes.

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

Lease and well expenses of $1,331 million in 2022 increased $196 million from $1,135 million in 2021 primarily due to higher operating and maintenance costs in the United States ($172 million) and higher workovers expenditures in the United States ($27 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting from increased production.

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

Transportation costs of $966 million in 2022 increased $103 million from $863 million in 2021 primarily due to increased transportation costs related to production from the Permian Basin ($98 million), the Eagle Ford play ($10 million) and the Dorado gas play ($7 million), partially offset by decreased transportation costs related to production from the Rocky Mountain area ($8 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGLs fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $62 million to $621 million in 2022 compared to $559 million in 2021 primarily due to increased gathering and processing fees related to production from the Permian Basin ($66 million) and increased operating and maintenance expenses related to production from the Permian Basin ($43 million) and the Eagle Ford play ($7 million), partially offset by decreased gathering and processing fees related to production from the Eagle Ford play ($30 million) and due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022 ($28 million).

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

DD&A expenses in 2022 decreased $109 million to $3,542 million from $3,651 million in 2021.  DD&A expenses associated with oil and gas properties in 2022 were $117 million lower than in 2021 primarily due to lower unit rates in the United States ($472 million) and lower production in Trinidad ($15 million), partially offset by an increase in production in the United States ($375 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to higher average crude oil, NGLs and natural gas prices used in the prior year's reserve estimation process and to reserves added at lower costs as a result of increased efficiencies.

G&A expenses of $570 million in 2022 increased $59 million from $511 million in 2021 primarily due to a net increase in costs associated with corporate support activities, including employee-related expenses, and professional and other services.

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

The following table represents impairments for the years ended December 31, 2022 and 2021 (in millions):

	2022	2021

Proved properties	$120	$20
Unproved properties	206	310
Other assets	29	28
Inventories	25	13
Firm commitment contracts	2	5
Total	$382	$376

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

Taxes other than income in 2022 increased $538 million to $1,585 million (7.0% of wellhead revenues) from $1,047 million (6.8% of wellhead revenues) in 2021. The increase in taxes other than income was primarily due to increased severance/production taxes ($514 million), increased ad valorem/property taxes ($130 million) and increased payroll taxes ($7 million), partially offset by increased state severance tax refunds ($119 million), all in the United States.

Other income, net, was $114 million in 2022 compared to other income, net, of $9 million in 2021. The increase of $105 million in 2022 was primarily due to an increase in interest income ($81 million) and higher equity income from ammonia plants in Trinidad ($28 million).

EOG recognized an income tax provision of $2,142 million in 2022 compared to an income tax provision of $1,269 million in 2021, primarily due to increased pretax income. The net effective tax rate for 2022 increased to 22% from 21% in 2021.

2021 compared to 2020.  During 2021, operating expenses of $12,540 million were $964 million lower than the $11,576 million incurred during 2020.  The following table presents the costs per Boe for the years ended December 31, 2021 and 2020:

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

Transportation costs of $863 million in 2021 increased $128 million from $735 million in 2020 primarily due to increased transportation costs in the Permian Basin ($121 million) and the Rocky Mountain area ($22 million), partially offset by decreased transportation costs in the Eagle Ford play ($13 million).

Gathering and processing costs increased $100 million to $559 million in 2021 compared to $459 million in 2020 primarily due to increased gathering and processing fees related to production from the Permian Basin ($51 million) and the Rocky Mountain area ($10 million), increased operating costs in the Permian Basin ($26 million) and the Rocky Mountain area ($7 million) and increased administrative expenses in the United States ($15 million); partially offset by decreased gathering and processing fees in the Eagle Ford play ($5 million).

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

Capital Resources and Liquidity

Cash Flow

The primary sources of cash for EOG during the three-year period ended December 31, 2022, were funds generated from operations and proceeds from asset sales.  The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; net repayment of debt; net cash paid for settlements of financial commodity derivative contracts; other property, plant and equipment expenditures; and net collateral posted for financial commodity derivative contracts.

2022 compared to 2021.  Net cash provided by operating activities of $11,093 million in 2022 increased $2,302 million from $8,791 million in 2021 primarily due to an increase in wellhead revenues ($7,415 million), partially offset by an increase in net cash paid for settlements of financial commodity derivative contracts ($2,863 million); an increase in net cash paid for income taxes ($1,361 million); and an increase in cash operating expenses ($982 million).

Net cash used in investing activities of $5,056 million in 2022 increased by $1,637 million from $3,419 million in 2021 primarily due to an increase in additions to oil and gas properties ($981 million), net cash used in working capital associated with investing activities in 2022 ($375 million) compared to net cash provided by working capital associated with investing activities in 2021 ($200 million); an increase in additions to other property, plant and equipment ($169 million); and an increase in other investing activities ($30 million), partially offset by an increase in proceeds from the sales of assets ($118 million).

Net cash used in financing activities of $5,273 million in 2022 included cash dividend payments ($5,148 million), purchases of treasury stock in connection with stock compensation plans ($118 million) and repayment of finance lease liabilities ($35 million). Cash provided by financing activities in 2022 included proceeds from stock options exercised and employee stock purchase plan activity ($28 million).

2021 compared to 2020. Net cash provided by operating activities of $8,791 million in 2021 increased $3,783 million from $5,008 million in 2020 primarily due to an increase in wellhead revenues ($8,090 million) and an increase in gathering, processing and marketing revenues less marketing costs ($230 million); partially offset by an increase in net cash paid for settlements of financial commodity derivative contracts ($1,709 million); an increase in net cash paid for income taxes ($1,320 million); net cash used in working capital in 2021 ($817 million) compared to net cash provided by working capital in 2020 ($193 million); and an increase in cash operating expenses ($882 million).

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

Total Expenditures

The table below sets out components of total expenditures for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Expenditure Category
Capital
Exploration and Development Drilling	$3,675	$2,864	$2,664
Facilities	411	405	347
Leasehold Acquisitions (1)	186	215	265
Property Acquisitions (2)	419	100	135
Capitalized Interest	36	33	31
Subtotal	4,727	3,617	3,442
Exploration Costs	159	154	146
Dry Hole Costs	45	71	13
Exploration and Development Expenditures	4,931	3,842	3,601
Asset Retirement Costs	298	127	117
Total Exploration and Development Expenditures	5,229	3,969	3,718
Other Property, Plant and Equipment (3)	381	286	395
Total Expenditures	$5,610	$4,255	$4,113

(1)Leasehold acquisitions included $127 million, $45 million and $197 million related to non-cash property exchanges in 2022, 2021 and 2020, respectively.
(2)Property acquisitions included $26 million, $5 million and $15 million related to non-cash property exchanges in 2022, 2021 and 2020, respectively.
(3)Other property, plant and equipment included non-cash additions of $74 million and $174 million, primarily related to finance lease transactions for storage facilities in 2021 and 2020, respectively.

Exploration and development expenditures of $4,931 million for 2022 were $1,089 million higher than the prior year. The increase was primarily due to increased exploration and development drilling expenditures in the United States ($763 million) and increased property acquisitions ($319 million). The 2022 exploration and development expenditures of $4,931 million included $3,962 million in development drilling and facilities, $514 million in exploration, $419 million in property acquisitions and $36 million in capitalized interest. The 2021 exploration and development expenditures of $3,842 million included $3,172 million in development drilling and facilities, $537 million in exploration, $100 million in property acquisitions and $33 million in capitalized interest. The 2020 exploration and development expenditures of $3,601 million included $2,905 million in development drilling and facilities, $530 million in exploration, $135 million in property acquisitions and $31 million in capitalized interest.

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

Financial Commodity Derivative Transactions

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the year ended December 31, 2022 (closed) and remaining for 2023 and thereafter, as of February 16, 2023. Crude oil volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2022 (closed)	NYMEX WTI	140	$65.58	—	$—
April - June 2022 (closed)	NYMEX WTI	140	65.62	—	—
July - September 2022 (closed)	NYMEX WTI	140	65.59	—	—
October - December 2022 (closed) (1)	NYMEX WTI	53	66.11	—	—
October - December 2022 (closed)	NYMEX WTI	87	65.41	87	88.85
January - March 2023 (closed) (1) (2)	NYMEX WTI	55	67.96	—	—
January 2023 (closed)	NYMEX WTI	95	67.90	6	102.26
February - March 2023	NYMEX WTI	95	67.90	6	102.26
April - May 2023 (closed) (1)	NYMEX WTI	29	68.28	—	—
April - May 2023	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed) (1)	NYMEX WTI	118	67.77	—	—
June 2023	NYMEX WTI	2	69.10	2	98.15
July - September 2023 (closed) (1)	NYMEX WTI	100	70.15	—	—
October - December 2023 (closed) (1)	NYMEX WTI	69	69.41	—	—
_________________
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

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

January - December 2022 (closed)	NYMEX WTI Roll Differential (1)	125	$0.15
_________________
(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - September 2022 (closed)	NYMEX Henry Hub	725	$3.57
October - December 2022 (closed) (1)	NYMEX Henry Hub	425	3.05
October - December 2022 (closed)	NYMEX Henry Hub	300	4.32
January - December 2023 (closed) (1)	NYMEX Henry Hub	425	3.05
January - February 2023 (closed)	NYMEX Henry Hub	300	3.36
March - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07
_________________
(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 natural gas financial price swap contracts which were open at that time. EOG paid net cash of $735 million for the settlement of these contracts.

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - December 2022 (closed)	NYMEX Henry Hub HSC Differential (1)	210	$0.01
January - February 2023 (closed)	NYMEX Henry Hub HSC Differential	135	0.01
March - December 2023	NYMEX Henry Hub HSC Differential	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00
_________________
(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financing

EOG's debt-to-total capitalization ratio was 17% at December 31, 2022, compared to 19% at December 31, 2021.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At both December 31, 2022 and 2021, EOG had outstanding $4,890 million aggregate principal amount of senior notes which had estimated fair values of $4,740 million and $5,577 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to EOG at year-end.  EOG's debt is at fixed interest rates.  While changes in interest rates affect the fair value of EOG's senior notes, such changes do not expose EOG to material fluctuations in earnings or cash flow.

During 2022, EOG funded its capital program and operations primarily by utilizing cash provided by operating activities and cash on hand.  While EOG maintains a $2.0 billion revolving credit facility to back its commercial paper program, there were no borrowings outstanding at any time during 2022 and the amount outstanding at year-end was zero.  EOG considers the availability of its $2.0 billion senior unsecured revolving credit facility, as described in Note 2 to Consolidated Financial Statements, to be sufficient to meet its ongoing operating needs.

Foreign Currency Exchange Rate Risk

During 2022, EOG was exposed to foreign currency exchange rate risk inherent in its operations in foreign countries, including Trinidad, Australia, Oman and Canada.  EOG continues to monitor the foreign currency exchange rates of countries in which it is currently conducting business and may implement measures to protect against foreign currency exchange rate risk.

Outlook

Pricing.  Crude oil, NGLs and natural gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world economic and political environment, worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas, the availabilities of other energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, natural gas, ammonia and methanol prices in the future.  The market price of crude oil and condensate, NGLs and natural gas in 2023 will impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position. As of February 16, 2023, the average 2023 NYMEX crude oil and natural gas prices were $75.99 per barrel and $3.05 per MMBtu, respectively, representing a decrease of 19% for crude oil and a decrease of 54% for natural gas from the average NYMEX prices in 2022. See ITEM 1A, Risk Factors for additional discussion of the impact of commodity prices (including fluctuations in commodity prices) on our financial condition, cash flows and results of operations.

Including the impact of EOG's crude oil and NGLs financial derivative contracts (exclusive of basis swaps) and based on EOG's tax position, EOG's price sensitivity in 2023 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGLs price, is approximately $137 million for net income and $175 million for pretax cash flows from operating activities.  Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2023 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $35 million for net income and $44 million for pretax cash flows from operating activities.  For information regarding EOG's crude oil, NGLs and natural gas financial commodity derivative contracts through February 16, 2023, see "Financial Commodity Derivative Transactions" above.

Capital. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its Delaware Basin, Eagle Ford play, Rocky Mountain area and Dorado gas play where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and lessen inflationary pressure through efficiency gains and by locking in certain service costs for drilling and completion activities. In addition, EOG expects to spend a portion of its anticipated 2023 capital expenditures on leasing acreage, evaluating new prospects, gathering and processing infrastructure, transportation infrastructure and environmental projects.

The total anticipated 2023 capital expenditures of approximately $5.8 billion to $6.2 billion, excluding acquisitions, non-cash transactions and exploration costs, is structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities primarily from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

Operations. In 2023, crude oil and total crude oil equivalent production are expected to increase from 2022 levels. In 2023, EOG expects to continue to focus on mitigating inflationary pressure on operating costs through efficiency improvements.

Cash Requirements. Certain of EOG's capital expenditures and operating expenses are subject to contracts with minimum commitments, including those that meet the definition of a lease under ASC "Leases (Topic 842)". In 2023, EOG anticipates the following cash requirements under these commitments (in millions):

Finance Leases (1)	$37
Operating Leases (1)	323
Leases Effective, Not Commenced (1)	111
Transportation and Storage Service Commitments (2) (3)	832
Purchase and Service Obligations (3)	529
Total Cash Requirements	$1,832

(1)    For more information on contracts that meet the definition of a lease under ASC "Leases (Topic 842)," see Note 18 to Consolidated Financial Statements.
(2)    Amounts exclude transportation and storage service commitments that meet the definition of a lease. Amounts shown are based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars into United States dollars at December 31, 2022. Management does not believe that any future changes in these rates before the expiration dates of these commitments will have a material adverse effect on the financial condition or results of operations of EOG.
(3)    For more information on transportation and storage service commitments and purchase and service obligations, see Note 8 to Consolidated Financial Statements.

In 2023, EOG has $1.25 billion of senior notes maturing, which are expected to be repaid with cash on hand. Additionally, in 2023, EOG expects to pay interest of $175 million on senior notes. For more information on EOG's current and long-term debt, see Note 2 to Consolidated Financial Statements.

Cash requirements to settle the liability for unrecognized tax benefits, EOG's pension and postretirement benefit obligations and the liability for dismantlement, abandonment and asset retirement obligations (see Notes 6, 7, and 15, respectively, to Consolidated Financial Statements) are excluded because they are subject to estimates and the timing of settlement is unknown.

EOG expects to fund its exploration, development and exploitation activities and other cash requirements, both in 2023 and in future years, primarily from internally generated cash flows and cash on hand. As discussed above, EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its $2.0 billion senior unsecured revolving credit facility and equity and debt offerings.

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

Crude oil, NGLs and natural gas prices have exhibited significant volatility in the past, and EOG expects that volatility to continue in the future.  During the five years ended December 31, 2022, WTI crude oil spot prices have fluctuated from approximately $(36.98) per barrel to $123.64 per barrel, and Henry Hub natural gas spot prices have ranged from approximately $1.33 per MMBtu to $23.86 per MMBtu.  Market prices for NGLs are influenced by the components extracted, including ethane, propane, butane and natural gasoline, among others, and the respective market pricing for each component.

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

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including, among others, statements and projections regarding EOG's future financial position, operations, performance, business strategy, goals, returns and rates of return, budgets, reserves, levels of production, capital expenditures, costs and asset sales, statements regarding future commodity prices and statements regarding the plans and objectives of EOG's management for future operations, are forward‐looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "project," "strategy," "intend," "plan," "target," "aims," "ambition," "initiative," "goal," "may," "will," "focused on," "should" and "believe" or the negative of those terms or other variations or comparable terminology to identify its forward‐looking statements. In particular, statements, express or implied, concerning EOG's future financial or operating results and returns or EOG's ability to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control drilling, completion and operating costs and capital expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, other environmental matters, safety matters or other ESG (environmental/social/governance) matters, or pay and/or increase dividends are forward‐looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes the expectations reflected in its forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that such assumptions are accurate or will prove to have been correct or that any of such expectations will be achieved (in full or at all) or will be achieved on the expected or anticipated timelines. Moreover, EOG's forward-looking statements may be affected by known, unknown or currently unforeseen risks, events or circumstances that may be outside EOG's control. Important factors that could cause EOG's actual results to differ materially from the expectations reflected in EOG's forward-looking statements include, among others:

•the timing, extent and duration of changes in prices for, supplies of, and demand for, crude oil and condensate, natural gas liquids (NGLs), natural gas and related commodities;
•the extent to which EOG is successful in its efforts to acquire or discover additional reserves;
•the extent to which EOG is successful in its efforts to (i) economically develop its acreage in, (ii) produce reserves and achieve anticipated production levels and rates of return from, (iii) decrease or otherwise control its drilling, completion and operating costs and capital expenditures related to, and (iv) maximize reserve recovery from, its existing and future crude oil and natural gas exploration and development projects and associated potential and existing drilling locations;
•the success of EOG's cost-mitigation initiatives and actions in offsetting the impact of inflationary pressures on EOG's operating costs and capital expenditures;
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
•the impact of, and changes in, government policies, laws and regulations, including climate change-related regulations, policies and initiatives (for example, with respect to air emissions); tax laws and regulations (including, but not limited to, carbon tax and emissions-related legislation); environmental, health and safety laws and regulations relating to disposal of produced water, drilling fluids and other wastes, hydraulic fracturing and access to and use of water; laws and regulations affecting the leasing of acreage and permitting for oil and gas drilling and the calculation of royalty payments in respect of oil and gas production; laws and regulations imposing additional permitting and disclosure requirements, additional operating restrictions and conditions or restrictions on drilling and completion operations and on the transportation of crude oil, NGLs and natural gas; laws and regulations with respect to financial derivatives and hedging activities; and laws and regulations with respect to the import and export of crude oil, natural gas and related commodities;

•the impact of climate change-related policies and initiatives at the corporate and/or investor community levels and other potential developments related to climate change, such as (but not limited to) changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy; increased availability of, and increased consumer and industrial/commercial demand for, competing energy sources (including alternative energy sources); technological advances with respect to the generation, transmission, storage and consumption of energy; alternative fuel requirements; energy conservation measures and emissions-related legislation; decreased demand for, and availability of, services and facilities related to the exploration for, and production of, crude oil, NGLs and natural gas; and negative perceptions of the oil and gas industry and, in turn, reputational risks associated with the exploration for, and production of, crude oil, NGLs and natural gas;
•continuing political and social concerns relating to climate change and the greater potential for shareholder activism, governmental inquiries and enforcement actions and litigation and the resulting expenses and potential disruption to EOG's day-to-day operations;
•the extent to which EOG is able to successfully and economically develop, implement and carry out its emissions and other ESG-related initiatives and achieve its related targets ad initiatives;
•EOG's ability to effectively integrate acquired crude oil and natural gas properties into its operations, identify and resolve existing and potential issues with respect to such properties and accurately estimate reserves, production, drilling, completion and operating costs and capital expenditures with respect to such properties;
•the extent to which EOG's third-party-operated crude oil and natural gas properties are operated successfully, economically and in compliance with applicable laws and regulations;
•competition in the oil and gas exploration and production industry for the acquisition of licenses, leases and properties;
•the availability and cost of, and competition in the oil and gas exploration and production industry for, employees, labor and other personnel, facilities, equipment, materials (such as water, sand, fuel and tubulars) and services;
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
•the duration and economic and financial impact of epidemics, pandemics or other public health issues;
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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference from Item 7 of this report, specifically the information set forth under the captions "Financial Commodity Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity."

ITEM 8.  Financial Statements and Supplementary Data

The information required by this Item is included in this report as set forth in the "Index to Financial Statements" on page F-1 and is incorporated by reference herein.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures. EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2022. EOG's disclosure controls and procedures are designed to provide reasonable assurance that information that is required to be disclosed in the reports EOG files or submits under the Exchange Act is accumulated and communicated to EOG's management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Based on that evaluation, EOG's principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of December 31, 2022.

Management's Annual Report on Internal Control over Financial Reporting. EOG's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Even an effective system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility of human error, circumvention of controls or overriding of controls and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of a system of internal control over financial reporting in future periods can change as conditions change. See "Management's Responsibility for Financial Reporting" appearing on page F-2 of this report, which is incorporated herein by reference.

The report of EOG's independent registered public accounting firm relating to the consolidated financial statements and effectiveness of internal control over financial reporting is set forth on page F-3 of this report.

There were no changes in EOG's internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

ITEM 9B.  Other Information

On and effective February 23, 2023, the Board of Directors (Board) of EOG Resources, Inc. (EOG) approved certain amendments to EOG's bylaws with respect to, among other matters, (i) the submission by a stockholder of a director nomination or other proposal for an annual stockholders meeting and (ii) the authority of the Board with respect to stockholder meetings. The amendments, which are further described below, take into account (1) the new universal proxy rules adopted by the United States Securities and Exchange Commission (SEC) and (2) recent amendments to certain provisions of the General Corporation Law of the State of Delaware (DGCL).

Section of Bylaws	Description of Amendment

Place of Meetings (Art. II, § 1)	To provide that stockholder meetings may be held by means of remote communication in accordance with Section 211(a) of the DGCL.

Quorum; Adjournment of Meetings (Art. II, § 2)	To provide that, to the fullest extent permitted by law, the Board may postpone, reschedule or cancel any previously scheduled stockholder meeting before it is to be held.

Notice of Stockholder Business and Nominations (Art. II § 3)	To provide that a stockholder submitting a director nomination or other proposal shall represent that it will continue to be a stockholder through the annual meeting date and will appear at the meeting (in person or by proxy) to make such nomination/proposal.

To expand existing information requirements for submitting a director nomination or other proposal to cover the submitting stockholder's beneficial owners and their respective affiliates and associates.

To provide that a stockholder giving notice of a director nomination shall provide: (i) evidence of compliance with Rule 14a-19 (the SEC's universal proxy rules) no later than five business days prior to the applicable stockholders meeting, (ii) all information required to be set forth in a Schedule 13D (e.g., investment purpose for buying EOG shares and the source of funds for the share purchases), (iii) the names of all solicitation participants and (iv) a representation that at least 67% of EOG's voting stock will be solicited by the stockholder.

To provide that a stockholder proposal to amend EOG's bylaws shall include the full text of the proposed amendment(s).

Stockholder List (Art. II, § 7)	To remove requirement that a list of EOG's stockholders be made available at stockholder meetings.

Proxies (Art. II, § 8)	To provide that a stockholder soliciting proxies must use a proxy card color other than white.

Conduct of Meetings (Art. II, § 10)	To provide that the Board, the chairman of the meeting and the Chairman of the Board may make rules and procedures for the conduct of stockholder meetings as they shall deem necessary (e.g., the opening and closing of polls and time allotted to questions and comments from attendees).

Emergency Bylaws (Art. VII, § 7)	To permit a subset of the Board to take certain actions during an emergency condition (e.g., catastrophe or similar emergency condition).

The foregoing descriptions of the amendments to EOG's bylaws do not purport to be complete and are qualified in its entirety by reference to EOG's amended and restated bylaws, which are filed as Exhibit 3.2(b) to this report and are incorporated herein by reference.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from (i) EOG's Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 30, 2023 and (ii) Item 1 of this report, specifically the information therein set forth under the caption "Information About Our Executive Officers."

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

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 30, 2023. The Compensation and Human Resources Committee Report and related information incorporated by reference herein shall not be deemed "soliciting material" or to be "filed" with the United States Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that EOG specifically incorporates such information by reference into such a filing.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 30, 2023.

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

The 2021 Plan provides for grants of stock options, SARs, restricted stock, restricted stock units (which may include performance-based conditions) and other stock-based awards, up to an aggregate maximum of 20 million shares of EOG common stock, plus any shares that were subject to outstanding awards under the Amended and Restated 2008 Plan as of April 29, 2021 that subsequently are canceled or forfeited, expire or are otherwise not issued or are settled in cash. Under the 2021 Plan, grants may be made to employees and non-employee members of EOG's Board of Directors (Board).

The Amended and Restated 2008 Plan was approved by EOG's stockholders at the 2013 Annual Meeting of Stockholders in May 2013. The Amended and Restated 2008 Plan authorized an additional 31.0 million shares of EOG common stock for grant under the plan and extended the expiration date of the plan to May 2023.

At the 2018 Annual Meeting of Stockholders in April 2018, stockholders approved an amendment and restatement of the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP) to (among other changes) increase the number of shares available for grant by 2.5 million shares and further extend the term of the ESPP to December 31, 2027, unless terminated earlier by its terms or by EOG.

Stock Plans Not Approved by EOG Stockholders. In December 2008, the Board approved the amendment and continuation of the 1996 Deferral Plan as the "EOG Resources, Inc. 409A Deferred Compensation Plan" (Deferral Plan). Under the Deferral Plan (as subsequently amended), payment of up to 50% of base salary and 100% of annual cash bonus, director's fees, vestings of restricted stock units granted to non-employee directors (and dividends credited thereon) under the Amended and Restated 2008 Plan and the 2021 Plan and 401(k) refunds (as defined in the Deferral Plan) may be deferred into a phantom stock account. In the phantom stock account, deferrals are treated as if shares of EOG common stock were purchased at the closing stock price on the date of deferral. Dividends are credited quarterly and treated as if reinvested in EOG common stock. Payment of the phantom stock account is made in actual shares of EOG common stock in accordance with the Deferral Plan and the individual's deferral election. A total of 540,000 shares of EOG common stock have been authorized by the Board and registered for issuance under the Deferral Plan. As of December 31, 2022, 432,281 phantom shares had been issued. The Deferral Plan is currently EOG's only stock plan that has not been approved by EOG's stockholders.

The following table sets forth data for EOG's equity compensation plans aggregated by the various plans approved by EOG's stockholders and those plans not approved by EOG's stockholders, in each case as of December 31, 2022.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by EOG Stockholders	5,653,833	(2)	$77.49	17,803,386	(3)
Equity Compensation Plans Not Approved by EOG Stockholders	340,078	(4)	N/A	107,719	(5)
Total	5,993,911			17,911,105

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
(2)Amount includes (i) 4,224,628 outstanding stock option and SAR grants, (ii) 741,411 outstanding restricted stock units, for which shares of EOG common stock will be issued, on a one-for-one basis, upon the vesting of such grants, and (iii) 687,794 outstanding performance units and assumes, for purposes of this table, (A) the application of a 100% performance multiple upon the completion of each of the remaining performance periods in respect of such grants and (B) accordingly, the issuance, on a one-for-one basis, of an aggregate 687,794 shares of EOG common stock upon the vesting of such grants. As more fully discussed in Note 7 to Consolidated Financial Statements, upon the application of the relevant performance multiple at the completion of each of the remaining performance periods in respect of such grants, (A) a minimum of 0 and a maximum of 1,375,588 performance units could be outstanding and (B) accordingly, a minimum of 0 and a maximum of 1,375,588 shares of EOG common stock could be issued upon the vesting of such grants.
(3)Consists of (i) 16,425,288 shares remaining available for issuance under the 2021 Plan and (ii) 1,378,098 shares remaining available for purchase under the ESPP. As noted above, from and after the April 29, 2021 effective date of the 2021 Plan, no further grants have been (or will be) made from the Amended and Restated 2008 Plan.
(4)Consists of shares of EOG common stock to be issued in accordance with the Deferral Plan and participant deferral elections (i.e., in respect of the 340,078 phantom shares issued and outstanding under the Deferral Plan as of December 31, 2022).
(5)Represents phantom shares that remain available for issuance under the Deferral Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 30, 2023.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 30, 2023.

PART IV

ITEM 15.  Exhibit and Financial Statement Schedules

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2022.  In making this assessment, EOG used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities.  Based on this assessment and those criteria, management believes that EOG maintained effective internal control over financial reporting as of December 31, 2022.

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

EZRA Y. YACOB	TIMOTHY K. DRIGGERS
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Houston, Texas
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of EOG Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EOG Resources, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility for Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Proved Oil and Gas Properties and Depletion – Crude Oil and Condensate, NGLs, and Natural Gas Reserves —Refer to Note 1 to the Financial Statements

Critical Audit Matter Description

The Company’s capitalized costs of proved oil and natural gas properties are depleted using the units of production method based on estimated proved reserves. The development of the Company’s estimated proved crude oil, NGLs and natural gas reserve volumes requires management to make significant estimates and assumptions. The Company’s reserve engineers estimate crude oil, NGLs and natural gas quantities using these estimates and assumptions and engineering data. Changes in these assumptions could materially affect the Company’s estimated reserve quantities and the amount of depletion. Proved oil and gas properties were $23.8 billion as of December 31, 2022, net of accumulated depletion, and depletion was $3.3 billion, for the year then ended.

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
February 23, 2023

We have served as the Company's auditor since 2002.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In Millions, Except Per Share Data)

Year Ended December 31	2022	2021	2020
Operating Revenues and Other
Crude Oil and Condensate	$16,367	$11,125	$5,786
Natural Gas Liquids	2,648	1,812	668
Natural Gas	3,781	2,444	837
Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts, Net	(3,982)	(1,152)	1,145
Gathering, Processing and Marketing	6,696	4,288	2,583
Gains (Losses) on Asset Dispositions, Net	74	17	(47)
Other, Net	118	108	60
Total	25,702	18,642	11,032
Operating Expenses
Lease and Well	1,331	1,135	1,063
Transportation Costs	966	863	735
Gathering and Processing Costs	621	559	459
Exploration Costs	159	154	146
Dry Hole Costs	45	71	13
Impairments	382	376	2,100
Marketing Costs	6,535	4,173	2,698
Depreciation, Depletion and Amortization	3,542	3,651	3,400
General and Administrative	570	511	484
Taxes Other Than Income	1,585	1,047	478
Total	15,736	12,540	11,576
Operating Income (Loss)	9,966	6,102	(544)
Other Income, Net	114	9	10
Income (Loss) Before Interest Expense and Income Taxes	10,080	6,111	(534)
Interest Expense
Incurred	215	211	236
Capitalized	(36)	(33)	(31)
Net Interest Expense	179	178	205
Income (Loss) Before Income Taxes	9,901	5,933	(739)
Income Tax Provision (Benefit)	2,142	1,269	(134)
Net Income (Loss)	$7,759	$4,664	$(605)
Net Income (Loss) Per Share
Basic	$13.31	$8.03	$(1.04)
Diluted	$13.22	$7.99	$(1.04)
Average Number of Common Shares
Basic	583	581	579
Diluted	587	584	579
Comprehensive Income (Loss)
Net Income (Loss)	$7,759	$4,664	$(605)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	4	(1)	(7)
Other, Net of Tax	—	1	—
Other Comprehensive Income (Loss)	4	—	(7)
Comprehensive Income (Loss)	$7,763	$4,664	$(612)

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)

At December 31	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$5,972	$5,209
Accounts Receivable, Net	2,774	2,335
Inventories	1,058	584
Income Taxes Receivable	97	—
Other	574	456
Total	10,475	8,584
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	67,322	67,644
Other Property, Plant and Equipment	4,786	4,753
Total Property, Plant and Equipment	72,108	72,397
Less: Accumulated Depreciation, Depletion and Amortization	(42,679)	(43,971)
Total Property, Plant and Equipment, Net	29,429	28,426
Deferred Income Taxes	33	11
Other Assets	1,434	1,215
Total Assets	$41,371	$38,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,532	$2,242
Accrued Taxes Payable	405	518
Dividends Payable	482	436
Liabilities from Price Risk Management Activities	169	269
Current Portion of Long-Term Debt	1,283	37
Current Portion of Operating Lease Liabilities	296	240
Other	346	300
Total	5,513	4,042
Long-Term Debt	3,795	5,072
Other Liabilities	2,574	2,193
Deferred Income Taxes	4,710	4,749
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 588,396,757 Shares and 585,521,512 Shares Issued at December 31, 2022 and 2021, respectively	206	206
Additional Paid in Capital	6,187	6,087
Accumulated Other Comprehensive Loss	(8)	(12)
Retained Earnings	18,472	15,919
Common Stock Held in Treasury, 700,281 Shares and 257,268 Shares at December 31, 2022 and 2021, respectively	(78)	(20)
Total Stockholders' Equity	24,779	22,180
Total Liabilities and Stockholders' Equity	$41,371	$38,236
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2019	$206	$5,817	$(5)	$15,649	$(27)	$21,640
Net Loss	—	—	—	(605)	—	(605)
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Common Stock Dividends Declared, $1.50 Per Share	—	—	—	(874)	—	(874)
Other Comprehensive Loss	—	—	(7)	—	—	(7)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(9)	—	—	9	—
Restricted Stock and Restricted Stock Units, Net	—	(9)	—	—	9	—
Stock-Based Compensation Expenses	—	146	—	—	—	146
Treasury Stock Issued as Compensation	—	—	—	—	2	2
Balance at December 31, 2020	206	5,945	(12)	14,170	(7)	20,302
Net Income	—	—	—	4,664	—	4,664
Common Stock Issued Under Stock Plans	—	17	—	—	—	17
Common Stock Dividends Declared, $4.9875 Per Share	—	—	—	(2,915)	—	(2,915)
Other Comprehensive Loss	—	—	—	—	—	—
Change in Treasury Stock - Stock Compensation Plans, Net	—	(22)	—	—	(18)	(40)
Restricted Stock and Restricted Stock Units, Net	—	(5)	—	—	5	—
Stock-Based Compensation Expenses	—	152	—	—	—	152
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at December 31, 2021	206	6,087	(12)	15,919	(20)	22,180
Net Income	—	—	—	7,759	—	7,759
Common Stock Issued Under Stock Plans	—	24	—	—	—	24
Common Stock Dividends Declared, $8.875 Per Share	—	—	—	(5,206)	—	(5,206)
Other Comprehensive Income	—	—	4	—	—	4
Change in Treasury Stock - Stock Compensation Plans, Net	—	(55)	—	—	(61)	(116)
Restricted Stock and Restricted Stock Units, Net	—	(2)	—	—	2	—
Stock-Based Compensation Expenses	—	133	—	—	—	133
Treasury Stock Issued as Compensation	—	—	—	—	1	1
Balance at December 31, 2022	$206	$6,187	$(8)	$18,472	$(78)	$24,779

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

Year Ended December 31	2022	2021	2020
Cash Flows from Operating Activities
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net Income (Loss)	$7,759	$4,664	$(605)
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,542	3,651	3,400
Impairments	382	376	2,100
Stock-Based Compensation Expenses	133	152	146
Deferred Income Taxes	(61)	(122)	(186)
(Gains) Losses on Asset Dispositions, Net	(74)	(17)	47
Other, Net	—	13	12
Dry Hole Costs	45	71	13
Mark-to-Market Financial Commodity Derivative Contracts
(Gains) Losses, Net	3,982	1,152	(1,145)
Net Cash Received from (Payments for) Settlements of Financial Commodity Derivative Contracts	(3,501)	(638)	1,071
Other, Net	45	7	1
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(347)	(821)	467
Inventories	(534)	(13)	123
Accounts Payable	90	456	(795)
Accrued Taxes Payable	(113)	312	(49)
Other Assets	(364)	(136)	325
Other Liabilities	(266)	(116)	8
Changes in Components of Working Capital Associated with Investing Activities	375	(200)	75
Net Cash Provided by Operating Activities	11,093	8,791	5,008
Investing Cash Flows
Additions to Oil and Gas Properties	(4,619)	(3,638)	(3,244)
Additions to Other Property, Plant and Equipment	(381)	(212)	(221)
Proceeds from Sales of Assets	349	231	192
Other Investing Activities	(30)	—	—
Changes in Components of Working Capital Associated with Investing Activities	(375)	200	(75)
Net Cash Used in Investing Activities	(5,056)	(3,419)	(3,348)
Financing Cash Flows
Long-Term Debt Borrowings	—	—	1,484
Long-Term Debt Repayments	—	(750)	(1,000)
Dividends Paid	(5,148)	(2,684)	(821)
Treasury Stock Purchased	(118)	(41)	(16)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	28	19	16
Debt Issuance Costs	—	—	(3)
Repayment of Finance Lease Liabilities	(35)	(37)	(19)
Net Cash Used in Financing Activities	(5,273)	(3,493)	(359)
Effect of Exchange Rate Changes on Cash	(1)	1	—
Increase in Cash and Cash Equivalents	763	1,880	1,301
Cash and Cash Equivalents at Beginning of Year	5,209	3,329	2,028
Cash and Cash Equivalents at End of Year	$5,972	$5,209	$3,329

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of Business. EOG Resources, Inc., a Delaware corporation organized in 1985, together with its subsidiaries (collectively, EOG), explores for, develops, produces and markets crude oil, natural gas liquids (NGLs) and natural gas primarily in major producing basins in the United States of America (United States or U.S.) and the Republic of Trinidad and Tobago (Trinidad). EOG is making preparations to drill offshore Australia, as well as evaluating additional exploration, development and exploitation opportunities in these and other select international areas. In addition, EOG is in the process of exiting Block 36 and Block 49 in the Sultanate of Oman (Oman) and is executing an abandonment and reclamation program in Canada. EOG sold its operations in the China Sichuan Basin (China) in the second quarter of 2021.

Principles of Consolidation.  The consolidated financial statements of EOG include the accounts of all domestic and foreign subsidiaries.  Any investments in unconsolidated affiliates, in which EOG is able to exercise significant influence, are accounted for using the equity method.  All intercompany accounts and transactions have been eliminated.

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

Financial Instruments.  EOG's financial instruments consist of cash and cash equivalents, financial commodity derivative contracts, accounts receivable, accounts payable and current and long-term debt.  The carrying values of cash and cash equivalents, financial commodity derivative contracts, accounts receivable and accounts payable approximate fair value (see Notes 2 and 12).

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

Revenues are recognized for the sale of crude oil and condensate, NGLs and natural gas at the point control of the product is transferred to the customer, typically when production is delivered and title or risk of loss transfers to the customer. Arrangements for such sales are evidenced by signed contracts with prices typically based on stated market indices, with certain adjustments for product quality and geographic location. As EOG typically invoices customers shortly after performance obligations have been fulfilled, contract assets and contract liabilities are not recognized. The balances of accounts receivable from contracts with customers as of December 31, 2022 and 2021, were $2,340 million and $2,130 million, respectively, and are included in Accounts Receivable, Net on the Consolidated Balance Sheets. Losses incurred on receivables from contracts with customers are infrequent and have been immaterial. Certain arrangements provide for the sale of fixed quantities of commodities in future years with pricing mechanisms based on future market prices at time of delivery. EOG does not disclose the value of these obligations given the uncertainty of the future realized transaction price.

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

Accounting for Risk Management Activities.  Financial commodity derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value, and changes in the instrument's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three-year period ended December 31, 2022, EOG elected not to designate any of its financial commodity derivative instruments as accounting hedges and, accordingly, changes in the fair value of these outstanding derivative instruments are recognized as gains or losses in the period of change.  The gains or losses are recorded as Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).  The related cash flow impact of settled contracts is reflected as cash flows from operating activities.  EOG employs net presentation of financial commodity derivative assets and liabilities for financial reporting purposes when such assets and liabilities are with the same counterparty and subject to a master netting arrangement.  See Note 12.

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

Effective January 1, 2021, EOG adopted the provisions of ASU 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes" (ASU 2019-12). There was no impact upon adoption of ASU 2019-12 to EOG's consolidated financial statements or related disclosures.

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

Leases. In the ordinary course of business, EOG enters into contracts for drilling, fracturing, compression, real estate and other services which contain equipment and other assets and that meet the definition of a lease under ASC "Leases (Topic 842)." The lease term for these contracts, which includes any renewals at EOG's option that are reasonably certain to be exercised, ranges from one month to 30 years.

Right of Use (ROU) assets and related liabilities are recognized on the commencement date on the Consolidated Balance Sheets based on future lease payments, discounted based on the rate implicit in the contract, if readily determinable, or EOG's incremental borrowing rate commensurate with the lease term of the contract. EOG estimates its incremental borrowing rate based on the approximate rate required to borrow on a collateralized basis. Contracts with lease terms of less than 12 months are not recorded on the Consolidated Balance Sheets, but instead are disclosed as short-term lease cost. EOG has elected not to separate non-lease components from all leases, excluding those for fracturing services, real estate and produced water disposal, as lease payments under these contracts contain significant non-lease components, such as labor and operating costs. See Note 18.

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

2.  Long-Term Debt

Long-Term Debt at December 31, 2022 and 2021 consisted of the following (in millions):

	2022	2021

2.625% Senior Notes due 2023	$1,250	$1,250
3.15% Senior Notes due 2025	500	500
4.15% Senior Notes due 2026	750	750
6.65% Senior Notes due 2028	140	140
4.375% Senior Notes due 2030	750	750
3.90% Senior Notes due 2035	500	500
5.10% Senior Notes due 2036	250	250
4.950% Senior Notes due 2050	750	750
Long-Term Debt	4,890	4,890
Finance Leases (see Note 18)	215	250
Less: Current Portion of Long-Term Debt	1,283	37
Unamortized Debt Discount	23	27
Debt Issuance Costs	4	4
Total Long-Term Debt	$3,795	$5,072

The senior notes in the table above are senior, unsecured obligations that rank equally in right of payment with all of our other unsecured and unsubordinated outstanding debt. At December 31, 2022, the aggregate annual maturities of current and long-term debt (excluding finance lease obligations) were $1.25 billion in 2023, zero in 2024, $500 million in 2025, $750 million in 2026 and zero in 2027.

At December 31, 2022 and 2021, EOG had no outstanding commercial paper borrowings and did not utilize any commercial paper borrowings during 2022 or 2021.

On February 1, 2021, EOG repaid upon maturity the $750 million aggregate principal amount of its 4.100% Senior Notes due 2021.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (the Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either the LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At December 31, 2022, EOG was in compliance with this financial covenant. At December 31, 2022 and December 31, 2021, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at December 31, 2022, would have been 5.29% and 7.50%, respectively.

3.  Stockholders' Equity

Common Stock.  In September 2001, EOG's Board of Directors (Board) authorized the repurchase of an aggregate maximum of 10 million shares of common stock that superseded all previous authorizations (September 2001 Authorization). EOG last repurchased shares under the September 2001 Authorization in March 2003.  Effective November 4, 2021, the Board (i) established a new share repurchase authorization to allow for the repurchase by EOG of up to $5 billion of common stock (November 2021 Authorization) and (ii) revoked and terminated the September 2001 Authorization. EOG has not repurchased any shares under the November 2021 Authorization and, accordingly, $5 billion remained available for purchase under the November 2021 Authorization as of December 31, 2022.

Shares of common stock are from time to time withheld by, or returned to, EOG in satisfaction of tax withholding obligations arising upon the exercise of employee stock options or stock-settled stock appreciation rights (SARs), the vesting of restricted stock, restricted stock unit or performance unit grants or in payment of the exercise price of employee stock options. Such shares withheld or returned prior to November 4, 2021 did not count against the September 2001 Authorization, and such shares withheld or returned on or subsequent to November 4, 2021 have not counted, and will not count, against the November 2021 Authorization. Shares purchased, withheld and returned are held in treasury for, among other purposes, fulfilling any obligations arising under EOG's stock-based compensation plans and any other approved transactions or activities for which such shares of common stock may be required.

On February 23, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share to be paid on April 28, 2023, to stockholders of record as of April 14, 2023. The Board also declared on such date a special dividend on the common stock of $1.00 per share to be paid on March 30, 2023, to stockholders of record as of March 16, 2023.

On November 3, 2022, the Board (i) increased the quarterly cash dividend on the common stock from the previous $0.75 per share to $0.825 per share, effective beginning with the dividend paid on January 31, 2023, to stockholders of record as of January 17, 2023 and (ii) declared a special cash dividend on the common stock of $1.50 per share, paid on December 30, 2022, to stockholders of record as of December 15, 2022.

On September 29, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share paid on October 31, 2022, to stockholders of record as of October 17, 2022.

On August 4, 2022, the Board declared a special cash dividend on the common stock of $1.50 per share paid on September 29, 2022, to stockholders of record as of September 15, 2022.

On May 5, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share paid on July 29, 2022, to stockholders of record as of July 15, 2022. The Board also declared on such date a special dividend on the common stock of $1.80 per share paid on June 30, 2022, to stockholders of record as of June 15, 2022.

On February 24, 2022, the Board declared a quarterly cash dividend on the common stock of $0.75 per share paid on April 29, 2022, to stockholders of record as of April 15, 2022. The Board also declared on such date a special dividend on the common stock of $1.00 per share paid on March 29, 2022, to stockholders of record as of March 15, 2022.

On November 4, 2021, the Board (i) increased the quarterly cash dividend on the common stock from the previous $0.4125 per share to $0.75 per share, effective beginning with the dividend paid on January 28, 2022, to stockholders of record as of January 14, 2022, and (ii) declared a special cash dividend on the common stock of $2.00 per share, paid on December 30, 2021, to stockholders of record as of December 15, 2021.

On May 6, 2021, the Board declared a special cash dividend on the common stock of $1.00 per share. The special cash dividend was paid on July 30, 2021, to stockholders of record as of July 16, 2021 (and was in addition to the quarterly cash dividend on the common stock of $0.4125 per share also paid on July 30, 2021, to stockholders of record as of July 16, 2021).

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

The following summarizes Common Stock activity for each of the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Common Shares
	Issued	Treasury	Outstanding

Balance at December 31, 2019	582,213	(299)	581,914
Common Stock Issued Under Stock-Based Compensation Plans	1,482	—	1,482
Treasury Stock Purchased (1)	—	(389)	(389)
Common Stock Issued Under Employee Stock Purchase Plan	—	377	377
Treasury Stock Issued Under Stock-Based Compensation Plans	—	187	187
Balance at December 31, 2020	583,695	(124)	583,571
Common Stock Issued Under Stock-Based Compensation Plans	1,511	—	1,511
Treasury Stock Purchased (1)	—	(504)	(504)
Common Stock Issued Under Employee Stock Purchase Plan	316	—	316
Treasury Stock Issued Under Stock-Based Compensation Plans	—	371	371
Balance at December 31, 2021	585,522	(257)	585,265
Common Stock Issued Under Stock-Based Compensation Plans	2,674	—	2,674
Treasury Stock Purchased (1)	—	(997)	(997)
Common Stock Issued Under Employee Stock Purchase Plan	201	—	201
Treasury Stock Issued Under Stock-Based Compensation Plans	—	554	554
Balance at December 31, 2022	588,397	(700)	587,697

(1)    Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or SARs or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options.

Preferred Stock.  EOG currently has one authorized series of preferred stock.  As of December 31, 2022, there were no shares of preferred stock outstanding.

4.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain transactions that have been reported in the Consolidated Statements of Stockholders' Equity. The components of Accumulated Other Comprehensive Loss at December 31, 2022 and 2021 consisted of the following (in millions):

	Foreign Currency Translation Adjustment	Other	Total

December 31, 2020	$(10)	$(2)	$(12)
Other comprehensive income (loss) before taxes	(1)	1	—
Tax effects	—	—	—
Other comprehensive loss	(1)	1	—
December 31, 2021	(11)	(1)	(12)
Other comprehensive income (loss) before taxes	4	—	4
Tax effects	—	—	—
Other comprehensive income (loss)	4	—	4
December 31, 2022	$(7)	$(1)	$(8)

No significant amount was reclassified out of Accumulated Other Comprehensive Income (Loss) during the years ended December 31, 2022, 2021 and 2020.

5.  Other Income, Net

Other income, net for 2022 included interest income ($85 million) and equity income from investments in ammonia plants in Trinidad ($46 million), partially offset by an upward adjustment to deferred compensation expense ($15 million). Other income, net for 2021 included equity income from investments in ammonia plants in Trinidad ($18 million) and interest income ($3 million), partially offset by an upward adjustment to deferred compensation expense ($13 million). Other income, net for 2020 included interest income ($12 million), partially offset by equity losses from investments in ammonia plants in Trinidad ($2 million).

6.  Income Taxes

The principal components of EOG's total net deferred income tax liabilities at December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Deferred Income Tax Assets (Liabilities)
Foreign Oil and Gas Exploration and Development Costs Deducted for Tax Under Book Depreciation, Depletion and Amortization	$(18)	$(19)
Foreign Asset Retirement Obligations	81	51
Foreign Accrued Expenses and Liabilities	13	15
Foreign Net Operating Loss	82	80
Foreign Valuation Allowances	(116)	(111)
Foreign Other	(9)	(5)
Total Net Deferred Income Tax Assets	$33	$11
Deferred Income Tax (Assets) Liabilities
Oil and Gas Exploration and Development Costs Deducted for Tax Over Book Depreciation, Depletion and Amortization	$5,291	$5,063
Financial Commodity Derivative Contracts	(421)	(97)
Deferred Compensation Plans	(58)	(57)
Equity Awards	(60)	(86)
Other	(42)	(74)
Total Net Deferred Income Tax Liabilities	$4,710	$4,749
Total Net Deferred Income Tax Liabilities	$4,677	$4,738

The components of Income (Loss) Before Income Taxes for the years indicated below were as follows (in millions):

	2022	2021	2020

United States	$9,752	$5,787	$(756)
Foreign	149	146	17
Total	$9,901	$5,933	$(739)

The principal components of EOG's Income Tax Provision (Benefit) for the years indicated below were as follows (in millions):

	2022	2021	2020
Current:
Federal	$2,020	$1,203	$(108)
State	126	85	7
Foreign	62	105	40
Total	2,208	1,393	(61)
Deferred:
Federal	(2)	(41)	(153)
State	(37)	(62)	(15)
Foreign	(22)	(19)	(18)
Total	(61)	(122)	(186)
Other Non-Current: (1)
Federal	—	—	113
Foreign	(5)	(2)	—
Total	(5)	(2)	113

Income Tax Provision (Benefit)	$2,142	$1,269	$(134)

(1)    Includes changes in certain amounts that are expected to be paid or received beyond the next twelve months. The primary component in 2020 is refundable alternative minimum tax (AMT) credits.

The differences between taxes computed at the U.S. federal statutory tax rate and EOG's effective rate for the years indicated below were as follows:

	2022	2021	2020
Statutory Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Tax, Net of Federal Benefit	0.7	0.3	0.9
Income Tax Provision Related to Foreign Operations	—	0.9	(0.1)
Income Tax Provision Related to Canadian Operations	—	—	(2.4)
Stock-Based Compensation	—	0.2	(2.9)
Other	—	(1.0)	1.7
Effective Income Tax Rate	21.7%	21.4%	18.2%

Deferred tax assets are recorded for future deductible amounts and certain other tax benefits, such as tax net operating losses (NOLs) and tax credit carryforwards, provided that management assesses the utilization of such assets to be "more likely than not." Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, EOG has recorded valuation allowances for the portion of certain foreign and state deferred tax assets that management does not believe are more likely than not to be realized.

The principal components of EOG's rollforward of valuation allowances for deferred income tax assets for the years indicated below were as follows (in millions):

	2022	2021	2020

Beginning Balance	$219	$219	$201
Increase (1)	27	15	25
Decrease (2)	(33)	(14)	(11)
Other (3)	(6)	(1)	4
Ending Balance	$207	$219	$219

(1)    Increase in valuation allowance related to the generation of tax NOLs and other deferred tax assets.
(2)    Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowances.
(3)    Represents dispositions, revisions and/or foreign exchange rate variances and the effect of statutory income tax rate changes.

As of December 31, 2022, EOG had state income tax NOLs of approximately $2.2 billion. Certain state NOLs have an indefinite carryforward and all others expire between 2023 and 2040. EOG also has Canadian NOLs of $300 million, some of which can be carried forward up to 20 years. As described previously, these NOLs and other less significant tax benefits have been evaluated for the likelihood of utilization, and valuation allowances have been established for the portion of these deferred income tax assets that do not meet the "more likely than not" threshold.

As of December 31, 2022, EOG did not have material amounts of unrecognized tax benefits. Additionally, no interest or penalties have been recognized in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). EOG does not expect its unrecognized tax benefits to change significantly in the next twelve months. EOG and its subsidiaries file income tax returns and are subject to tax audits in the U.S. and various state, local and foreign jurisdictions. EOG's earliest open tax years in its principal jurisdictions are as follows: U.S. federal (2019), Canada (2018), Trinidad (2015), Oman (2020) and Australia (2021).

EOG's foreign subsidiaries' undistributed earnings are not considered to be permanently reinvested outside of the U.S. and deferred income taxes have been accrued on any such outside basis differences. Additionally, EOG’s foreign earnings may be subject to the U.S. federal "global intangible low-taxed income" (GILTI) inclusion. EOG records any GILTI tax as a period expense.

On August 16, 2022, the U.S. President signed into law the Inflation Reduction Act of 2022, which contains, among other provisions, certain tax provisions as well as a variety of climate and energy incentives. While there was no immediate income tax impact upon enactment, in the future, EOG may become subject to the new corporate alternative minimum tax or other provisions, such as the excise tax on stock buybacks. Additionally, as part of EOG's strategy to reduce GHG emissions, EOG may become eligible for certain new or enhanced income tax credits attributable to these efforts.

7.  Employee Benefit Plans

Stock-Based Compensation

During 2022, EOG maintained various stock-based compensation plans as discussed below.  EOG recognizes compensation expense on grants of stock options, SARs, restricted stock, restricted stock units and performance units and grants made under the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP).  Stock-based compensation expense is calculated based upon the grant date estimated fair value of the awards, net of forfeitures, based upon EOG's historical employee turnover rate.  Compensation expense is amortized over the shorter of the vesting period or the period from date of grant until the date the employee becomes eligible to retire without company approval.

Stock-based compensation expense is included on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) based upon the job functions of the employees receiving the grants.  Compensation expense related to EOG's stock-based compensation plans for the years ended December 31, 2022, 2021 and 2020 was as follows (in millions):

	2022	2021	2020

Lease and Well	$40	$49	$52
Gathering and Processing Costs	4	3	1
Exploration Costs	15	20	21
General and Administrative	74	80	72
Total	$133	$152	$146

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provided for grants of stock options, SARs, restricted stock and restricted stock units, performance units, and other stock-based awards.

EOG's stockholders approved the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan) at the 2021 Annual Meeting of Stockholders. Therefore, no further grants were made from the 2008 Plan from and after the April 29, 2021 effective date of the 2021 Plan. The 2021 Plan provides for grants of stock options, SARs, restricted stock and restricted stock units, restricted stock units with performance-based conditions (together with the performance units granted under the 2008 Plan, Performance Units) and other stock-based awards, up to an aggregate maximum of 20 million shares of common stock, plus any shares that were subject to outstanding awards under the 2008 Plan as of April 29, 2021, that are subsequently canceled or forfeited, expire or are otherwise not issued or are settled in cash. Under the 2021 Plan, grants may be made to employees and non-employee members of EOG's Board of Directors (Board).

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

At December 31, 2022, approximately 16 million common shares remained available for grant under the 2021 Plan.  EOG's policy is to issue shares related to the 2021 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

During 2022, 2021 and 2020, EOG issued shares in connection with stock option/SAR exercises, restricted stock grants, restricted stock unit and Performance Unit releases and ESPP purchases.  Excess net tax benefits / (deficiencies) recognized within the income tax provision were $22 million, $(11) million and $(22) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan.  Participants in EOG's stock-based compensation plans (including the 2008 Plan and 2021 Plan) have been or may be granted options to purchase shares of Common Stock.  In addition, participants in EOG's stock-based compensation plans (including the 2008 Plan and 2021 Plan) have been or may be granted SARs, representing the right to receive shares of Common Stock based on the appreciation in the stock price from the date of grant on the number of SARs granted.  Stock options and SARs are granted at a price not less than the market price of the Common Stock on the date of grant.  Terms for stock options and SARs granted have generally not exceeded a maximum term of seven years.  EOG's ESPP allows eligible employees to semi-annually purchase, through payroll deductions, shares of Common Stock at 85 percent of the fair market value at specified dates.  Contributions to the ESPP are limited to 10 percent of the employee's pay (subject to certain ESPP limits) during each of the two six-month offering periods each year.

The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of ESPP grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $34 million, $48 million and $62 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Stock Options/SARs			ESPP
	2022	2021	2020	2022	2021	2020

Weighted Average Fair Value of Grants	$28.30	$24.92	$11.06	$26.62	$18.12	$19.14
Expected Volatility	42.20%	42.24%	44.47%	43.00%	51.27%	53.48%
Risk-Free Interest Rate	0.89%	0.50%	0.21%	1.30%	0.07%	0.90%
Dividend Yield	3.28%	2.26%	3.27%	2.89%	2.89%	2.27%
Expected Life	5.3 years	5.2 years	5.2 years	0.5 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's Common Stock.  The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant.  The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth the stock option and SAR transactions for the years ended December 31, 2022, 2021 and 2020 (stock options and SARs in thousands):

	2022		2021		2020
	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price

Outstanding at January 1	9,969	$84.37	10,186	$84.08	9,395	$94.53
Granted	2	97.64	1,982	81.68	1,996	37.63
Exercised (1)	(5,526)	89.70	(1,130)	63.98	(23)	69.59
Forfeited	(220)	82.74	(1,069)	98.15	(1,182)	88.93
Outstanding at December 31	4,225	77.49	9,969	84.37	10,186	84.08
Stock Options/SARs Exercisable at December 31	2,462	84.53	6,197	95.33	6,343	96.41

(1)The total intrinsic value of stock options/SARs exercised during the years 2022, 2021 and 2020 was $190 million, $27 million and $0.4 million, respectively.  The intrinsic value is based upon the difference between the market price of the Common Stock on the date of exercise and the grant price of the stock options/SARs.

At December 31, 2022, there were 4.1 million stock options/SARs vested or expected to vest with a weighted average grant price of $77.85 per share, an intrinsic value of $211 million and a weighted average remaining contractual life of 4.1 years.

The following table summarizes certain information for the stock options and SARs outstanding and exercisable at December 31, 2022 (stock options and SARs in thousands):

Stock Options/SARs Outstanding					Stock Options/SARs Exercisable
Range of Grant Prices	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value(1)	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value (1)

$ 34.00 to $ 52.99	1,029	4	$37.52		466	4	$37.51
53.00 to 80.99	593	3	74.98		584	3	75.04
81.00 to 81.99	1,513	6	81.81		331	5	81.81
82.00 to 96.99	562	1	95.62		553	1	95.75
97.00 to 129.99	528	3	126.51		528	3	126.53
	4,225	4	77.49	$220	2,462	3	84.53	$111

(1)Based upon the difference between the closing market price of the Common Stock on the last trading day of the year and the grant price of in-the-money stock options and SARs, in millions.

At December 31, 2022, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $31 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.4 years.

At the 2018 Annual Meeting of Stockholders, EOG stockholders approved an amendment and restatement of the ESPP to (among other changes) increase the number of shares available for grant. At December 31, 2022, approximately 1.4 million shares of Common Stock remained available for grant under the ESPP.  The following table summarizes ESPP activity for the years ended December 31, 2022, 2021 and 2020 (in thousands, except number of participants):

	2022	2021	2020

Approximate Number of Participants	1,969	2,036	2,063
Shares Purchased	201	316	377
Aggregate Purchase Price	$17,250	$17,224	$16,103

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Upon vesting of restricted stock, shares of Common Stock are released to the employee.  Upon vesting, restricted stock units are converted into shares of Common Stock and released to the employee.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $88 million, $89 million and $75 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table sets forth the restricted stock and restricted stock unit transactions for the years ended December 31, 2022, 2021 and 2020 (shares and units in thousands):

	2022		2021		2020
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	4,680	$69.37	4,742	$74.97	4,546	$90.16
Granted	1,637	113.21	1,422	81.50	1,488	38.10
Released (1)	(2,019)	81.76	(1,388)	101.00	(1,213)	85.92
Forfeited	(185)	68.89	(96)	68.26	(79)	86.52
Outstanding at December 31 (2)	4,113	80.77	4,680	69.37	4,742	74.97

(1)
(1)The total intrinsic value of restricted stock and restricted stock units released during the years ended December 31, 2022, 2021 and 2020 was $223 million, $110 million and $48 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
(2)
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at December 31, 2022, 2021 and 2020 was $533 million, $416 million and $236 million, respectively. The intrinsic value is based on the closing market price of the Common Stock on the last trading day of the year.

At December 31, 2022, unrecognized compensation expense related to restricted stock and restricted stock units totaled $285 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 1.8 years.

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

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $11 million, $15 million and $9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

  Weighted average fair values and valuation assumptions used to value Performance Units during the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020

Weighted Average Fair Value of Grants	$126.55	$95.16	$42.77
Expected Volatility	56.11%	53.80%	47.27%
Risk-Free Interest Rate	4.01%	0.59%	0.16%

Expected volatility is based on the term-matched historical volatility over the simulated term, which is calculated as the time between the grant date and the end of the performance period. The risk-free interest rate is derived from the Treasury Constant Maturities yield curve on the grant date.

The following table sets forth the Performance Unit transactions for the years ended December 31, 2022, 2021 and 2020 (units in thousands):

	2022			2021		2020
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	679		$84.97	613	$88.38	598	$103.91
Granted	122		126.55	222	95.16	172	42.77
Granted for Performance Multiple (1)	—		—	19	113.81	66	119.10
Released (2)	(57)		136.74	(175)	113.06	(223)	103.87
Forfeited for Performance Multiple (3)	(56)		136.74	—	—	—	—
Outstanding at December 31 (4)	688	(5)	83.82	679	84.97	613	88.38

(1)Upon completion of the performance period for the Performance Units granted in 2017 and 2016, a performance multiple of 125% and 150%, respectively, was applied to each of the grants resulting in additional grants of Performance Units in February 2021 and 2020.
(2)The total intrinsic value of Performance Units released during the years ended December 31, 2022, 2021 and 2020 was $7 million, $13 million and $13 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date Performance Units are released.
(3)Upon completion of the performance period for the Performance Units granted in 2018, a performance multiple of 50% was applied to the grants resulting in a forfeiture of Performance Units in February 2022.
(4)The total intrinsic value of Performance Units outstanding at December 31, 2022, 2021 and 2020 was $89 million, $60 million and $31 million, respectively. The intrinsic value is based on the closing market price of the Common Stock on the last trading day of the year.
(5)Upon the application of the relevant performance multiple at the completion of each of the remaining performance periods, a minimum of zero and a maximum of 1,376 Performance Units could be outstanding.

At December 31, 2022, unrecognized compensation expense related to Performance Units totaled $18 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.8 years.

Upon completion of the performance period for the Performance Units granted in September 2019, a performance multiple of 50% was applied to the grants resulting in a forfeiture of 86,076 Performance Units in February 2023.

Pension Plans.  EOG has a defined contribution pension plan in place for most of its employees in the United States.  EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions.  EOG's total costs recognized for the plan were $56 million, $52 million and $46 million for 2022, 2021 and 2020, respectively.

In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan.  These pension plans are available to most employees of the Trinidadian subsidiary. EOG's combined contributions to these plans were $1 million, for each of 2022, 2021 and 2020, respectively.

For the Trinidadian defined benefit pension plan, the benefit obligation, fair value of plan assets and (prepaid)/accrued benefit cost totaled $14 million, $15 million and $(0.5) million, respectively, at December 31, 2022, and $13 million, $14 million and $(0.1) million, respectively, at December 31, 2021.

Postretirement Health Care.  EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

8.  Commitments and Contingencies

Letters of Credit and Guarantees.  At December 31, 2022 and 2021, respectively, EOG had standby letters of credit and guarantees outstanding totaling approximately $776 million and $831 million, primarily representing guarantees of payment or performance obligations on behalf of subsidiaries. As of February 16, 2023, EOG had received no demands for payment under these guarantees.

Minimum Commitments. At December 31, 2022, total minimum commitments from purchase and service obligations and transportation and storage service commitments not qualifying as leases, based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars into United States dollars at December 31, 2022, were as follows (in millions):

Total Minimum Commitments

2023	$1,362
2024	1,149
2025	984
2026	791
2027	642
2028 and beyond	1,570
$6,498

Delivery Commitments. EOG sells crude oil and natural gas from its producing operations under a variety of contractual arrangements. At December 31, 2022, EOG was committed to deliver to multiple parties fixed quantities of crude oil of 7 million barrels (MMBbls) in 2023, 7 MMBbls in 2024 and 1 MMBbls in 2025. Additionally at December 31, 2022, EOG was committed to deliver to multiple parties fixed quantities of natural gas of 347 billion cubic feet (Bcf) in 2023, 321 Bcf in 2024, 277 Bcf in 2025, 297 Bcf in 2026, 293 Bcf in 2027 and 3,540 Bcf thereafter. All delivery commitments are expected to be sourced from future production of available reserves.

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

9.  Net Income (Loss) Per Share

The following table sets forth the computation of Net Income (Loss) Per Share for the years ended December 31, 2022, 2021 and 2020 (in millions, except per share data):

	2022	2021	2020
Numerator for Basic and Diluted Earnings per Share -
Net Income (Loss)	$7,759	$4,664	$(605)
Denominator for Basic Earnings per Share -
Weighted Average Shares	583	581	579
Potential Dilutive Common Shares -
Stock Options/SARs	2	—	—
Restricted Stock/Units and Performance Units	2	3	—
Denominator for Diluted Earnings per Share -
Adjusted Diluted Weighted Average Shares	587	584	579
Net Income (Loss) Per Share
Basic	$13.31	$8.03	$(1.04)
Diluted	$13.22	$7.99	$(1.04)

The diluted earnings per share calculation excludes stock option, SAR, restricted stock, restricted stock unit, Performance Unit and ESPP grants that were anti-dilutive.  Shares underlying the excluded stock option, SAR and ESPP grants were 1 million, 6 million and 10 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2020, 5 million shares underlying grants of restricted stock, restricted stock units and Performance Units were excluded.

10.  Supplemental Cash Flow Information

Net cash paid for (received from) interest and income taxes was as follows for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020

Interest, Net of Capitalized Interest	$173	$185	$205
Income Taxes, Net of Refunds Received	$2,475	$1,114	$(206)

EOG's accrued capital expenditures at December 31, 2022, 2021 and 2020 were $713 million, $592 million and $414 million, respectively.

Non-cash investing activities for the year ended December 31, 2022, included additions of $153 million to EOG's oil and gas properties as a result of property exchanges.

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

Cash paid for leases for the years ended December 31, 2022, 2021 and 2020, is disclosed in Note 18.

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

Financial information by reportable segment is presented below as of and for the years ended December 31, 2022, 2021 and 2020 (in millions):

	United States	Trinidad	Other International (1)	Total
2022
Crude Oil and Condensate	$16,349	$18	$—	$16,367
Natural Gas Liquids	2,648	—	—	2,648
Natural Gas	3,489	292	—	3,781
Losses on Mark-to-Market Financial Commodity Derivative Contracts, Net	(3,982)	—	—	(3,982)
Gathering, Processing and Marketing	6,695	1	—	6,696
Gains (Losses) on Asset Dispositions, Net	77	(4)	1	74
Other, Net	118	—	—	118
Operating Revenues and Other (2)	25,394	307	1	25,702
Depreciation, Depletion and Amortization	3,469	73	—	3,542
Operating Income (Loss) (3)	9,880	122	(36)	9,966
Interest Income	81	2	2	85
Other Income (Expense)	(17)	46	—	29
Net Interest Expense	179	—	—	179
Income (Loss) Before Income Taxes	9,765	170	(34)	9,901
Income Tax Provision	2,106	35	1	2,142
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	4,599	122	6	4,727
Total Property, Plant and Equipment, Net	29,109	307	13	29,429
Total Assets	40,349	879	143	41,371

2021
Crude Oil and Condensate	$11,094	$31	$—	$11,125
Natural Gas Liquids	1,812	—	—	1,812
Natural Gas	2,156	270	18	2,444
Losses on Mark-to-Market Financial Commodity Derivative Contracts, Net	(1,152)	—	—	(1,152)
Gathering, Processing and Marketing	4,287	1	—	4,288
Gains (Losses) on Asset Dispositions, Net	(40)	(2)	59	17
Other, Net	108	—	—	108
Operating Revenues and Other (4)	18,265	300	77	18,642
Depreciation, Depletion and Amortization	3,558	87	6	3,651
Operating Income (Loss) (5)	6,013	151	(62)	6,102
Interest Income	3	—	—	3
Other Income (Expense)	(14)	8	12	6
Net Interest Expense	178	—	—	178
Income (Loss) Before Income Taxes	5,824	159	(50)	5,933
Income Tax Provision (Benefit)	1,247	66	(44)	1,269
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	3,557	55	5	3,617
Total Property, Plant and Equipment, Net	28,213	204	9	28,426
Total Assets	37,436	637	163	38,236

	United States	Trinidad	Other International (1)	Total
2020
Crude Oil and Condensate	$5,774	$11	$1	$5,786
Natural Gas Liquids	668	—	—	668
Natural Gas	614	169	54	837
Gains on Mark-to-Market Financial Commodity Derivative Contracts, Net	1,145	—	—	1,145
Gathering, Processing and Marketing	2,581	2	—	2,583
Losses on Asset Dispositions, Net	(47)	—	—	(47)
Other, Net	60	—	—	60
Operating Revenues and Other (6)	10,795	182	55	11,032
Depreciation, Depletion and Amortization	3,324	60	16	3,400
Operating Income (Loss) (7)	(546)	75	(73)	(544)
Interest Income	11	1	—	12
Other Expense	—	(2)	—	(2)
Net Interest Expense	205	—	—	205
Income (Loss) Before Income Taxes	(740)	74	(73)	(739)
Income Tax Provision (Benefit)	(157)	15	8	(134)

(1)Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.
(2)EOG had sales activity with three significant purchasers in 2022, one totaling $3.3 billion, another totaling $3.1 billion and a third totaling $3.0 billion of consolidated Operating Revenues and Other in the United States segment.
(3)EOG recorded pretax impairment charges of $15 million in 2022 for proved oil and gas properties and firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada, in the Other International segment. See Note 14.
(4)EOG had sales activity with two significant purchasers in 2021, one totaling $2.7 billion and the other totaling $2.6 billion of consolidated Operating Revenues and Other in the United States segment.
(5)EOG recorded pretax impairment charges of $45 million and dry hole costs of $42 million in 2021 in the Other International segment related to its decision in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman. In addition, EOG recorded net gains of asset dispositions of $58 million in 2021 in the Other International segment during the second quarter of 2021 due to the sale of its China operations. See Notes 14 and 17, respectively.
(6)EOG had sales activity with three significant purchasers in 2020, each totaling $1.1 billion of consolidated Operating Revenues and Other in the United States segment.
(7)EOG recorded pretax impairment charges of $1,570 million in 2020 for proved oil and gas properties, leasehold costs and other assets due to the decline in commodity prices and revisions of asset retirement obligations for certain properties in the United States segment. In addition, EOG recorded pretax impairment charges of $228 million in 2020 for owned and leased sand and crude-by-rail assets, also in the United States segment. EOG recorded pretax impairment charges of $81 million in 2020 for proved oil and gas properties and firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada, in the Other International segment. See Notes 13 and 14.

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

During 2022, 2021 and 2020, EOG elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounted for these financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts, net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).  The related cash flow impact is reflected in Cash Flows from Operating Activities.  During 2022, 2021 and 2020, EOG recognized net gains (losses) on the mark-to-market of financial commodity derivative contracts of $(3,982) million, $(1,152) million and $1,145 million, respectively, which included cash received from (payments for) settlements of crude oil, NGLs and natural gas financial derivative contracts of $(3,501) million, $(638) million and $1,071 million, respectively.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the year ended December 31, 2022 (closed) and remaining for 2023 and thereafter, as of December 31, 2022. Crude oil and NGLs volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2022 (closed)	NYMEX WTI	140	$65.58	—	$—
April - June 2022 (closed)	NYMEX WTI	140	65.62	—	—
July - September 2022 (closed)	NYMEX WTI	140	65.59	—	—
October - December 2022 (closed) (1)	NYMEX WTI	53	66.11	—	—
October - December 2022 (closed)	NYMEX WTI	87	65.41	87	88.85
January - March 2023 (closed) (1) (2)	NYMEX WTI	55	67.96	—	—
January - March 2023	NYMEX WTI	95	67.90	6	102.26
April - May 2023 (closed) (1)	NYMEX WTI	29	68.28	—	—
April - May 2023	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed) (1)	NYMEX WTI	118	67.77	—	—
June 2023	NYMEX WTI	2	69.10	2	98.15
July - September 2023 (closed) (1)	NYMEX WTI	100	70.15	—	—
October - December 2023 (closed) (1)	NYMEX WTI	69	69.41	—	—
_________________
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

Crude Oil Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price Differential ($/Bbl)

January - December 2022 (closed)	NYMEX WTI Roll Differential (1)	125	$0.15

(1)    This settlement index is used to fix the differential in pricing between the NYMEX calendar month average and the physical crude oil delivery month.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - September 2022 (closed)	NYMEX Henry Hub	725	$3.57
October - December 2022 (closed) (1)	NYMEX Henry Hub	425	3.05
October - December 2022 (closed)	NYMEX Henry Hub	300	4.32
January - December 2023 (closed) (1)	NYMEX Henry Hub	425	3.05
January 2023 (closed)	NYMEX Henry Hub	300	3.36
February - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07
_________________
(1)    In the second quarter of 2022, EOG executed the early termination provision granting EOG the right to terminate certain of its October 2022 - December 2023 natural gas financial price swap contracts which were open at that time. EOG paid net cash of $735 million for the settlement of these contracts.

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - December 2022 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	210	$0.01
January - December 2023	NYMEX Henry Hub HSC Differential	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at December 31, 2022 and 2021, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at December 31,
Description	Location on Balance Sheet	2022	2021
Asset Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Noncurrent portion	Other Assets	$—	$6
Liability Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$169	$269
Noncurrent Portion	Other Liabilities (2)	371	37

(1)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $287 million, partially offset by gross assets of $26 million and collateral posted with counterparties of $92 million, at December 31, 2022.
(2)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $606 million, partially offset by gross assets of $3 million and collateral posted with counterparties of $232 million, at December 31, 2022.

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

At December 31, 2022, EOG's net accounts receivable balance related to United States hydrocarbon sales included one receivable balance which accounted for more than 10% of the total balance.  The receivable was due from a petroleum refinery company.  The related amount was collected during early 2023.  At December 31, 2021, EOG's net accounts receivable balance related to United States hydrocarbon sales included three receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from three petroleum refinery companies.  The related amounts were collected during early 2022.

In 2022 and 2021, all natural gas from EOG's Trinidad operations was sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary. In 2022 and 2021, all crude oil and condensate from EOG's Trinidad operations was sold to Heritage Petroleum Company Limited. Through May 2021, all natural gas from EOG's China operations was sold to Petrochina Company Limited.

All of EOG's financial derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that (i) require EOG, if it is the party in a net liability position, to post collateral with the counterparty when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings or (ii) require the counterparty, if it is in a net liability position, to post collateral with EOG when the amount of the net liability exceeds the threshold level specified for the counterparty's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding financial derivatives under the ISDA to be settled immediately.  See Note 13 for the aggregate fair value of all financial derivative instruments that were in a net liability position at December 31, 2022 and 2021.  EOG had $324 million and $140 million of collateral posted at December 31, 2022 and 2021, respectively, and had no collateral held at December 31, 2022 and 2021.

Substantially all of EOG's accounts receivable at December 31, 2022 and 2021 resulted from hydrocarbon sales and/or joint interest billings to third-party companies, including foreign state-owned entities in the oil and gas industry.  This concentration of customers and joint interest owners may impact EOG's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions.  In determining whether or not to require collateral or other credit enhancements from a customer, EOG typically analyzes the entity's net worth, cash flows, earnings and credit ratings.  Receivables are generally not collateralized.  During the three-year period ended December 31, 2022, credit losses incurred on receivables by EOG have been immaterial.

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

Recurring Fair Value Measurements. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at December 31, 2022 and 2021 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2022
Financial Assets:
Natural Gas Basis Swaps	$—	$29	$—	$29
Financial Liabilities:
Natural Gas Swaps	—	703	—	703
Crude Oil Swaps	—	190	—	190

At December 31, 2021
Financial Assets:
Natural Gas Swaps	$—	$29	$—	$29
Natural Gas Basis Swaps	—	2	—	2
Crude Oil Swaps	—	15	—	15
Financial Liabilities:
Crude Oil Roll Differential Swaps	—	24	—	24
Natural Gas Swaps	—	121	—	121
Crude Oil Swaps	—	340	—	340
Natural Gas Basis Swaps	—	1	—	1

See Note 12 for the balance sheet amounts and classification of EOG's financial derivative instruments at December 31, 2022 and 2021.

The estimated fair value of crude oil, NGLs and natural gas financial derivative contracts (including options/collars) was based upon forward commodity price curves based on quoted market prices.  Financial commodity derivative contracts were valued by utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

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

During 2022, proved oil and gas properties with a carrying amount of $146 million were written down to their fair value of $26 million, resulting in pretax impairment charges of $120 million.

During 2021, proved oil and gas properties with a carrying amount of $27 million were written down to their fair value of $7 million, resulting in pretax impairment charges of $20 million

During 2020, due to the decline in commodity prices and revisions of asset retirement obligations for certain properties, proved oil and gas properties with a carrying amount of $1,587 million were written down to their fair value of $319 million, resulting in pretax impairment charges of $1,268 million. In addition, EOG recorded pretax impairment charges in 2020 of $72 million for a commodity price-related write-down of other assets.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 10.

Fair Value of Debt. At both December 31, 2022 and 2021, EOG had outstanding $4,890 million aggregate principal amount of senior notes, which had estimated fair values of approximately $4,740 million and $5,577 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at year-end.

14.  Impairment Expense

Impairment expense was as follows for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020

Proved properties (1)	$120	$20	$1,268
Unproved properties (2)	206	310	472
Other assets (3)	29	28	300
Inventories	25	13	—
Firm commitment contracts (4)	2	5	60
Total	$382	$376	$2,100

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
(3)    Includes impairment charges for owned and leased sand and crude-by-rail assets of $228 million in 2020 (see Note 18) and a commodity price-related write-down of other assets of $72 million in 2020 (see Note 13).
(4)    Includes impairment charges of $60 million in 2020 for firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada.

15.  Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2022 and 2021 (in millions):

	2022	2021

Carrying Amount at Beginning of Period	$1,231	$1,217
Liabilities Incurred	100	81
Liabilities Settled (1)	(215)	(131)
Accretion	43	44
Revisions	173	20
Foreign Currency Translations	(4)	—
Carrying Amount at End of Period	$1,328	$1,231

Current Portion	$38	$43
Noncurrent Portion	$1,290	$1,188

(1)    Includes settlements related to asset sales and property exchanges.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

16.  Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the years ended December 31, 2022, 2021 and 2020 are presented below (in millions):

	2022	2021	2020

Balance at January 1	$7	$29	$26
Additions Pending the Determination of Proved Reserves	135	73	108
Reclassifications to Proved Properties	(88)	(41)	(81)
Costs Charged to Expense (1)	(39)	(54)	(24)
Balance at December 31	$15	$7	$29

(1)    Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

	2022	2021	2020

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$15	$7	$26
Capitalized exploratory well costs that have been capitalized for a period greater than one year (1)	—	—	3
Balance at December 31	$15	$7	$29

Number of exploratory wells that have been capitalized for a period greater than one year	—	—	1

(1)    Consists of costs related to a project in the United States at December 31, 2020.

17.  Acquisitions and Divestitures

During 2022, EOG paid cash for property acquisitions of $393 million in the United States. Additionally during 2022, EOG recognized net gains on asset dispositions of $74 million and received proceeds of $349 million primarily due to the sale of certain legacy natural gas assets in the Rocky Mountain area, unproved leasehold in Texas and producing properties in the Mid-Continent area.

During 2021, EOG paid cash for property acquisitions of $95 million in the United States. Additionally during 2021, EOG recognized net gains on asset dispositions of $17 million and received proceeds of $231 million primarily due to the sale of the China assets and the disposition of the Northwest Shelf assets in New Mexico. Additionally, in the fourth quarter of 2021, EOG signed a purchase and sale agreement for the sale of primarily producing properties in the Rocky Mountain area. At December 31, 2021, the book value of these assets and their related asset retirement obligations were $99 million and $105 million, respectively.

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

18. Leases

Lease costs are classified by the function of the ROU asset. The lease costs related to exploration and development activities are initially included in the Oil and Gas Properties line on the Consolidated Balance Sheets and subsequently accounted for in accordance with the Extractive Industries - Oil and Gas Topic of the ASC. Variable lease cost represents costs incurred above the contractual minimum payments and other charges associated with leased equipment, primarily for drilling and fracturing contracts classified as operating leases. The components of lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	2022	2021	2020
Operating Lease Cost (1)	$282	$295	$393
Finance Lease Cost:
Amortization of Lease Assets	36	39	21
Interest on Lease Liabilities	6	7	4
Variable Lease Cost	71	63	91
Short-Term Lease Cost	425	257	194
Total Lease Cost	$820	$661	$703

(1)    Operating lease cost includes impairment expenses of $35 million in 2020.

The following table sets forth the amounts and classification of EOG's outstanding ROU assets and related lease liabilities at December 31, 2022 and 2021 and supplemental information for the years ended December 31, 2022 and 2021 (in millions, except lease terms and discount rates):

Description	Location on Balance Sheet	2022	2021
Assets
Operating Leases	Other Assets	$846	$743
Finance Leases	Property, Plant and Equipment, Net (1)	203	241
Total		$1,049	$984

Liabilities
Current
Operating Leases	Current Portion of Operating Lease Liabilities	$296	$240
Finance Leases	Current Portion of Long-Term Debt	33	37
Long-Term
Operating Leases	Other Liabilities	584	558
Finance Leases	Long-Term Debt	182	213
Total		$1,095	$1,048

(1)    Finance lease assets are recorded net of accumulated amortization of $157 million and $119 million at December 31, 2022 and 2021, respectively.

	2022	2021
Weighted Average Remaining Lease Term (in years):
Operating Leases	4.9	5.3
Finance Leases	6.5	7.0

Weighted Average Discount Rate:
Operating Leases	3.4%	3.0%
Finance Leases	2.6%	2.6%

Cash paid for leases for the years ended December 31, 2022, 2021 and 2020 was as follows (in millions):

	2022	2021	2020
Repayment of Operating Lease Liabilities Associated with Operating Activities	$199	$207	$223
Repayment of Operating Lease Liabilities Associated with Investing Activities	95	98	130
Repayment of Finance Lease Liabilities	35	37	19

Non-cash leasing activities for the year ended December 31, 2022, included the additions of $511 million of operating leases and no finance leases. Non-cash leasing activities for the year ended December 31, 2021, included the additions of $333 million of operating leases and $74 million of finance leases. Non-cash leasing activities for the year ended December 31, 2020, included the additions of $893 million of operating leases and $174 million of finance leases.

At December 31, 2022, the future minimum lease payments under non-cancellable leases were as follows (in millions):

	Operating Leases	Finance Leases
2023	$323	$37
2024	213	37
2025	106	36
2026	80	30
2027	70	30
2028 and Beyond	172	65
Total Lease Payments	964	235
Less: Discount to Present Value	84	20
Total Lease Liabilities	880	215
Less: Current Portion of Lease Liabilities	296	33
Long-Term Lease Liabilities	$584	$182

At December 31, 2022, EOG had additional minimum lease payments of $622 million, which are expected to commence in 2023 with lease terms of one to fifteen years.

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

Oil and Gas Reserves.  Users of this information should be aware that the process of estimating quantities of "proved," "proved developed" and "proved undeveloped" crude oil, natural gas liquids (NGLs) and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity; evolving production history; crude oil and condensate, NGLs and natural gas prices; and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion or recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undeveloped undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs were recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe.  Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded.  EOG has formulated development plans for all drilling locations associated with its PUDs at December 31, 2022.  Under these plans, each location will be drilled within five years from the date the associated PUDs were recorded.  Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

In making estimates of PUDs, EOG's technical staff, including engineers and geoscientists, perform detailed technical analysis of each potential drilling location within its inventory of prospects.  In making a determination as to which of these locations would penetrate undrilled portions of the formation that can be judged, with reasonable certainty, to be continuous and contain economically producible crude oil, NGLs and natural gas, studies are conducted using numerous data elements and analysis techniques.  EOG's technical staff estimates the hydrocarbons in place by mapping the entirety of the play in question using seismic techniques, typically employing two-dimensional and three-dimensional data.  This analysis is integrated with other static data, including, but not limited to, core analysis, mechanical properties of the formation, thermal maturity indicators, and well logs of existing penetrations.  Highly specialized equipment is utilized to prepare rock samples in assessing microstructures which contribute to porosity and permeability.

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

Estimates of proved reserves at December 31, 2022, 2021 and 2020 were based on studies performed by the engineering staff of EOG.  The Engineering and Acquisitions Department is directly responsible for EOG's reserve evaluation process and consists of 16 professionals, all of whom hold, at a minimum, bachelor's degrees in engineering, and three of whom are Registered Professional Engineers.  The Vice President, Engineering and Acquisitions is the manager of this department and is the primary technical person responsible for this process.  The Vice President, Engineering and Acquisitions holds a Bachelor of Science degree in Petroleum Engineering, has 36 years of experience in reserve evaluations and is a Registered Professional Engineer.

EOG's reserves estimation process is a collaborative effort coordinated by the Engineering and Acquisitions Department in compliance with EOG's internal controls for such process.  Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including crude oil, NGLs and natural gas prices, production costs, transportation costs, processing and applicable fractionation costs, future capital expenditures and EOG's net ownership percentages, are obtained from other departments within EOG.  EOG's Internal Audit Department conducts testing with respect to such non-technical inputs.  Additionally, EOG engages DeGolyer and MacNaughton (D&M), independent petroleum consultants, to perform independent reserves evaluation of select EOG properties comprising not less than 75% of EOG's estimates of proved reserves.  EOG's Board of Directors requires that D&M's and EOG's reserve quantities for the properties evaluated by D&M vary by no more than 5% in the aggregate.  Once completed, EOG's year-end reserves are presented to senior management, including the Chairman of the Board and Chief Executive Officer; the President and Chief Operating Officer; the Executive Vice Presidents, Exploration and Production; and the Executive Vice President and Chief Financial Officer, for approval.

Opinions by D&M for the years ended December 31, 2022, 2021 and 2020 covered producing areas containing 80%, 78% and 83%, respectively, of proved reserves of EOG on a net-equivalent-barrel-of-oil basis.  D&M's opinions indicate that the estimates of proved reserves prepared by EOG's Engineering and Acquisitions Department for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M.  Specifically, such estimates by D&M in the aggregate varied by not more than 5% from those prepared by the Engineering and Acquisitions Department of EOG.  All reports by D&M were developed utilizing geological and engineering data provided by EOG.  The report of D&M dated February 1, 2023, which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M's technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

No major discovery or other favorable or adverse event subsequent to December 31, 2022, is believed to have caused a material change in the estimates of net proved reserves as of that date.

The following tables set forth EOG's net proved reserves at December 31 for each of the four years in the period ended December 31, 2022, and the changes in the net proved reserves for each of the three years in the period ended December 31, 2022, as estimated by the Engineering and Acquisitions Department of EOG:

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET PROVED RESERVE SUMMARY

	United States	Trinidad	Other International (1)	Total
NET PROVED RESERVES

Crude Oil (MMBbl) (2)
Net proved reserves at December 31, 2019	1,694	—	—	1,694
Revisions of previous estimates	(225)	—	—	(225)
Purchases in place	2	—	—	2
Extensions, discoveries and other additions	194	1	—	195
Sales in place	(3)	—	—	(3)
Production	(149)	—	—	(149)
Net proved reserves at December 31, 2020	1,513	1	—	1,514
Revisions of previous estimates	(116)	—	—	(116)
Purchases in place	2	—	—	2
Extensions, discoveries and other additions	311	1	—	312
Sales in place	(2)	—	—	(2)
Production	(162)	—	—	(162)
Net proved reserves at December 31, 2021	1,546	2	—	1,548
Revisions of previous estimates	120	—	—	120
Purchases in place	7	—	—	7
Extensions, discoveries and other additions	175	—	—	175
Sales in place	(21)	—	—	(21)
Production	(168)	—	—	(168)
Net proved reserves at December 31, 2022	1,659	2	—	1,661

Natural Gas Liquids (MMBbl) (2)
Net proved reserves at December 31, 2019	740	—	—	740
Revisions of previous estimates	(60)	—	—	(60)
Purchases in place	4	—	—	4
Extensions, discoveries and other additions	180	—	—	180
Sales in place	(1)	—	—	(1)
Production	(50)	—	—	(50)
Net proved reserves at December 31, 2020	813	—	—	813
Revisions of previous estimates	(128)	—	—	(128)
Purchases in place	3	—	—	3
Extensions, discoveries and other additions	194	—	—	194
Sales in place	—	—	—	—
Production	(53)	—	—	(53)
Net proved reserves at December 31, 2021	829	—	—	829
Revisions of previous estimates	258	—	—	258
Purchases in place	4	—	—	4
Extensions, discoveries and other additions	140	—	—	140
Sales in place	(14)	—	—	(14)
Production	(72)	—	—	(72)
Net proved reserves at December 31, 2022	1,145	—	—	1,145

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
Natural Gas (Bcf) (3)
Net proved reserves at December 31, 2019	5,035	276	59	5,370
Revisions of previous estimates	(498)	5	1	(492)
Purchases in place	26	—	—	26
Extensions, discoveries and other additions	1,078	54	—	1,132
Sales in place	(157)	—	—	(157)
Production	(441)	(66)	(12)	(519)
Net proved reserves at December 31, 2020	5,043	269	48	5,360
Revisions of previous estimates	754	26	3	783
Purchases in place	23	—	—	23
Extensions, discoveries and other additions	2,574	100	—	2,674
Sales in place	(4)	—	(48)	(52)
Production	(483)	(80)	(3)	(566)
Net proved reserves at December 31, 2021	7,907	315	—	8,222
Revisions of previous estimates	(271)	18	—	(253)
Purchases in place	32	—	—	32
Extensions, discoveries and other additions	1,414	51	—	1,465
Sales in place	(316)	—	—	(316)
Production	(493)	(66)	—	(559)
Net proved reserves at December 31, 2022	8,273	318	—	8,591

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total

Oil Equivalents (MMBoe) (2)
Net proved reserves at December 31, 2019	3,273	46	10	3,329
Revisions of previous estimates (4)	(368)	1	—	(367)
Purchases in place	10	—	—	10
Extensions, discoveries and other additions (5)	554	10	—	564
Sales in place	(31)	—	—	(31)
Production	(272)	(11)	(2)	(285)
Net proved reserves at December 31, 2020	3,166	46	8	3,220
Revisions of previous estimates (4)	(118)	4	—	(114)
Purchases in place	9	—	—	9
Extensions, discoveries and other additions (6)	934	18	—	952
Sales in place	(3)	—	(8)	(11)
Production	(295)	(14)	—	(309)
Net proved reserves at December 31, 2021	3,693	54	—	3,747
Revisions of previous estimates (4)	333	3	—	336
Purchases in place	16	—	—	16
Extensions, discoveries and other additions (7)	551	9	—	560
Sales in place	(88)	—	—	(88)
Production	(322)	(11)	—	(333)
Net proved reserves at December 31, 2022	4,183	55	—	4,238

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
(3)Billion cubic feet.
(4)See "Reconciliation of Revisions of Previous Estimates" below for additional discussion.
(5)Change in net proved reserves for the year ended December 31, 2020, attributable to extensions, discoveries and other additions was 108 MMBoe greater than the corresponding change in PUDs for such year. Such difference represents new proved developed reserves attributable to wells drilled during 2020, primarily in the Permian Basin, that did not have any associated PUDs recorded at the beginning of 2020. The reserves added as new PUDs for the year ended December 31, 2020, attributable to extensions and discoveries were 456 MMBoe and were primarily in the Permian Basin. See "Net Proved Undeveloped Reserves" below.
(6)Change in net proved reserves for the year ended December 31, 2021, attributable to extensions, discoveries and other additions was 173 MMBoe greater than the corresponding change in PUDs for such year. Such difference represents new proved developed reserves attributable to wells drilled during 2021, primarily in the Permian Basin, that did not have any associated PUDs recorded at the beginning of 2021. The reserves added as new PUDs for the year ended December 31, 2021, attributable to extensions and discoveries were 779 MMBoe and were primarily in the Permian Basin. See "Net Proved Undeveloped Reserves" below.
(7)Change in net proved reserves for the year ended December 31, 2022, attributable to extensions, discoveries and other additions was 150 MMBoe greater than the corresponding change in PUDs for such year. Such difference represents new proved developed reserves attributable to wells drilled during 2022, primarily in the Permian Basin and Gulf Coast Basin, that did not have any associated PUDs recorded at the beginning of 2022. The reserves added as new PUDs for the year ended December 31, 2022, attributable to extensions and discoveries were 410 MMBoe and were primarily in the Permian Basin. See "Net Proved Undeveloped Reserves" below.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2022, EOG added 560 million barrels of oil equivalent (MMBoe) of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin and Gulf Coast Basin.  Approximately 56% of the 2022 reserve additions were crude oil and condensate and NGLs, and substantially all were in the United States.  Sales in place of 88 MMBoe were primarily related to the sale of assets in the Rocky Mountain area and the Anadarko Basin and the sale or exchange of other producing assets. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. Purchases in place of 16 MMBoe were primarily related to the Permian Basin and the purchase or exchange of other producing assets.

During 2021, EOG added 952 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin. Approximately 53% of the 2021 reserve additions were crude oil and condensate and NGLs, and substantially all were in the United States. Sales in place of 11 MMBoe were primarily related to the sale of the China assets and the sale or exchange of other producing assets. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. Purchases in place of 9 MMBoe were primarily related to the Permian Basin and the purchase or exchange of other producing assets.

During 2020, EOG added 564 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin. Approximately 67% of the 2020 reserve additions were crude oil and condensate and NGLs, and substantially all were in the United States. Sales in place of 31 MMBoe were primarily related to the sale of the Marcellus Shale assets and the sale or exchange of other producing assets. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. Purchases in place of 10 MMBoe were primarily related to the Permian Basin and the purchase or exchange of other producing assets.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
NET PROVED DEVELOPED RESERVES
Crude Oil (MMBbl)
December 31, 2019	801	—	—	801
December 31, 2020	792	1	—	793
December 31, 2021	886	—	—	886
December 31, 2022	948	—		948
Natural Gas Liquids (MMBbl)
December 31, 2019	387	—	—	387
December 31, 2020	392	—	—	392
December 31, 2021	416	—	—	416
December 31, 2022	561	—	—	561
Natural Gas (Bcf)
December 31, 2019	2,974	178	42	3,194
December 31, 2020	2,586	171	32	2,789
December 31, 2021	3,743	131	—	3,874
December 31, 2022	3,920	137	—	4,057
Oil Equivalents (MMBoe)
December 31, 2019	1,684	30	7	1,721
December 31, 2020	1,614	30	5	1,649
December 31, 2021	1,926	22	—	1,948
December 31, 2022	2,162	23	—	2,185
NET PROVED UNDEVELOPED RESERVES
Crude Oil (MMBbl)
December 31, 2019	893	—	—	893
December 31, 2020	721	—	—	721
December 31, 2021	660	2	—	662
December 31, 2022	711	2	—	713
Natural Gas Liquids (MMBbl)
December 31, 2019	353	—	—	353
December 31, 2020	421	—	—	421
December 31, 2021	413	—	—	413
December 31, 2022	584	—	—	584
Natural Gas (Bcf)
December 31, 2019	2,061	98	17	2,176
December 31, 2020	2,457	98	16	2,571
December 31, 2021	4,164	184	—	4,348
December 31, 2022	4,353	181	—	4,534
Oil Equivalents (MMBoe)
December 31, 2019	1,589	16	3	1,608
December 31, 2020	1,552	16	3	1,571
December 31, 2021	1,767	32	—	1,799
December 31, 2022	2,021	32	—	2,053

(1)Other International includes EOG's China and Canada operations. The China operations were sold in the second quarter of 2021.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Proved Undeveloped Reserves. The following table presents the changes in EOG's total PUDs during 2022, 2021 and 2020 (in MMBoe):

	2022	2021	2020

Balance at January 1	1,799	1,571	1,608
Extensions and Discoveries (1)	410	779	456
Revisions (2)	141	(305)	(277)
Acquisition of Reserves	10	—	—
Sale of Reserves	(14)	(3)	(4)
Conversion to Proved Developed Reserves	(293)	(243)	(212)
Balance at December 31	2,053	1,799	1,571

(1)See "Net Proved Reserves" table and accompanying notes above for additional discussion regarding changes in reserves attributable to extensions, discoveries and other additions.
(2)See "Reconciliation of Revisions of Previous Estimates" below for additional discussion.

For the twelve-month period ended December 31, 2022, total PUDs increased by 254 MMBoe to 2,053 MMBoe.  EOG added approximately 25 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs (see discussion of technology employed on pages F-38 and F-39 of this Annual Report on Form 10-K), EOG added 385 MMBoe of PUDs.  The PUD additions were primarily in the Permian Basin and 57% of the additions were crude oil and condensate and NGLs.  During 2022, EOG drilled and transferred 293 MMBoe of PUDs to proved developed reserves at a total capital cost of $2,286 million. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. All PUDs, including drilled but uncompleted wells (DUCs), are scheduled for completion within five years of the original reserve booking.

For the twelve-month period ended December 31, 2021, total PUDs increased by 228 MMBoe to 1,799 MMBoe.  EOG added approximately 40 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 739 MMBoe of PUDs.  The PUD additions were primarily in the Permian Basin and 52% of the additions were crude oil and condensate and NGLs.  During 2021, EOG drilled and transferred 243 MMBoe of PUDs to proved developed reserves at a total capital cost of $1,619 million. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. All PUDs, including drilled but uncompleted wells (DUCs), are scheduled for completion within five years of the original reserve booking.

For the twelve-month period ended December 31, 2020, total PUDs decreased by 37 MMBoe to 1,571 MMBoe.  EOG added approximately 7 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 449 MMBoe of PUDs.  The PUD additions were primarily in the Permian Basin and 67% of the additions were crude oil and condensate and NGLs.  During 2020, EOG drilled and transferred 212 MMBoe of PUDs to proved developed reserves at a total capital cost of $1,674 million. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. The primary areas affected were the Eagle Ford play and the Rocky Mountain area.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of Revisions of Previous Estimates. As an initial step in determining the revisions to be made to EOG's net proved reserves estimates for the prior year-end, EOG's technical staff reviews its updated drilling and development plan. As discussed above, if under such plan an undeveloped drilling location for which PUD reserves were previously recorded will not be drilled within five years from the date that the PUD reserves were recorded, such PUD reserves are removed from EOG's estimates of net proved reserves. To the extent EOG's updated drilling and development plan includes new proved locations, the proved reserves associated with such locations are incorporated into EOG's estimates of net proved reserves.

Pursuant to such process, EOG's technical staff included a net positive revision of 79 MMBoe of PUD reserves to its net proved reserves for the year ended December 31, 2022 and a negative revision of 250 MMBoe and 294 MMBoe of PUD reserves from its net proved reserves for the years ended December 31, 2021 and 2020, respectively.

EOG's technical staff then evaluates the following six inter-related factors (in the order indicated below) in respect of the net proved reserves associated with each of its well locations:

•crude oil, NGLs and natural gas prices;
•EOG's well performance forecasts;
•marketing-related changes (i.e., relating to the sale of EOG's production);
•changes in EOG's ownership interests (in its well locations);
•operating expenses, including lease operating expenses, transportation costs and gathering and processing costs (collectively, Opex) and changes therein; and
•investments in future wells and/or recompletions and changes therein.

EOG's evaluation of such inter-related factors resulted in the following revisions to its net proved reserves and net PUD reserves for the years ended December 31, 2022, 2021 and 2020.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2022

Review of Updated Plan		Revision to Net Proved Reserves (MMBoe)		Revision to Net PUD Reserves (MMBoe)	Explanation
Revision related to addition of PUD reserves pursuant to review of updated drilling and development plan		79		79	See above related discussion.
Evaluation of Inter-Related Factors
Prices for crude oil, NGLs and natural gas	11		2		Upward revisions attributable to an increase in the average prices used in EOG's year-end 2022 reserves estimates as compared to the average prices used in EOG's year-end 2021 reserves estimates.
Well performance forecasts	104		(9)		Revisions attributable to EOG's forecasted changes in well performance in certain locations.
Marketing-related changes (e.g., ethane recovery elections) relating to the sale of production	151		68		Upward revisions attributable to EOG's "ethane recovery" elections during 2022 - that is, EOG's elections to increase receipt of ethane (an NGL) from the natural gas stream and reduce the total volume of residue natural gas at the tailgate of the processing plant. The additional NGL reserves attributable to such elections outweigh the lower natural gas reserves.
Ownership interest changes	(2)		1		Revisions attributable to ownership interest changes.
Changes in Opex	(7)		0		Downward revision attributable to increased Opex, resulting in a decrease in reserves that are economically producible.
Net Revisions Attributable to Inter-Related Factors		257		62
Total Revisions		336		141

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2021

Review of Updated Plan		Revision to Net Proved Reserves (MMBoe)		Revision to Net PUD Reserves (MMBoe)	Explanation
Revision related to removal of PUD reserves pursuant to review of updated drilling and development plan		(250)		(250)	See above related discussion.
Evaluation of Inter-Related Factors
Prices for crude oil, NGLs and natural gas	194		29		Upward revisions attributable to an increase in the average prices used in EOG's year-end 2021 reserves estimates as compared to the average prices used in EOG's year-end 2020 reserves estimates.
Well performance forecasts	(13)		(51)		Downward revisions attributable to EOG's forecasted decrease in well performance in certain locations.
Marketing-related changes (e.g., ethane rejection elections) relating to the sale of production	(69)		(38)		Downward revisions attributable to EOG's "ethane rejection" elections during 2021 - that is, EOG's elections to reduce receipt of ethane (an NGL) from the natural gas stream and instead receive residue natural gas (that includes ethane) at the tailgate of the processing plant. The additional natural gas reserves attributable to such elections are outweighed by lower NGLs reserves.
Ownership interest changes	8		0		Upward revision attributable to ownership interest changes.
Changes in Opex	16		5		Upward revisions attributable to improved/lower Opex, resulting in an increase in reserves that are economically producible.
Net Revisions Attributable to Inter-Related Factors		136		(55)
Total Revisions		(114)		(305)

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2020

Review of Updated Plan		Revision to Net Proved Reserves (MMBoe)		Revision to Net PUD Reserves (MMBoe)	Explanation
Revision related to removal of PUD reserves pursuant to review of updated drilling and development plan		(294)		(294)	See above related discussion.
Evaluation of Inter-Related Factors
Prices for crude oil, NGLs and natural gas	(278)		(77)		Downward revisions attributable to a decrease in the average prices used in EOG's year-end 2020 reserves estimates as compared to the average prices used in EOG's year-end 2019 reserves estimates.
Well performance forecasts	26		11		Upward revisions attributable to EOG's forecasted increase in well performance in certain locations.
Ownership interest changes	41		25		Upward revisions attributable to ownership interest changes.
Changes in Opex	93		28		Upward revisions attributable to improved/lower Opex, resulting in an increase in reserves that are economically producible.
Investment Changes	45		30		Changes in future investments in wells and/or recompletions.
Net Revisions Attributable to Inter-Related Factors		(73)		17
Total Revisions		(367)		(277)

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized Costs Relating to Oil and Gas Producing Activities.  The following table sets forth the capitalized costs relating to EOG's crude oil, NGLs and natural gas producing activities at December 31, 2022 and 2021 (in millions):

	2022	2021

Proved properties	$64,657	$64,876
Unproved properties	2,665	2,768
Total	67,322	67,644
Accumulated depreciation, depletion and amortization	(40,791)	(41,907)
Net capitalized costs	$26,531	$25,737

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth costs incurred related to EOG's oil and gas activities for the years ended December 31, 2022, 2021 and 2020 (in millions):

	United States	Trinidad	Other International (1)	Total
2022
Acquisition Costs of Properties
Unproved (2)	$186	$—	$—	$186
Proved (3)	419	—	—	419
Subtotal	605	—	—	605
Exploration Costs	263	84	17	364
Development Costs (4)	4,106	145	9	4,260
Total	$4,974	$229	$26	$5,229
2021
Acquisition Costs of Properties
Unproved (5)	$207	$—	$8	$215
Proved (6)	100	—	—	100
Subtotal	307	—	8	315
Exploration Costs	296	7	51	354
Development Costs (7)	3,206	77	17	3,300
Total	$3,809	$84	$76	$3,969
2020
Acquisition Costs of Properties
Unproved (8)	$265	$—	$—	$265
Proved (9)	97	—	38	135
Subtotal	362	—	38	400
Exploration Costs	203	81	12	296
Development Costs (10)	2,998	4	20	3,022
Total	$3,563	$85	$70	$3,718

(1)Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.
(2)Includes non-cash unproved leasehold acquisition costs of $127 million related to property exchanges.
(3)Includes non-cash proved property acquisition costs of $26 million related to property exchanges.
(4)Includes Asset Retirement Costs of $208 million, $81 million and $9 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.
(5)Includes non-cash unproved leasehold acquisition costs of $45 million related to property exchanges.
(6)Includes non-cash proved property acquisition costs of $5 million related to property exchanges.
(7)Includes Asset Retirement Costs of $86 million, $24 million and $17 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.
(8)Includes non-cash unproved leasehold acquisition costs of $197 million related to property exchanges.
(9)Includes non-cash proved property acquisition costs of $15 million related to property exchanges.
(10)Includes Asset Retirement Costs of $97 million and $20 million for the United States and Other International, respectively.  Excludes other property, plant and equipment.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Operations for Oil and Gas Producing Activities (1). The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2022, 2021 and 2020 (in millions):

	United States	Trinidad	Other International (2)	Total
2022
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$22,486	$310	$—	$22,796
Other	118	—	—	118
Total	22,604	310	—	22,914
Exploration Costs	145	4	10	159
Dry Hole Costs	22	21	2	45
Transportation Costs	966	—	—	966
Gathering and Processing Costs	621	—	—	621
Production Costs	2,833	41	2	2,876
Impairments	340	28	14	382
Depreciation, Depletion and Amortization	3,314	72	—	3,386
Income (Loss) Before Income Taxes	14,363	144	(28)	14,479
Income Tax Provision	3,129	60	(2)	3,187
Results of Operations	$11,234	$84	$(26)	$11,292
2021
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$15,062	$301	$18	$15,381
Other	108	—	—	108
Total	15,170	301	18	15,489
Exploration Costs	137	5	12	154
Dry Hole Costs	29	—	42	71
Transportation Costs	863	—	—	863
Gathering and Processing Costs	559	—	—	559
Production Costs	2,108	39	8	2,155
Impairments	312	3	61	376
Depreciation, Depletion and Amortization	3,411	87	6	3,504
Income (Loss) Before Income Taxes	7,751	167	(111)	7,807
Income Tax Provision	1,690	73	(1)	1,762
Results of Operations	$6,061	$94	$(110)	$6,045
2020
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$7,056	$180	$55	$7,291
Other	60	—	—	60
Total	7,116	180	55	7,351
Exploration Costs	136	2	8	146
Dry Hole Costs	13	—	—	13
Transportation Costs	734	1	—	735
Gathering and Processing Costs	459	—	—	459
Production Costs	1,480	27	10	1,517
Impairments	2,018	1	81	2,100
Depreciation, Depletion and Amortization	3,192	60	16	3,268
Income (Loss) Before Income Taxes	(916)	89	(60)	(887)
Income Tax Provision	(220)	24	3	(193)
Results of Operations	$(696)	$65	$(63)	$(694)

(1)Excludes gains or losses on the mark-to-market of financial commodity derivative contracts, gains or losses on sales of reserves and related assets, interest charges and general corporate expenses for each of the three years in the period ended December 31, 2022.
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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth production costs per barrel of oil equivalent, excluding severance/production and ad valorem taxes, for the years ended December 31, 2022, 2021 and 2020:

	United States	Trinidad	Other International (1)	Composite

Year Ended December 31, 2022	$4.02	$3.11	$—	$3.99
Year Ended December 31, 2021	$3.71	$2.32	$16.13	$3.67
Year Ended December 31, 2020	$3.75	$2.33	$6.78	$3.72

(1)    Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information has been developed utilizing procedures prescribed by the Extractive Industries - Oil and Gas Topic of the ASC and based on crude oil, NGL and natural gas reserves and production volumes estimated by the Engineering and Acquisitions Department of EOG.  The estimates were based on a 12-month average for commodity prices for the years 2022, 2021 and 2020.  The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating EOG or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of EOG.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the standardized measure of discounted future net cash flows from projected production of EOG's oil and gas reserves for the years ended December 31, 2022, 2021 and 2020 (in millions):

	United States	Trinidad	Other International (1)	Total
2022
Future cash inflows (2)	$259,217	$1,189	$—	$260,406
Future production costs	(58,021)	(248)	—	(58,269)
Future development costs (3)	(17,837)	(471)	—	(18,308)
Future income taxes	(39,560)	(31)	—	(39,591)
Future net cash flows	143,799	439	—	144,238
Discount to present value at 10% annual rate	(69,587)	(79)	—	(69,666)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$74,212	$360	$—	$74,572
2021
Future cash inflows (4)	$166,316	$1,135	$—	$167,451
Future production costs	(44,905)	(258)	—	(45,163)
Future development costs (5)	(13,885)	(380)	—	(14,265)
Future income taxes	(22,831)	(84)	—	(22,915)
Future net cash flows	84,695	413	—	85,108
Discount to present value at 10% annual rate	(38,834)	(88)	—	(38,922)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$45,861	$325	$—	$46,186
2020
Future cash inflows (6)	$73,727	$901	$281	$74,909
Future production costs	(34,619)	(153)	(54)	(34,826)
Future development costs (7)	(15,159)	(227)	(18)	(15,404)
Future income taxes	(4,337)	(81)	(24)	(4,442)
Future net cash flows	19,612	440	185	20,237
Discount to present value at 10% annual rate	(8,410)	(101)	(36)	(8,547)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$11,202	$339	$149	$11,690

(1)Other International includes EOG's China and Canada operations. The China operations were sold in the second quarter of 2021.
(2)Estimated crude oil prices used to calculate 2022 future cash inflows for the United States and Trinidad were $96.44 and $85.90, respectively. Estimated NGL price used to calculate 2022 future cash inflows for the United States was $36.35. Estimated natural gas prices used to calculate 2022 future cash inflows for the United States and Trinidad were $6.96 and $3.28, respectively.
(3)Future abandonment costs included in 2022 future development costs for the United States and Trinidad were $1,578 million and $188 million, respectively.
(4)Estimated crude oil prices used to calculate 2021 future cash inflows for the United States, Trinidad and Other International were $67.79 and $58.32, respectively. Estimated NGL price used to calculate 2021 future cash inflows for the United States was $30.28. Estimated natural gas prices used to calculate 2021 future cash inflows for the United States, Trinidad and Other International were $4.61 and $3.28, respectively.
(5)Future abandonment costs included in 2021 future development costs for the United States and Trinidad were $2,586 million and $102 million, respectively.
(6)Estimated crude oil prices used to calculate 2020 future cash inflows for the United States, Trinidad and Other International were $37.19, $26.75 and $41.87, respectively. Estimated NGLs price used to calculate 2020 future cash inflows for the United States was $12.47. Estimated natural gas prices used to calculate 2020 future cash inflows for the United States, Trinidad and Other International were $1.45, $3.28 and $5.65, respectively.
(7)Future abandonment costs included in 2020 future development costs for the United States and Trinidad were $2,571 million and $64 million, respectively.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, for each of the three years in the period ended December 31, 2022 (in millions):

	United States	Trinidad	Other International (1)	Total

December 31, 2019	$25,114	$275	$132	$25,521
Sales and transfers of oil and gas produced, net of production costs	(4,382)	(152)	(45)	(4,579)
Net changes in prices and production costs	(18,625)	132	47	(18,446)
Extensions, discoveries, additions and improved recovery, net of related costs	1,437	64	—	1,501
Development costs incurred	1,675	—	—	1,675
Revisions of estimated development cost	4,149	(11)	—	4,138
Revisions of previous quantity estimates	(3,307)	12	(2)	(3,297)
Accretion of discount	3,055	34	15	3,104
Net change in income taxes	3,497	(12)	3	3,488
Purchases of reserves in place	49	—	—	49
Sales of reserves in place	(156)	—	—	(156)
Changes in timing and other	(1,304)	(3)	(1)	(1,308)
December 31, 2020	$11,202	$339	$149	$11,690
Sales and transfers of oil and gas produced, net of production costs	(11,532)	(261)	(16)	(11,809)
Net changes in prices and production costs	37,088	133	(1)	37,220
Extensions, discoveries, additions and improved recovery, net of related costs	12,154	71	—	12,225
Development costs incurred	1,619	16	—	1,635
Revisions of estimated development cost	2,773	(133)	—	2,640
Revisions of previous quantity estimates	(1,789)	73	—	(1,716)
Accretion of discount	1,313	42	17	1,372
Net change in income taxes	(9,914)	27	17	(9,870)
Purchases of reserves in place	151	—	—	151
Sales of reserves in place	(19)	—	(151)	(170)
Changes in timing and other	2,815	18	(15)	2,818
December 31, 2021	$45,861	$325	$—	$46,186
Sales and transfers of oil and gas produced, net of production costs	(18,064)	(269)	1	(18,332)
Net changes in prices and production costs	30,987	86	—	31,073
Extensions, discoveries, additions and improved recovery, net of related costs	10,422	128	—	10,550
Development costs incurred	2,286	—	—	2,286
Revisions of estimated development cost	(2,290)	(70)	—	(2,360)
Revisions of previous quantity estimates	8,324	40	—	8,364
Accretion of discount	5,771	38	—	5,809
Net change in income taxes	(8,059)	50	—	(8,009)
Purchases of reserves in place	400	—	—	400
Sales of reserves in place	(760)	—	—	(760)
Changes in timing and other	(666)	32	(1)	(635)
December 31, 2022	$74,212	$360	$—	$74,572

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

3.1(n)	-	Certificate of Amendment of Restated Certificate of Incorporation, dated April 28, 2017 (Exhibit 3.1 to EOG's Current Report on Form 8-K, filed May 2, 2017) (SEC File No. 001-09743).

3.2(a)	-	Bylaws, dated August 23, 1989, as amended and restated effective as of September 22, 2015 (Exhibit 3.1 to EOG's Current Report on Form 8-K, filed September 28, 2015) (SEC File No. 001-09743).

*3.2(b)	-	Bylaws, dated August 23, 1989, as amended and restated effective as of February 23, 2023.

4.1	-
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
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made prior to September 29, 2022) (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) (SEC File No. 001-09743).

Exhibit Number		Description

10.2(f)+	-
Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement under EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan, by and between EOG and William R. Thomas, effective September 27, 2021 (Exhibit 10.5 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) (SEC File No. 001-09743).

10.2(g)+	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 29, 2022) (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed October 4, 2022) (SEC File No. 001-09743).

10.2(h)	-
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

Exhibit Number		Description

10.8+	-
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
EOG Resources, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective January 1, 2018) (Exhibit 4.4(a) to EOG's Registration Statement on Form S-8, SEC File No. 333-224466, filed April 26, 2018).

10.13	-
Revolving Credit Agreement, dated as of June 27, 2019, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed July 2, 2019) (SEC File No. 001-09743).

*21	-	Subsidiaries of EOG, as of December 31, 2022.

*23.1	-	Consent of DeGolyer and MacNaughton.

*23.2	-	Consent of Deloitte & Touche LLP.

*24	-	Powers of Attorney.

*31.1	-	Section 302 Certification of Annual Report of Principal Executive Officer.

*31.2	-	Section 302 Certification of Annual Report of Principal Financial Officer.

*32.1	-	Section 906 Certification of Annual Report of Principal Executive Officer.

*32.2	-	Section 906 Certification of Annual Report of Principal Financial Officer.

*95	-	Mine Safety Disclosure Exhibit.

*99.1	-	Opinion of DeGolyer and MacNaughton, dated February 1, 2023.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* **101.SCH	-	Inline XBRL Schema Document.

* **101.CAL	-	Inline XBRL Calculation Linkbase Document.

* **101.DEF	-	Inline XBRL Definition Linkbase Document.

* **101.LAB	-	Inline XBRL Label Linkbase Document.

* **101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Exhibits filed herewith

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for Each of the Three Years in the Period Ended December 31, 2022, (ii) the Consolidated Balance Sheets - December 31, 2022 and 2021, (iii) the Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2022, (iv) the Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2022 and (v) the Notes to Consolidated Financial Statements.

+ Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	February 23, 2023	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with EOG Resources, Inc. indicated and on the 23rd day of February, 2023.

	Signature	Title

	/s/ EZRA Y. YACOB	Chairman of the Board and Chief Executive Officer and Director
	(Ezra Y. Yacob)	(Principal Executive Officer)

	/s/ TIMOTHY K. DRIGGERS	Executive Vice President and Chief Financial Officer
	(Timothy K. Driggers)	(Principal Financial Officer)

	/s/ ANN D. JANSSEN	Senior Vice President and Chief Accounting Officer
	(Ann D. Janssen)	(Principal Accounting Officer)

	*	Director
(Janet F. Clark)

	*	Director
(Charles R. Crisp)

	*	Director
(Robert P. Daniels)

	*	Director
(James C. Day)

	*	Director
(C. Christopher Gaut)

	*	Director
(Michael T. Kerr)

	*	Director
(Julie J. Robertson)

	*	Director
(Donald F. Textor)

*By:	/s/ MICHAEL P. DONALDSON
(Michael P. Donaldson)
(Attorney-in-fact for persons indicated)