Form 10-Q
period 2023-03-31
EOG RESOURCES INC
filed 2023-05-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	584,858,641	(as of April 27, 2023)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Revenues and Other
Crude Oil and Condensate	$3,182	$3,889
Natural Gas Liquids	490	681
Natural Gas	517	716
Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts	376	(2,820)
Gathering, Processing and Marketing	1,390	1,469
Gains on Asset Dispositions, Net	69	25
Other, Net	20	23
Total	6,044	3,983
Operating Expenses
Lease and Well	359	318
Transportation Costs	236	228
Gathering and Processing Costs	159	144
Exploration Costs	50	45
Dry Hole Costs	1	3
Impairments	34	55
Marketing Costs	1,361	1,283
Depreciation, Depletion and Amortization	798	847
General and Administrative	145	124
Taxes Other Than Income	329	390
Total	3,472	3,437
Operating Income	2,572	546
Other Income (Expense), Net	65	(1)
Income Before Interest Expense and Income Taxes	2,637	545
Interest Expense, Net	42	48
Income Before Income Taxes	2,595	497
Income Tax Provision	572	107
Net Income	$2,023	$390
Net Income Per Share
Basic	$3.46	$0.67
Diluted	$3.45	$0.67
Average Number of Common Shares
Basic	584	582
Diluted	587	586
Comprehensive Income
Net Income	$2,023	$390
Other Comprehensive Loss
Foreign Currency Translation Adjustments	—	(1)
Other, Net of Tax	—	—
Other Comprehensive Loss	—	(1)
Comprehensive Income	$2,023	$389

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$5,018	$5,972
Accounts Receivable, Net	2,455	2,774
Inventories	1,131	1,058
Income Taxes Receivable	—	97
Other	580	574
Total	9,184	10,475
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	67,907	67,322
Other Property, Plant and Equipment	5,101	4,786
Total Property, Plant and Equipment	73,008	72,108
Less: Accumulated Depreciation, Depletion and Amortization	(42,785)	(42,679)
Total Property, Plant and Equipment, Net	30,223	29,429
Deferred Income Taxes	31	33
Other Assets	1,587	1,434
Total Assets	$41,025	$41,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,438	$2,532
Accrued Taxes Payable	637	405
Dividends Payable	482	482
Liabilities from Price Risk Management Activities	31	169
Current Portion of Long-Term Debt	33	1,283
Current Portion of Operating Lease Liabilities	354	296
Other	253	346
Total	4,228	5,513

Long-Term Debt	3,787	3,795
Other Liabilities	2,620	2,574
Deferred Income Taxes	4,943	4,710
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 588,534,131 Shares Issued at March 31, 2023 and 588,396,757 Shares Issued at December 31, 2022	206	206
Additional Paid in Capital	6,219	6,187
Accumulated Other Comprehensive Loss	(8)	(8)
Retained Earnings	19,423	18,472
Common Stock Held in Treasury, 3,694,718 Shares at March 31, 2023 and 700,281 Shares at December 31, 2022	(393)	(78)
Total Stockholders' Equity	25,447	24,779
Total Liabilities and Stockholders' Equity	$41,025	$41,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2022	$206	$6,187	$(8)	$18,472	$(78)	$24,779
Net Income	—	—	—	2,023	—	2,023
Common Stock Dividends Declared, $1.825 Per Share	—	—	—	(1,072)	—	(1,072)
Other Comprehensive Loss	—	—	—	—	—	—
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Restricted Stock and Restricted Stock Units, Net	—	1	—	—	(1)	—
Stock-Based Compensation Expenses	—	34	—	—	—	34
Treasury Stock Repurchased	—	—	—	—	(310)	(310)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(3)	—	—	(4)	(7)
Balance at March 31, 2023	$206	$6,219	$(8)	$19,423	$(393)	$25,447

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2021	$206	$6,087	$(12)	$15,919	$(20)	$22,180
Net Income	—	—	—	390	—	390
Common Stock Dividends Declared, $1.75 Per Share	—	—	—	(1,026)	—	(1,026)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Change in Treasury Stock - Stock Compensation Plans, Net	—	(24)	—	—	(14)	(38)
Restricted Stock and Restricted Stock Units, Net	—	(3)	—	—	3	—
Stock-Based Compensation Expenses	—	35	—	—	—	35
Balance at March 31, 2022	$206	$6,095	$(13)	$15,283	$(31)	$21,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,023	$390
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	798	847
Impairments	34	55
Stock-Based Compensation Expenses	34	35
Deferred Income Taxes	234	(465)
Gains on Asset Dispositions, Net	(69)	(25)
Other, Net	4	6
Dry Hole Costs	1	3
Mark-to-Market Financial Commodity Derivative Contracts
(Gains) Losses, Net	(376)	2,820
Net Cash Payments for Settlements of Financial Commodity Derivative Contracts	(123)	(296)
Other, Net	(1)	2
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	338	(878)
Inventories	(77)	(14)
Accounts Payable	(77)	130
Accrued Taxes Payable	232	613
Other Assets	52	(213)
Other Liabilities	193	(2,250)
Changes in Components of Working Capital Associated with Investing Activities	35	68
Net Cash Provided by Operating Activities	3,255	828
Investing Cash Flows
Additions to Oil and Gas Properties	(1,305)	(939)
Additions to Other Property, Plant and Equipment	(319)	(70)
Proceeds from Sales of Assets	92	121
Changes in Components of Working Capital Associated with Investing Activities	(35)	(68)
Net Cash Used in Investing Activities	(1,567)	(956)
Financing Cash Flows
Long-Term Debt Repayments	(1,250)	—
Dividends Paid	(1,067)	(1,023)
Treasury Stock Purchased	(317)	(43)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	—	4
Repayment of Finance Lease Liabilities	(8)	(10)
Net Cash Used in Financing Activities	(2,642)	(1,072)
Effect of Exchange Rate Changes on Cash	—	—
Decrease in Cash and Cash Equivalents	(954)	(1,200)
Cash and Cash Equivalents at Beginning of Period	5,972	5,209
Cash and Cash Equivalents at End of Period	$5,018	$4,009

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Standards. In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848)" (ASU 2020-04), which provides optional expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (LIBOR) and other rates resulting from rate reform. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. Early adoption is permitted. ASU 2020-04 covers certain contracts which reference these rates and that were entered into on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848)" (ASU 2022-06), which deferred the sunset date of Topic 848 until December 31, 2024. EOG has evaluated the provisions of ASU 2020-04 and ASU 2022-06 and has concluded that their application will not have a material impact on EOG's consolidated financial statements and related disclosures related to its $2.0 billion senior unsecured Revolving Credit Agreement.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2022 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Lease and Well	$12	$13
Gathering and Processing Costs	1	1
Exploration Costs	5	5
General and Administrative	16	16
Total	$34	$35

EOG's stockholders approved the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan) at the 2021 Annual Meeting of Stockholders. Therefore, no further grants were made from the Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) from and after the April 29, 2021 effective date of the 2021 Plan. The 2021 Plan provides for grants of stock options, stock-settled stock appreciation rights (SARs), restricted stock and restricted stock units, restricted stock units with performance-based conditions (together with the performance units granted under the 2008 Plan, Performance Units) and other stock-based awards, up to an aggregate maximum of 20 million shares of common stock, plus any shares that were subject to outstanding awards under the 2008 Plan as of April 29, 2021, that are subsequently canceled, forfeited, expire or are otherwise not issued or are settled in cash. Under the 2021 Plan, grants may be made to employees and non-employee members of EOG's Board of Directors (Board).

At March 31, 2023, approximately 16 million common shares remained available for grant under the 2021 Plan. EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $6 million and $8 million during the three months ended March 31, 2023 and 2022, respectively.

EOG did not grant any stock options or SARs during the three-month period ended March 31, 2023. Weighted average fair values and valuation assumptions used to value stock options and SARs granted during the three-month period ended March 31, 2022 and ESPP grants during the three-month periods ended March 31, 2023 and 2022 are as follows:

	Stock Options/SARs	ESPP
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2023	2022
Weighted Average Fair Value of Grants	$28.30	$32.31	$23.07
Expected Volatility	42.20%	42.97%	39.72%
Risk-Free Interest Rate	0.89%	4.66%	0.22%
Dividend Yield	3.28%	2.47%	3.32%
Expected Life	5.3 years	0.5 years	0.5 years

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2023 and 2022 (stock options and SARs in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	4,225	$77.49	9,969	$84.37
Granted	—	—	2	97.64
Exercised (1)	(175)	77.08	(2,324)	84.63
Forfeited	(31)	79.83	(81)	85.86
Outstanding at March 31 (2)	4,019	$77.49	7,566	$84.28
Vested or Expected to Vest (3)	3,875	$77.86	7,256	$85.05
Exercisable at March 31 (4)	2,294	$84.89	3,886	$101.26

(1)The total intrinsic value of stock options/SARs exercised during the three months ended March 31, 2023 and 2022 was $8 million and $62 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at March 31, 2023 and 2022 was $155 million and $277 million, respectively. At March 31, 2023 and 2022, the weighted average remaining contractual life was 3.9 years and 4.3 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2023 and 2022 was $149 million and $260 million, respectively. At March 31, 2023 and 2022, the weighted average remaining contractual life was 3.8 years and 4.3 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at March 31, 2023 and 2022 was $74 million and $82 million, respectively. At both March 31, 2023 and 2022, the weighted average remaining contractual life was 2.9 years.

At March 31, 2023, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $28 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.1 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $25 million for each of the three months ended March 31, 2023 and 2022.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2023 and 2022 (shares and units in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,113	$80.77	4,680	$69.37
Granted	36	122.34	14	110.66
Released (1)	(38)	55.23	(699)	93.37
Forfeited	(42)	84.23	(51)	66.77
Outstanding at March 31 (2)	4,069	$81.33	3,944	$65.30

(1)The total intrinsic value of restricted stock and restricted stock units released during the three months ended March 31, 2023 and 2022 was $4 million and $81 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2023 and 2022 was $466 million and $470 million, respectively.

At March 31, 2023, unrecognized compensation expense related to restricted stock and restricted stock units totaled $261 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

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

For the grants made beginning in September 2022, as more fully discussed in the grant agreements, the applicable performance metrics are 1) EOG's TSR over a three-year performance period relative to the TSR over the same period of a designated group of peer companies and 2) EOG's average return on capital employed (ROCE) over the three-year performance period. At the end of the three-year performance period, a performance multiple based on EOG's relative TSR ranking will be determined, with a minimum performance multiple of 0% and a maximum performance multiple of 200%. A specified modifier ranging from -70% to +70% will then be applied to the performance multiple based on EOG's average ROCE over the three-year performance period, provided that in no event shall the performance multiple, after applying the ROCE modifier, be less than 0% or exceed 200%. Furthermore, if EOG's TSR over the three-year performance period is negative (i.e., less than 0%), the performance multiple will be capped at 100%, regardless of EOG's relative TSR ranking or three-year average ROCE.

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $3 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the three-month periods ended March 31, 2023 and 2022 (units in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	688		$83.82	679	$84.97
Granted	—		—	—	—
Released (1)	(86)		79.98	(57)	136.74
Forfeited for Performance Multiple (2)	(86)		79.98	(56)	136.74
Outstanding at March 31 (3)	516	(4)	$85.10	566	$74.60

(1)The total intrinsic value of Performance Units released was $10 million and $7 million for the three months ended March 31, 2023 and 2022, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(2)Upon completion of the Performance Period for the Performance Units granted in 2019 and 2018, a performance multiple of 50% was applied to each of the grants resulting in a forfeiture of Performance Units in both February 2023 and February 2022.
(3)The total intrinsic value of Performance Units outstanding at March 31, 2023 and 2022 was approximately $59 million and $67 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 1,031 Performance Units could be outstanding.

At March 31, 2023, unrecognized compensation expense related to Performance Units totaled $15 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2023 and 2022 (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$2,023	$390
Denominator for Basic Earnings Per Share -
Weighted Average Shares	584	582
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	1
Restricted Stock/Units and Performance Units	2	3
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	587	586
Net Income Per Share
Basic	$3.46	$0.67
Diluted	$3.45	$0.67

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were 1 million and 2 million for the three-month periods ended March 31, 2023 and 2022, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Interest (1)	$33	$32
Income Taxes, Net of Refunds Received	$1	$46

(1)Net of capitalized interest of $8 million for both the three months ended March 31, 2023 and 2022, respectively.

EOG's accrued capital expenditures at March 31, 2023 and 2022 were $751 million and $528 million, respectively.

Non-cash investing activities for the three months ended March 31, 2023 and 2022, included additions of $33 million and $63 million, respectively, to EOG's oil and gas properties as a result of property exchanges.

Operating activities for the three months ended March 31, 2023 and 2022, included net cash received of $324 million and net cash used of $2,275 million, respectively, related to the change in collateral posted for financial commodity derivative contracts. For related discussion, see Note 12. These amounts are reflected in Other Liabilities within the Changes in Components of Working Capital and Other Assets and Liabilities line item on the Condensed Consolidated Statements of Cash Flows.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Operating Revenues and Other
United States	$5,941	$3,914
Trinidad	103	69
Other International (1)	—	—
Total	$6,044	$3,983
Operating Income (Loss)
United States	$2,512	$519
Trinidad	66	34
Other International (1)	(6)	(7)
Total	2,572	546
Reconciling Items
Other Income, Net	65	(1)
Interest Expense, Net	(42)	(48)
Income Before Income Taxes	$2,595	$497

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at March 31, 2023 and December 31, 2022 (in millions):

	At March 31, 2023	At December 31, 2022
Total Assets
United States	$39,955	$40,349
Trinidad	945	879
Other International (1)	125	143
Total	$41,025	$41,371

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Carrying Amount at January 1	$1,328	$1,231
Liabilities Incurred	6	20
Liabilities Settled (1)	(30)	(131)
Accretion	13	11
Revisions	1	2
Carrying Amount at March 31	$1,318	$1,133

Current Portion	$39	$41
Noncurrent Portion	$1,279	$1,092

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2023, are presented below (in millions):

Three Months Ended March 31, 2023
Balance at January 1	$15
Additions Pending the Determination of Proved Reserves	4
Reclassifications to Proved Properties	(5)
Costs Charged to Expense	—
Balance at March 31	$14

Three Months Ended March 31, 2023
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$13
Capitalized exploratory well costs that have been capitalized for a period greater than one year (1)	1
Balance at March 31	$14

Number of exploratory wells that have been capitalized for a period greater than one year	1

(1)Consists of costs related to a project in the United States at March 31, 2023.

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

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $14 million and $12 million for the three months ended March 31, 2023 and 2022, respectively. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at March 31, 2023 and December 31, 2022, and did not utilize any commercial paper borrowings during the three months ended March 31, 2023 and 2022.

On March 15, 2023, EOG repaid upon maturity the $1,250 million aggregate principal amount of its 2.625% Senior Notes due 2023.

EOG currently has a $2.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 27, 2024, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $2.0 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either LIBOR plus an applicable margin (Eurodollar rate) or the base rate (as defined in the Agreement) plus an applicable margin. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At March 31, 2023, EOG was in compliance with this financial covenant. At March 31, 2023 and December 31, 2022, there were no borrowings or letters of credit outstanding under the Agreement. The Eurodollar rate and base rate (inclusive of the applicable margin), had there been any amounts borrowed under the Agreement at March 31, 2023, would have been 5.76% and 8.0%, respectively.

Common Stock. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three months ended March 31, 2023, EOG repurchased 2.9 million shares of common stock for approximately $310 million (inclusive of transaction fees and commissions) pursuant to the November 2021 Authorization. As of March 31, 2023, approximately $4.7 billion remained available for repurchases under the November 2021 Authorization.

On February 23, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share, paid on April 28, 2023, to stockholders of record as of April 14, 2023. The Board also declared on such date a special cash dividend on the common stock of $1.00 per share, paid on March 30, 2023, to stockholders of record as of March 16, 2023.

On May 4, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share to be paid on July 31, 2023, to stockholders of record as of July 17, 2023.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2022 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2023 and December 31, 2022 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2023
Financial Assets:
Natural Gas Swaps	$—	$21	$—	$21
Natural Gas Basis Swaps	—	12	—	12
Financial Liabilities:
Crude Oil Swaps	—	49	—	49
Natural Gas Swaps	—	391	—	391

At December 31, 2022
Financial Assets:
Natural Gas Basis Swaps	$—	$29	$—	$29
Financial Liabilities:
Natural Gas Swaps	—	703	—	703
Crude Oil Swaps	—	190	—	190

See Note 12 for the balance sheet amounts and classification of EOG's financial commodity derivative instruments at March 31, 2023 and December 31, 2022.

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

At March 31, 2023 and December 31, 2022, respectively, EOG had outstanding $3,640 million and $4,890 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $3,592 million and $4,740 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2022 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method.

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the three-month period ended March 31, 2023 (closed) and outstanding as of March 31, 2023. Crude oil volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl). Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2023 (closed)	New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI)	95	$67.90	6	$102.26
April - May 2023	NYMEX WTI	91	67.63	2	98.15
June 2023	NYMEX WTI	2	69.10	2	98.15

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - April 2023 (closed)	NYMEX Henry Hub	300	$3.36
May - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - March 2023 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	135	$0.01
April - December 2023	NYMEX Henry Hub HSC Differential	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity derivative instruments at March 31, 2023 and December 31, 2022. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2023	December 31, 2022
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$31	$169
Noncurrent portion	Other Liabilities (2)	376	371

(1)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $63 million, partially offset by gross assets of $32 million and no collateral posted at March 31, 2023. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $287 million, partially offset by gross assets of $26 million and collateral posted with counterparties of $92 million, at December 31, 2022.
(2)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $377 million, partially offset by gross assets of $1 million and no collateral posted at March 31, 2023. The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $606 million, partially offset by gross assets of $3 million and collateral posted with counterparties of $232 million, at December 31, 2022.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at both March 31, 2023 and December 31, 2022. EOG had no collateral posted and no collateral held at March 31, 2023. EOG had $324 million of collateral posted and no collateral held at December 31, 2022. EOG had no collateral posted and no collateral held at May 3, 2023.

13.  Acquisitions and Divestitures

During the three months ended March 31, 2023, EOG paid cash of $135 million, primarily to acquire a gathering and processing system in the Powder River Basin. Additionally, during the three months ended March 31, 2023, EOG recognized net gains on asset dispositions of $69 million and received proceeds of $92 million, primarily due to the sale of EOG's equity interest in ammonia plant investments in Trinidad, along with certain legacy assets in the Texas Panhandle.

During the three months ended March 31, 2022, EOG recognized net gains on asset dispositions of $25 million and received proceeds of $121 million primarily due to the sale of certain legacy natural gas assets in the Rocky Mountain area.

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

For the first three months of 2023, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $76.11 per barrel and $3.43 per million British thermal units (MMBtu), respectively, representing decreases of 19% and 30%, respectively, from the average NYMEX prices for the same period in 2022. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Inflation Considerations; Availability of Materials, Labor & Services. Beginning in the second half of 2021 and continuing through the first three months of 2023, EOG, similar to other companies in its industry, has experienced inflationary pressures on its operating and capital costs - namely the costs of fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor and drilling and completion services. Such inflationary pressures have resulted from (i) supply chain disruptions caused by the COVID-19 pandemic and the resulting limited availability of certain materials and products manufactured using such materials; (ii) increased demand for fuel and steel; (iii) increased demand for drilling and completion services coupled with a limited number of available service providers, resulting in increased competition for such services among EOG and other companies in its industry; (iv) labor shortages; and (v) other factors, including the ongoing conflict between Russia and the Ukraine which began in late February 2022. EOG currently expects such inflationary pressures and contributing factors to continue in 2023.

Such inflationary pressures on EOG's operating costs have, in turn, impacted its cash flows and results of operations. However, by virtue of its continued focus on increasing its drilling, completion and operating efficiencies and improving the performance of its wells, as well as the flexibility provided by its multi-basin drilling portfolio, EOG has, to date, been able to largely offset such impacts. EOG currently expects such inflationary pressures to result in an increase of approximately 10 percent in its fiscal year 2023 well costs (i.e., its costs for drilling, completions and well-site facilities) versus fiscal year 2022. Accordingly, such increase in EOG's fiscal year 2023 well costs did not have a material impact on EOG's first quarter 2023 cash flows, and EOG currently does not expect such increase to have a material impact on its full-year 2023 cash flows. Further, such inflationary pressures and the factors contributing to such inflationary pressures (described above) have not, to date, impacted EOG's results of operations, liquidity, capital resources, cash requirements or financial position or its ability to conduct its day-to-day drilling, completion and production operations.

The initiatives EOG has undertaken (and continues to undertake) to increase its drilling, completion and operating efficiencies and improve the performance of its wells and, in turn, mitigate such inflationary pressures, include (among others): (i) EOG's downhole drilling motor program, which has resulted in increased footage drilled per day and, in turn, reduced drilling times; (ii) enhanced techniques for completing its wells, which has resulted in increased footage completed per day and pumping hours per day; and (iii) EOG's self-sourced sand program, which has resulted in continued cost savings for the sand utilized in its well completion operations. In addition, EOG enters into agreements with its service providers from time to time, when available and advantageous, to secure the costs and availability of certain drilling and completion services it utilizes as part of its operations.

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

Climate Change. For discussion of climate change matters and related regulatory matters, including potential developments related to climate change and the potential impacts and risks of such developments on EOG, see ITEM 1A. Risk Factors, and the related discussion in ITEM 1. Business - Regulation, of EOG's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023 (EOG's 2022 Annual Report). EOG will continue to monitor and assess any climate change-related developments that could impact EOG and the oil and gas industry, to determine the impact on its business and operations, and take appropriate actions where necessary.

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

During the first three months of 2023, EOG continued to focus on increasing drilling, completion and operating efficiencies, to improve well performance and, as is further discussed above, to mitigate inflationary pressures on its operating and capital costs (e.g., costs for fuel and tubulars). In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 73% and 75% of EOG's United States production during the first three months of 2023 and 2022, respectively. During the first three months of 2023, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas.

Trinidad. In the Republic of Trinidad and Tobago (Trinidad), EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium Block, Modified U(a) Block, Block 4(a), the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC), and crude oil and condensate which is sold to Heritage Petroleum Company Limited (Heritage).

EOG expects to commence drilling in June 2023 from the recently completed platform in the Modified U(a) Block. EOG expects to complete three development wells and two exploratory wells from this platform in 2023. EOG also expects to commence drilling one exploratory well in the South East Coast Consortium Block in December 2023. Additionally, EOG completed the design phase for the platform and related facilities in the Mento Area and expects to make significant construction progress in 2023.

Also, in February 2023, EOG sold its entire equity interest in its ammonia plant investments.

Other International. In November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. In the first three months of 2023, EOG continued to prepare for the drilling of an exploration well which is expected to commence in 2024, subject to statutory approvals and equipment availability.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

2023 Capital and Operating Plan. Total 2023 capital expenditures are estimated to range from approximately $5.8 billion to $6.2 billion, including facilities and gathering, processing, transportation and other expenditures, and excluding acquisitions, non-cash transactions and exploration costs. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in the Delaware Basin, Eagle Ford play, Rocky Mountain area and Dorado gas play where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to mitigate inflationary pressures on its operating and capital costs (e.g., costs for fuel and tubulars) through efficiency gains; see the above related discussion. Full-year 2023 total crude oil, NGLs and natural gas production is expected to increase modestly versus 2022. In addition, EOG plans to continue to spend a portion of its anticipated 2023 capital expenditures on leasing acreage, evaluating new prospects, transportation infrastructure and environmental projects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 13% and 17% at March 31, 2023 and December 31, 2022, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At March 31, 2023, EOG maintained a strong financial and liquidity position, including $5.0 billion of cash and cash equivalents on hand and $2.0 billion of availability under its senior unsecured revolving credit facility.

On March 15, 2023, EOG repaid upon maturity the $1,250 million aggregate principal amount of its 2.625% Senior Notes due 2023.

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Cash Return Framework. EOG maintains quantitative guidance as part of its cash return framework - specifically, a commitment to return a minimum of 60% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of quarterly dividends, special dividends and share repurchases. For discussion regarding our payment of dividends, see ITEM 1A, Risk Factors, and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of EOG's 2022 Annual Report. For discussion regarding our share repurchases conducted during the first three months of 2023 and our share repurchase authorization, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, in this Quarterly Report on Form 10-Q.

Dividend Declarations. On February 23, 2023, EOG's Board of Directors (Board) declared a quarterly cash dividend on the common stock of $0.825 per share, paid on April 28, 2023, to stockholders of record as of April 14, 2023. The Board also declared on such date a special dividend on the common stock of $1.00 per share, paid on March 30, 2023, to stockholders of record as of March 16, 2023.

On May 4, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share to be paid on July 31, 2023, to stockholders of record as of July 17, 2023.

Share Repurchases. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three months ended March 31, 2023, EOG repurchased 2.9 million shares of common stock for approximately $310 million (inclusive of transaction fees and commissions) pursuant to the November 2021 Authorization. As of March 31, 2023, approximately $4.7 billion remained available for repurchases under the November 2021 Authorization.

Results of Operations

The following review of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Operating Revenues and Other. During the first quarter of 2023, operating revenues increased $2,061 million, or 52%, to $6,044 million from $3,983 million for the same period of 2022. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2023 decreased $1,097 million, or 21%, to $4,189 million from $5,286 million for the same period of 2022. EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $376 million for the first quarter of 2023 compared to net losses of $2,820 million for the same period of 2022. Gathering, processing and marketing revenues for the first quarter of 2023 decreased $79 million, or 5%, to $1,390 million from $1,469 million for the same period of 2022. Net gains on asset dispositions were $69 million for the first quarter of 2023 compared to net gains of $25 million for the same period of 2022.

Wellhead volume and price statistics for the three-month periods ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Crude Oil and Condensate Volumes (MBbld) (1)
United States	457.1	449.4
Trinidad	0.6	0.7
Total	457.7	450.1
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$77.27	$96.02
Trinidad	68.98	83.82
Composite	77.26	96.00
Natural Gas Liquids Volumes (MBbld) (1)
United States	212.2	190.3
Total	212.2	190.3
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$25.67	$39.77
Natural Gas Volumes (MMcfd) (1)
United States	1,475	1,249
Trinidad	164	209
Total	1,639	1,458
Average Natural Gas Prices ($/Mcf) (2)
United States	$3.47	$5.81
Trinidad	3.87	3.36
Composite	3.51	5.46
Crude Oil Equivalent Volumes (MBoed) (3)
United States	915.0	847.8
Trinidad	28.0	35.5
Total	943.0	883.3

Total MMBoe (3)	84.9	79.5

(1)Thousand barrels per day or million cubic feet per day, as applicable.
(2)Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).
(3)Thousand barrels of oil equivalent per day or million barrels of oil equivalent, as applicable; includes crude oil and condensate, NGLs and natural gas. Crude oil equivalent volumes are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas. MMBoe is calculated by multiplying the MBoed amount by the number of days in the period and then dividing that amount by one thousand.

Wellhead crude oil and condensate revenues for the first quarter of 2023 decreased $707 million, or 18%, to $3,182 million from $3,889 million for the same period of 2022. The decrease was due to a lower composite average price ($774 million), partially offset by an increase of 7.6 MBbld, or 2%, in wellhead crude oil and condensate production ($67 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford play and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the first quarter of 2023 decreased 20% to $77.26 per barrel compared to $96.00 per barrel for the same period of 2022.

NGL revenues for the first quarter of 2023 decreased $191 million, or 28%, to $490 million from $681 million for the same period of 2022 due to a lower composite average price ($272 million), partially offset by an increase of 21.9 MBbld, or 12%, in NGL deliveries ($81 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the first quarter of 2023 decreased 35% to $25.67 per barrel compared to $39.77 per barrel for the same period of 2022.

Wellhead natural gas revenues for the first quarter of 2023 decreased $199 million, or 28%, to $517 million from $716 million for the same period of 2022. The decrease was due to a lower average composite price ($293 million), partially offset by an increase in natural gas deliveries ($94 million). Natural gas deliveries for the first quarter of 2023 increased 181 MMcfd, or 12%, compared to the same period of 2022 due primarily to increased production of associated natural gas from the Permian Basin and higher deliveries in the Dorado gas play, partially offset by lower natural gas deliveries in Trinidad, lower natural gas volumes due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022 and decreased production of associated natural gas from the Eagle Ford play. EOG's composite wellhead natural gas price for the first quarter of 2023 decreased 36% to $3.51 per Mcf compared to $5.46 per Mcf for the same period of 2022.

During the first quarter of 2023, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $376 million compared to net losses of $2,820 million for the same period of 2022. During the first quarter of 2023, net cash paid for settlements of financial commodity derivative contracts was $123 million compared to net cash paid for settlements of financial commodity derivative contracts of $296 million for the same period of 2022.

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

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2023 decreased $157 million as compared to the same period of 2022 primarily due to lower margins on crude oil and natural gas marketing activities.

Operating and Other Expenses.  For the first quarter of 2023, operating expenses of $3,472 million were $35 million higher than the $3,437 million incurred during the first quarter of 2022.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Lease and Well	$4.23	$4.00
Transportation Costs	2.78	2.87
Gathering and Processing Costs	1.87	1.81
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	8.95	10.19
Other Property, Plant and Equipment	0.45	0.46
General and Administrative (G&A)	1.71	1.56
Interest Expense, Net	0.49	0.60
Total (1)	$20.48	$21.49

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, G&A and interest expense, net for the three months ended March 31, 2023, compared to the same period of 2022, are set forth below. See "Operating Revenues and Other" above for a discussion of wellhead volumes.

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

Lease and well expenses of $359 million for the first quarter of 2023 increased $41 million from $318 million for the same prior year period primarily due to increased operating and maintenance costs ($25 million), increased lease and well administrative expenses ($9 million) and increased workover expenditures ($4 million), all in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $236 million for the first quarter of 2023 increased $8 million from $228 million for the same prior year period primarily due to increased transportation costs related to the Permian Basin ($18 million) and the Dorado gas play ($4 million), partially offset by decreased transportation costs related to the Eagle Ford play ($11 million) and the Rocky Mountain area ($3 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $15 million to $159 million for the first quarter of 2023 compared to $144 million for the same prior year period primarily due to increased gathering and processing fees ($14 million) and increased operating and maintenance expenses ($9 million), both related to production from the Permian Basin; partially offset by decreased gathering and processing fees due to the sale of certain legacy natural gas assets in the Rocky Mountain area in the first quarter of 2022 ($9 million).

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

DD&A expenses for the first quarter of 2023 decreased $49 million to $798 million from $847 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2023 were $50 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($112 million), partially offset by increased production in the United States ($62 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to favorable well performance, increased ethane recovery and reserve additions at lower costs per Boe during the quarter.

G&A expenses of $145 million for the first quarter of 2023 increased $21 million from $124 million for the same prior year period primarily due to increased employee-related costs ($9 million) and professional and other services ($4 million).

Exploration costs of $50 million for the first quarter of 2023 increased $5 million from $45 million for the same prior year period due primarily to increased geological and geophysical expenditures in the United States.

Interest expense, net of $42 million for the first quarter of 2023 decreased $6 million compared to the same prior year period primarily due to decreased interest expense on certain royalty payments.

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

The following table represents impairments for the first quarter of 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Proved properties	$2	$1
Unproved properties	32	54
Total	$34	$55

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2023 decreased $61 million to $329 million (7.8% of wellhead revenues) from $390 million (7.4% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes in the United States.

Other income, net was $65 million for the first quarter of 2023 compared to other expense, net of $1 million for the same prior year period. The change of $66 million in the first quarter of 2023 was primarily due to increased interest income ($60 million) and decreased deferred compensation expense ($15 million), partially offset by the absence of equity income due to the sale of EOG's equity interest in ammonia plant investments in Trinidad in the first quarter of 2023 ($13 million).

EOG recognized an income tax provision of $572 million for the first quarter of 2023 compared to an income tax provision of $107 million for the first quarter of 2022, primarily due to increased pretax income.  The net effective tax rate for the first quarter of 2023 was unchanged from the prior year rate of 22%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2023, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were exploration and development expenditures; funds used in operations; repayment of maturing debt; dividend payments to stockholders; purchases of treasury stock; and other property, plant and equipment expenditures. During the first three months of 2023, EOG's cash balance decreased $954 million to $5,018 million from $5,972 million at December 31, 2022.

Net cash provided by operating activities of $3,255 million for the first three months of 2023 increased $2,427 million compared to the same period of 2022 primarily due to net cash provided by a change in collateral posted for financial commodity derivative contracts ($2,599 million) and net cash provided by working capital and other assets and liabilities in the first three months of 2023 ($132 million) compared to net cash used in working capital and other assets and liabilities in the first three months of 2022 ($891 million), partially offset by a decrease in wellhead revenues ($1,097 million).

Net cash used in investing activities of $1,567 million for the first three months of 2023 increased $611 million compared to the same period of 2022 due to an increase in additions to oil and gas properties ($366 million), an increase in additions to other property, plant and equipment ($249 million) and a decrease in proceeds from the sale of assets ($29 million), partially offset by net cash used in working capital associated with investing activities in the first three months of 2023 ($35 million) compared to net cash used in working capital associated with investing activities in the first three months of 2022 ($68 million).

Net cash used in financing activities of $2,642 million for the first three months of 2023 included repayments of long-term debt ($1,250 million), cash dividend payments ($1,067 million), purchases of treasury stock ($317 million) and repayment of finance lease liabilities ($8 million). Net cash used in financing activities of $1,072 million for the first three months of 2022 included cash dividend payments ($1,023 million), purchases of treasury stock in connection with stock compensation plans ($43 million) and repayment of finance lease liabilities ($10 million).

Total Expenditures. For the year 2023, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $5.8 billion to $6.2 billion, excluding acquisitions, non-cash transactions and exploration costs. The table below sets out components of total expenditures for the three-month periods ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Expenditure Category
Capital
Exploration and Development Drilling	$1,181	$813
Facilities	96	109
Leasehold Acquisitions (1)	48	64
Property Acquisitions (2)	4	5
Capitalized Interest	8	8
Subtotal	1,337	999
Exploration Costs	50	45
Dry Hole Costs	1	3
Exploration and Development Expenditures	1,388	1,047
Asset Retirement Costs	10	27
Total Exploration and Development Expenditures	1,398	1,074
Other Property, Plant and Equipment (3)	319	70
Total Expenditures	$1,717	$1,144

(1)    Leasehold acquisitions included $31 million and $58 million for the three-month periods ended March 31, 2023 and 2022, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $2 million and $5 million for the three-month periods ended March 31, 2023 and 2022, respectively, related to non-cash property exchanges.
(3)    Other Property, Plant and Equipment included $133 million for the three month period ended March 31, 2023, related to the acquisition of a gathering and processing system in the Powder River Basin.

Exploration and development expenditures of $1,388 million for the first three months of 2023 were $341 million higher than the same period of 2022 primarily due to increased exploration and development drilling expenditures in the United States ($363 million), partially offset by decreased leasehold acquisitions ($16 million). Exploration and development expenditures for the first three months of 2023 of $1,388 million consisted of $1,254 million in development drilling and facilities, $122 million in exploration, $8 million in capitalized interest and $4 million in property acquisitions. Exploration and development expenditures for the first three months of 2022 of $1,047 million consisted of $907 million in development drilling and facilities, $127 million in exploration, $8 million in capitalized interest and $5 million in property acquisitions.

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

Financial Commodity Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2022 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's financial commodity derivative contracts, net of associated collateral posted, was reflected on the Condensed Consolidated Balance Sheets at March 31, 2023, as a net liability of $407 million.

As discussed in "Operating Revenues and Other," the net cash paid for settlements of financial commodity derivative contracts during the first three months of 2023 was $123 million.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2023 to April 28, 2023 (closed) and outstanding as of April 28, 2023. Crude oil volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2023 (closed)	NYMEX West Texas Intermediate (WTI)	95	$67.90	6	$102.26
April 2023 (closed)	NYMEX WTI	91	67.63	2	98.15
May 2023	NYMEX WTI	91	67.63	2	98.15
June 2023	NYMEX WTI	2	69.10	2	98.15

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - May 2023 (closed)	NYMEX Henry Hub	300	$3.36
June - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - April 2023 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	135	$0.01
May - December 2023	NYMEX Henry Hub HSC Differential	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at May 3, 2023. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX WTI and Henry Hub prices.

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
•the extent to which EOG is able to successfully and economically develop, implement and carry out its emissions and other ESG-related initiatives and achieve its related targets and initiatives;
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
•acts of war and terrorism and responses to these acts; and
•the other factors described under ITEM 1A, Risk Factors of EOG's Annual Report on Form 10-K for the year ended December 31, 2022, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Financial Commodity Derivative Transactions," "Financing," "Foreign Currency Exchange Rate Risk" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" included in EOG's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023 (EOG's 2022 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements included in EOG's 2022 Annual Report. For updated information regarding EOG's financial commodity derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues and Other" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financial Commodity Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter ended March 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2023 - January 31, 2023	11,621	$130.57	$—	$5,000,000,000
February 1, 2023 - February 28, 2023	32,989	114.40	—	$5,000,000,000
March 1, 2023 - March 31, 2023	2,956,488	105.50	310,256,971	$4,689,743,029
Total	3,001,098	105.70	310,256,971

(1)Includes 2,941,836 shares repurchased during March 2023, at an average price of $105.46 per share (inclusive of commissions and transaction fees), pursuant to the November 2021 Authorization (as defined and further discussed below); such repurchases count against the November 2021 Authorization. Also includes 59,262 total shares that were withheld by or returned to EOG during the quarter ended March 31, 2023, at an average price of $117.38 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options (such shares do not count against the November 2021 Authorization).
(2)Effective November 4, 2021, EOG's Board of Directors (Board) established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). As of the date of this filing, (i) EOG has repurchased an aggregate 2,941,836 shares at a total cost of $310,256,971 (inclusive of commissions and transaction fees) under the November 2021 Authorization and (ii) an additional $4,689,743,029 of shares may be purchased under the November 2021 Authorization.
Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended or terminated by the Board at any time.

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

3.2(b)	-
Bylaws, dated August 23, 1989, as amended and restated effective as of February 23, 2023 (incorporated by reference to Exhibit 3.2(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 2022) (SEC File No. 001-09743).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets - March 31, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months Ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 4, 2023	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)