Form 10-Q
period 2023-06-30
EOG RESOURCES INC
filed 2023-08-03
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	582,260,898	(as of July 27, 2023)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues and Other
Crude Oil and Condensate	$3,252	$4,699	$6,434	$8,588
Natural Gas Liquids	409	777	899	1,458
Natural Gas	334	1,000	851	1,716
Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts	101	(1,377)	477	(4,197)
Gathering, Processing and Marketing	1,465	2,169	2,855	3,638
Gains (Losses) on Asset Dispositions, Net	(9)	97	60	122
Other, Net	21	42	41	65
Total	5,573	7,407	11,617	11,390
Operating Expenses
Lease and Well	348	324	707	642
Transportation Costs	236	244	472	472
Gathering and Processing Costs	160	152	319	296
Exploration Costs	47	35	97	80
Dry Hole Costs	—	20	1	23
Impairments	35	91	69	146
Marketing Costs	1,456	2,127	2,817	3,410
Depreciation, Depletion and Amortization	866	911	1,664	1,758
General and Administrative	142	128	287	252
Taxes Other Than Income	313	472	642	862
Total	3,603	4,504	7,075	7,941
Operating Income	1,970	2,903	4,542	3,449
Other Income, Net	51	27	116	26
Income Before Interest Expense and Income Taxes	2,021	2,930	4,658	3,475
Interest Expense, Net	35	48	77	96
Income Before Income Taxes	1,986	2,882	4,581	3,379
Income Tax Provision	433	644	1,005	751
Net Income	$1,553	$2,238	$3,576	$2,628
Net Income Per Share
Basic	$2.68	$3.84	$6.14	$4.52
Diluted	$2.66	$3.81	$6.10	$4.48
Average Number of Common Shares
Basic	580	583	582	582
Diluted	584	588	586	587
Comprehensive Income
Net Income	$1,553	$2,238	$3,576	$2,628
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(1)	2	(1)	1
Other, Net of Tax	—	(1)	—	(1)
Other Comprehensive Income (Loss)	(1)	1	(1)	—
Comprehensive Income	$1,552	$2,239	$3,575	$2,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$4,764	$5,972
Accounts Receivable, Net	2,263	2,774
Inventories	1,355	1,058
Income Taxes Receivable	1	97
Other	523	574
Total	8,906	10,475
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	69,178	67,322
Other Property, Plant and Equipment	5,282	4,786
Total Property, Plant and Equipment	74,460	72,108
Less: Accumulated Depreciation, Depletion and Amortization	(43,550)	(42,679)
Total Property, Plant and Equipment, Net	30,910	29,429
Deferred Income Taxes	33	33
Other Assets	1,638	1,434
Total Assets	$41,487	$41,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,205	$2,532
Accrued Taxes Payable	425	405
Dividends Payable	478	482
Liabilities from Price Risk Management Activities	22	169
Current Portion of Long-Term Debt	34	1,283
Current Portion of Operating Lease Liabilities	335	296
Other	232	346
Total	3,731	5,513

Long-Term Debt	3,780	3,795
Other Liabilities	2,581	2,574
Deferred Income Taxes	5,138	4,710
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 588,651,638 Shares Issued at June 30, 2023 and 588,396,757 Shares Issued at December 31, 2022	206	206
Additional Paid in Capital	6,257	6,187
Accumulated Other Comprehensive Loss	(9)	(8)
Retained Earnings	20,497	18,472
Common Stock Held in Treasury, 6,426,802 Shares at June 30, 2023 and 700,281 Shares at December 31, 2022	(694)	(78)
Total Stockholders' Equity	26,257	24,779
Total Liabilities and Stockholders' Equity	$41,487	$41,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2023	$206	$6,219	$(8)	$19,423	$(393)	$25,447
Net Income	—	—	—	1,553	—	1,553
Common Stock Dividends Declared, $0.825 Per Share	—	—	—	(479)	—	(479)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Restricted Stock and Restricted Stock Units, Net	—	(3)	—	—	3	—
Stock-Based Compensation Expenses	—	35	—	—	—	35
Treasury Stock Repurchased	—	—	—	—	(305)	(305)
Change in Treasury Stock - Stock Compensation Plans, Net	—	6	—	—	1	7
Balance at June 30, 2023	$206	$6,257	$(9)	$20,497	$(694)	$26,257

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2022	$206	$6,095	$(13)	$15,283	$(31)	$21,540
Net Income	—	—	—	2,238	—	2,238
Common Stock Dividends Declared, $2.55 Per Share	—	—	—	(1,493)	—	(1,493)
Other Comprehensive Income	—	—	1	—	—	1
Common Stock Issued Under Stock Plans	—	13	—	—	—	13
Change in Treasury Stock - Stock Compensation Plans, Net	—	(11)	—	—	(6)	(17)
Restricted Stock and Restricted Stock Units, Net	—	1	—	—	(1)	—
Stock-Based Compensation Expenses	—	30	—	—	—	30
Balance at June 30, 2022	$206	$6,128	$(12)	$16,028	$(38)	$22,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2022	$206	$6,187	$(8)	$18,472	$(78)	$24,779
Net Income	—	—	—	3,576	—	3,576
Common Stock Dividends Declared, $2.65 Per Share	—	—	—	(1,551)	—	(1,551)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Restricted Stock and Restricted Stock Units, Net	—	(2)	—	—	2	—
Stock-Based Compensation Expenses	—	69	—	—	—	69
Treasury Stock Repurchased	—	—	—	—	(615)	(615)
Change in Treasury Stock - Stock Compensation Plans, Net	—	3	—	—	(3)	—
Balance at June 30, 2023	$206	$6,257	$(9)	$20,497	$(694)	$26,257

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2021	$206	$6,087	$(12)	$15,919	$(20)	$22,180
Net Income	—	—	—	2,628	—	2,628
Common Stock Dividends Declared, $4.30 Per Share	—	—	—	(2,519)	—	(2,519)
Other Comprehensive Loss	—	—	—	—	—	—
Common Stock Issued Under Stock Plans	—	13	—	—	—	13
Change in Treasury Stock - Stock Compensation Plans, Net	—	(35)	—	—	(20)	(55)
Restricted Stock and Restricted Stock Units, Net	—	(2)	—	—	2	—
Stock-Based Compensation Expenses	—	65	—	—	—	65
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at June 30, 2022	$206	$6,128	$(12)	$16,028	$(38)	$22,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$3,576	$2,628
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,664	1,758
Impairments	69	146
Stock-Based Compensation Expenses	69	65
Deferred Income Taxes	428	(567)
Gains on Asset Dispositions, Net	(60)	(122)
Other, Net	6	(10)
Dry Hole Costs	1	23
Mark-to-Market Financial Commodity Derivative Contracts
(Gains) Losses, Net	(477)	4,197
Net Cash Payments for Settlements of Financial Commodity Derivative Contracts	(153)	(2,410)
Other, Net	(1)	21
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	475	(1,400)
Inventories	(303)	(171)
Accounts Payable	(308)	389
Accrued Taxes Payable	20	77
Other Assets	95	(142)
Other Liabilities	146	(1,817)
Changes in Components of Working Capital Associated with Investing Activities	285	211
Net Cash Provided by Operating Activities	5,532	2,876
Investing Cash Flows
Additions to Oil and Gas Properties	(2,646)	(2,288)
Additions to Other Property, Plant and Equipment	(499)	(145)
Proceeds from Sales of Assets	121	231
Other Investing Activities	—	(30)
Changes in Components of Working Capital Associated with Investing Activities	(285)	(211)
Net Cash Used in Investing Activities	(3,309)	(2,443)
Financing Cash Flows
Long-Term Debt Repayments	(1,250)	—
Dividends Paid	(1,547)	(2,509)
Treasury Stock Purchased	(619)	(58)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	9	17
Debt Issuance Costs	(8)	—
Repayment of Finance Lease Liabilities	(16)	(19)
Net Cash Used in Financing Activities	(3,431)	(2,569)
Effect of Exchange Rate Changes on Cash	—	—
Decrease in Cash and Cash Equivalents	(1,208)	(2,136)
Cash and Cash Equivalents at Beginning of Period	5,972	5,209
Cash and Cash Equivalents at End of Period	$4,764	$3,073

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2022 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease and Well	$11	$10	$23	$23
Gathering and Processing Costs	1	1	2	2
Exploration Costs	5	5	10	10
General and Administrative	18	14	34	30
Total	$35	$30	$69	$65

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

At June 30, 2023, approximately 17 million common shares remained available for grant under the 2021 Plan. EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $6 million and $8 million during the three months ended June 30, 2023 and 2022, respectively, and $12 million and $17 million during the six months ended June 30, 2023 and 2022, respectively.

EOG did not grant any stock options or SARs during the six-month period ended June 30, 2023. Weighted average fair values and valuation assumptions used to value stock options and SARs granted during the six-month period ended June 30, 2022 and ESPP grants during the six-month periods ended June 30, 2023 and 2022 are as follows:

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2023 and 2022 (stock options and SARs in thousands):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	4,225	$77.49	9,969	$84.37
Granted	—	—	2	97.64
Exercised (1)	(300)	77.26	(3,928)	93.12
Forfeited	(57)	87.49	(137)	87.54
Outstanding at June 30 (2)	3,868	$77.37	5,906	$78.49
Vested or Expected to Vest (3)	3,727	$77.74	5,603	$79.15
Exercisable at June 30 (4)	2,178	$84.87	2,305	$97.46

(1)The total intrinsic value of stock options/SARs exercised during the six months ended June 30, 2023 and 2022 was $13 million and $108 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at June 30, 2023 and 2022 was $150 million and $202 million, respectively. At June 30, 2023 and 2022, the weighted average remaining contractual life was 3.7 years and 4.5 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2023 and 2022 was $143 million and $189 million, respectively. At June 30, 2023 and 2022, the weighted average remaining contractual life was 3.6 years and 4.4 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at June 30, 2023 and 2022 was $71 million and $44 million, respectively. At both June 30, 2023 and 2022, the weighted average remaining contractual life was 2.7 years.

At June 30, 2023, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $22 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 0.9 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $27 million and $20 million for the three months ended June 30, 2023 and 2022, respectively, and $52 million and $45 million for the six months ended June 30, 2023 and 2022, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2023 and 2022 (shares and units in thousands):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,113	$80.77	4,680	$69.37
Granted	81	117.05	48	115.48
Released (1)	(71)	70.07	(780)	91.98
Forfeited	(67)	83.26	(85)	66.23
Outstanding at June 30 (2)	4,056	$81.63	3,863	$65.45

(1)The total intrinsic value of restricted stock and restricted stock units released during the six months ended June 30, 2023 and 2022, was $8 million and $91 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2023 and 2022, was $464 million and $427 million, respectively.

At June 30, 2023, unrecognized compensation expense related to restricted stock and restricted stock units totaled $238 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.3 years.

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

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $2 million for both the three months ended June 30, 2023 and 2022, and $5 million and $3 million for the six months ended June 30, 2023 and 2022, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the six-month periods ended June 30, 2023 and 2022 (units in thousands):

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	688		$83.82	679	$84.97
Granted	—		—	—	—
Released (1)	(86)		79.98	(57)	136.74
Forfeited for Performance Multiple (2)	(86)		79.98	(56)	136.74
Outstanding at June 30 (3)	516	(4)	$85.10	566	$74.60

(1)The total intrinsic value of Performance Units released was $10 million and $7 million for the six months ended June 30, 2023 and 2022, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(2)Upon completion of the Performance Period for the Performance Units granted in 2019 and 2018, a performance multiple of 50% was applied to each of the grants resulting in a forfeiture of Performance Units in both February 2023 and February 2022.
(3)The total intrinsic value of Performance Units outstanding at June 30, 2023 and 2022, was approximately $59 million and $62 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 1,031 Performance Units could be outstanding.

At June 30, 2023, unrecognized compensation expense related to Performance Units totaled $12 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and six-month periods ended June 30, 2023 and 2022 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,553	$2,238	$3,576	$2,628
Denominator for Basic Earnings Per Share -
Weighted Average Shares	580	583	582	582
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	2	1	2
Restricted Stock/Units and Performance Units	3	3	3	3
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	584	588	586	587
Net Income Per Share
Basic	$2.68	$3.84	$6.14	$4.52
Diluted	$2.66	$3.81	$6.10	$4.48

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were 1 million for both the three-month periods ended June 30, 2023 and 2022, and 1 million for both the six-month periods ended June 30, 2023 and 2022.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022
Interest (1)	$93	$86
Income Taxes, Net of Refunds Received	$487	$1,428

(1)Net of capitalized interest of $16 million and $15 million for the six months ended June 30, 2023 and 2022, respectively.

EOG's accrued capital expenditures and amounts recorded within accounts payable at June 30, 2023 and 2022 were $722 million and $534 million, respectively.

Non-cash investing activities for the six months ended June 30, 2023 and 2022, included additions of $103 million and $84 million, respectively, to EOG's oil and gas properties as a result of property exchanges.

Operating activities for the six months ended June 30, 2023 and 2022, included net cash received of $324 million and net cash used of $1,766 million, respectively, related to the change in collateral posted for financial commodity derivative contracts. For related discussion, see Note 12. These amounts are reflected in Other Liabilities within the Changes in Components of Working Capital and Other Assets and Liabilities line item on the Condensed Consolidated Statements of Cash Flows.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues and Other
United States	$5,520	$7,338	$11,461	$11,252
Trinidad	52	69	155	138
Other International (1)	1	—	1	—
Total	$5,573	$7,407	$11,617	$11,390
Operating Income (Loss)
United States	$1,961	$2,885	$4,473	$3,404
Trinidad	16	25	82	59
Other International (1)	(7)	(7)	(13)	(14)
Total	1,970	2,903	4,542	3,449
Reconciling Items
Other Income, Net	51	27	116	26
Interest Expense, Net	(35)	(48)	(77)	(96)
Income Before Income Taxes	$1,986	$2,882	$4,581	$3,379

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at June 30, 2023 and December 31, 2022 (in millions):

	At June 30, 2023	At December 31, 2022
Total Assets
United States	$40,400	$40,349
Trinidad	967	879
Other International (1)	120	143
Total	$41,487	$41,371

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022
Carrying Amount at January 1	$1,328	$1,231
Liabilities Incurred	18	47
Liabilities Settled (1)	(50)	(151)
Accretion	25	20
Revisions	3	3
Foreign Currency Translation	2	(1)
Carrying Amount at June 30	$1,326	$1,149

Current Portion	$37	$43
Noncurrent Portion	$1,289	$1,106

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2023, are presented below (in millions):

Six Months Ended June 30, 2023
Balance at January 1	$15
Additions Pending the Determination of Proved Reserves	57
Reclassifications to Proved Properties	(14)
Costs Charged to Expense	(1)
Balance at June 30	$57

Six Months Ended June 30, 2023
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$56
Capitalized exploratory well costs that have been capitalized for a period greater than one year (1)	1
Balance at June 30	$57

Number of exploratory wells that have been capitalized for a period greater than one year	1

(1)Consists of costs related to a project in the United States at June 30, 2023.

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

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $28 million and $25 million for the six months ended June 30, 2023 and 2022, respectively. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at June 30, 2023 and December 31, 2022, and did not utilize any commercial paper borrowings during the six months ended June 30, 2023 and 2022.

On March 15, 2023, EOG repaid upon maturity the $1,250 million aggregate principal amount of its 2.625% Senior Notes due 2023.

On June 7, 2023, EOG entered into a $1.9 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders (Banks). The New Facility replaces EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of June 27, 2019, with domestic and foreign lenders (2019 Facility), which had a scheduled maturity date of June 27, 2024 and was terminated by EOG (without penalty), effective as of June 7, 2023, in connection with the completion of the New Facility.

The New Facility has a scheduled maturity date of June 7, 2028 and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods, subject to, among certain other terms and conditions, the consent of the Banks holding greater than 50% of the commitments then outstanding under the New Facility. The New Facility commits the Banks to provide advances up to an aggregate principal amount of $1.9 billion outstanding at any given time, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions. The New Facility also includes a swingline subfacility and a letter of credit subfacility. Advances under the New Facility will accrue interest based, at EOG's option, on either the Secured Overnight Financing Rate (SOFR) plus 0.1% plus an applicable margin, or the Base Rate (as defined in the New Facility) plus an applicable margin. The applicable margin used in connection with interest rates and fees will be based on EOG's credit rating for its senior unsecured long-term debt at the applicable time.

Consistent with the terms of the 2019 Facility, the New Facility contains representations, warranties, covenants and events of default that EOG believes are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of Total Debt to Total Capitalization (as such terms are defined in the New Facility) of no greater than 65%. At June 30, 2023, EOG was in compliance with this financial covenant.

There were no borrowings or letters of credit outstanding under the 2019 Facility as of (i) December 31, 2022 or (ii) the June 7, 2023 effective date of the closing of the New Facility and termination of the 2019 Facility. Further, at June 30, 2023, there were no borrowings or letters of credit outstanding under the New Facility. The SOFR and Base Rate (inclusive of the applicable margin), had there been any amounts borrowed under the New Facility at June 30, 2023, would have been 6.14% and 8.25%, respectively.

Common Stock. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three months and six months ended June 30, 2023, EOG repurchased 2.8 million and 5.7 million shares of common stock, respectively, for approximately $300 million and $610 million (inclusive of transaction fees and commissions), respectively, pursuant to the November 2021 Authorization. As of June 30, 2023, approximately $4.4 billion remained available for repurchases under the November 2021 Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2023, are $5 million of estimated federal excise taxes.

On February 23, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share, paid on April 28, 2023, to stockholders of record as of April 14, 2023. The Board also declared on such date a special cash dividend on the common stock of $1.00 per share, paid on March 30, 2023, to stockholders of record as of March 16, 2023.

On May 4, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share paid on July 31, 2023, to stockholders of record as of July 17, 2023.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On August 3, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share payable on October 31, 2023, to stockholders of record as of October 17, 2023.

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2022 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2023
Financial Assets:
Natural Gas Basis Swaps	$—	$7	$—	$7
Financial Liabilities:
Natural Gas Swaps	—	303	—	303

At December 31, 2022
Financial Assets:
Natural Gas Basis Swaps	$—	$29	$—	$29
Financial Liabilities:
Natural Gas Swaps	—	703	—	703
Crude Oil Swaps	—	190	—	190

See Note 12 for the balance sheet amounts and classification of EOG's financial commodity derivative instruments at June 30, 2023 and December 31, 2022.

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

At June 30, 2023 and December 31, 2022, respectively, EOG had outstanding $3,640 million and $4,890 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $3,526 million and $4,740 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the six-month period ended June 30, 2023 (closed) and outstanding as of June 30, 2023. Crude oil volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl). Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2023 (closed)	New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI)	95	$67.90	6	$102.26
April - May 2023 (closed)	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed)	NYMEX WTI	2	69.10	2	98.15

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - July 2023 (closed)	NYMEX Henry Hub	300	$3.36
August - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - June 2023 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	135	$0.01
July - December 2023	NYMEX Henry Hub HSC Differential	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity derivative instruments at June 30, 2023 and December 31, 2022. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2023	December 31, 2022
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$22	$169
Noncurrent portion	Other Liabilities (2)	274	371

(1)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $28 million, partially offset by gross assets of $6 million and no collateral posted at June 30, 2023. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $287 million, partially offset by gross assets of $26 million and collateral posted with counterparties of $92 million, at December 31, 2022.
(2)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $275 million, partially offset by gross assets of $1 million and no collateral posted at June 30, 2023. The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $606 million, partially offset by gross assets of $3 million and collateral posted with counterparties of $232 million, at December 31, 2022.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at both June 30, 2023 and December 31, 2022. EOG had no collateral posted and no collateral held at June 30, 2023. EOG had $324 million of collateral posted and no collateral held at December 31, 2022. EOG had no collateral posted and no collateral held at August 2, 2023.

13.  Acquisitions and Divestitures

During the six months ended June 30, 2023, EOG paid cash of $135 million, primarily to acquire a gathering and processing system in the Powder River Basin. Additionally, during the six months ended June 30, 2023, EOG recognized net gains on asset dispositions of $60 million and received proceeds of $121 million, primarily due to the sale of EOG's equity interest in ammonia plant investments in Trinidad, along with the sale of certain legacy assets in the Texas Panhandle.

During the six months ended June 30, 2022, EOG paid cash for property acquisitions of $351 million in the United States. Additionally, during the six months ended June 30, 2022, EOG recognized net gains on asset dispositions of $122 million and received proceeds of $231 million, primarily due to the sale of certain legacy natural gas assets in the Rocky Mountain area and producing properties in the Mid-Continent area.

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

For the first six months of 2023, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $74.92 per barrel and $2.76 per million British thermal units (MMBtu), respectively, representing decreases of 26% and 54%, respectively, from the average NYMEX prices for the same period in 2022. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Inflation Considerations; Availability of Materials, Labor & Services. Beginning in the second half of 2021 and continuing, to a lesser degree, through the first three months of 2023, EOG, similar to other companies in its industry, has experienced inflationary pressures on its operating and capital costs - namely the costs of fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor and drilling and completion services. Such inflationary pressures have resulted from (i) supply chain disruptions caused by the COVID-19 pandemic and the resulting limited availability of certain materials and products manufactured using such materials; (ii) increased demand for fuel and steel; (iii) increased demand for drilling and completion services coupled with a limited number of available service providers, resulting in increased competition for such services among EOG and other companies in its industry; (iv) labor shortages; and (v) other factors, including the ongoing conflict between Russia and the Ukraine which began in late February 2022. Beginning in the second quarter of 2023, EOG has seen these inflationary pressures diminish and, in certain circumstances, seen a decline in prices. However, the market for such materials, services and labor continues to fluctuate and, as a result, the timing and impact of any price changes on EOG's future operating and capital costs is uncertain.

Such inflationary pressures on EOG's operating and capital costs have, in turn, impacted its cash flows and results of operations. However, by virtue of its continued focus on increasing its drilling, completion and operating efficiencies and improving the performance of its wells, as well as the flexibility provided by its multi-basin drilling portfolio, EOG has, to date, been able to largely offset such impacts. EOG currently expects such inflationary pressures to result in an increase of approximately 10 percent in its fiscal year 2023 well costs (i.e., its costs for drilling, completions and well-site facilities) versus fiscal year 2022. Accordingly, such increase in EOG's fiscal year 2023 well costs did not have a material impact on EOG's second quarter 2023 cash flows, and EOG currently does not expect such increase to have a material impact on its full-year 2023 cash flows. Further, such inflationary pressures and the factors contributing to such inflationary pressures (described above) have not, to date, impacted EOG's results of operations, liquidity, capital resources, cash requirements or financial position or its ability to conduct its day-to-day drilling, completion and production operations.

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

During the first six months of 2023, EOG continued to focus on increasing drilling, completion and operating efficiencies, to improve well performance and, as is further discussed above, to mitigate inflationary pressures on its operating and capital costs (e.g., costs for fuel and tubulars). In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 73% and 75% of EOG's United States production during the first six months of 2023 and 2022, respectively. During the first six months of 2023, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas.

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

EOG expects to commence drilling in the third quarter of 2023 from the recently completed platform in the Modified U(a) Block where it expects to complete three development wells and one exploratory well from this platform in 2023. Additionally, in the first half of 2023, EOG completed the design phase for the platform and related facilities in the Mento Area and expects to make significant construction progress during the second half of 2023.

Also, in the first half of 2023, EOG sold its equity interest in its ammonia plant investments.

Other International. In November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. In the first half of 2023, EOG continued to prepare for the drilling of an exploration well which is expected to commence in 2024, subject to statutory approvals and equipment availability.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

2023 Capital and Operating Plan. Total 2023 capital expenditures are estimated to range from approximately $5.8 billion to $6.2 billion, including facilities and gathering, processing, transportation and other expenditures, and excluding acquisitions, non-cash transactions and exploration costs. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in the Delaware Basin, Eagle Ford play, Rocky Mountain area and Dorado gas play where it generates its highest rates of return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to mitigate inflationary pressures on its operating and capital costs (e.g., costs for fuel and tubulars) through efficiency gains; see the above related discussion. Full-year 2023 total crude oil, NGLs and natural gas production is expected to increase modestly versus 2022. In addition, EOG plans to continue to spend a portion of its anticipated 2023 capital expenditures on leasing acreage, evaluating new prospects, transportation infrastructure and environmental projects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 13% and 17% at June 30, 2023 and December 31, 2022, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At June 30, 2023, EOG maintained a strong financial and liquidity position, including $4.8 billion of cash and cash equivalents on hand and $1.9 billion of availability under its senior unsecured revolving credit facility (discussed below).

On June 7, 2023, EOG entered into a $1.9 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders. The New Facility replaces EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of June 27, 2019, with domestic and foreign lenders, which had a scheduled maturity date of June 27, 2024 and was terminated by EOG (without penalty), effective as of June 7, 2023, in connection with the completion of the New Facility.

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

Cash Return Framework. EOG maintains quantitative guidance as part of its cash return framework - specifically, a commitment to return a minimum of 60% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of quarterly dividends, special dividends and share repurchases. For discussion regarding our payment of dividends, see ITEM 1A, Risk Factors, and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of EOG's 2022 Annual Report. For discussion regarding our share repurchases conducted during the second quarter of 2023 and our share repurchase authorization, see Part II, Item 2., Unregistered Sales of Equity Securities and Use of Proceeds, in this Quarterly Report on Form 10-Q.

Dividend Declarations. On February 23, 2023, EOG's Board of Directors (Board) declared a quarterly cash dividend on the common stock of $0.825 per share, paid on April 28, 2023, to stockholders of record as of April 14, 2023. The Board also declared on such date a special dividend on the common stock of $1.00 per share, paid on March 30, 2023, to stockholders of record as of March 16, 2023.

On May 4, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share paid on July 31, 2023, to stockholders of record as of July 17, 2023.

On August 3, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share payable on October 31, 2023, to stockholders of record as of October 17, 2023.

Share Repurchases. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three months and six months ended June 30, 2023, EOG repurchased 2.8 million and 5.7 million shares of common stock, respectively, for approximately $300 million and $610 million (inclusive of transaction fees and commissions), respectively, pursuant to the November 2021 Authorization. As of June 30, 2023, approximately $4.4 billion remained available for repurchases under the November 2021 Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2023, are $5 million of estimated federal excise taxes.

Results of Operations

The following review of operations for the three months ended June 30, 2023 and 2022 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Operating Revenues. During the second quarter of 2023, operating revenues decreased $1,834 million, or 25%, to $5,573 million from $7,407 million for the same period of 2022. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the second quarter of 2023 decreased $2,481 million, or 38%, to $3,995 million from $6,476 million for the same period of 2022. EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $101 million for the second quarter of 2023 compared to net losses of $1,377 million for the same period of 2022. Gathering, processing and marketing revenues for the second quarter of 2023 decreased $704 million, or 32%, to $1,465 million from $2,169 million for the same period of 2022. Net losses on asset dispositions were $9 million for the second quarter of 2023 compared to net gains of $97 million for the same period of 2022.

Wellhead volume and price statistics for the three-month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2022
Crude Oil and Condensate Volumes (MBbld) (1)
United States	476.0	463.5
Trinidad	0.6	0.6
Total	476.6	464.1
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$74.98	$111.26
Trinidad	64.88	98.29
Composite	74.97	111.25
Natural Gas Liquids Volumes (MBbld) (1)
United States	215.7	201.9
Total	215.7	201.9
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$20.85	$42.28
Natural Gas Volumes (MMcfd) (1)
United States	1,513	1,324
Trinidad	155	204
Total	1,668	1,528
Average Natural Gas Prices ($/Mcf) (2)
United States	$2.07	$7.77
Trinidad	3.45	3.42
Composite	2.20	7.19
Crude Oil Equivalent Volumes (MBoed) (3)
United States	943.8	886.1
Trinidad	26.5	34.6
Total	970.3	920.7

Total MMBoe (3)	88.3	83.8

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

Wellhead crude oil and condensate revenues for the second quarter of 2023 decreased $1,447 million, or 31%, to $3,252 million from $4,699 million for the same period of 2022. The decrease was due to a lower composite average price ($1,568 million), partially offset by an increase of 12.5 MBbld, or 3%, in wellhead crude oil and condensate production ($121 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford play and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the second quarter of 2023 decreased 33% to $74.97 per barrel compared to $111.25 per barrel for the same period of 2022.

NGL revenues for the second quarter of 2023 decreased $368 million, or 47%, to $409 million from $777 million for the same period of 2022 due to a lower composite average price ($419 million), partially offset by an increase of 13.8 MBbld, or 7%, in NGL deliveries ($51 million). Increased production was primarily from the Permian Basin, partially offset by decreased production from the Eagle Ford play. EOG's composite NGL price for the second quarter of 2023 decreased 51% to $20.85 per barrel compared to $42.28 per barrel for the same period of 2022.

Wellhead natural gas revenues for the second quarter of 2023 decreased $666 million, or 67%, to $334 million from $1,000 million for the same period of 2022. The decrease was due to a lower composite average price ($752 million), partially offset by an increase in natural gas deliveries ($86 million). Natural gas deliveries for the second quarter of 2023 increased 140 MMcfd, or 9%, compared to the same period of 2022 due primarily to increased production of associated natural gas from the Permian Basin and higher deliveries in the Dorado gas play, partially offset by lower natural gas deliveries in Trinidad and decreased production of associated natural gas from the Eagle Ford play. EOG's composite wellhead natural gas price for the second quarter of 2023 decreased 69% to $2.20 per Mcf compared to $7.19 per Mcf for the same period of 2022.

During the second quarter of 2023, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $101 million compared to net losses of $1,377 million for the same period of 2022. During the second quarter of 2023, net cash paid for settlements of financial commodity derivative contracts was $30 million compared to net cash paid for settlements of financial commodity derivative contracts of $2,114 million for the same period of 2022.

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

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2023 decreased $33 million as compared to the same period of 2022 primarily due to lower margins on crude oil marketing activities.

Operating and Other Expenses.  For the second quarter of 2023, operating expenses of $3,603 million were $901 million lower than the $4,504 million incurred during the second quarter of 2022.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Lease and Well	$3.94	$3.87
Transportation Costs	2.67	2.91
Gathering and Processing Costs	1.81	1.81
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.30	10.42
Other Property, Plant and Equipment	0.51	0.45
General and Administrative (G&A)	1.61	1.53
Interest Expense, Net	0.40	0.57
Total (1)	$20.24	$21.56

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, G&A and interest expense, net for the three months ended June 30, 2023, compared to the same period of 2022, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $348 million for the second quarter of 2023 increased $24 million from $324 million for the same prior year period primarily due to increased operating and maintenance costs ($20 million) and increased lease and well administrative expenses ($6 million), partially offset by decreased workover expenditures ($5 million), all in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $236 million for the second quarter of 2023 decreased $8 million from $244 million for the same prior year period primarily due to decreased transportation costs related to production from the Eagle Ford play ($12 million), partially offset by increased transportation costs related to production from the Permian Basin ($6 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $8 million to $160 million for the second quarter of 2023 compared to $152 million for the same prior year period primarily due to increased gathering and processing fees ($6 million) related to production from the Permian Basin and increased operating and maintenance expenses ($6 million) related to production from the Rocky Mountain area, partially offset by decreased operating and maintenance expenses related to production from the Eagle Ford play ($6 million).

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

DD&A expenses for the second quarter of 2023 decreased $45 million to $866 million from $911 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2023 were $53 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($110 million), partially offset by increased production in the United States ($55 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to favorable well performance, increased ethane recovery and reserve additions at lower costs per Boe during the quarter.

G&A expenses of $142 million for the second quarter of 2023 increased $14 million from $128 million for the same prior year period primarily due to increased employee-related costs.

Interest expense, net of $35 million for the second quarter of 2023 decreased $13 million compared to the same prior year period primarily due to the repayment in March 2023 of the $1,250 million aggregate principal amount of 2.625% Senior Notes due 2023 ($9 million) and decreased interest expense on certain royalty payments ($4 million).

Exploration costs of $47 million for the second quarter of 2023 increased $12 million from $35 million for the same prior year period due primarily to increased geological and geophysical expenditures in the United States.

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

The following table represents impairments for the second quarter of 2023 and 2022 (in millions):

	Three Months Ended June 30,
	2023	2022
Proved properties	$1	$13
Unproved properties	33	54
Other assets	—	23
Firm commitment contracts	1	1
Total	$35	$91

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2023 decreased $159 million to $313 million (7.8% of wellhead revenues) from $472 million (7.3% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes ($172 million) and increased state severance tax refunds ($3 million), partially offset by increased ad valorem/property taxes ($17 million), all in the United States.

Other income, net was $51 million for the second quarter of 2023 compared to other income, net of $27 million for the same prior year period. The change of $24 million in the second quarter of 2023 was primarily due to increased interest income ($47 million), partially offset by the absence of equity income due to the sale of EOG's equity interest in ammonia plant investments in Trinidad in the first quarter of 2023 ($15 million) and increased deferred compensation expense ($8 million).

EOG recognized an income tax provision of $433 million for the second quarter of 2023 compared to an income tax provision of $644 million for the second quarter of 2022, primarily due to decreased pretax income.  The net effective tax rate for the second quarter of 2023 was unchanged from the prior year period rate of 22%.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Operating Revenues. During the first six months of 2023, operating revenues increased $227 million, or 2%, to $11,617 million from $11,390 million for the same period of 2022. Total wellhead revenues for the first six months of 2023 decreased $3,578 million, or 30%, to $8,184 million from $11,762 million for the same period of 2022. During the first six months of 2023, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $477 million compared to net losses of $4,197 million for the same period of 2022. Gathering, processing and marketing revenues for the first six months of 2023 decreased $783 million, or 22%, to $2,855 million from $3,638 million for the same period of 2022. Net gains on asset dispositions were $60 million for the first six months of 2023 compared to net gains of $122 million for the same period of 2022.

Wellhead volume and price statistics for the six-month periods ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Crude Oil and Condensate Volumes (MBbld)
United States	466.6	456.5
Trinidad	0.6	0.7
Total	467.2	457.2
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$76.10	$103.80
Trinidad	66.92	90.33
Composite	76.09	103.78
Natural Gas Liquids Volumes (MBbld)
United States	213.9	196.1
Total	213.9	196.1
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$23.23	$41.07
Natural Gas Volumes (MMcfd)
United States	1,494	1,287
Trinidad	160	206
Total	1,654	1,493
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.76	$6.83
Trinidad	3.67	3.39
Composite	2.84	6.35
Crude Oil Equivalent Volumes (MBoed)
United States	929.5	867.1
Trinidad	27.2	35.0
Total	956.7	902.1

Total MMBoe	173.2	163.3

(1)    Excludes the impact of financial commodity derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

Wellhead crude oil and condensate revenues for the first six months of 2023 decreased $2,154 million, or 25%, to $6,434 million from $8,588 million for the same period of 2022 due to a lower composite average price ($2,341 million), partially offset by an increase of 10.0 MBbld, or 2%, in wellhead crude oil and condensate production ($187 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford play and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the first six months of 2023 decreased 27% to $76.09 per barrel compared to $103.78 per barrel for the same period of 2022.

NGL revenues for the first six months of 2023 decreased $559 million, or 38%, to $899 million from $1,458 million for the same period of 2022 due to a lower composite average price ($690 million), partially offset by an increase of 17.8 MBbld, or 9%, in NGL deliveries ($131 million). Increased production was primarily from the Permian Basin, partially offset by decreased production from the Eagle Ford play. EOG's composite NGL price for the first six months of 2023 decreased 43% to $23.23 per barrel compared to $41.07 per barrel for the same period of 2022.

Wellhead natural gas revenues for the first six months of 2023 decreased $865 million, or 50%, to $851 million from $1,716 million for the same period of 2022. The decrease was due to a lower composite average price ($1,049 million), partially offset by an increase in natural gas deliveries ($184 million). Natural gas deliveries for the first six months of 2023 increased 161 MMcfd, or 11%, compared to the same period of 2022 due primarily to increased production of associated natural gas from the Permian Basin and higher deliveries in the Dorado gas play, partially offset by lower natural gas deliveries in Trinidad and decreased production of associated natural gas from the Eagle Ford play. EOG's composite wellhead natural gas price for the first six months of 2023 decreased 55% to $2.84 per Mcf compared to $6.35 per Mcf for the same period of 2022.

During the first six months of 2023, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $477 million compared to net losses of $4,197 million for the same period of 2022. During the first six months of 2023, net cash paid for settlements of financial commodity derivative contracts was $153 million. Net cash paid for settlements of financial commodity derivative contracts was $2,410 million for the same period of 2022.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2023 decreased $190 million as compared to the same period of 2022 primarily due to lower margins on crude oil marketing activities.

Operating and Other Expenses. For the first six months of 2023, operating expenses of $7,075 million were $866 million lower than the $7,941 million incurred during the same period of 2022. The following table presents the costs per Boe for the six-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Lease and Well	$4.08	$3.93
Transportation Costs	2.73	2.89
Gathering and Processing Costs	1.84	1.81
DD&A -
Oil and Gas Properties	9.13	10.31
Other Property, Plant and Equipment	0.48	0.46
G&A	1.66	1.54
Interest Expense, Net	0.44	0.59
Total (1)	$20.36	$21.53

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, gathering and processing costs, DD&A, G&A and interest expense, net for the six months ended June 30, 2023, compared to the same period of 2022 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $707 million for the first six months of 2023 increased $65 million from $642 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($46 million) and Trinidad ($5 million) and increased lease and well administrative expenses in the United States ($15 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

Gathering and processing costs increased $23 million to $319 million for the first six months of 2023 compared to $296 million for the same prior year period primarily due to increased gathering and processing fees related to production from the Permian Basin ($20 million) and increased operating and maintenance expenses related to production from the Permian Basin ($12 million) and the Rocky Mountain area ($7 million), partially offset by decreased gathering and processing fees related to production from the Rocky Mountain area ($10 million) and decreased operating and maintenance expenses related to production from the Eagle Ford play ($6 million).

DD&A expenses for the first six months of 2023 decreased $94 million to $1,664 million from $1,758 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2023 were $102 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($222 million), partially offset by increased production in the United States ($117 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to favorable well performance, increased ethane recovery and reserves added at lower cost per Boe during the year.

G&A expenses of $287 million for the first six months of 2023 increased $35 million from $252 million for the same prior year period primarily due to increased employee-related costs.

Interest expense, net of $77 million for the first six months of 2023 decreased $19 million compared to the same prior year period primarily due to the repayment in March 2023 of the $1,250 million aggregate principal amount of 2.625% Senior Notes due 2023 ($10 million) and decreased interest expense on certain royalty payments ($8 million).

Exploration costs of $97 million for the first six months of 2023 increased $17 million from $80 million for the same prior year period due primarily to increased geological and geophysical expenditures in the United States.

The following table represents impairments for the six-month periods ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022
Proved properties	$3	$14
Unproved properties	65	108
Other assets	—	23
Firm commitment contracts	1	1
Total	$69	$146

Taxes other than income for the first six months of 2023 decreased $220 million to $642 million (7.8% of wellhead revenues) from $862 million (7.3% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes ($227 million) and increased state severance tax refunds ($4 million), partially offset by increased ad valorem/property taxes ($16 million), all in the United States.

Other income, net was $116 million for the first six months of 2023 compared to other income, net of $26 million for the same prior year period. The change of $90 million in the first six months of 2023 was primarily due to increased interest income ($107 million) and decreased deferred compensation expense ($7 million), partially offset by the absence of equity income due to the sale of EOG's equity interest in ammonia plant investments in Trinidad in the first quarter of 2023 ($28 million).

EOG recognized an income tax provision of $1,005 million for the first six months of 2023 compared to an income tax provision of $751 million for the first six months of 2022, primarily due to increased pretax income. The net effective tax rate for the first six months of 2023 was unchanged from the prior year period tax rate of 22%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2023, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were exploration and development expenditures; funds used in operations; dividend payments to stockholders; repayment of maturing debt; purchases of treasury stock; and other property, plant and equipment expenditures. During the first six months of 2023, EOG's cash balance decreased $1,208 million to $4,764 million from $5,972 million at December 31, 2022.

Net cash provided by operating activities of $5,532 million for the first six months of 2023 increased $2,656 million compared to the same period of 2022 primarily due to a decrease in net cash paid for settlements of financial commodity derivative contracts ($2,257 million), net cash provided by a change in collateral posted for financial commodity derivative contracts ($2,090 million), net cash provided by working capital and other assets and liabilities in the first six months of 2023 ($76 million) compared to net cash used in working capital and other assets and liabilities in the first six months of 2022 ($1,164 million) and a decrease in net cash paid for income taxes ($941 million), partially offset by a decrease in wellhead revenues ($3,578 million) and a decrease in gathering, processing and marketing revenues less marketing costs ($190 million).

Net cash used in investing activities of $3,309 million for the first six months of 2023 increased $866 million compared to the same period of 2022 due to an increase in additions to oil and gas properties ($358 million), an increase in additions to other property, plant and equipment ($354 million), a decrease in proceeds from the sale of assets ($110 million) and net cash used in working capital associated with investing activities in the first six months of 2023 ($285 million) compared to net cash used in working capital associated with investing activities in the first six months of 2022 ($211 million), partially offset by a decrease in other investing activities ($30 million).

Net cash used in financing activities of $3,431 million for the first six months of 2023 included cash dividend payments ($1,547 million), repayments of long-term debt ($1,250 million), purchases of treasury stock ($619 million) and repayment of finance lease liabilities ($16 million). Net cash used in financing activities of $2,569 million for the first six months of 2022 included cash dividend payments ($2,509 million), purchases of treasury stock in connection with stock compensation plans ($58 million) and repayment of finance lease liabilities ($19 million).

Total Expenditures. For the full-year 2023, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $5.8 billion to $6.2 billion, excluding acquisitions, non-cash transactions and exploration costs. The table below sets out components of total expenditures for the six-month periods ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022
Expenditure Category
Capital
Exploration and Development Drilling (1)	$2,394	$1,679
Facilities	226	199
Leasehold Acquisitions (2)	102	98
Property Acquisitions (3)	10	356
Capitalized Interest	16	15
Subtotal	2,748	2,347
Exploration Costs	97	80
Dry Hole Costs	1	23
Exploration and Development Expenditures	2,846	2,450
Asset Retirement Costs	36	70
Total Exploration and Development Expenditures	2,882	2,520
Other Property, Plant and Equipment (4)	499	145
Total Expenditures	$3,381	$2,665

(1)    Exploration and development drilling included $35 million for the six-month period ended June 30, 2023, related to non-cash development drilling.
(2)    Leasehold acquisitions included $59 million and $79 million for the six-month periods ended June 30, 2023 and 2022, respectively, related to non-cash property exchanges.
(3)    Property acquisitions included $9 million and $5 million for the six-month periods ended June 30, 2023 and 2022, respectively, related to non-cash property exchanges.
(4)    Other Property, Plant and Equipment included $134 million for the six-month period ended June 30, 2023, related to the acquisition of a gathering and processing system in the Powder River Basin.

Exploration and development expenditures of $2,846 million for the first six months of 2023 were $396 million higher than the same period of 2022 primarily due to increased exploration and development drilling expenditures in the United States ($695 million) and increased facilities expenditures ($27 million), partially offset by decreased property acquisitions ($346 million). Exploration and development expenditures for the first six months of 2023 of $2,846 million consisted of $2,545 million in development drilling and facilities, $275 million in exploration, $16 million in capitalized interest and $10 million in property acquisitions. Exploration and development expenditures for the first six months of 2022 of $2,450 million consisted of $1,845 million in development drilling and facilities, $356 million in property acquisitions, $234 million in exploration and $15 million in capitalized interest.

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

The total fair value of EOG's financial commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at June 30, 2023, as a net liability of $296 million.

As discussed in "Operating Revenues and Other," the net cash paid for settlements of financial commodity derivative contracts during the second quarter and first six months of 2023 was $30 million and $153 million, respectively.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2023 to July 31, 2023 (closed) and outstanding as of July 31, 2023. Crude oil volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2023 (closed)	NYMEX West Texas Intermediate (WTI)	95	$67.90	6	$102.26
April - May 2023 (closed)	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed)	NYMEX WTI	2	69.10	2	98.15

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - August 2023 (closed)	NYMEX Henry Hub	300	$3.36
September - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - July 2023 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	135	$0.01
August - December 2023	NYMEX Henry Hub HSC Differential	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at August 2, 2023. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX WTI and Henry Hub prices.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter ended June 30, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)

April 1, 2023 - April 30, 2023	8,628	$120.58	$—	$4,689,743,029
May 1, 2023 - May 31, 2023	1,848,250	108.23	199,538,361	$4,490,204,668
June 1, 2023 - June 30, 2023	928,159	108.80	100,461,600	$4,389,743,068
Total	2,785,037	108.46	299,999,961

(1)Includes 2,767,398 shares repurchased during the quarter ended June 30, 2023, at an average price of $108.41 per share (inclusive of commissions and transaction fees), pursuant to the November 2021 Authorization (as defined and further discussed below); such repurchases count against the November 2021 Authorization. Also includes 17,639 total shares that were withheld by or returned to EOG during the quarter ended June 30, 2023, at an average price of $116.53 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options (such shares do not count against the November 2021 Authorization).
(2)Effective November 4, 2021, EOG's Board of Directors (Board) established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). As of the date of this filing, (i) EOG has repurchased an aggregate 5,709,234 shares at a total cost of $610,256,932 (inclusive of commissions and transaction fees) under the November 2021 Authorization and (ii) an additional $4,389,743,068 of shares may be purchased under the November 2021 Authorization.
(3)Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended or terminated by the Board at any time.

ITEM 5.    OTHER INFORMATION

Trading Plans/Arrangements. During the quarter ended June 30, 2023, no director or Section 16 officer of EOG adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Exhibit No.		Description

10.1	-
Revolving Credit Agreement, dated as of June 7, 2023, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to EOG's Current Report on Form 8-K, filed June 12, 2023 (SEC File No. 001-09743).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Six Months Ended June 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets - June 30, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Six Months Ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 3, 2023	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)