Form 10-Q
period 2023-09-30
EOG RESOURCES INC
filed 2023-11-02
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	583,149,602	(as of October 26, 2023)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues and Other
Crude Oil and Condensate	$3,717	$4,109	$10,151	$12,697
Natural Gas Liquids	501	693	1,400	2,151
Natural Gas	417	1,235	1,268	2,951
Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts	43	(18)	520	(4,215)
Gathering, Processing and Marketing	1,478	1,561	4,333	5,199
Gains (Losses) on Asset Dispositions, Net	35	(21)	95	101
Other, Net	21	34	62	99
Total	6,212	7,593	17,829	18,983
Operating Expenses
Lease and Well	369	335	1,076	977
Transportation Costs	240	257	712	729
Gathering and Processing Costs	166	167	485	463
Exploration Costs	43	35	140	115
Dry Hole Costs	—	18	1	41
Impairments	54	94	123	240
Marketing Costs	1,383	1,621	4,200	5,031
Depreciation, Depletion and Amortization	898	906	2,562	2,664
General and Administrative	161	162	448	414
Taxes Other Than Income	341	334	983	1,196
Total	3,655	3,929	10,730	11,870
Operating Income	2,557	3,664	7,099	7,113
Other Income, Net	52	40	168	66
Income Before Interest Expense and Income Taxes	2,609	3,704	7,267	7,179
Interest Expense, Net	36	41	113	137
Income Before Income Taxes	2,573	3,663	7,154	7,042
Income Tax Provision	543	809	1,548	1,560
Net Income	$2,030	$2,854	$5,606	$5,482
Net Income Per Share
Basic	$3.51	$4.90	$9.65	$9.40
Diluted	$3.48	$4.86	$9.60	$9.34
Average Number of Common Shares
Basic	579	583	581	583
Diluted	583	587	584	587
Comprehensive Income
Net Income	$2,030	$2,854	$5,606	$5,482
Other Comprehensive Income
Foreign Currency Translation Adjustments	2	5	1	6
Other, Net of Tax	—	1	—	—
Other Comprehensive Income	2	6	1	6
Comprehensive Income	$2,032	$2,860	$5,607	$5,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$5,326	$5,972
Accounts Receivable, Net	2,927	2,774
Inventories	1,379	1,058
Income Taxes Receivable	—	97
Other	626	574
Total	10,258	10,475
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	70,730	67,322
Other Property, Plant and Equipment	5,355	4,786
Total Property, Plant and Equipment	76,085	72,108
Less: Accumulated Depreciation, Depletion and Amortization	(44,362)	(42,679)
Total Property, Plant and Equipment, Net	31,723	29,429
Deferred Income Taxes	33	33
Other Assets	1,633	1,434
Total Assets	$43,647	$41,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,464	$2,532
Accrued Taxes Payable	605	405
Dividends Payable	478	482
Liabilities from Price Risk Management Activities	22	169
Current Portion of Long-Term Debt	34	1,283
Current Portion of Operating Lease Liabilities	337	296
Other	285	346
Total	4,225	5,513

Long-Term Debt	3,772	3,795
Other Liabilities	2,698	2,574
Deferred Income Taxes	5,194	4,710
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 588,651,638 Shares Issued at September 30, 2023 and 588,396,757 Shares Issued at December 31, 2022	206	206
Additional Paid in Capital	6,133	6,187
Accumulated Other Comprehensive Loss	(7)	(8)
Retained Earnings	22,047	18,472
Common Stock Held in Treasury, 5,602,445 Shares at September 30, 2023 and 700,281 Shares at December 31, 2022	(621)	(78)
Total Stockholders' Equity	27,758	24,779
Total Liabilities and Stockholders' Equity	$43,647	$41,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2023	$206	$6,257	$(9)	$20,497	$(694)	$26,257
Net Income	—	—	—	2,030	—	2,030
Common Stock Dividends Declared, $0.825 Per Share	—	—	—	(480)	—	(480)
Other Comprehensive Income	—	—	2	—	—	2
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Restricted Stock and Restricted Stock Units, Net	—	(154)	—	—	154	—
Stock-Based Compensation Expenses	—	57	—	—	—	57
Treasury Stock Repurchased	—	—	—	—	(61)	(61)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(27)	—	—	(20)	(47)
Balance at September 30, 2023	$206	$6,133	$(7)	$22,047	$(621)	$27,758

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2022	$206	$6,128	$(12)	$16,028	$(38)	$22,312
Net Income	—	—	—	2,854	—	2,854
Common Stock Dividends Declared, $2.25 Per Share	—	—	—	(1,319)	—	(1,319)
Other Comprehensive Income	—	—	6	—	—	6
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Change in Treasury Stock - Stock Compensation Plans, Net	—	(5)	—	—	(33)	(38)
Restricted Stock and Restricted Stock Units, Net	—	(2)	—	—	2	—
Stock-Based Compensation Expenses	—	34	—	—	—	34
Balance at September 30, 2022	$206	$6,155	$(6)	$17,563	$(69)	$23,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2022	$206	$6,187	$(8)	$18,472	$(78)	$24,779
Net Income	—	—	—	5,606	—	5,606
Common Stock Dividends Declared, $3.475 Per Share	—	—	—	(2,031)	—	(2,031)
Other Comprehensive Income	—	—	1	—	—	1
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Restricted Stock and Restricted Stock Units, Net	—	(156)	—	—	156	—
Stock-Based Compensation Expenses	—	126	—	—	—	126
Treasury Stock Repurchased	—	—	—	—	(676)	(676)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(24)	—	—	(23)	(47)
Balance at September 30, 2023	$206	$6,133	$(7)	$22,047	$(621)	$27,758

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2021	$206	$6,087	$(12)	$15,919	$(20)	$22,180
Net Income	—	—	—	5,482	—	5,482
Common Stock Dividends Declared, $6.55 Per Share	—	—	—	(3,838)	—	(3,838)
Other Comprehensive Income	—	—	6	—	—	6
Common Stock Issued Under Stock Plans	—	13	—	—	—	13
Change in Treasury Stock - Stock Compensation Plans, Net	—	(40)	—	—	(53)	(93)
Restricted Stock and Restricted Stock Units, Net	—	(4)	—	—	4	—
Stock-Based Compensation Expenses	—	99	—	—	—	99
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at September 30, 2022	$206	$6,155	$(6)	$17,563	$(69)	$23,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$5,606	$5,482
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,562	2,664
Impairments	123	240
Stock-Based Compensation Expenses	126	99
Deferred Income Taxes	484	(240)
Gains on Asset Dispositions, Net	(95)	(101)
Other, Net	5	(15)
Dry Hole Costs	1	41
Mark-to-Market Financial Commodity Derivative Contracts
(Gains) Losses, Net	(520)	4,215
Net Cash Payments for Settlements of Financial Commodity Derivative Contracts	(130)	(3,257)
Other, Net	(2)	33
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(239)	(1,008)
Inventories	(331)	(311)
Accounts Payable	(70)	301
Accrued Taxes Payable	200	24
Other Assets	3	(271)
Other Liabilities	200	(548)
Changes in Components of Working Capital Associated with Investing Activities	313	301
Net Cash Provided by Operating Activities	8,236	7,649
Investing Cash Flows
Additions to Oil and Gas Properties	(4,025)	(3,390)
Additions to Other Property, Plant and Equipment	(638)	(248)
Proceeds from Sales of Assets	135	310
Other Investing Activities	—	(30)
Changes in Components of Working Capital Associated with Investing Activities	(313)	(301)
Net Cash Used in Investing Activities	(4,841)	(3,659)
Financing Cash Flows
Long-Term Debt Repayments	(1,250)	—
Dividends Paid	(2,041)	(3,821)
Treasury Stock Purchased	(728)	(95)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	10	17
Debt Issuance Costs	(8)	—
Repayment of Finance Lease Liabilities	(24)	(27)
Net Cash Used in Financing Activities	(4,041)	(3,926)
Effect of Exchange Rate Changes on Cash	—	(1)
Increase (Decrease) in Cash and Cash Equivalents	(646)	63
Cash and Cash Equivalents at Beginning of Period	5,972	5,209
Cash and Cash Equivalents at End of Period	$5,326	$5,272

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2022 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease and Well	$16	$6	$39	$29
Gathering and Processing Costs	1	1	3	3
Exploration Costs	8	—	18	10
General and Administrative	32	27	66	57
Total	$57	$34	$126	$99

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

At September 30, 2023, approximately 15 million common shares remained available for grant under the 2021 Plan. EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $8 million and $11 million during the three months ended September 30, 2023 and 2022, respectively, and $20 million and $28 million during the nine months ended September 30, 2023 and 2022, respectively.

EOG did not grant any stock options or SARs during the nine-month period ended September 30, 2023. Weighted average fair values and valuation assumptions used to value stock options and SARs granted during the nine-month period ended September 30, 2022 and ESPP grants during the nine-month periods ended September 30, 2023 and 2022 are as follows:

	Stock Options/SARs	ESPP
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2023	2022
Weighted Average Fair Value of Grants	$28.30	$29.39	$26.71
Expected Volatility	42.20%	38.07%	43.08%
Risk-Free Interest Rate	0.89%	5.02%	1.33%
Dividend Yield	3.28%	2.67%	2.88%
Expected Life	5.3 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2023 and 2022 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	4,225	$77.49	9,969	$84.37
Granted	—	—	2	97.64
Exercised (1)	(924)	76.88	(4,282)	91.63
Forfeited	(78)	86.69	(192)	84.26
Outstanding at September 30 (2)	3,223	$77.45	5,497	$78.73
Vested or Expected to Vest (3)	3,175	$77.38	5,344	$79.05
Exercisable at September 30 (4)	2,646	$76.53	3,686	$84.18

(1)The total intrinsic value of stock options/SARs exercised during the nine months ended September 30, 2023 and 2022 was $46 million and $122 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at September 30, 2023 and 2022 was $159 million and $194 million, respectively. At September 30, 2023 and 2022, the weighted average remaining contractual life was 3.6 years and 4.3 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2023 and 2022 was $157 million and $187 million, respectively. At September 30, 2023 and 2022, the weighted average remaining contractual life was 3.6 years and 4.3 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at September 30, 2023 and 2022 was $133 million and $114 million, respectively. At September 30, 2023 and 2022, the weighted average remaining contractual life was 3.3 years and 3.7 years, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At September 30, 2023, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $17 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 0.9 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $43 million and $18 million for the three months ended September 30, 2023 and 2022, respectively, and $95 million and $63 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2023 and 2022 (shares and units in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,113	$80.77	4,680	$69.37
Granted	1,629	131.33	1,623	113.03
Released (1)	(1,208)	40.27	(1,953)	82.05
Forfeited	(85)	84.25	(130)	65.44
Outstanding at September 30 (2)	4,449	$110.21	4,220	$80.41

(1)The total intrinsic value of restricted stock and restricted stock units released during the nine months ended September 30, 2023 and 2022, was $156 million and $215 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2023 and 2022, was $564 million and $472 million, respectively.

At September 30, 2023, unrecognized compensation expense related to restricted stock and restricted stock units totaled $398 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

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

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $6 million and $5 million for the three months ended September 30, 2023 and 2022, respectively, and $11 million and $8 million for the nine months ended September 30, 2023 and 2022, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the nine-month periods ended September 30, 2023 and 2022 (units in thousands):

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	688		$83.82	679	$84.97
Granted	109		141.59	122	126.55
Released (1)	(86)		79.98	(57)	136.74
Forfeited for Performance Multiple (2)	(86)		79.98	(56)	136.74
Outstanding at September 30 (3)	625	(4)	$94.94	688	$83.82

(1)The total intrinsic value of Performance Units released was $10 million and $7 million for the nine months ended September 30, 2023 and 2022, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(2)Upon completion of the Performance Period for the Performance Units granted in 2019 and 2018, a performance multiple of 50% was applied to each of the grants resulting in a forfeiture of Performance Units in both February 2023 and February 2022.
(3)The total intrinsic value of Performance Units outstanding at September 30, 2023 and 2022, was approximately $79 million and $77 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 1,249 Performance Units could be outstanding.

At September 30, 2023, unrecognized compensation expense related to Performance Units totaled $22 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and nine-month periods ended September 30, 2023 and 2022 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$2,030	$2,854	$5,606	$5,482
Denominator for Basic Earnings Per Share -
Weighted Average Shares	579	583	581	583
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	1	1	2
Restricted Stock/Units and Performance Units	3	3	2	2
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	583	587	584	587
Net Income Per Share
Basic	$3.51	$4.90	$9.65	$9.40
Diluted	$3.48	$4.86	$9.60	$9.34

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero and 1 million for the three-month periods ended September 30, 2023 and 2022, respectively, and were 1 million for both the nine-month periods ended September 30, 2023 and 2022.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022
Interest (1)	$110	$123
Income Taxes, Net of Refunds Received	$876	$2,059

(1)Net of capitalized interest of $24 million and $26 million for the nine months ended September 30, 2023 and 2022, respectively.

EOG's accrued capital expenditures and amounts recorded within accounts payable at September 30, 2023 and 2022 were $716 million and $575 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2023 and 2022, included additions of $154 million and $113 million, respectively, to EOG's oil and gas properties as a result of property exchanges.

Operating activities for the nine months ended September 30, 2023 and 2022, included net cash received of $324 million and net cash used of $546 million, respectively, related to the change in collateral posted for financial commodity derivative contracts. For related discussion, see Note 12. These amounts are reflected in Other Liabilities within the Changes in Components of Working Capital and Other Assets and Liabilities line item on the Condensed Consolidated Statements of Cash Flows.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues and Other
United States	$6,164	$7,481	$17,625	$18,733
Trinidad	48	111	203	249
Other International (1)	—	1	1	1
Total	$6,212	$7,593	$17,829	$18,983
Operating Income (Loss)
United States	$2,559	$3,606	$7,032	$7,010
Trinidad	17	73	99	132
Other International (1) (2)	(19)	(15)	(32)	(29)
Total	2,557	3,664	7,099	7,113
Reconciling Items
Other Income, Net	52	40	168	66
Interest Expense, Net	(36)	(41)	(113)	(137)
Income Before Income Taxes	$2,573	$3,663	$7,154	$7,042

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.
(2)    EOG recorded pretax impairment charges of $14 million and $10 million for the three months ended September 30, 2023 and 2022, respectively, and $18 million and $12 million for the nine months ended September 30, 2023 and 2022, respectively, for proved oil and gas properties and firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada.

Total assets by reportable segment are presented below at September 30, 2023 and December 31, 2022 (in millions):

	At September 30, 2023	At December 31, 2022
Total Assets
United States	$42,532	$40,349
Trinidad	989	879
Other International (1)	126	143
Total	$43,647	$41,371

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022
Carrying Amount at January 1	$1,328	$1,231
Liabilities Incurred	49	83
Liabilities Settled (1)	(80)	(178)
Accretion	37	32
Revisions	166	102
Foreign Currency Translation	—	(5)
Carrying Amount at September 30	$1,500	$1,265

Current Portion	$42	$38
Noncurrent Portion	$1,458	$1,227

(1)Includes settlements related to asset sales.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2023, are presented below (in millions):

Nine Months Ended September 30, 2023
Balance at January 1	$15
Additions Pending the Determination of Proved Reserves	133
Reclassifications to Proved Properties	(35)
Costs Charged to Expense	(1)
Balance at September 30	$112

Nine Months Ended September 30, 2023
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$109
Capitalized exploratory well costs that have been capitalized for a period greater than one year (1)	3
Balance at September 30	$112

Number of exploratory wells that have been capitalized for a period greater than one year	2

(1)Consists of costs related to projects in the United States at September 30, 2023.

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

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $42 million and $37 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at September 30, 2023 and December 31, 2022, and did not utilize any commercial paper borrowings during the nine months ended September 30, 2023 and 2022.

On March 15, 2023, EOG repaid upon maturity the $1,250 million aggregate principal amount of its 2.625% Senior Notes due 2023.

On June 7, 2023, EOG entered into a $1.9 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders (Banks). The New Facility replaced EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of June 27, 2019, with domestic and foreign lenders (2019 Facility), which had a scheduled maturity date of June 27, 2024 and was terminated by EOG (without penalty), effective as of June 7, 2023, in connection with the completion of the New Facility.

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

Consistent with the terms of the 2019 Facility, the New Facility contains representations, warranties, covenants and events of default that EOG believes are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of Total Debt to Total Capitalization (as such terms are defined in the New Facility) of no greater than 65%. At September 30, 2023, EOG was in compliance with this financial covenant.

There were no borrowings or letters of credit outstanding under the 2019 Facility as of (i) December 31, 2022 or (ii) the June 7, 2023 effective date of the closing of the New Facility and termination of the 2019 Facility. Further, at September 30, 2023, there were no borrowings or letters of credit outstanding under the New Facility. The SOFR and Base Rate (inclusive of the applicable margins), had there been any amounts borrowed under the New Facility at September 30, 2023, would have been 6.32% and 8.50%, respectively.

EOG RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Common Stock. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three and nine months ended September 30, 2023, EOG repurchased 0.5 million and 6.2 million shares of common stock, respectively, for approximately $60.9 million and $671.1 million (inclusive of transaction fees and commissions), respectively, pursuant to the November 2021 Authorization. As of September 30, 2023, approximately $4.3 billion remained available for repurchases under the November 2021 Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2023, is $5.2 million of estimated federal excise taxes.

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

On August 3, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share paid on October 31, 2023, to stockholders of record as of October 17, 2023.

On November 2, 2023, the Board (i) increased the quarterly cash dividend on the common stock from the previous $0.825 per share to $0.91 per share, effective beginning with the dividend payable on January 31, 2024, to stockholders of record as of January 17, 2024, and (ii) declared a special cash dividend on the common stock of $1.50 per share, payable on December 29, 2023, to stockholders of record as of December 15, 2023.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2022 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2023
Financial Assets:
Natural Gas Basis Swaps	$—	$5	$—	$5
Financial Liabilities:
Natural Gas Swaps	—	282	—	282

At December 31, 2022
Financial Assets:
Natural Gas Basis Swaps	$—	$29	$—	$29
Financial Liabilities:
Natural Gas Swaps	—	703	—	703
Crude Oil Swaps	—	190	—	190

See Note 12 for the balance sheet amounts and classification of EOG's financial commodity derivative instruments at September 30, 2023 and December 31, 2022.

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

At September 30, 2023 and December 31, 2022, respectively, EOG had outstanding $3,640 million and $4,890 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $3,373 million and $4,740 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the nine-month period ended September 30, 2023 (closed) and outstanding as of September 30, 2023. Crude oil volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl). Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2023 (closed)	New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI)	95	$67.90	6	$102.26
April - May 2023 (closed)	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed)	NYMEX WTI	2	69.10	2	98.15

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - October 2023 (closed)	NYMEX Henry Hub	300	$3.36
November - December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - September 2023 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	135	$0.01
October - December 2023	NYMEX Henry Hub HSC Differential	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity derivative instruments at September 30, 2023 and December 31, 2022. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2023	December 31, 2022
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Current portion	Liabilities from Price Risk Management Activities (1)	$22	$169
Noncurrent portion	Other Liabilities (2)	255	371

(1)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $26 million, partially offset by gross assets of $4 million and no collateral posted, at September 30, 2023. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $287 million, partially offset by gross assets of $26 million and collateral posted with counterparties of $92 million, at December 31, 2022.
(2)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $256 million, partially offset by gross assets of $1 million and no collateral posted at September 30, 2023. The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $606 million, partially offset by gross assets of $3 million and collateral posted with counterparties of $232 million, at December 31, 2022.

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

All of EOG's derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at both September 30, 2023 and December 31, 2022. EOG had no collateral posted and no collateral held at September 30, 2023. EOG had $324 million of collateral posted and no collateral held at December 31, 2022. EOG had no collateral posted and no collateral held at November 1, 2023.

13.  Acquisitions and Divestitures

During the nine months ended September 30, 2023, EOG paid cash of $134 million, primarily to acquire a gathering and processing system in the Powder River Basin. Additionally, during the nine months ended September 30, 2023, EOG recognized net gains on asset dispositions of $95 million and received proceeds of $135 million, primarily due to the sale of EOG's equity interest in ammonia plant investments in Trinidad, the sale of certain legacy assets in the Texas Panhandle, the sale of certain gathering and processing assets and the sale of certain other assets.

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

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EOG RESOURCES, INC.

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States with proved reserves in the United States and the Republic of Trinidad and Tobago (Trinidad). EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating and capital costs and maximizing reserve recoveries. Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to maximize long-term shareholder value and maintain a strong balance sheet. EOG implements its strategy primarily by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves. Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations and robust environmental stewardship practices and performance, is integral in the implementation of EOG's strategy.

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

For the first nine months of 2023, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $77.37 per barrel and $2.69 per million British thermal units (MMBtu), respectively, representing decreases of 21% and 60%, respectively, from the average NYMEX prices for the same period in 2022. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Inflation Considerations; Availability of Materials, Labor & Services. Beginning in the second half of 2021 and continuing, to a lesser degree, through the first three months of 2023, EOG, similar to other companies in its industry, experienced inflationary pressures on its operating and capital costs - namely the costs of fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor and drilling and completion services. Such inflationary pressures resulted from (i) supply chain disruptions caused by the COVID-19 pandemic and the resulting limited availability of certain materials and products manufactured using such materials; (ii) increased demand for fuel and steel; (iii) increased demand for drilling and completion services coupled with a limited number of available service providers, resulting in increased competition for such services among EOG and other companies in its industry; (iv) labor shortages; and (v) other factors, including the ongoing conflict between Russia and the Ukraine which began in late February 2022. Beginning in the second quarter of 2023, EOG has seen these inflationary pressures diminish and, in certain circumstances, seen a decline in prices. However, the market for such materials, services and labor continues to fluctuate and, as a result, the timing and impact of any price changes on EOG's future operating and capital costs is uncertain.

Such inflationary pressures on EOG's operating and capital costs have, in turn, impacted its cash flows and results of operations. However, by virtue of its continued focus on increasing its drilling, completion and operating efficiencies and improving the performance of its wells, as well as the flexibility provided by its multi-basin drilling portfolio, EOG has, to date, been able to largely offset such impacts. EOG currently expects such inflationary pressures to result in an increase of no more than 10 percent in its fiscal year 2023 well costs (i.e., its costs for drilling, completions and well-site facilities) versus fiscal year 2022. Accordingly, such increase in EOG's fiscal year 2023 well costs did not have a material impact on EOG's third quarter 2023 cash flows, and EOG currently does not expect such increase to have a material impact on its full-year 2023 cash flows. Further, such inflationary pressures and the factors contributing to such inflationary pressures (described above) have not, to date, impacted EOG's results of operations, liquidity, capital resources, cash requirements or financial position or its ability to conduct its day-to-day drilling, completion and production operations.

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

Climate Change. For discussion of climate change matters and related regulatory matters, including potential developments related to climate change and the potential impacts and risks of such developments on EOG, see ITEM 1A. Risk Factors and the related discussion in ITEM 1. Business - Regulation of EOG's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023 (EOG's 2022 Annual Report). EOG will continue to monitor and assess any climate change-related developments that could impact EOG and the oil and gas industry, to determine the impact on its business and operations, and take appropriate actions where necessary.

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

During the first nine months of 2023, EOG continued to focus on increasing drilling, completion and operating efficiencies, to improve well performance and, as is further discussed above, to mitigate inflationary pressures on its operating and capital costs (e.g., costs for fuel and tubulars). In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 73% and 75% of EOG's United States production during the first nine months of 2023 and 2022, respectively. During the first nine months of 2023, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas.

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

EOG commenced drilling in the third quarter of 2023 from the recently completed platform in the Modified U(a) Block. From this platform, EOG expects to complete two net developmental wells and one net exploratory well in the fourth quarter of 2023 and, in the first quarter of 2024, complete one net development well and one net exploratory well. Additionally, in the first nine months of 2023, EOG completed the design phase for the platform and related facilities in the Mento Area and commenced construction of such platform and related facilities in the third quarter of 2023.

Also, EOG sold its equity interest in its ammonia plant investments in the first quarter of 2023.

Other International. In November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. In the first nine months of 2023, EOG continued to prepare for the drilling of an exploration well which is expected to commence in 2024, subject to statutory approvals and equipment availability.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploitation opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

2023 Capital and Operating Plan. Total 2023 capital expenditures are estimated to range from approximately $5.9 billion to $6.1 billion, including facilities and gathering, processing, transportation and other expenditures, and excluding acquisitions, non-cash transactions and exploration costs. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in the Delaware Basin, Eagle Ford play, Rocky Mountain area and Dorado gas play where it generates its highest rates of return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to mitigate inflationary pressures on its operating and capital costs (e.g., costs for fuel and tubulars) through drilling, completion and operating efficiency gains; see the above related discussion. Full-year 2023 total crude oil, NGLs and natural gas production is expected to increase modestly versus 2022. In addition, EOG plans to continue to spend a portion of its anticipated 2023 capital expenditures on leasing acreage, evaluating new prospects, transportation infrastructure and environmental projects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 12% and 17% at September 30, 2023 and December 31, 2022, respectively. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At September 30, 2023, EOG maintained a strong financial and liquidity position, including $5.3 billion of cash and cash equivalents on hand and $1.9 billion of availability under its senior unsecured revolving credit facility (discussed below).

On June 7, 2023, EOG entered into a $1.9 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders. The New Facility replaced EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of June 27, 2019, with domestic and foreign lenders, which had a scheduled maturity date of June 27, 2024 and was terminated by EOG (without penalty), effective as of June 7, 2023, in connection with the completion of the New Facility.

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

Cash Return Framework. In May 2022, EOG announced the addition of quantitative guidance to its cash return framework - specifically, a commitment to return a minimum of 60% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of quarterly dividends, special dividends and share repurchases. On November 2, 2023, EOG announced an increase in such cash return commitment – specifically, a commitment, effective beginning with fiscal year 2024, to return a minimum of 70% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of quarterly dividends, special dividends and share repurchases.

For discussion regarding our payment of dividends, see ITEM 1A. Risk Factors and ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of EOG's 2022 Annual Report. For discussion regarding our share repurchases conducted during the third quarter of 2023 and our share repurchase authorization, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q.

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

On August 3, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share paid on October 31, 2023, to stockholders of record as of October 17, 2023.

On November 2, 2023, the Board (i) increased the quarterly cash dividend on the common stock from the previous $0.825 per share to $0.91 per share, effective beginning with the dividend payable on January 31, 2024, to stockholders of record as of January 17, 2024, and (ii) declared a special cash dividend on the common stock of $1.50 per share, payable on December 29, 2023, to stockholders of record as of December 15, 2023.

Share Repurchases. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three and nine months ended September 30, 2023, EOG repurchased 0.5 million and 6.2 million shares of common stock, respectively, for approximately $60.9 million and $671.1 million (inclusive of transaction fees and commissions), respectively, pursuant to the November 2021 Authorization. As of September 30, 2023, approximately $4.3 billion remained available for repurchases under the November 2021 Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2023, is $5.2 million of estimated federal excise taxes.

Results of Operations

The following review of operations for the three months ended September 30, 2023 and 2022 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Operating Revenues. During the third quarter of 2023, operating revenues decreased $1,381 million, or 18%, to $6,212 million from $7,593 million for the same period of 2022. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2023 decreased $1,402 million, or 23%, to $4,635 million from $6,037 million for the same period of 2022. EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $43 million for the third quarter of 2023 compared to net losses of $18 million for the same period of 2022. Gathering, processing and marketing revenues for the third quarter of 2023 decreased $83 million, or 5%, to $1,478 million from $1,561 million for the same period of 2022. Net gains on asset dispositions were $35 million for the third quarter of 2023 compared to net losses of $21 million for the same period of 2022.

Wellhead volume and price statistics for the three-month periods ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2022
Crude Oil and Condensate Volumes (MBbld) (1)
United States	482.8	464.6
Trinidad	0.5	0.5
Total	483.3	465.1
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$83.61	$96.05
Trinidad	71.38	84.98
Composite	83.60	96.04
Natural Gas Liquids Volumes (MBbld) (1)
United States	231.1	209.3
Total	231.1	209.3
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$23.56	$36.02
Natural Gas Volumes (MMcfd) (1)
United States	1,562	1,306
Trinidad	142	163
Total	1,704	1,469
Average Natural Gas Prices ($/Mcf) (2)
United States	$2.59	$9.35
Trinidad	3.41	7.45	(4)
Composite	2.66	9.14
Crude Oil Equivalent Volumes (MBoed) (3)
United States	974.2	891.6
Trinidad	24.3	27.6
Total	998.5	919.2

Total MMBoe (3)	91.9	84.6

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
(4)Includes revenue adjustment of $3.37 per Mcf ($0.37 per Mcf of EOG's composite wellhead natural gas price) related to a price adjustment per a provision of the natural gas sales contract with NGC amended in July 2022 for natural gas sales during the period from September 2020 through June 2022.

Wellhead crude oil and condensate revenues for the third quarter of 2023 decreased $392 million, or 10%, to $3,717 million from $4,109 million for the same period of 2022. The decrease was due to a lower composite average price ($556 million), partially offset by an increase of 18.2 MBbld, or 4%, in wellhead crude oil and condensate production ($164 million). Increased production was primarily in the Permian Basin. EOG's composite wellhead crude oil and condensate price for the third quarter of 2023 decreased 13% to $83.60 per barrel compared to $96.04 per barrel for the same period of 2022.

NGL revenues for the third quarter of 2023 decreased $192 million, or 28%, to $501 million from $693 million for the same period of 2022 due to a lower composite average price ($264 million), partially offset by an increase of 21.8 MBbld, or 10%, in NGL deliveries ($72 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the third quarter of 2023 decreased 35% to $23.56 per barrel compared to $36.02 per barrel for the same period of 2022.

Wellhead natural gas revenues for the third quarter of 2023 decreased $818 million, or 66%, to $417 million from $1,235 million for the same period of 2022. The decrease was due to a lower composite average price ($1,019 million), partially offset by an increase in natural gas deliveries ($201 million). Natural gas deliveries for the third quarter of 2023 increased 235 MMcfd, or 16%, compared to the same period of 2022 due primarily to increased production of associated natural gas from the Permian Basin and higher deliveries in the Dorado gas play and the Rocky Mountain area, partially offset by lower natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the third quarter of 2023 decreased 71% to $2.66 per Mcf compared to $9.14 per Mcf for the same period of 2022.

During the third quarter of 2023, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $43 million compared to net losses of $18 million for the same period of 2022. During the third quarter of 2023, net cash received from settlements of financial commodity derivative contracts was $23 million compared to net cash paid for settlements of financial commodity derivative contracts of $847 million for the same period of 2022.

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

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2023 increased $155 million as compared to the same period of 2022 primarily due to higher margins on crude oil marketing activities, partially offset by lower margins on natural gas marketing activities.

Operating and Other Expenses.  For the third quarter of 2023, operating expenses of $3,655 million were $274 million lower than the $3,929 million incurred during the third quarter of 2022.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Lease and Well	$4.02	$3.96
Transportation Costs	2.61	3.04
Gathering and Processing Costs	1.81	1.97
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.31	10.24
Other Property, Plant and Equipment	0.47	0.47
General and Administrative (G&A)	1.75	1.92
Interest Expense, Net	0.39	0.48
Total (1)	$20.36	$22.08

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, DD&A and interest expense, net for the three months ended September 30, 2023, compared to the same period of 2022, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $369 million for the third quarter of 2023 increased $34 million from $335 million for the same prior year period primarily due to increased lease and well administrative expenses ($22 million), increased operating and maintenance costs ($8 million) and increased workover expenditures ($4 million), all in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

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

Transportation costs of $240 million for the third quarter of 2023 decreased $17 million from $257 million for the same prior year period primarily due to decreased transportation costs related to production from the Eagle Ford play ($9 million), the Permian Basin ($5 million) and the Rocky Mountain area ($4 million).

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

DD&A expenses for the third quarter of 2023 decreased $8 million to $898 million from $906 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2023 were $11 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($92 million), partially offset by increased production in the United States ($78 million) and increased unit rates in Trinidad ($4 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to favorable well performance, increased ethane recovery and reserve additions at lower costs per Boe during the quarter.

Interest expense, net of $36 million for the third quarter of 2023 decreased $5 million compared to the same prior year period primarily due to the repayment in March 2023 of the $1,250 million aggregate principal amount of 2.625% Senior Notes due 2023.

Exploration costs of $43 million for the third quarter of 2023 increased $8 million from $35 million for the same prior year period due primarily to increased administrative expenses in the United States.

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

The following table represents impairments for the third quarter of 2023 and 2022 (in millions):

	Three Months Ended September 30,
	2023	2022
Proved properties	$23	$45
Unproved properties	30	49
Firm commitment contracts	1	—
Total	$54	$94

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2023 increased $7 million to $341 million (7.4% of wellhead revenues) from $334 million (5.5% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to state severance tax refunds received in 2022 ($115 million), partially offset by decreased severance/production taxes ($95 million) and decreased ad valorem/property taxes ($16 million), all in the United States.

Other income, net was $52 million for the third quarter of 2023 compared to other income, net of $40 million for the same prior year period. The change of $12 million in the third quarter of 2023 was primarily due to increased interest income ($27 million), partially offset by the absence of equity income due to the sale of EOG's equity interest in ammonia plant investments in Trinidad in the first quarter of 2023 ($9 million).

EOG recognized an income tax provision of $543 million for the third quarter of 2023 compared to an income tax provision of $809 million for the third quarter of 2022, primarily due to decreased pretax income.  The net effective tax rate for the third quarter of 2023 decreased to 21% from 22% for the third quarter of 2022.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Operating Revenues. During the first nine months of 2023, operating revenues decreased $1,154 million, or 6%, to $17,829 million from $18,983 million for the same period of 2022. Total wellhead revenues for the first nine months of 2023 decreased $4,980 million, or 28%, to $12,819 million from $17,799 million for the same period of 2022. During the first nine months of 2023, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $520 million compared to net losses of $4,215 million for the same period of 2022. Gathering, processing and marketing revenues for the first nine months of 2023 decreased $866 million, or 17%, to $4,333 million from $5,199 million for the same period of 2022. Net gains on asset dispositions were $95 million for the first nine months of 2023 compared to net gains of $101 million for the same period of 2022.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Crude Oil and Condensate Volumes (MBbld)
United States	472.0	459.2
Trinidad	0.6	0.7
Total	472.6	459.9
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$78.69	$101.16
Trinidad	68.37	88.84
Composite	78.67	101.14
Natural Gas Liquids Volumes (MBbld)
United States	219.7	200.6
Total	219.7	200.6
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$23.35	$39.29
Natural Gas Volumes (MMcfd)
United States	1,517	1,293
Trinidad	154	192
Total	1,671	1,485
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.70	$7.68
Trinidad	3.59	4.55	(2)
Composite	2.78	7.28
Crude Oil Equivalent Volumes (MBoed)
United States	944.6	875.3
Trinidad	26.2	32.6
Total	970.8	907.9

Total MMBoe	265.0	247.8

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

Wellhead crude oil and condensate revenues for the first nine months of 2023 decreased $2,546 million, or 20%, to $10,151 million from $12,697 million for the same period of 2022 due to a lower composite average price ($2,900 million), partially offset by an increase of 12.7 MBbld, or 3%, in wellhead crude oil and condensate production ($354 million). Increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford play and the Rocky Mountain area. EOG's composite wellhead crude oil and condensate price for the first nine months of 2023 decreased 22% to $78.67 per barrel compared to $101.14 per barrel for the same period of 2022.

NGL revenues for the first nine months of 2023 decreased $751 million, or 35%, to $1,400 million from $2,151 million for the same period of 2022 due to a lower composite average price ($955 million), partially offset by an increase of 19.1 MBbld, or 10%, in NGL deliveries ($204 million). Increased production was primarily from the Permian Basin, partially offset by decreased production from the Eagle Ford play. EOG's composite NGL price for the first nine months of 2023 decreased 41% to $23.35 per barrel compared to $39.29 per barrel for the same period of 2022.

Wellhead natural gas revenues for the first nine months of 2023 decreased $1,683 million, or 57%, to $1,268 million from $2,951 million for the same period of 2022. The decrease was due to a lower composite average price ($2,054 million), partially offset by an increase in natural gas deliveries ($371 million). Natural gas deliveries for the first nine months of 2023 increased 186 MMcfd, or 13%, compared to the same period of 2022 due primarily to increased production of associated natural gas from the Permian Basin and higher deliveries in the Dorado gas play, partially offset by lower natural gas deliveries in Trinidad and decreased production of associated natural gas from the Eagle Ford play. EOG's composite wellhead natural gas price for the first nine months of 2023 decreased 62% to $2.78 per Mcf compared to $7.28 per Mcf for the same period of 2022.

During the first nine months of 2023, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $520 million compared to net losses of $4,215 million for the same period of 2022. During the first nine months of 2023, net cash paid for settlements of financial commodity derivative contracts was $130 million. Net cash paid for settlements of financial commodity derivative contracts was $3,257 million for the same period of 2022.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2023 decreased $35 million as compared to the same period of 2022 primarily due to lower margins on natural gas marketing activities.

Operating and Other Expenses. For the first nine months of 2023, operating expenses of $10,730 million were $1,140 million lower than the $11,870 million incurred during the same period of 2022. The following table presents the costs per Boe for the nine-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Lease and Well	$4.06	$3.94
Transportation Costs	2.69	2.94
Gathering and Processing Costs	1.83	1.87
DD&A -
Oil and Gas Properties	9.19	10.28
Other Property, Plant and Equipment	0.48	0.47
G&A	1.69	1.67
Interest Expense, Net	0.43	0.55
Total (1)	$20.37	$21.72

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, G&A and interest expense, net for the nine months ended September 30, 2023, compared to the same period of 2022 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $1,076 million for the first nine months of 2023 increased $99 million from $977 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($54 million) and Trinidad ($6 million) and increased lease and well administrative expenses in the United States ($37 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting in increased production.

Transportation costs of $712 million for the first nine months of 2023 decreased $17 million from $729 million for the same prior year period primarily due to decreased transportation costs related to production from the Eagle Ford play ($32 million) and the Rocky Mountain area ($9 million), partially offset by increased transportation costs related to production from the Permian Basin ($18 million) and the Dorado gas play ($6 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGL fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $22 million to $485 million for the first nine months of 2023 compared to $463 million for the same prior year period primarily due to increased gathering and processing fees related to production from the Permian Basin ($20 million) and increased operating and maintenance expenses related to production from the Rocky Mountain area ($11 million) and the Permian Basin ($9 million), partially offset by decreased gathering and processing fees related to production from the Rocky Mountain area ($12 million) and decreased operating and maintenance expenses related to production from the Eagle Ford play ($12 million).

DD&A expenses for the first nine months of 2023 decreased $102 million to $2,562 million from $2,664 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2023 were $113 million lower than the same prior year period. The decrease primarily reflects decreased unit rates in the United States ($315 million) and decreased production in Trinidad ($9 million), partially offset by increased production in the United States ($195 million) and increased unit rates in Trinidad ($10 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to favorable well performance, increased ethane recovery and reserves added at lower cost per Boe during the year. DD&A expenses associated with other property, plant and equipment for the first nine months of 2023 were $11 million higher than the same prior year period primarily due to an increase in expenses related to gathering and processing assets and equipment.

G&A expenses of $448 million for the first nine months of 2023 increased $34 million from $414 million for the same prior year period primarily due to increased employee-related costs.

Interest expense, net of $113 million for the first nine months of 2023 decreased $24 million compared to the same prior year period primarily due to the repayment in March 2023 of the $1,250 million aggregate principal amount of 2.625% Senior Notes due 2023 ($19 million) and decreased interest expense on certain royalty payments ($7 million).

Exploration costs of $140 million for the first nine months of 2023 increased $25 million from $115 million for the same prior year period due primarily to increased geological and geophysical expenditures ($16 million) and increased administrative expenses ($10 million), both in the United States.

The following table represents impairments for the nine-month periods ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022
Proved properties	$26	$59
Unproved properties	95	157
Other assets	—	23
Firm commitment contracts	2	1
Total	$123	$240

Taxes other than income for the first nine months of 2023 decreased $213 million to $983 million (7.7% of wellhead revenues) from $1,196 million (6.7% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes ($322 million), partially offset by decreased state severance tax refunds ($112 million), all in the United States.

Other income, net was $168 million for the first nine months of 2023 compared to other income, net of $66 million for the same prior year period. The change of $102 million in the first nine months of 2023 was primarily due to increased interest income ($134 million), partially offset by the absence of equity income due to the sale of EOG's equity interest in ammonia plant investments in Trinidad in the first quarter of 2023 ($37 million).

EOG's income tax provision of $1,548 million for the first nine months of 2023 decreased from an income tax provision of $1,560 million for the first nine months of 2022. The net effective tax rate for the first nine months of 2023 was unchanged from the prior year tax rate of 22%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2023, were funds generated from operations and proceeds from sales of assets. The primary uses of cash were exploration and development expenditures; funds used in operations; dividend payments to stockholders; repayment of maturing debt; purchases of treasury stock; and other property, plant and equipment expenditures. During the first nine months of 2023, EOG's cash balance decreased $646 million to $5,326 million from $5,972 million at December 31, 2022.

Net cash provided by operating activities of $8,236 million for the first nine months of 2023 increased $587 million compared to the same period of 2022 primarily due to a decrease in net cash paid for settlements of financial commodity derivative contracts ($3,127 million), a decrease in net cash paid for income taxes ($1,183 million), net cash provided by a change in collateral posted for financial commodity derivative contracts ($870 million) and a decrease in net cash used in working capital and other assets and liabilities ($543 million), partially offset by a decrease in wellhead revenues ($4,980 million).

Net cash used in investing activities of $4,841 million for the first nine months of 2023 increased $1,182 million compared to the same period of 2022 due to an increase in additions to oil and gas properties ($635 million), an increase in additions to other property, plant and equipment ($390 million), a decrease in proceeds from the sale of assets ($175 million) and an increase in net cash used in working capital associated with investing activities ($12 million), partially offset by a decrease in other investing activities ($30 million).

Net cash used in financing activities of $4,041 million for the first nine months of 2023 included cash dividend payments ($2,041 million), repayments of long-term debt ($1,250 million), purchases of treasury stock ($728 million) and repayment of finance lease liabilities ($24 million). Net cash used in financing activities of $3,926 million for the first nine months of 2022 included cash dividend payments ($3,821 million), purchases of treasury stock in connection with stock compensation plans ($95 million) and repayment of finance lease liabilities ($27 million).

Total Expenditures. For the full-year 2023, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $5.9 billion to $6.1 billion, excluding acquisitions, non-cash transactions and exploration costs. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022
Expenditure Category
Capital
Exploration and Development Drilling (1)	$3,619	$2,599
Facilities	373	291
Leasehold Acquisitions (2)	153	148
Property Acquisitions (3)	9	398
Capitalized Interest	24	26
Subtotal	4,178	3,462
Exploration Costs	140	115
Dry Hole Costs	1	41
Exploration and Development Expenditures	4,319	3,618
Asset Retirement Costs	227	209
Total Exploration and Development Expenditures	4,546	3,827
Other Property, Plant and Equipment (4)	638	248
Total Expenditures	$5,184	$4,075

(1)    Exploration and development drilling included $85 million for the nine-month period ended September 30, 2023, related to non-cash development drilling.
(2)    Leasehold acquisitions included $60 million and $107 million for the nine-month periods ended September 30, 2023 and 2022, respectively, related to non-cash property exchanges.
(3)    Property acquisitions included $9 million and $6 million for the nine-month periods ended September 30, 2023 and 2022, respectively, related to non-cash property exchanges.
(4)    Other Property, Plant and Equipment included $134 million for the nine-month period ended September 30, 2023, related to the acquisition of a gathering and processing system in the Powder River Basin.

Exploration and development expenditures of $4,319 million for the first nine months of 2023 were $701 million higher than the same period of 2022 primarily due to increased exploration and development drilling expenditures in the United States ($986 million) and increased facilities expenditures ($82 million), partially offset by decreased property acquisitions ($389 million). Exploration and development expenditures for the first nine months of 2023 of $4,319 million consisted of $3,836 million in development drilling and facilities, $450 million in exploration, $24 million in capitalized interest and $9 million in property acquisitions. Exploration and development expenditures for the first nine months of 2022 of $3,618 million consisted of $2,822 million in development drilling and facilities, $398 million in property acquisitions, $372 million in exploration and $26 million in capitalized interest.

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

The total fair value of EOG's financial commodity derivative contracts was reflected on the Condensed Consolidated Balance Sheets at September 30, 2023, as a net liability of $277 million.

As discussed in "Operating Revenues," the net cash received from settlements of financial commodity derivative contracts during the third quarter of 2023 was $23 million and the net cash paid for the settlements of financial commodity derivatives during the first nine months of 2023 was $130 million.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2023 to October 31, 2023 (closed) and outstanding as of October 31, 2023. Crude oil volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2023 (closed)	NYMEX West Texas Intermediate (WTI)	95	$67.90	6	$102.26
April - May 2023 (closed)	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed)	NYMEX WTI	2	69.10	2	98.15

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - November 2023 (closed)	NYMEX Henry Hub	300	$3.36
December 2023	NYMEX Henry Hub	300	3.36
January - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - October 2023 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	135	$0.01
November - December 2023	NYMEX Henry Hub HSC Differential	135	0.01
January - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at November 1, 2023. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX WTI and Henry Hub prices.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition. Applying this threshold, there are no environmental proceedings to disclose for the quarter ended September 30, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)

July 1, 2023 - July 31, 2023	18,912	$124.28	$—	$4,389,743,068
August 1, 2023 - August 31, 2023	22,266	129.88	—	$4,389,743,068
September 1, 2023 - September 30, 2023	822,107	125.64	60,875,448	$4,328,867,620
Total	863,285	125.72	60,875,448

(1)Includes 494,804 shares repurchased during the quarter ended September 30, 2023, at an average price of $123.03 per share (inclusive of commissions and transaction fees), pursuant to the November 2021 Authorization (as defined and further discussed below); such repurchases count against the November 2021 Authorization. Also includes 368,481 total shares that were withheld by or returned to EOG during the quarter ended September 30, 2023, at an average price of $129.34 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options (such shares do not count against the November 2021 Authorization).
(2)Effective November 4, 2021, EOG's Board of Directors (Board) established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). As of the date of this filing, (i) EOG has repurchased an aggregate 6,204,038 shares at a total cost of $671,132,380 (inclusive of commissions and transaction fees) under the November 2021 Authorization and (ii) an additional $4,328,867,620 of shares may be purchased under the November 2021 Authorization.
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

ITEM 5.    OTHER INFORMATION

Trading Plans/Arrangements. During the quarter ended September 30, 2023, no director or Section 16 officer of EOG adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Exhibit No.		Description

10.1	-	Form of Restricted Stock Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 15, 2023).

10.2	-	Form of Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 15, 2023).

10.3	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 15, 2023).

10.4	-	Retirement Notice and Letter, dated September 11, 2023, by and between EOG and Kenneth W. Boedeker.

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	-	Inline XBRL Schema Document.

*101.CAL	-	Inline XBRL Calculation Linkbase Document.

*101.DEF	-	Inline XBRL Definition Linkbase Document.

*101.LAB	-	Inline XBRL Label Linkbase Document.

*101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Nine Months Ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets - September 30, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Nine Months Ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 2, 2023	By:	/s/ TIMOTHY K. DRIGGERS Timothy K. Driggers Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)