Form 10-K
period 2023-12-31
EOG RESOURCES INC
filed 2024-02-22
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Common Stock aggregate market value held by non-affiliates as of June 30, 2023: $66,533 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  Class: Common Stock, par value $0.01 per share, 580,001,872 shares outstanding as of February 15, 2024.

Documents incorporated by reference.  Portions of the Definitive Proxy Statement for the registrant's 2024 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this report.

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

At December 31, 2023, EOG's total estimated net proved reserves were 4,498 million barrels of oil equivalent (MMBoe), of which 1,756 million barrels (MMBbl) were crude oil and condensate reserves, 1,254 MMBbl were NGLs reserves and 8,930 billion cubic feet (Bcf), or 1,488 MMBoe, were natural gas reserves (see "Supplemental Information to Consolidated Financial Statements").  At such date, approximately 99% of EOG's net proved reserves, on a crude oil equivalent basis, were located in the United States and 1% in Trinidad.  Crude oil equivalent volumes are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet (Mcf) of natural gas.

EOG's operations are all crude oil and natural gas exploration and production related. For information regarding the risks associated with EOG's domestic and foreign operations, see ITEM 1A, Risk Factors.

EOG is focused on being among the lowest-cost, highest-return and lowest-emissions producers, playing a significant role in the long-term future of energy. EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating costs and capital expenditures and maximizing reserve recoveries. Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to maximize long-term growth in shareholder value and maintain a strong balance sheet.  EOG is also focused on innovation and cost-effective utilization of advanced technology associated with three-dimensional seismic and microseismic data, the development of reservoir simulation models and the use of improved drilling equipment and completion technologies for horizontal drilling and formation evaluation.  These advanced technologies are used, as appropriate, throughout EOG to reduce the risks and costs associated with all aspects of oil and gas exploration, development and exploitation.  EOG implements its strategy primarily by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations and robust environmental stewardship practices and performance, is integral in the implementation of EOG's strategy.

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

At December 31, 2023, on a crude oil equivalent basis, 39% of EOG's net proved reserves in the United States were crude oil and condensate, 28% were NGLs and 33% were natural gas. The majority of these reserves are in long-lived fields with well-established production characteristics. EOG believes that opportunities exist to increase production through continued development in and around many of these fields and through the utilization of applicable technologies. EOG also maintains an active exploration program designed to extend fields and add new trends and resource plays to its already broad portfolio.

The following is a summary of wellhead volume statistics and net well completions for the year ended December 31, 2023, total net acres at December 31, 2023, and expected net well completions planned for 2024 for certain areas of EOG's United States operations.

2023						2024
Area of Operation	Crude Oil & Condensate Volumes (MBbld) (1)	Natural Gas Liquids Volumes (MBbld) (1)	Natural Gas Volumes (MMcfd) (1)	Total Net Acres (in thousands)	Net Well Completions	Expected Net Well Completions
Delaware Basin	301.9	164.0	890	395	370	360
South Texas	126.0	32.4	436	1,155	200	170
Rocky Mountain	39.4	15.3	149	801	54	40
Other Areas	7.9	12.1	76	1,015	16	30
Total	475.2	223.8	1,551	3,366	640	600

(1)Thousand barrels per day or million cubic feet per day, as applicable.

In the Delaware Basin, EOG completed 370 net wells in 2023, primarily in the Wolfcamp, Bone Spring and Leonard plays. The Delaware Basin consists of approximately 4,800 feet of oil-rich stacked pay potential offering EOG multiple co-development opportunities throughout its 395,000 net acre position.

In the Wolfcamp play, EOG completed 188 net wells in 2023. EOG continued to focus on co-development of multiple Wolfcamp targets to maximize the value of the acreage. In 2024, the Wolfcamp play will continue to be a primary area of focus.

In the Bone Spring play, EOG has three main sub-plays: the First, Second and Third Bone Spring. In 2023, EOG completed 140 total net Bone Spring wells within the three sub-plays. Of the three sub-plays, the Second Bone Spring had the majority of the activity in 2023 with EOG completing 89 net wells. The Bone Spring play continues to be an integral part of EOG's Delaware Basin plans and portfolio.

In the Leonard play, EOG executed its development plan with 42 net wells completed in 2023. EOG continued co-development of multiple Leonard zones simultaneously, and expects the Leonard play to become a more active part of EOG's program in the next several years.

Activity in 2024 will remain focused on the Wolfcamp, Bone Spring, and Leonard plays, where EOG expects to complete approximately 360 net wells.

The South Texas area includes our Eagle Ford play and our Dorado gas play. EOG holds approximately 535,000 total net acres in the Eagle Ford play and approximately 160,000 net acres in the Dorado gas play. In the Dorado gas play, EOG has continued to delineate the Eagle Ford and Austin Chalk formations with excellent results. In 2023, EOG completed 172 net wells in the Eagle Ford play, and 28 net wells in the Dorado gas play. In addition, key infrastructure was added in order to lower operating costs and increase price realizations. In 2024, EOG expects to complete approximately 145 net Eagle Ford play wells and 25 net Dorado wells, as well as completing major infrastructure projects to connect the Dorado gas play to the Agua Dulce gas market near Corpus Christi, Texas.

Activity in the Rocky Mountain area in 2023 was focused on the Wyoming Powder River Basin. In the Powder River Basin, EOG operated a two-rig program and completed 35 net wells in the Niobrara, Mowry, Turner and Parkman formations. In addition, key infrastructure was added in order to lower operating costs and increase price realizations. In addition, in the DJ Basin, EOG completed eight net wells in the Codell formation and, in the Williston Basin, EOG completed 11 net wells in the Bakken and Three Forks formations. In 2024, activity in the Rockies is expected to decrease. EOG plans to complete approximately 10 net Williston Basin wells, five net DJ Basin wells and 25 net wells in the Powder River Basin.

Activity in the Other Areas include EOG's newest play, the Utica play. EOG holds approximately 435,000 total net acres, including 135,000 net mineral acres in the Utica. In the Utica play, EOG has continued to test with excellent results. In 2023, EOG completed six net Utica wells. In 2024, EOG expects to complete approximately 20 net Utica wells.

Operations Outside the United States

EOG has operations offshore Trinidad and is making preparations to drill offshore Australia, as well as evaluating additional exploration, development and exploitation opportunities in these and other select international areas. In addition, EOG exited Block 36 and Block 49 in the Sultanate of Oman (Oman) and is executing an abandonment and reclamation program in Canada.

Trinidad. EOG, through its subsidiaries, including EOG Resources Trinidad Limited, holds interests in (i) the exploration and production licenses covering the South East Coast Consortium (SECC) Block, Pelican and Banyan Fields, Sercan Area and each of their related platforms and facilities and the Ska, Mento and Reggae and deep Teak, Saaman and Poui (TSP) Areas, all of which are offshore Trinidad; and (ii) two production sharing contracts with the Government of Trinidad and Tobago for the Modified U(a) and 4(a) Blocks.

Several fields in the SECC, Modified U(a) Block, 4(a) Block, Banyan Field and Sercan Area have been developed and are producing natural gas and crude oil and condensate.

In March 2021, EOG signed a farmout agreement with Heritage Petroleum Company Limited (Heritage), which allows EOG to earn a 65% working interest in a portion of the contract area (EOG Area) governed by the Trinidad Northern Area License. The EOG Area is located offshore the southwest coast of Trinidad.

In 2023, EOG's net production in Trinidad averaged approximately 160 MMcfd of natural gas and approximately 0.6 MBbld of crude oil and condensate. In 2023, EOG successfully drilled and completed two developmental wells and one exploratory well in the Modified U(a) Block from the recently installed Osprey B platform. Additionally, EOG completed the design phase and commenced construction of the platform and related facilities in the Mento Area. Also, EOG sold its equity interest in its ammonia plant investments in the first quarter of 2023.

In 2024, EOG plans to complete the remaining wells in the current drilling program in the Modified U(a) Block. EOG also expects to drill and, if successful, complete two exploratory wells in the SECC Block. Additionally, EOG expects to recomplete two wells in the Sercan Area and drill one exploratory well in the TSP Area. Also, EOG plans to complete construction and installation of the platform and related facilities in the Mento Area.

Australia. In April 2021, a subsidiary of EOG entered into a purchase and sale agreement to acquire a 100% interest in the WA-488-P Block, located offshore Western Australia. In November 2021, the petroleum exploration permit for that block was transferred to that subsidiary.

In 2023, EOG continued preparing for the drilling of an exploration well, the timing of which will depend on obtaining regulatory approvals and subsequent equipment availability.

Oman. In 2023, EOG completed the exit of Block 36 and Block 49 located in Oman.

Canada. EOG continues the process of exiting its Canada operations in the Horn River area in Northeast British Columbia.

Marketing

In 2023, EOG continued its diversified approach to marketing its wellhead crude oil and condensate production. The majority of EOG's United States wellhead crude oil and condensate production was transported by pipeline to downstream markets with the remainder sold into local markets. Major U.S. sales areas accessed by EOG were at various locations along the U.S. Gulf Coast, including Houston and Corpus Christi, Texas; Cushing, Oklahoma; the Permian Basin and the Midwest. In 2023, EOG also sold crude oil at the Port of Corpus Christi for export to foreign destinations. In each case, the price received was based on market prices at that specific sales point or based on the price index applicable for that location. In 2024, the pricing mechanism for such production is expected to remain the same. At December 31, 2023, EOG was committed to deliver to multiple parties fixed quantities of crude oil of 7 MMBbls in 2024 and 1 MMBbls in 2025, all of which is expected to be sourced from future production of available reserves.

In 2023, EOG processed certain of its United States wellhead natural gas production, either at EOG-owned facilities or at third-party facilities, extracting NGLs. NGLs were sold at prevailing market prices, into either local markets or downstream locations. In certain instances, EOG exchanged its NGLs production for purity products received downstream, which were sold at prevailing market prices. In 2024, such pricing mechanisms are expected to remain the same. In 2023, EOG also sold purity products at the Houston Ship Channel. In each case, the price received was based on market prices for that location and purity product. In 2024, such pricing mechanism is expected to remain the same. At December 31, 2023, EOG was not committed to deliver fixed quantities of NGLs in 2024.

In 2023, consistent with its diversified marketing strategy, the majority of EOG's United States wellhead natural gas production was transported by pipeline to various locations, including Katy, Texas; East Texas; the Agua Dulce Hub in South Texas; the Cheyenne Hub in Weld County, Colorado; and Chicago, Illinois. Remaining natural gas production was sold into local markets. In each case, pricing was based on the spot market price at the ultimate sales point. In 2024, the pricing mechanism for such production is expected to remain the same. Additionally, EOG sells natural gas to a liquefaction facility near Corpus Christi, Texas, and receives pricing based on the Platts Japan Korea Marker; such pricing mechanism is expected to remain the same in 2024. At December 31, 2023, EOG was committed to deliver to multiple parties fixed quantities of natural gas of 371 Bcf in 2024, 282 Bcf in 2025, 297 Bcf in 2026, 293 Bcf in 2027, 263 Bcf in 2028 and 3,277 Bcf thereafter, all of which is expected to be sourced from future production of available reserves.

In 2023, natural gas volumes from Trinidad were sold under a fixed price contract. In July 2022, EOG amended the natural gas sales contract with the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC) to (i) extend the term to 2026 and (ii) effective September 1, 2020, provide for an increase in price realization if index prices for certain commodities exceed specified levels. Additionally in 2023, EOG entered into a separate fixed price contract with NGC to cover the volumes associated with an exploratory well to be drilled in 2024.

In certain instances, EOG purchases and sells third-party crude oil and natural gas in order to balance firm capacity at third-party facilities with production in certain areas and to utilize excess capacity at EOG-owned facilities.

During 2023, three purchasers each accounted for more than 10% of EOG's total wellhead crude oil and condensate, NGLs and natural gas revenues and gathering, processing and marketing revenues. The purchasers are in the crude oil refining industry. EOG does not believe that the loss of any single purchaser would have a materially adverse effect on its financial condition or results of operations.

Wellhead Volumes and Prices

The following table sets forth certain information regarding EOG's wellhead volumes of, and average prices for, crude oil and condensate, NGLs and natural gas. The table also presents crude oil equivalent volumes which are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 Mcf of natural gas for each of the years ended December 31, 2023, 2022 and 2021. See ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, for wellhead volumes on a per-day basis.

Year Ended December 31	2023	2022	2021

Crude Oil and Condensate Volumes (MMBbl) (1)
United States:
Delaware Basin	110.2	101.1	84.3
Eagle Ford Play	43.9	46.6	51.8
Other	19.4	20.3	25.7
United States	173.5	168.0	161.8
Trinidad	0.2	0.3	0.5
Other International (2)	—	—	—
Total	173.7	168.3	162.3
Natural Gas Liquids Volumes (MMBbl) (1)
United States:
Delaware Basin	59.8	50.7	30.9
Eagle Ford Play	10.5	10.5	9.0
Other	11.4	10.9	12.8
United States	81.7	72.1	52.7
Total	81.7	72.1	52.7
Natural Gas Volumes (Bcf) (1)
United States:
Delaware Basin	325	279	238
Eagle Ford Play	50	52	55
Other	191	149	149
United States	566	480	442
Trinidad	59	66	79
Other International (2)	—	—	3
Total	625	546	524
Crude Oil Equivalent Volumes (MMBoe) (3)
United States:
Delaware Basin	224.2	198.3	154.9
Eagle Ford Play	62.7	65.8	70.0
Other	62.6	56.0	63.3
United States	349.5	320.1	288.2
Trinidad	9.9	11.4	13.7
Other International (2)	—	—	0.6
Total	359.4	331.5	302.5

Year Ended December 31	2023	2022		2021

Average Crude Oil and Condensate Prices ($/Bbl) (4)
United States	$79.18	$97.22		$68.54
Trinidad	68.58	86.16		56.26
Other International (2)	—	—		42.36
Composite	79.17	97.21		68.50
Average Natural Gas Liquids Prices ($/Bbl) (4)
United States	$23.07	$36.70		$34.35
Composite	23.07	36.70		34.35
Average Natural Gas Prices ($/Mcf) (4)
United States	$2.70	$7.27		$4.88
Trinidad	3.65	4.43	(5)	3.40
Other International (2)	—	—		5.67
Composite	2.79	6.93		4.66

(1)Million barrels or billion cubic feet, as applicable.
(2)Other International includes EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations.
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

Human Capital Management

As of December 31, 2023, EOG employed approximately 3,050 persons, including foreign national employees. EOG's approach to human capital management includes oversight by the Board of Directors (Board) and the Compensation and Human Resources Committee of the Board and focuses on various areas, including the following:

Culture; Recruiting; Retention. EOG's culture is key to its sustainable success. By providing employees with a quality work environment and maintaining a consistent college recruiting and internship program and experienced talent recruiting program, EOG is able to attract and retain many of the industry's best and brightest. To help assess the effectiveness of its approach to human capital management, EOG conducts an annual employee engagement and satisfaction survey. Based on the results of the survey, EOG has received "top workplace" recognition in various office locations.

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

Training and Development. EOG supports employees' professional development and provides training in leadership, management skills, communication, team effectiveness, technical skills and use of EOG systems and applications. EOG's leadership training, in particular, is focused on providing continuity of leadership at EOG by further developing the skills needed to lead a multi-disciplined, diverse and decentralized workforce. In addition, EOG holds several internal technical conferences each year designed to share best practices and technical advances across the company, including safety and environmental topics. EOG also offers its employees a tuition reimbursement program as well as reimbursement for the costs of professional certifications.

Diversity, Equity and Inclusion. EOG values gender, racial, ethnic and cultural diversity and works to foster a collaborative work environment of different talents, perspectives and experiences. EOG believes such diversity in background and experience, as well as an inclusive work environment, promotes diversity of thought, which helps foster creativity and drive innovation. EOG continues to raise employee awareness and provide leadership support to help advance diversity, equity and inclusion efforts within EOG. Further, as reflected in its Code of Business Conduct and Ethics for Directors, Officers and Employees, EOG is committed to providing equal opportunity in all aspects of employment and to hiring, evaluating and promoting employees based on skills and performance.

Safety. EOG's safety management programs and processes provide a framework for assessing safety performance in a systematic way. To foster accountability for conducting operations in a safe manner, EOG's safety performance is also considered in evaluating employee performance and compensation. EOG provides initial, periodic and refresher safety training to employees and contractors. These training programs address various topics, including operating procedures, safe work practices and emergency and incident response procedures. EOG also collects and tracks safety data and metrics to identify trends and enhance our understanding, identification and implementation of proactive safety management practices.

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

Regulation

General. New or revised rules, regulations and policies may be issued, and new legislation may be proposed, that could impact the oil and gas exploration and production industry. Such rules, regulations, policies and legislation may affect, among other things, (i) permitting for oil and gas drilling on state, tribal and federal lands, (ii) the leasing of state, tribal and federal lands for oil and gas development, (iii) the regulation and disclosure of greenhouse gas (GHG) emissions and/or other climate change-related matters associated with oil and gas operations (e.g., the development, implementation and carrying out of carbon capture and storage activities, including associated financial or tax incentives), (iv) the use of hydraulic fracturing on state, tribal and federal lands, (v) the calculation of royalty payments in respect of oil and gas production from state, tribal and federal lands (including, but not limited to, an increase in applicable royalty percentages), (vi) U.S. federal income tax laws applicable to oil and gas exploration and production companies and (vii) the use of financial derivative instruments to hedge the financial impact of fluctuations in crude oil, NGLs and natural gas prices. For additional discussion regarding the regulatory-related risks to which EOG's operations, financial condition and results of operations are or may be subject, see the below discussion and ITEM 1A, Risk Factors.

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

A portion of EOG's oil and gas leases in New Mexico, North Dakota, Utah and Wyoming, as well as in other areas, are granted by the federal government and administered by the Bureau of Land Management (BLM) and/or the Bureau of Indian Affairs (BIA), both federal agencies. Operations conducted by EOG on federal oil and gas leases must comply with numerous additional statutory and regulatory restrictions and, in the case of leases relating to tribal lands, certain tribal environmental and permitting requirements and employment rights regulations. In addition, the U.S. Department of the Interior (via various of its agencies, including the BLM, the BIA and the Office of Natural Resources Revenue) has certain authority over our calculation and payment of royalties, bonuses, fines, penalties, assessments and other revenues related to our federal and tribal oil and gas leases. In addition, the Inflation Reduction Act of 2022 (IRA) requires that all leases granted and administered by the BLM and entered into on or after August 16, 2022 include a royalty rate of 16.67 percent in respect of the associated oil and gas production.

BLM and BIA leases contain relatively standardized terms requiring compliance with detailed regulations. Under certain circumstances, the BLM or BIA may require operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect EOG's interests on federal lands. From time to time, the U.S. Department of the Interior has also considered limiting or pausing new oil and natural gas leases on federal lands. Any limitation or ban on permitting for oil and gas exploration and production activities on federal lands could have a material and adverse effect on EOG's operations, financial condition and results of operations. EOG's interests in offshore leases are de minimis.

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

EOG owns certain gathering and/or processing facilities supporting EOG's operations in the Permian Basin in West Texas and New Mexico, the Powder River Basin in Wyoming, the Utica Shale in Ohio, the Fort Worth Basin Barnett Shale in North Texas, the Williston Basin Bakken and Three Forks plays in North Dakota, and the Eagle Ford play and Dorado gas play in South Texas. State regulation of gathering and processing facilities generally includes various safety, environmental and, in some circumstances, nondiscrimination requirements with respect to the provision of gathering and processing services, but does not generally entail rate regulation. EOG's gathering and processing operations could be materially and adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

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

EOG also owns crude oil truck unloading facilities in certain of its U.S. plays. Regulation of such facilities is conducted at the state and federal levels and generally includes various safety, environmental and permitting requirements. Additional regulation pertaining to these matters is considered and/or adopted from time to time. Although EOG cannot predict what effect, if any, any such new regulations might have on the transportation of its crude oil production by truck, EOG could be required to incur additional capital expenditures and increased compliance and operating costs depending on the nature and extent of such future regulatory changes. EOG did not transport any crude oil by rail during 2023.

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

Climate Change - United States. Local, state, federal and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. The U.S. Congress has, from time to time, proposed legislation for imposing restrictions on, or requiring fees or carbon taxes in respect of, GHG emissions. Further, the IRA imposes a methane emissions charge on certain oil and gas facilities, including onshore and offshore petroleum and natural gas production facilities, that exceed certain emissions thresholds. The charge will be levied annually based on emissions reported under the U.S. EPA's GHG reporting program. The U.S. EPA published proposed regulations specific to the calculation of such annual charge in January 2024. EOG does not currently expect such annual methane emissions charges to have a material impact on its financial condition, results of operations, capital expenditures or operations.

In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions from covered facilities (which is amended from time to time and under which EOG reports), the U.S. EPA has adopted regulations for certain large sources regulating GHG emissions as pollutants under the federal Clean Air Act. Further, the U.S. EPA, in May 2016, issued regulations that require operators to reduce methane emissions and emissions of volatile organic compounds (VOC) from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In November 2021, the U.S. EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and natural gas sector and, in November 2022, the U.S. EPA issued a supplemental proposal to expand its November 2021 proposed rule, including proposed regulation of additional sources of methane and VOC emissions, such as abandoned and unplugged wells. In addition, in December 2023, during the United Nations Climate Change Conference (COP 28 Conference), the U.S. EPA announced its final methane rules, which impose new methane emission requirements on the oil and gas industry, including our operations.

At the international level, the U.S., in December 2015, participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect in November 2016; the United States formally rejoined the Paris Conference in February 2021. The United States has established economy-wide targets of (i) reducing its net GHG emissions by 50-52 percent below 2005 levels by 2030 and (ii) achieving net zero GHG emissions economy-wide by no later than 2050. In December 2023, the first global stocktake, also known as the “UAE Consensus,” was issued at the COP 28 Conference. The UAE Consensus is an assessment of members’ collective efforts and achievements to reduce GHG emissions and adapt to the impacts of climate change. The UAE Consensus calls on parties, including the U.S., to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by 2050. In addition, many state and local officials have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

EOG believes that its strategy to continue to improve its emissions performance is important for environmental, operational and economic reasons. EOG’s approach to reducing emissions from its operations remains operationally focused. For example, EOG has developed an environmental data collection and analysis system that is utilized in calculating GHG emissions from the facilities it operates. This system calculates emissions based on recognized regulatory methodologies, where applicable, and on commonly accepted engineering practices.

In addition, EOG has developed, and will continue to develop, targets and ambitions related to its environmental, social and governance (ESG) initiatives, including, but not limited to, its emissions reduction targets and its ambition to reach net zero Scope 1 and Scope 2 GHG emissions by 2040. See ITEM 1A, Risk Factors, for additional discussion regarding EOG’s initiatives, targets and ambitions related to emissions and other ESG matters.

EOG is unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations, treaties or policies regarding climate change and GHG emissions (including any laws and regulations that may be enacted in the U.S.), but the direct and indirect costs of such investigations, laws, regulations, treaties or policies (if enacted, issued or applied) could materially and adversely affect EOG's operations, financial condition, results of operations and capital expenditures. The potential increase in the costs of our operations could include costs to operate and maintain our facilities, install new emissions controls on our facilities, acquire allowances or credits to cover our GHG emissions, pay taxes, charges or fees related to our GHG emissions, or administer and manage a GHG emissions program. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHG emissions, or restrictions on their use, could also adversely affect market demand for, and in turn the prices we receive for our production of, crude oil, NGLs and natural gas. Further, the increasing attention to global climate change risks has created the potential for a greater likelihood of governmental investigations and private and public litigation, which could increase our costs or otherwise adversely affect our business. See ITEM 1A, Risk Factors, for additional discussion regarding climate change-related developments.

Regulation of Hydraulic Fracturing and Other Operations - United States. Substantially all of the onshore crude oil and natural gas wells drilled by EOG are completed and stimulated through the use of hydraulic fracturing. Hydraulic fracturing technology, which has been used by the oil and gas industry for more than 60 years and is constantly being enhanced, enables EOG to produce crude oil and natural gas that otherwise would not be recovered. Specifically, hydraulic fracturing is a process in which pressurized fluid is pumped into underground formations to create tiny fractures or spaces that allow crude oil and natural gas to flow from the reservoir into the well so that it can be brought to the surface. Hydraulic fracturing generally takes place thousands of feet underground, a considerable distance below any drinking water aquifers, and there are impermeable layers of rock between the area fractured and the water aquifers. The makeup of the fluid used in EOG’s hydraulic fracturing process includes water and sand, and typically less than 0.5% of highly diluted chemical additives; lists of the chemical additives used in fracturing fluids are available to the public via internet websites and in other publications sponsored by industry trade associations and through state agencies in those states that require the reporting of the components of fracturing fluids. While the majority of the sand remains underground to hold open the fractures, a significant amount of the water and chemical additives flow back and are then either reused or safely disposed of at sites that are approved and permitted by the appropriate regulatory authorities. EOG periodically conducts regulatory assessments of these disposal facilities to monitor compliance with applicable regulations.

The regulation of hydraulic fracturing is primarily conducted at the state and local level through permitting and other compliance requirements. In April 2012, however, the U.S. EPA issued regulations specifically applicable to the oil and gas industry that require operators to significantly reduce VOC emissions from natural gas wells that are hydraulically fractured through the use of "green completions" to capture natural gas that would otherwise escape into the air. The U.S. EPA has also issued regulations that establish standards for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. In addition, and as further discussed above under “Climate Change – United States,” the U.S. EPA has issued regulations with respect to the reduction of methane and VOC emissions, including its final methane rules announced in December 2023. From time to time, there have been various other proposals to regulate hydraulic fracturing at the federal level.

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

Further, EOG will continue to monitor and assess the impact on its business of any environmental, climate change or other policies, legislation and regulations enacted by foreign governments – for example, the European Union’s November 2023 approval of methane emissions limits on crude oil and natural gas imports beginning in 2030.

Other Matters

Energy Prices. EOG is a crude oil and natural gas producer and is impacted by changes in the prices for crude oil and condensate, NGLs and natural gas. During the last three years, average United States commodity prices have fluctuated, at times rather dramatically. Average crude oil and condensate prices received by EOG for production in the United States decreased 19% in 2023, increased 42% in 2022 and increased 77% in 2021, each as compared to the immediately preceding year. Average NGLs prices received by EOG for production in the United States decreased 37% in 2023, increased 7% in 2022 and increased 156% in 2021, each as compared to the immediately preceding year. Fluctuations in average natural gas prices received by EOG for production in the United States resulted in a 63% decrease in 2023, a 49% increase in 2022, and a 203% increase in 2021, each as compared to the immediately preceding year.

Due to the many uncertainties associated with the world political and economic environment (for example, the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries, or the global impacts of wars or military conflicts involving such nations or regions), the global supply of, and demand for, crude oil, NGLs and natural gas and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors, EOG is unable to predict what changes may occur in the prices of crude oil and condensate, NGLs and natural gas in the future. For additional discussion regarding changes in crude oil and condensate, NGLs and natural gas prices, the potential impacts on EOG and the risks that such changes may present to EOG, see ITEM 1A, Risk Factors.

Based on EOG's tax position, EOG's price sensitivity in 2024 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGLs price, is approximately $151 million for net income and $193 million for pretax cash flows from operating activities. Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2024 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $27 million for net income and $35 million for pretax cash flows from operating activities. For a summary of EOG's financial commodity derivative contracts through February 16, 2024, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financial Commodity Derivative Transactions. For a summary of EOG's financial commodity derivative contracts for the year ended December 31, 2023, see Note 12 to Consolidated Financial Statements.

Risk Management. EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in prices of crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. See Note 12 to Consolidated Financial Statements. For a summary of EOG's financial commodity derivative contracts through February 16, 2024, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ‑ Capital Resources and Liquidity - Financial Commodity Derivative Transactions.

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

Insurance is maintained by EOG against some, but not all, of these risks in accordance with what EOG believes are customary industry practices and in amounts and at costs that EOG believes to be prudent and commercially practicable. Specifically, EOG maintains commercial general liability and excess liability coverage provided by third-party insurers for bodily injury or death claims resulting from an incident involving EOG's operations (subject to policy terms and conditions). Moreover, for any incident involving EOG's operations which results in negative environmental effects, EOG maintains operators extra expense coverage provided by third-party insurers for obligations, expenses or claims that EOG may incur from such an incident, including obligations, expenses or claims in respect of sudden and accidental seepage and pollution, cleanup and containment, evacuation expenses and control of the well (subject to policy terms and conditions). In the event of a well control incident resulting in negative environmental effects, such operators extra expense coverage would be EOG's primary coverage, with the commercial general liability and excess liability coverage referenced above also providing certain coverage to EOG. All of EOG's drilling activities are conducted on a contractual basis with independent drilling contractors and other third-party service contractors. The indemnification and other risk allocation provisions included in such contracts are negotiated on a contract-by-contract basis and are each based on the particular circumstances of the services being provided and the anticipated operations.

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

Information About Our Executive Officers

The current executive officers of EOG and their names and ages (as of February 22, 2024) are as follows:

Name	Age	Position

Ezra Y. Yacob	47	Chairman of the Board and Chief Executive Officer

Lloyd W. Helms, Jr.	66	President

Jeffrey R. Leitzell	44	Executive Vice President and Chief Operating Officer

Ann D. Janssen	59	Executive Vice President and Chief Financial Officer

Michael P. Donaldson	61	Executive Vice President, General Counsel and Corporate Secretary

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

Lloyd W. Helms, Jr. was elected President in October 2021. He served as President and Chief Operating Officer from October 2021 to December 2023. Mr. Helms served as Chief Operating Officer from December 2017 to December 2023 and as Executive Vice President, Exploration and Production from August 2013 to December 2017. He was elected Vice President, Engineering and Acquisitions in September 2006, Vice President and General Manager of EOG's Calgary, Alberta, Canada office in March 2008, and served as Executive Vice President, Operations from February 2012 to August 2013. Mr. Helms joined a predecessor of EOG in February 1981.

Jeffrey R. Leitzell was elected Executive Vice President and Chief Operating Officer in December 2023. Mr. Leitzell previously served as Executive Vice President, Exploration and Production from May 2021 to December 2023, Vice President and General Manager of EOG's Midland, Texas office from December 2017 to May 2021 and as Operations Manager in Midland from August 2015 to December 2017. Prior to that, Mr. Leitzell held various engineering roles of increasing responsibility in multiple offices and functional areas within EOG. Mr. Leitzell joined EOG in October 2008.

Ann D. Janssen was elected Executive Vice President and Chief Financial Officer effective January 2024. Previously, Ms. Janssen served as Senior Vice President and Chief Accounting Officer from February 2018 through December 2023 and as EOG's principal accounting officer from September 2010 through December 2023. Prior to that, Ms. Janssen held various accounting and finance roles of increasing responsibilities. Ms. Janssen joined a predecessor of EOG in October 1995.

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
•the availability, proximity and capacity of appropriate transportation, gathering, processing, compression, storage, refining, liquefaction and export facilities;
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

The above-described factors and the volatility of commodity prices make it difficult to predict crude oil, NGLs and natural gas prices in 2024 and thereafter. As a result, there can be no assurance that the prices for crude oil, NGLs and/or natural gas will sustain, or increase from, their current levels, nor can there be any assurance that the prices for crude oil, NGLs and/or natural gas will not decline.

Our cash flows, financial condition and results of operations depend to a great extent on prevailing commodity prices. Accordingly, substantial and extended declines in commodity prices can materially and adversely affect the amount of cash flows we have available for our capital expenditures and operating costs; the terms on which we can access the credit and capital markets; our results of operations; and our financial condition, including (but not limited to) our ability to pay regular and special dividends on our common stock or repurchase shares of our common stock under the share repurchase authorization established by our Board of Directors (Board). As a result, the trading price of our common stock may be materially and adversely affected.

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

Beginning in the second half of 2021 and continuing, to a lesser degree, through the first three months of 2023, we, similar to other companies in our industry, experienced inflationary pressures on our operating costs and capital expenditures - namely the costs of fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor and drilling and completion services. Such inflationary pressures on our operating costs and capital expenditures impacted our cash flows and results of operations during these periods. While such inflationary pressures diminished in 2023, the market for such materials, services and labor continues to fluctuate and, as a result, the timing and impact of any price changes on our future operating costs and capital expenditures is uncertain.

We have undertaken, and plan to continue with, certain initiatives and actions (such as agreements with service providers to secure the costs and availability of services) to mitigate any such inflationary pressures. However, there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on our operating costs and capital expenditures and, in turn, our cash flows and results of operations. For additional discussion, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments.

We have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms, if at all.

We make, and expect to continue to make, substantial capital expenditures for the acquisition, exploration, development and production of crude oil, NGLs and natural gas reserves. We intend to finance our capital expenditures primarily through our cash flows from operations and cash on hand and, if and as necessary, commercial paper borrowings, bank borrowings, borrowings under our revolving credit facility and public and private debt and equity offerings.

Lower crude oil, NGLs and natural gas prices, however, reduce our cash flows and could also delay or impair our ability to consummate any planned divestitures. Further, if the condition of the credit and capital markets materially declines, we might not be able to obtain financing on terms we consider acceptable, if at all. In addition, weakness and/or volatility in domestic and global financial markets or economic conditions or a depressed commodity price environment may increase the interest rates that lenders and commercial paper investors require us to pay or adversely affect our ability to finance our capital expenditures through debt or equity offerings or other borrowings.

Similarly, a reduction in our cash flows (for example, as a result of lower crude oil, NGLs and/or natural gas prices or unanticipated well shut-ins) and the corresponding adverse effect on our financial condition and results of operations may also increase the interest rates that lenders and commercial paper investors require us to pay. A substantial increase in interest rates would decrease our net cash flows available for reinvestment. Any of these factors could have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, companies in the oil and gas sector may be exposed to increasing reputational risks and, in turn, certain financial risks. Specifically, certain financial institutions (including certain investment advisors and sovereign wealth, pension and endowment funds), in response to concerns related to climate change and the requests and other influence of environmental groups and similar stakeholders, have elected to shift some or all of their investments and financing away from oil and gas-related sectors; such trend may be accelerated by the extensive climate-related disclosure requirements discussed below. Further, additional financial institutions and other investors may elect to do likewise in the future or may impose more stringent conditions with respect to investments in, and financing of, oil and gas-related sectors. As a result, fewer financial institutions and other investors may be willing to invest in, and provide capital to, companies in the oil and gas sector.

A material reduction in capital available to the oil and gas sector could make it more difficult (e.g., due to a lack of investor interest in our debt or equity securities) and/or more costly (e.g., due to higher interest rates on our debt securities or other borrowings) to secure funding for our operations, which, in turn, could adversely affect our ability to successfully carry out our business strategy and have a material and adverse effect on our business, financial condition and operations.

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

The rate of production from crude oil and natural gas properties generally declines as reserves are produced. Except to the extent that we conduct successful exploration, exploitation and development activities resulting in additional reserves, acquire additional properties containing reserves or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our reserves will decline as they are produced. Maintaining our production of crude oil, NGLs and natural gas at, or increasing our production from, current levels, is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves, which may be adversely impacted by bans or restrictions on leasing and/or drilling. To the extent we are unsuccessful in acquiring or finding additional reserves, our future cash flows and results of operations and, in turn, the trading price of our common stock could be materially and adversely affected.

Our ability to declare and pay regular or special dividends on our common stock and repurchase shares of our common stock is subject to certain considerations.

Regular and special dividends on our common stock are authorized and determined by our Board in its sole discretion and depend upon a number of factors, including:

•cash available for dividends;
•our results of operations and anticipated future results of operations;

•our financial condition, especially in relation to the anticipated future capital expenditures and other commitments required to conduct our operations and carry out our business strategy;
•our operating costs;
•any contractual restrictions or statutory/legal restrictions;
•the levels of dividends paid by comparable companies; and
•other factors our Board deems relevant.

We expect to continue to pay dividends to our stockholders; however, our Board may reduce our dividends or cease declaring dividends at any time, including if it determines that our current or forecasted future cash flows provided by our operating activities (after deducting our capital expenditures and other commitments requiring cash) are not sufficient to pay our desired levels of dividends to our stockholders or to pay dividends to our stockholders at all. Any reduction in the amount of dividends we pay to stockholders could have an adverse effect on the trading price of our common stock.

In November 2021, our Board established a share repurchase authorization that allows for the repurchase by us of up to $5 billion of our common stock (November 2021 Authorization). Beginning in March 2023, we have repurchased shares from time to time under the November 2021 Authorization. The timing and amount of repurchases is at the discretion of our management and depends on a variety of factors, including the trading price of our common stock, corporate and regulatory requirements, other market and economic conditions, the availability of cash to effect repurchases and our anticipated future capital expenditures and other commitments requiring cash. For further discussion regarding the November 2021 Authorization and our share repurchases thereunder, see ITEM 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

Our hedging activities may prevent us from fully benefiting from increases in crude oil, NGLs and natural gas prices and may expose us to other risks, including counterparty risk, and our future production may not be sufficiently protected from any declines in commodity prices by our existing or future hedging arrangements.

We use financial derivative instruments (primarily financial basis swap, price swap, option, swaption and collar contracts) to hedge the impact of fluctuations in crude oil, NGLs and natural gas prices on our results of operations and cash flows. To the extent that we engage in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in crude oil, NGLs and natural gas prices above the prices established by our hedging contracts. Further, a majority of our forecasted production for 2024 is subject to fluctuating market prices. To the extent we do not hedge our production volumes for 2024 and beyond, we may be materially and adversely impacted by any declines in commodity prices, which may result in lower net cash provided by our operating activities. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

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

Moreover, our customers and other contractual counterparties may be unable to satisfy their contractual obligations to us for reasons unrelated to these conditions and factors, such as (i) the unavailability of required facilities or equipment due to mechanical failure or market conditions or (ii) financial, operational or strategic actions taken by the customer or counterparty that adversely impact its financial condition, results of operations and cash flows and, in turn, its ability to satisfy its contractual obligations to us. Furthermore, if a customer is unable to satisfy its contractual obligation to purchase crude oil, natural gas or related commodities from us, we may be unable to sell such production to another customer on terms we consider acceptable, if at all, due to the geographic location of such production; the availability, proximity and capacity of appropriate gathering, processing, compression, storage, transportation, export, liquefaction and refining facilities; or market or other factors and conditions.

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

Specifically, we often are uncertain as to the future cost or timing of drilling, completing and operating wells, and our drilling and completions operations and those of our third-party operators may be curtailed, delayed or canceled, the cost of such operations may increase and/or our results of operations and cash flows from such operations may be impacted, as a result of a variety of factors, including:

•unexpected drilling conditions;
•leasehold title problems;
•pressure or irregularities in formations;
•equipment failures or accidents;
•adverse weather conditions, such as winter storms, flooding, tropical storms and hurricanes, and changes in weather patterns, which may be exacerbated by climate change;
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
•the availability of, costs associated with, and terms of contractual arrangements for properties, including mineral licenses and leases, pipelines, crude oil hauling trucks and qualified drivers and facilities and equipment to gather, process, compress, store, transport, market and export crude oil, NGLs and natural gas and related commodities; and
•the costs of, or shortages or delays in the availability of, drilling rigs, hydraulic fracturing services, pressure pumping equipment and supplies, tubular materials, water, sand, disposal facilities, qualified personnel and other necessary facilities, equipment, materials, supplies and services.

Our failure to recover our investment in wells, increases in the costs of our drilling and completions operations or those of our third-party operators, and/or curtailments, delays or cancellations of our drilling and completions operations or those of our third-party operators, in each case, due to any of the above factors or other factors, may materially and adversely affect our business, financial condition and results of operations. For related discussion of the risks and potential losses and liabilities inherent in our crude oil and natural gas operations generally, see the immediately following risk factor.

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
•adverse weather events, such as winter storms, flooding, tropical storms and hurricanes, and other natural disasters, which may be exacerbated by climate change;
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

Our ability to sell and deliver our crude oil, NGLs and natural gas production could be materially and adversely affected if adequate gathering, processing, compression, storage, transportation, refining, liquefaction and export facilities and equipment are unavailable.

The sale of our crude oil, NGLs and natural gas production depends on a number of factors beyond our control, including the availability, proximity and capacity of, and costs associated with, gathering, processing, compression, storage, transportation, refining, liquefaction and export facilities and equipment owned by third parties. These facilities and equipment may be temporarily unavailable to us due to market conditions, supply chain disruptions, regulatory reasons, mechanical reasons or other factors or conditions, and may not be available to us in the future on terms we consider acceptable, if at all. In particular, in certain newer plays, the capacity of gathering, processing, compression, storage, transportation, refining. liquefaction and export facilities and equipment may not be sufficient to accommodate potential production from existing and new wells. In addition, lack of financing, construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new gathering, processing, compression, storage, transportation, refining, liquefaction and export facilities and equipment by third parties or us, and we may experience delays or increased costs in accessing the pipelines, gathering systems or transportation systems necessary to transport our production to points of sale or delivery.

Any significant change in market or other conditions affecting gathering, processing, compression, storage, transportation, refining, liquefaction and export facilities and equipment or the availability of these facilities and equipment, including due to our failure or inability to obtain access to these facilities and equipment on terms acceptable to us or at all, could materially and adversely affect our business and, in turn, our financial condition and results of operations.

A portion of our crude oil, NGLs and natural gas production may be subject to interruptions that could have a material and adverse effect on us.

A portion of our crude oil, NGLs and natural gas production may be interrupted, or shut in, from time to time for various reasons, including, but not limited to, as a result of accidents, weather conditions, the unavailability of gathering, processing, compression, storage, transportation, refining, liquefaction or export facilities or equipment or field labor issues, or intentionally as a result of market conditions such as crude oil, NGLs or natural gas prices that we deem uneconomic. If a substantial amount of our production is interrupted or shut in, our cash flows and, in turn, our financial condition and results of operations could be materially and adversely affected.

Our operations are substantially dependent upon the availability of water. Restrictions or limitations on our ability to obtain water may have a material and adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of our operations, both during drilling operations and completions operations. Limitations or restrictions on our ability to secure sufficient amounts of water (including limitations resulting from natural causes such as drought) could materially and adversely impact our operations. Further, severe drought conditions can result in local authorities taking steps to restrict the use of water in their jurisdiction for drilling and completions in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may need to obtain water from sources that are more distant from our drilling sites, resulting in increased costs, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We have limited control over the activities on properties that we do not operate.

Some of the properties in which we have an interest are operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. In addition, a third-party operator could also decide to shut-in or curtail production from wells, or plug and abandon marginal wells, on properties owned by that operator during periods of lower crude oil, NGLs or natural gas prices. These limitations and our dependence on the operator and third-party working interest owners for these projects could cause us to incur unexpected future costs, lower production and materially and adversely affect our financial condition, results of operations and cash flows.

If we acquire crude oil, NGLs and natural gas properties, our failure to fully identify existing and potential issues, to accurately estimate reserves, production rates or costs, or to effectively integrate the acquired properties into our operations could materially and adversely affect our business, financial condition and results of operations.

From time to time, we seek to acquire crude oil and natural gas properties. Although we perform reviews of properties to be acquired in a manner that we believe is duly diligent and consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential issues (such as title defects or environmental issues), nor may they permit us to become sufficiently familiar with the properties in order to fully assess their deficiencies and potential. Even when issues with a property are identified, we often may assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements.

In addition, there are numerous uncertainties inherent in estimating quantities of crude oil, NGLs and natural gas reserves (as discussed further above), actual future production rates and associated costs with respect to acquired properties. Actual reserves, production rates and costs may vary substantially from those assumed in our estimates. In addition, an acquisition may have a material and adverse effect on our financial condition and results of operations, particularly during the periods in which the operations of the acquired properties are being integrated into our ongoing operations or if we are unable to effectively integrate the acquired properties into our ongoing operations.

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

Governmental and regulatory bodies, investors, consumers, industry and other stakeholders have been increasingly focused on climate change matters in recent years. For example, (i) in March 2022, the U.S. Securities and Exchange Commission (SEC) proposed extensive climate-related disclosure requirements that, if adopted, would require U.S. public companies to significantly expand the climate-related disclosures in their SEC filings, (ii) in September 2023, California passed climate-related disclosure mandates which are broader than the SEC’s proposed rules and (iii) in November 2023, the European Union approved methane emissions limits on crude oil and natural gas imports beginning in 2030. This focus, together with changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy, the use of crude oil, NGLs and natural gas and the use of products manufactured with, or powered by, crude oil, NGLs and natural gas, may result in (i) the enactment of climate change-related regulations, policies and initiatives (at the government, corporate and/or investor community levels), including alternative energy requirements, energy conservation measures and emissions-related legislation, (ii) technological advances with respect to the generation, transmission, storage and consumption of energy (e.g., wind, solar and hydrogen power, smart grid technology and battery technology) and (iii) increased availability of, and increased consumer and industrial/commercial demand for, non-hydrocarbon energy sources (e.g., alternative energy sources) and products manufactured with, or powered by, non-hydrocarbon sources (e.g., electric vehicles and renewable residential and commercial power supplies). These developments may adversely affect the demand for products manufactured with, or powered by, crude oil, NGLs and natural gas and the demand for, and in turn the prices of, the crude oil, NGLs and natural gas that we sell. See the risk factors above for a discussion of the impact of commodity prices (including fluctuations in commodity prices) on our financial condition, cash flows and results of operations.

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

Further, climate change-related developments (such as extensive climate-related disclosure requirements as referenced above) may result in negative perceptions of the oil and gas industry and, in turn, reputational risks associated with the exploration for, and production of, hydrocarbons. Such negative perceptions and reputational risks may adversely affect our ability to successfully carry out our business strategy, for example, by adversely affecting the availability and cost of capital to us. For further discussion of the potential impact of such risks on our financial condition, cash flows and results of operations, see the discussion below in this section and in the section above entitled "Risks Related to Our Operations."

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

New or revised rules, regulations and policies may be issued, and new legislation may be proposed, that could impact the oil and gas exploration and production industry. Such rules, regulations, policies and legislation may affect, among other things, (i) permitting for oil and gas drilling on state, tribal and federal lands, (ii) the leasing of state, tribal and federal lands for oil and gas development, (iii) the regulation and disclosure of greenhouse gas (GHG) emissions and/or other climate change-related matters associated with oil and gas operations, (iv) the use of hydraulic fracturing on state, tribal and federal lands, (v) the calculation of royalty payments in respect of oil and gas production from state, tribal and federal lands (including, but not limited to, an increase in applicable royalty percentages), (vi) U.S. federal income tax laws applicable to oil and gas exploration and production companies and (vii) the use of financial derivative instruments to hedge the financial impact of fluctuations in crude oil, NGLs and natural gas prices.

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

Local, state, federal and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. For example, we are subject to the U.S. EPA’s rule requiring annual reporting of GHG emissions which is subject to amendment from time to time. In addition, our oil and gas production and processing operations are subject to the U.S. EPA’s new source performance standards applicable to emissions of volatile organic compounds from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations and gas processing plants, as well as the U.S. EPA’s final new methane rules announced in December 2023. Further, our operations are subject to the proposed methane “Waste Emissions Charge” rule, published in January 2024 as part of the Methane Emissions Reduction Program implemented under the Inflation Reduction Act of 2022.

At the international level, in December 2015, the U.S. participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. The Paris Agreement went into effect in November 2016 and to which the United States formally rejoined in February 2021. The United States has established an economy-wide target of reducing its net GHG emissions by 50-52 percent below 2005 levels by 2030 and achieving net zero GHG emissions economy-wide by no later than 2050. In December 2023, the first global stocktake, also known as the “UAE Consensus,” was issued at the United Nations Climate Change Conference. The UAE Consensus is an assessment of members’ collective efforts and achievements to reduce GHG emissions and adapt to the impacts of climate change. The UAE Consensus calls on parties, including the U.S., to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by 2050. In addition, many state and local officials have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

It is possible that the Paris Agreement, the related UAE Consensus, and subsequent domestic and international regulations and government policies related to climate change and GHG emissions will have adverse effects on the market for crude oil, NGLs and natural gas as well as adverse effects on the business and operations of companies engaged in the exploration for, and production of, crude oil, NGLs and natural gas.

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

Our ability to achieve our ESG-related targets and ambitions is subject to numerous factors and conditions, some of which are outside of our control and include evolving government regulation, potential revisions to emissions estimates as measurement technologies advance or due to changes in protocol or methodologies, the pace of changes in technology, the successful development and deployment of existing or new technologies and business solutions on a commercial scale, the availability, timing and cost of necessary equipment, goods, services and personnel, and the availability of requisite financing and federal and state incentive programs. For example, we are exploring technology to capture and store carbon dioxide emissions, which includes a pilot carbon capture and storage (CCS) project related to our operations. CCS projects face operational, technological, legal and regulatory risks that could be considerable due to the early-stage nature of such projects and the CCS sector generally. Our ability to successfully develop, implement and carry out our CCS activities will depend on a number of factors that we will not be able to fully control, including timing of regulatory approvals and availability of subsurface pore space. Further, financial or tax incentives in respect of CCS projects could be changed or terminated. In addition, our failure to properly operate a CCS project could put at risk certain governmental tax credits and potentially expose us to commercial, legal, reputational and other risks.

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

Further, investor and regulatory focus on ESG matters continues to increase. In addition to climate change, there is increasing investor and regulatory attention and focus on topics such as diversity and inclusion, human rights and human capital management, in companies’ own operations as well as across their supply chains. If our ESG-related initiatives, targets and ambitions do not meet our investors' or other stakeholders' evolving expectations and standards, investment in our stock may be viewed as less attractive and our reputation and contractual, employment and other business relationships may be adversely impacted.

Tax laws and regulations, including those applicable specifically to crude oil and natural gas exploration and production companies, may change over time, and such changes could materially and adversely affect our business, cash flows, results of operations and financial condition.

From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws, including laws specifically applicable to crude oil and natural gas exploration and production companies - such as eliminating the immediate deduction for intangible drilling and development costs. In addition, certain countries, including countries where EOG is currently conducting business or may in the future conduct business, have advocated for the implementation (via legislation) of a global minimum tax.

No accurate prediction can be made as to whether any such legislative changes or similar or other tax law changes will be proposed or enacted. Further, no accurate prediction can be made as to (i) what the specific provisions or the effective date of any such enacted legislation would be or (ii) in the case of a global minimum tax or similar tax, which countries or other jurisdictions would participate and enact applicable legislation.

The elimination or postponement of certain U.S. federal income tax deductions currently available to crude oil and natural gas exploration and production companies, as well as any other changes to, or the imposition of new, U.S. federal, state, local or non-U.S. (i.e., foreign) taxes (including the imposition of, or increases in, production, severance or similar taxes or the enactment of a global minimum tax or similar tax), could, if adopted, materially and adversely affect our business, cash flows, results of operations and financial condition.

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

In August 2022, President Biden signed into law the Inflation Reduction Act (IRA), which, among other changes, imposes a 15% corporate alternative minimum tax (CAMT) on the "adjusted financial statement income" of certain large corporations (generally, corporations reporting at least $1 billion average adjusted financial statement net income). To the extent we are subject to the CAMT, our cash obligations for U.S. federal income taxes could be accelerated. The U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies are expected to continue to issue guidance on how the CAMT and other provisions of the IRA will be applied or otherwise administered which may differ from our interpretations. We continue to evaluate the IRA and its effect on our financial condition and cash flows.

We are unable to predict the timing, scope and effect of any proposed or enacted tax law changes, but any such changes (if enacted) may materially and adversely affect our business. We will continue to monitor and assess any proposed or enacted tax law changes to determine the impact on our business, cash flows, results of operations and financial condition and take appropriate actions, where necessary.

Risks Related to Our International Operations

We operate in other countries and, as a result, are subject to certain political, economic, competitive and other risks.

Our operations in jurisdictions outside the U.S. are subject to various risks inherent in foreign operations. These risks include, among other risks:

•increases in taxes and governmental royalties;

•additional and potentially unfamiliar laws and policies governing the operations of foreign-based companies and changes in such laws and policies;
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
•competition from companies that have established strategic long-term positions or have strong governmental relationships in the foreign jurisdictions in which we operate; and
•currency restrictions or exchange rate fluctuations.

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

The reporting currency for our consolidated financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the U.S. and have functional currencies other than the U.S. dollar. The assets, liabilities, revenues and expenses of certain of these foreign subsidiaries are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if the amount has not changed in the original currency. These translations could result in changes to our results of operations from period to period. For the fiscal year ended December 31, 2023, EOG had no net operating revenues related to operations of our foreign subsidiaries whose functional currency was not the U.S. dollar.

Risks Related to Cybersecurity, Outbreaks/Pandemics and Other External Factors

Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.

As an oil and gas producer, we face various security threats, including (i) cybersecurity threats to gain unauthorized access to, or control of, our sensitive information or to render our data or systems corrupted or unusable; (ii) threats to the security of our facilities and infrastructure or to the security of third-party facilities and infrastructure, such as gathering, transportation, processing, fractionation, refining, liquefaction and export facilities; and (iii) threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material and adverse effect on our business.

We rely extensively on information technology systems, including internally developed software, data hosting platforms, real-time data acquisition systems, third-party software, cloud services and other internally or externally hosted hardware and software platforms, to (i) estimate our oil and gas reserves, (ii) process and record financial and operating data, (iii) process and analyze all stages of our business operations, including exploration, drilling, completions, production, gathering and processing, transportation, pipelines and other related activities and (iv) communicate with our employees and vendors, suppliers and other third parties. Further, our reliance on technology has increased due to the increased use of personal devices and remote communications. Although we have implemented and invested in, and will continue to implement and invest in, controls, procedures and protections (including internal and external personnel) that are designed to protect our systems, identify and remediate on a regular basis vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threats, such measures cannot entirely eliminate cybersecurity threats and the controls, procedures and protections we have implemented and invested in may prove to be ineffective.

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
•a cybersecurity attack on third-party gathering, transportation, processing, fractionation, refining, liquefaction or export facilities, which could result in reduced demand for our production or delay or prevent us from transporting and marketing our production, in either case resulting in a loss of revenues;
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

Further, strategic targets, such as energy-related assets, may be at a greater risk of terrorist attacks or cybersecurity attacks than other targets in the United States. Moreover, external digital technologies control nearly all of the crude oil and natural gas distribution systems in the U.S. and abroad, which are necessary to transport and market our production. A cybersecurity attack directed at, for example, crude oil, NGLs and natural gas distribution systems could (i) damage critical distribution and storage assets or the environment; (ii) disrupt energy supplies and markets, by delaying or preventing delivery of production to markets; and (iii) make it difficult or impossible to accurately account for production and settle transactions.

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

While we have experienced limited cybersecurity incidents in the past, we have not had, to date, any business interruptions or material losses from breaches of cybersecurity. However, there is no assurance that we will not suffer any such interruptions or losses in the future. Further, as technologies evolve and cybersecurity threats become more sophisticated, we are continually expending additional resources to modify or enhance our security measures to protect against such threats and to identify and remediate on a regular basis any vulnerabilities in our information systems and related infrastructure that may be detected, and these expenditures in the future may be significant. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention and new disclosure requirements recently enacted by the SEC with respect to material cybersecurity incidents and cybersecurity risk management, strategy and governance, which could require us to expend significant additional resources to meet such requirements.

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

There would be many variables and uncertainties associated with any future outbreak or pandemic, including (but not limited to) the duration and severity of the outbreak; the extent of travel restrictions, business closures and other measures imposed by governmental authorities; increased risk of cyberattacks on information technology systems used in remote working arrangements; absence of employees due to illness; the impact of the pandemic on EOG's customers and contractual counterparties; and other factors that may be currently unknown or considered immaterial, to fully assess the potential impact on our business, financial condition and results of operations.

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

In addition, there has been public discussion that climate change may be associated with more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, and other related phenomena, which could affect some, or all, of our operations. Our exploration, exploitation and development activities and equipment could be adversely affected by extreme weather events, such as winter storms, flooding and tropical storms and hurricanes, which may cause a loss of production from temporary cessation of activity or damaged facilities and equipment. Such extreme weather events could also impact other areas of our operations, including access to our drilling and production facilities for routine operations, maintenance and repairs, the installation and operation of gathering, processing, compression, storage and/or transportation facilities and the availability of, and our access to, necessary third-party services and facilities, such as gathering, processing, compression, storage, transportation and export services and facilities. Such extreme weather events and changes in weather patterns may materially and adversely affect our business and, in turn, our financial condition and results of operations.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

EOG relies on information technology systems across its business. As its reliance on data and information technology systems has increased, EOG has continued to evolve and modify its cybersecurity processes and strategy and related governance and oversight practices as well as enhance the expertise of its cybersecurity team.

Cyber Risk Management & Strategy

As part of its overall risk management system, EOG regularly assesses its processes and practices for managing and mitigating cybersecurity risks and determines whether such risks are being effectively managed and mitigated.

EOG has implemented and invested in multiple technologies, controls, and procedures designed to protect its information systems and related infrastructure; identify, assess and remediate vulnerabilities; and monitor and mitigate the risk of data loss and other cybersecurity threats and intrusions.

EOG focuses on building cybersecurity awareness with its employees and other end-users through training and security exercises and communicates EOG's expectations of employees and contractors with respect to cybersecurity matters via EOG's Codes of Business Conduct and Ethics.

EOG's dedicated, in-house cybersecurity team, which is responsible for EOG's cybersecurity strategy and planning, oversees such efforts, with assistance from external threat analysts, consultants and service providers. As part of these efforts, such team seeks to identify potential cyber vulnerabilities and opportunities for improvement and then evaluates and implements different cybersecurity technologies to address any identified vulnerabilities and opportunities.

In addition, EOG's internal audit function, in conjunction with third-party experts, play a key role in reviewing and assessing EOG's cybersecurity technologies, controls and procedures, including conducting penetration testing and vulnerability assessments.

In the event of an incident, EOG has a designated response team and written response plan in place with predefined escalation and response procedures. EOG also has processes in place to monitor the cybersecurity risk exposure and security practices of key service providers to assess their cyber preparedness.

While such technologies, controls, and procedures cannot entirely eliminate cybersecurity threats, EOG believes the risks from cybersecurity threats (including as a result of previous cybersecurity incidents) have been effectively managed and contained, and have not materially affected, and are not reasonably likely to materially affect, EOG and its business strategy, results of operations or financial condition. See ITEM 1A, Risk Factors, for related discussion.

As technology and potential cybersecurity threats evolve, EOG intends to continue to adapt and enhance its cybersecurity controls, procedures, and protections.

Cyber Expertise & Experience

As discussed above, EOG's cybersecurity team consists of in-house cybersecurity professionals and external threat analysts, consultants and service providers. EOG's in-house professionals and external threat analysts possess various cybersecurity certifications.

EOG's cybersecurity team is led by EOG's group director, information systems and senior manager, information systems security, who each have over six years of experience overseeing EOG's cybersecurity processes and strategy.

Cyber Governance & Oversight

EOG's cybersecurity team reports to EOG's Senior Vice President and Chief Information and Technology Officer, who has served as EOG's Chief Technology Officer since 2017 and as EOG's Chief Information Officer for over 25 years.

EOG's cybersecurity team leadership, Senior Vice President and Chief Information and Technology Officer and other members of senior management regularly report to EOG's Audit Committee and Board of Directors (Board) regarding cybersecurity matters, including the assessments performed regarding EOG's cybersecurity technologies, controls and procedures.

As part of its risk oversight responsibility and pursuant to its charter, the Audit Committee, in consultation with the Board and the Board's other committees, oversees our policies, strategies, and initiatives for mitigating cybersecurity and information technology risks.

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

Acreage. The following table summarizes EOG's gross and net developed and undeveloped acreage at December 31, 2023 (in thousands of acres). Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

United States	1,869	1,500	2,747	1,866	4,616	3,366
Trinidad	77	65	238	139	315	204
Australia	—	—	1,009	1,009	1,009	1,009
Total	1,946	1,565	3,994	3,014	5,940	4,579

Most of our undeveloped oil and gas leases, particularly in the United States, are subject to lease expiration if initial wells are not drilled within a specified period, generally between three to five years. Approximately 0.1 million net acres will expire in 2024, 0.1 million net acres will expire in 2025 and 1.1 million net acres will expire in 2026 if production is not established or we take no other action to extend the terms of the leases or obtain concessions. As of December 31, 2023, there were no proved undeveloped reserves (PUDs) associated with undeveloped leases on which drilling was planned after the expiration dates of such leases. In the ordinary course of business, based on our evaluations of certain geologic trends and prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

Many of our oil and gas leases are large enough to accommodate more than one producing unit. Included in our undeveloped acreage is non-producing acreage within such larger producing leases.

The agreement governing the acreage associated with our exploration program in offshore Australia is set to expire at various dates through 2026 depending on EOG's decision to move forward with its defined work program or unless EOG is either granted a production license or an extension of the permit.

Productive Well Summary. The following table represents EOG's gross and net productive wells at December 31, 2023, including 2,868 wells in which we hold a royalty interest.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net

United States	9,475	6,652	3,595	1,772	13,070	8,424
Trinidad	2	2	38	32	40	34
Total (1)	9,477	6,654	3,633	1,804	13,110	8,458

(1)    EOG operated 9,304 gross and 8,291 net producing crude oil and natural gas wells at December 31, 2023. Gross crude oil and natural gas wells include 58 wells with multiple completions.

Drilling and Acquisition Activities.  During the years ended December 31, 2023, 2022 and 2021, EOG expended $6.0 billion, $5.2 billion and $4.0 billion, respectively, for exploratory and development drilling, facilities and acquisition of leases and producing properties, including asset retirement costs of $257 million, $298 million and $127 million, respectively.  The following tables set forth the results of the gross crude oil and natural gas wells completed for the years ended December 31, 2023, 2022 and 2021:

	Gross Development Wells Completed				Gross Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2023
United States	595	152	2	749	9	7	—	16
Trinidad	—	2	—	2	—	1	—	1
Total	595	154	2	751	9	8	—	17
2022
United States	462	133	11	606	3	—	8	11
Trinidad	—	—	—	—	—	2	1	3
Total	462	133	11	606	3	2	9	14
2021
United States	474	72	5	551	10	1	1	12
Trinidad	—	—	—	—	—	—	—	—
Oman	—	—	—	—	—	—	3	3
Total	474	72	5	551	10	1	4	15

The following tables set forth the results of the net crude oil and natural gas wells completed for the years ended December 31, 2023, 2022 and 2021:

	Net Development Wells Completed				Net Exploratory Wells Completed
	Crude Oil	Natural Gas	Dry Hole	Total	Crude Oil	Natural Gas	Dry Hole	Total
2023
United States	490	135	2	627	7	6	—	13
Trinidad	—	2	—	2	—	1	—	1
Total	490	137	2	629	7	7	—	14
2022
United States	395	117	10	522	3	—	8	11
Trinidad	—	—	—	—	—	2	1	3
Total	395	117	10	522	3	2	9	14
2021
United States	434	66	4	504	10	1	1	12
Trinidad	—	—	—	—	—	—	—	—
Oman	—	—	—	—	—	—	3	3
Total	434	66	4	504	10	1	4	15

EOG participated in the drilling of wells that were in the process of being drilled or completed at the end of the period as set out in the table below for the years ended December 31, 2023, 2022 and 2021:

	Wells in Progress at End of Period
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net

United States	254	212	251	213	191	167
Trinidad	3	3	1	1	1	1
Total	257	215	252	214	192	168

Included in the previous table of wells in progress at the end of the period were wells which had been drilled, but were not completed (DUCs). In order to effectively manage its capital expenditures and to provide flexibility in managing its drilling rig and well completion schedules, EOG, from time to time, will have an inventory of DUCs. At December 31, 2023, there were approximately 134 MMBoe of net PUDs associated with EOG's inventory of DUCs. Under EOG's current drilling plan, all such DUCs are expected to be completed within five years from the original booking date of such reserves. The following table sets forth EOG's DUCs, for which PUDs had been booked, as of the end of each period.

	Drilled Uncompleted Wells at End of Period
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net

United States	156	132	122	98	121	105
Trinidad	1	1	—	—	—	—
Total	157	133	122	98	121	105

EOG acquired wells as set forth in the following table (excluding the acquisition of additional interests in 4, 74 and 5 net wells in which EOG previously owned an interest for the years ended December 31, 2023, 2022 and 2021, respectively) for the years ended December 31, 2023, 2022 and 2021:

	Gross Acquired Wells			Net Acquired Wells
	Crude Oil	Natural Gas	Total	Crude Oil	Natural Gas	Total
2023
United States	5	—	5	5	—	5
Total	5	—	5	5	—	5
2022
United States	25	5	30	19	1	20
Total	25	5	30	19	1	20
2021
United States	2	14	16	1	13	14
Total	2	14	16	1	13	14

Other Property, Plant and Equipment. EOG's other property, plant and equipment primarily includes gathering, transportation and processing infrastructure assets, carbon capture and storage assets and buildings. EOG does not own drilling rigs, hydraulic fracturing equipment or rail cars. All of EOG's drilling and completion activities are conducted on a contractual basis with independent drilling contractors and other third-party service contractors.

ITEM 3.  Legal Proceedings

See the information set forth under the "Contingencies" caption in Note 8 of the Notes to Consolidated Financial Statements, which is incorporated by reference herein.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to this item, EOG uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required; EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter and year ended December 31, 2023.

ITEM 4.  Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities

EOG's common stock is traded on the New York Stock Exchange under the ticker symbol "EOG."

As of February 15, 2024, there were approximately 3,000 record holders and approximately 1,093,000 beneficial owners of EOG's common stock.

EOG expects to continue to pay dividends to its stockholders; however, EOG's Board may reduce the dividend or cease declaring dividends at any time, including if it determines that EOG's current or forecasted future cash flows provided by its operating activities (after deducting capital expenditures and other commitments requiring cash) are not sufficient to pay EOG's desired levels of dividends to its stockholders or to pay dividends to its stockholders at all. For additional discussion, see ITEM 1A. Risk Factors.

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares or Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1, 2023 - October 31, 2023	59,602	$129.19	$—	$4,328,867,620
November 1, 2023 - November 30, 2023	1,198,980	122.96	145,760,313	4,183,107,307
December 1, 2023 - December 31, 2023	1,269,005	122.49	154,239,583	4,028,867,724
Total	2,527,587	122.87	299,999,896

(1)Includes 2,444,880 shares repurchased during the quarter ended December 31, 2023, at an average price of $122.71 per share (inclusive of commissions and transaction fees), pursuant to the November 2021 Authorization (as defined and further discussed below); such repurchases count against the November 2021 Authorization. The share repurchases during December 2023 were made pursuant to a Rule 10b5-1 trading plan entered into by EOG on December 1, 2023 (prior to the opening of trading on such day).
Also includes 82,707 total shares that were withheld by or returned to EOG during the quarter ended December 31, 2023, at an average price of $127.66 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options (such shares do not count against the November 2021 Authorization).
(2)Effective November 4, 2021, EOG's Board of Directors (Board) established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). As of the date of this filing, (i) EOG has repurchased an aggregate 8,648,918 shares at a total cost of $971,132,276 (inclusive of commissions and transaction fees) under the November 2021 Authorization and (ii) an additional $4,028,867,724 of shares may be purchased under the November 2021 Authorization.
(3)Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, other market and economic conditions, the availability of cash to effect repurchases and EOG's anticipated future capital expenditures and other commitments requiring cash. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended or terminated by the Board at any time.

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

The performance graph shown below compares the cumulative five-year total return to stockholders of EOG's common stock as compared to the cumulative five-year total returns of the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Oil & Gas Exploration & Production Index (S&P O&G E&P).  The comparison was prepared based upon the following assumptions:

1.$100 was invested on December 31, 2018 in each of the following:  common stock of EOG, the S&P 500 and the S&P O&G E&P.
2.    Dividends are reinvested.

Comparison of Five-Year Cumulative Total Returns
EOG, S&P 500 and S&P O&G E&P
(Performance Results Through December 31, 2023)

	2018	2019	2020	2021	2022	2023
EOG	$100.00	$97.18	$59.63	$112.52	$176.50	$172.96
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P O&G E&P	$100.00	$112.02	$72.35	$135.35	$214.52	$214.60

ITEM 6.  Reserved

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

EOG Resources, Inc., together with its subsidiaries (collectively, EOG), is one of the largest independent (non-integrated) crude oil and natural gas companies in the United States of America (United States) with proved reserves in the United States and the Republic of Trinidad and Tobago (Trinidad).  EOG is focused on being among the lowest-cost, highest-return and lowest-emissions producers, playing a significant role in the long-term future of energy. EOG operates under a consistent business and operational strategy that focuses predominantly on maximizing the rate of return on investment of capital by controlling operating costs and capital expenditures and maximizing reserve recoveries.  Pursuant to this strategy, each prospective drilling location is evaluated by its estimated rate of return. This strategy is intended to enhance the generation of cash flow and earnings from each unit of production on a cost-effective basis, allowing EOG to maximize long-term shareholder value and maintain a strong balance sheet.  EOG implements its strategy primarily by emphasizing the drilling of internally generated prospects in order to find and develop low-cost reserves.  Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations and robust environmental stewardship practices and performance, is integral in the implementation of EOG's strategy.

EOG realized net income of $7,594 million during 2023 as compared to net income of $7,759 million for 2022. At December 31, 2023, EOG's total estimated net proved reserves were 4,498 million barrels of oil equivalent (MMBoe), an increase of 260 MMBoe from December 31, 2022.  During 2023, net proved crude oil and condensate and natural gas liquids (NGLs) reserves increased by 204 million barrels (MMBbl), and net proved natural gas reserves increased by 339 billion cubic feet or 57 MMBoe, in each case from December 31, 2022.

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

For the year ended December 31, 2023, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $77.61 per barrel and $2.74 per million British thermal units (MMBtu), respectively, representing decreases of 18% and 59%, respectively, from the average NYMEX prices for the year ended December 31, 2022. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Inflation Considerations; Availability of Materials, Labor & Services. Beginning in the second half of 2021 and continuing, to a lesser degree, through the first three months of 2023, EOG, similar to other companies in its industry, experienced inflationary pressures on its operating costs and capital expenditures - namely the costs of fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor and drilling and completion services. Such inflationary pressures resulted from (i) supply chain disruptions caused by the COVID-19 pandemic and the resulting limited availability of certain materials and products manufactured using such materials; (ii) increased demand for fuel and steel; (iii) increased demand for drilling and completion services coupled with a limited number of available service providers, resulting in increased competition for such services among EOG and other companies in its industry; (iv) labor shortages; and (v) other factors, including the ongoing conflict between Russia and the Ukraine which began in late February 2022. Beginning in the second quarter of 2023, EOG has seen these inflationary pressures diminish and, in certain circumstances, seen a decline in prices. However, the market for such materials, services and labor continues to fluctuate and, as a result, the timing and impact of any price changes on EOG's future operating costs and capital expenditures is uncertain.

Such inflationary pressures on EOG's operating costs and capital expenditures have, in turn, impacted its cash flows and results of operations. However, by virtue of its continued focus on increasing its drilling, completion and operating efficiencies and improving the performance of its wells, as well as the flexibility provided by its multi-basin drilling portfolio, EOG has, to date, been able to largely offset such impacts. Such inflationary pressures resulted in an increase of less than 10 percent in its fiscal year 2023 well costs (i.e., its costs for drilling, completions and well-site facilities) versus fiscal year 2022. Accordingly, such increase in EOG's fiscal year 2023 well costs did not have a material impact on EOG's full-year 2023 cash flows. Further, such inflationary pressures and the factors contributing to such inflationary pressures (described above) have not, to date, impacted EOG's liquidity, capital resources, cash requirements or financial position or its ability to conduct its day-to-day drilling, completion and production operations.

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

EOG plans to continue with these initiatives and actions, though there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on EOG's operating costs and capital expenditures, cash flows and results of operations. Further, there can be no assurance that the factors contributing to any future inflationary pressures will not impact EOG's ability to conduct its future day-to-day drilling, completion and production operations. See ITEM 1A. Risk Factors, for related discussion.

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

Operations

Several important developments have occurred since January 1, 2023.

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

In 2023, EOG continued to focus on increasing drilling, completion and operating efficiencies, to improve well performance and, as is further discussed above, to mitigate inflationary pressures on its operating costs and capital expenditures. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 73% and 75% of EOG's United States production during 2023 and 2022, respectively. During 2023, EOG's drilling and completion activities occurred primarily in the Delaware Basin play, Eagle Ford play and Rocky Mountain area. EOG's major producing areas in the United States are in New Mexico and Texas. See ITEM 1, Business - Exploration and Production for further discussion regarding EOG's 2023 United States operations.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary (NGC), and crude oil and condensate which is sold to Heritage Petroleum Company Limited.

In the fourth quarter of 2023, EOG completed two net developmental wells and one net exploratory well from the recently installed Osprey B platform in the Modified U(a) Block. Additionally, in 2023, EOG completed the design phase for the platform and related facilities in the Mento Area and commenced construction of such platform and related facilities.

Also, EOG sold its equity interest in its ammonia plant investments in the first quarter of 2023.

Other International. In November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. In 2023, EOG continued to prepare for the drilling of an exploration well subject to regulatory approvals and equipment availability.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploration opportunities in countries where indigenous crude oil and natural gas reserves have been identified.

Capital Structure

One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group.  EOG's debt-to-total capitalization ratio was 12% at December 31, 2023 and 17% at December 31, 2022.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At December 31, 2023, EOG maintained a strong financial and liquidity position, including $5.3 billion of cash and cash equivalents on hand and $1.9 billion of availability under its senior unsecured revolving credit facility (discussed below).

On June 7, 2023, EOG entered into a $1.9 billion senior unsecured Revolving Credit Agreement (New Facility) with domestic and foreign lenders. The New Facility replaced EOG's $2.0 billion senior unsecured Revolving Credit Agreement, dated as of June 27, 2019, with domestic and foreign lenders, which had a scheduled maturity date of June 27, 2024, and was terminated by EOG (without penalty), effective as of June 7, 2023, in connection with the completion of the New Facility.

On March 15, 2023, EOG repaid upon maturity the $1,250 million aggregate principal amount of its 2.625% Senior Notes due 2023 (2023 Notes).

During 2023, EOG funded $6.6 billion ($195 million of which was non-cash) in exploration and development and other property, plant and equipment expenditures (excluding asset retirement obligations), paid $3.4 billion in dividends to common stockholders, repaid the 2023 Notes and paid $1.0 billion to repurchase shares of common stock, primarily by utilizing net cash provided by its operating activities and cash on hand.

Total anticipated 2024 capital expenditures are estimated to range from approximately $6.0 billion to $6.4 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. The majority of 2024 expenditures will be focused on United States crude oil drilling activities. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Cash Return Framework. In May 2022, EOG announced the addition of quantitative guidance to its cash return framework - specifically, a commitment to return a minimum of 60% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of quarterly dividends, special dividends and share repurchases. On November 2, 2023, EOG announced an increase in such cash return commitment - specifically, a commitment, effective beginning with fiscal year 2024, to return a minimum of 70% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of quarterly dividends, special dividends and share repurchases. For related discussion regarding our payment of dividends and share repurchases, see ITEM 1A, Risk Factors, and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Dividend Declarations. On February 23, 2023, EOG's Board of Directors (Board) declared a quarterly cash dividend on the common stock of $0.825 per share paid on April 28, 2023, to stockholders of record as of April 14, 2023. The Board also declared on such date a special dividend on the common stock of $1.00 per share paid on March 30, 2023, to stockholders of record as of March 16, 2023.

On May 4, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share paid on July 31, 2023, to stockholders of record as of July 17, 2023.

On August 3, 2023, the Board declared a quarterly cash dividend on the common stock of $0.825 per share paid on October 31, 2023, to stockholders of record as of October 17, 2023.

On November 2, 2023, the Board (i) increased the quarterly cash dividend on the common stock from the previous $0.825 per share to $0.91 per share, effective beginning with the dividend paid on January 31, 2024, to stockholders of record as of January 17, 2024, and (ii) declared a special cash dividend on the common stock of $1.50 per share, paid on December 29, 2023, to stockholders of record as of December 15, 2023.

On February 22, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share to be paid on April 30, 2024, to stockholders of record as of April 16, 2024.

Results of Operations

This section discusses certain year-to-year comparisons between 2023 and 2022, which should be read in conjunction with the consolidated financial statements of EOG and notes thereto beginning on page F-1. For discussion of certain year-to-year comparisons between 2022 and 2021, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of EOG's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 23, 2023, which is incorporated herein by reference.

Operating Revenues and Other

During 2023, operating revenues decreased $1,516 million, or 6%, to $24,186 million from $25,702 million in 2022. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, decreased $5,420 million, or 24%, to $17,376 million in 2023 from $22,796 million in 2022. Revenues from the sales of crude oil and condensate and NGLs in 2023 were 90% of total wellhead revenues compared to 83% in 2022. During 2023, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $818 million compared to net losses of $3,982 million in 2022. Gathering, processing and marketing revenues decreased $890 million during 2023, to $5,806 million from $6,696 million in 2022. EOG recognized net gains on asset dispositions of $95 million in 2023 compared to net gains on asset dispositions of $74 million in 2022.

Wellhead volume and price statistics for the years ended December 31, 2023, 2022 and 2021 were as follows:

Year Ended December 31	2023	2022		2021

Crude Oil and Condensate Volumes (MBbld) (1)
United States	475.2	460.7		443.4
Trinidad	0.6	0.6		1.5
Other International (2)	—	—		0.1
Total	475.8	461.3		445.0
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$79.18	$97.22		$68.54
Trinidad	68.58	86.16		56.26
Other International (2)	—	—		42.36
Composite	79.17	97.21		68.50
Natural Gas Liquids Volumes (MBbld) (1)
United States	223.8	197.7		144.5
Total	223.8	197.7		144.5
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$23.07	$36.70		$34.35
Composite	23.07	36.70		34.35
Natural Gas Volumes (MMcfd) (1)
United States	1,551	1,315		1,210
Trinidad	160	180		217
Other International (2)	—	—		9
Total	1,711	1,495		1,436
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.70	$7.27		$4.88
Trinidad	3.65	4.43	(5)	3.40
Other International (2)	—	—		5.67
Composite	2.79	6.93		4.66
Crude Oil Equivalent Volumes (MBoed) (4)
United States	957.5	877.5		789.6
Trinidad	27.3	30.7		37.7
Other International (2)	—	—		1.6
Total	984.8	908.2		828.9

Total MMBoe (4)	359.4	331.5		302.5

(1)    Thousand barrels per day or million cubic feet per day, as applicable.
(2)Other International includes EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations.
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

Wellhead crude oil and condensate revenues in 2023 decreased $2,619 million, or 16%, to $13,748 million from $16,367 million in 2022, due primarily to a lower composite average wellhead crude oil and condensate price ($3,134 million), partially offset by an increase in production ($515 million). EOG's composite wellhead crude oil and condensate price for 2023 decreased 19% to $79.17 per barrel compared to $97.21 per barrel in 2022. Wellhead crude oil and condensate production in 2023 increased 3% to 476 MBbld as compared to 461 MBbld in 2022. The increased production was primarily in the Permian Basin, partially offset by decreased production in the Eagle Ford play.

NGLs revenues in 2023 decreased $764 million, or 29%, to $1,884 million from $2,648 million in 2022 primarily due to a lower composite average wellhead NGLs price ($1,117 million), partially offset by an increase in production ($353 million). EOG's composite average wellhead NGLs price decreased 37% to $23.07 per barrel in 2023 compared to $36.70 per barrel in 2022. NGLs production in 2023 increased 13% to 224 MBbld as compared to 198 MBbld in 2022. The increased production was primarily in the Permian Basin.

Wellhead natural gas revenues in 2023 decreased $2,037 million, or 54%, to $1,744 million from $3,781 million in 2022 primarily due to a lower composite wellhead natural gas price ($2,583 million), partially offset by an increase in natural gas deliveries ($546 million). EOG's composite average wellhead natural gas price decreased 60% to $2.79 per Mcf in 2023 compared to $6.93 per Mcf in 2022. Natural gas deliveries in 2023 increased 14% to 1,711 MMcfd as compared to 1,495 MMcfd in 2022. The increase in production was primarily due to increased production of associated natural gas from the Permian Basin and higher deliveries in the Dorado gas play, partially offset by lower natural gas deliveries in Trinidad and decreased production of associated natural gas from the Eagle Ford play.

During 2023, EOG recognized net gains on the mark-to-market of financial commodity derivative contracts of $818 million, which included net cash paid for settlements of crude oil, NGLs and natural gas financial derivative contracts of $112 million. During 2022, EOG recognized net losses on the mark-to-market of financial commodity derivative contracts of $3,982 million, which included net cash paid for settlements of crude oil, NGLs and natural gas financial derivative contracts of $3,501 million.

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

Gathering, processing and marketing revenues less marketing costs in 2023 decreased $64 million compared to 2022, primarily due to lower margins on natural gas marketing activities.

Operating and Other Expenses

During 2023, operating expenses of $14,583 million were $1,153 million lower than the $15,736 million incurred during 2022.  The following table presents the costs per barrel of oil equivalent (Boe) for the years ended December 31, 2023 and 2022:

	2023	2022

Lease and Well	$4.05	$4.02
Transportation Costs	2.66	2.91
Gathering and Processing Costs	1.84	1.87
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.24	10.21
Other Property, Plant and Equipment	0.48	0.48
General and Administrative (G&A)	1.78	1.72
Interest Expense, Net	0.41	0.54
Total (1)	$20.46	$21.75

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, transportation costs, gathering and processing costs, DD&A, G&A and interest expense, net for 2023 compared to 2022 are set forth below.  See "Operating Revenues and Other" above for a discussion of production volumes.

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

Lease and well expenses of $1,454 million in 2023 increased $123 million from $1,331 million in 2022 primarily due to higher operating and maintenance costs in the United States ($65 million) and in Trinidad ($8 million), higher lease and well administrative expenses in the United States ($43 million), and higher workovers expenditures in the United States ($8 million). Lease and well expenses increased in the United States primarily due to increased operating activities resulting from increased production.

Transportation costs represent costs associated with the delivery of hydrocarbon products from the lease or an aggregation point on EOG's gathering system to a downstream point of sale.  Transportation costs include transportation fees, storage and terminal fees, the cost of compression (the cost of compressing natural gas to meet pipeline pressure requirements), the cost of dehydration (the cost associated with removing water from natural gas to meet pipeline requirements), gathering fees and fuel costs. Transportation costs also include operating and maintenance expenses associated with EOG-owned transportation assets.

Transportation costs of $957 million in 2023 decreased $9 million from $966 million in 2022 primarily due to decreased transportation costs related to production from the Eagle Ford play ($37 million) and the Rocky Mountain area ($6 million), partially offset by increased transportation costs related to production from the Permian Basin ($20 million), the Dorado gas play ($9 million) and the Mid-Continent area ($5 million).

Gathering and processing costs represent operating and maintenance expenses and administrative expenses associated with operating EOG's gathering and processing assets as well as natural gas processing fees and certain NGLs fractionation fees paid to third parties. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

Gathering and processing costs increased $42 million to $663 million in 2023 compared to $621 million in 2022 primarily due to increased gathering and processing fees related to production from the Permian Basin ($33 million) and increased operating and maintenance expenses related to production from the Rocky Mountain area ($14 million) and the Permian Basin ($10 million), partially offset by decreased operating and maintenance expenses related to production from the Eagle Ford play ($14 million) and decreased gathering and processing fees related to production from the Rocky Mountain area ($13 million).

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

DD&A expenses in 2023 decreased $50 million to $3,492 million from $3,542 million in 2022.  DD&A expenses associated with oil and gas properties in 2023 were $64 million lower than in 2022 primarily due to lower unit rates in the United States ($373 million), partially offset by an increase in production in the United States ($299 million). Unit rates in the United States decreased primarily due to upward reserve revisions related to favorable well performance, lower expected future operating costs and reserve additions at lower costs per Boe. DD&A expenses associated with other property, plant and equipment in 2023 were $14 million higher than in 2022 primarily due to an increase in expense related to gathering assets and equipment.

G&A expenses of $640 million in 2023 increased $70 million from $570 million in 2022 primarily due to a net increase in costs associated with corporate support activities, including employee-related expenses and information systems and other services.

Interest expense, net of $148 million in 2023 decreased $31 million from $179 million in 2022 primarily due to the repayment in March 2023 of the $1,250 million aggregate principal amount of the 2023 Notes.

Exploration costs of $181 million in 2023 increased $22 million from $159 million in 2022 primarily due to increased administrative expenses ($10 million) and increased geological and geophysical expenditures ($8 million), both in the United States.

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

The following table represents impairments for the years ended December 31, 2023 and 2022 (in millions):

	2023	2022

Proved properties	$44	$120
Unproved properties	125	206
Other assets	31	29
Inventories	—	25
Firm commitment contracts	2	2
Total	$202	$382

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes.  Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income in 2023 decreased $301 million to $1,284 million (7.4% of wellhead revenues) from $1,585 million (7.0% of wellhead revenues) in 2022. The decrease in taxes other than income was primarily due to decreased severance/production taxes ($357 million) and decreased ad valorem/property taxes ($34 million), partially offset by decreased state severance tax refunds ($99 million), all in the United States.

Other income, net, was $234 million in 2023 compared to other income, net, of $114 million in 2022. The increase of $120 million in 2023 was primarily due to an increase in interest income ($155 million), partially offset by the absence of equity income due to the sale of EOG's equity interest in ammonia plant investments in Trinidad in the first quarter of 2023 ($46 million).

EOG recognized an income tax provision of $2,095 million in 2023 compared to an income tax provision of $2,142 million in 2022 primarily due to decreased pretax income. The net effective tax rate for 2023 was unchanged from the prior year rate of 22%.

Capital Resources and Liquidity

Cash Flow

The primary sources of cash for EOG during the three-year period ended December 31, 2023, were funds generated from operations and, to a lesser extent, proceeds from asset sales.  The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; net cash paid for settlements of financial commodity derivative contracts; repayment of debt; other property, plant and equipment expenditures; and purchases of treasury stock.

Net cash provided by operating activities of $11,340 million in 2023 increased $247 million from $11,093 million in 2022 primarily due to a decrease in net cash paid for settlements of financial commodity derivative contracts ($3,389 million), a decrease in net cash paid for income taxes ($1,246 million), a decrease in net cash used in working capital and other assets and liabilities ($590 million) and net cash provided by a change in collateral posted for financial commodity derivative contracts ($508 million), partially offset by a decrease in wellhead revenues ($5,420 million).

Net cash used in investing activities of $6,340 million in 2023 increased by $1,284 million from $5,056 million in 2022 primarily due to an increase in additions to oil and gas properties ($766 million); an increase in additions to other property, plant and equipment ($419 million) and a decrease in proceeds from the sales of assets ($209 million); partially offset by a decrease in net cash used in working capital associated with investing activities ($80 million) and a decrease in other investing activities ($30 million).

Net cash used in financing activities of $5,694 million in 2023 included cash dividend payments ($3,386 million), a repayment of long-term debt ($1,250 million), purchases of treasury stock ($1,038 million) and repayment of finance lease liabilities ($32 million). Cash provided by financing activities in 2023 included proceeds from stock options exercised and employee stock purchase plan activity ($20 million).

Total Expenditures

The table below sets out components of total expenditures for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Expenditure Category
Capital
Exploration and Development Drilling (1)	$4,803	$3,675	$2,864
Facilities	520	411	405
Leasehold Acquisitions (2)	207	186	215
Property Acquisitions (3)	16	419	100
Capitalized Interest	33	36	33
Subtotal	5,579	4,727	3,617
Exploration Costs	181	159	154
Dry Hole Costs	1	45	71
Exploration and Development Expenditures	5,761	4,931	3,842
Asset Retirement Costs	257	298	127
Total Exploration and Development Expenditures	6,018	5,229	3,969
Other Property, Plant and Equipment (4)	800	381	286
Total Expenditures	$6,818	$5,610	$4,255

(1)Exploration and development drilling included $90 million related to non-cash development drilling in 2023.
(2)Leasehold acquisitions included $99 million, $127 million and $45 million related to non-cash property exchanges in 2023, 2022 and 2021, respectively.
(3)Property acquisitions included $6 million, $26 million and $5 million related to non-cash property exchanges in 2023, 2022 and 2021, respectively.
(4)Other property, plant and equipment in 2023 included $134 million related to the acquisition of a gathering and processing system in the Powder River Basin. Other property, plant and equipment in 2021 included non-cash additions of $74 million, primarily related to finance lease transactions for storage facilities.

Exploration and development expenditures of $5,761 million for 2023 were $830 million higher than the prior year. The increase was primarily due to increased exploration and development drilling expenditures in the United States ($1,079 million), increased facility expenditures ($109 million) and increased exploration and development drilling expenditures in Trinidad ($51 million), partially offset by decreased property acquisitions ($403 million). The 2023 exploration and development expenditures of $5,761 million included $5,101 million in development drilling and facilities, $611 million in exploration, $33 million in capitalized interest and $16 million in property acquisitions. The 2022 exploration and development expenditures of $4,931 million included $3,962 million in development drilling and facilities, $514 million in exploration, $419 million in property acquisitions and $36 million in capitalized interest. The 2021 exploration and development expenditures of $3,842 million included $3,172 million in development drilling and facilities, $537 million in exploration, $100 million in property acquisitions and $33 million in capitalized interest.

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

Financial Commodity Derivative Transactions

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the year ended December 31, 2023 (closed) and remaining for 2024 and thereafter, as of February 16, 2024. Crude oil volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2023 (closed)	NYMEX WTI	95	$67.90	6	$102.26
April - May 2023 (closed)	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed)	NYMEX WTI	2	69.10	2	98.15

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - December 2023 (closed)	NYMEX Henry Hub	300	$3.36
January - February 2024 (closed)	NYMEX Henry Hub	725	3.07
March - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - December 2023 (closed)	NYMEX Henry Hub HSC Differential (1)	135	$0.01
January - February 2024 (closed)	NYMEX Henry Hub HSC Differential	10	0.00
March - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00
_________________
(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financing

EOG's debt-to-total capitalization ratio was 12% at December 31, 2023, compared to 17% at December 31, 2022.  As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At December 31, 2023 and 2022, respectively, EOG had outstanding $3,640 million and $4,890 million aggregate principal amount of senior notes, which had estimated fair values of $3,574 million and $4,740 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to EOG at year-end.  EOG's debt is at fixed interest rates.  While changes in interest rates affect the fair value of EOG's senior notes, such changes do not expose EOG to material fluctuations in earnings or cash flow.

During 2023, EOG funded its capital program and operations by utilizing cash provided by operating activities and cash on hand.  While EOG maintains a $1.9 billion senior unsecured revolving credit facility to back its commercial paper program, there were no borrowings outstanding at any time during 2023 and the amount outstanding at year-end was zero.  EOG considers the availability of its $1.9 billion senior unsecured revolving credit facility, as described in Note 2 to Consolidated Financial Statements, to be sufficient to meet its ongoing operating needs.

Outlook

Pricing.  Crude oil, NGLs and natural gas prices have been volatile, and this volatility is expected to continue.  As a result of the many uncertainties associated with the world economic and political environment, worldwide supplies of, and demand for, crude oil and condensate, NGLs and natural gas, the availability of other energy supplies and the relative competitive relationships of the various energy sources in the view of consumers, EOG is unable to predict what changes may occur in crude oil and condensate, NGLs, natural gas, ammonia and methanol prices in the future.  The market price of crude oil and condensate, NGLs and natural gas in 2024 will impact the amount of cash generated from EOG's operating activities, which will in turn impact EOG's financial position. As of February 16, 2024, the average 2024 NYMEX crude oil and natural gas prices were $75.81 per barrel and $2.28 per MMBtu, respectively, representing a decrease of 2% for crude oil and a decrease of 17% for natural gas from the average NYMEX prices in 2023. See ITEM 1A, Risk Factors for additional discussion of the impact of commodity prices (including fluctuations in commodity prices) on our financial condition, cash flows and results of operations.

Based on EOG's tax position, EOG's price sensitivity in 2024 for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGLs price, is approximately $151 million for net income and $193 million for pretax cash flows from operating activities.  Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for 2024 for which prices have not been determined under long-term marketing contracts, EOG's price sensitivity for each $0.10 per Mcf increase or decrease in wellhead natural gas price is approximately $27 million for net income and $35 million for pretax cash flows from operating activities.  For information regarding EOG's crude oil, NGLs and natural gas financial commodity derivative contracts through February 16, 2024, see "Financial Commodity Derivative Transactions" above.

Capital. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its Delaware Basin, Eagle Ford play, Dorado gas play and Utica play where it generates its highest rates-of-return. To further enhance the economics of these plays, EOG expects to continue to improve well performance and lessen inflationary pressure through efficiency gains and by locking in certain service costs for drilling and completion activities. In addition, EOG expects to spend a portion of its anticipated 2024 capital expenditures on leasing acreage, evaluating new prospects, gathering and processing infrastructure, transportation infrastructure and environmental projects.

The total anticipated 2024 capital expenditures of approximately $6.0 billion to $6.4 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses, is structured to maintain EOG's strategy of capital discipline by funding its exploration, development and exploitation activities primarily from available internally generated cash flows and cash on hand. EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its $1.9 billion senior unsecured revolving credit facility and equity and debt offerings.

Operations. In 2024, crude oil and total crude oil equivalent production are expected to increase from 2023 levels. In 2024, EOG expects to continue to focus on mitigating inflationary pressure on operating costs through efficiency improvements.

Cash Requirements. Certain of EOG's capital expenditures and operating costs are subject to contracts with minimum commitments, including those that meet the definition of a lease under ASC "Leases (Topic 842)". In 2024, EOG anticipates the following cash requirements under these commitments (in millions):

Finance Leases (1)	$37
Operating Leases (1)	363
Leases Effective, Not Commenced (1)	55
Transportation and Storage Service Commitments (2) (3)	878
Purchase and Service Obligations (3)	873
Total Cash Requirements	$2,206

(1)    For more information on contracts that meet the definition of a lease under ASC "Leases (Topic 842)," see Note 18 to Consolidated Financial Statements.
(2)    Amounts exclude transportation and storage service commitments that meet the definition of a lease. Amounts shown are based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars into United States dollars at December 31, 2023. Management does not believe that any future changes in these rates before the expiration dates of these commitments will have a material adverse effect on the financial condition or results of operations of EOG.
(3)    For more information on transportation and storage service commitments and purchase and service obligations, see Note 8 to Consolidated Financial Statements.

In 2024, EOG has no senior notes maturing and EOG expects to pay interest of $158 million on senior notes. For more information on EOG's current and long-term debt, see Note 2 to Consolidated Financial Statements.

Cash requirements to settle the liability for any unrecognized tax benefits, EOG's pension and postretirement benefit obligations and the liability for dismantlement, abandonment and asset retirement obligations (see Notes 6, 7, and 15, respectively, to Consolidated Financial Statements) are excluded because they are subject to estimates and the timing of settlement is unknown.

EOG expects to fund its exploration, development and exploitation activities and other cash requirements, both in 2024 and in future years, primarily from internally generated cash flows and cash on hand. As discussed above, EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its $1.9 billion senior unsecured revolving credit facility and equity and debt offerings.

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

Crude oil, NGLs and natural gas prices have exhibited significant volatility in the past, and EOG expects that volatility to continue in the future.  During the five years ended December 31, 2023, WTI crude oil spot prices have fluctuated from approximately $(36.98) per barrel to $123.64 per barrel, and Henry Hub natural gas spot prices have ranged from approximately $1.33 per MMBtu to $23.86 per MMBtu.  Market prices for NGLs are influenced by the components extracted, including ethane, propane, butane and natural gasoline, among others, and the respective market pricing for each component.

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

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including, among others, statements and projections regarding EOG's future financial position, operations, performance, business strategy, goals, returns and rates of return, budgets, reserves, levels of production, capital expenditures, operating costs and asset sales, statements regarding future commodity prices and statements regarding the plans and objectives of EOG's management for future operations, are forward‐looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "project," "strategy," "intend," "plan," "target," "aims," "ambition," "initiative," "goal," "may," "will," "focused on," "should" and "believe" or the negative of those terms or other variations or comparable terminology to identify its forward‐looking statements. In particular, statements, express or implied, concerning EOG's future financial or operating results and returns or EOG's ability to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control drilling, completion and operating costs and capital expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, other environmental matters, safety matters or other ESG (environmental/social/governance) matters, pay and/or increase regular and/or special dividends or repurchase shares are forward‐looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes the expectations reflected in its forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that such assumptions are accurate or will prove to have been correct or that any of such expectations will be achieved (in full or at all) or will be achieved on the expected or anticipated timelines. Moreover, EOG's forward-looking statements may be affected by known, unknown or currently unforeseen risks, events or circumstances that may be outside EOG's control. Important factors that could cause EOG's actual results to differ materially from the expectations reflected in EOG's forward-looking statements include, among others:

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
•security threats, including cybersecurity threats and disruptions to our business and operations from breaches of our information technology systems, physical breaches of our facilities and other infrastructure or breaches of the information technology systems, facilities and infrastructure of third parties with which we transact business, and enhanced regulatory focus on prevention and disclosure requirements relating to cyber incidents;
•the availability, proximity and capacity of, and costs associated with, appropriate gathering, processing, compression, storage, transportation, refining, liquefaction and export facilities;
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
•the extent to which EOG is able to successfully and economically develop, implement and carry out its emissions and other ESG-related initiatives and achieve its related targets, ambitions and initiatives;
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
•weather, including its impact on crude oil and natural gas demand, and weather-related delays in drilling and in the installation and operation (by EOG or third parties) of production, gathering, processing, refining, liquefaction, compression, storage, transportation, and export facilities;
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
•geopolitical factors and political conditions and developments around the world (such as the imposition of tariffs or trade or other economic sanctions, political instability and armed conflicts), including in the areas in which EOG operates;
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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference from Item 7 of this report, specifically the information set forth under the captions "Financial Commodity Derivative Transactions," "Financing" and "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity."

ITEM 8.  Financial Statements and Supplementary Data

The information required by this Item is included in this report as set forth in the "Index to Financial Statements" on page F-1 and is incorporated by reference herein.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures. EOG's management, with the participation of EOG's principal executive officer and principal financial officer, evaluated the effectiveness of EOG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2023. EOG's disclosure controls and procedures are designed to provide reasonable assurance that information that is required to be disclosed in the reports EOG files or submits under the Exchange Act is accumulated and communicated to EOG's management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Based on that evaluation, EOG's principal executive officer and principal financial officer have concluded that EOG's disclosure controls and procedures were effective as of December 31, 2023.

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

There were no changes in EOG's internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, EOG's internal control over financial reporting.

ITEM 9B.  Other Information

Trading Plans/Arrangements. During the quarter ended December 31, 2023, no director or Section 16 officer of EOG adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from (i) EOG's Definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than April 29, 2024 and (ii) Item 1 of this report, specifically the information therein set forth under the caption "Information About Our Executive Officers."

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

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than April 29, 2024. The Compensation and Human Resources Committee Report and related information incorporated by reference herein shall not be deemed "soliciting material" or to be "filed" with the United States Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that EOG specifically incorporates such information by reference into such a filing.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than April 29, 2024.

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

The 2021 Plan provides for grants of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (which may include performance-based conditions) and other stock-based awards, up to an aggregate maximum of 20 million shares of EOG common stock, plus any shares that were subject to outstanding awards under the Amended and Restated 2008 Plan as of April 29, 2021 that subsequently are canceled or forfeited, expire or are otherwise not issued or are settled in cash. Under the 2021 Plan, grants may be made to employees and non-employee members of EOG's Board of Directors (Board).

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

Stock Plans Not Approved by EOG Stockholders. In December 2008, the Board approved the amendment and continuation of the 1996 Deferral Plan as the "EOG Resources, Inc. 409A Deferred Compensation Plan" (Deferral Plan). Under the Deferral Plan (as subsequently amended), payment of up to 50% of base salary and 100% of annual cash bonus, director's fees, vestings of restricted stock units granted to non-employee directors (and dividends credited thereon) under the Amended and Restated 2008 Plan and the 2021 Plan and 401(k) refunds (as defined in the Deferral Plan) may be deferred into a phantom stock account. In the phantom stock account, deferrals are treated as if shares of EOG common stock were purchased at the closing stock price on the date of deferral. Dividends are credited quarterly and treated as if reinvested in EOG common stock. Payment of the phantom stock account is made in actual shares of EOG common stock in accordance with the Deferral Plan and the individual's deferral election. A total of 540,000 shares of EOG common stock have been authorized by the Board and registered for issuance under the Deferral Plan. As of December 31, 2023, 455,545 phantom shares had been issued. The Deferral Plan is currently EOG's only stock plan that has not been approved by EOG's stockholders.

The following table sets forth data for EOG's equity compensation plans aggregated by the various plans approved by EOG's stockholders and those plans not approved by EOG's stockholders, in each case as of December 31, 2023.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by EOG Stockholders	4,257,571	(2)	$79.22	16,284,804	(3)
Equity Compensation Plans Not Approved by EOG Stockholders	359,181	(4)	N/A	84,455	(5)
Total	4,616,752			16,369,259

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
(2)Amount includes (i) 2,842,973 outstanding stock option and SAR grants, (ii) 784,210 outstanding restricted stock units, for which shares of EOG common stock will be issued, on a one-for-one basis, upon the vesting of such grants, and (iii) 630,388 outstanding performance units and assumes, for purposes of this table, (A) the application of a 100% performance multiple upon the completion of each of the remaining performance periods in respect of such grants and (B) accordingly, the issuance, on a one-for-one basis, of an aggregate 630,388 shares of EOG common stock upon the vesting of such grants. As more fully discussed in Note 7 to Consolidated Financial Statements, upon the application of the relevant performance multiple at the completion of each of the remaining performance periods in respect of such grants, (A) a minimum of 0 and a maximum of 1,260,776 performance units could be outstanding and (B) accordingly, a minimum of 0 and a maximum of 1,260,776 shares of EOG common stock could be issued upon the vesting of such grants.
(3)Consists of (i) 15,099,333 shares remaining available for issuance under the 2021 Plan and (ii) 1,185,471 shares remaining available for purchase under the ESPP. As noted above, from and after the April 29, 2021 effective date of the 2021 Plan, no further grants have been (or will be) made from the Amended and Restated 2008 Plan.
(4)Consists of shares of EOG common stock to be issued in accordance with the Deferral Plan and participant deferral elections (i.e., in respect of the 359,181 phantom shares issued and outstanding under the Deferral Plan as of December 31, 2023).
(5)Represents phantom shares that remain available for issuance under the Deferral Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than April 29, 2024.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from EOG's Definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than April 29, 2024.

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

EOG's management assessed the effectiveness of EOG's internal control over financial reporting as of December 31, 2023.  In making this assessment, EOG used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities.  Based on this assessment and those criteria, management believes that EOG maintained effective internal control over financial reporting as of December 31, 2023.

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

EZRA Y. YACOB	ANN D. JANSSEN
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Houston, Texas
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of EOG Resources, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of EOG Resources, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility for Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Proved Oil and Gas Properties and Depletion — Crude Oil, NGL and Natural Gas Reserves — Refer to Note 1 to the Financial Statements
Critical Audit Matter Description
The Company’s proved oil and gas properties are depleted using the units of production method based on estimated proved crude oil, natural gas liquids (NGLs), and natural gas reserves (proved reserves). The development of the Company’s estimated proved reserves volumes requires management to make significant estimates including the Company’s ability to convert proved undeveloped reserves to producing properties within five years of their initial reporting to the Securities and Exchange Commission. The Company’s reserve engineers estimate proved reserves quantities using these estimates along with estimates and assumptions related to engineering data. Changes in these estimates and assumptions could materially affect the estimated quantities of the Company’s proved reserves, which in turn could have a significant impact on the amount of depletion expense. The proved oil and gas properties balance, net was $24.8 billion as of December 31, 2023, and depletion expense was $3.2 billion for the year then ended.
Given the significant judgments made by management, performing audit procedures to evaluate the Company’s estimated proved reserve quantities, including management’s estimates and assumptions related to converting proved undeveloped reserves to producing properties within five years, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to proved reserve quantities and converting proved undeveloped reserves to producing properties within five years included the following, among others:
•We tested the design, implementation, and operating effectiveness of controls related to the Company’s estimation of proved reserves, including controls relating to the five-year development plan.
•We evaluated the Company’s estimated proved reserves and reasonableness of management’s five-year development plan by:
◦Comparing the Company’s estimated future production to historical production volumes
◦Assessing the reasonableness of the production volume decline curves by comparing to historical decline curve estimates
◦Comparing the forecasts for proved undeveloped reserves to producing properties to evaluate historical conversion rates
◦Comparing the conversion plan for proved undeveloped reserves to the Company’s drill plan and the availability of capital relative to the drill plan
◦Reviewing internal communications to management and the Board of Directors
◦Comparing the forecasts to information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies
◦Comparing the Company’s proved reserve volumes to those independently developed by management’s expert, an independent reserve engineering firm

•We evaluated the experience, qualifications and objectivity of management’s expert, an independent reserve engineering firm, including the methodologies used to independently audit the proved reserve quantities of the Company.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2024

We have served as the Company's auditor since 2002.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)

Year Ended December 31	2023	2022	2021
Operating Revenues and Other
Crude Oil and Condensate	$13,748	$16,367	$11,125
Natural Gas Liquids	1,884	2,648	1,812
Natural Gas	1,744	3,781	2,444
Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts, Net	818	(3,982)	(1,152)
Gathering, Processing and Marketing	5,806	6,696	4,288
Gains on Asset Dispositions, Net	95	74	17
Other, Net	91	118	108
Total	24,186	25,702	18,642
Operating Expenses
Lease and Well	1,454	1,331	1,135
Transportation Costs	957	966	863
Gathering and Processing Costs	663	621	559
Exploration Costs	181	159	154
Dry Hole Costs	1	45	71
Impairments	202	382	376
Marketing Costs	5,709	6,535	4,173
Depreciation, Depletion and Amortization	3,492	3,542	3,651
General and Administrative	640	570	511
Taxes Other Than Income	1,284	1,585	1,047
Total	14,583	15,736	12,540
Operating Income	9,603	9,966	6,102
Other Income, Net	234	114	9
Income Before Interest Expense and Income Taxes	9,837	10,080	6,111
Interest Expense
Incurred	181	215	211
Capitalized	(33)	(36)	(33)
Interest Expense, Net	148	179	178
Income Before Income Taxes	9,689	9,901	5,933
Income Tax Provision	2,095	2,142	1,269
Net Income	$7,594	$7,759	$4,664
Net Income Per Share
Basic	$13.07	$13.31	$8.03
Diluted	$13.00	$13.22	$7.99
Average Number of Common Shares
Basic	581	583	581
Diluted	584	587	584
Comprehensive Income
Net Income	$7,594	$7,759	$4,664
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(1)	4	(1)
Other, Net of Tax	—	—	1
Other Comprehensive Income (Loss)	(1)	4	—
Comprehensive Income	$7,593	$7,763	$4,664

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)

At December 31	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$5,278	$5,972
Accounts Receivable, Net	2,716	2,774
Inventories	1,275	1,058
Assets from Price Risk Management Activities	106	—
Income Taxes Receivable	—	97
Other	560	574
Total	9,935	10,475
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	72,090	67,322
Other Property, Plant and Equipment	5,497	4,786
Total Property, Plant and Equipment	77,587	72,108
Less: Accumulated Depreciation, Depletion and Amortization	(45,290)	(42,679)
Total Property, Plant and Equipment, Net	32,297	29,429
Deferred Income Taxes	42	33
Other Assets	1,583	1,434
Total Assets	$43,857	$41,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,437	$2,532
Accrued Taxes Payable	466	405
Dividends Payable	526	482
Liabilities from Price Risk Management Activities	—	169
Current Portion of Long-Term Debt	34	1,283
Current Portion of Operating Lease Liabilities	325	296
Other	286	346
Total	4,074	5,513
Long-Term Debt	3,765	3,795
Other Liabilities	2,526	2,574
Deferred Income Taxes	5,402	4,710
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 588,748,473 Shares and 588,396,757 Shares Issued at December 31, 2023 and 2022, respectively	206	206
Additional Paid in Capital	6,166	6,187
Accumulated Other Comprehensive Loss	(9)	(8)
Retained Earnings	22,634	18,472
Common Stock Held in Treasury, 7,888,105 Shares and 700,281 Shares at December 31, 2023 and 2022, respectively	(907)	(78)
Total Stockholders' Equity	28,090	24,779
Total Liabilities and Stockholders' Equity	$43,857	$41,371
The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2020	$206	$5,945	$(12)	$14,170	$(7)	$20,302
Net Income	—	—	—	4,664	—	4,664
Common Stock Issued Under Stock Plans	—	17	—	—	—	17
Common Stock Dividends Declared, $4.9875 Per Share	—	—	—	(2,915)	—	(2,915)
Other Comprehensive Loss	—	—	—	—	—	—
Change in Treasury Stock - Stock Compensation Plans, Net	—	(22)	—	—	(18)	(40)
Restricted Stock and Restricted Stock Units, Net	—	(5)	—	—	5	—
Stock-Based Compensation Expenses	—	152	—	—	—	152
Treasury Stock Issued as Compensation	—	—	—	—	—	—
Balance at December 31, 2021	206	6,087	(12)	15,919	(20)	22,180
Net Income	—	—	—	7,759	—	7,759
Common Stock Issued Under Stock Plans	—	24	—	—	—	24
Common Stock Dividends Declared, $8.8750 Per Share	—	—	—	(5,206)	—	(5,206)
Other Comprehensive Income	—	—	4	—	—	4
Change in Treasury Stock - Stock Compensation Plans, Net	—	(55)	—	—	(61)	(116)
Restricted Stock and Restricted Stock Units, Net	—	(2)	—	—	2	—
Stock-Based Compensation Expenses	—	133	—	—	—	133
Treasury Stock Issued as Compensation	—	—	—	—	1	1
Balance at December 31, 2022	206	6,187	(8)	18,472	(78)	24,779
Net Income	—	—	—	7,594	—	7,594
Common Stock Dividends Declared, $5.8850 Per Share	—	—	—	(3,432)	—	(3,432)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Treasury Stock Repurchased	—	—	—	—	(979)	(979)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(36)	—	—	(12)	(48)
Restricted Stock and Restricted Stock Units, Net	—	(162)	—	—	162	—
Stock-Based Compensation Expenses	—	177	—	—	—	177
Balance at December 31, 2023	$206	$6,166	$(9)	$22,634	$(907)	$28,090

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

Year Ended December 31	2023	2022	2021
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$7,594	$7,759	$4,664
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,492	3,542	3,651
Impairments	202	382	376
Stock-Based Compensation Expenses	177	133	152
Deferred Income Taxes	683	(61)	(122)
Gains on Asset Dispositions, Net	(95)	(74)	(17)
Other, Net	27	—	13
Dry Hole Costs	1	45	71
Mark-to-Market Financial Commodity Derivative Contracts
(Gains) Losses, Net	(818)	3,982	1,152
Net Cash Payments for Settlements of Financial Commodity Derivative Contracts	(112)	(3,501)	(638)
Other, Net	(2)	45	7
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(38)	(347)	(821)
Inventories	(231)	(534)	(13)
Accounts Payable	(119)	90	456
Accrued Taxes Payable	61	(113)	312
Other Assets	39	(364)	(136)
Other Liabilities	184	(266)	(116)
Changes in Components of Working Capital Associated with Investing Activities	295	375	(200)
Net Cash Provided by Operating Activities	11,340	11,093	8,791
Investing Cash Flows
Additions to Oil and Gas Properties	(5,385)	(4,619)	(3,638)
Additions to Other Property, Plant and Equipment	(800)	(381)	(212)
Proceeds from Sales of Assets	140	349	231
Other Investing Activities	—	(30)	—
Changes in Components of Working Capital Associated with Investing Activities	(295)	(375)	200
Net Cash Used in Investing Activities	(6,340)	(5,056)	(3,419)
Financing Cash Flows
Long-Term Debt Repayments	(1,250)	—	(750)
Dividends Paid	(3,386)	(5,148)	(2,684)
Treasury Stock Purchased	(1,038)	(118)	(41)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	20	28	19
Debt Issuance Costs	(8)	—	—
Repayment of Finance Lease Liabilities	(32)	(35)	(37)
Net Cash Used in Financing Activities	(5,694)	(5,273)	(3,493)
Effect of Exchange Rate Changes on Cash	—	(1)	1
Increase (Decrease) in Cash and Cash Equivalents	(694)	763	1,880
Cash and Cash Equivalents at Beginning of Year	5,972	5,209	3,329
Cash and Cash Equivalents at End of Year	$5,278	$5,972	$5,209

The accompanying notes are an integral part of these consolidated financial statements.

EOG RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of Business. EOG Resources, Inc., a Delaware corporation organized in 1985, together with its subsidiaries (collectively, EOG), explores for, develops, produces and markets crude oil, natural gas liquids (NGLs) and natural gas primarily in major producing basins in the United States of America (United States or U.S.) and the Republic of Trinidad and Tobago (Trinidad). EOG is making preparations to drill offshore Australia, as well as evaluating additional exploration, development and exploitation opportunities in these and other select international areas. In addition, EOG is executing an abandonment and reclamation program in Canada. EOG completed the exit of Block 36 and Block 49 located in the Sultanate of Oman (Oman) in 2023. EOG sold its operations in the China Sichuan Basin (China) in the second quarter of 2021.

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

Financial Instruments.  EOG's financial instruments consist of cash and cash equivalents, financial commodity derivative contracts, accounts receivable, accounts payable and current and long-term debt.  The carrying values of cash and cash equivalents, financial commodity derivative contracts, accounts receivable and accounts payable approximate fair value. See Notes 2, 12 and 13.

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

Amortization rates are updated quarterly to reflect: 1) the addition of capital expenditures, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions and 4) impairments.

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

Other Property, Plant and Equipment.  Other property, plant and equipment consists of gathering and processing assets, compressors, carbon capture and storage assets, buildings and leasehold improvements, computer hardware and software, vehicles, and furniture and fixtures.  Other property, plant and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the property, plant and equipment, which range from 3 years to 45 years.

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

Revenues are recognized for the sale of crude oil and condensate, NGLs and natural gas at the point control of the product is transferred to the customer, typically when production is delivered and title or risk of loss transfers to the customer. Arrangements for such sales are evidenced by signed contracts with prices typically based on stated market indices, with certain adjustments for product quality and geographic location. As EOG typically invoices customers shortly after performance obligations have been fulfilled, contract assets and contract liabilities are not recognized. The balances of accounts receivable from contracts with customers as of December 31, 2023 and 2022, were $2,237 million and $2,340 million, respectively, and are included in Accounts Receivable, Net on the Consolidated Balance Sheets. Losses incurred on receivables from contracts with customers are infrequent and have been immaterial. Certain arrangements provide for the sale of fixed quantities of commodities in future years with pricing mechanisms based on future market prices of the commodity at time of delivery. EOG does not disclose the value of these obligations given the uncertainty of the future realized transaction price.

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

Accounting for Risk Management Activities.  Financial commodity derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value, and changes in the instrument's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three-year period ended December 31, 2023, EOG elected not to designate any of its financial commodity derivative instruments as accounting hedges and, accordingly, changes in the fair value of these outstanding derivative instruments are recognized as gains or losses in the period of change.  The gains or losses are recorded as Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact of settled contracts is reflected as cash flows from operating activities.  EOG employs net presentation of financial commodity derivative assets and liabilities for financial reporting purposes when such assets and liabilities are with the same counterparty and subject to a master netting arrangement.  See Note 12.

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

Right of Use (ROU) assets and related liabilities are recognized on the commencement date on the Consolidated Balance Sheets based on future lease payments, discounted based on the rate implicit in the contract, if readily determinable, or EOG's incremental borrowing rate commensurate with the lease term of the contract. EOG estimates its incremental borrowing rate based on the approximate rate required to borrow on a collateralized basis. Contracts with lease terms of less than 12 months are not recorded on the Consolidated Balance Sheets, but instead are disclosed as short-term lease cost. EOG has elected not to separate non-lease components for most asset classes, except for those asset classes where the non-lease (i.e. service) components comprise a material amount of the minimum lease payments. See Note 18.

Recently Issued Accounting Standards. In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements." The ASU incorporates several disclosure and presentation requirements currently residing in SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027, will not be effective. As EOG is currently subject to these SEC requirements, this ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 820)," which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendment prescribes interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. EOG is currently evaluating the impact of the standard on our segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, and although permitted, EOG does not intend to early adopt. EOG is continuing to evaluate the provisions of ASU 2023-09 and does not anticipate a material impact on its consolidated financial statements and related disclosures upon adoption.

2.  Long-Term Debt

Long-Term Debt at December 31, 2023 and 2022 consisted of the following (in millions):

	2023	2022

2.625% Senior Notes due 2023	$—	$1,250
3.15% Senior Notes due 2025	500	500
4.15% Senior Notes due 2026	750	750
6.65% Senior Notes due 2028	140	140
4.375% Senior Notes due 2030	750	750
3.90% Senior Notes due 2035	500	500
5.10% Senior Notes due 2036	250	250
4.950% Senior Notes due 2050	750	750
Long-Term Debt	3,640	4,890
Finance Leases (see Note 18)	183	215
Less: Current Portion of Long-Term Debt	34	1,283
Unamortized Debt Discount	21	23
Debt Issuance Costs	3	4
Total Long-Term Debt	$3,765	$3,795

The senior notes in the table above are senior, unsecured obligations that rank equally in right of payment with all of our other unsecured and unsubordinated outstanding debt. At December 31, 2023, the aggregate annual maturities of current and long-term debt (excluding finance lease obligations) were zero in 2024, $500 million in 2025, $750 million in 2026, zero in 2027 and $140 million in 2028.

At December 31, 2023 and 2022, EOG had no outstanding commercial paper borrowings and did not utilize any commercial paper borrowings during 2023 or 2022.

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

Consistent with the terms of the 2019 Facility, the New Facility contains representations, warranties, covenants and events of default that EOG believes are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of Total Debt to Total Capitalization (as such terms are defined in the New Facility) of no greater than 65%. At December 31, 2023, EOG was in compliance with this financial covenant.

There were no borrowings or letters of credit outstanding under the 2019 Facility as of (i) December 31, 2022 or (ii) the June 7, 2023 effective date of the closing of the New Facility and termination of the 2019 Facility. Further, at December 31, 2023, there were no borrowings or letters of credit outstanding under the New Facility. The SOFR and Base Rate (inclusive of the applicable margins), had there been any amounts borrowed under the New Facility at December 31, 2023, would have been 6.35% and 8.50%, respectively.

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

Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, other market and economic conditions, the availability of cash to effect repurchases and EOG's anticipated future capital expenditures and other commitments requiring cash. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During year ended December 31, 2023, EOG repurchased 8.6 million shares of common stock for approximately $971 million (inclusive of transaction fees and commissions) pursuant to the November 2021 Authorization. As of December 31, 2023, approximately $4 billion remained available for repurchases under the November 2021 Authorization. Included in the Treasury Stock Repurchased amounts on the Consolidated Statements of Stockholders' Equity for the year ended December 31, 2023, is $8 million of estimated federal excise tax.

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

On February 22, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share to be paid on April 30, 2024, to stockholders of record as of April 16, 2024.

The following summarizes Common Stock activity for each of the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Common Shares
	Issued	Treasury	Outstanding

Balance at December 31, 2020	583,695	(124)	583,571
Common Stock Issued Under Stock-Based Compensation Plans	1,511	—	1,511
Treasury Stock Purchased (1)	—	(504)	(504)
Common Stock Issued Under Employee Stock Purchase Plan	316	—	316
Treasury Stock Issued Under Stock-Based Compensation Plans	—	371	371
Balance at December 31, 2021	585,522	(257)	585,265
Common Stock Issued Under Stock-Based Compensation Plans	2,674	—	2,674
Treasury Stock Purchased (1)	—	(997)	(997)
Common Stock Issued Under Employee Stock Purchase Plan	201	—	201
Treasury Stock Issued Under Stock-Based Compensation Plans	—	554	554
Balance at December 31, 2022	588,397	(700)	587,697
Common Stock Issued Under Stock-Based Compensation Plans	159	—	159
Treasury Stock Purchased (2)	—	(9,177)	(9,177)
Common Stock Issued Under Employee Stock Purchase Plan	193	—	193
Treasury Stock Issued Under Stock-Based Compensation Plans	—	1,989	1,989
Balance at December 31, 2023	588,749	(7,888)	580,861

(1)    Represents shares that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or SARs or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options.
(2)    Represents shares that were repurchased under the November 2021 Authorization and/or that were withheld by or returned to EOG (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or SARs or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options.

Preferred Stock.  EOG currently has one authorized series of preferred stock - its Series E junior participating preferred stock (Series E Preferred Stock), of which 3,000,000 shares have been designated and authorized.  As of December 31, 2023, no shares of Series E Preferred Stock have been issued or are outstanding.

4.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain transactions that have been reported in the Consolidated Statements of Stockholders' Equity. The components of Accumulated Other Comprehensive Loss at December 31, 2023 and 2022 consisted of the following (in millions):

	Foreign Currency Translation Adjustment	Other	Total

December 31, 2021	$(11)	$(1)	$(12)
Other comprehensive income before taxes	4	—	4
Tax effects	—	—	—
Other comprehensive income	4	—	4
December 31, 2022	(7)	(1)	(8)
Other comprehensive loss before taxes	(1)	—	(1)
Tax effects	—	—	—
Other comprehensive loss	(1)	—	(1)
December 31, 2023	$(8)	$(1)	$(9)

No significant amount was reclassified out of Accumulated Other Comprehensive Loss during the years ended December 31, 2023 and 2022.

5.  Other Income, Net

Other income, net for 2023 included interest income ($240 million), partially offset by an upward adjustment to deferred compensation expense ($7 million). Other income, net for 2022 included interest income ($85 million) and equity income from investments in ammonia plants in Trinidad ($46 million), partially offset by an upward adjustment to deferred compensation expense ($15 million). Other income, net for 2021 included equity income from investments in ammonia plants in Trinidad ($18 million) and interest income ($3 million), partially offset by an upward adjustment to deferred compensation expense ($13 million).

6.  Income Taxes

The principal components of EOG's total net deferred income tax liabilities at December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Deferred Income Tax Assets (Liabilities)
Foreign Oil and Gas Exploration and Development Costs Deducted for Tax Under Book Depreciation, Depletion and Amortization	$(26)	$(18)
Foreign Asset Retirement Obligations	84	81
Foreign Accrued Expenses and Liabilities	12	13
Foreign Net Operating Loss	97	82
Foreign Valuation Allowances	(126)	(116)
Foreign Other	1	(9)
Total Net Deferred Income Tax Assets	$42	$33
Deferred Income Tax (Assets) Liabilities
Oil and Gas Exploration and Development Costs Deducted for Tax Over Book Depreciation, Depletion and Amortization	$5,778	$5,291
Financial Commodity Derivative Contracts	—	(421)
Deferred Compensation Plans	(61)	(58)
Equity Awards	(59)	(60)
Corporate Alternative Minimum Tax	(212)	—
Other	(44)	(42)
Total Net Deferred Income Tax Liabilities	$5,402	$4,710
Total Net Deferred Income Tax Liabilities	$5,360	$4,677

The components of Income Before Income Taxes for the years indicated below were as follows (in millions):

	2023	2022	2021

United States	$9,576	$9,752	$5,787
Foreign	113	149	146
Total	$9,689	$9,901	$5,933

The principal components of EOG's Income Tax Provision (Benefit) for the years indicated below were as follows (in millions):

	2023	2022	2021
Current:
Federal	$1,334	$2,020	$1,203
State	76	126	85
Foreign	5	62	105
Total	1,415	2,208	1,393
Deferred:
Federal	628	(2)	(41)
State	55	(37)	(62)
Foreign	—	(22)	(19)
Total	683	(61)	(122)
Other Non-Current:
Foreign	(3)	(5)	(2)
Total	(3)	(5)	(2)

Income Tax Provision	$2,095	$2,142	$1,269

The differences between taxes computed at the U.S. federal statutory tax rate and EOG's effective rate for the years indicated below were as follows:

	2023	2022	2021
Statutory Federal Income Tax Rate	21.0%	21.0%	21.0%
State Income Tax, Net of Federal Benefit	1.0	0.7	0.3
Income Tax Provision Related to Foreign Operations	(0.2)	—	0.9
Stock-Based Compensation	—	—	0.2
Other	(0.2)	—	(1.0)
Effective Income Tax Rate	21.6%	21.7%	21.4%

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

The principal components of EOG's rollforward of valuation allowances for deferred income tax assets for the years indicated below were as follows (in millions):

	2023	2022	2021

Beginning Balance	$207	$219	$219
Increase (1)	8	27	15
Decrease (2)	—	(33)	(14)
Other (3)	1	(6)	(1)
Ending Balance	$216	$207	$219

(1)    Increase in valuation allowance related to the generation of tax NOLs and other deferred tax assets.
(2)    Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowances.
(3)    Represents dispositions, revisions and/or foreign exchange rate variances and the effect of statutory income tax rate changes.

As of December 31, 2023, EOG has state income tax NOLs of approximately $1.9 billion. Certain state NOLs have an indefinite carryforward and all others expire between 2024 and 2040. EOG also has Canadian NOLs of $333 million, some of which can be carried forward up to 20 years. In 2023, EOG accrued corporate alternative minimum tax (CAMT) of $212 million which resulted in a credit that can be carried forward indefinitely to offset regular federal income taxes in subsequent years. As described previously, these NOLs and other tax benefits have been evaluated for the likelihood of utilization, and valuation allowances have been established for the portion of these deferred income tax assets that do not meet the "more likely than not" threshold.

The ability of EOG to utilize CAMT credit carryforwards may be subject to various limitations under the Internal Revenue Code. Such limitations may arise if certain ownership changes (as defined for federal income tax purposes) were to occur.

As of December 31, 2023, EOG does not have any unrecognized tax benefits. Consequently, no interest or penalties have been recognized in the Consolidated Statements of Income and Comprehensive Income. EOG does not expect its unrecognized tax benefits to change significantly in the next twelve months. EOG and its subsidiaries file income tax returns and are subject to tax audits in the U.S. and various state, local and foreign jurisdictions. EOG's earliest open tax years in its principal jurisdictions are as follows: U.S. federal (2020), Trinidad (2015), Canada (2019), Oman (2020) and Australia (2021).

EOG's foreign subsidiaries' undistributed earnings are not considered to be permanently reinvested outside of the U.S. and, when appropriate, deferred income taxes have been accrued on any such outside basis differences. Additionally, EOG’s foreign earnings may be subject to the U.S. federal "global intangible low-taxed income" (GILTI) inclusion. EOG records any GILTI tax as a period expense.

7.  Employee Benefit Plans

Stock-Based Compensation

During 2023, EOG maintained various stock-based compensation plans as discussed below.  EOG recognizes compensation expense on grants of stock options, SARs, restricted stock, restricted stock units and restricted stock units with performance-based conditions (together with the performance units granted under the 2008 Plan (as defined below), Performance Units) and grants made under the EOG Resources, Inc. Employee Stock Purchase Plan (ESPP).  Stock-based compensation expense is calculated based upon the grant date estimated fair value of the awards, net of forfeitures, based upon EOG's historical employee turnover rate.  Compensation expense is amortized over the shorter of the vesting period or the period from date of grant until the date the employee becomes eligible to retire without company approval.

Stock-based compensation expense is included on the Consolidated Statements of Income and Comprehensive Income based upon the job functions of the employees receiving the grants.  Compensation expense related to EOG's stock-based compensation plans for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	2023	2022	2021

Lease and Well	$54	$40	$49
Gathering and Processing Costs	4	4	3
Exploration Costs	24	15	20
General and Administrative	95	74	80
Total	$177	$133	$152

The Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (2008 Plan) provided for grants of stock options, SARs, restricted stock and restricted stock units, Performance Units, and other stock-based awards.

EOG's stockholders approved the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan) at the 2021 Annual Meeting of Stockholders. Therefore, no further grants were made from the 2008 Plan from and after the April 29, 2021 effective date of the 2021 Plan. The 2021 Plan provides for grants of stock options, SARs, restricted stock and restricted stock units, Performance Units and other stock-based awards, up to an aggregate maximum of 20 million shares of common stock, plus any shares that were subject to outstanding awards under the 2008 Plan as of April 29, 2021, that are subsequently canceled or forfeited, expire or are otherwise not issued or are settled in cash. Under the 2021 Plan, grants may be made to employees and non-employee members of EOG's Board.

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

At December 31, 2023, approximately 15 million common shares remained available for grant under the 2021 Plan.  EOG's policy is to issue shares related to the 2021 Plan from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

During 2023, 2022 and 2021, EOG issued shares in connection with stock option/SAR exercises, restricted stock grants, restricted stock unit and Performance Unit releases and ESPP purchases.  Excess net tax benefits / (deficiencies) recognized within the income tax provision were $32 million, $22 million and $(11) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan.  Participants in EOG's stock-based compensation plans (including the 2008 Plan and 2021 Plan) have been or may be granted options to purchase shares of Common Stock.  In addition, participants in EOG's stock-based compensation plans (including the 2008 Plan and 2021 Plan) have been or may be granted SARs, representing the right to receive shares of Common Stock based on the appreciation in the stock price from the date of grant on the number of SARs granted.  Stock options and SARs are granted at a price not less than the market price of the Common Stock on the date of grant.  Terms for stock options and SARs granted have generally not exceeded a maximum term of seven years.  EOG did not grant any stock options or SARs in 2023. EOG's ESPP allows eligible employees to semi-annually purchase, through payroll deductions, shares of Common Stock at 85 percent of the fair market value at specified dates.  Contributions to the ESPP are limited to 10 percent of the employee's pay (subject to certain ESPP limits) during each of the two six-month offering periods each year.

The fair value of stock option grants and SAR grants is estimated using the Hull-White II binomial option pricing model.  The fair value of ESPP grants is estimated using the Black-Scholes-Merton model.  Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $24 million, $34 million and $48 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Weighted average fair values and valuation assumptions used to value stock option, SAR and ESPP grants for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Stock Options/SARs		ESPP
	2022	2021	2023	2022	2021

Weighted Average Fair Value of Grants	$28.30	$24.92	$29.35	$26.62	$18.12
Expected Volatility	42.20%	42.24%	38.01%	43.00%	51.27%
Risk-Free Interest Rate	0.89%	0.50%	5.02%	1.30%	0.07%
Dividend Yield	3.28%	2.26%	2.68%	2.89%	2.89%
Expected Life	5.3 years	5.2 years	0.5 years	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's Common Stock.  The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant.  The expected life is based upon historical experience and contractual terms of stock option, SAR and ESPP grants.

The following table sets forth the stock option and SAR transactions for the years ended December 31, 2023, 2022 and 2021 (stock options and SARs in thousands):

	2023		2022		2021
	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price	Number of Stock Options/ SARs	Weighted Average Grant Price

Outstanding at January 1	4,225	$77.49	9,969	$84.37	10,186	$84.08
Granted	—	—	2	97.64	1,982	81.68
Exercised (1)	(1,294)	73.01	(5,526)	89.70	(1,130)	63.98
Forfeited	(88)	87.74	(220)	82.74	(1,069)	98.15
Outstanding at December 31	2,843	79.22	4,225	77.49	9,969	84.37
Stock Options/SARs Exercisable at December 31	2,282	78.60	2,462	84.53	6,197	95.33

(1)The total intrinsic value of stock options/SARs exercised during the years 2023, 2022 and 2021 was $70 million, $190 million and $27 million, respectively.  The intrinsic value is based upon the difference between the market price of the Common Stock on the date of exercise and the grant price of the stock options/SARs.

At December 31, 2023, there were 2.8 million stock options/SARs vested or expected to vest with a weighted average grant price of $79.17 per share, an intrinsic value of $119 million and a weighted average remaining contractual life of 3.3 years.

The following table summarizes certain information for the stock options and SARs outstanding and exercisable at December 31, 2023 (stock options and SARs in thousands):

Stock Options/SARs Outstanding					Stock Options/SARs Exercisable
Range of Grant Prices	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value(1)	Stock Options/ SARs	Weighted Average Remaining Life (Years)	Weighted Average Grant Price	Aggregate Intrinsic Value (1)

$ 34.00 to $ 52.99	634	3	$37.49		633	3	$37.46
53.00 to 80.99	380	3	74.99		376	3	75.03
81.00 to 81.99	1,140	5	81.81		588	4	81.81
82.00 to 96.99	246	1	95.97		242	1	96.09
97.00 to 129.99	443	2	126.57		443	2	126.58
	2,843	3	79.22	$121	2,282	3	78.60	$99

(1)Based upon the difference between the closing market price of the Common Stock on the last trading day of the year and the grant price of in-the-money stock options and SARs, in millions.

At December 31, 2023, unrecognized compensation expense related to non-vested stock option and SAR grants totaled $13 million.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 0.7 years.

At the 2018 Annual Meeting of Stockholders, EOG stockholders approved an amendment and restatement of the ESPP to (among other changes) increase the number of shares available for grant. At December 31, 2023, approximately 1.2 million shares of Common Stock remained available for grant under the ESPP.  The following table summarizes ESPP activity for the years ended December 31, 2023, 2022 and 2021 (in thousands, except number of participants):

	2023	2022	2021

Approximate Number of Participants	2,015	1,969	2,036
Shares Purchased	193	201	316
Aggregate Purchase Price	$18,759	$17,250	$17,224

Restricted Stock and Restricted Stock Units.  Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them.  Upon vesting of restricted stock, shares of Common Stock are released to the employee.  Upon vesting, restricted stock units are converted into shares of Common Stock and released to the employee.  Stock-based compensation expense related to restricted stock and restricted stock units totaled $137 million, $88 million and $89 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table sets forth the restricted stock and restricted stock unit transactions for the years ended December 31, 2023, 2022 and 2021 (shares and units in thousands):

	2023		2022		2021
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	4,113	$80.77	4,680	$69.37	4,742	$74.97
Granted	1,680	131.10	1,637	113.21	1,422	81.50
Released (1)	(1,295)	42.03	(2,019)	81.76	(1,388)	101.00
Forfeited	(134)	93.54	(185)	68.89	(96)	68.26
Outstanding at December 31 (2)	4,364	111.24	4,113	80.77	4,680	69.37

(1)
(1)The total intrinsic value of restricted stock and restricted stock units released during the years ended December 31, 2023, 2022 and 2021 was $166 million, $223 million and $110 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date restricted stock and restricted stock units are released.
(2)
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at December 31, 2023, 2022 and 2021 was $528 million, $533 million and $416 million, respectively. The intrinsic value is based on the closing market price of the Common Stock on the last trading day of the year.

At December 31, 2023, unrecognized compensation expense related to restricted stock and restricted stock units totaled $357 million. Such unrecognized expense will be recognized on a straight-line basis over a weighted average period of 1.8 years.

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

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $16 million, $11 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.

  Weighted average fair values and valuation assumptions used to value Performance Units during the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021

Weighted Average Fair Value of Grants	$142.20	$126.55	$95.16
Expected Volatility	44.76%	56.11%	53.80%
Risk-Free Interest Rate	4.53%	4.01%	0.59%

Expected volatility is based on the term-matched historical volatility over the simulated term, which is calculated as the time between the grant date and the end of the performance period. The risk-free interest rate is derived from the Treasury Constant Maturities yield curve on the grant date.

The following table sets forth the Performance Unit transactions for the years ended December 31, 2023, 2022 and 2021 (units in thousands):

	2023			2022		2021
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Outstanding at January 1	688		$83.82	679	$84.97	613	$88.38
Granted	114		142.20	122	126.55	222	95.16
Granted for Performance Multiple (1)	—		—	—	—	19	113.81
Released (2)	(86)		79.98	(57)	136.74	(175)	113.06
Forfeited for Performance Multiple (3)	(86)		79.98	(56)	136.74	—	—
Outstanding at December 31 (4)	630	(5)	95.49	688	83.82	679	84.97

(1)Upon completion of the performance period for the Performance Units granted in 2017, a performance multiple of 125% was applied to the grants resulting in additional grants of Performance Units in February 2021.
(2)The total intrinsic value of Performance Units released during the years ended December 31, 2023, 2022 and 2021 was $10 million, $7 million and $13 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date Performance Units are released.
(3)Upon completion of the performance period for the Performance Units granted in 2019 and 2018, a performance multiple of 50% was applied to each of the grants resulting in a forfeiture of Performance Units in both February 2023 and February 2022.
(4)The total intrinsic value of Performance Units outstanding at December 31, 2023, 2022 and 2021 was $76 million, $89 million and $60 million, respectively. The intrinsic value is based on the closing market price of the Common Stock on the last trading day of the year.
(5)Upon the application of the relevant performance multiple at the completion of each of the remaining performance periods, a minimum of zero and a maximum of 1,261 Performance Units could be outstanding.

At December 31, 2023, unrecognized compensation expense related to Performance Units totaled $18 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

Upon completion of the performance period for the Performance Units granted in September 2020, a performance multiple of 25% was applied to the grants resulting in a forfeiture of 134,981 Performance Units in February 2024.

Pension Plans.  EOG has a defined contribution pension plan in place for most of its employees in the United States.  EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions.  EOG's total costs recognized for the plan were $61 million, $56 million and $52 million for 2023, 2022 and 2021, respectively.

In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan.  These pension plans are available to most employees of the Trinidadian subsidiary. EOG's combined contributions to these plans were $1 million, for each of 2023, 2022 and 2021, respectively.

For the Trinidadian defined benefit pension plan, the benefit obligation, fair value of plan assets and (prepaid)/accrued benefit cost totaled $16 million, $16 million and $(0.9) million, respectively, at December 31, 2023, and $14 million, $15 million and $(0.5) million, respectively, at December 31, 2022.

Postretirement Health Care.  EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

8.  Commitments and Contingencies

Letters of Credit and Guarantees.  At December 31, 2023 and 2022, respectively, EOG had standby letters of credit and guarantees outstanding totaling approximately $907 million and $776 million, primarily representing guarantees of payment or performance obligations on behalf of subsidiaries. As of February 16, 2024, EOG had received no demands for payment under these guarantees.

Minimum Commitments. At December 31, 2023, total minimum commitments from purchase and service obligations and transportation and storage service commitments not qualifying as leases, based on current transportation and storage rates and the foreign currency exchange rates used to convert Canadian dollars into United States dollars at December 31, 2023, were as follows (in millions):

Total Minimum Commitments

2024	$1,751
2025	1,201
2026	983
2027	829
2028	545
2029 and beyond	1,375
$6,684

Delivery Commitments. EOG sells crude oil and natural gas from its producing operations under a variety of contractual arrangements. At December 31, 2023, EOG was committed to deliver to multiple parties fixed quantities of crude oil of 7 million barrels (MMBbls) in 2024 and 1 MMBbls in 2025. Additionally at December 31, 2023, EOG was committed to deliver to multiple parties fixed quantities of natural gas of 371 billion cubic feet (Bcf) in 2024, 282 Bcf in 2025, 297 Bcf in 2026, 293 Bcf in 2027, 263 Bcf in 2028 and 3,277 Bcf thereafter. All delivery commitments are expected to be sourced from future production of available reserves.

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

9.  Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the years ended December 31, 2023, 2022 and 2021 (in millions, except per share data):

	2023	2022	2021
Numerator for Basic and Diluted Earnings per Share -
Net Income	$7,594	$7,759	$4,664
Denominator for Basic Earnings per Share -
Weighted Average Shares	581	583	581
Potential Dilutive Common Shares -
Stock Options/SARs	1	2	—
Restricted Stock/Units and Performance Units	2	2	3
Denominator for Diluted Earnings per Share -
Adjusted Diluted Weighted Average Shares	584	587	584
Net Income Per Share
Basic	$13.07	$13.31	$8.03
Diluted	$13.00	$13.22	$7.99

The diluted earnings per share calculation excludes stock option, SAR, restricted stock, restricted stock unit, Performance Unit and ESPP grants that were anti-dilutive.  Shares underlying the excluded stock option, SAR and ESPP grants were 1 million, 1 million and 6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

10.  Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021

Interest, Net of Capitalized Interest	$161	$173	$185
Income Taxes, Net of Refunds Received	$1,229	$2,475	$1,114

EOG's accrued capital expenditures and amounts recorded within accounts payable at December 31, 2023, 2022 and 2021 were $631 million, $713 million and $592 million, respectively.

Non-cash investing activities for the year ended December 31, 2023, included additions of $195 million to EOG's oil and gas properties as a result of property exchanges.

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

Cash paid for leases for the years ended December 31, 2023, 2022 and 2021, is disclosed in Note 18.

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

Financial information by reportable segment is presented below as of and for the years ended December 31, 2023, 2022 and 2021 (in millions):

	United States	Trinidad	Other International (1)	Total
2023
Crude Oil and Condensate	$13,734	$14	$—	$13,748
Natural Gas Liquids	1,884	—	—	1,884
Natural Gas	1,530	214	—	1,744
Gains on Mark-to-Market Financial Commodity Derivative Contracts, Net	818	—	—	818
Gathering, Processing and Marketing	5,806	—	—	5,806
Gains on Asset Dispositions, Net	53	42	—	95
Other, Net	91	—	—	91
Operating Revenues and Other (2)	23,916	270	—	24,186
Depreciation, Depletion and Amortization	3,414	78	—	3,492
Operating Income (Loss) (3)	9,516	124	(37)	9,603
Interest Income	223	12	5	240
Other Income (Expense)	(6)	1	(1)	(6)
Interest Expense, Net	148	—	—	148
Income (Loss) Before Income Taxes	9,585	137	(33)	9,689
Income Tax Provision	2,093	2	—	2,095
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	5,413	162	4	5,579
Total Property, Plant and Equipment, Net	31,876	404	17	32,297
Total Assets	42,674	1,063	120	43,857

2022
Crude Oil and Condensate	$16,349	$18	$—	$16,367
Natural Gas Liquids	2,648	—	—	2,648
Natural Gas	3,489	292	—	3,781
Losses on Mark-to-Market Financial Commodity Derivative Contracts, Net	(3,982)	—	—	(3,982)
Gathering, Processing and Marketing	6,695	1	—	6,696
Gains (Losses) on Asset Dispositions, Net	77	(4)	1	74
Other, Net	118	—	—	118
Operating Revenues and Other (4)	25,394	307	1	25,702
Depreciation, Depletion and Amortization	3,469	73	—	3,542
Operating Income (Loss) (5)	9,880	122	(36)	9,966
Interest Income	81	2	2	85
Other Income (Expense)	(17)	46	—	29
Interest Expense, Net	179	—	—	179
Income (Loss) Before Income Taxes	9,765	170	(34)	9,901
Income Tax Provision	2,106	35	1	2,142
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	4,599	122	6	4,727
Total Property, Plant and Equipment, Net	29,109	307	13	29,429
Total Assets	40,349	879	143	41,371

	United States	Trinidad	Other International (1)	Total
2021
Crude Oil and Condensate	$11,094	$31	$—	$11,125
Natural Gas Liquids	1,812	—	—	1,812
Natural Gas	2,156	270	18	2,444
Losses on Mark-to-Market Financial Commodity Derivative Contracts, Net	(1,152)	—	—	(1,152)
Gathering, Processing and Marketing	4,287	1	—	4,288
Gains (Losses) on Asset Dispositions, Net	(40)	(2)	59	17
Other, Net	108	—	—	108
Operating Revenues and Other (6)	18,265	300	77	18,642
Depreciation, Depletion and Amortization	3,558	87	6	3,651
Operating Income (Loss) (7)	6,013	151	(62)	6,102
Interest Income	3	—	—	3
Other Income (Expense)	(14)	8	12	6
Interest Expense, Net	178	—	—	178
Income (Loss) Before Income Taxes	5,824	159	(50)	5,933
Income Tax Provision (Benefit)	1,247	66	(44)	1,269
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	3,557	55	5	3,617
Total Property, Plant and Equipment, Net	28,213	204	9	28,426
Total Assets	37,436	637	163	38,236

(1)Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.
(2)EOG had sales activity with three significant purchasers in 2023, one totaling $3.3 billion and two others totaling $2.6 billion each of consolidated Operating Revenues and Other in the United States segment.
(3)EOG recorded pretax impairment charges of $18 million in 2023 for proved oil and gas properties and firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada, in the Other International segment. See Note 14.
(4)EOG had sales activity with three significant purchasers in 2022, one totaling $3.3 billion, another totaling $3.1 billion and a third totaling $3.0 billion of consolidated Operating Revenues and Other in the United States segment.
(5)EOG recorded pretax impairment charges of $15 million in 2022 for proved oil and gas properties and firm commitment contracts related to its decision to exit the Horn River Basin in British Columbia, Canada, in the Other International segment. See Note 14.
(6)EOG had sales activity with two significant purchasers in 2021, one totaling $2.7 billion and the other totaling $2.6 billion of consolidated Operating Revenues and Other in the United States segment.
(7)EOG recorded pretax impairment charges of $45 million and dry hole costs of $42 million in 2021 in the Other International segment related to its decision in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman. In addition, EOG recorded net gains of asset dispositions of $58 million in 2021 in the Other International segment during the second quarter of 2021 due to the sale of its China operations. See Notes 14 and 17, respectively.

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

During 2023, 2022 and 2021, EOG elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounted for these financial commodity derivative contracts using the mark-to-market accounting method.  Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Financial Commodity Derivative Contracts, Net on the Consolidated Statements of Income and Comprehensive Income.  The related cash flow impact is reflected in Cash Flows from Operating Activities.  During 2023, 2022 and 2021, EOG recognized net gains (losses) on the mark-to-market of financial commodity derivative contracts of $818 million, $(3,982) million and $(1,152) million, respectively, which included net cash payments for settlements of crude oil, NGLs and natural gas financial derivative contracts of $(112) million, $(3,501) million and $(638) million, respectively.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the year ended December 31, 2023 (closed) and remaining for 2024 and thereafter, as of December 31, 2023. Crude oil volumes are presented in MBbld and prices are presented in $/Bbl. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Crude Oil Financial Price Swap Contracts
		Contracts Sold		Contracts Purchased
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2023 (closed)	NYMEX WTI	95	$67.90	6	$102.26
April - May 2023 (closed)	NYMEX WTI	91	67.63	2	98.15
June 2023 (closed)	NYMEX WTI	2	69.10	2	98.15

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January 2023 - December 2023 (closed)	NYMEX Henry Hub	300	$3.36
January 2024 (closed)	NYMEX Henry Hub	725	3.07
February - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - December 2023 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	135	$0.01
January - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity Derivatives Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding derivative financial instruments at December 31, 2023 and 2022, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at December 31,
Description	Location on Balance Sheet	2023	2022
Asset Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current portion	Assets from Price Risk Management (1)	$106	$—
Liability Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current portion	Liabilities from Price Risk Management Activities	$—	$169
Noncurrent Portion	Other Liabilities (2)	103	371

(1)    The current portion of Assets from Price Risk Management Activities consists of gross assets of $106 million at December 31, 2023.
(2)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $104 million, partially offset by gross assets of $1 million, at December 31, 2023.

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

At December 31, 2023, EOG's net accounts receivable balance related to United States hydrocarbon sales included three receivable balances, each of which accounted for more than 10% of the total balance.  The receivables were due from three petroleum refinery companies. The related amounts were collected during early 2024. At December 31, 2022, EOG's net accounts receivable balance related to United States hydrocarbon sales included one receivable balance which accounted for more than 10% of the total balance.  The receivable was due from a petroleum refinery company.  The related amount was collected during early 2023.

In 2023 and 2022, all natural gas from EOG's Trinidad operations was sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary. In 2023 and 2022, all crude oil and condensate from EOG's Trinidad operations was sold to Heritage Petroleum Company Limited.

All of EOG's financial derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that (i) require EOG, if it is the party in a net liability position, to post collateral with the counterparty when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings or (ii) require the counterparty, if it is in a net liability position, to post collateral with EOG when the amount of the net liability exceeds the threshold level specified for the counterparty's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding financial derivatives under the ISDA to be settled immediately.  See Note 13 for the aggregate fair value of all financial derivative instruments that were in a net liability position at December 31, 2023 and 2022.  EOG had no collateral posted or held at December 31, 2023 and had $324 million of collateral posted and no collateral held at December 31, 2022.

Substantially all of EOG's accounts receivable at December 31, 2023 and 2022 resulted from hydrocarbon sales and/or joint interest billings to third-party companies, including foreign state-owned entities in the oil and gas industry.  This concentration of customers and joint interest owners may impact EOG's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions.  In determining whether or not to require collateral or other credit enhancements from a customer, EOG typically analyzes the entity's net worth, cash flows, earnings and credit ratings.  Receivables are generally not collateralized.  During the three-year period ended December 31, 2023, credit losses incurred on receivables by EOG have been immaterial.

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

Recurring Fair Value Measurements. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at December 31, 2023 and 2022 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2023
Financial Assets:
Natural Gas Swaps	$—	$105	$—	$105
Natural Gas Basis Swaps	—	2	—	2
Financial Liabilities:
Natural Gas Swaps	—	104	—	104

At December 31, 2022
Financial Assets:
Natural Gas Basis Swaps	$—	$29	$—	$29
Financial Liabilities:
Natural Gas Swaps	—	703	—	703
Crude Oil Swaps	—	190	—	190

See Note 12 for the balance sheet amounts and classification of EOG's financial derivative instruments at December 31, 2023 and 2022.

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

During 2023, proved oil and gas properties with a carrying amount of $59 million were written down to their fair value of $15 million, resulting in pretax impairment charges of $44 million.

During 2022, proved oil and gas properties with a carrying amount of $146 million were written down to their fair value of $26 million, resulting in pretax impairment charges of $120 million

During 2021, proved oil and gas properties with a carrying amount of $27 million were written down to their fair value of $7 million, resulting in pretax impairment charges of $20 million.

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 10.

Fair Value of Debt. At December 31, 2023 and 2022, respectively, EOG had outstanding $3,640 million and $4,890 million aggregate principal amount of senior notes, which had estimated fair values of $3,574 million and $4,740 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at year-end.

Natural Gas Sales Linked to Brent Crude Oil. In February 2024, EOG entered into a 10-year agreement, commencing in 2027, to sell 180,000 MMBtud of its domestic natural gas production, with 140,000 MMBtud to be sold at a price indexed to Brent Crude Oil (Brent) and the remaining volumes to be sold at a price indexed to Brent or a U.S. Gulf Coast gas index. It was determined that this agreement meets the definition of a derivative under the Derivatives and Hedging Topic of the ASC and does not qualify for the normal purchases and normal sales scope exception. As such, this agreement will be accounted for as a derivative beginning in the first quarter of 2024 (effective upon the execution of the agreement) using the mark-to-market accounting method. Changes in the fair value will be recognized as gains or losses in the period of change on the Consolidated Statements of Income and Comprehensive Income.

14.  Impairment Expense

Impairment expense was as follows for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021

Proved properties	$44	$120	$20
Unproved properties (1)	125	206	310
Other assets	31	29	28
Inventories	—	25	13
Firm commitment contracts	2	2	5
Total	$202	$382	$376

(1)    Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term. Unproved properties with individually significant acquisition costs are reviewed individually for impairment. Impairments of unproved oil and gas properties included $38 million in 2021 for the decision in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman. See Note 1.

15.  Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the years ended December 31, 2023 and 2022 (in millions):

	2023	2022

Carrying Amount at Beginning of Period	$1,328	$1,231
Liabilities Incurred	71	100
Liabilities Settled (1)	(114)	(215)
Accretion	53	43
Revisions	166	173
Foreign Currency Translations	2	(4)
Carrying Amount at End of Period	$1,506	$1,328

Current Portion	$37	$38
Noncurrent Portion	$1,469	$1,290

(1)    Includes settlements related to asset sales and property exchanges.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Consolidated Balance Sheets.

16.  Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the years ended December 31, 2023, 2022 and 2021 are presented below (in millions):

	2023	2022	2021

Balance at January 1	$15	$7	$29
Additions Pending the Determination of Proved Reserves	195	135	73
Reclassifications to Proved Properties	(133)	(88)	(41)
Costs Charged to Expense (1)	(1)	(39)	(54)
Balance at December 31	$76	$15	$7

(1)    Includes capitalized exploratory well costs charged to either dry hole costs or impairments.

	2023	2022	2021

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$73	$15	$7
Capitalized exploratory well costs that have been capitalized for a period greater than one year (1)	3	—	—
Balance at December 31	$76	$15	$7

Number of exploratory wells that have been capitalized for a period greater than one year	2	—	—

(1)    Consists of costs related to two projects in the United States at December 31, 2023.

17.  Acquisitions and Divestitures

During 2023, EOG paid cash for property acquisitions of $144 million, primarily to acquire a gathering and processing system in the Powder River Basin. Additionally during 2023, EOG recognized net gains on asset dispositions of $95 million and received proceeds of $140 million primarily due to the sale of EOG's equity interest in ammonia plant investments in Trinidad, the sale of certain legacy assets in the Texas Panhandle, the sale of certain gathering and processing assets and the sale of certain other assets.

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

18. Leases

Lease costs are classified by the function of the ROU asset. The lease costs related to exploration and development activities are initially included in the Oil and Gas Properties line on the Consolidated Balance Sheets and subsequently accounted for in accordance with the Extractive Industries - Oil and Gas Topic of the ASC. Variable lease cost represents costs incurred above the contractual minimum payments and other charges associated with leased equipment, primarily for drilling and fracturing contracts classified as operating leases. The components of lease cost for the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	2023	2022	2021
Operating Lease Cost	$387	$282	$295
Finance Lease Cost:
Amortization of Lease Assets	33	36	39
Interest on Lease Liabilities	5	6	7
Variable Lease Cost	91	71	63
Short-Term Lease Cost	567	425	257
Total Lease Cost	$1,083	$820	$661

The following table sets forth the amounts and classification of EOG's outstanding ROU assets and related lease liabilities at December 31, 2023 and 2022 and supplemental information for the years ended December 31, 2023 and 2022 (in millions, except lease terms and discount rates):

Description	Location on Balance Sheet	2023	2022
Assets
Operating Leases	Other Assets	$974	$846
Finance Leases	Property, Plant and Equipment, Net (1)	170	203
Total		$1,144	$1,049

Liabilities
Current
Operating Leases	Current Portion of Operating Lease Liabilities	$325	$296
Finance Leases	Current Portion of Long-Term Debt	34	33
Long-Term
Operating Leases	Other Liabilities	676	584
Finance Leases	Long-Term Debt	149	182
Total		$1,184	$1,095

(1)    Finance lease assets are recorded net of accumulated amortization of $190 million and $157 million at December 31, 2023 and 2022, respectively.

	2023	2022
Weighted Average Remaining Lease Term (in years):
Operating Leases	5.3	4.9
Finance Leases	5.5	6.5

Weighted Average Discount Rate:
Operating Leases	4.3%	3.4%
Finance Leases	2.6%	2.6%

Cash paid for leases for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	2023	2022	2021
Repayment of Operating Lease Liabilities Associated with Operating Activities	$226	$199	$207
Repayment of Operating Lease Liabilities Associated with Investing Activities	172	95	98
Repayment of Finance Lease Liabilities	32	35	37

Non-cash leasing activities for the year ended December 31, 2023, included the additions of $727 million of operating leases and no finance leases. Non-cash leasing activities for the year ended December 31, 2022, included the additions of $511 million of operating leases and no finance leases. Non-cash leasing activities for the year ended December 31, 2021, included the additions of $333 million of operating leases and $74 million of finance leases.

At December 31, 2023, the future minimum lease payments under non-cancellable leases were as follows (in millions):

	Operating Leases	Finance Leases
2024	$363	$37
2025	213	35
2026	129	30
2027	100	30
2028	99	30
2029 and beyond	222	35
Total Lease Payments	1,126	197
Less: Discount to Present Value	125	14
Total Lease Liabilities	1,001	183
Less: Current Portion of Lease Liabilities	325	34
Long-Term Lease Liabilities	$676	$149

At December 31, 2023, EOG had additional minimum lease payments of $350 million, which are expected to commence beginning in 2024 with lease terms of two to ten years.

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion or recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undeveloped undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs were recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe.  Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded.  EOG has formulated development plans for all drilling locations associated with its PUDs at December 31, 2023.  Under these plans, each location will be drilled within five years from the date the associated PUDs were recorded.  Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

Estimates of proved reserves at December 31, 2023, 2022 and 2021 were based on studies performed by the engineering staff of EOG.  The Engineering and Acquisitions Department is directly responsible for EOG's reserve evaluation process and consists of 16 engineers, all of whom hold, at a minimum, bachelor's degrees in engineering, and four of whom are Registered Professional Engineers.  The Vice President, Engineering and Acquisitions is the manager of this department and is the primary technical person responsible for this process.  The Vice President, Engineering and Acquisitions holds a Bachelor of Science degree in Petroleum Engineering, has 37 years of experience in reserve evaluations and is a Registered Professional Engineer.

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

Opinions by D&M for the years ended December 31, 2023, 2022 and 2021 covered producing areas containing 83%, 80% and 78%, respectively, of proved reserves of EOG on a net-equivalent-barrel-of-oil basis.  D&M's opinions indicate that the estimates of proved reserves prepared by EOG's Engineering and Acquisitions Department for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M.  Specifically, such estimates by D&M in the aggregate varied by not more than 5% from those prepared by the Engineering and Acquisitions Department of EOG.  All reports by D&M were developed utilizing geological and engineering data provided by EOG.  The report of D&M dated January 26, 2024, which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M's technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

No major discovery or other favorable or adverse event subsequent to December 31, 2023, is believed to have caused a material change in the estimates of net proved reserves as of that date.

The following tables set forth EOG's net proved reserves at December 31 for each of the four years in the period ended December 31, 2023, and the changes in the net proved reserves for each of the three years in the period ended December 31, 2023, as estimated by the Engineering and Acquisitions Department of EOG:

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET PROVED RESERVE SUMMARY

	United States	Trinidad	Other International (1)	Total
NET PROVED RESERVES

Crude Oil (MMBbl) (2)
Net proved reserves at December 31, 2020	1,513	1	—	1,514
Revisions of previous estimates	(116)	—	—	(116)
Purchases in place	2	—	—	2
Extensions, discoveries and other additions	311	1	—	312
Sales in place	(2)	—	—	(2)
Production	(162)	—	—	(162)
Net proved reserves at December 31, 2021	1,546	2	—	1,548
Revisions of previous estimates	120	—	—	120
Purchases in place	7	—	—	7
Extensions, discoveries and other additions	175	—	—	175
Sales in place	(21)	—	—	(21)
Production	(168)	—	—	(168)
Net proved reserves at December 31, 2022	1,659	2	—	1,661
Revisions of previous estimates	56	—	—	56
Purchases in place	1	—	—	1
Extensions, discoveries and other additions	219	—	—	219
Sales in place	(7)	—	—	(7)
Production	(174)	—	—	(174)
Net proved reserves at December 31, 2023	1,754	2	—	1,756

Natural Gas Liquids (MMBbl) (2)
Net proved reserves at December 31, 2020	813	—	—	813
Revisions of previous estimates	(128)	—	—	(128)
Purchases in place	3	—	—	3
Extensions, discoveries and other additions	194	—	—	194
Sales in place	—	—	—	—
Production	(53)	—	—	(53)
Net proved reserves at December 31, 2021	829	—	—	829
Revisions of previous estimates	258	—	—	258
Purchases in place	4	—	—	4
Extensions, discoveries and other additions	140	—	—	140
Sales in place	(14)	—	—	(14)
Production	(72)	—	—	(72)
Net proved reserves at December 31, 2022	1,145	—	—	1,145
Revisions of previous estimates	26	—	—	26
Purchases in place	1	—	—	1
Extensions, discoveries and other additions	169	—	—	169
Sales in place	(5)	—	—	(5)
Production	(82)	—	—	(82)
Net proved reserves at December 31, 2023	1,254	—	—	1,254

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
Natural Gas (Bcf) (3)
Net proved reserves at December 31, 2020	5,043	269	48	5,360
Revisions of previous estimates	754	26	3	783
Purchases in place	23	—	—	23
Extensions, discoveries and other additions	2,574	100	—	2,674
Sales in place	(4)	—	(48)	(52)
Production	(483)	(80)	(3)	(566)
Net proved reserves at December 31, 2021	7,907	315	—	8,222
Revisions of previous estimates	(271)	18	—	(253)
Purchases in place	32	—	—	32
Extensions, discoveries and other additions	1,414	51	—	1,465
Sales in place	(316)	—	—	(316)
Production	(493)	(66)	—	(559)
Net proved reserves at December 31, 2022	8,273	318	—	8,591
Revisions of previous estimates	(327)	12	—	(315)
Purchases in place	3	—	—	3
Extensions, discoveries and other additions	1,287	29	—	1,316
Sales in place	(28)	—	—	(28)
Production	(578)	(59)	—	(637)
Net proved reserves at December 31, 2023	8,630	300	—	8,930

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total

Oil Equivalents (MMBoe) (2)
Net proved reserves at December 31, 2020	3,166	46	8	3,220
Revisions of previous estimates (4)	(118)	4	—	(114)
Purchases in place	9	—	—	9
Extensions, discoveries and other additions (5)	934	18	—	952
Sales in place	(3)	—	(8)	(11)
Production	(295)	(14)	—	(309)
Net proved reserves at December 31, 2021	3,693	54	—	3,747
Revisions of previous estimates (4)	333	3	—	336
Purchases in place	16	—	—	16
Extensions, discoveries and other additions (6)	551	9	—	560
Sales in place	(88)	—	—	(88)
Production	(322)	(11)	—	(333)
Net proved reserves at December 31, 2022	4,183	55	—	4,238
Revisions of previous estimates (4)	28	1	—	29
Purchases in place	2	—	—	2
Extensions, discoveries and other additions (7)	602	5	—	607
Sales in place	(17)	—	—	(17)
Production	(351)	(10)	—	(361)
Net proved reserves at December 31, 2023	4,447	51	—	4,498

(1)Other International includes EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations.
(2)Million barrels or million barrels of oil equivalent, as applicable; oil equivalents include crude oil and condensate, NGLs and natural gas. Oil equivalents are determined using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas.
(3)Billion cubic feet.
(4)See "Reconciliation of Revisions of Previous Estimates" below for additional discussion.
(5)Change in net proved reserves for the year ended December 31, 2021, attributable to extensions, discoveries and other additions was 173 MMBoe greater than the corresponding change in PUDs for such year. Such difference represents new proved developed reserves attributable to wells drilled during 2021, primarily in the Permian Basin, that did not have any associated PUDs recorded at the beginning of 2021. The reserves added as new PUDs for the year ended December 31, 2021, attributable to extensions and discoveries were 779 MMBoe and were primarily in the Permian Basin. See "Net Proved Undeveloped Reserves" below.
(6)Change in net proved reserves for the year ended December 31, 2022, attributable to extensions, discoveries and other additions was 150 MMBoe greater than the corresponding change in PUDs for such year. Such difference represents new proved developed reserves attributable to wells drilled during 2022, primarily in the Permian Basin and Gulf Coast Basin, that did not have any associated PUDs recorded at the beginning of 2022. The reserves added as new PUDs for the year ended December 31, 2022, attributable to extensions and discoveries were 410 MMBoe and were primarily in the Permian Basin. See "Net Proved Undeveloped Reserves" below.
(7)Change in net proved reserves for the year ended December 31, 2023, attributable to extensions, discoveries and other additions was 91 MMBoe greater than the corresponding change in PUDs for such year. Such difference represents new proved developed reserves attributable to wells drilled during 2023, primarily in the Permian Basin, that did not have any associated PUDs recorded at the beginning of 2023. The reserves added as new PUDs for the year ended December 31, 2023, attributable to extensions and discoveries were 516 MMBoe and were primarily in the Permian Basin. See "Net Proved Undeveloped Reserves" below.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2023, EOG added 607 million barrels of oil equivalent (MMBoe) of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin and Gulf Coast Basin.  Approximately 64% of the 2023 reserve additions were crude oil and condensate and NGLs, and substantially all were in the United States.  Sales in place of 17 MMBoe were primarily related to the sale of assets in the Permian Basin and the Anadarko Basin and the sale or exchange of other producing assets. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. Purchases in place of 2 MMBoe were primarily related to the Permian Basin and the purchase or exchange of other producing assets.

During 2022, EOG added 560 MMBoe of proved reserves from drilling activities and technical evaluation of major proved areas, primarily in the Permian Basin and Gulf Coast Basin.  Approximately 56% of the 2022 reserve additions were crude oil and condensate and NGLs, and substantially all were in the United States.  Sales in place of 88 MMBoe were primarily related to the sale of assets in the Rocky Mountain area and the Anadarko Basin and the sale or exchange of other producing assets. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. Purchases in place of 16 MMBoe were primarily related to the Permian Basin and the purchase or exchange of other producing assets.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	United States	Trinidad	Other International (1)	Total
NET PROVED DEVELOPED RESERVES
Crude Oil (MMBbl)
December 31, 2020	792	1	—	793
December 31, 2021	886	—	—	886
December 31, 2022	948	—	—	948
December 31, 2023	983	—	—	983
Natural Gas Liquids (MMBbl)
December 31, 2020	392	—	—	392
December 31, 2021	416	—	—	416
December 31, 2022	561	—	—	561
December 31, 2023	625	—	—	625
Natural Gas (Bcf)
December 31, 2020	2,586	171	32	2,789
December 31, 2021	3,743	131	—	3,874
December 31, 2022	3,920	137	—	4,057
December 31, 2023	4,283	161	—	4,444
Oil Equivalents (MMBoe)
December 31, 2020	1,614	30	5	1,649
December 31, 2021	1,926	22	—	1,948
December 31, 2022	2,162	23	—	2,185
December 31, 2023	2,322	27	—	2,349
NET PROVED UNDEVELOPED RESERVES
Crude Oil (MMBbl)
December 31, 2020	721	—	—	721
December 31, 2021	660	2	—	662
December 31, 2022	711	2	—	713
December 31, 2023	771	2	—	773
Natural Gas Liquids (MMBbl)
December 31, 2020	421	—	—	421
December 31, 2021	413	—	—	413
December 31, 2022	584	—	—	584
December 31, 2023	629	—	—	629
Natural Gas (Bcf)
December 31, 2020	2,457	98	16	2,571
December 31, 2021	4,164	184	—	4,348
December 31, 2022	4,353	181	—	4,534
December 31, 2023	4,347	139	—	4,486
Oil Equivalents (MMBoe)
December 31, 2020	1,552	16	3	1,571
December 31, 2021	1,767	32	—	1,799
December 31, 2022	2,021	32	—	2,053
December 31, 2023	2,125	24	—	2,149

(1)Other International includes EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Proved Undeveloped Reserves. The following table presents the changes in EOG's total PUDs during 2023, 2022 and 2021 (in MMBoe):

	2023	2022	2021

Balance at January 1	2,053	1,799	1,571
Extensions and Discoveries (1)	516	410	779
Revisions (2)	(51)	141	(305)
Acquisition of Reserves	—	10	—
Sale of Reserves	(9)	(14)	(3)
Conversion to Proved Developed Reserves	(360)	(293)	(243)
Balance at December 31	2,149	2,053	1,799

(1)See "Net Proved Reserves" table and accompanying notes above for additional discussion regarding changes in reserves attributable to extensions, discoveries and other additions.
(2)See "Reconciliation of Revisions of Previous Estimates" below for additional discussion.

For the twelve-month period ended December 31, 2023, total PUDs increased by 96 MMBoe to 2,149 MMBoe.  EOG added approximately 44 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs (see discussion of technology employed on pages F-37 and F-38 of this Annual Report on Form 10-K), EOG added 472 MMBoe of PUDs.  The PUD additions were primarily in the Permian Basin and 65% of the additions were crude oil and condensate and NGLs.  During 2023, EOG drilled and transferred 360 MMBoe of PUDs to proved developed reserves at a total capital cost of $2,801 million. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. All PUDs, including drilled but uncompleted wells (DUCs), are scheduled for completion within five years of the original reserve booking.

For the twelve-month period ended December 31, 2022, total PUDs increased by 254 MMBoe to 2,053 MMBoe.  EOG added approximately 25 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 385 MMBoe of PUDs.  The PUD additions were primarily in the Permian Basin and 57% of the additions were crude oil and condensate and NGLs.  During 2022, EOG drilled and transferred 293 MMBoe of PUDs to proved developed reserves at a total capital cost of $2,286 million. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. All PUDs, including DUCs, are scheduled for completion within five years of the original reserve booking.

For the twelve-month period ended December 31, 2021, total PUDs increased by 228 MMBoe to 1,799 MMBoe.  EOG added approximately 40 MMBoe of PUDs through drilling activities where the wells were drilled but significant expenditures remained for completion.  Based on the technology employed by EOG to identify and record PUDs, EOG added 739 MMBoe of PUDs.  The PUD additions were primarily in the Permian Basin and 52% of the additions were crude oil and condensate and NGLs.  During 2021, EOG drilled and transferred 243 MMBoe of PUDs to proved developed reserves at a total capital cost of $1,619 million. Refer to "Reconciliation of Revisions of Previous Estimates" below for factors impacting revisions of previous estimates. All PUDs, including DUCs, are scheduled for completion within five years of the original reserve booking.

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

Pursuant to such process, EOG's technical staff included a net positive revision of 45 MMBoe of PUD reserves to its net proved reserves for the year ended December 31, 2023 and a net positive revision of 79 MMBoe and a negative revision of 250 MMBoe of PUD reserves from its net proved reserves for the years ended December 31, 2022 and 2021, respectively.

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
•production costs, transportation costs and gathering and processing costs (collectively, operating costs) and changes therein; and
•investments in future wells and/or recompletions and changes therein.

EOG's evaluation of such inter-related factors resulted in the following revisions to its net proved reserves and net PUD reserves for the years ended December 31, 2023, 2022 and 2021.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2023

Review of Updated Plan		Revision to Net Proved Reserves (MMBoe)		Revision to Net PUD Reserves (MMBoe)	Explanation
Revision related to addition of PUD reserves pursuant to review of updated drilling and development plan		45		45	See above related discussion.
Evaluation of Inter-Related Factors
Prices for crude oil, NGLs and natural gas	(110)		(68)		Downward revisions attributable to a decrease in the average prices used in EOG's year-end 2023 reserves estimates as compared to the average prices used in EOG's year-end 2022 reserves estimates.
Well performance forecasts	12		(97)		Revisions attributable to EOG's forecasted changes in well performance in certain locations.
Marketing-related changes (e.g., ethane recovery elections) relating to the sale of production	—		—		Immaterial
Ownership interest changes	4		8		Revisions attributable to ownership interest changes.
Changes in operating costs	66		50		Upward revision attributable to decreased operating costs, resulting in an increase in reserves that are economically producible.
Investments	12		11		Reduced investments for certain PUDs and proved developed non-producing reserves that resulted in them becoming economic for 2023 compared to 2022 investments
Net Revisions Attributable to Inter-Related Factors		(16)		(96)
Total Revisions		29		(51)

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2022

Review of Updated Plan		Revision to Net Proved Reserves (MMBoe)		Revision to Net PUD Reserves (MMBoe)	Explanation
Revision related to addition of PUD reserves pursuant to review of updated drilling and development plan		79		79	See above related discussion.
Evaluation of Inter-Related Factors
Prices for crude oil, NGLs and natural gas	11		2		Upward revisions attributable to an increase in the average prices used in EOG's year-end 2022 reserves estimates as compared to the average prices used in EOG's year-end 2021 reserves estimates.
Well performance forecasts	104		(9)		Revisions attributable to EOG's forecasted changes in well performance in certain locations.
Marketing-related changes (e.g., ethane recovery elections) relating to the sale of production	151		68		Upward revisions attributable to EOG's "ethane recovery" elections during 2022 - that is, EOG's elections to increase receipt of ethane (an NGL) from the natural gas stream and reduce the total volume of residue natural gas at the tailgate of the processing plant. The additional NGL reserves attributable to such elections outweigh the lower natural gas reserves.
Ownership interest changes	(2)		1		Revisions attributable to ownership interest changes.
Changes in operating costs	(7)		—		Downward revision attributable to increased operating costs, resulting in a decrease in reserves that are economically producible.
Net Revisions Attributable to Inter-Related Factors		257		62
Total Revisions		336		141

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2021

Review of Updated Plan		Revision to Net Proved Reserves (MMBoe)		Revision to Net PUD Reserves (MMBoe)	Explanation
Revision related to removal of PUD reserves pursuant to review of updated drilling and development plan		(250)		(250)	See above related discussion.
Evaluation of Inter-Related Factors
Prices for crude oil, NGLs and natural gas	194		29		Upward revisions attributable to an increase in the average prices used in EOG's year-end 2021 reserves estimates as compared to the average prices used in EOG's year-end 2020 reserves estimates.
Well performance forecasts	(13)		(51)		Downward revisions attributable to EOG's forecasted decrease in well performance in certain locations.
Marketing-related changes (e.g., ethane rejection elections) relating to the sale of production	(69)		(38)		Downward revisions attributable to EOG's "ethane rejection" elections during 2021 - that is, EOG's elections to reduce receipt of ethane (an NGL) from the natural gas stream and instead receive residue natural gas (that includes ethane) at the tailgate of the processing plant. The additional natural gas reserves attributable to such elections are outweighed by lower NGLs reserves.
Ownership interest changes	8		—		Upward revision attributable to ownership interest changes.
Changes in operating costs	16		5		Upward revisions attributable to improved/lower operating costs, resulting in an increase in reserves that are economically producible.
Net Revisions Attributable to Inter-Related Factors		136		(55)
Total Revisions		(114)		(305)

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized Costs Relating to Oil and Gas Producing Activities.  The following table sets forth the capitalized costs relating to EOG's crude oil, NGLs and natural gas producing activities at December 31, 2023 and 2022 (in millions):

	2023	2022

Proved properties	$69,618	$64,657
Unproved properties	2,472	2,665
Total	72,090	67,322
Accumulated depreciation, depletion and amortization	(43,323)	(40,791)
Net capitalized costs	$28,767	$26,531

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth costs incurred related to EOG's oil and gas activities for the years ended December 31, 2023, 2022 and 2021 (in millions):

	United States	Trinidad	Other International (1)	Total
2023
Acquisition Costs of Properties
Unproved (2)	$207	$—	$—	$207
Proved (3)	16	—	—	16
Subtotal	223	—	—	223
Exploration Costs	370	53	14	437
Development Costs (4)	5,228	117	13	5,358
Total	$5,821	$170	$27	$6,018
2022
Acquisition Costs of Properties
Unproved (5)	$186	$—	$—	$186
Proved (6)	419	—	—	419
Subtotal	605	—	—	605
Exploration Costs	263	84	17	364
Development Costs (7)	4,106	145	9	4,260
Total	$4,974	$229	$26	$5,229
2021
Acquisition Costs of Properties
Unproved (8)	$207	$—	$8	$215
Proved (9)	100	—	—	100
Subtotal	307	—	8	315
Exploration Costs	296	7	51	354
Development Costs (10)	3,206	77	17	3,300
Total	$3,809	$84	$76	$3,969

(1)Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.
(2)Includes non-cash unproved leasehold acquisition costs of $99 million related to property exchanges.
(3)Includes non-cash proved property acquisition costs of $6 million related to property exchanges.
(4)Includes Asset Retirement Costs of $241 million, $3 million and $13 million for the United States, Trinidad and Other International, respectively. Includes non-cash development drilling costs of $90 million. Excludes other property, plant and equipment.
(5)Includes non-cash unproved leasehold acquisition costs of $127 million related to property exchanges.
(6)Includes non-cash proved property acquisition costs of $26 million related to property exchanges.
(7)Includes Asset Retirement Costs of $208 million, $81 million and $9 million for the United States, Trinidad and Other International, respectively. Excludes other property, plant and equipment.
(8)Includes non-cash unproved leasehold acquisition costs of $45 million related to property exchanges.
(9)Includes non-cash proved property acquisition costs of $5 million related to property exchanges.
(10)Includes Asset Retirement Costs of $86 million, $24 million and $17 million for the United States, Trinidad and Other International, respectively.  Excludes other property, plant and equipment.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Operations for Oil and Gas Producing Activities (1). The following table sets forth results of operations for oil and gas producing activities for the years ended December 31, 2023, 2022 and 2021 (in millions):

	United States	Trinidad	Other International (2)	Total
2023
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$17,148	$228	$—	$17,376
Other	91	—	—	91
Total	17,239	228	—	17,467
Exploration Costs	166	4	11	181
Dry Hole Costs	1	—	—	1
Transportation Costs	957	—	—	957
Gathering and Processing Costs	663	—	—	663
Production Costs	2,657	45	1	2,703
Impairments	184	—	18	202
Depreciation, Depletion and Amortization	3,244	78	—	3,322
Income (Loss) Before Income Taxes	9,367	101	(30)	9,438
Income Tax Provision	2,056	8	(2)	2,062
Results of Operations	$7,311	$93	$(28)	$7,376
2022
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$22,486	$310	$—	$22,796
Other	118	—	—	118
Total	22,604	310	—	22,914
Exploration Costs	145	4	10	159
Dry Hole Costs	22	21	2	45
Transportation Costs	966	—	—	966
Gathering and Processing Costs	621	—	—	621
Production Costs	2,833	41	2	2,876
Impairments	340	28	14	382
Depreciation, Depletion and Amortization	3,314	72	—	3,386
Income (Loss) Before Income Taxes	14,363	144	(28)	14,479
Income Tax Provision	3,129	60	(2)	3,187
Results of Operations	$11,234	$84	$(26)	$11,292
2021
Crude Oil and Condensate, Natural Gas Liquids and Natural Gas Revenues	$15,062	$301	$18	$15,381
Other	108	—	—	108
Total	15,170	301	18	15,489
Exploration Costs	137	5	12	154
Dry Hole Costs	29	—	42	71
Transportation Costs	863	—	—	863
Gathering and Processing Costs	559	—	—	559
Production Costs	2,108	39	8	2,155
Impairments	312	3	61	376
Depreciation, Depletion and Amortization	3,411	87	6	3,504
Income (Loss) Before Income Taxes	7,751	167	(111)	7,807
Income Tax Provision	1,690	73	(1)	1,762
Results of Operations	$6,061	$94	$(110)	$6,045

(1)Excludes gains or losses on the mark-to-market of financial commodity derivative contracts, gains or losses on sales of reserves and related assets, interest charges and general corporate expenses for each of the three years in the period ended December 31, 2023.
(2)Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations. EOG began exploration programs in Australia in the third quarter of 2021 and in Oman in the third quarter of 2020. The decision was reached in the fourth quarter of 2021 to exit Block 36 and Block 49 in Oman.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth production costs per barrel of oil equivalent, excluding severance/production and ad valorem taxes, for the years ended December 31, 2023, 2022 and 2021:

	United States	Trinidad	Other International (1)	Composite

Year Ended December 31, 2023	$4.01	$4.19	$—	$4.02
Year Ended December 31, 2022	$4.02	$3.11	$—	$3.99
Year Ended December 31, 2021	$3.71	$2.32	$16.13	$3.67

(1)    Other International primarily consists of EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information has been developed utilizing procedures prescribed by the Extractive Industries - Oil and Gas Topic of the ASC and based on crude oil, NGL and natural gas reserves and production volumes estimated by the Engineering and Acquisitions Department of EOG.  The estimates were based on a 12-month average for commodity prices for the years 2023, 2022 and 2021.  The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating EOG or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of EOG.

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

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the standardized measure of discounted future net cash flows from projected production of EOG's oil and gas reserves for the years ended December 31, 2023, 2022 and 2021 (in millions):

	United States	Trinidad	Other International (1)	Total
2023
Future cash inflows (2)	$188,585	$1,101	$—	$189,686
Future production costs	(65,349)	(245)	—	(65,594)
Future development costs (3)	(20,070)	(406)	—	(20,476)
Future income taxes	(21,632)	(40)	—	(21,672)
Future net cash flows	81,534	410	—	81,944
Discount to present value at 10% annual rate	(38,879)	(73)	—	(38,952)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$42,655	$337	$—	$42,992
2022
Future cash inflows (4)	$259,217	$1,189	$—	$260,406
Future production costs	(58,021)	(248)	—	(58,269)
Future development costs (5)	(17,837)	(471)	—	(18,308)
Future income taxes	(39,560)	(31)	—	(39,591)
Future net cash flows	143,799	439	—	144,238
Discount to present value at 10% annual rate	(69,587)	(79)	—	(69,666)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$74,212	$360	$—	$74,572
2021
Future cash inflows (6)	$166,316	$1,135	$—	$167,451
Future production costs	(44,905)	(258)	—	(45,163)
Future development costs (7)	(13,885)	(380)	—	(14,265)
Future income taxes	(22,831)	(84)	—	(22,915)
Future net cash flows	84,695	413	—	85,108
Discount to present value at 10% annual rate	(38,834)	(88)	—	(38,922)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$45,861	$325	$—	$46,186

(1)Other International includes EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations.
(2)Estimated crude oil prices used to calculate 2023 future cash inflows for the United States and Trinidad were $80.00 and $68.59, respectively. Estimated NGL price used to calculate 2023 future cash inflows for the United States was $19.94. Estimated natural gas prices used to calculate 2023 future cash inflows for the United States and Trinidad were $2.69 and $3.33, respectively.
(3)Future abandonment costs included in 2023 future development costs for the United States and Trinidad were $2,104 million and $193 million, respectively.
(4)Estimated crude oil prices used to calculate 2022 future cash inflows for the United States and Trinidad were $96.44 and $85.90, respectively. Estimated NGL price used to calculate 2022 future cash inflows for the United States was $36.35. Estimated natural gas prices used to calculate 2022 future cash inflows for the United States and Trinidad were $6.96 and $3.28, respectively.
(5)Future abandonment costs included in 2022 future development costs for the United States and Trinidad were $1,578 million and $188 million, respectively.
(6)Estimated crude oil prices used to calculate 2021 future cash inflows for the United States and Trinidad were $67.79 and $58.32, respectively. Estimated NGLs price used to calculate 2021 future cash inflows for the United States was $30.28. Estimated natural gas prices used to calculate 2021 future cash inflows for the United States and Trinidad were $4.61 and $3.28, respectively.
(7)Future abandonment costs included in 2021 future development costs for the United States and Trinidad were $2,586 million and $102 million, respectively.

EOG RESOURCES, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, for each of the three years in the period ended December 31, 2023 (in millions):

	United States	Trinidad	Other International (1)	Total

December 31, 2020	$11,202	$339	$149	$11,690
Sales and transfers of oil and gas produced, net of production costs	(11,532)	(261)	(16)	(11,809)
Net changes in prices and production costs	37,088	133	(1)	37,220
Extensions, discoveries, additions and improved recovery, net of related costs	12,154	71	—	12,225
Development costs incurred	1,619	16	—	1,635
Revisions of estimated development cost	2,773	(133)	—	2,640
Revisions of previous quantity estimates	(1,789)	73	—	(1,716)
Accretion of discount	1,313	42	17	1,372
Net change in income taxes	(9,914)	27	17	(9,870)
Purchases of reserves in place	151	—	—	151
Sales of reserves in place	(19)	—	(151)	(170)
Changes in timing and other	2,815	18	(15)	2,818
December 31, 2021	$45,861	$325	$—	$46,186
Sales and transfers of oil and gas produced, net of production costs	(18,064)	(269)	1	(18,332)
Net changes in prices and production costs	30,987	86	—	31,073
Extensions, discoveries, additions and improved recovery, net of related costs	10,422	128	—	10,550
Development costs incurred	2,286	—	—	2,286
Revisions of estimated development cost	(2,290)	(70)	—	(2,360)
Revisions of previous quantity estimates	8,324	40	—	8,364
Accretion of discount	5,771	38	—	5,809
Net change in income taxes	(8,059)	50	—	(8,009)
Purchases of reserves in place	400	—	—	400
Sales of reserves in place	(760)	—	—	(760)
Changes in timing and other	(666)	32	(1)	(635)
December 31, 2022	$74,212	$360	$—	$74,572
Sales and transfers of oil and gas produced, net of production costs	(12,872)	(182)	—	(13,054)
Net changes in prices and production costs	(41,377)	8	—	(41,369)
Extensions, discoveries, additions and improved recovery, net of related costs	4,825	42	—	4,867
Development costs incurred	2,801	48	—	2,849
Revisions of estimated development cost	(644)	13	—	(631)
Revisions of previous quantity estimates	381	27	—	408
Accretion of discount	9,411	37	—	9,448
Net change in income taxes	9,250	(18)	—	9,232
Purchases of reserves in place	31	—	—	31
Sales of reserves in place	(294)	—	—	(294)
Changes in timing and other	(3,069)	2	—	(3,067)
December 31, 2023	$42,655	$337	$—	$42,992

(1)    Other International includes EOG's China and Canada operations. The China operations were sold in the second quarter of 2021. EOG is continuing the process of exiting its Canada operations.

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
Bylaws, dated August 23, 1989, as amended and restated effective as of February 23, 2023 (Exhibit 3.2(b) to EOG's Annual Report on Form 10-K for the year ended December 31, 2022) (SEC File No. 001-09743).

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

4.5(b)	-	Form of Global Note with respect to the 3.15% Senior Notes due 2025 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.5(c)	-	Form of Global Note with respect to the 3.90% Senior Notes due 2035 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed March 19, 2015) (SEC File No. 001-09743).

4.6(a)	-
Officers' Certificate Establishing 4.15% Senior Notes due 2026 and 5.10% Senior Notes due 2036 of EOG, dated January 14, 2016 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.6(b)	-	Form of Global Note with respect to the 4.15% Senior Notes due 2026 of EOG (Exhibit 4.3 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.6(c)	-	Form of Global Note with respect to the 5.10% Senior Notes due 2036 of EOG (Exhibit 4.4 to EOG's Current Report on Form 8-K, filed January 15, 2016) (SEC File No. 001-09743).

4.7(a)	-
Officers' Certificate Establishing 4.375% Senior Notes due 2030 and 4.950% Senior Notes due 2050 of EOG, dated April 14, 2020 (Exhibit 4.2 to EOG's Current Report on Form 8-K, filed April 14, 2020) (SEC File No. 001-09743).

4.7(b)	-	Form of Global Note with respect to the 4.375% Senior Notes due 2030 of EOG (included in Exhibit 4.10(a)).

4.7(c)	-	Form of Global Note with respect to the 4.950% Senior Notes due 2050 of EOG (included in Exhibit 4.10(a)).

10.1(a)+	-
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

10.1(c)+	-
Form of Restricted Stock Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 28, 2020) (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020) (SEC File No. 001-09743).

10.1(d)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable to grants made on or after September 25, 2017 and prior to September 28, 2020) (Exhibit 10.4 to EOG's Current Report on Form 8-K, filed September 29, 2017) (SEC File No. 001-09743).

10.1(e)+	-
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

Exhibit Number		Description

10.1(g)+	-
Form of Performance Unit Award Agreement for Amended and Restated EOG Resources, Inc. 2008 Omnibus Equity Compensation Plan (applicable solely to grant made to Ezra Y. Yacob effective January 4, 2021) (Exhibit 10.1(u) to EOG's Annual Report on Form 10-K for the year ended December 31, 2020) (SEC File No. 001-09743).

10.1(h)	-
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
Form of Restricted Stock Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made prior to September 15, 2023) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) (SEC File No. 001-09743).

10.2(c)+	-
Form of Restricted Stock Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 15, 2023 and prior to December 18, 2023) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (SEC File No. 001-09743).

*10.2(d)+	-	Form of Restricted Stock Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after December 18, 2023).

10.2(e)+	-
Form of Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made prior to September 15, 2023) (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) (SEC File No. 001-09743).

10.2(f)+	-
Form of Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 15, 2023 and prior to December 18, 2023) (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) (SEC File No. 001-09743).

*10.2(g)+	-	Form of Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after December 18, 2023).

10.2(h)+	-
Form of Stock-Settled Stock Appreciation Right Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (Exhibit 10.3 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) (SEC File No. 001-09743).

10.2(i)+	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made prior to September 29, 2022) (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) (SEC File No. 001-09743).

10.2(j)+	-
Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement under EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan, by and between EOG and William R. Thomas, effective September 27, 2021 (Exhibit 10.5 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) (SEC File No. 001-09743).

10.2(k)+	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 29, 2022 and prior to September 15, 2023) (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed October 4, 2022) (SEC File No. 001-09743).

10.2(l)+	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 15, 2023 and prior to December 18, 2023) (Exhibit 10.3 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) (SEC File No. 001-09743).

*10.2(m)+	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (amended and restated award agreement applicable solely to grants made effective September 15, 2023).

*10.2(n)+	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after December 18, 2023).

Exhibit Number		Description

*10.2(o)+	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. Omnibus Equity Compensation Plan (applicable solely to grant made to Ann D. Janssen effective January 2, 2023).

10.2(p)	-
Form of Non-Employee Director Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (Exhibit 10.6 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) (SEC File No. 001-09743).

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

Exhibit Number		Description

10.8(b)+	-
Retirement Notice and Letter, dated September 11, 2023, by and between EOG and Kenneth W. Boedeker (Exhibit 10.4 to EOG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) (SEC File No. 001-09743).

10.9+	-
Change of Control Agreement by and between EOG and Jeffrey R. Leitzell, effective as of June 17, 2021 (Exhibit 10.2 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (SEC File No. 001-09743).

*10.10+	-	Change of Control Agreement by and between EOG and Ann D. Janssen, effective as of February 2, 2024.

10.11(a)+	-
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

10.12(a)+	-	EOG Resources, Inc. Annual Bonus Plan (effective January 1, 2019) (Exhibit 10.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) (SEC File No. 001-09743).

10.12(b)+	-	EOG Resources, Inc. Amended and Restated Annual Bonus Plan (effective as of January 1, 2022) (Exhibit 10.2 to EOG's Current Report on Form 8-K, filed October 4, 2022) (SEC File No. 001-09743).

*10.12(c)+	-	EOG Resources, Inc. Second Amended and Restated Annual Bonus Plan (effective as of January 1, 2024).

10.13+	-
EOG Resources, Inc. Employee Stock Purchase Plan (As Amended and Restated Effective January 1, 2018) (Exhibit 4.4(a) to EOG's Registration Statement on Form S-8, SEC File No. 333-224466, filed April 26, 2018).

10.14	-
Revolving Credit Agreement, dated as of June 7, 2023, among EOG, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto, and the other parties thereto (Exhibit 10.1 to EOG's Current Report on Form 8-K, filed June 12, 2023) (SEC File No. 001-09743).

*21	-	Subsidiaries of EOG, as of December 31, 2023.

*23.1	-	Consent of DeGolyer and MacNaughton.

*23.2	-	Consent of Deloitte & Touche LLP.

*24	-	Powers of Attorney.

*31.1	-	Section 302 Certification of Annual Report of Principal Executive Officer.

*31.2	-	Section 302 Certification of Annual Report of Principal Financial Officer.

*32.1	-	Section 906 Certification of Annual Report of Principal Executive Officer.

*32.2	-	Section 906 Certification of Annual Report of Principal Financial Officer.

*97+	-	EOG Resources, Inc. Policy for the Recovery of Erroneously Awarded Compensation, adopted September 13, 2023.

*99.1	-	Opinion of DeGolyer and MacNaughton, dated January 26, 2024.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* **101.SCH	-	Inline XBRL Schema Document.

* **101.CAL	-	Inline XBRL Calculation Linkbase Document.

* **101.DEF	-	Inline XBRL Definition Linkbase Document.

* **101.LAB	-	Inline XBRL Label Linkbase Document.

* **101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Exhibits filed herewith

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income and Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2023, (ii) the Consolidated Balance Sheets - December 31, 2023 and 2022, (iii) the Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2023, (iv) the Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2023 and (v) the Notes to Consolidated Financial Statements.

+ Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	February 22, 2024	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with EOG Resources, Inc. indicated and on the 22nd day of February, 2024.

	Signature	Title

	/s/ EZRA Y. YACOB	Chairman of the Board and Chief Executive Officer and Director
	(Ezra Y. Yacob)	(Principal Executive Officer)

	/s/ ANN D. JANSSEN	Executive Vice President and Chief Financial Officer
	(Ann D. Janssen)	(Principal Financial Officer)

	/s/ LAURA B. DISTEFANO	Vice President and Chief Accounting Officer
	(Laura B. Distefano)	(Principal Accounting Officer)

	*	Director
(Janet F. Clark)

	*	Director
(Charles R. Crisp)

	*	Director
(Robert P. Daniels)

	*	Director
(Lynn A. Dugle)

	*	Director
(C. Christopher Gaut)

	*	Director
(Michael T. Kerr)

	*	Director
(Julie J. Robertson)

	*	Director
(Donald F. Textor)

*By:	/s/ MICHAEL P. DONALDSON
(Michael P. Donaldson)
(Attorney-in-fact for persons indicated)