Form 10-Q
period 2024-03-31
EOG RESOURCES INC
filed 2024-05-02
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	574,710,614	(as of April 25, 2024)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Revenues and Other
Crude Oil and Condensate	$3,480	$3,182
Natural Gas Liquids	513	490
Natural Gas	382	517
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts	237	376
Gathering, Processing and Marketing	1,459	1,390
Gains on Asset Dispositions, Net	26	69
Other, Net	26	20
Total	6,123	6,044
Operating Expenses
Lease and Well	396	359
Gathering, Processing and Transportation Costs	413	395
Exploration Costs	45	50
Dry Hole Costs	1	1
Impairments	19	34
Marketing Costs	1,404	1,361
Depreciation, Depletion and Amortization	1,074	798
General and Administrative	162	145
Taxes Other Than Income	338	329
Total	3,852	3,472
Operating Income	2,271	2,572
Other Income, Net	62	65
Income Before Interest Expense and Income Taxes	2,333	2,637
Interest Expense, Net	33	42
Income Before Income Taxes	2,300	2,595
Income Tax Provision	511	572
Net Income	$1,789	$2,023
Net Income Per Share
Basic	$3.11	$3.46
Diluted	$3.10	$3.45
Average Number of Common Shares
Basic	575	584
Diluted	577	587
Comprehensive Income
Net Income	$1,789	$2,023
Other Comprehensive Income
Foreign Currency Translation Adjustments	1	—
Other Comprehensive Income	1	—
Comprehensive Income	$1,790	$2,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$5,292	$5,278
Accounts Receivable, Net	2,688	2,716
Inventories	1,154	1,275
Assets from Price Risk Management Activities	110	106
Other	684	560
Total	9,928	9,935
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	73,356	72,090
Other Property, Plant and Equipment	5,768	5,497
Total Property, Plant and Equipment	79,124	77,587
Less: Accumulated Depreciation, Depletion and Amortization	(46,047)	(45,290)
Total Property, Plant and Equipment, Net	33,077	32,297
Deferred Income Taxes	38	42
Other Assets	1,753	1,583
Total Assets	$44,796	$43,857
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,389	$2,437
Accrued Taxes Payable	786	466
Dividends Payable	523	526
Current Portion of Long-Term Debt	34	34
Current Portion of Operating Lease Liabilities	318	325
Other	223	286
Total	4,273	4,074

Long-Term Debt	3,757	3,765
Other Liabilities	2,533	2,526
Deferred Income Taxes	5,597	5,402
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 588,748,473 Shares Issued at both March 31, 2024 and December 31, 2023	206	206
Additional Paid in Capital	6,188	6,166
Accumulated Other Comprehensive Loss	(8)	(9)
Retained Earnings	23,897	22,634
Common Stock Held in Treasury, 14,122,400 Shares at March 31, 2024 and 7,888,105 Shares at December 31, 2023	(1,647)	(907)
Total Stockholders' Equity	28,636	28,090
Total Liabilities and Stockholders' Equity	$44,796	$43,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2023	$206	$6,166	$(9)	$22,634	$(907)	$28,090
Net Income	—	—	—	1,789	—	1,789
Common Stock Dividends Declared, $0.91 Per Share	—	—	—	(526)	—	(526)
Other Comprehensive Income	—	—	1	—	—	1
Restricted Stock and Restricted Stock Units, Net	—	(11)	—	—	11	—
Stock-Based Compensation Expenses	—	45	—	—	—	45
Treasury Stock Repurchased	—	—	—	—	(756)	(756)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(12)	—	—	5	(7)
Balance at March 31, 2024	$206	$6,188	$(8)	$23,897	$(1,647)	$28,636

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2022	$206	$6,187	$(8)	$18,472	$(78)	$24,779
Net Income	—	—	—	2,023	—	2,023
Common Stock Dividends Declared, $1.825 Per Share	—	—	—	(1,072)	—	(1,072)
Restricted Stock and Restricted Stock Units, Net	—	1	—	—	(1)	—
Stock-Based Compensation Expenses	—	34	—	—	—	34
Treasury Stock Repurchased	—	—	—	—	(310)	(310)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(3)	—	—	(4)	(7)
Balance at March 31, 2023	$206	$6,219	$(8)	$19,423	$(393)	$25,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,789	$2,023
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,074	798
Impairments	19	34
Stock-Based Compensation Expenses	45	34
Deferred Income Taxes	199	234
Gains on Asset Dispositions, Net	(26)	(69)
Other, Net	9	4
Dry Hole Costs	1	1
Mark-to-Market Financial Commodity and Other Derivative Contracts
Gains, Net	(237)	(376)
Net Cash Received from (Payments for) Settlements of Financial Commodity Derivative Contracts	55	(123)
Other, Net	—	(1)
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	58	338
Inventories	117	(77)
Accounts Payable	(58)	(77)
Accrued Taxes Payable	319	232
Other Assets	(161)	52
Other Liabilities	(71)	193
Changes in Components of Working Capital Associated with Investing Activities	(229)	35
Net Cash Provided by Operating Activities	2,903	3,255
Investing Cash Flows
Additions to Oil and Gas Properties	(1,485)	(1,305)
Additions to Other Property, Plant and Equipment	(350)	(319)
Proceeds from Sales of Assets	9	92
Changes in Components of Working Capital Associated with Investing Activities	229	(35)
Net Cash Used in Investing Activities	(1,597)	(1,567)
Financing Cash Flows
Long-Term Debt Repayments	—	(1,250)
Dividends Paid	(525)	(1,067)
Treasury Stock Purchased	(759)	(317)
Repayment of Finance Lease Liabilities	(8)	(8)
Net Cash Used in Financing Activities	(1,292)	(2,642)
Effect of Exchange Rate Changes on Cash	—	—
Increase (Decrease) in Cash and Cash Equivalents	14	(954)
Cash and Cash Equivalents at Beginning of Period	5,278	5,972
Cash and Cash Equivalents at End of Period	$5,292	$5,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The condensed consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (EOG's 2023 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

Change in Presentation. Effective January 1, 2024, EOG combined Transportation Costs and Gathering and Processing Costs into one line item titled Gathering, Processing and Transportation Costs within the Condensed Consolidated Statements of Income and Comprehensive Income. This presentation has been conformed for all periods presented and had no impact on previously reported Net Income.

Recently Issued Accounting Standards. In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules will require public entities to provide certain climate-related information in their annual reports and registration statements. The rules will be effective for large accelerated filers commencing with the fiscal period beginning January 1, 2025. In April 2024, the SEC voluntarily issued an administrative stay of the implementation of the rules, pending judicial review. EOG is evaluating the impact of the final rules on its consolidated financial statements and disclosures.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2023 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Lease and Well	$13	$12
Gathering, Processing and Transportation Costs	2	1
Exploration Costs	6	5
General and Administrative	24	16
Total	$45	$34

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At March 31, 2024, approximately 15 million common shares remained available for grant under the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan). EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and of stock-settled stock appreciation rights (SARs) grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $4 million and $6 million during the three months ended March 31, 2024 and 2023, respectively.

EOG did not grant any stock options or SARs during the three-month periods ended March 31, 2024 and 2023. Weighted average fair values and valuation assumptions used to value ESPP grants during the three-month periods ended March 31, 2024 and 2023 are as follows:

	ESPP
	Three Months Ended March 31,
	2024	2023
Weighted Average Fair Value of Grants	$26.10	$32.31
Expected Volatility	27.58%	42.97%
Risk-Free Interest Rate	5.11%	4.66%
Dividend Yield	2.91%	2.47%
Expected Life	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of ESPP grants.

The following table sets forth stock option and SAR transactions for the three-month periods ended March 31, 2024 and 2023 (stock options and SARs in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	2,843	$79.22	4,225	$77.49
Exercised (1)	(208)	59.16	(175)	77.08
Forfeited	(16)	79.54	(31)	79.83
Outstanding at March 31 (2)	2,619	$80.80	4,019	$77.49
Vested or Expected to Vest (3)	2,574	$80.79	3,875	$77.86
Exercisable at March 31 (4)	2,074	$80.54	2,294	$84.89

(1)The total intrinsic value of stock options/SARs exercised during the three months ended March 31, 2024 and 2023 was $13 million and $8 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at March 31, 2024 and 2023 was $123 million and $155 million, respectively. At March 31, 2024 and 2023, the weighted average remaining contractual life was 3.1 years and 3.9 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at March 31, 2024 and 2023 was $121 million and $149 million, respectively. At March 31, 2024 and 2023, the weighted average remaining contractual life was 3.0 years and 3.8 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at March 31, 2024 and 2023 was $98 million and $74 million, respectively. At March 31, 2024 and 2023, the weighted average remaining contractual life was 2.7 years and 2.9 years, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At March 31, 2024, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $11 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 0.5 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $37 million and $25 million for the three months ended March 31, 2024 and 2023, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2024 and 2023 (shares and units in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,364	$111.24	4,113	$80.77
Granted	60	116.42	36	122.34
Released (1)	(91)	96.26	(38)	55.23
Forfeited	(78)	113.86	(42)	84.23
Outstanding at March 31 (2)	4,255	$111.58	4,069	$81.33

(1)The total intrinsic value of restricted stock and restricted stock units released during the three months ended March 31, 2024 and 2023, was $11 million and $4 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2024 and 2023, was $544 million and $466 million, respectively.

At March 31, 2024, unrecognized compensation expense related to restricted stock and restricted stock units totaled $320 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

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

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $4 million and $3 million for the three months ended March 31, 2024 and 2023, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the three-month periods ended March 31, 2024 and 2023 (units in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	630		$95.49	688	$83.82
Granted	6		125.28	—	—
Released (1)	(45)		43.33	(86)	79.98
Forfeited for Performance Multiple (2)	(135)		43.33	(86)	79.98
Outstanding at March 31 (3)	456	(4)	$116.45	516	$85.10

(1)The total intrinsic value of Performance Units released was $5 million and $10 million for the three months ended March 31, 2024 and 2023, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(2)Upon completion of the Performance Period for the Performance Units granted in 2020 and 2019, a performance multiple of 25% and 50% was applied to each of the grants resulting in a forfeiture of Performance Units in February 2024 and February 2023, respectively.
(3)The total intrinsic value of Performance Units outstanding at March 31, 2024 and 2023, was approximately $58 million and $59 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 913 Performance Units could be outstanding.

At March 31, 2024, unrecognized compensation expense related to Performance Units totaled $14 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2024 and 2023 (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,789	$2,023
Denominator for Basic Earnings Per Share -
Weighted Average Shares	575	584
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	1
Restricted Stock/Units and Performance Units	1	2
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	577	587
Net Income Per Share
Basic	$3.11	$3.46
Diluted	$3.10	$3.45

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero and 1 million for the three-month periods ended March 31, 2024 and 2023, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Interest (1)	$14	$33
Income Taxes, Net of Refunds Received	$2	$1

(1)Net of capitalized interest of $10 million and $8 million for the three months ended March 31, 2024 and 2023, respectively.

EOG's accrued capital expenditures and amounts recorded within accounts payable at March 31, 2024 and 2023 were $735 million and $751 million, respectively.

Non-cash investing activities for the three months ended March 31, 2024 and 2023, included additions of $51 million and $33 million, respectively, to EOG's oil and gas properties as a result of property exchanges.

Operating activities for the three months ended March 31, 2023, included net cash received of $324 million related to the change in collateral posted for financial commodity derivative contracts. EOG had no collateral posted or held during the three months ended March 31, 2024. For related discussion, see Note 12. This amount is reflected in Other Liabilities within the Changes in Components of Working Capital and Other Assets and Liabilities line item on the Condensed Consolidated Statements of Cash Flows.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month periods ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Operating Revenues and Other
United States	$6,060	$5,941
Trinidad	63	103
Other International (1)	—	—
Total	$6,123	$6,044
Operating Income (Loss)
United States	$2,264	$2,512
Trinidad	16	66
Other International (1)	(9)	(6)
Total	2,271	2,572
Reconciling Items
Other Income, Net	62	65
Interest Expense, Net	(33)	(42)
Income Before Income Taxes	$2,300	$2,595

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG is continuing the process of exiting its Canada operations. EOG began an exploration program in Australia in the third quarter of 2021.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at March 31, 2024 and December 31, 2023 (in millions):

	At March 31, 2024	At December 31, 2023
Total Assets
United States	$43,573	$42,674
Trinidad	1,091	1,063
Other International (1)	132	120
Total	$44,796	$43,857

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG is continuing the process of exiting its Canada operations. EOG began an exploration program in Australia in the third quarter of 2021.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Carrying Amount at January 1	$1,506	$1,328
Liabilities Incurred	13	6
Liabilities Settled (1)	(16)	(30)
Accretion	16	13
Revisions	—	1
Foreign Currency Translations	(2)	—
Carrying Amount at March 31	$1,517	$1,318

Current Portion	$37	$39
Noncurrent Portion	$1,480	$1,279

(1)Includes settlements related to asset sales and property exchanges.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the three-month period ended March 31, 2024, are presented below (in millions):

Three Months Ended March 31, 2024
Balance at January 1	$76
Additions Pending the Determination of Proved Reserves	26
Reclassifications to Proved Properties	(53)
Costs Charged to Expense (1)	(1)
Balance at March 31	$48

(1)    Includes capitalized exploratory well costs charged to dry hole costs.

At March 31, 2024, EOG had one exploratory well capitalized for a period of greater than one year.

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

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $15 million and $14 million for the three months ended March 31, 2024 and 2023, respectively. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at March 31, 2024 and December 31, 2023, and did not utilize any commercial paper borrowings during the three months ended March 31, 2024 and 2023.

EOG currently has a $1.9 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 7, 2028, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $1.9 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either the Secured Overnight Financing Rate (SOFR) plus 0.1% plus an applicable margin or the base rate (as defined in the Agreement) plus an applicable margin. The applicable margin used in connection with interest rates and fees will be based on EOG's credit rating for its senior unsecured long-term debt at the applicable time. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater that 65%. At March 31, 2024, EOG was in compliance with this financial covenant. At March 31, 2024, and December 31, 2023, there were no borrowings or letters of credit outstanding under the Agreement. The SOFR and base rate (inclusive of the applicable margins), had there been any amounts borrowed under the Agreement at March 31, 2024, would have been 6.33% and 8.50%, respectively.

Common Stock. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three months ended March 31, 2024, EOG repurchased 6.4 million shares of common stock for approximately $750 million (inclusive of transaction fees and commissions) pursuant to the November 2021 Authorization. As of March 31, 2024, approximately $3.3 billion remained available for repurchases under the November 2021 Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024, is $6 million of estimated federal excise taxes.

On February 22, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share paid on April 30, 2024, to stockholders of record as of April 16, 2024.

On May 2, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share to be paid on July 31, 2024, to stockholders of record as of July 17, 2024.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2023 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2024 and December 31, 2023 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2024
Financial Assets:
Natural Gas Swaps	$—	$109	$—	$109
Natural Gas Basis Swaps	—	2	—	2
Brent Crude Oil (Brent) Linked Gas Sales Contract	—	—	144	144
Financial Liabilities:
Natural Gas Swaps	—	71	—	71

At December 31, 2023
Financial Assets:
Natural Gas Swaps	$—	$105	$—	$105
Natural Gas Basis Swaps	—	2	—	2
Financial Liabilities:
Natural Gas Swaps	—	104	—	104

See Note 12 for the balance sheet amounts and classification of EOG's financial commodity and other derivative instruments at March 31, 2024 and December 31, 2023.

The estimated fair value of financial commodity and other derivative contracts was based upon forward commodity price curves based on quoted market prices. For the Brent Linked Gas Contract, the estimated fair value was based on EOG's estimate of (and assumptions regarding) significant Level 3 inputs, including future crude oil and natural gas prices. These Level 3 inputs are immaterial to the financial statements. Financial commodity and other derivative contracts were valued utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

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

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the group. If the expected undiscounted future cash flows, based on EOG's estimate of (and assumptions regarding) significant Level 3 inputs, including future crude oil, natural gas liquids (NGLs) and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in the Financial Accounting Standards Board's Fair Value Measurement Topic of the Accounting Standards Codification (ASC). In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 4.

Fair Value Disclosures. EOG's financial instruments, other than financial commodity and other derivative contracts, consist of cash and cash equivalents, accounts receivable, accounts payable and current and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

At both March 31, 2024 and December 31, 2023, EOG had outstanding $3,640 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $3,520 million and $3,574 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

Natural Gas Sales Linked to Brent Crude Oil. In February 2024, EOG entered into a 10-year agreement, commencing in 2027, to sell 180,000 million British Thermal Units per day (MMBtud) of its domestic natural gas production, with 140,000 MMBtud to be sold at a price indexed to Brent and the remaining volumes to be sold at a price indexed to Brent or a U.S. Gulf Coast gas index. It was determined that this agreement meets the definition of a derivative under the Derivatives and Hedging Topic of the ASC and does not qualify for the normal purchases and normal sales scope exception. As such, this agreement is accounted for as a derivative using the mark-to-market accounting method. Changes in the fair value are recognized as gains or losses in the period of change on the Condensed Consolidated Statements of Income and Comprehensive Income.

12.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2023 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity and other derivative contracts as accounting hedges and, accordingly, accounts for financial commodity and other derivative contracts using the mark-to-market accounting method.

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the three-month period ended March 31, 2024 (closed) and outstanding as of March 31, 2024. Natural gas volumes are presented in MMBtud and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - April 2024 (closed)	New York Mercantile Exchange (NYMEX) Henry Hub	725	$3.07
May - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - March 2024 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
April - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity and Other Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity and other derivative instruments at March 31, 2024 and December 31, 2023. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2024	December 31, 2023
Asset Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$110	$106
Brent Linked Gas Sales Contract -
Noncurrent Portion	Other Assets (2)	144	—
Liability Derivatives
Crude oil, NGLs and natural gas derivative contracts -
Noncurrent portion	Other Liabilities (3)	$70	$103

(1)    The current portion of Assets from Price Risk Management Activities consists of gross assets of $110 million and $106 million at March 31, 2024 and December 31, 2023, respectively.
(2)    The noncurrent portion of Assets from Price Risk Management Activities consists of gross assets of $144 million at March 31, 2024.
(3)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $71 million, partially offset by gross assets of $1 million at March 31, 2024. The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $104 million, partially offset by gross assets of $1 million at December 31, 2023.

Credit Risk. Notional contract amounts are used to express the magnitude of a derivative. The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 11). EOG evaluates its exposures to significant counterparties on an ongoing basis, including those arising from physical and financial transactions. In some instances, EOG renegotiates payment terms and/or requires collateral, parent guarantees or letters of credit to minimize credit risk.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

All of EOG's financial commodity derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at both March 31, 2024 and December 31, 2023. EOG had no collateral posted and no collateral held at March 31, 2024 or December 31, 2023. EOG had no collateral posted and no collateral held at May 2, 2024.

13.  Acquisitions and Divestitures

During the three months ended March 31, 2024, EOG paid cash of $132 million, primarily to acquire a gathering system in South Texas. Additionally, during the three months ended March 31, 2024, EOG recognized net gains on asset dispositions of $26 million and received proceeds of $9 million, primarily due to a lease exchange in the Delaware Basin and the sale of certain other assets.

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

For the first three months of 2024, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $76.97 per barrel and $2.24 per million British thermal units (MMBtu), respectively, representing an increase of 1% and a decrease of 35%, respectively, from the average NYMEX prices for the same period in 2023. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Inflation Considerations. As is further discussed in EOG's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (EOG's 2023 Annual Report), EOG has, beginning in the second quarter of 2023, seen the inflationary pressures on its operating costs and capital expenditures (i.e., costs of fuel, steel, labor and drilling and completion services) diminish and, in certain circumstances, EOG has seen a decline in prices.

Despite such declining prices, EOG plans to continue its focus on increasing its drilling, completion and operating efficiencies and improving the performance of its wells. Such focus and the related initiatives EOG has undertaken, together with the flexibility provided by its multi-basin drilling portfolio, allowed EOG to largely offset the inflationary pressures it experienced beginning in the second half of 2021 and through the first three months of 2023.

However, there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on EOG's operating costs and capital expenditures. Further, EOG expects the market for drilling and completion services and related labor and materials will continue to fluctuate and, as a result, there can be no assurance regarding the timing and impact of any future price changes on EOG's operating costs and capital expenditures and, in turn, on EOG's cash flows, results of operations, liquidity, capital resources, cash requirements or financial position or its ability to conduct its day-to-day drilling, completion and production operations.

Climate Change. For discussion of climate change matters and related regulatory matters, including potential developments related to climate change and the potential impacts and risks of such developments on EOG, see ITEM 1A. Risk Factors and the related discussion in ITEM 1. Business - Regulation of EOG's 2023 Annual Report. EOG will continue to monitor and assess any climate change-related developments, including the SEC's climate-related disclosure rules issued in March 2024, that could impact EOG and the oil and gas industry, to determine the impact on its business and operations, and take appropriate actions where necessary.

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

During the first three months of 2024, EOG continued to (i) focus on improving well performance and operating efficiencies, (ii) evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and (iii) look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 72% and 73% of EOG's United States production during the first three months of 2024 and 2023, respectively. During the first three months of 2024, EOG's drilling and completion activities occurred primarily in the Delaware Basin play and the Eagle Ford play. EOG's major producing areas in the United States are in New Mexico and Texas.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields in the South East Coast Consortium (SECC) Block, Modified U(a) Block, Block 4(a), the Banyan Field and the Sercan Area have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited, and crude oil and condensate which is sold to Heritage Petroleum Company Limited.

In the first three months of 2024, EOG completed one net developmental well and one net exploratory well from the recently installed Osprey B platform in the Modified U(a) Block and began drilling an exploratory well in the SECC Block. Additionally in 2024, EOG expects to drill two additional exploratory wells; one in the SECC Block and one in the deep Teak, Samaan and Poui Area; and complete construction and installation of the platform in the Mento Area.

Other International. In November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. In the first three months of 2024, EOG continued to prepare for the drilling of an exploration well subject to regulatory approvals and equipment availability.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploration opportunities in countries where crude oil and natural gas reserves have been identified.

2024 Capital and Operating Plan. Total 2024 capital expenditures are estimated to range from approximately $6.0 billion to $6.4 billion, including facilities and gathering, processing, transportation and other expenditures, and excluding acquisitions, non-cash transactions and exploration costs. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its plays where it generates the highest rates of return - specifically, in the Delaware Basin, Eagle Ford, Rocky Mountain area and Utica. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to focus on improving operating efficiencies; see the above related discussion. Full-year 2024 total crude oil, NGLs and natural gas production is expected to increase modestly versus 2023. In addition, EOG plans to continue to spend a portion of its anticipated 2024 capital expenditures on leasing acreage, evaluating new prospects, transportation infrastructure and environmental projects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 12% at both March 31, 2024 and December 31, 2023. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At March 31, 2024, EOG maintained a strong financial and liquidity position, including $5.3 billion of cash and cash equivalents on hand and $1.9 billion of availability under its senior unsecured revolving credit facility.

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings.

Cash Return Framework. In November 2023, EOG announced an increase in its cash return commitment - specifically, a commitment, effective beginning with fiscal year 2024, to return a minimum of 70% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of quarterly dividends, special dividends and share repurchases.

For discussion regarding our payment of dividends and share repurchases, see ITEM 1A, Risk Factors and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in EOG's 2023 Annual Report and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q.

Dividend Declarations. On February 22, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share paid on April 30, 2024, to stockholders of record as of April 16, 2024.

On May 2, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share to be paid on July 31, 2024, to stockholders of record as of July 17, 2024.

Share Repurchases. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three months ended March 31, 2024, EOG repurchased 6.4 million shares of common stock for approximately $750 million (inclusive of transaction fees and commissions) pursuant to the November 2021 Authorization. As of March 31, 2024, approximately $3.3 billion remained available for repurchases under the November 2021 Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024, is $6 million of estimated federal excise taxes.

Results of Operations

The following review of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Operating Revenues. During the first quarter of 2024, operating revenues increased $79 million, or 1%, to $6,123 million from $6,044 million for the same period of 2023. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the first quarter of 2024 increased $186 million, or 4%, to $4,375 million from $4,189 million for the same period of 2023. EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $237 million for the first quarter of 2024 compared to net gains of $376 million for the same period of 2023. Gathering, processing and marketing revenues for the first quarter of 2024 increased $69 million, or 5%, to $1,459 million from $1,390 million for the same period of 2023. Net gains on asset dispositions were $26 million for the first quarter of 2024 compared to net gains of $69 million for the same period of 2023.

Wellhead volume and price statistics for the three-month periods ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Crude Oil and Condensate Volumes (MBbld) (1)
United States	486.8	457.1
Trinidad	0.6	0.6
Total	487.4	457.7
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$78.46	$77.27
Trinidad	67.50	68.98
Composite	78.45	77.26
Natural Gas Liquids Volumes (MBbld) (1)
United States	231.7	212.2
Total	231.7	212.2
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$24.32	$25.67
Natural Gas Volumes (MMcfd) (1)
United States	1,658	1,475
Trinidad	200	164
Total	1,858	1,639
Average Natural Gas Prices ($/Mcf) (2)
United States	$2.10	$3.47
Trinidad	3.54	3.87
Composite	2.26	3.51
Crude Oil Equivalent Volumes (MBoed) (3)
United States	994.7	915.0
Trinidad	34.1	28.0
Total	1,028.8	943.0

Total MMBoe (3)	93.6	84.9

(1)Thousand barrels per day or million cubic feet per day, as applicable.
(2)Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity and other derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).
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

Wellhead crude oil and condensate revenues for the first quarter of 2024 increased $298 million, or 9%, to $3,480 million from $3,182 million for the same period of 2023. The increase was due to an increase of 29.7 MBbld, or 6%, in wellhead crude oil and condensate production ($245 million) and a higher composite average price ($53 million). Increased production was primarily from the Permian Basin. EOG's composite wellhead crude oil and condensate price for the first quarter of 2024 increased 2% to $78.45 per barrel compared to $77.26 per barrel for the same period of 2023.

NGL revenues for the first quarter of 2024 increased $23 million, or 5%, to $513 million from $490 million for the same period of 2023 due to an increase of 19.5 MBbld, or 9%, in NGL deliveries ($51 million), partially offset by a lower composite average price ($28 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the first quarter of 2024 decreased 5% to $24.32 per barrel compared to $25.67 per barrel for the same period of 2023.

Wellhead natural gas revenues for the first quarter of 2024 decreased $135 million, or 26%, to $382 million from $517 million for the same period of 2023. The decrease was due to a lower composite average price ($208 million), partially offset by an increase in natural gas deliveries ($73 million). Natural gas deliveries for the first quarter of 2024 increased 219 MMcfd, or 13%, compared to the same period of 2023 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in Trinidad, the Dorado gas play and the Rocky Mountain area. EOG's composite wellhead natural gas price for the first quarter of 2024 decreased 36% to $2.26 per Mcf compared to $3.51 per Mcf for the same period of 2023.

During the first quarter of 2024, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $237 million compared to net gains of $376 million for the same period of 2023. The net gains of $237 million included gains of $144 million related to the Brent Crude Oil (Brent) linked gas sales contract. During the first quarter of 2024, net cash received from settlements of financial commodity derivative contracts was $55 million compared to net cash paid for settlements of financial commodity derivative contracts of $123 million for the same period of 2023.

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

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2024 increased $26 million as compared to the same period of 2023 primarily due to higher margins on crude oil marketing activities, partially offset by lower margins on natural gas marketing activities.

Operating and Other Expenses.  For the first quarter of 2024, operating expenses of $3,852 million were $380 million higher than the $3,472 million incurred during the first quarter of 2023.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Lease and Well	$4.23	$4.23
Gathering, Processing and Transportation Costs	4.41	4.65
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	10.95	8.95
Other Property, Plant and Equipment	0.52	0.45
General and Administrative (G&A)	1.73	1.71
Interest Expense, Net	0.35	0.49
Total (1)	$22.19	$20.48

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well; gathering, processing and transportation costs; DD&A; G&A and interest expense, net for the three months ended March 31, 2024, compared to the same period of 2023, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $396 million for the first quarter of 2024 increased $37 million from $359 million for the same prior year period primarily due to increased operating and maintenance costs ($24 million) and increased workover expenditures ($11 million), all in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting from increased production.

Gathering, processing and transportation (GPT) costs represent costs to process and deliver hydrocarbon products from the lease to a downstream point of sale. GPT costs include operating and maintenance expenses from EOG-owned assets, fees paid to third party operators and administrative expenses associated with operating EOG's GPT assets. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

GPT costs of $413 million for the first quarter of 2024 increased $18 million from $395 million for the same prior year period primarily due to increased GPT costs related to increased production in the Permian Basin.

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

DD&A expenses for the first quarter of 2024 increased $276 million to $1,074 million from $798 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2024 were $265 million higher than the same prior year period. The increase primarily reflects the recording of an adjustment to DD&A ($117 million) primarily related to natural gas production used by EOG's domestic gathering systems. In addition, increased production ($77 million) and unit rates ($68 million), primarily in the United States, also contributed to the variance. Unit rates in the United States increased primarily due to reserves additions at higher costs per Boe. DD&A expenses associated with other property, plant and equipment for the first quarter of 2024 were $11 million higher than the same prior year period primarily due to an increase in costs related to GPT assets and equipment.

G&A expenses of $162 million for the first quarter of 2024 increased $17 million from $145 million for the same prior year period primarily due to increased employee-related costs.

Interest expense, net of $33 million for the first quarter of 2024 decreased $9 million compared to the same prior year period primarily due to the repayment in March 2023 of the $1,250 million aggregate principal amount of 2.625% Senior Notes due 2023.

Exploration costs of $45 million for the first quarter of 2024 decreased $5 million from $50 million for the same prior year period due primarily to decreased geological and geophysical expenditures ($14 million), partially offset by increased delay rentals ($3 million) and increased administrative expenses ($3 million), all in the United States.

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

The following table represents impairments for the first quarter of 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Proved properties	$2	$2
Unproved properties	17	32
Total	$19	$34

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the first quarter of 2024 increased $9 million to $338 million (7.7% of wellhead revenues) from $329 million (7.8% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($11 million), partially offset by decreased ad valorem/property taxes ($3 million), all in the United States.

EOG recognized an income tax provision of $511 million for the first quarter of 2024 compared to an income tax provision of $572 million for the first quarter of 2023 primarily due to decreased pretax income.  The net effective tax rate for the first quarter of 2024 was unchanged from the prior year rate of 22%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the three months ended March 31, 2024, were funds generated from operations and, to a lesser extent, net cash received from settlements of financial commodity derivative contracts. The primary uses of cash were exploration and development expenditures; funds used in operations; purchases of treasury stock; dividend payments to stockholders; and other property, plant and equipment expenditures. During the first three months of 2024, EOG's cash balance increased $14 million to $5,292 million from $5,278 million at December 31, 2023.

Net cash provided by operating activities of $2,903 million for the first three months of 2024 decreased $352 million compared to the same period of 2023 primarily due to an increase in net cash used in working capital and other assets and liabilities ($477 million) and the return of cash collateral posted for financial commodity derivative contracts in the first three months of 2023 ($324 million), partially offset by an increase in wellhead revenues ($186 million) and an increase in net cash received from settlements of financial commodity derivative contracts ($178 million).

Net cash used in investing activities of $1,597 million for the first three months of 2024 increased $30 million compared to the same period of 2023 due to an increase in additions to oil and gas properties ($180 million), an increase in additions to other property, plant and equipment ($31 million) and a decrease in proceeds from the sale of assets ($83 million), partially offset by a decrease in cash used in working capital associated with investing activities ($264 million).

Net cash used in financing activities of $1,292 million for the first three months of 2024 included purchases of treasury stock ($759 million) and cash dividend payments ($525 million). Net cash used in financing activities of $2,642 million for the first three months of 2023 included repayments of long-term debt ($1,250 million), cash dividend payments ($1,067 million), purchases of treasury stock ($317 million) and repayment of finance lease liabilities ($8 million).

Total Expenditures. For the full-year 2024, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $6.0 billion to $6.4 billion, excluding acquisitions, non-cash transactions and exploration costs. The table below sets out components of total expenditures for the three-month periods ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Expenditure Category
Capital
Exploration and Development Drilling	$1,262	$1,181
Facilities	157	96
Leasehold Acquisitions (1)	85	48
Property Acquisitions (2)	21	4
Capitalized Interest	10	8
Subtotal	1,535	1,337
Exploration Costs	45	50
Dry Hole Costs	1	1
Exploration and Development Expenditures	1,581	1,388
Asset Retirement Costs	21	10
Total Exploration and Development Expenditures	1,602	1,398
Other Property, Plant and Equipment (3)	350	319
Total Expenditures	$1,952	$1,717

(1)    Leasehold acquisitions included $31 million for each of the three-month periods ended March 31, 2024 and 2023, related to non-cash property exchanges.
(2)    Property acquisitions included $20 million and $2 million for the three-month periods ended March 31, 2024 and 2023, respectively, related to non-cash property exchanges.
(3)    Other Property, Plant and Equipment included $131 million related to the acquisition of a gathering system in South Texas and $133 million related to the acquisition of a gathering and processing system in the Powder River Basin for the three-month periods ended March 31, 2024 and 2023, respectively.

Exploration and development expenditures of $1,581 million for the first three months of 2024 were $193 million higher than the same period of 2023 primarily due to increased facilities expenditures ($61 million), increased exploration and development drilling expenditures in the United States ($52 million), increased leasehold acquisitions ($37 million), increased exploration and development drilling expenditures in Trinidad ($29 million) and increased property acquisitions ($17 million). Exploration and development expenditures for the first three months of 2024 of $1,581 million consisted of $1,356 million in development drilling and facilities, $194 million in exploration, $21 million in property acquisitions and $10 million in capitalized interest. Exploration and development expenditures for the first three months of 2023 of $1,388 million consisted of $1,254 million in development drilling and facilities, $122 million in exploration, $8 million in capitalized interest and $4 million in property acquisitions.

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

Financial Commodity and Other Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2023 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity and other derivative contracts as accounting hedges and, accordingly, accounts for financial commodity and other derivative contracts using the mark-to-market accounting method, including the Brent linked gas sales contract. Under this accounting method, changes in the fair value of outstanding financial and other derivative instruments are recognized as gains or losses in the period of change and are recorded as Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's financial commodity and other derivative contracts was reflected on the Condensed Consolidated Balance Sheets at March 31, 2024, as a net asset of $184 million.

As discussed in "Operating Revenues," the net cash received from settlements of financial commodity derivative contracts during the first quarter of 2024 was $55 million.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2024 to April 26, 2024 (closed) and outstanding as of April 26, 2024. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - May 2024 (closed)	NYMEX Henry Hub	725	$3.07
June - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - April 2024 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
May - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at May 2, 2024. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX Henry Hub prices.

Natural Gas Sales Linked to Brent Crude Oil. In February 2024, EOG entered into a 10-year agreement, commencing in 2027, to sell 180,000 MMBtud of its domestic natural gas production, with 140,000 MMBtud to be sold at a price indexed to Brent and the remaining volumes to be sold at a price indexed to Brent or a U.S. Gulf Coast gas index. It was determined that this agreement meets the definition of a derivative under the Derivatives and Hedging Topic of the ASC and does not qualify for the normal purchases and normal sales scope exception. As such, this agreement is accounted for as a derivative using the mark-to-market accounting method. Changes in the fair value are recognized as gains or losses in the period of change on the Condensed Consolidated Statements of Income and Comprehensive Income.

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
•acts of war and terrorism and responses to these acts; and
•the other factors described under ITEM 1A, Risk Factors of EOG's Annual Report on Form 10-K for the year ended December 31, 2023, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Financial Commodity Derivative Transactions," "Financing" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" included in EOG's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (EOG's 2023 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements included in EOG's 2023 Annual Report. For updated information regarding EOG's financial commodity and other derivative contracts and physical commodity contracts, see (i) Note 12, "Risk Management Activities" to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financial Commodity and Other Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter ended March 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)

January 1, 2024 - January 31, 2024	892,971	$112.19	$99,115,064	$3,929,752,660
February 1, 2024 - February 29, 2024	1,375,357	113.58	153,137,935	$3,776,614,725
March 1, 2024 - March 31, 2024	4,177,716	120.35	497,762,098	$3,278,852,627
Total	6,446,044	117.77	750,015,097

(1)Includes 6,369,617 shares repurchased during the quarter ended March 31, 2024, at an average price of $117.75 per share (inclusive of commissions and transaction fees), pursuant to the November 2021 Authorization (as defined and further discussed below); such repurchases count against the November 2021 Authorization. The share repurchases effected during the period January 1, 2024 through February 23, 2024, were made pursuant to a Rule 10b5-1 trading plan entered into by EOG on December 26, 2023.
Also includes 76,427 total shares that were withheld by or returned to EOG during the quarter ended March 31, 2024, at an average price of $119.67 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options (such shares do not count against the November 2021 Authorization).
(2)In November 2021, EOG's Board of Directors (Board) established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). As of March 31, 2024, (i) EOG has repurchased an aggregate 15,018,535 shares at a total cost of $1,721,147,373 (inclusive of commissions and transaction fees) under the November 2021 Authorization and (ii) an additional $3,278,852,627 of shares may be repurchased under the November 2021 Authorization.
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

ITEM 5.    OTHER INFORMATION

Trading Plans/Arrangements. During the quarter ended March 31, 2024, no director or Section 16 officer of EOG adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable solely to grant made to Ann D. Janssen effective January 2, 2024) (incorporated by reference to Exhibit 10.2(o) to EOG's Annual Report on Form 10-K for the year ended December 31, 2023) (SEC File No. 001-09743).

Exhibit No.		Description

10.2	-
Change of Control Agreement by and between EOG and Ann D. Janssen, effective as of February 2, 2024 (incorporated by reference to Exhibit 10.10 to EOG's Annual Report on Form 10-K for the year ended December 31, 2023) (SEC File No. 001-09743).

10.3	-
EOG Resources, Inc. Second Amended and Restated Annual Bonus Plan (effective as of January 1, 2024) (incorporated by reference to Exhibit 10.12(c) to EOG's Annual Report on Form 10-K for the year ended December 31, 2023) (SEC File No. 001-09743).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets - March 31, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months Ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 2, 2024	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)