Form 10-Q
period 2024-06-30
EOG RESOURCES INC
filed 2024-08-01
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	568,599,571	(as of July 25, 2024)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues and Other
Crude Oil and Condensate	$3,692	$3,252	$7,172	$6,434
Natural Gas Liquids	515	409	1,028	899
Natural Gas	303	334	685	851
Gains (Losses) on Mark-to-Market Financial Commodity and Other Derivative Contracts	(47)	101	190	477
Gathering, Processing and Marketing	1,519	1,465	2,978	2,855
Gains (Losses) on Asset Dispositions, Net	20	(9)	46	60
Other, Net	23	21	49	41
Total	6,025	5,573	12,148	11,617
Operating Expenses
Lease and Well	390	348	786	707
Gathering, Processing and Transportation Costs	423	396	836	791
Exploration Costs	34	47	79	97
Dry Hole Costs	5	—	6	1
Impairments	81	35	100	69
Marketing Costs	1,490	1,456	2,894	2,817
Depreciation, Depletion and Amortization	984	866	2,058	1,664
General and Administrative	151	142	313	287
Taxes Other Than Income	337	313	675	642
Total	3,895	3,603	7,747	7,075
Operating Income	2,130	1,970	4,401	4,542
Other Income, Net	66	51	128	116
Income Before Interest Expense and Income Taxes	2,196	2,021	4,529	4,658
Interest Expense, Net	36	35	69	77
Income Before Income Taxes	2,160	1,986	4,460	4,581
Income Tax Provision	470	433	981	1,005
Net Income	$1,690	$1,553	$3,479	$3,576
Net Income Per Share
Basic	$2.97	$2.68	$6.08	$6.14
Diluted	$2.95	$2.66	$6.05	$6.10
Average Number of Common Shares
Basic	569	580	572	582
Diluted	572	584	575	586
Comprehensive Income
Net Income	$1,690	$1,553	$3,479	$3,576
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	—	(1)	1	(1)
Other Comprehensive Income (Loss)	—	(1)	1	(1)
Comprehensive Income	$1,690	$1,552	$3,480	$3,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$5,431	$5,278
Accounts Receivable, Net	2,657	2,716
Inventories	1,069	1,275
Assets from Price Risk Management Activities	4	106
Income Taxes Receivable	2	—
Other	640	560
Total	9,803	9,935
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	74,615	72,090
Other Property, Plant and Equipment	6,078	5,497
Total Property, Plant and Equipment	80,693	77,587
Less: Accumulated Depreciation, Depletion and Amortization	(47,049)	(45,290)
Total Property, Plant and Equipment, Net	33,644	32,297
Deferred Income Taxes	44	42
Other Assets	1,733	1,583
Total Assets	$45,224	$43,857
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,436	$2,437
Accrued Taxes Payable	600	466
Dividends Payable	516	526
Liabilities from Price Risk Management Activities	8	—
Current Portion of Long-Term Debt	534	34
Current Portion of Operating Lease Liabilities	303	325
Other	231	286
Total	4,628	4,074

Long-Term Debt	3,250	3,765
Other Liabilities	2,456	2,526
Deferred Income Taxes	5,731	5,402
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 588,843,718 Shares Issued at June 30, 2024 and 588,748,473 Shares Issued at December 31, 2023	206	206
Additional Paid in Capital	6,219	6,166
Accumulated Other Comprehensive Loss	(8)	(9)
Retained Earnings	25,071	22,634
Common Stock Held in Treasury, 19,493,866 Shares at June 30, 2024 and 7,888,105 Shares at December 31, 2023	(2,329)	(907)
Total Stockholders' Equity	29,159	28,090
Total Liabilities and Stockholders' Equity	$45,224	$43,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2024	$206	$6,188	$(8)	$23,897	$(1,647)	$28,636
Net Income	—	—	—	1,690	—	1,690
Common Stock Dividends Declared, $0.91 Per Share	—	—	—	(516)	—	(516)
Other Comprehensive Income	—	—	—	—	—	—
Restricted Stock and Restricted Stock Units, Net	—	(5)	—	—	5	—
Stock-Based Compensation Expenses	—	45	—	—	—	45
Treasury Stock Repurchased	—	—	—	—	(697)	(697)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(9)	—	—	10	1
Balance at June 30, 2024	$206	$6,219	$(8)	$25,071	$(2,329)	$29,159

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2023	$206	$6,219	$(8)	$19,423	$(393)	$25,447
Net Income	—	—	—	1,553	—	1,553
Common Stock Dividends Declared, $0.825 Per Share	—	—	—	(479)	—	(479)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Restricted Stock and Restricted Stock Units, Net	—	(3)	—	—	3	—
Stock-Based Compensation Expenses	—	35	—	—	—	35
Treasury Stock Repurchased	—	—	—	—	(305)	(305)
Change in Treasury Stock - Stock Compensation Plans, Net	—	6	—	—	1	7
Balance at June 30, 2023	$206	$6,257	$(9)	$20,497	$(694)	$26,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2023	$206	$6,166	$(9)	$22,634	$(907)	$28,090
Net Income	—	—	—	3,479	—	3,479
Common Stock Dividends Declared, $1.82 Per Share	—	—	—	(1,042)	—	(1,042)
Other Comprehensive Income	—	—	1	—	—	1
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Restricted Stock and Restricted Stock Units, Net	—	(16)	—	—	16	—
Stock-Based Compensation Expenses	—	90	—	—	—	90
Treasury Stock Repurchased	—	—	—	—	(1,453)	(1,453)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(21)	—	—	15	(6)
Balance at June 30, 2024	$206	$6,219	$(8)	$25,071	$(2,329)	$29,159

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2022	$206	$6,187	$(8)	$18,472	$(78)	$24,779
Net Income	—	—	—	3,576	—	3,576
Common Stock Dividends Declared, $2.65 Per Share	—	—	—	(1,551)	—	(1,551)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Common Stock Issued Under Stock Plans	—	—	—	—	—	—
Restricted Stock and Restricted Stock Units, Net	—	(2)	—	—	2	—
Stock-Based Compensation Expenses	—	69	—	—	—	69
Treasury Stock Repurchased	—	—	—	—	(615)	(615)
Change in Treasury Stock - Stock Compensation Plans, Net	—	3	—	—	(3)	—
Balance at June 30, 2023	$206	$6,257	$(9)	$20,497	$(694)	$26,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$3,479	$3,576
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,058	1,664
Impairments	100	69
Stock-Based Compensation Expenses	90	69
Deferred Income Taxes	327	428
Gains on Asset Dispositions, Net	(46)	(60)
Other, Net	12	6
Dry Hole Costs	6	1
Mark-to-Market Financial Commodity and Other Derivative Contracts
Gains, Net	(190)	(477)
Net Cash Received from (Payments for) Settlements of Financial Commodity Derivative Contracts	134	(153)
Other, Net	—	(1)
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	91	475
Inventories	192	(303)
Accounts Payable	(29)	(308)
Accrued Taxes Payable	134	20
Other Assets	(119)	95
Other Liabilities	(91)	146
Changes in Components of Working Capital Associated with Investing Activities	(356)	285
Net Cash Provided by Operating Activities	5,792	5,532
Investing Cash Flows
Additions to Oil and Gas Properties	(2,842)	(2,646)
Additions to Other Property, Plant and Equipment	(663)	(499)
Proceeds from Sales of Assets	19	121
Changes in Components of Working Capital Associated with Investing Activities	356	(285)
Net Cash Used in Investing Activities	(3,130)	(3,309)
Financing Cash Flows
Long-Term Debt Repayments	—	(1,250)
Dividends Paid	(1,045)	(1,547)
Treasury Stock Purchased	(1,458)	(619)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	11	9
Debt Issuance Costs	—	(8)
Repayment of Finance Lease Liabilities	(17)	(16)
Net Cash Used in Financing Activities	(2,509)	(3,431)
Effect of Exchange Rate Changes on Cash	—	—
Increase (Decrease) in Cash and Cash Equivalents	153	(1,208)
Cash and Cash Equivalents at Beginning of Period	5,278	5,972
Cash and Cash Equivalents at End of Period	$5,431	$4,764

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

Change in Presentation. Effective January 1, 2024, EOG combined Transportation Costs and Gathering and Processing Costs into one line item titled Gathering, Processing and Transportation Costs within the Condensed Consolidated Statements of Income and Comprehensive Income. This presentation has been conformed for all periods presented and had no impact on previously reported Net Income.

Recently Issued Accounting Standards. In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules amending Regulation S-X will require public entities to provide certain climate-related information in their annual reports and registration statements. The rules will be effective for large accelerated filers commencing with the fiscal period beginning January 1, 2025. In April 2024, the SEC voluntarily issued an administrative stay of the implementation of the rules, pending judicial review. EOG is evaluating the impact of the final rules on its consolidated financial statements and disclosures.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2023 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease and Well	$15	$11	$28	$23
Gathering, Processing and Transportation Costs	1	1	3	2
Exploration Costs	6	5	12	10
General and Administrative	23	18	47	34
Total	$45	$35	$90	$69

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At June 30, 2024, approximately 15 million common shares remained available for grant under the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan). EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and of stock-settled stock appreciation rights (SARs) grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $5 million and $6 million during the three months ended June 30, 2024 and 2023, respectively, and $9 million and $12 million during the six months ended June 30, 2024 and 2023, respectively.

EOG did not grant any stock options or SARs during the six-month periods ended June 30, 2024 and 2023. Weighted average fair values and valuation assumptions used to value ESPP grants during the six-month periods ended June 30, 2024 and 2023 are as follows:

	ESPP
	Six Months Ended June 30,
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

The following table sets forth stock option and SAR transactions for the six-month periods ended June 30, 2024 and 2023 (stock options and SARs in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	2,843	$79.22	4,225	$77.49
Exercised (1)	(600)	70.87	(300)	77.26
Forfeited	(22)	81.55	(57)	87.49
Outstanding at June 30 (2)	2,221	$81.45	3,868	$77.37
Vested or Expected to Vest (3)	2,177	$81.44	3,727	$77.74
Exercisable at June 30 (4)	1,709	$81.34	2,178	$84.87

(1)The total intrinsic value of stock options/SARs exercised during the six months ended June 30, 2024 and 2023 was $35 million and $13 million, respectively. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at June 30, 2024 and 2023 was $99 million and $150 million, respectively. At June 30, 2024 and 2023, the weighted average remaining contractual life was 2.9 years and 3.7 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at June 30, 2024 and 2023 was $97 million and $143 million, respectively. At June 30, 2024 and 2023, the weighted average remaining contractual life was 2.8 years and 3.6 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at June 30, 2024 and 2023 was $77 million and $71 million, respectively. At June 30, 2024 and 2023, the weighted average remaining contractual life was 2.4 years and 2.7 years, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At June 30, 2024, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $6 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 0.2 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $37 million and $27 million for the three months ended June 30, 2024 and 2023, respectively, and $74 million and $52 million for the six months ended June 30, 2024 and 2023, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2024 and 2023 (shares and units in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,364	$111.24	4,113	$80.77
Granted	84	119.32	81	117.05
Released (1)	(163)	100.09	(71)	70.07
Forfeited	(119)	113.36	(67)	83.26
Outstanding at June 30 (2)	4,166	$111.78	4,056	$81.63

(1)The total intrinsic value of restricted stock and restricted stock units released during the six months ended June 30, 2024 and 2023, was $20 million and $8 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2024 and 2023, was $524 million and $464 million, respectively.

At June 30, 2024, unrecognized compensation expense related to restricted stock and restricted stock units totaled $281 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.3 years.

Performance Units. EOG grants restricted stock units with performance-based conditions (Performance Units) annually to its executive officers without cost to them. For the grants made prior to September 2022, as more fully discussed in the grant agreements, the applicable performance metric is EOG's total shareholder return (TSR) over a three-year performance period (Performance Period) relative to the TSR over the same period of a designated group of peer companies. Upon the application of the applicable performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Units granted could be outstanding.

For the grants made beginning in September 2022, as more fully discussed in the grant agreements, the applicable performance metrics are 1) EOG's TSR over the Performance Period relative to the TSR over the same period of a designated group of peer companies and 2) EOG's average return on capital employed (ROCE) over the Performance Period. At the end of the Performance Period, a performance multiple based on EOG's relative TSR ranking will be determined, with a minimum performance multiple of 0% and a maximum performance multiple of 200%. A specified modifier ranging from -70% to +70% will then be applied to the performance multiple based on EOG's average ROCE over the Performance Period, provided that in no event shall the performance multiple, after applying the ROCE modifier, be less than 0% or exceed 200%. Furthermore, if EOG's TSR over the Performance Period is negative (i.e., less than 0%), the performance multiple will be capped at 100%, regardless of EOG's relative TSR ranking or three-year average ROCE.

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $3 million and $2 million for the three months ended June 30, 2024 and 2023, respectively, and $7 million and $5 million for the six months ended June 30, 2024 and 2023, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the six-month periods ended June 30, 2024 and 2023 (units in thousands):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	630		$95.49	688	$83.82
Granted	6		125.28	—	—
Released (1)	(45)		43.33	(86)	79.98
Forfeited for Performance Multiple (2)	(135)		43.33	(86)	79.98
Outstanding at June 30 (3)	456	(4)	$116.45	516	$85.10

(1)The total intrinsic value of Performance Units released was $5 million and $10 million for the six months ended June 30, 2024 and 2023, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(2)Upon completion of the Performance Period for the Performance Units granted in 2020 and 2019, a performance multiple of 25% and 50% was applied to each of the grants resulting in a forfeiture of Performance Units in February 2024 and February 2023, respectively.
(3)The total intrinsic value of Performance Units outstanding at June 30, 2024 and 2023, was approximately $57 million and $59 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 913 Performance Units could be outstanding.

At June 30, 2024, unrecognized compensation expense related to Performance Units totaled $11 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.3 years.

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and six-month periods ended June 30, 2024 and 2023 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,690	$1,553	$3,479	$3,576
Denominator for Basic Earnings Per Share -
Weighted Average Shares	569	580	572	582
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	1	1	1
Restricted Stock/Units and Performance Units	2	3	2	3
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	572	584	575	586
Net Income Per Share
Basic	$2.97	$2.68	$6.08	$6.14
Diluted	$2.95	$2.66	$6.05	$6.10

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero and 1 million for the three-month periods ended June 30, 2024 and 2023, respectively, and zero and 1 million for the six-month periods ended June 30, 2024 and 2023, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Interest (1)	$66	$93
Income Taxes, Net of Refunds Received	$584	$487

(1)Net of capitalized interest of $20 million and $16 million for the six months ended June 30, 2024 and 2023, respectively.

EOG's accrued capital expenditures and amounts recorded within accounts payable at June 30, 2024 and 2023 were $756 million and $722 million, respectively.

Non-cash investing activities for the six months ended June 30, 2024 and 2023, included additions of $89 million and $103 million, respectively, to EOG's oil and gas properties as a result of property exchanges.

Operating activities for the six months ended June 30, 2023, included net cash received of $324 million related to the change in collateral posted for financial commodity derivative contracts. EOG had no collateral posted or held during the six months ended June 30, 2024. For related discussion, see Note 12. This amount is reflected in Other Liabilities within the Changes in Components of Working Capital and Other Assets and Liabilities line item on the Condensed Consolidated Statements of Cash Flows.

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues and Other
United States	$5,956	$5,520	$12,016	$11,461
Trinidad	69	52	132	155
Other International (1)	—	1	—	1
Total	$6,025	$5,573	$12,148	$11,617
Operating Income (Loss)
United States	$2,147	$1,961	$4,411	$4,473
Trinidad	16	16	32	82
Other International (1)	(33)	(7)	(42)	(13)
Total	2,130	1,970	4,401	4,542
Reconciling Items
Other Income, Net	66	51	128	116
Interest Expense, Net	(36)	(35)	(69)	(77)
Income Before Income Taxes	$2,160	$1,986	$4,460	$4,581

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG is continuing the process of exiting its Canada operations. EOG began an exploration program in Australia in the third quarter of 2021.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at June 30, 2024 and December 31, 2023 (in millions):

	At June 30, 2024	At December 31, 2023
Total Assets
United States	$43,953	$42,674
Trinidad	1,130	1,063
Other International (1)	141	120
Total	$45,224	$43,857

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG is continuing the process of exiting its Canada operations. EOG began an exploration program in Australia in the third quarter of 2021.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Carrying Amount at January 1	$1,506	$1,328
Liabilities Incurred	33	18
Liabilities Settled (1)	(32)	(50)
Accretion	30	25
Revisions	(84)	3
Foreign Currency Translations	(3)	2
Carrying Amount at June 30	$1,450	$1,326

Current Portion	$51	$37
Noncurrent Portion	$1,399	$1,289

(1)Includes settlements related to asset sales and property exchanges.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the six-month period ended June 30, 2024, are presented below (in millions):

Six Months Ended June 30, 2024
Balance at January 1	$76
Additions Pending the Determination of Proved Reserves	54
Reclassifications to Proved Properties	(52)
Costs Charged to Expense (1)	(1)
Balance at June 30	$77

(1)    Includes capitalized exploratory well costs charged to dry hole costs.

At June 30, 2024, EOG had one exploratory well capitalized for a period of greater than one year.

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

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $30 million and $28 million for the six months ended June 30, 2024 and 2023, respectively. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at June 30, 2024 and December 31, 2023, and did not utilize any commercial paper borrowings during the six months ended June 30, 2024 and 2023.

At June 30, 2024, the $500 million aggregate principal amount of EOG's 3.15% Senior Notes due 2025 were classified as Current Portion of Long-Term Debt on the Condensed Consolidated Balance Sheets.

EOG currently has a $1.9 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 7, 2028, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $1.9 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either the Secured Overnight Financing Rate (SOFR) plus 0.1% plus an applicable margin or the base rate (as defined in the Agreement) plus an applicable margin. The applicable margin used in connection with interest rates and fees will be based on EOG's credit rating for its senior unsecured long-term debt at the applicable time. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater that 65%. At June 30, 2024, EOG was in compliance with this financial covenant. At June 30, 2024, and December 31, 2023, there were no borrowings or letters of credit outstanding under the Agreement. The SOFR and base rate (inclusive of the applicable margins), had there been any amounts borrowed under the Agreement at June 30, 2024, would have been 6.34% and 8.50%, respectively.

Common Stock. In November 2021, the Board of Directors (Board) established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the six months ended June 30, 2024, EOG repurchased 11.9 million shares of common stock for approximately $1,440 million (inclusive of transaction fees and commissions) pursuant to the November 2021 Authorization. As of June 30, 2024, approximately $2.6 billion remained available for repurchases under the November 2021 Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2024, is $13 million of estimated federal excise taxes.

On February 22, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share paid on April 30, 2024, to stockholders of record as of April 16, 2024.

On May 2, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share paid on July 31, 2024, to stockholders of record as of July 17, 2024.

On August 1, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share to be paid on October 31, 2024, to stockholders of record as of October 17, 2024.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2023 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2024 and December 31, 2023 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2024
Financial Assets:
Natural Gas Swaps	$—	$4	$—	$4
Natural Gas Basis Swaps	—	2	—	2
Brent Crude Oil (Brent) Linked Gas Sales Contract	—	—	133	133
Financial Liabilities:
Natural Gas Swaps	—	79	—	79

At December 31, 2023
Financial Assets:
Natural Gas Swaps	$—	$105	$—	$105
Natural Gas Basis Swaps	—	2	—	2
Financial Liabilities:
Natural Gas Swaps	—	104	—	104

See Note 12 for the balance sheet amounts and classification of EOG's financial commodity and other derivative instruments at June 30, 2024 and December 31, 2023.

The estimated fair value of financial commodity and other derivative contracts was based upon forward commodity price curves based on quoted market prices. For the Brent Linked Gas Sales Contract, the estimated fair value was based on EOG's estimates of (and assumptions regarding) significant Level 3 inputs, including future crude oil and natural gas prices. These Level 3 inputs are immaterial to the financial statements. Financial commodity and other derivative contracts were valued utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

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

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the group. If the expected undiscounted future cash flows, based on EOG's estimates of (and assumptions regarding) significant Level 3 inputs, including future crude oil, natural gas liquids (NGLs) and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in the Financial Accounting Standards Board's Fair Value Measurement Topic of the Accounting Standards Codification (ASC). In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

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

At both June 30, 2024 and December 31, 2023, EOG had outstanding $3,640 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $3,475 million and $3,574 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the six-month period ended June 30, 2024 (closed) and outstanding as of June 30, 2024. Natural gas volumes are presented in MMBtud and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - July 2024 (closed)	New York Mercantile Exchange (NYMEX) Henry Hub	725	$3.07
August - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - June 2024 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
July - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity and Other Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity and other derivative instruments at June 30, 2024 and December 31, 2023. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2024	December 31, 2023
Asset Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$4	$106
Brent Linked Gas Sales Contract -
Noncurrent Portion	Other Assets (2)	133	—
Liability Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current Portion	Liabilities from Price Risk Management Activities (3)	$8	$—
Noncurrent portion	Other Liabilities (4)	69	103

(1)    The current portion of Assets from Price Risk Management Activities consists of gross assets of $4 million and $106 million at June 30, 2024 and December 31, 2023, respectively.
(2)    The noncurrent portion related to the Brent Linked Gas Sales Contract consists of gross assets of $133 million at June 30, 2024.
(3)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $9 million, partially offset by gross assets of $1 million at June 30, 2024.
(4)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $70 million, partially offset by gross assets of $1 million at June 30, 2024. The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $104 million, partially offset by gross assets of $1 million at December 31, 2023.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

All of EOG's financial commodity derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that, as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at both June 30, 2024 and December 31, 2023. EOG had no collateral posted and no collateral held at June 30, 2024 or December 31, 2023. EOG had no collateral posted and no collateral held at July 31, 2024.

13.  Acquisitions and Divestitures

During the six months ended June 30, 2024, EOG paid cash of $134 million, primarily to acquire a gathering system in South Texas. Additionally, during the six months ended June 30, 2024, EOG recognized net gains on asset dispositions of $46 million and received proceeds of $19 million, primarily due to lease exchanges and dispositions in the Delaware Basin and the Eagle Ford, as well as the sale of certain other assets.

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

For the first six months of 2024, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $78.76 per barrel and $2.06 per million British thermal units (MMBtu), respectively, representing an increase of 5% and a decrease of 25%, respectively, from the average NYMEX prices for the same period in 2023. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Based on EOG's tax position, EOG's price sensitivity as of June 30, 2024, for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $152 million for net income and $195 million for pretax cash flows from operating activities, in each case for the full-year 2024.

Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for which prices have not (as of June 30, 2024) been determined under long-term marketing contracts, EOG's price sensitivity as of June 30, 2024, for each $0.10 per thousand cubic feet increase or decrease in wellhead natural gas price, is approximately $26 million for net income and $34 million for pretax cash flows from operating activities, in each case for the full-year 2024.

Inflation Considerations. As further discussed in EOG's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024 (EOG's 2023 Annual Report), EOG has, beginning in the second quarter of 2023, seen the inflationary pressures on its operating costs and capital expenditures (i.e., costs of fuel, steel, labor and drilling and completion services) diminish and, in certain circumstances, EOG has seen a decline in prices.

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

Climate Change. For discussion of climate change matters and related regulatory matters, including potential developments related to climate change and the potential impacts and risks of such developments on EOG, see ITEM 1A. Risk Factors and the related discussion in ITEM 1. Business - Regulation of EOG's 2023 Annual Report. EOG will continue to monitor and assess any climate change-related developments, including the SEC's climate-related disclosure rules adopted in March 2024, that could impact EOG and the oil and gas industry, to determine the impact on its business and operations, and take appropriate actions where necessary.

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

During the first six months of 2024, EOG continued to (i) focus on improving well performance and operating efficiencies, (ii) evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and (iii) look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 72% and 73% of EOG's United States production during the first six months of 2024 and 2023, respectively. During the first six months of 2024, EOG's drilling and completion activities occurred primarily in the Delaware Basin play and the Eagle Ford play. EOG's major producing areas in the United States are in New Mexico and Texas.

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

In the first six months of 2024, EOG completed one net developmental well and one net exploratory well from the recently installed Osprey B platform in the Modified U(a) Block and is in the process of completing two exploratory wells in the SECC Block. In June 2024, EOG relinquished its rights to a portion of the contract area governed by the Trinidad Northern Area License located offshore the southwest coast of Trinidad. In the second half of 2024, EOG expects to drill an exploratory well in the deep Teak, Samaan and Poui Area, and complete construction and installation of the platform and commence pipeline installation in the Mento Area.

Other International. In November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. In the first half of 2024, EOG continued to prepare for the drilling of an exploration well in this block.

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

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 11% at June 30, 2024 and 12% at December 31, 2023. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At June 30, 2024, EOG maintained a strong financial and liquidity position, including $5.4 billion of cash and cash equivalents on hand and $1.9 billion of availability under its senior unsecured revolving credit facility. EOG is currently evaluating whether or not to refinance the $500 million aggregate principal amount of its 3.15% Senior Notes due April 1, 2025.

The Internal Revenue Service has made several announcements of tax relief related to recent severe weather events occurring in various Texas counties, including Harris County where EOG's corporate offices are located. The tax relief permits eligible taxpayers to postpone certain tax filings and payments.

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings. For related discussion, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity included in EOG's 2023 Annual Report.

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

For discussion regarding EOG's payment of dividends and share repurchases, see ITEM 1A, Risk Factors and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in EOG's 2023 Annual Report and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q.

Dividend Declarations. On February 22, 2024, the Board of Directors (Board) declared a quarterly cash dividend on the common stock of $0.91 per share paid on April 30, 2024, to stockholders of record as of April 16, 2024.

On May 2, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share paid on July 31, 2024, to stockholders of record as of July 17, 2024.

On August 1, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share to be paid on October 31, 2024, to stockholders of record as of October 17, 2024.

Share Repurchases. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). Under the November 2021 Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The November 2021 Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three and six months ended June 30, 2024, EOG repurchased 5.5 million and 11.9 million shares of common stock for approximately $690 million and $1,440 million (inclusive of transaction fees and commissions), respectively, pursuant to the November 2021 Authorization. As of June 30, 2024, approximately $2.6 billion remained available for repurchases under the November 2021 Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2024, are $7 million and $13 million, respectively, of estimated federal excise taxes.

Results of Operations

The following review of operations for the three months and six months ended June 30, 2024 and 2023 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Operating Revenues. During the second quarter of 2024, operating revenues increased $452 million, or 8%, to $6,025 million from $5,573 million for the same period of 2023. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the second quarter of 2024 increased $515 million, or 13%, to $4,510 million from $3,995 million for the same period of 2023. EOG recognized net losses on the mark-to-market of financial commodity and other derivative contracts of $47 million for the second quarter of 2024 compared to net gains of $101 million for the same period of 2023. Gathering, processing and marketing revenues for the second quarter of 2024 increased $54 million, or 4%, to $1,519 million from $1,465 million for the same period of 2023. Net gains on asset dispositions were $20 million for the second quarter of 2024 compared to net losses of $9 million for the same period of 2023.

Wellhead volume and price statistics for the three-month periods ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2023
Crude Oil and Condensate Volumes (MBbld) (1)
United States	490.1	476.0
Trinidad	0.6	0.6
Total	490.7	476.6
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$82.71	$74.98
Trinidad	70.75	64.88
Composite	82.69	74.97
Natural Gas Liquids Volumes (MBbld) (1)
United States	244.8	215.7
Total	244.8	215.7
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$23.11	$20.85
Natural Gas Volumes (MMcfd) (1)
United States	1,668	1,513
Trinidad	204	155
Total	1,872	1,668
Average Natural Gas Prices ($/Mcf) (2)
United States	$1.57	$2.07
Trinidad	3.48	3.45
Composite	1.78	2.20
Crude Oil Equivalent Volumes (MBoed) (3)
United States	1,013.0	943.8
Trinidad	34.5	26.5
Total	1,047.5	970.3

Total MMBoe (3)	95.3	88.3

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

Wellhead crude oil and condensate revenues for the second quarter of 2024 increased $440 million, or 14%, to $3,692 million from $3,252 million for the same period of 2023. The increase was due to a higher composite average price ($349 million) and an increase of 14.1 MBbld, or 3%, in wellhead crude oil and condensate production ($91 million). Increased production was primarily from the Permian Basin and the Utica Shale. EOG's composite wellhead crude oil and condensate price for the second quarter of 2024 increased 10% to $82.69 per barrel compared to $74.97 per barrel for the same period of 2023.

NGL revenues for the second quarter of 2024 increased $106 million, or 26%, to $515 million from $409 million for the same period of 2023 due to an increase of 29.1 MBbld, or 13%, in NGL deliveries ($56 million) and a higher composite average price ($50 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the second quarter of 2024 increased 11% to $23.11 per barrel compared to $20.85 per barrel for the same period of 2023.

Wellhead natural gas revenues for the second quarter of 2024 decreased $31 million, or 9%, to $303 million from $334 million for the same period of 2023. The decrease was due to a lower composite average price ($76 million), partially offset by an increase in natural gas deliveries ($45 million). Natural gas deliveries for the second quarter of 2024 increased 204 MMcfd, or 12%, compared to the same period of 2023 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the second quarter of 2024 decreased 19% to $1.78 per Mcf compared to $2.20 per Mcf for the same period of 2023.

During the second quarter of 2024, EOG recognized net losses on the mark-to-market of financial commodity and other derivative contracts of $47 million compared to net gains of $101 million for the same period of 2023. The net losses of $47 million included losses of $11 million related to the Brent crude oil (Brent) linked gas sales contract. During the second quarter of 2024, net cash received from settlements of financial commodity derivative contracts was $79 million compared to net cash paid for settlements of financial commodity derivative contracts of $30 million for the same period of 2023.

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

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2024 increased $20 million as compared to the same period of 2023 primarily due to higher margins on crude oil and natural gas marketing activities, partially offset by lower margins on sand sales.

Operating and Other Expenses.  For the second quarter of 2024, operating expenses of $3,895 million were $292 million higher than the $3,603 million incurred during the second quarter of 2023.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Lease and Well	$4.09	$3.94
Gathering, Processing and Transportation Costs (GP&T)	4.44	4.48
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.80	9.30
Other Property, Plant and Equipment	0.52	0.51
General and Administrative (G&A)	1.58	1.61
Interest Expense, Net	0.38	0.40
Total (1)	$20.81	$20.24

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well; GP&T; DD&A; G&A and interest expense, net for the three months ended June 30, 2024, compared to the same period of 2023, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $390 million for the second quarter of 2024 increased $42 million from $348 million for the same prior year period primarily due to increased operating and maintenance costs ($30 million) and increased lease and well administrative expenses ($9 million), all in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting from increased production.

GP&T costs represent costs to process and deliver hydrocarbon products from the lease to a downstream point of sale. GP&T costs include operating and maintenance expenses from EOG-owned assets, fees paid to third party operators and administrative expenses associated with operating EOG's GP&T assets. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

GP&T costs of $423 million for the second quarter of 2024 increased $27 million from $396 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Permian Basin.

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

DD&A expenses for the second quarter of 2024 increased $118 million to $984 million from $866 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2024 were $114 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($58 million), and increased unit rates in the United States ($38 million) and in Trinidad ($10 million).

G&A expenses of $151 million for the second quarter of 2024 increased $9 million from $142 million for the same prior year period primarily due to increased employee-related costs.

Exploration costs of $34 million for the second quarter of 2024 decreased $13 million from $47 million for the same prior year period due primarily to decreased geological and geophysical expenditures in the United States.

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

The following table represents impairments for the second quarter of 2024 and 2023 (in millions):

	Three Months Ended June 30,
	2024	2023
Proved properties	$33	$1
Unproved properties	17	33
Other assets	30	—
Firm commitment contracts	1	1
Total	$81	$35

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2024 increased $24 million to $337 million (7.5% of wellhead revenues) from $313 million (7.8% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($39 million), partially offset by decreased ad valorem/property taxes ($15 million), all in the United States.

Other income, net of $66 million for the second quarter of 2024 increased $15 million from $51 million for the same prior year period. The increase was primarily due to increased interest income.

Income taxes of $470 million for the second quarter of 2024 increased from income taxes of $433 million for the second quarter of 2023 primarily due to increased pretax income.  The net effective tax rate for the second quarter of 2024 was unchanged from the prior year rate of 22%.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Operating Revenues. During the first six months of 2024, operating revenues increased $531 million, or 5%, to $12,148 million from $11,617 million for the same period of 2023. Total wellhead revenues for the first six months of 2024 increased $701 million, or 9%, to $8,885 million from $8,184 million for the same period of 2023. During the first six months of 2024, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $190 million compared to net gains of $477 million for the same period of 2023. Gathering, processing and marketing revenues for the first six months of 2024 increased $123 million, or 4%, to $2,978 million from $2,855 million for the same period of 2023. Net gains on asset dispositions were $46 million for the first six months of 2024 compared to net gains of $60 million for the same period of 2023.

Wellhead volume and price statistics for the six-month periods ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Crude Oil and Condensate Volumes (MBbld)
United States	488.4	466.6
Trinidad	0.6	0.6
Total	489.0	467.2
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$80.59	$76.10
Trinidad	69.11	66.92
Composite	80.58	76.09
Natural Gas Liquids Volumes (MBbld)
United States	238.3	213.9
Total	238.3	213.9
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$23.70	$23.23
Natural Gas Volumes (MMcfd)
United States	1,663	1,494
Trinidad	202	160
Total	1,865	1,654
Average Natural Gas Prices ($/Mcf) (1)
United States	$1.84	$2.76
Trinidad	3.51	3.67
Composite	2.02	2.84
Crude Oil Equivalent Volumes (MBoed)
United States	1,003.9	929.5
Trinidad	34.3	27.2
Total	1,038.2	956.7

Total MMBoe	188.9	173.2

(1)    Excludes the impact of financial commodity and other derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

Wellhead crude oil and condensate revenues for the first six months of 2024 increased $738 million, or 11%, to $7,172 million from $6,434 million for the same period of 2023 due to a higher composite average price ($402 million) and an increase of 21.8 MBbld, or 5%, in wellhead crude oil and condensate production ($336 million). Increased production was primarily in the Permian Basin and the Utica Shale. EOG's composite wellhead crude oil and condensate price for the first six months of 2024 increased 6% to $80.58 per barrel compared to $76.09 per barrel for the same period of 2023.

NGL revenues for the first six months of 2024 increased $129 million, or 14%, to $1,028 million from $899 million for the same period of 2023 due to an increase of 24.4 MBbld, or 11%, in NGL deliveries ($109 million) and a higher composite average price ($20 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the first six months of 2024 increased 2% to $23.70 per barrel compared to $23.23 per barrel for the same period of 2023.

Wellhead natural gas revenues for the first six months of 2024 decreased $166 million, or 20%, to $685 million from $851 million for the same period of 2023. The decrease was due to a lower composite average price ($281 million), partially offset by an increase in natural gas deliveries ($115 million). Natural gas deliveries for the first six months of 2024 increased 211 MMcfd, or 13%, compared to the same period of 2023 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the first six months of 2024 decreased 29% to $2.02 per Mcf compared to $2.84 per Mcf for the same period of 2023.

During the first six months of 2024, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $190 million compared to net gains of $477 million for the same period of 2023. The net gains of $190 million included gains of $133 million related to the Brent linked gas sales contract. During the first six months of 2024, net cash received from settlements of financial commodity derivative contracts was $134 million. Net cash paid for settlements of financial commodity derivative contracts was $153 million for the same period of 2023.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2024 increased $46 million as compared to the same period of 2023 primarily due to higher margins on crude oil marketing activities, partially offset by lower margins on sand sales and natural gas marketing activities.

Operating and Other Expenses. For the first six months of 2024, operating expenses of $7,747 million were $672 million higher than the $7,075 million incurred during the same period of 2023. The following table presents the costs per Boe for the six-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Lease and Well	$4.16	$4.08
GP&T	4.42	4.57
DD&A -
Oil and Gas Properties	10.37	9.13
Other Property, Plant and Equipment	0.52	0.48
G&A	1.66	1.66
Interest Expense, Net	0.37	0.44
Total (1)	$21.50	$20.36

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well; GP&T; DD&A; G&A; and interest expense, net for the six months ended June 30, 2024, compared to the same period of 2023 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $786 million for the first six months of 2024 increased $79 million from $707 million for the same prior year period primarily due to increased operating and maintenance costs ($54 million), increased workover expenditures ($17 million) and increased lease and well administrative expenses ($13 million), all in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting from increased production.

GP&T costs of $836 million for the first six months of 2024 increased $45 million from $791 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Permian Basin.

DD&A expenses for the first six months of 2024 increased $394 million to $2,058 million from $1,664 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2024 were $378 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($131 million) and in Trinidad ($9 million), and increased unit rates in the United States ($98 million) and in Trinidad ($19 million). In addition, the recording of an adjustment to DD&A ($117 million) primarily related to natural gas production used by EOG's domestic gathering systems also contributed to the variance. DD&A expenses associated with other property, plant and equipment for the first six months of 2024 were $16 million higher than the same prior year period primarily due to an increase in expenses related to GP&T assets and equipment.

G&A expenses of $313 million for the first six months of 2024 increased $26 million from $287 million for the same prior year period primarily due to increased employee-related costs.

Interest expense, net of $69 million for the first six months of 2024 decreased $8 million compared to the same prior year period primarily due to the repayment in March 2023 of the $1,250 million aggregate principal amount of 2.625% Senior Notes due 2023.

Exploration costs of $79 million for the first six months of 2024 decreased $18 million from $97 million for the same prior year period due primarily to decreased geological and geophysical expenditures ($25 million), partially offset by increased administrative expenses ($4 million) and delay rentals ($3 million).

The following table represents impairments for the six-month periods ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Proved properties	$35	$3
Unproved properties	34	65
Other assets	30	—
Firm commitment contracts	1	1
Total	$100	$69

Taxes other than income for the first six months of 2024 increased $33 million to $675 million (7.6% of wellhead revenues) from $642 million (7.8% of wellhead revenues) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($50 million), partially offset by decreased ad valorem/property taxes ($18 million), all in the United States.

Other income, net of $128 million for the first six months of 2024 increased $12 million from $116 million for the same prior year period. The increase was primarily due to increased interest income.

Income taxes of $981 million for the first six months of 2024 decreased from income taxes of $1,005 million for the first six months of 2023 primarily due to decreased pretax income. The net effective tax rate for the first six months of 2024 was unchanged from the prior year rate of 22%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the six months ended June 30, 2024, were funds generated from operations and, to a lesser extent, net cash received from settlements of financial commodity derivative contracts. The primary uses of cash were exploration and development expenditures; funds used in operations; dividend payments to stockholders; purchases of treasury stock; and other property, plant and equipment expenditures. During the first six months of 2024, EOG's cash balance increased $153 million to $5,431 million from $5,278 million at December 31, 2023.

Net cash provided by operating activities of $5,792 million for the first six months of 2024 increased $260 million compared to the same period of 2023 primarily due to an increase in wellhead revenues ($701 million) and an increase in net cash received from settlements of financial commodity derivative contracts ($287 million), partially offset by an increase in net cash used in working capital and other assets and liabilities ($346 million), the return of cash collateral posted for financial commodity derivative contracts in the first six months of 2023 ($324 million) and an increase in cash operating expenses ($144 million).

Net cash used in investing activities of $3,130 million for the first six months of 2024 decreased $179 million compared to the same period of 2023 due to a decrease in cash used in working capital associated with investing activities ($641 million), partially offset by an increase in additions to oil and gas properties ($196 million), an increase in additions to other property, plant and equipment ($164 million) and a decrease in proceeds from the sale of assets ($102 million).

Net cash used in financing activities of $2,509 million for the first six months of 2024 included purchases of treasury stock ($1,458 million), cash dividend payments ($1,045 million) and repayment of finance lease liabilities ($17 million). Net cash used in financing activities of $3,431 million for the first six months of 2023 included cash dividend payments ($1,547 million), repayments of long-term debt ($1,250 million), purchases of treasury stock ($619 million) and repayment of finance lease liabilities ($16 million).

Total Expenditures. For the full-year 2024, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $6.0 billion to $6.4 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. The table below sets out components of total expenditures for the six-month periods ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Expenditure Category
Capital
Exploration and Development Drilling (1)	$2,431	$2,394
Facilities	304	226
Leasehold Acquisitions (2)	144	102
Property Acquisitions (3)	26	10
Capitalized Interest	20	16
Subtotal	2,925	2,748
Exploration Costs	79	97
Dry Hole Costs	6	1
Exploration and Development Expenditures	3,010	2,846
Asset Retirement Costs (4)	(39)	36
Total Exploration and Development Expenditures	2,971	2,882
Other Property, Plant and Equipment (5)	663	499
Total Expenditures	$3,634	$3,381

(1)    Exploration and development drilling included $35 million for the six-month period ended June 30, 2023, related to non-cash development drilling.
(2)    Leasehold acquisitions included $65 million and $59 million for the six-month periods ended June 30, 2024 and 2023, respectively, related to non-cash property exchanges.
(3)    Property acquisitions included $24 million and $9 million for the six-month periods ended June 30, 2024 and 2023, respectively, related to non-cash property exchanges.
(4)    Asset Retirement Costs for the six-month period ended June 30, 2024 included a downward revision to asset retirement obligations of $84 million.
(5)    Other Property, Plant and Equipment included $132 million related to the acquisition of a gathering system in South Texas and $134 million related to the acquisition of a gathering and processing system in the Powder River Basin for the six-month periods ended June 30, 2024 and 2023, respectively.

Exploration and development expenditures of $3,010 million for the first six months of 2024 were $164 million higher than the same period of 2023 primarily due to increased facilities expenditures ($78 million), increased exploration and development drilling expenditures in Trinidad ($44 million) and increased leasehold acquisitions ($42 million). Exploration and development expenditures for the first six months of 2024 of $3,010 million consisted of $2,629 million in development drilling and facilities, $335 million in exploration, $26 million in property acquisitions and $20 million in capitalized interest. Exploration and development expenditures for the first six months of 2023 of $2,846 million consisted of $2,545 million in development drilling and facilities, $275 million in exploration, $16 million in capitalized interest and $10 million in property acquisitions.

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

Financial Commodity and Other Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2023 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity and other derivative contracts as accounting hedges and, accordingly, accounts for financial commodity and other derivative contracts using the mark-to-market accounting method, including the Brent linked gas sales contract. Under this accounting method, changes in the fair value of outstanding financial and other derivative instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Financial Commodity and Other Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's financial commodity and other derivative contracts was reflected on the Condensed Consolidated Balance Sheets at June 30, 2024, as a net asset of $60 million.

As discussed in "Operating Revenues," the net cash received from settlements of financial commodity derivative contracts during the second quarter and first six months of 2024 was $79 million and $134 million, respectively.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2024 to July 31, 2024 (closed) and outstanding as of July 31, 2024. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - August 2024 (closed)	NYMEX Henry Hub	725	$3.07
September - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - July 2024 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
August - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at July 31, 2024. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX Henry Hub prices.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter ended June 30, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)

April 1, 2024 - April 30, 2024	44,585	$133.98	$—	$3,278,852,627
May 1, 2024 - May 31, 2024	3,930,751	127.68	499,999,900	2,778,852,727
June 1, 2024 - June 30, 2024	1,588,246	120.04	190,122,039	2,588,730,688
Total	5,563,582	125.55	690,121,939

(1)Includes 5,500,122 shares repurchased during the quarter ended June 30, 2024, at an average price of $125.47 per share (inclusive of commissions and transaction fees), pursuant to the November 2021 Authorization (as defined and further discussed below); such repurchases count against the November 2021 Authorization. Also includes 63,460 total shares that were withheld by or returned to EOG during the quarter ended June 30, 2024, at an average price of $131.99 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options (such shares do not count against the November 2021 Authorization).
(2)In November 2021, EOG's Board of Directors (Board) established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (November 2021 Authorization). As of June 30, 2024, (i) EOG has repurchased an aggregate 20,518,657 shares at a total cost of $2,411,269,312 (inclusive of commissions and transaction fees) under the November 2021 Authorization and (ii) an additional $2,588,730,688 of shares may be repurchased under the November 2021 Authorization.
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

ITEM 5.    OTHER INFORMATION

Trading Plans/Arrangements. During the quarter ended June 30, 2024, no director or Section 16 officer of EOG adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1	-	Form of Non-Employee Director Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after May 28, 2024).

Exhibit No.		Description

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	-	Inline XBRL Schema Document.

*101.CAL	-	Inline XBRL Calculation Linkbase Document.

*101.DEF	-	Inline XBRL Definition Linkbase Document.

*101.LAB	-	Inline XBRL Label Linkbase Document.

*101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Six Months Ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets - June 30, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Six Months Ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 1, 2024	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)