Form 10-Q
period 2024-09-30
EOG RESOURCES INC
filed 2024-11-07
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	562,450,411	(as of October 30, 2024)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues and Other
Crude Oil and Condensate	$3,488	$3,717	$10,660	$10,151
Natural Gas Liquids	524	501	1,552	1,400
Natural Gas	372	417	1,057	1,268
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts	79	43	269	520
Gathering, Processing and Marketing	1,481	1,478	4,459	4,333
Gains (Losses) on Asset Dispositions, Net	(7)	35	39	95
Other, Net	28	21	77	62
Total	5,965	6,212	18,113	17,829
Operating Expenses
Lease and Well	392	369	1,178	1,076
Gathering, Processing and Transportation Costs	445	406	1,281	1,197
Exploration Costs	43	43	122	140
Dry Hole Costs	—	—	6	1
Impairments	15	54	115	123
Marketing Costs	1,500	1,383	4,394	4,200
Depreciation, Depletion and Amortization	1,031	898	3,089	2,562
General and Administrative	167	161	480	448
Taxes Other Than Income	283	341	958	983
Total	3,876	3,655	11,623	10,730
Operating Income	2,089	2,557	6,490	7,099
Other Income, Net	76	52	204	168
Income Before Interest Expense and Income Taxes	2,165	2,609	6,694	7,267
Interest Expense, Net	31	36	100	113
Income Before Income Taxes	2,134	2,573	6,594	7,154
Income Tax Provision	461	543	1,442	1,548
Net Income	$1,673	$2,030	$5,152	$5,606
Net Income Per Share
Basic	$2.97	$3.51	$9.05	$9.65
Diluted	$2.95	$3.48	$8.99	$9.60
Average Number of Common Shares
Basic	564	579	569	581
Diluted	568	583	573	584
Comprehensive Income
Net Income	$1,673	$2,030	$5,152	$5,606
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(1)	2	—	1
Other Comprehensive Income (Loss)	(1)	2	—	1
Comprehensive Income	$1,672	$2,032	$5,152	$5,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$6,122	$5,278
Accounts Receivable, Net	2,545	2,716
Inventories	1,038	1,275
Assets from Price Risk Management Activities	—	106
Income Taxes Receivable	2	—
Other	458	560
Total	10,165	9,935
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	75,887	72,090
Other Property, Plant and Equipment	6,314	5,497
Total Property, Plant and Equipment	82,201	77,587
Less: Accumulated Depreciation, Depletion and Amortization	(48,075)	(45,290)
Total Property, Plant and Equipment, Net	34,126	32,297
Deferred Income Taxes	42	42
Other Assets	1,818	1,583
Total Assets	$46,151	$43,857
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,290	$2,437
Accrued Taxes Payable	855	466
Dividends Payable	513	526
Liabilities from Price Risk Management Activities	32	—
Current Portion of Long-Term Debt	34	34
Current Portion of Operating Lease Liabilities	338	325
Other	344	286
Total	4,406	4,074

Long-Term Debt	3,742	3,765
Other Liabilities	2,480	2,526
Deferred Income Taxes	5,949	5,402
Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 588,843,718 Shares Issued at September 30, 2024 and 588,748,473 Shares Issued at December 31, 2023	206	206
Additional Paid in Capital	6,058	6,166
Accumulated Other Comprehensive Loss	(9)	(9)
Retained Earnings	26,231	22,634
Common Stock Held in Treasury, 24,125,378 Shares at September 30, 2024 and 7,888,105 Shares at December 31, 2023	(2,912)	(907)
Total Stockholders' Equity	29,574	28,090
Total Liabilities and Stockholders' Equity	$46,151	$43,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2024	$206	$6,219	$(8)	$25,071	$(2,329)	$29,159
Net Income	—	—	—	1,673	—	1,673
Common Stock Dividends Declared, $0.91 Per Share	—	—	—	(513)	—	(513)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Restricted Stock and Restricted Stock Units, Net	—	(208)	—	—	208	—
Stock-Based Compensation Expenses	—	58	—	—	—	58
Treasury Stock Repurchased	—	—	—	—	(765)	(765)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(11)	—	—	(26)	(37)
Balance at September 30, 2024	$206	$6,058	$(9)	$26,231	$(2,912)	$29,574

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2023	$206	$6,257	$(9)	$20,497	$(694)	$26,257
Net Income	—	—	—	2,030	—	2,030
Common Stock Dividends Declared, $0.825 Per Share	—	—	—	(480)	—	(480)
Other Comprehensive Income	—	—	2	—	—	2
Restricted Stock and Restricted Stock Units, Net	—	(154)	—	—	154	—
Stock-Based Compensation Expenses	—	57	—	—	—	57
Treasury Stock Repurchased	—	—	—	—	(61)	(61)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(27)	—	—	(20)	(47)
Balance at September 30, 2023	$206	$6,133	$(7)	$22,047	$(621)	$27,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2023	$206	$6,166	$(9)	$22,634	$(907)	$28,090
Net Income	—	—	—	5,152	—	5,152
Common Stock Dividends Declared, $2.73 Per Share	—	—	—	(1,555)	—	(1,555)
Other Comprehensive Income	—	—	—	—	—	—
Restricted Stock and Restricted Stock Units, Net	—	(224)	—	—	224	—
Stock-Based Compensation Expenses	—	148	—	—	—	148
Treasury Stock Repurchased	—	—	—	—	(2,218)	(2,218)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(32)	—	—	(11)	(43)
Balance at September 30, 2024	$206	$6,058	$(9)	$26,231	$(2,912)	$29,574

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2022	$206	$6,187	$(8)	$18,472	$(78)	$24,779
Net Income	—	—	—	5,606	—	5,606
Common Stock Dividends Declared, $3.475 Per Share	—	—	—	(2,031)	—	(2,031)
Other Comprehensive Income	—	—	1	—	—	1
Restricted Stock and Restricted Stock Units, Net	—	(156)	—	—	156	—
Stock-Based Compensation Expenses	—	126	—	—	—	126
Treasury Stock Repurchased	—	—	—	—	(676)	(676)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(24)	—	—	(23)	(47)
Balance at September 30, 2023	$206	$6,133	$(7)	$22,047	$(621)	$27,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$5,152	$5,606
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,089	2,562
Impairments	115	123
Stock-Based Compensation Expenses	148	126
Deferred Income Taxes	547	484
Gains on Asset Dispositions, Net	(39)	(95)
Other, Net	14	5
Dry Hole Costs	6	1
Mark-to-Market Financial Commodity and Other Derivative Contracts
Gains, Net	(269)	(520)
Net Cash Received from (Payments for) Settlements of Financial Commodity Derivative Contracts	195	(130)
Other, Net	—	(2)
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	200	(239)
Inventories	222	(331)
Accounts Payable	(188)	(70)
Accrued Taxes Payable	390	200
Other Assets	78	3
Other Liabilities	17	200
Changes in Components of Working Capital Associated with Investing Activities	(297)	313
Net Cash Provided by Operating Activities	9,380	8,236
Investing Cash Flows
Additions to Oil and Gas Properties	(4,105)	(4,025)
Additions to Other Property, Plant and Equipment	(902)	(638)
Proceeds from Sales of Assets	19	135
Changes in Components of Working Capital Associated with Investing Activities	297	(313)
Net Cash Used in Investing Activities	(4,691)	(4,841)
Financing Cash Flows
Long-Term Debt Repayments	—	(1,250)
Dividends Paid	(1,578)	(2,041)
Treasury Stock Purchased	(2,253)	(728)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	11	10
Debt Issuance Costs	—	(8)
Repayment of Finance Lease Liabilities	(25)	(24)
Net Cash Used in Financing Activities	(3,845)	(4,041)
Effect of Exchange Rate Changes on Cash	—	—
Increase (Decrease) in Cash and Cash Equivalents	844	(646)
Cash and Cash Equivalents at Beginning of Period	5,278	5,972
Cash and Cash Equivalents at End of Period	$6,122	$5,326

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2023 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease and Well	$22	$16	$50	$39
Gathering, Processing and Transportation Costs	2	1	5	3
Exploration Costs	8	8	20	18
General and Administrative	26	32	73	66
Total	$58	$57	$148	$126

At September 30, 2024, approximately 13 million common shares remained available for grant under the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan). EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and of stock-settled stock appreciation rights (SARs) grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $8 million for both the three months ended September 30, 2024 and 2023, and $17 million and $20 million for the nine months ended September 30, 2024 and 2023, respectively.

EOG did not grant any stock options or SARs during the nine-month periods ended September 30, 2024 and 2023. Weighted average fair values and valuation assumptions used to value ESPP grants during the nine-month periods ended September 30, 2024 and 2023 are as follows:

	ESPP
	Nine Months Ended September 30,
	2024	2023
Weighted Average Fair Value of Grants	$26.03	$29.39
Expected Volatility	25.78%	38.07%
Risk-Free Interest Rate	5.17%	5.02%
Dividend Yield	2.87%	2.67%
Expected Life	0.5 years	0.5 years

Expected volatility is based on an equal weighting of historical volatility and implied volatility from traded options in EOG's common stock. The risk-free interest rate is based upon United States Treasury yields in effect at the time of grant. The expected life is based upon historical experience and contractual terms of ESPP grants.

The following table sets forth stock option and SAR transactions for the nine-month periods ended September 30, 2024 and 2023 (stock options and SARs in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Number of Stock Options/SARs	Weighted Average Exercise Price	Number of Stock Options/SARs	Weighted Average Exercise Price
Outstanding at January 1	2,843	$79.22	4,225	$77.49
Exercised (1)	(882)	75.46	(924)	76.88
Forfeited	(33)	86.69	(78)	86.69
Outstanding at September 30 (2)	1,928	$80.81	3,223	$77.45
Vested or Expected to Vest (3)	1,928	$80.81	3,175	$77.38
Exercisable at September 30 (4)	1,926	$80.80	2,646	$76.53

(1)The total intrinsic value of stock options/SARs exercised during the nine months ended September 30, 2024 and 2023 was $46 million in both periods. The intrinsic value is based upon the difference between the market price of EOG's common stock on the date of exercise and the exercise price of the stock options/SARs.
(2)The total intrinsic value of stock options/SARs outstanding at September 30, 2024 and 2023 was $83 million and $159 million, respectively. At September 30, 2024 and 2023, the weighted average remaining contractual life was 2.7 years and 3.6 years, respectively.
(3)The total intrinsic value of stock options/SARs vested or expected to vest at September 30, 2024 and 2023 was $83 million and $157 million, respectively. At September 30, 2024 and 2023, the weighted average remaining contractual life was 2.7 years and 3.6 years, respectively.
(4)The total intrinsic value of stock options/SARs exercisable at September 30, 2024 and 2023 was $83 million and $133 million, respectively. At September 30, 2024 and 2023, the weighted average remaining contractual life was 2.7 years and 3.3 years, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At September 30, 2024, unrecognized compensation expense related to non-vested stock option, SAR and ESPP grants totaled $1 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 0.2 years.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $39 million and $43 million for the three months ended September 30, 2024 and 2023, respectively, and $113 million and $95 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2024 and 2023 (shares and units in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,364	$111.24	4,113	$80.77
Granted	1,822	122.35	1,629	131.33
Released (1)	(1,264)	85.21	(1,208)	40.27
Forfeited	(143)	113.78	(85)	84.25
Outstanding at September 30 (2)	4,779	$122.28	4,449	$110.21

(1)The total intrinsic value of restricted stock and restricted stock units released during the nine months ended September 30, 2024 and 2023, was $155 million and $156 million, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2024 and 2023, was $588 million and $564 million, respectively.

At September 30, 2024, unrecognized compensation expense related to restricted stock and restricted stock units totaled $396 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

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

For the grants made beginning in September 2022, as more fully discussed in the grant agreements, the applicable performance metrics are 1) EOG's TSR over the Performance Period relative to the TSR over the same period of a designated group of peer companies and 2) EOG's average return on capital employed (ROCE) over the Performance Period. At the end of the Performance Period, a performance multiple based on EOG's relative TSR ranking will be determined, with a minimum performance multiple of 0% and a maximum performance multiple of 200%. A specified modifier ranging from -70% to +70% will then be applied to the performance multiple based on EOG's average ROCE over the Performance Period, provided that in no event shall the performance multiple, after applying the ROCE modifier, be less than 0% or exceed 200%. Furthermore, if EOG's TSR over the Performance Period is negative (i.e., less than 0%), the performance multiple will be capped at 100%, regardless of EOG's relative TSR ranking or average ROCE over the Performance Period.

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $2 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and $9 million and $11 million for the nine months ended September 30, 2024 and 2023, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the nine-month periods ended September 30, 2024 and 2023 (units in thousands):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	630		$95.49	688	$83.82
Granted	109		130.31	109	141.59
Released (1)	(45)		43.33	(86)	79.98
Forfeited for Performance Multiple (2)	(135)		43.33	(86)	79.98
Outstanding at September 30 (3)	559	(4)	$119.05	625	$94.94

(1)The total intrinsic value of Performance Units released was $5 million and $10 million for the nine months ended September 30, 2024 and 2023, respectively. The intrinsic value is based upon the closing price of EOG's common stock on the date the Performance Units are released.
(2)Upon completion of the Performance Period for the Performance Units granted in 2020 and 2019, a performance multiple of 25% and 50%, respectively, was applied to each of the grants resulting in a forfeiture of Performance Units in February 2024 and February 2023.
(3)The total intrinsic value of Performance Units outstanding at September 30, 2024 and 2023, was $69 million and $79 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 1,118 Performance Units could be outstanding.

At September 30, 2024, unrecognized compensation expense related to Performance Units totaled $24 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

Other Stock Awards. In August 2024, and in recognition of EOG's 25th anniversary as an independent public company, EOG awarded 25 shares of EOG common stock to each of its non-executive officer employees. Stock-based compensation expense related to the awards totaled $9 million for both the three months and nine months ended September 30, 2024, and the intrinsic value of the awards was $9 million (based upon the closing price of EOG's common stock on the August 16, 2024 award date). A gross-up to account for income taxes was also recognized.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and nine-month periods ended September 30, 2024 and 2023 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,673	$2,030	$5,152	$5,606
Denominator for Basic Earnings Per Share -
Weighted Average Shares	564	579	569	581
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	1	1	1
Restricted Stock/Units and Performance Units	3	3	3	2
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	568	583	573	584
Net Income Per Share
Basic	$2.97	$3.51	$9.05	$9.65
Diluted	$2.95	$3.48	$8.99	$9.60

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero for both the three-month periods ended September 30, 2024 and 2023, and zero and 1 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
Interest (1)	$75	$110
Income Taxes, Net of Refunds Received	$587	$876

(1)Net of capitalized interest of $32 million and $24 million for the nine months ended September 30, 2024 and 2023, respectively.

EOG's accrued capital expenditures and amounts recorded within accounts payable at September 30, 2024 and 2023 were $690 million and $716 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2024 and 2023, included additions of $106 million and $154 million, respectively, to EOG's oil and gas properties as a result of property exchanges.

Operating activities for the nine months ended September 30, 2023, included net cash received of $324 million related to the change in collateral posted for financial commodity derivative contracts. EOG had no collateral posted or held during the nine months ended September 30, 2024. For related discussion, see Note 12. This amount is reflected in Other Liabilities within the Changes in Components of Working Capital and Other Assets and Liabilities line item on the Condensed Consolidated Statements of Cash Flows.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

Selected financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues and Other
United States	$5,881	$6,164	$17,897	$17,625
Trinidad	84	48	216	203
Other International (1)	—	—	—	1
Total	$5,965	$6,212	$18,113	$17,829
Operating Income (Loss)
United States	$2,063	$2,559	$6,474	$7,032
Trinidad	30	17	62	99
Other International (1)	(4)	(19)	(46)	(32)
Total	2,089	2,557	6,490	7,099
Reconciling Items
Other Income, Net	76	52	204	168
Interest Expense, Net	(31)	(36)	(100)	(113)
Income Before Income Taxes	$2,134	$2,573	$6,594	$7,154

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG is continuing the process of exiting its Canada operations. EOG began an exploration program in Australia in the third quarter of 2021.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Total assets by reportable segment are presented below at September 30, 2024 and December 31, 2023 (in millions):

	At September 30, 2024	At December 31, 2023
Total Assets
United States	$44,867	$42,674
Trinidad	1,094	1,063
Other International (1)	190	120
Total	$46,151	$43,857

(1)    Other International primarily consists of EOG's international exploration programs and Canada operations. EOG is continuing the process of exiting its Canada operations. EOG began an exploration program in Australia in the third quarter of 2021.

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
Carrying Amount at January 1	$1,506	$1,328
Liabilities Incurred	39	49
Liabilities Settled (1)	(50)	(80)
Accretion	43	37
Revisions	(84)	166
Foreign Currency Translations	(1)	—
Carrying Amount at September 30	$1,453	$1,500

Current Portion	$44	$42
Noncurrent Portion	$1,409	$1,458

(1)Includes settlements related to asset sales and property exchanges.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Exploratory Well Costs

EOG's net changes in capitalized exploratory well costs for the nine-month period ended September 30, 2024, are presented below (in millions):

Nine Months Ended September 30, 2024
Balance at January 1	$76
Additions Pending the Determination of Proved Reserves	46
Reclassifications to Proved Properties	(58)
Costs Charged to Expense (1)	(1)
Balance at September 30	$63

(1)    Includes capitalized exploratory well costs charged to dry hole costs.

At September 30, 2024, EOG had no exploratory wells capitalized for a period of greater than one year.

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

9.    Pension and Postretirement Benefits

Pension Plans. EOG has a defined contribution pension plan in place for most of its employees in the United States. EOG's contributions to the pension plan are based on various percentages of compensation and, in some instances, are based upon the amount of the employees' contributions. EOG's total costs recognized for the pension plan were $46 million and $42 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, EOG's Trinidadian subsidiary maintains a contributory defined benefit pension plan and a matched savings plan, both of which are available to most of the employees of the Trinidadian subsidiary, the costs of which are not material.

Postretirement Health Care. EOG has postretirement medical and dental benefits in place for eligible United States and Trinidad employees and their eligible dependents, the costs of which are not material.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.    Long-Term Debt and Common Stock

Long-Term Debt. EOG had no outstanding commercial paper borrowings at September 30, 2024 and December 31, 2023, and did not utilize any commercial paper borrowings during the nine months ended September 30, 2024 and 2023.

At September 30, 2024, the $500 million aggregate principal amount of EOG's 3.15% Senior Notes due 2025 was classified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

EOG currently has a $1.9 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 7, 2028, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $1.9 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either the Secured Overnight Financing Rate (SOFR) plus 0.1% plus an applicable margin or the base rate (as defined in the Agreement) plus an applicable margin. The applicable margin used in connection with interest rates and fees will be based on EOG's credit rating for its senior unsecured long-term debt at the applicable time. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of total debt-to-capitalization (as such terms are defined in the Agreement) of no greater than 65%. At September 30, 2024, EOG was in compliance with this financial covenant. At September 30, 2024, and December 31, 2023, there were no borrowings or letters of credit outstanding under the Agreement. The SOFR and base rate (inclusive of the applicable margins), had there been any amounts borrowed under the Agreement at September 30, 2024, would have been 5.85% and 8.00%, respectively.

Common Stock. In November 2021, the Board of Directors (Board) established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (Share Repurchase Authorization). During the nine months ended September 30, 2024, EOG repurchased 18.0 million shares of common stock for approximately $2,198 million (inclusive of transaction fees and commissions) pursuant to the Share Repurchase Authorization. As of September 30, 2024, approximately $1.8 billion remained available for repurchases under the Share Repurchase Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2024, is $20 million of estimated federal excise taxes. Subsequent to September 30, 2024, the Board increased the Share Repurchase Authorization from $5 billion to $10 billion, effective November 7, 2024.

Under the Share Repurchase Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The Share Repurchase Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time.

On February 22, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share paid on April 30, 2024, to stockholders of record as of April 16, 2024.

On May 2, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share paid on July 31, 2024, to stockholders of record as of July 17, 2024.

On August 1, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share paid on October 31, 2024, to stockholders of record as of October 17, 2024.

On November 7, 2024, the Board increased the quarterly cash dividend on the common stock from the previous $0.91 per share to $0.975 per share, effective beginning with the dividend payable on January 31, 2025, to stockholders of record as of January 17, 2025.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2023 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2024 and December 31, 2023 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2024
Financial Assets:
Natural Gas Basis Swaps	$—	$2	$—	$2
Brent Crude Oil (Brent) Linked Gas Sales Contract	—	—	148	148
Financial Liabilities:
Natural Gas Swaps	—	73	—	73

At December 31, 2023
Financial Assets:
Natural Gas Swaps	$—	$105	$—	$105
Natural Gas Basis Swaps	—	2	—	2
Financial Liabilities:
Natural Gas Swaps	—	104	—	104

See Note 12 for the balance sheet amounts and classification of EOG's financial commodity and other derivative instruments at September 30, 2024 and December 31, 2023.

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

At both September 30, 2024 and December 31, 2023, EOG had outstanding $3,640 million aggregate principal amount of senior notes, which had estimated fair values at such dates of approximately $3,593 million and $3,574 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the nine-month period ended September 30, 2024 (closed) and outstanding as of September 30, 2024. Natural gas volumes are presented in MMBtud and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - October 2024 (closed)	New York Mercantile Exchange (NYMEX) Henry Hub	725	$3.07
November - December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - September 2024 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
October - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity and Other Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity and other derivative instruments at September 30, 2024 and December 31, 2023. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2024	December 31, 2023
Asset Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current portion	Assets from Price Risk Management Activities (1)	$—	$106
Brent Linked Gas Sales Contract -
Noncurrent Portion	Other Assets (2)	148	—
Liability Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current Portion	Liabilities from Price Risk Management Activities (3)	$32	$—
Noncurrent portion	Other Liabilities (4)	39	103

(1)    The current portion of Assets from Price Risk Management Activities consists of gross assets of $106 million at December 31, 2023.
(2)    The noncurrent portion related to the Brent Linked Gas Sales Contract consists of gross assets of $148 million at September 30, 2024.
(3)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $33 million, partially offset by gross assets of $1 million at September 30, 2024.
(4)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $39 million at September 30, 2024. The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $104 million, partially offset by gross assets of $1 million at December 31, 2023.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

All of EOG's financial commodity derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that, as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2024 and December 31, 2023. EOG had no collateral posted and no collateral held at September 30, 2024 and December 31, 2023. EOG had no collateral posted and no collateral held at November 6, 2024.

13.  Acquisitions and Divestitures

During the nine months ended September 30, 2024, EOG paid cash of $139 million, primarily to acquire a gathering system in South Texas. Additionally, during the nine months ended September 30, 2024, EOG recognized net gains on asset dispositions of $39 million and received proceeds of $19 million, primarily due to lease exchanges and dispositions in the Delaware Basin and the Eagle Ford as well as the sale of certain other assets.

During the nine months ended September 30, 2023, EOG paid cash of $134 million, primarily to acquire a gathering and processing system in the Powder River Basin. Additionally, during the nine months ended September 30, 2023, EOG recognized net gains on asset dispositions of $95 million and received proceeds of $135 million, primarily due to the sale of EOG's equity interest in ammonia plant investments in Trinidad, certain legacy assets in the Texas Panhandle, certain gathering and processing assets and certain other assets.

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

For the first nine months of 2024, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $77.55 per barrel and $2.10 per million British thermal units (MMBtu), respectively, representing an increase of 0.2% and a decrease of 22%, respectively, from the average NYMEX prices for the same period in 2023. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Based on EOG's tax position, EOG's price sensitivity as of September 30, 2024, for each $1.00 per barrel increase or decrease in wellhead crude oil and condensate price, combined with the estimated change in NGL price, is approximately $153 million for net income and $196 million for pretax cash flows from operating activities, in each case for the full-year 2024.

Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for which prices have not (as of September 30, 2024) been determined under long-term marketing contracts, EOG's price sensitivity as of September 30, 2024, for each $0.10 per thousand cubic feet increase or decrease in wellhead natural gas price, is approximately $27 million for net income and $34 million for pretax cash flows from operating activities, in each case for the full-year 2024.

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

Climate Change. For discussion of climate change matters and related regulatory matters, including potential developments related to climate change and the potential impacts and risks of such developments on EOG, see ITEM 1A, Risk Factors and the related discussion in ITEM 1, Business - Regulation of EOG's 2023 Annual Report. EOG will continue to monitor and assess any climate change-related developments, including the SEC's climate-related disclosure rules adopted in March 2024, that could impact EOG and the oil and gas industry, to determine the impact on its business and operations, and take appropriate actions where necessary.

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

During the first nine months of 2024, EOG continued to (i) focus on improving well performance and operating efficiencies, (ii) evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and (iii) look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 72% and 73% of EOG's United States production during the first nine months of 2024 and 2023, respectively. During the first nine months of 2024, EOG's drilling and completion activities occurred primarily in the Delaware Basin play and the Eagle Ford play. EOG's major producing areas in the United States are in New Mexico and Texas.

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

During the first nine months of 2024, EOG completed one net developmental well and one net exploratory well from the recently installed Osprey B platform in the Modified U(a) Block. EOG also completed one net exploratory well and is currently completing another exploratory well from the Oilbird platform in the SECC Block. In June 2024, EOG relinquished its rights to a portion of the contract area governed by the Trinidad Northern Area License located offshore the southwest coast of Trinidad. In July 2024, EOG signed a farmout agreement with BP Trinidad and Tobago LLC, which allows EOG to earn a 50% working interest to develop the Coconut gas field in the East Mayaro and South East Galeota Areas. Additionally, EOG is currently in discussions with the Government of Trinidad and Tobago regarding the potential award of the Lower Reverse L and NCMA 4(a) Blocks in respect of the 2023 shallow water bid round. In the fourth quarter of 2024, EOG expects to recomplete two wells in the Sercan Area and also drill an exploratory well in the deep Teak, Samaan and Poui Area. Additionally, EOG expects to complete construction and installation of the platform and commence pipeline installation in the Mento Area.

Other International. In November 2021, a subsidiary of EOG was granted an exploration permit for the WA-488-P Block, located offshore Western Australia. During the first nine months of 2024, EOG continued to prepare for the drilling of an exploration well in this block.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploration opportunities in countries where crude oil and natural gas reserves have been identified.

2024 Capital and Operating Plan. Total 2024 capital expenditures are estimated to range from approximately $6.1 billion to $6.3 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its plays where it generates the highest rates of return - specifically, in the Delaware Basin, Eagle Ford, Utica and Rocky Mountain area. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to focus on improving operating efficiencies; see the above related discussion. Full-year 2024 total crude oil, NGLs and natural gas production is expected to increase modestly versus 2023. In addition, EOG plans to continue to spend a portion of its anticipated 2024 capital expenditures on leasing acreage, evaluating new prospects, transportation infrastructure and environmental projects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 11% at September 30, 2024 and 12% at December 31, 2023. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

At September 30, 2024, EOG maintained a strong financial and liquidity position, including $6.1 billion of cash and cash equivalents on hand and $1.9 billion of availability under its senior unsecured revolving credit facility. At September 30, 2024, the $500 million aggregate principal amount of its 3.15% Senior Notes due 2025 was classified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

The Internal Revenue Service previously announced tax relief related to 2024 severe weather events occurring in various Texas counties, including Harris County where EOG's corporate offices are located. The tax relief permits eligible taxpayers to postpone certain tax filings and payments.

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

On August 1, 2024, the Board declared a quarterly cash dividend on the common stock of $0.91 per share paid on October 31, 2024, to stockholders of record as of October 17, 2024.

On November 7, 2024, the Board increased the quarterly cash dividend on the common stock from the previous $0.91 per share to $0.975 per share, effective beginning with the dividend payable on January 31, 2025, to stockholders of record as of January 17, 2025.

Share Repurchases. In November 2021, the Board established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (Share Repurchase Authorization). During the three and nine months ended September 30, 2024, EOG repurchased 6.1 million and 18.0 million shares of common stock for approximately $758 million and $2,198 million (inclusive of transaction fees and commissions), respectively, pursuant to the Share Repurchase Authorization. As of September 30, 2024, approximately $1.8 billion remained available for repurchases under the Share Repurchase Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2024, are $7 million and $20 million, respectively, of estimated federal excise taxes. Subsequent to September 30, 2024, the Board increased the Share Repurchase Authorization from $5 billion to $10 billion, effective November 7, 2024.

Under the Share Repurchase Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The Share Repurchase Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time.

Results of Operations

The following review of operations for the three months and nine months ended September 30, 2024 and 2023 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Operating Revenues. During the third quarter of 2024, operating revenues decreased $247 million, or 4%, to $5,965 million from $6,212 million for the same period of 2023. Total wellhead revenues, which are revenues generated from sales of EOG's production of crude oil and condensate, NGLs and natural gas, for the third quarter of 2024 decreased $251 million, or 5%, to $4,384 million from $4,635 million for the same period of 2023. EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $79 million for the third quarter of 2024 compared to net gains of $43 million for the same period of 2023. Gathering, processing and marketing revenues for the third quarter of 2024 increased $3 million to $1,481 million from $1,478 million for the same period of 2023. Net losses on asset dispositions were $7 million for the third quarter of 2024 compared to net gains of $35 million for the same period of 2023.

Wellhead volume and price statistics for the three-month periods ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024	2023
Crude Oil and Condensate Volumes (MBbld) (1)
United States	491.8	482.8
Trinidad	1.2	0.5
Total	493.0	483.3
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$76.95	$83.61
Trinidad	63.15	71.38
Composite	76.92	83.60
Natural Gas Liquids Volumes (MBbld) (1)
United States	254.3	231.1
Total	254.3	231.1
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$22.42	$23.56
Natural Gas Volumes (MMcfd) (1)
United States	1,745	1,562
Trinidad	225	142
Total	1,970	1,704
Average Natural Gas Prices ($/Mcf) (2)
United States	$1.84	$2.59
Trinidad	3.68	3.41
Composite	2.05	2.66
Crude Oil Equivalent Volumes (MBoed) (3)
United States	1,037.1	974.2
Trinidad	38.6	24.3
Total	1,075.7	998.5

Total MMBoe (3)	99.0	91.9

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

Wellhead crude oil and condensate revenues for the third quarter of 2024 decreased $229 million, or 6%, to $3,488 million from $3,717 million for the same period of 2023. The decrease was due to a lower composite average price ($317 million), partially offset by an increase of 9.7 MBbld, or 2%, in wellhead crude oil and condensate production ($88 million). Increased production was primarily from the Utica. EOG's composite wellhead crude oil and condensate price for the third quarter of 2024 decreased 8% to $76.92 per barrel compared to $83.60 per barrel for the same period of 2023.

NGL revenues for the third quarter of 2024 increased $23 million, or 5%, to $524 million from $501 million for the same period of 2023 due to an increase of 23.2 MBbld, or 10%, in NGL deliveries ($51 million), partially offset by a lower composite average price ($28 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the third quarter of 2024 decreased 5% to $22.42 per barrel compared to $23.56 per barrel for the same period of 2023.

Wellhead natural gas revenues for the third quarter of 2024 decreased $45 million, or 11%, to $372 million from $417 million for the same period of 2023. The decrease was due to a lower composite average price ($114 million), partially offset by an increase in natural gas deliveries ($69 million). Natural gas deliveries for the third quarter of 2024 increased 266 MMcfd, or 16%, compared to the same period of 2023 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the third quarter of 2024 decreased 23% to $2.05 per Mcf compared to $2.66 per Mcf for the same period of 2023.

During the third quarter of 2024, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $79 million compared to net gains of $43 million for the same period of 2023. The net gains of $79 million included gains of $15 million related to the Brent crude oil (Brent) linked gas sales contract. During the third quarter of 2024, net cash received from settlements of financial commodity derivative contracts was $61 million compared to net cash received from settlements of financial commodity derivative contracts of $23 million for the same period of 2023.

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

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2024 decreased $114 million as compared to the same period of 2023 primarily due to lower margins on crude oil marketing activities.

Operating and Other Expenses.  For the third quarter of 2024, operating expenses of $3,876 million were $221 million higher than the $3,655 million incurred during the third quarter of 2023.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Lease and Well	$3.96	$4.02
Gathering, Processing and Transportation Costs (GP&T)	4.50	4.42
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.89	9.31
Other Property, Plant and Equipment	0.53	0.47
General and Administrative (G&A)	1.69	1.75
Interest Expense, Net	0.31	0.39
Total (1)	$20.88	$20.36

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A and interest expense, net for the three months ended September 30, 2024, compared to the same period of 2023, are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

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

Lease and well expenses of $392 million for the third quarter of 2024 increased $23 million from $369 million for the same prior year period primarily due to increased operating and maintenance costs ($18 million) and increased lease and well administrative expenses ($6 million), both in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting from increased production.

GP&T costs represent costs to process and deliver hydrocarbon products from the lease to a downstream point of sale. GP&T costs include operating and maintenance expenses from EOG-owned assets, fees paid to third party operators and administrative expenses associated with operating EOG's GP&T assets. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

GP&T costs of $445 million for the third quarter of 2024 increased $39 million from $406 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Permian Basin and Utica.

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

DD&A expenses for the third quarter of 2024 increased $133 million to $1,031 million from $898 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2024 were $123 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($54 million) and in Trinidad ($8 million), and increased unit rates in the United States ($50 million) and in Trinidad ($11 million). DD&A expenses associated with other property, plant and equipment for the third quarter of 2024 were $10 million higher than the same prior year period primarily due to an increase in expenses related to GP&T assets and equipment.

G&A expenses of $167 million for the third quarter of 2024 increased $6 million from $161 million for the same prior year period primarily due to increased professional and other services costs.

Interest expense, net of $31 million for the third quarter of 2024 decreased $5 million compared to the same prior year period primarily due to higher capitalized interest.

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

The following table sets forth impairments for the third quarter of 2024 and 2023 (in millions):

	Three Months Ended September 30,
	2024	2023
Proved properties	$1	$23
Unproved properties	14	30
Other assets	—	—
Firm commitment contracts	—	1
Total	$15	$54

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2024 decreased $58 million to $283 million (6.5% of wellhead revenues) from $341 million (7.4% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to increased state severance tax refunds ($30 million) and decreased severance/production taxes ($25 million), all in the United States.

Other income, net of $76 million for the third quarter of 2024 increased $24 million from $52 million for the same prior year period. The increase was primarily due to increased interest income.

Income taxes of $461 million for the third quarter of 2024 decreased from income taxes of $543 million for the third quarter of 2023 primarily due to decreased pretax income.  The net effective tax rate for the third quarter of 2024 increased to 22% from 21% for the third quarter of 2023.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Operating Revenues. During the first nine months of 2024, operating revenues increased $284 million, or 2%, to $18,113 million from $17,829 million for the same period of 2023. Total wellhead revenues for the first nine months of 2024 increased $450 million, or 4%, to $13,269 million from $12,819 million for the same period of 2023. During the first nine months of 2024, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $269 million compared to net gains of $520 million for the same period of 2023. Gathering, processing and marketing revenues for the first nine months of 2024 increased $126 million, or 3%, to $4,459 million from $4,333 million for the same period of 2023. Net gains on asset dispositions were $39 million for the first nine months of 2024 compared to net gains of $95 million for the same period of 2023.

Wellhead volume and price statistics for the nine-month periods ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Crude Oil and Condensate Volumes (MBbld)
United States	489.6	472.0
Trinidad	0.8	0.6
Total	490.4	472.6
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$79.36	$78.69
Trinidad	66.22	68.37
Composite	79.34	78.67
Natural Gas Liquids Volumes (MBbld)
United States	243.7	219.7
Total	243.7	219.7
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$23.25	$23.35
Natural Gas Volumes (MMcfd)
United States	1,691	1,517
Trinidad	209	154
Total	1,900	1,671
Average Natural Gas Prices ($/Mcf) (1)
United States	$1.84	$2.70
Trinidad	3.57	3.59
Composite	2.03	2.78
Crude Oil Equivalent Volumes (MBoed)
United States	1,015.0	944.6
Trinidad	35.8	26.2
Total	1,050.8	970.8

Total MMBoe	287.9	265.0

(1)    Excludes the impact of financial commodity and other derivative instruments (see Note 12 to the Condensed Consolidated Financial Statements).

Wellhead crude oil and condensate revenues for the first nine months of 2024 increased $509 million, or 5%, to $10,660 million from $10,151 million for the same period of 2023 due to an increase of 17.8 MBbld, or 4%, in wellhead crude oil and condensate production ($420 million) and a higher composite average price ($89 million). Increased production was primarily in the Permian Basin and Utica. EOG's composite wellhead crude oil and condensate price for the first nine months of 2024 increased 1% to $79.34 per barrel compared to $78.67 per barrel for the same period of 2023.

NGL revenues for the first nine months of 2024 increased $152 million, or 11%, to $1,552 million from $1,400 million for the same period of 2023 due to an increase of 24.0 MBbld, or 11%, in NGL deliveries ($159 million), partially offset by a lower composite average price ($7 million). Increased production was primarily from the Permian Basin. EOG's composite NGL price for the first nine months of 2024 decreased to $23.25 per barrel compared to $23.35 per barrel for the same period of 2023.

Wellhead natural gas revenues for the first nine months of 2024 decreased $211 million, or 17%, to $1,057 million from $1,268 million for the same period of 2023. The decrease was due to a lower composite average price ($393 million), partially offset by an increase in natural gas deliveries ($182 million). Natural gas deliveries for the first nine months of 2024 increased 229 MMcfd, or 14%, compared to the same period of 2023 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in Trinidad. EOG's composite wellhead natural gas price for the first nine months of 2024 decreased 27% to $2.03 per Mcf compared to $2.78 per Mcf for the same period of 2023.

During the first nine months of 2024, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $269 million compared to net gains of $520 million for the same period of 2023. The net gains of $269 million included gains of $148 million related to the Brent linked gas sales contract. During the first nine months of 2024, net cash received from settlements of financial commodity derivative contracts was $195 million. Net cash paid for settlements of financial commodity derivative contracts was $130 million for the same period of 2023.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2024 decreased $68 million as compared to the same period of 2023 primarily due to lower margins on crude oil marketing activities, sand sales and natural gas marketing activities.

Operating and Other Expenses. For the first nine months of 2024, operating expenses of $11,623 million were $893 million higher than the $10,730 million incurred during the same period of 2023. The following table presents the costs per Boe for the nine-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Lease and Well	$4.09	$4.06
GP&T	4.45	4.52
DD&A -
Oil and Gas Properties	10.20	9.19
Other Property, Plant and Equipment	0.53	0.48
G&A	1.67	1.69
Interest Expense, Net	0.35	0.43
Total (1)	$21.29	$20.37

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A, and interest expense, net for the nine months ended September 30, 2024, compared to the same period of 2023 are set forth below. See "Operating Revenues" above for a discussion of wellhead volumes.

Lease and well expenses of $1,178 million for the first nine months of 2024 increased $102 million from $1,076 million for the same prior year period primarily due to increased operating and maintenance costs ($71 million), increased lease and well administrative expenses ($19 million) and increased workover expenditures ($14 million), all in the United States. Lease and well expenses increased in the United States primarily due to increased operating activities resulting from increased production.

GP&T costs of $1,281 million for the first nine months of 2024 increased $84 million from $1,197 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Permian Basin and Utica.

DD&A expenses for the first nine months of 2024 increased $527 million to $3,089 million from $2,562 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2024 were $502 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($185 million) and in Trinidad ($18 million), and increased unit rates in the United States ($147 million) and in Trinidad ($30 million). In addition, the recording of an adjustment to DD&A ($117 million) primarily related to natural gas production used by EOG's domestic gathering systems also contributed to the variance. DD&A expenses associated with other property, plant and equipment for the first nine months of 2024 were $25 million higher than the same prior year period primarily due to an increase in expenses related to GP&T assets and equipment.

G&A expenses of $480 million for the first nine months of 2024 increased $32 million from $448 million for the same prior year period primarily due to increased employee-related costs ($20 million), professional and other services costs ($9 million) and information systems costs ($8 million).

Interest expense, net of $100 million for the first nine months of 2024 decreased $13 million compared to the same prior year period primarily due to higher capitalized interest ($8 million) and the repayment in March 2023 of the $1,250 million aggregate principal amount of 2.625% Senior Notes due 2023 ($7 million).

Exploration costs of $122 million for the first nine months of 2024 decreased $18 million from $140 million for the same prior year period due primarily to decreased geological and geophysical expenditures ($27 million), partially offset by increased administrative expenses ($6 million) and delay rentals ($3 million).

The following table sets forth impairments for the nine-month periods ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
Proved properties	$36	$26
Unproved properties	48	95
Other assets	30	—
Firm commitment contracts	1	2
Total	$115	$123

Taxes other than income for the first nine months of 2024 decreased $25 million to $958 million (7.2% of wellhead revenues) from $983 million (7.7% of wellhead revenues) for the same prior year period. The decrease in taxes other than income was primarily due to increased state severance tax refunds ($30 million) and decreased ad valorem/property taxes ($21 million), partially offset by increased severance/production taxes ($24 million), all in the United States.

Other income, net of $204 million for the first nine months of 2024 increased $36 million from $168 million for the same prior year period. The increase was primarily due to increased interest income.

Income taxes of $1,442 million for the first nine months of 2024 decreased from income taxes of $1,548 million for the first nine months of 2023 primarily due to decreased pretax income. The net effective tax rate for the first nine months of 2024 was unchanged from the prior year rate of 22%.

Capital Resources and Liquidity

Cash Flow. The primary sources of cash for EOG during the nine months ended September 30, 2024, were funds generated from operations and, to a lesser extent, net cash received from settlements of financial commodity derivative contracts. The primary uses of cash were exploration and development expenditures; funds used in operations; dividend payments to stockholders; purchases of treasury stock; and other property, plant and equipment expenditures. During the first nine months of 2024, EOG's cash balance increased $844 million to $6,122 million from $5,278 million at December 31, 2023.

Net cash provided by operating activities of $9,380 million for the first nine months of 2024 increased $1,144 million compared to the same period of 2023 primarily due to an increase in wellhead revenues ($450 million), a decrease in net cash used in working capital and other assets and liabilities ($450 million), an increase in net cash received from settlements of financial commodity derivative contracts ($325 million), and a decrease in net cash paid for income taxes ($289 million), partially offset by the return of cash collateral posted for financial commodity derivative contracts in the first nine months of 2023 ($324 million) and an increase in cash operating expenses ($153 million).

Net cash used in investing activities of $4,691 million for the first nine months of 2024 decreased $150 million compared to the same period of 2023 due to a decrease in cash used in working capital associated with investing activities ($610 million), partially offset by an increase in additions to other property, plant and equipment ($264 million), a decrease in proceeds from the sale of assets ($116 million) and an increase in additions to oil and gas properties ($80 million).

Net cash used in financing activities of $3,845 million for the first nine months of 2024 included purchases of treasury stock ($2,253 million), cash dividend payments ($1,578 million) and repayment of finance lease liabilities ($25 million). Net cash used in financing activities of $4,041 million for the first nine months of 2023 included cash dividend payments ($2,041 million), repayments of long-term debt ($1,250 million), purchases of treasury stock ($728 million) and repayment of finance lease liabilities ($24 million).

Total Expenditures. For the full-year 2024, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $6.1 billion to $6.3 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
Expenditure Category
Capital
Exploration and Development Drilling (1)	$3,512	$3,619
Facilities	430	373
Leasehold Acquisitions (2)	205	153
Property Acquisitions (3)	26	9
Capitalized Interest	32	24
Subtotal	4,205	4,178
Exploration Costs	122	140
Dry Hole Costs	6	1
Exploration and Development Expenditures	4,333	4,319
Asset Retirement Costs (4)	(28)	227
Total Exploration and Development Expenditures	4,305	4,546
Other Property, Plant and Equipment (5)	902	638
Total Expenditures	$5,207	$5,184

(1)    Exploration and development drilling included $85 million for the nine-month period ended September 30, 2023, related to non-cash development drilling.
(2)    Leasehold acquisitions included $82 million and $60 million for the nine-month periods ended September 30, 2024 and 2023, respectively, related to non-cash property exchanges.
(3)    Property acquisitions included $24 million and $9 million for the nine-month periods ended September 30, 2024 and 2023, respectively, related to non-cash property exchanges.
(4)    Asset Retirement Costs for the nine-month period ended September 30, 2024 included a downward revision to asset retirement obligations of $84 million.
(5)    Other Property, Plant and Equipment included $137 million related to the acquisition of a gathering system in South Texas and $134 million related to the acquisition of a gathering and processing system in the Powder River Basin for the nine-month periods ended September 30, 2024 and 2023, respectively.

Exploration and development expenditures of $4,333 million for the first nine months of 2024 were $14 million higher than the same period of 2023 primarily due to increased facilities expenditures ($57 million) and increased leasehold acquisitions ($52 million), partially offset by decreased development drilling expenditures ($92 million). Exploration and development expenditures for the first nine months of 2024 of $4,333 million consisted of $3,797 million in development drilling and facilities, $478 million in exploration, $32 million in capitalized interest and $26 million in property acquisitions. Exploration and development expenditures for the first nine months of 2023 of $4,319 million consisted of $3,836 million in development drilling and facilities, $450 million in exploration, $24 million in capitalized interest and $9 million in property acquisitions.

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

The total fair value of EOG's financial commodity and other derivative contracts was reflected on the Condensed Consolidated Balance Sheets at September 30, 2024, as a net asset of $77 million.

As discussed in "Operating Revenues," the net cash received from settlements of financial commodity derivative contracts during the third quarter and first nine months of 2024 was $61 million and $195 million, respectively.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2024 to October 31, 2024 (closed) and outstanding as of October 31, 2024. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - November 2024 (closed)	NYMEX Henry Hub	725	$3.07
December 2024	NYMEX Henry Hub	725	3.07
January - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - October 2024 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
November - December 2024	NYMEX Henry Hub HSC Differential	10	0.00
January - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at November 6, 2024. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX Henry Hub prices.

Natural Gas Sales Linked to Brent Crude Oil. In February 2024, EOG entered into a 10-year agreement, commencing in 2027, to sell 180,000 MMBtud of its domestic natural gas production, with 140,000 MMBtud to be sold at a price indexed to Brent and the remaining volumes to be sold at a price indexed to Brent or a U.S. Gulf Coast gas index. It was determined that this agreement meets the definition of a derivative under the Derivatives and Hedging Topic of the Accounting Standards Codification and does not qualify for the normal purchases and normal sales scope exception. As such, this agreement is accounted for as a derivative using the mark-to-market accounting method. Changes in the fair value are recognized as gains or losses in the period of change on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 8 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter ended September 30, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)

July 1, 2024 - July 31, 2024	809,797	$124.95	$99,999,963	$2,488,730,725
August 1, 2024 - August 31, 2024	1,866,846	125.82	233,822,313	2,254,908,412
September 1, 2024 - September 30, 2024	3,796,035	121.10	423,737,349	1,831,171,063
Total	6,472,678	122.94	$757,559,625

(1)Includes 6,161,618 shares repurchased during the quarter ended September 30, 2024, at an average price of $122.95 per share (inclusive of commissions and transaction fees), pursuant to the Share Repurchase Authorization (as defined and further discussed below); such repurchases count against the Share Repurchase Authorization. The share repurchases effected during the period July 1, 2024 through August 1, 2024 were made pursuant to a Rule 10b5-1 trading plan entered into by EOG on June 28, 2024. Also includes 311,060 total shares that were withheld by or returned to EOG during the quarter ended September 30, 2024, at an average price of $122.86 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options (such shares do not count against the Share Repurchase Authorization).
(2)In November 2021, EOG's Board of Directors (Board) established a new share repurchase authorization that allows for the repurchase by EOG of up to $5 billion of its common stock (Share Repurchase Authorization). As of September 30, 2024, (i) EOG had repurchased an aggregate 26,680,275 shares at a total cost of $3,168,828,937 (inclusive of commissions and transaction fees) under the Share Repurchase Authorization and (ii) an additional $1,831,171,063 of shares remained available for repurchases under the Share Repurchase Authorization. Subsequent to September 30, 2024, the Board increased the Share Repurchase Authorization from $5 billion to $10 billion, effective November 7, 2024.
(3)Under the Share Repurchase Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares are held as treasury shares and are available for general corporate purposes. The Share Repurchase Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended or terminated by the Board at any time.

ITEM 5. OTHER INFORMATION

Trading Plans/Arrangements. On August 30, 2024, Jeffrey R. Leitzell, EOG's Executive Vice President and Chief Operating Officer, adopted a written Rule 10b5-1 trading arrangement in respect of EOG's common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934 (as amended). The arrangement, which was adopted at a time when Mr. Leitzell was not in possession of material, non-public information regarding EOG, provides for the sale by Mr. Leitzell of:

(1)    up to 15,704 shares currently held by Mr. Leitzell;
(2)    55% of the net shares to be received by Mr. Leitzell upon the vesting of 5,665 shares of restricted stock previously granted to him;
(3)    65% of the net shares to be received by Mr. Leitzell upon the vesting of 4,841 shares of restricted stock previously granted to him; and
(4)    the net shares to be received by Mr. Leitzell in connection with the exercise of 8,190 stock-settled stock appreciation rights (SARs) previously granted to him;

in each case, during the specific time periods and subject to the limit price (i.e., trigger price) conditions set forth in the arrangement (and, in the case of the grants of restricted stock and SARs, subject to EOG's withholding of shares in satisfaction of the tax withholding obligations arising upon such vestings and exercise). Mr. Leitzell's Rule 10b5-1 trading arrangement will commence following the applicable cooling-off period and will terminate upon the earlier of (i) the completion of all sales specified in the trading arrangement and (ii) December 31, 2026.

During the quarter ended September 30, 2024, no other Section 16 officer of EOG, and no director of EOG, adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 27, 2024).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Nine Months Ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets - September 30, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Nine Months Ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 7, 2024	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)