Form 10-Q
period 2025-03-31
EOG RESOURCES INC
filed 2025-05-01
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	545,787,010	(as of April 24, 2025)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Revenues and Other
Crude Oil and Condensate	$3,293	$3,480
Natural Gas Liquids	572	513
Natural Gas	637	382
Gains (Losses) on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	(191)	237
Gathering, Processing and Marketing	1,340	1,459
Gains (Losses) on Asset Dispositions, Net	(1)	26
Other, Net	19	26
Total	5,669	6,123
Operating Expenses
Lease and Well	401	396
Gathering, Processing and Transportation Costs	440	413
Exploration Costs	41	45
Dry Hole Costs	34	1
Impairments	44	19
Marketing Costs	1,325	1,404
Depreciation, Depletion and Amortization	1,013	1,074
General and Administrative	171	162
Taxes Other Than Income	341	338
Total	3,810	3,852
Operating Income	1,859	2,271
Other Income, Net	65	62
Income Before Interest Expense and Income Taxes	1,924	2,333
Interest Expense, Net	47	33
Income Before Income Taxes	1,877	2,300
Income Tax Provision	414	511
Net Income	$1,463	$1,789
Net Income Per Share
Basic	$2.66	$3.11
Diluted	$2.65	$3.10
Average Number of Common Shares
Basic	550	575
Diluted	553	577
Comprehensive Income
Net Income	$1,463	$1,789
Other Comprehensive Income
Foreign Currency Translation Adjustments	—	1
Other Comprehensive Income	—	1
Comprehensive Income	$1,463	$1,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$6,599	$7,092
Accounts Receivable, Net	2,621	2,650
Inventories	897	985
Other	563	503
Total	10,680	11,230
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	78,432	77,091
Other Property, Plant and Equipment	6,510	6,418
Total Property, Plant and Equipment	84,942	83,509
Less: Accumulated Depreciation, Depletion and Amortization	(50,310)	(49,297)
Total Property, Plant and Equipment, Net	34,632	34,212
Deferred Income Taxes	44	39
Other Assets	1,626	1,705
Total Assets	$46,982	$47,186
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,353	$2,464
Accrued Taxes Payable	668	1,007
Dividends Payable	534	539
Liabilities from Price Risk Management Activities	276	116
Current Portion of Long-Term Debt	1,280	532
Current Portion of Operating Lease Liabilities	318	315
Other	290	381
Total	5,719	5,354

Long-Term Debt	3,464	4,220
Other Liabilities	2,368	2,395
Deferred Income Taxes	5,915	5,866
Commitments and Contingencies (Note 7)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 588,939,584 Shares Issued at both March 31, 2025 and December 31, 2024	206	206
Additional Paid in Capital	6,095	6,090
Accumulated Other Comprehensive Loss	(4)	(4)
Retained Earnings	27,869	26,941
Common Stock Held in Treasury, 37,717,147 Shares at March 31, 2025 and 31,731,107 Shares at December 31, 2024	(4,650)	(3,882)
Total Stockholders' Equity	29,516	29,351
Total Liabilities and Stockholders' Equity	$46,982	$47,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2024	$206	$6,090	$(4)	$26,941	$(3,882)	$29,351
Net Income	—	—	—	1,463	—	1,463
Common Stock Dividends Declared, $0.975 Per Share	—	—	—	(535)	—	(535)
Treasury Stock Repurchased	—	—	—	—	(796)	(796)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(9)	—	—	(8)	(17)
Restricted Stock and Restricted Stock Units, Net	—	(36)	—	—	36	—
Stock-Based Compensation Expenses	—	50	—	—	—	50
Balance at March 31, 2025	$206	$6,095	$(4)	$27,869	$(4,650)	$29,516

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2023	$206	$6,166	$(9)	$22,634	$(907)	$28,090
Net Income	—	—	—	1,789	—	1,789
Common Stock Dividends Declared, $0.91 Per Share	—	—	—	(526)	—	(526)
Other Comprehensive Income	—	—	1	—	—	1
Treasury Stock Repurchased	—	—	—	—	(756)	(756)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(12)	—	—	5	(7)
Restricted Stock and Restricted Stock Units, Net	—	(11)	—	—	11	—
Stock-Based Compensation Expenses	—	45	—	—	—	45
Balance at March 31, 2024	$206	$6,188	$(8)	$23,897	$(1,647)	$28,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,463	$1,789
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,013	1,074
Impairments	44	19
Stock-Based Compensation Expenses	50	45
Deferred Income Taxes	44	199
(Gains) Losses on Asset Dispositions, Net	1	(26)
Other, Net	11	9
Dry Hole Costs	34	1
Mark-to-Market Financial Commodity and Other Derivative Contracts
(Gains) Losses, Net	191	(237)
Net Cash Received from (Payments for) Settlements of Financial Commodity Derivative Contracts	(38)	55
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	48	58
Inventories	76	117
Accounts Payable	(129)	(58)
Accrued Taxes Payable	(339)	319
Other Assets	(43)	(161)
Other Liabilities	(96)	(71)
Changes in Components of Working Capital Associated with Investing Activities	(41)	(229)
Net Cash Provided by Operating Activities	2,289	2,903
Investing Cash Flows
Additions to Oil and Gas Properties	(1,381)	(1,485)
Additions to Other Property, Plant and Equipment	(102)	(350)
Proceeds from Sales of Assets	12	9
Changes in Components of Working Capital Associated with Investing Activities	41	229
Net Cash Used in Investing Activities	(1,430)	(1,597)
Financing Cash Flows
Dividends Paid	(538)	(525)
Treasury Stock Purchased	(806)	(759)
Repayment of Finance Lease Liabilities	(8)	(8)
Net Cash Used in Financing Activities	(1,352)	(1,292)
Effect of Exchange Rate Changes on Cash	—	—
Increase (Decrease) in Cash and Cash Equivalents	(493)	14
Cash and Cash Equivalents at Beginning of Period	7,092	5,278
Cash and Cash Equivalents at End of Period	$6,599	$5,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The condensed consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (EOG's 2024 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Lease and Well	$17	$13
Gathering, Processing and Transportation Costs	1	2
Exploration Costs	7	6
General and Administrative	25	24
Total	$50	$45

At March 31, 2025, approximately 13 million common shares remained available for grant under the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan). EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and of stock-settled stock appreciation rights (SARs) grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $1 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.

EOG did not grant any stock options or SARs during the three-month periods ended March 31, 2025 and 2024.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $47 million and $37 million for the three months ended March 31, 2025 and 2024, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2025 and 2024 (shares and units in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,699	$122.64	4,364	$111.24
Granted	41	121.85	60	116.42
Released (1)	(39)	116.64	(91)	96.26
Forfeited	(36)	123.02	(78)	113.86
Outstanding at March 31 (2)	4,665	$122.67	4,255	$111.58

(1)The total intrinsic value of restricted stock and restricted stock units released during the three months ended March 31, 2025 and 2024, was $5 million and $11 million, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2025 and 2024, was $598 million and $544 million, respectively.

At March 31, 2025, unrecognized compensation expense related to restricted stock and restricted stock units totaled $304 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

Performance Units. EOG grants restricted stock units with performance-based conditions (Performance Units) annually to its executive officers and from time to time to other officers, without cost to them. For the grants made prior to September 2022, as more fully discussed in the grant agreements, the applicable performance metric is EOG's total shareholder return (TSR) over a three-year performance period (Performance Period) relative to the TSR over the same period of a designated group of peer companies. Upon the application of the applicable performance multiple at the completion of the Performance Period, a minimum of 0% and a maximum of 200% of the Performance Units granted could be outstanding.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $2 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.

The following table sets forth the Performance Unit transactions for the three-month periods ended March 31, 2025 and 2024 (units in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	559		$119.05	630	$95.49
Granted	8		134.49	6	125.28
Granted for Performance Multiple (1)	54		96.61	—	—
Released (2)	(267)		96.61	(45)	43.33
Forfeited for Performance Multiple (3)	—		—	(135)	43.33
Outstanding at March 31 (4)	354	(5)	$132.97	456	$116.45

(1)Upon completion of the Performance Period for the Performance Units granted in 2021, a performance multiple of 125% was applied to each of the grants resulting in additional grants of Performance Units in February 2025.
(2)The total intrinsic value of Performance Units released was $34 million and $5 million for the three months ended March 31, 2025 and 2024, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the Performance Units are released.
(3)Upon completion of the Performance Period for the Performance Units granted in 2020, a performance multiple of 25% was applied to each of the grants resulting in a forfeiture of Performance Units in February 2024.
(4)The total intrinsic value of Performance Units outstanding at March 31, 2025 and 2024, was $45 million and $58 million, respectively.
(5)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 708 Performance Units could be outstanding.

At March 31, 2025, unrecognized compensation expense related to Performance Units totaled $20 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2025 and 2024 (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,463	$1,789
Denominator for Basic Earnings Per Share -
Weighted Average Shares	550	575
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	1	1
Restricted Stock/Units and Performance Units	2	1
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	553	577
Net Income Per Share
Basic	$2.66	$3.11
Diluted	$2.65	$3.10

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero for both the three-month periods ended March 31, 2025 and 2024.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Interest (1)	$11	$14
Income Taxes, Net of Refunds Received	$732	$2

(1)Net of capitalized interest of $12 million and $10 million for the three months ended March 31, 2025 and 2024, respectively.

EOG's accrued capital expenditures and amounts recorded within accounts payable at March 31, 2025 and 2024 were $695 million and $735 million, respectively.

Non-cash investing activities for the three months ended March 31, 2025 and 2024, included additions of $9 million and $51 million, respectively, to EOG's oil and gas properties as a result of property exchanges.

EOG had no collateral posted or held during the three months ended March 31, 2025 and 2024. For related discussion, see Note 10.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

EOG's operations are all crude oil, NGLs and natural gas exploration and production-related. The Segment Reporting Topic of the Accounting Standards Codification (ASC) establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. EOG's chief operating decision makers (CODM) are the Chairman of the Board and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Executive Vice President and Chief Financial Officer, the Executive Vice President, General Counsel and Corporate Secretary, and the Senior Vice Presidents, Exploration and Production.

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

Financial information by reportable segment is presented below for the three-month periods ended March 31, 2025 and 2024 (in millions):

	United States	Trinidad	Other International (1)	Total
Three Months Ended March 31, 2025
Crude Oil and Condensate	$3,286	$7	$—	$3,293
Natural Gas Liquids	572	—	—	572
Natural Gas	554	83	—	637
Losses on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	(191)	—	—	(191)
Gathering, Processing and Marketing	1,340	—	—	1,340
Gains (Losses) on Asset Dispositions, Net	3	—	(4)	(1)
Other, Net	19	—	—	19
Operating Revenues and Other	5,583	90	(4)	5,669
Lease and Well	385	14	2
Gathering, Processing and Transportation Costs	440	—	—
Marketing Costs	1,325	—	—
Depreciation, Depletion and Amortization	963	50	—
General and Administrative	162	4	5
Taxes Other Than Income	340	1	—
Other Segment Items (2)	82	33	4
Operating Income (Loss)	1,886	(12)	(15)	1,859
Interest Income				68
Other Expense				(3)
Interest Expense, Net				(47)
Income Before Income Taxes				$1,877

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,358	(2)	—	1,356
Total Property, Plant and Equipment, Net	34,156	450	26	34,632
Total Assets	45,652	1,133	197	46,982
Interest Expense, Net	47	—	—	47
Interest Income	64	3	1	68

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International (1)	Total
Three Months Ended March 31, 2024
Crude Oil and Condensate	$3,476	$4	$—	$3,480
Natural Gas Liquids	513	—	—	513
Natural Gas	317	65	—	382
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	237	—	—	237
Gathering, Processing and Marketing	1,459	—	—	1,459
Gains (Losses) on Asset Dispositions, Net	32	(6)	—	26
Other, Net	26	—	—	26
Operating Revenues and Other	6,060	63	—	6,123
Lease and Well	386	9	1
Gathering, Processing and Transportation Costs	413	—	—
Marketing Costs	1,404	—	—
Depreciation, Depletion and Amortization	1,042	32	—
General and Administrative	157	4	1
Taxes Other Than Income	337	1	—
Other Segment Items (2)	57	1	7
Operating Income (Loss)	2,264	16	(9)	2,271
Interest Income				68
Other Expense				(6)
Interest Expense, Net				(33)
Income Before Income Taxes				$2,300

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,495	39	1	1,535
Total Property, Plant and Equipment, Net	32,646	413	18	33,077
Total Assets	43,573	1,091	132	44,796
Interest Expense, Net	33	—	—	33
Interest Income	62	4	2	68

(1)    Other International primarily consists of EOG's Australia and Canada operations. EOG is continuing the process of exiting its Canada operations.
(2)    Other Segment Items include Exploration Costs, Dry Hole Costs and Impairments.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Carrying Amount at January 1	$1,460	$1,506
Liabilities Incurred	8	13
Liabilities Settled (1)	(17)	(16)
Accretion	14	16
Revisions	2	—
Foreign Currency Translations	—	(2)
Carrying Amount at March 31	$1,467	$1,517

Current Portion	$66	$37
Noncurrent Portion	$1,401	$1,480

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.    Long-Term Debt and Common Stock

Long-Term Debt. On April 1, 2025, EOG repaid upon maturity the $500 million aggregate principal amount of its 3.15% Senior Notes due 2025.

EOG currently has a $1.9 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 7, 2028, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $1.9 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either the Secured Overnight Financing Rate (SOFR) plus 0.1% plus an applicable margin or the base rate (as defined in the Agreement) plus an applicable margin. The applicable margin used in connection with interest rates and fees will be based on EOG's credit rating for its senior unsecured long-term debt at the applicable time. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of Total Debt-to-Total Capitalization (as such terms are defined in the Agreement) of no greater than 65%. At March 31, 2025, EOG was in compliance with this financial covenant. At March 31, 2025 and December 31, 2024, there were no borrowings or letters of credit outstanding under the Agreement. The SOFR and base rate (inclusive of the applicable margins), had there been any amounts borrowed under the Agreement at March 31, 2025, would have been 5.32% and 7.50%, respectively.

Common Stock. In November 2021, the Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion, effective November 7, 2024 (Share Repurchase Authorization). During the three months ended March 31, 2025, EOG repurchased 6.2 million shares of common stock for approximately $788 million (inclusive of transaction fees and commissions) pursuant to the Share Repurchase Authorization. As of March 31, 2025, approximately $5.1 billion remained available for repurchases under the Share Repurchase Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2025, is $8 million of estimated federal excise tax.

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

On February 27, 2025, the Board declared a quarterly cash dividend on the common stock of $0.975 per share paid on April 30, 2025, to stockholders of record as of April 16, 2025.

On May 1, 2025, the Board declared a quarterly cash dividend on the common stock of $0.975 per share to be paid on July 31, 2025, to stockholders of record as of July 17, 2025.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2025
Financial Assets:
Natural Gas Basis Swaps	$—	$1	$—	$1
Brent Crude Oil (Brent) Linked Gas Sales Contract	—	—	116	116
Financial Liabilities:
Natural Gas Swaps	—	277	—	277

At December 31, 2024
Financial Assets:
Natural Gas Basis Swaps	$—	$1	$—	$1
Brent Linked Gas Sales Contract	—	—	110	110
Financial Liabilities:
Natural Gas Swaps	—	117	—	117

See Note 10 for the balance sheet amounts and classification of EOG's financial commodity and other derivative instruments at March 31, 2025 and December 31, 2024.

The estimated fair value of financial commodity and other derivative contracts was based upon forward commodity price curves based on quoted market prices. For the Brent Linked Gas Sales Contract, which is described below, the estimated fair value was based on EOG's estimates of (and assumptions regarding) significant Level 3 inputs, as defined by the Financial Accounting Standards Board's Fair Value Measurement Topic of the ASC (ASC 820), including future crude oil and natural gas prices. These Level 3 inputs are immaterial to the financial statements. Financial commodity and other derivative contracts were valued utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

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

At both March 31, 2025 and December 31, 2024, EOG had outstanding $4,640 million aggregate principal amount of senior notes, which had estimated fair values at such dates of $4,508 million and $4,441 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

10.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity and other derivative contracts as accounting hedges and, accordingly, accounts for financial commodity and other derivative contracts using the mark-to-market accounting method.

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the three-month period ended March 31, 2025 (closed) and outstanding as of March 31, 2025. Natural gas volumes are presented in million British thermal units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - April 2025 (closed)	NYMEX Henry Hub	725	$3.07
May - December 2025	NYMEX Henry Hub	725	3.07

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - March 2025 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
April - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity and Other Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity and other derivative instruments at March 31, 2025 and December 31, 2024. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2025	December 31, 2024
Asset Derivatives
Brent Linked Gas Sales Contract -
Noncurrent Portion	Other Assets (1)	$116	$110
Liability Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current Portion	Liabilities from Price Risk Management Activities (2)	$276	$116

(1)    The noncurrent portion related to the Brent Linked Gas Sales Contract consists of gross assets of $116 million and $110 million at March 31, 2025 and December 31, 2024, respectively.
(2)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $277 million, partially offset by gross assets of $1 million at March 31, 2025. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $117 million, partially offset by gross assets of $1 million at December 31, 2024.

Credit Risk. Notional contract amounts are used to express the magnitude of a derivative. The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 9). EOG evaluates its exposures to significant counterparties on an ongoing basis, including those arising from physical and financial transactions. In some instances, EOG renegotiates payment terms and/or requires collateral, parent guarantees or letters of credit to minimize credit risk.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

All of EOG's financial commodity derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that, as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 9 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2025 and December 31, 2024. EOG had no collateral posted and no collateral held at March 31, 2025 and December 31, 2024. EOG had no collateral posted and no collateral held at April 30, 2025.

11.  Acquisitions and Divestitures

During the three months ended March 31, 2025, EOG entered into a definitive agreement to purchase properties adjacent to its core acreage in the Eagle Ford play for approximately $275 million, subject to customary closing adjustments. This transaction closed in April 2025.

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

Commodity Prices. Prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas have historically been volatile. This volatility is expected to continue due to the many uncertainties associated with the world political and economic environment, the global supply of, and demand for, crude oil, NGLs and natural gas, the availability of other energy supplies and other factors, including tariffs, trade policies and agreements and trade barriers or other restrictions imposed by the U.S. government or other governments and the related impact of such measures on commodity and financial markets.

The market prices of crude oil and condensate, NGLs and natural gas impact the amount of cash generated from EOG's operating activities, which, in turn, impact EOG's financial position and results of operations.

For the first three months of 2025, the average U..S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $71.42 per barrel and $3.66 per million British thermal units (MMBtu), respectively, representing a decrease of 7% and an increase of 63%, respectively, from the average NYMEX prices for the same period in 2024. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Based on EOG's tax position, EOG's price sensitivity as of March 31, 2025, for each $1.00 per barrel increase or decrease in crude oil and condensate price, combined with the estimated change in NGL price, is approximately $159 million for net income and $204 million for pretax cash flows from operating activities, in each case for the full-year 2025.

Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for which prices have not (as of March 31, 2025) been determined under long-term marketing contracts, EOG's price sensitivity as of March 31, 2025, for each $0.10 per thousand cubic feet increase or decrease in natural gas price, is approximately $33 million for net income and $43 million for pretax cash flows from operating activities, in each case for the full-year 2025.

Inflation Considerations. As further discussed in EOG's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (EOG's 2024 Annual Report), during 2024 and the early part of 2025, EOG continued to see diminished inflationary pressures on its operating costs and capital expenditures (e.g., for fuel, wellbore tubulars, facilities manufactured using steel, labor and drilling and completion services) and, in certain circumstances, saw declines in prices. However, because the market for such materials, services and labor continues to fluctuate, there can be no assurance that the inflationary pressures experienced by EOG in prior periods will not resume (for example, as a result of the imposition of tariffs or other trade barriers). Further, the timing and impact of any future price changes on EOG's operating costs and capital expenditures is uncertain.

EOG has undertaken (and continues to undertake) initiatives to increase its drilling, completion and operating efficiencies and improve the performance of its wells and, in turn, mitigate the inflationary pressures experienced in prior periods. Such initiatives include (among others): (i) EOG's downhole drilling motor program, which has resulted in increased footage drilled per day and, in turn, reduced drilling times; (ii) enhanced techniques for completing its wells, which has resulted in increased footage completed per day and pumping hours per day; (iii) drilling extended laterals, which has resulted in a decrease in cost per foot drilled; and (iv) EOG's self-sourced sand program, which has provided supply certainty and resulted in operational efficiencies in its well completion operations. In addition, EOG has entered into agreements with its service providers from time to time, when available and advantageous, to secure the costs and availability of certain drilling and completion services it utilizes as part of its operations.

EOG plans to continue with these initiatives and actions, though there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures (such as from tariffs or other trade barriers) on EOG's operating costs and capital expenditures, cash flows and results of operations. Further, there can be no assurance that the factors contributing to any such future inflationary pressures will not impact EOG's ability to conduct its future day-to-day drilling, completion and production operations.

Climate Change. For a discussion of climate change matters and related regulatory matters, including potential developments related to climate change and the potential impacts and risks of such developments on EOG, see ITEM 1A, Risk Factors and the related discussion in ITEM 1, Business - Regulation of EOG's 2024 Annual Report. EOG will continue to monitor and assess any climate change-related developments that could impact EOG and the oil and gas industry, to determine the impact on its business and operations, and take appropriate actions where necessary.

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

During the first three months of 2025, EOG continued to focus on initiatives to increase its drilling, completion and operating efficiencies and improve well performance and, in turn, mitigate the inflationary pressures on its operating costs and capital expenditures experienced in prior periods. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 71% and 72% of EOG's United States production during the first three months of 2025 and 2024, respectively. During the first three months of 2025, EOG's drilling and completion activities occurred primarily in the Delaware Basin and the Eagle Ford play. EOG's major producing areas in the United States are in New Mexico and Texas.

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

In the first three months of 2025, EOG completed the installation of the Mento pipeline and associated tie-ins that connect the Mento platform in the Ska, Mento and Reggae (SMR) Area to the Pelican platform. Additionally, on January 29, 2025, EOG executed two production sharing contracts with the Government of Trinidad and Tobago for the Lower Reverse L (LRL) and North Coast Marine Area 4(a) Blocks. In 2025, EOG expects to (i) drill and, if successful, complete two net exploratory wells and drill and complete two net development wells, all in the Mento Field located in the SMR Area; (ii) commence an ocean bottom nodal 3D seismic survey over a portion of the LRL and SECC Blocks; and (iii) commence construction of the platform for the Coconut field located in the East Mayaro and South East Galeota Blocks.

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

2025 Capital and Operating Plan. Total 2025 capital expenditures are estimated to range from approximately $5.8 billion to $6.2 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its plays where it generates the highest rates of return - specifically, in the Delaware Basin, Eagle Ford, Utica and Rocky Mountain area. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to focus on improving operating efficiencies; see the above related discussion. Full-year 2025 total crude oil, NGLs and natural gas production is expected to increase modestly versus 2024. In addition, EOG plans to continue to spend a portion of its anticipated 2025 capital expenditures on leasing acreage, evaluating new prospects and transportation infrastructure.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 14% at both March 31, 2025 and December 31, 2024. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On April 1, 2025, EOG repaid upon maturity the $500 million aggregate principal amount of its 3.15% Senior Notes due 2025.

At March 31, 2025, EOG maintained a strong financial and liquidity position, including $6.6 billion of cash and cash equivalents on hand and $1.9 billion of availability under its senior unsecured revolving credit facility.

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

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and equity and debt offerings. For related discussion, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity included in EOG's 2024 Annual Report.

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

For discussion regarding EOG's payment of dividends and share repurchases, see ITEM 1A, Risk Factors and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in EOG's 2024 Annual Report and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q.

Dividend Declarations. On February 27, 2025, the Board of Directors (Board) declared a quarterly cash dividend on the common stock of $0.975 per share paid on April 30, 2025, to stockholders of record as of April 16, 2025.

On May 1, 2025, the Board declared a quarterly cash dividend on the common stock of $0.975 per share to be paid on July 31, 2025, to stockholders of record as of July 17, 2025.

Results of Operations

The following review of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Operating Revenues and Other. During the first quarter of 2025, operating revenues decreased $454 million, or 7%, to $5,669 million from $6,123 million for the same period of 2024. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the first quarter of 2025 increased $127 million, or 3%, to $4,502 million from $4,375 million for the same period of 2024. EOG recognized net losses on the mark-to-market of financial commodity and other derivative contracts of $191 million for the first quarter of 2025 compared to net gains of $237 million for the same period of 2024. Gathering, processing and marketing revenues for the first quarter of 2025 decreased $119 million to $1,340 million from $1,459 million for the same period of 2024. EOG recognized net losses on asset dispositions of $1 million for the first quarter of 2025 compared to net gains of $26 million for the same period of 2024.

Volume and price statistics for the three-month periods ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Crude Oil and Condensate Volumes (MBbld) (1)
United States	500.9	486.8
Trinidad	1.2	0.6
Total	502.1	487.4
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$72.90	$78.46
Trinidad	61.12	67.50
Composite	72.87	78.45
Natural Gas Liquids Volumes (MBbld) (1)
United States	241.7	231.7
Total	241.7	231.7
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$26.29	$24.32
Natural Gas Volumes (MMcfd) (1)
United States	1,834	1,658
Trinidad	246	200
Total	2,080	1,858
Average Natural Gas Prices ($/Mcf) (2)
United States	$3.36	$2.10
Trinidad	3.78	3.54
Composite	3.41	2.26
Crude Oil Equivalent Volumes (MBoed) (3)
United States	1,048.3	994.7
Trinidad	42.1	34.1
Total	1,090.4	1,028.8

Total MMBoe (3)	98.1	93.6

(1)Thousand barrels per day or million cubic feet per day, as applicable.
(2)Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity and other derivative instruments (see Note 10 to the Condensed Consolidated Financial Statements).
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

Crude oil and condensate revenues for the first quarter of 2025 decreased $187 million, or 5%, to $3,293 million from $3,480 million for the same period of 2024. The decrease was due to a lower composite average price ($249 million), partially offset by an increase of 14.7 MBbld, or 3%, in crude oil and condensate production ($62 million). Increased production was primarily from the Utica, Permian Basin and Rocky Mountain area. EOG's composite crude oil and condensate price for the first quarter of 2025 decreased 7% to $72.87 per barrel compared to $78.45 per barrel for the same period of 2024.

NGL revenues for the first quarter of 2025 increased $59 million, or 12%, to $572 million from $513 million for the same period of 2024 due to a higher composite average price ($42 million) and an increase of 10.0 MBbld, or 4%, in NGL deliveries ($17 million). Increased production was primarily from the Permian Basin and Utica. EOG's composite NGL price for the first quarter of 2025 increased 8% to $26.29 per barrel compared to $24.32 per barrel for the same period of 2024.

Natural gas revenues for the first quarter of 2025 increased $255 million, or 67%, to $637 million from $382 million for the same period of 2024. The increase was due to a higher composite average price ($214 million) and an increase in natural gas deliveries ($41 million). Natural gas deliveries for the first quarter of 2025 increased 222 MMcfd, or 12%, compared to the same period of 2024 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in Dorado and Trinidad. EOG's composite natural gas price for the first quarter of 2025 increased 51% to $3.41 per Mcf compared to $2.26 per Mcf for the same period of 2024.

During the first quarter of 2025, EOG recognized net losses on the mark-to-market of financial commodity and other derivative contracts of $191 million compared to net gains of $237 million for the same period of 2024. The net losses of $191 million included gains of $6 million related to the Brent Crude Oil (Brent) linked gas sales contract. During the first quarter of 2025, net cash paid for settlements of financial commodity derivative contracts was $38 million compared to net cash received from settlements of financial commodity derivative contracts of $55 million for the same period of 2024.

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

Gathering, processing and marketing revenues less marketing costs for the first quarter of 2025 decreased $40 million as compared to the same period of 2024 primarily due to lower margins on crude oil marketing activities, partially offset by higher margins on natural gas marketing activities.

Operating and Other Expenses.  For the first quarter of 2025, operating expenses of $3,810 million were $42 million lower than the $3,852 million incurred during the first quarter of 2024.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Lease and Well	$4.09	$4.23
Gathering, Processing and Transportation Costs (GP&T)	4.48	4.41
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.71	10.95
Other Property, Plant and Equipment	0.61	0.52
General and Administrative (G&A)	1.74	1.73
Interest Expense, Net	0.48	0.35
Total (1)	$21.11	$22.19

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A and interest expense, net for the three months ended March 31, 2025, compared to the same period of 2024, are set forth below. See "Operating Revenues and Other" above for a discussion of volumes.

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

Lease and well expenses of $401 million for the first quarter of 2025 increased $5 million from $396 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($14 million) and Trinidad ($5 million) and increased lease and well administrative expenses in the United States ($4 million), partially offset by decreased workover expenditures in the United States ($19 million).

GP&T costs represent costs to process and deliver hydrocarbon products from the lease to a downstream point of sale. GP&T costs include operating and maintenance expenses from EOG-owned assets, fees paid to third-party operators and administrative expenses associated with operating EOG's GP&T assets. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

GP&T costs of $440 million for the first quarter of 2025 increased $27 million from $413 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Permian Basin and Utica, as well as increased third-party fees in the Utica, partially offset by a decrease in GP&T costs related to lower third-party fees in the Eagle Ford.

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

DD&A expenses for the first quarter of 2025 decreased $61 million to $1,013 million from $1,074 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2025 were $72 million lower than the same prior year period. The decrease primarily reflects an adjustment to DD&A recorded in 2024 ($117 million) primarily related to natural gas production used by EOG's domestic gathering systems. In addition, increased production ($49 million), primarily in the United States, also contributed to the variance. DD&A expenses associated with other property, plant and equipment for the first quarter of 2025 were $11 million higher than the same prior year period primarily due to an increase in expenses related to GP&T assets and equipment.

G&A expenses of $171 million for the first quarter of 2025 increased $9 million from $162 million for the same prior year period primarily due to increased professional services costs and information systems costs.

Interest expense, net of $47 million for the first quarter of 2025 increased $14 million compared to the same prior year period primarily due to the issuance in November 2024 of the $1,000 million aggregate principal amount of 5.650% Senior Notes due 2054.

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

The following table sets forth impairments for the first quarter of 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Proved properties	$32	$2
Unproved properties	12	17
Total	$44	$19

Income taxes of $414 million for the first quarter of 2025 decreased from $511 million for the first quarter of 2024 primarily due to decreased pretax income.  The net effective tax rate for the first quarter of 2025 was unchanged from the prior year rate of 22%.

Capital Resources and Liquidity

Cash Flow. The primary source of cash for EOG during the three months ended March 31, 2025, were funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; purchases of treasury stock; other property, plant and equipment expenditures; and net cash paid for settlements of financial commodity derivative contracts. During the first three months of 2025, EOG's cash balance decreased $493 million to $6,599 million from $7,092 million at December 31, 2024.

Net cash provided by operating activities of $2,289 million for the first three months of 2025 decreased $614 million compared to the same period of 2024 primarily due to an increase in net cash paid for income taxes ($730 million), net cash paid for settlements of financial commodity derivative contracts ($93 million), a decrease in gathering, processing and marketing revenues less marketing costs ($40 million) and an increase in cash operating expenses ($35 million), partially offset by a decrease in net cash used in working capital and other assets and liabilities ($162 million) and an increase in revenues from sales of crude oil and condensate, NGLs and natural gas ($127 million).

Net cash used in investing activities of $1,430 million for the first three months of 2025 decreased $167 million compared to the same period of 2024 due to a decrease in additions to other property, plant and equipment ($248 million) and a decrease in additions to oil and gas properties ($104 million), partially offset by a decrease in net cash used in working capital associated with investing activities ($188 million).

Net cash used in financing activities of $1,352 million for the first three months of 2025 included purchases of treasury stock ($806 million) and dividend payments to stockholders ($538 million). Net cash used in financing activities of $1,292 million for the first three months of 2024 included purchases of treasury stock ($759 million) and dividend payments to stockholders ($525 million).

Total Expenditures. For the full-year 2025, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $5.8 billion to $6.2 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. The table below sets out components of total expenditures for the three-month periods ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Expenditure Category
Capital
Exploration and Development Drilling	$1,152	$1,262
Facilities	145	157
Leasehold Acquisitions (1)	48	85
Property Acquisitions (2)	(1)	21
Capitalized Interest	12	10
Subtotal	1,356	1,535
Exploration Costs	41	45
Dry Hole Costs	34	1
Exploration and Development Expenditures	1,431	1,581
Asset Retirement Costs	13	21
Total Exploration and Development Expenditures	1,444	1,602
Other Property, Plant and Equipment (3)	102	350
Total Expenditures	$1,546	$1,952

(1)    Leasehold acquisitions included $9 million and $31 million for the three-month periods ended March 31, 2025 and 2024, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $20 million for the three-month period ended March 31, 2024, related to non-cash property exchanges.
(3)    Other Property, Plant and Equipment included $131 million related to the acquisition of a gathering system in South Texas for the three-month period ended March 31, 2024.

Exploration and development expenditures of $1,431 million for the first three months of 2025 were $150 million lower than the same period of 2024 primarily due to decreased exploration and development drilling expenditures in Trinidad ($62 million) and the United States ($47 million), as well as decreased leasehold acquisitions ($37 million). Exploration and development expenditures for the first three months of 2025 of $1,431 million consisted of $1,317 million in development drilling and facilities, $103 million in exploration and $12 million in capitalized interest. Exploration and development expenditures for the first three months of 2024 of $1,581 million consisted of $1,356 million in development drilling and facilities, $194 million in exploration, $21 million in property acquisitions and $10 million in capitalized interest.

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

Financial Commodity and Other Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity and other derivative contracts as accounting hedges and, accordingly, accounts for financial commodity and other derivative contracts using the mark-to-market accounting method, including the Brent linked gas sales contract. Under this accounting method, changes in the fair value of outstanding financial and other derivative instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Financial Commodity and Other Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's financial commodity and other derivative contracts was reflected on the Condensed Consolidated Balance Sheets at March 31, 2025, as a net liability of $160 million.

As discussed in "Operating Revenues and Other," the net cash paid for settlements of financial commodity derivative contracts during the first quarter of 2025 was $38 million.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2025 to April 25, 2025 (closed) and outstanding as of April 25, 2025. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - April 2025 (closed)	NYMEX Henry Hub	725	$3.07
May - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - April 2025 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
May - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at April 30, 2025. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX Henry Hub prices.

Natural Gas Sales Linked to Brent Crude Oil. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, in February 2024, EOG entered into a 10-year agreement, commencing in 2027, to sell 180,000 MMBtud of its domestic natural gas production, with 140,000 MMBtud to be sold at a price indexed to Brent and the remaining volumes to be sold at a price indexed to Brent or a U.S. Gulf Coast gas index.

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
•the extent to which EOG incurs uninsured losses and liabilities or losses and liabilities in excess of its insurance coverage; and
•the other factors described under ITEM 1A, Risk Factors of EOG's Annual Report on Form 10-K for the year ended December 31, 2024, and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Financial Commodity and Other Derivative Transactions," "Financing" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" included in EOG's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (EOG's 2024 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements included in EOG's 2024 Annual Report. For updated information regarding EOG's financial commodity and other derivative contracts and physical commodity contracts, see (i) Note 10, "Risk Management Activities" to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues and Other" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financial Commodity and Other Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 7 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter ended March 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1, 2025 - January 31, 2025	3,328,447	$130.04	$429,807,051	$5,420,153,522
February 1, 2025 - February 28, 2025	244,924	125.97	16,979,897	5,403,173,625
March 1, 2025 - March 31, 2025	2,791,019	122.66	341,673,274	5,061,500,351
Total	6,364,390	126.65	$788,460,222

(1)Includes 6,227,411 shares repurchased during the quarter ended March 31, 2025, at an average price of $126.61 per share (inclusive of commissions and transaction fees), pursuant to the Share Repurchase Authorization (as defined and further discussed below); such repurchases count against the Share Repurchase Authorization. The share repurchases effected during the period January 1, 2025 through February 28, 2025 were made pursuant to a Rule 10b5-1 trading plan entered into by EOG on December 30, 2024. Also includes 136,979 total shares that were withheld by or returned to EOG during the quarter ended March 31, 2025, at an average price of $128.27 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options; such shares do not count against the Share Repurchase Authorization.
(2)In November 2021, EOG's Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion, effective November 7, 2024 (Share Repurchase Authorization). As of March 31, 2025, (i) EOG had repurchased an aggregate 40,690,102 shares at a total cost of $4,938,499,649 (inclusive of commissions and transaction fees) under the Share Repurchase Authorization and (ii) an additional $5,061,500,351 of shares remained available for repurchases under the Share Repurchase Authorization.
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

ITEM 5. OTHER INFORMATION

Trading Plans/Arrangements. During the quarter ended March 31, 2025, no Section 16 officer of EOG, and no director of EOG, adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.		Description

3.1(a)	-
Restated Certificate of Incorporation, dated September 3, 1987 (incorporated by reference to Exhibit 3.1(a) to EOG's Annual Report on Form 10-K for the year ended December 31, 2008) (SEC File No. 001-09743).

3.1(b)	-
Certificate of Amendment of Restated Certificate of Incorporation, dated May 5, 1993 (incorporated by reference to Exhibit 4..1(b) to EOG's Registration Statement on Form S-8, SEC File No. 33-52201, filed February 8, 1994).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets - March 31, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months Ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 1, 2025	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)