Form 10-Q
period 2025-06-30
EOG RESOURCES INC
filed 2025-08-07
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	545,993,416	(as of July 30, 2025)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues and Other
Crude Oil and Condensate	$2,974	$3,692	$6,267	$7,172
Natural Gas Liquids	534	515	1,106	1,028
Natural Gas	600	303	1,237	685
Gains (Losses) on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	107	(47)	(84)	190
Gathering, Processing and Marketing	1,247	1,519	2,587	2,978
Gains (Losses) on Asset Dispositions, Net	—	20	(1)	46
Other, Net	16	23	35	49
Total	5,478	6,025	11,147	12,148
Operating Expenses
Lease and Well	396	390	797	786
Gathering, Processing and Transportation Costs	455	423	895	836
Exploration Costs	74	34	115	79
Dry Hole Costs	11	5	45	6
Impairments	39	81	83	100
Marketing Costs	1,216	1,490	2,541	2,894
Depreciation, Depletion and Amortization	1,053	984	2,066	2,058
General and Administrative	186	151	357	313
Taxes Other Than Income	301	337	642	675
Total	3,731	3,895	7,541	7,747
Operating Income	1,747	2,130	3,606	4,401
Other Income, Net	55	66	120	128
Income Before Interest Expense and Income Taxes	1,802	2,196	3,726	4,529
Interest Expense, Net	51	36	98	69
Income Before Income Taxes	1,751	2,160	3,628	4,460
Income Tax Provision	406	470	820	981
Net Income	$1,345	$1,690	$2,808	$3,479
Net Income Per Share
Basic	$2.48	$2.97	$5.13	$6.08
Diluted	$2.46	$2.95	$5.11	$6.05
Average Number of Common Shares
Basic	543	569	547	572
Diluted	546	572	549	575
Comprehensive Income
Net Income	$1,345	$1,690	$2,808	$3,479
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(3)	—	(3)	1
Other Comprehensive Income (Loss)	(3)	—	(3)	1
Comprehensive Income	$1,342	$1,690	$2,805	$3,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$5,216	$7,092
Accounts Receivable, Net	2,504	2,650
Inventories	934	985
Other	591	503
Total	9,245	11,230
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	80,139	77,091
Other Property, Plant and Equipment	6,616	6,418
Total Property, Plant and Equipment	86,755	83,509
Less: Accumulated Depreciation, Depletion and Amortization	(51,394)	(49,297)
Total Property, Plant and Equipment, Net	35,361	34,212
Deferred Income Taxes	39	39
Other Assets	1,639	1,705
Total Assets	$46,284	$47,186
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,266	$2,464
Accrued Taxes Payable	348	1,007
Dividends Payable	1,081	539
Liabilities from Price Risk Management Activities	85	116
Current Portion of Long-Term Debt	778	532
Current Portion of Operating Lease Liabilities	360	315
Other	257	381
Total	5,175	5,354

Long-Term Debt	3,458	4,220
Other Liabilities	2,398	2,395
Deferred Income Taxes	6,015	5,866
Commitments and Contingencies (Note 7)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 589,044,385 Shares Issued at June 30, 2025 and 588,939,584 Shares Issued at December 31, 2024	206	206
Additional Paid in Capital	6,153	6,090
Accumulated Other Comprehensive Loss	(7)	(4)
Retained Earnings	28,131	26,941
Common Stock Held in Treasury, 43,054,400 Shares at June 30, 2025 and 31,731,107 Shares at December 31, 2024	(5,245)	(3,882)
Total Stockholders' Equity	29,238	29,351
Total Liabilities and Stockholders' Equity	$46,284	$47,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2025	$206	$6,095	$(4)	$27,869	$(4,650)	$29,516
Net Income	—	—	—	1,345	—	1,345
Common Stock Dividends Declared, $1.995 Per Share	—	—	—	(1,083)	—	(1,083)
Other Comprehensive Loss	—	—	(3)	—	—	(3)
Treasury Stock Repurchased	—	—	—	—	(606)	(606)
Change in Treasury Stock - Stock Compensation Plans, Net	—	5	—	—	11	16
Stock-Based Compensation Expenses	—	53	—	—	—	53
Balance at June 30, 2025	$206	$6,153	$(7)	$28,131	$(5,245)	$29,238

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at March 31, 2024	$206	$6,188	$(8)	$23,897	$(1,647)	$28,636
Net Income	—	—	—	1,690	—	1,690
Common Stock Dividends Declared, $0.91 Per Share	—	—	—	(516)	—	(516)
Treasury Stock Repurchased	—	—	—	—	(697)	(697)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(9)	—	—	10	1
Restricted Stock and Restricted Stock Units, Net	—	(5)	—	—	5	—
Stock-Based Compensation Expenses	—	45	—	—	—	45
Balance at June 30, 2024	$206	$6,219	$(8)	$25,071	$(2,329)	$29,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2024	$206	$6,090	$(4)	$26,941	$(3,882)	$29,351
Net Income	—	—	—	2,808	—	2,808
Common Stock Dividends Declared, $2.97 Per Share	—	—	—	(1,618)	—	(1,618)
Other Comprehensive Loss	—	—	(3)	—	—	(3)
Treasury Stock Repurchased	—	—	—	—	(1,402)	(1,402)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(4)	—	—	3	(1)
Restricted Stock and Restricted Stock Units, Net	—	(36)	—	—	36	—
Stock-Based Compensation Expenses	—	103	—	—	—	103
Balance at June 30, 2025	$206	$6,153	$(7)	$28,131	$(5,245)	$29,238

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2023	$206	$6,166	$(9)	$22,634	$(907)	$28,090
Net Income	—	—	—	3,479	—	3,479
Common Stock Dividends Declared, $1.82 Per Share	—	—	—	(1,042)	—	(1,042)
Other Comprehensive Income	—	—	1	—	—	1
Treasury Stock Repurchased	—	—	—	—	(1,453)	(1,453)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(21)	—	—	15	(6)
Restricted Stock and Restricted Stock Units, Net	—	(16)	—	—	16	—
Stock-Based Compensation Expenses	—	90	—	—	—	90
Balance at June 30, 2024	$206	$6,219	$(8)	$25,071	$(2,329)	$29,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$2,808	$3,479
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,066	2,058
Impairments	83	100
Stock-Based Compensation Expenses	103	90
Deferred Income Taxes	149	327
(Gains) Losses on Asset Dispositions, Net	1	(46)
Other, Net	22	12
Dry Hole Costs	45	6
Mark-to-Market Financial Commodity and Other Derivative Contracts
(Gains) Losses, Net	84	(190)
Net Cash Received from (Payments for) Settlements of Financial Commodity Derivative Contracts	(62)	134
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	170	91
Inventories	31	192
Accounts Payable	(236)	(29)
Accrued Taxes Payable	(660)	134
Other Assets	(86)	(119)
Other Liabilities	(148)	(91)
Changes in Components of Working Capital Associated with Investing Activities	(49)	(356)
Net Cash Provided by Operating Activities	4,321	5,792
Investing Cash Flows
Additions to Oil and Gas Properties	(3,080)	(2,842)
Additions to Other Property, Plant and Equipment	(196)	(663)
Proceeds from Sales of Assets	16	19
Changes in Components of Working Capital Associated with Investing Activities	49	356
Net Cash Used in Investing Activities	(3,211)	(3,130)
Financing Cash Flows
Long-Term Debt Repayments	(500)	—
Dividends Paid	(1,066)	(1,045)
Treasury Stock Purchased	(1,408)	(1,458)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	11	11
Debt Issuance and Other Financing Costs	(7)	—
Repayment of Finance Lease Liabilities	(17)	(17)
Net Cash Used in Financing Activities	(2,987)	(2,509)
Effect of Exchange Rate Changes on Cash	1	—
Increase (Decrease) in Cash and Cash Equivalents	(1,876)	153
Cash and Cash Equivalents at Beginning of Period	7,092	5,278
Cash and Cash Equivalents at End of Period	$5,216	$5,431

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease and Well	$18	$15	$35	$28
Gathering, Processing and Transportation Costs	2	1	3	3
Exploration Costs	7	6	14	12
General and Administrative	26	23	51	47
Total	$53	$45	$103	$90

At June 30, 2025, approximately 13 million common shares remained available for grant under the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan). EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and of stock-settled stock appreciation rights (SARs) grants is estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $2 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $3 million and $9 million for the six months ended June 30, 2025 and 2024, respectively.

EOG has not granted any stock options or SARs since February 2022.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $48 million and $37 million for the three months ended June 30, 2025 and 2024, respectively, and $95 million and $74 million for the six months ended June 30, 2025 and 2024, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2025 and 2024 (shares and units in thousands):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,699	$122.64	4,364	$111.24
Granted	73	118.34	84	119.32
Released (1)	(79)	119.38	(163)	100.09
Forfeited	(79)	123.15	(119)	113.36
Outstanding at June 30 (2)	4,614	$122.61	4,166	$111.78

(1)The total intrinsic value of restricted stock and restricted stock units released during the six months ended June 30, 2025 and 2024, was $10 million and $20 million, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2025 and 2024, was $552 million and $524 million, respectively.

At June 30, 2025, unrecognized compensation expense related to restricted stock and restricted stock units totaled $255 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.3 years.

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

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $3 million for both the three-month periods ended June 30, 2025 and 2024, and $5 million and $7 million for the six-month periods ended June 30, 2025 and 2024, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the six-month periods ended June 30, 2025 and 2024 (units in thousands):

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	559		$119.05	630	$95.49
Granted	8		134.49	6	125.28
Granted for Performance Multiple (1)	54		96.61	—	—
Released (2)	(267)		96.61	(45)	43.33
Forfeited for Performance Multiple (3)	—		—	(135)	43.33
Outstanding at June 30 (4)	354	(5)	$132.97	456	$116.45

(1)Upon completion of the Performance Period for the Performance Units granted in 2021, a performance multiple of 125% was applied to each of the grants resulting in additional grants of Performance Units in February 2025.
(2)The total intrinsic value of Performance Units released was $34 million and $5 million for the six months ended June 30, 2025 and 2024, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the Performance Units are released.
(3)Upon completion of the Performance Period for the Performance Units granted in 2020, a performance multiple of 25% was applied to each of the grants resulting in a forfeiture of Performance Units in February 2024.
(4)The total intrinsic value of Performance Units outstanding at June 30, 2025 and 2024, was $42 million and $57 million, respectively.
(5)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 708 Performance Units could be outstanding.

At June 30, 2025, unrecognized compensation expense related to Performance Units totaled $17 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.6 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and six-month periods ended June 30, 2025 and 2024 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,345	$1,690	$2,808	$3,479
Denominator for Basic Earnings Per Share -
Weighted Average Shares	543	569	547	572
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	—	1	—	1
Restricted Stock/Units and Performance Units	3	2	2	2
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	546	572	549	575
Net Income Per Share
Basic	$2.48	$2.97	$5.13	$6.08
Diluted	$2.46	$2.95	$5.11	$6.05

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero for both the three-month periods ended June 30, 2025 and 2024, and zero for both the six-month periods ended June 30, 2025 and 2024.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024
Interest (1)	$91	$66
Income Taxes, Net of Refunds Received	$1,437	$584

(1)Net of capitalized interest of $23 million and $20 million for the six months ended June 30, 2025 and 2024, respectively.

EOG's accrued capital expenditures and amounts recorded within accounts payable at June 30, 2025 and 2024 were $743 million and $756 million, respectively.

Non-cash investing activities for the six months ended June 30, 2025 and 2024, included additions of $11 million and $89 million, respectively, to EOG's oil and gas properties as a result of property exchanges.

EOG had no collateral posted or held during the six months ended June 30, 2025 and 2024. For related discussion, see Note 10.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

EOG's operations are all crude oil, natural gas liquids (NGLs) and natural gas exploration and production-related. The Segment Reporting Topic of the Accounting Standards Codification (ASC) establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. EOG's chief operating decision makers (CODM) are the Chairman of the Board and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Executive Vice President and Chief Financial Officer, the Executive Vice President, General Counsel and Corporate Secretary, and the Senior Vice Presidents, Exploration and Production.

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

Financial information by reportable segment is presented below for the three-month and six-month periods ended June 30, 2025 and 2024 (in millions):

	United States	Trinidad	Other International (1)	Total
Three Months Ended June 30, 2025
Crude Oil and Condensate	$2,969	$5	$—	$2,974
NGLs	534	—	—	534
Natural Gas	516	84	—	600
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	107	—	—	107
Gathering, Processing and Marketing	1,246	1	—	1,247
Gains (Losses) on Asset Dispositions, Net	(3)	—	3	—
Other, Net	16	—	—	16
Operating Revenues and Other	5,385	90	3	5,478
Lease and Well	383	10	3
Gathering, Processing and Transportation Costs	454	1	—
Marketing Costs	1,216	—	—
Depreciation, Depletion and Amortization	1,016	37	—
General and Administrative	178	4	4
Taxes Other Than Income	300	1	—
Other Segment Items (2)	79	7	38
Operating Income (Loss)	1,759	30	(42)	1,747
Interest Income				56
Other Expense				(1)
Interest Expense, Net				(51)
Income Before Income Taxes				$1,751

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,626	61	3	1,690
Interest Expense, Net	51	—	—	51
Interest Income	52	2	2	56

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International (1)	Total
Three Months Ended June 30, 2024
Crude Oil and Condensate	$3,688	$4	$—	$3,692
NGLs	515	—	—	515
Natural Gas	239	64	—	303
Losses on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	(47)	—	—	(47)
Gathering, Processing and Marketing	1,518	1	—	1,519
Gains on Asset Dispositions, Net	20	—	—	20
Other, Net	23	—	—	23
Operating Revenues and Other	5,956	69	—	6,025
Lease and Well	381	10	(1)
Gathering, Processing and Transportation Costs	423	—	—
Marketing Costs	1,490	—	—
Depreciation, Depletion and Amortization	949	34	1
General and Administrative	146	3	2
Taxes Other Than Income	337	—	—
Other Segment Items (2)	83	6	31
Operating Income (Loss)	2,147	16	(33)	2,130
Interest Income				64
Other Income				2
Interest Expense, Net				(36)
Income Before Income Taxes				$2,160

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,348	42	—	1,390
Interest Expense, Net	36	—	—	36
Interest Income	59	4	1	64

EOG RESOURCES, INC..
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International (1)	Total
Six Months Ended June 30, 2025
Crude Oil and Condensate	$6,255	$12	$—	$6,267
NGLs	1,106	—	—	1,106
Natural Gas	1,070	167	—	1,237
Losses on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	(84)	—	—	(84)
Gathering, Processing and Marketing	2,586	1	—	2,587
Losses on Asset Dispositions, Net	—	—	(1)	(1)
Other, Net	35	—	—	35
Operating Revenues and Other	10,968	180	(1)	11,147
Lease and Well	768	24	5
Gathering, Processing and Transportation Costs	894	1	—
Marketing Costs	2,541	—	—
Depreciation, Depletion and Amortization	1,979	87	—
General and Administrative	340	8	9
Taxes Other Than Income	640	2	—
Other Segment Items (2)	161	40	42
Operating Income (Loss)	3,645	18	(57)	3,606
Interest Income				124
Other Expense				(4)
Interest Expense, Net				(98)
Income Before Income Taxes				$3,628

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	2,984	59	3	3,046
Total Property, Plant and Equipment, Net	34,850	483	28	35,361
Total Assets	44,921	1,169	194	46,284
Interest Expense, Net	98	—	—	98
Interest Income	116	5	3	124

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International (1)	Total
Six Months Ended June 30, 2024
Crude Oil and Condensate	$7,164	$8	$—	$7,172
NGLs	1,028	—	—	1,028
Natural Gas	556	129	—	685
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	190	—	—	190
Gathering, Processing and Marketing	2,977	1	—	2,978
Gains (Losses) on Asset Dispositions, Net	52	(6)	—	46
Other, Net	49	—	—	49
Operating Revenues and Other	12,016	132	—	12,148
Lease and Well	767	19	—
Gathering, Processing and Transportation Costs	836	—	—
Marketing Costs	2,894	—	—
Depreciation, Depletion and Amortization	1,991	66	1
General and Administrative	303	7	3
Taxes Other Than Income	674	1	—
Other Segment Items (2)	140	7	38
Operating Income (Loss)	4,411	32	(42)	4,401
Interest Income				132
Other Expense				(4)
Interest Expense, Net				(69)
Income Before Income Taxes				$4,460

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	2,843	81	1	2,925
Total Property, Plant and Equipment, Net	33,202	423	19	33,644
Total Assets	43,953	1,130	141	45,224
Interest Expense, Net	69	—	—	69
Interest Income	121	8	3	132

(1)    Other International primarily consists of EOG's Australia, Kingdom of Bahrain, Canada and United Arab Emirates operations. EOG is continuing the process of exiting its Canada operations.
(2)    Other Segment Items include Exploration Costs, Dry Hole Costs and Impairments.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024
Carrying Amount at January 1	$1,460	$1,506
Liabilities Incurred	21	33
Liabilities Settled (1)	(33)	(32)
Accretion	30	30
Revisions	5	(84)
Foreign Currency Translations	1	(3)
Carrying Amount at June 30	$1,484	$1,450

Current Portion	$74	$51
Noncurrent Portion	$1,410	$1,399

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
(Unaudited)

8.    Long-Term Debt, Bridge Loan Commitments and Common Stock

Long-Term Debt. On April 1, 2025, EOG repaid upon maturity the $500 million aggregate principal amount of its 3.15% Senior Notes due 2025.

On July 1, 2025, EOG closed on its offering of $500 million aggregate principal amount of its 4.400% Senior Notes due 2028, $1.25 billion aggregate principal amount of its 5.000% Senior Notes due 2032, $1.25 billion aggregate principal amount of its 5.350% Senior Notes due 2036 and $500 million aggregate principal amount of its 5.950% Senior Notes due 2055 (collectively, the New Notes). Interest on the New Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. EOG received net proceeds of $3.47 billion from the issuance of the New Notes, which were used for general corporate purposes, including the payment of a portion of the consideration for the acquisition of Encino Acquisition Partners, LLC (Encino) and related fees, costs and expenses. For related discussion, see Note 12.

EOG currently has a $1.9 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 7, 2028, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $1.9 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either the Secured Overnight Financing Rate (SOFR) plus 0.1% plus an applicable margin or the base rate (as defined in the Agreement) plus an applicable margin. The applicable margin used in connection with interest rates and fees will be based on EOG's credit rating for its senior unsecured long-term debt at the applicable time. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of Total Debt-to-Total Capitalization (as such terms are defined in the Agreement) of no greater than 65%. At June 30, 2025, EOG was in compliance with this financial covenant. At June 30, 2025 and December 31, 2024, there were no borrowings or letters of credit outstanding under the Agreement. The SOFR and base rate (inclusive of the applicable margins), had there been any amounts borrowed under the Agreement at June 30, 2025, would have been 5.32% and 7.50%, respectively.

Bridge Loan Commitments. In connection with the Encino acquisition, EOG entered into a Commitment Letter, dated May 30, 2025 (as supplemented by a Joinder to Commitment Letter, dated June 13, 2025), with Goldman Sachs Bank USA and other participating financial institutions in respect of a $2.0 billion senior unsecured 364-day bridge loan facility. Such commitments were terminated, effective July 1, 2025, following EOG's receipt of the proceeds from the offering of the New Notes. EOG paid $6.5 million in fees associated with such commitments. At June 30, 2025, there were no borrowings by EOG in respect of such commitments.

Common Stock. In November 2021, the Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion, effective November 7, 2024 (Share Repurchase Authorization). During the six months ended June 30, 2025, EOG repurchased 11.7 million shares of common stock for approximately $1.4 billion (inclusive of transaction fees and commissions) pursuant to the Share Repurchase Authorization. As of June 30, 2025, approximately $4.5 billion remained available for repurchases under the Share Repurchase Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2025, is $14 million of estimated federal excise tax.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On February 27, 2025, the Board declared a quarterly cash dividend on the common stock of $0.975 per share paid on April 30, 2025, to stockholders of record as of April 16, 2025.

On May 1, 2025, the Board declared a quarterly cash dividend on the common stock of $0.975 per share paid on July 31, 2025, to stockholders of record as of July 17, 2025.

On May 30, 2025, the Board declared a quarterly cash dividend on the common stock of $1.02 per share to be paid on October 31, 2025, to stockholders of record as of October 17, 2025. This represents an increase from the previous quarterly cash dividend which was $0.975 per share.

9.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2025 and December 31, 2024 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2025
Financial Assets:
Natural Gas Basis Swaps	$—	$1	$—	$1
Brent Crude Oil (Brent) Linked Gas Sales Contract	—	—	56	56
Financial Liabilities:
Natural Gas Swaps	—	86	—	86

At December 31, 2024
Financial Assets:
Natural Gas Basis Swaps	$—	$1	$—	$1
Brent Linked Gas Sales Contract	—	—	110	110
Financial Liabilities:
Natural Gas Swaps	—	117	—	117

See Note 10 for the balance sheet amounts and classification of EOG's financial commodity and other derivative instruments at June 30, 2025 and December 31, 2024.

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

At June 30, 2025 and December 31, 2024, respectively, EOG had outstanding $4,140 million and $4,640 million aggregate principal amount of senior notes, which had estimated fair values at such dates of $3,996 million and $4,441 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the six-month period ended June 30, 2025 (closed) and outstanding as of June 30, 2025. Natural gas volumes are presented in million British thermal units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

February - July 2025 (closed)	NYMEX Henry Hub	725	$3.07
August - December 2025	NYMEX Henry Hub	725	3.07

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - June 2025 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
July - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Financial Commodity and Other Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity and other derivative instruments at June 30, 2025 and December 31, 2024. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2025	December 31, 2024
Asset Derivatives
Brent Linked Gas Sales Contract -
Noncurrent Portion	Other Assets (1)	$56	$110
Liability Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current Portion	Liabilities from Price Risk Management Activities (2)	$85	$116

(1)    The noncurrent portion related to the Brent Linked Gas Sales Contract consists of gross assets of $56 million and $110 million at June 30, 2025 and December 31, 2024, respectively.
(2)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $86 million, partially offset by gross assets of $1 million at June 30, 2025. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $117 million, partially offset by gross assets of $1 million at December 31, 2024.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

All of EOG's financial commodity derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that, as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 9 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2025 and December 31, 2024. EOG had no collateral posted and no collateral held at June 30, 2025 and December 31, 2024. EOG had no collateral posted and no collateral held at July 31, 2025.

11.  Acquisitions and Divestitures

During the six months ended June 30, 2025, EOG purchased proved properties adjacent to its core acreage in the Eagle Ford play for $269 million. This transaction closed in April 2025.

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

12.    Subsequent Event

On August 1, 2025, EOG completed its previously announced acquisition of Encino for cash consideration of approximately $4,484 million and the assumption of Encino's senior notes in an aggregate principal amount of $1,200 million, subject to certain customary post-closing purchase price adjustments. The cash consideration included $392 million to repay Encino's revolving credit facility. In connection with the completion of the acquisition, EOG repaid and redeemed the senior notes in full, utilizing aggregate cash of approximately $1,292 million (inclusive of applicable redemption premiums and accrued and unpaid interest).

EOG funded the cash consideration, the repayment and redemption of the Encino senior notes and EOG's transaction fees, expenses and costs utilizing cash on hand and the net proceeds of its New Notes. See Note 8.

The assets of Encino include producing wells and developed and undeveloped acreage in the Utica play. The financial results of Encino will be included in EOG's consolidated financial statements beginning August 1, 2025.

EOG will account for the acquisition of Encino as a business combination under FASB Topic ASC 805, Business Combinations, using the acquisition method, which requires the assets acquired and liabilities assumed to be measured at their acquisition date fair values. Acquisition-related costs are expensed as incurred.

Due to the limited amount of time elapsed since the acquisition date, the initial accounting for the business combination is incomplete. EOG will provide amounts recognized as of August 1, 2025, the acquisition date, for major classes of assets acquired and liabilities assumed from the transaction, as well as the supplemental pro forma revenues and net income of EOG as if the acquisition had been completed on January 1, 2024, in EOG's Quarterly Report on Form 10-Q for the period ended September 30, 2025.

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

For the first six months of 2025, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $67.55 per barrel and $3.55 per million British thermal units (MMBtu), respectively, representing a decrease of 14% and an increase of 72%, respectively, from the average NYMEX prices for the same period in 2024. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Including the impact of EOG's NGL financial derivative contracts and based on EOG's tax position, EOG's price sensitivity as of June 30, 2025, for each $1.00 per barrel increase or decrease in crude oil and condensate price, combined with the estimated change in NGL price, is approximately $167 million for net income and $214 million for pretax cash flows from operating activities, in each case for the full-year 2025.

Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for which prices have not (as of June 30, 2025) been determined under long-term marketing contracts, EOG's price sensitivity as of June 30, 2025, for each $0.10 per thousand cubic feet increase or decrease in natural gas price, is approximately $36 million for net income and $46 million for pretax cash flows from operating activities, in each case for the full-year 2025.

Inflation Considerations. As further discussed in EOG's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (EOG's 2024 Annual Report), during 2024 and the early part of 2025, EOG continued to see diminished inflationary pressures on its operating costs and capital expenditures (e.g., for fuel, wellbore tubulars, facilities manufactured using steel, labor and drilling and completion services) and, in certain circumstances, saw declines in prices. However, because the market for the materials, services and labor used in our operations continues to fluctuate, there can be no assurance that the inflationary pressures experienced by EOG in prior periods will not resume (for example, as a result of the imposition of tariffs, other trade barriers or other economic factors). Further, the timing and impact of any future price changes on EOG's operating costs and capital expenditures is uncertain.

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

EOG plans to continue with these initiatives and actions, though there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures (such as from tariffs, other trade barriers or other economic factors) on EOG's operating costs and capital expenditures, cash flows and results of operations. Further, there can be no assurance that the factors contributing to any such future inflationary pressures will not impact EOG's ability to conduct its future day-to-day drilling, completion and production operations.

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

During the first six months of 2025, EOG continued to focus on initiatives to increase its drilling, completion and operating efficiencies and improve well performance. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 70% and 72% of EOG's United States production during the first six months of 2025 and 2024, respectively. During the first six months of 2025, EOG's drilling and completion activities occurred primarily in the Delaware Basin and the Eagle Ford play. EOG's major producing areas in the United States are in New Mexico and Texas.

On July 4, 2025, the U.S. President signed into law the One Big Beautiful Bill Act, which primarily made permanent (generally with amendments) certain tax provisions of the 2017 Tax Cuts and Jobs Act. Included, among others, were changes to business tax provisions such as permanently restoring 100% bonus depreciation and full domestic research expensing. While the legislation is expected to reduce EOG's 2025 cash tax payments, it is not expected to have a material impact on earnings.

On August 1, 2025, EOG completed its previously announced acquisition of Encino Acquisition Partners, LLC (Encino). The assets of Encino include 675,000 core net acres in the Utica play. The financial results of Encino will be included in EOG's consolidated financial statements beginning August 1, 2025.

Trinidad. In Trinidad, EOG continues to deliver natural gas under existing supply contracts. Several fields have been developed and are producing natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary, and crude oil and condensate which is sold to both Heritage Petroleum Company Limited and BP Trinidad and Tobago LLC (bpTT). In January 2025, EOG executed two production sharing contracts with the Government of Trinidad and Tobago for the Lower Reverse L and North Coast Marine Area 4(a) Blocks.

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

In May 2025, a subsidiary of EOG was awarded a new oil exploration concession for Unconventional Onshore Block 3 (UCO3) by Abu Dhabi's Supreme Council for Financial and Economic Affairs. EOG holds one hundred percent equity and operatorship and, in coordination with Abu Dhabi National Oil Company (ADNOC), will explore and appraise unconventional oil in the concession area. Following a three-year appraisal phase, EOG may enter into a production concession in which ADNOC has the option to participate.

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

2025 Capital and Operating Plan. Total 2025 capital expenditures are estimated to range from approximately $6.2 billion to $6.4 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its plays where it generates the highest rates of return - specifically, in the Delaware Basin, Eagle Ford, Utica and Rocky Mountain area. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to focus on improving operating efficiencies; see the above related discussion. Relative to 2024, full-year oil production for 2025 (inclusive of production from the acquired Encino assets) is expected to increase by approximately 6% and full-year total crude oil, NGLs and natural gas production for 2025 (inclusive of production from the acquired Encino assets) is expected to increase by approximately 15%. In addition, EOG plans to continue to spend a portion of its anticipated 2025 capital expenditures on leasing acreage, evaluating new prospects and transportation infrastructure.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 13% at June 30, 2025 and 14% at December 31, 2024. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

On April 1, 2025, EOG repaid upon maturity the $500 million aggregate principal amount of its 3.15% Senior Notes due 2025.

On July 1, 2025, EOG closed on its offering of $500 million aggregate principal amount of its 4.400% Senior Notes due 2028, $1.25 billion aggregate principal amount of its 5.000% Senior Notes due 2032, $1.25 billion aggregate principal amount of its 5.350% Senior Notes due 2036 and $500 million aggregate principal amount of its 5.950% Senior Notes due 2055 (collectively, the New Notes). Interest on the New Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. EOG received net proceeds of $3.47 billion from the issuance of the New Notes, which were used for general corporate purposes, including the payment of a portion of the consideration for the acquisition of Encino and related fees, costs and expenses. See below related discussion.

On August 1, 2025, EOG completed the acquisition of Encino for cash consideration of approximately $4,484 million and the assumption of Encino's senior notes in an aggregate principal amount of $1,200 million. In connection with the completion of the acquisition, EOG repaid and redeemed such senior notes in full, utilizing aggregate cash of approximately $1,292 million (inclusive of applicable redemption premiums and accrued and unpaid interest).

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

On May 1, 2025, the Board declared a quarterly cash dividend on the common stock of $0.975 per share paid on July 31, 2025, to stockholders of record as of July 17, 2025.

On May 30, 2025, the Board declared a quarterly cash dividend on the common stock of $1.02 per share to be paid on October 31, 2025, to stockholders of record as of October 17, 2025. This represents an increase from the previous quarterly cash dividend which was $0.975 per share.

Results of Operations

The following review of operations for the three months and six months ended June 30, 2025 and 2024 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Operating Revenues and Other. During the second quarter of 2025, operating revenues decreased $547 million, or 9%, to $5,478 million from $6,025 million for the same period of 2024. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the second quarter of 2025 decreased $402 million, or 9%, to $4,108 million from $4,510 million for the same period of 2024. EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $107 million for the second quarter of 2025 compared to net losses of $47 million for the same period of 2024. Gathering, processing and marketing revenues for the second quarter of 2025 decreased $272 million to $1,247 million from $1,519 million for the same period of 2024.

Volume and price statistics for the three-month periods ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024
Crude Oil and Condensate Volumes (MBbld) (1)
United States	503.1	490.1
Trinidad	1.1	0.6
Total	504.2	490.7
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$64.84	$82.71
Trinidad	54.50	70.75
Composite	64.82	82.69
Natural Gas Liquids Volumes (MBbld) (1)
United States	258.4	244.8
Total	258.4	244.8
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$22.70	$23.11
Natural Gas Volumes (MMcfd) (1)
United States	1,977	1,668
Trinidad	252	204
Total	2,229	1,872
Average Natural Gas Prices ($/Mcf) (2)
United States	$2.87	$1.57
Trinidad	3.65	3.48
Composite	2.96	1.78
Crude Oil Equivalent Volumes (MBoed) (3)
United States	1,090.9	1,013.0
Trinidad	43.2	34.5
Total	1,134.1	1,047.5

Total MMBoe (3)	103.2	95.3

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

Crude oil and condensate revenues for the second quarter of 2025 decreased $718 million, or 19%, to $2,974 million from $3,692 million for the same period of 2024. The decrease was due to a lower composite average price ($826 million), partially offset by an increase of 13.5 MBbld, or 3%, in crude oil and condensate production ($108 million). Increased production was primarily from the Permian Basin and Utica. EOG's composite crude oil and condensate price for the second quarter of 2025 decreased 22% to $64.82 per barrel compared to $82.69 per barrel for the same period of 2024.

NGL revenues for the second quarter of 2025 increased $19 million, or 4%, to $534 million from $515 million for the same period of 2024 due to an increase of 13.6 MBbld, or 6%, in NGL deliveries ($30 million), partially offset by a lower composite average price ($11 million). Increased production was primarily from the Permian Basin and Utica. EOG's composite NGL price for the second quarter of 2025 decreased 2% to $22.70 per barrel compared to $23.11 per barrel for the same period of 2024.

Natural gas revenues for the second quarter of 2025 increased $297 million, or 98%, to $600 million from $303 million for the same period of 2024. The increase was due to a higher composite average price ($238 million) and an increase in natural gas deliveries ($59 million). Natural gas deliveries for the second quarter of 2025 increased 357 MMcfd, or 19%, compared to the same period of 2024 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in Dorado and Trinidad. EOG's composite natural gas price for the second quarter of 2025 increased 66% to $2.96 per Mcf compared to $1.78 per Mcf for the same period of 2024.

During the second quarter of 2025, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $107 million compared to net losses of $47 million for the same period of 2024. The net gains of $107 million included losses of $59 million related to the Brent crude oil (Brent) linked gas sales contract. During the second quarter of 2025, net cash paid for settlements of financial commodity derivative contracts was $24 million compared to net cash received from settlements of financial commodity derivative contracts of $79 million for the same period of 2024.

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

Operating and Other Expenses.  For the second quarter of 2025, operating expenses of $3,731 million were $164 million lower than the $3,895 million incurred during the second quarter of 2024.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Lease and Well	$3.84	$4.09
Gathering, Processing and Transportation Costs (GP&T)	4.41	4.44
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.58	9.80
Other Property, Plant and Equipment	0.62	0.52
General and Administrative (G&A)	1.80	1.58
Interest Expense, Net	0.49	0.38
Total (1)	$20.74	$20.81

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A and interest expense, net for the three months ended June 30, 2025, compared to the same period of 2024, are set forth below. See "Operating Revenues and Other" above for a discussion of volumes.

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

Lease and well expenses of $396 million for the second quarter of 2025 increased $6 million from $390 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($8 million) and increased lease and well administrative expenses ($3 million), partially offset by decreased workover expenditures in the United States ($5 million).

GP&T costs represent costs to process and deliver hydrocarbon products from the lease to a downstream point of sale. GP&T costs include operating and maintenance expenses from EOG-owned assets, fees paid to third-party operators and administrative expenses associated with operating EOG's GP&T assets. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

GP&T costs of $455 million for the second quarter of 2025 increased $32 million from $423 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Permian Basin and Utica, partially offset by a decrease in GP&T costs in the Eagle Ford.

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

DD&A expenses for the second quarter of 2025 increased $69 million to $1,053 million from $984 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2025 were $55 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($68 million) and in Trinidad ($8 million), partially offset by decreased unit rates in the United States ($17 million) and in Trinidad ($4 million). DD&A expenses associated with other property, plant and equipment for the second quarter of 2025 were $14 million higher than the same prior year period primarily due to an increase in expenses related to GP&T assets and equipment.

G&A expenses of $186 million for the second quarter of 2025 increased $35 million from $151 million for the same prior year period primarily due to increased professional services and other costs, including Encino acquisition-related costs ($19 million), and employee-related costs ($15 million).

Interest expense, net of $51 million for the second quarter of 2025 increased $15 million compared to the same prior year period primarily due to the issuance in November 2024 of the $1,000 million aggregate principal amount of 5.650% Senior Notes due 2054 ($14 million) and financing commitment costs related to the acquisition of Encino ($6.5 million), partially offset by the maturity in April 2025 of the $500 million aggregate principal amount of 3.15% Senior Notes due 2025 ($4 million).

Exploration costs of $74 million for the second quarter of 2025 increased $40 million from $34 million for the same prior year period primarily due to geological and geophysical expenditures in the United Arab Emirates ($22 million), the United States ($8 million) and Trinidad ($6 million).

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

The following table sets forth impairments for the second quarter of 2025 and 2024 (in millions):

	Three Months Ended June 30,
	2025	2024
Proved properties	$12	$33
Unproved properties	12	17
Other Assets	14	30
Firm commitment contracts	1	1
Total	$39	$81

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2025 decreased $36 million to $301 million (7.3% of revenues from sales of crude oil and condensate, NGLs and natural gas) from $337 million (7.5% of revenues from sales of crude oil and condensate, NGLs and natural gas) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes in the United States.

Other income, net of $55 million for the second quarter of 2025 decreased $11 million from $66 million for the same prior year period. The decrease was primarily due to decreased interest income.

Income taxes of $406 million for the second quarter of 2025 decreased from $470 million for the second quarter of 2024 primarily due to decreased pretax income.  The net effective tax rate for the second quarter of 2025 increased to 23% from 22% for the second quarter of 2024.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Operating Revenues and Other. During the first six months of 2025, operating revenues decreased $1,001 million, or 8%, to $11,147 million from $12,148 million for the same period of 2024. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the first six months of 2025 decreased $275 million, or 3%, to $8,610 million from $8,885 million for the same period of 2024. During the first six months of 2025, EOG recognized net losses on the mark-to-market of financial commodity and other derivative contracts of $84 million compared to net gains of $190 million for the same period of 2024. Gathering, processing and marketing revenues for the first six months of 2025 decreased $391 million, or 13%, to $2,587 million from $2,978 million for the same period of 2024.

Volume and price statistics for the six-month periods ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Crude Oil and Condensate Volumes (MBbld)
United States	502.0	488.4
Trinidad	1.1	0.6
Total	503.1	489.0
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$68.84	$80.59
Trinidad	57.84	69.11
Composite	68.81	80.58
Natural Gas Liquids Volumes (MBbld)
United States	250.1	238.3
Total	250.1	238.3
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$24.42	$23.70
Natural Gas Volumes (MMcfd)
United States	1,906	1,663
Trinidad	249	202
Total	2,155	1,865
Average Natural Gas Prices ($/Mcf) (1)
United States	$3.10	$1.84
Trinidad	3.71	3.51
Composite	3.17	2.02
Crude Oil Equivalent Volumes (MBoed)
United States	1,069.7	1,003.9
Trinidad	42.7	34.3
Total	1,112.4	1,038.2

Total MMBoe	201.3	188.9

(1)    Excludes the impact of financial commodity and other derivative instruments (see Note 10 to the Condensed Consolidated Financial Statements).

Crude oil and condensate revenues for the first six months of 2025 decreased $905 million, or 13%, to $6,267 million from $7,172 million for the same period of 2024 due to a lower composite average price ($1,074 million), partially offset by an increase of 14.1 MBbld, or 3%, in crude oil and condensate production ($169 million). Increased production was primarily in the Permian Basin, Utica and Rocky Mountain area. EOG's composite crude oil and condensate price for the first six months of 2025 decreased 15% to $68.81 per barrel compared to $80.58 per barrel for the same period of 2024.

NGL revenues for the first six months of 2025 increased $78 million, or 8%, to $1,106 million from $1,028 million for the same period of 2024 due to an increase of 11.8 MBbld, or 5%, in NGL deliveries ($45 million) and a higher composite average price ($33 million). Increased production was primarily from the Permian Basin and Utica. EOG's composite NGL price for the first six months of 2025 increased 3% to $24.42 per barrel compared to $23.70 per barrel for the same period of 2024.

Natural gas revenues for the first six months of 2025 increased $552 million, or 81%, to $1,237 million from $685 million for the same period of 2024. The increase was due to a higher composite average price ($449 million) and an increase in natural gas deliveries ($103 million). Natural gas deliveries for the first six months of 2025 increased 290 MMcfd, or 16%, compared to the same period of 2024 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in Dorado and Trinidad. EOG's composite natural gas price for the first six months of 2025 increased 57% to $3.17 per Mcf compared to $2.02 per Mcf for the same period of 2024.

During the first six months of 2025, EOG recognized net losses on the mark-to-market of financial commodity and other derivative contracts of $84 million compared to net gains of $190 million for the same period of 2024. The net losses of $84 million included losses of $53 million related to the Brent linked gas sales contract. During the first six months of 2025, net cash payments for settlements of financial commodity derivative contracts was $62 million. Net cash received from settlements of financial commodity derivative contracts was $134 million for the same period of 2024.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2025 decreased $38 million as compared to the same period of 2024 primarily due to lower margins on crude oil marketing activities, partially offset by higher margins on natural gas marketing activities.

Operating and Other Expenses. For the first six months of 2025, operating expenses of $7,541 million were $206 million lower than the $7,747 million incurred during the same period of 2024. The following table presents the costs per Boe for the six-month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Lease and Well	$3.96	$4.16
GP&T	4.45	4.42
DD&A -
Oil and Gas Properties	9.65	10.37
Other Property, Plant and Equipment	0.61	0.52
G&A	1.77	1.66
Interest Expense, Net	0.49	0.37
Total (1)	$20.93	$21.50

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A, and interest expense, net for the six months ended June 30, 2025, compared to the same period of 2024 are set forth below. See "Operating Revenues" above for a discussion of volumes.

Lease and well expenses of $797 million for the first six months of 2025 increased $11 million from $786 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($21 million) and Trinidad ($5 million) and increased lease and well administrative expenses ($9 million), partially offset by decreased workover expenditures in the United States ($24 million).

GP&T costs of $895 million for the first six months of 2025 increased $59 million from $836 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Permian Basin and Utica, partially offset by a decrease in GP&T costs in the Eagle Ford.

DD&A expenses for the first six months of 2025 increased $8 million to $2,066 million from $2,058 million for the same prior year period. DD&A expenses associated with other property, plant and equipment for the first six months of 2025 were $25 million higher than the same prior year period primarily due to an increase in expenses related to GP&T assets and equipment. DD&A expenses associated with oil and gas properties for the first six months of 2025 were $17 million lower than the same prior year period. The decrease primarily reflects an adjustment to DD&A recorded in 2024 ($117 million) related to natural gas production used by EOG's domestic gathering systems, as well as decreased unit rates in the United States ($31 million). This was partially offset by increased production in the United States ($112 million) and in Trinidad ($15 million), as well as increased unit rates in Trinidad ($7 million).

G&A expenses of $357 million for the first six months of 2025 increased $44 million from $313 million for the same prior year period primarily due to increased professional services and other costs, including Encino acquisition-related costs ($23 million), employee-related costs ($16 million) and information systems costs ($4 million).

Interest expense, net of $98 million for the first six months of 2025 increased $29 million compared to the same prior year period primarily due to the issuance in November 2024 of the $1,000 million aggregate principal amount of 5.650% Senior Notes due 2054 ($29 million) and financing commitment costs related to the acquisition of Encino ($6.5 million), partially offset by the maturity in April 2025 of the $500 million aggregate principal amount of 3.15% Senior Notes due 2025 ($4 million).

Exploration costs of $115 million for the first six months of 2025 increased $36 million from $79 million for the same prior year period due primarily to geological and geophysical expenditures in the United Arab Emirates ($22 million), the United States ($6 million) and Trinidad ($6 million).

The following table sets forth impairments for the six-month periods ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024
Proved properties	$44	$35
Unproved properties	24	34
Other assets	14	30
Firm commitment contracts	1	1
Total	$83	$100

Taxes other than income for the first six months of 2025 decreased $33 million to $642 million (7.5% of revenues from sales of crude oil and condensate, NGLs and natural gas) from $675 million (7.6% of revenues from sales of crude oil and condensate, NGLs and natural gas) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes ($30 million) and decreased ad valorem/property taxes ($5 million), all in the United States.

Other income, net of $120 million for the first six months of 2025 decreased $8 million from $128 million for the same prior year period. The decrease was primarily due to decreased interest income.

Income taxes of $820 million for the first six months of 2025 decreased from income taxes of $981 million for the first six months of 2024 primarily due to decreased pretax income. The net effective tax rate for the first six months of 2025 increased to 23% from 22% for the first six months of 2024.

Capital Resources and Liquidity

Liquidity Overview. At June 30, 2025, EOG maintained a strong financial and liquidity position, including $5.2 billion of cash and cash equivalents on hand and $1.9 billion of availability under its senior unsecured revolving credit facility (which remained undrawn).

The primary source of cash for EOG during the six months ended June 30, 2025, was funds generated from operations. The primary uses of cash were exploration and development expenditures; funds used in operations; dividend payments to stockholders; purchases of treasury stock; repayments of long-term debt and other property, plant and equipment expenditures. During the first six months of 2025, EOG's cash balance decreased $1,876 million to $5,216 million from $7,092 million at December 31, 2024.

See Notes 8 and 9 to the Condensed Consolidated Financial Statements for further discussion of our debt obligations, including the fair value of our senior notes.

Cash Flow. Net cash provided by operating activities of $4,321 million for the first six months of 2025 decreased $1,471 million compared to the same period of 2024 primarily due to an increase in net cash paid for income taxes ($853 million), a decrease in revenues from sales of crude oil and condensate, NGLs and natural gas ($275 million), net cash paid for settlements of financial commodity derivative contracts of $62 million compared to net cash received of $134 million for the first six months of 2024, an increase in cash operating expenses ($104 million) and a decrease in gathering, processing and marketing revenue less marketing costs ($38 million).

Net cash used in investing activities of $3,211 million for the first six months of 2025 increased $81 million compared to the same period of 2024 primarily due to a decrease in cash provided by working capital associated with investing activities ($307 million) and an increase in additions to oil and gas properties ($238 million), partially offset by a decrease in additions to other property, plant and equipment ($467 million).

Net cash used in financing activities of $2,987 million for the first six months of 2025 included purchases of treasury stock ($1,408 million), dividend payments to stockholders ($1,066 million) and repayments of long-term debt ($500 million). Net cash used in financing activities of $2,509 million for the first six months of 2024 included purchases of treasury stock ($1,458 million) and dividend payments to stockholders ($1,045 million).

Total Expenditures. For the full-year 2025, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $6.2 billion to $6.4 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. The table below sets out components of total expenditures for the six-month periods ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024
Expenditure Category
Capital
Exploration and Development Drilling	$2,366	$2,431
Facilities	305	304
Leasehold Acquisitions (1)	83	144
Property Acquisitions (2)	269	26
Capitalized Interest	23	20
Subtotal	3,046	2,925
Exploration Costs	115	79
Dry Hole Costs	45	6
Exploration and Development Expenditures	3,206	3,010
Asset Retirement Costs (3)	27	(39)
Total Exploration and Development Expenditures	3,233	2,971
Other Property, Plant and Equipment (4)	196	663
Total Expenditures	$3,429	$3,634

(1)    Leasehold acquisitions included $11 million and $65 million for the six-month periods ended June 30, 2025 and 2024, respectively, related to non-cash property exchanges.
(2)    Property acquisitions included $24 million for the six-month period ended June 30, 2024, related to non-cash property exchanges.
(3)    Asset Retirement Costs for the six-month period ended June 30, 2024 included a downward revision to asset retirement obligations of $84 million.
(4)    Other Property, Plant and Equipment included $132 million related to the acquisition of a gathering system in South Texas for the six-month period ended June 30, 2024.

Exploration and development expenditures of $3,206 million for the first six months of 2025 were $196 million higher than the same period of 2024 primarily due to increased property acquisitions ($243 million), increased dry hole costs ($39 million) and exploration costs in the United Arab Emirates ($23 million), partially offset by decreased exploration and development drilling expenditures in Trinidad ($67 million) and decreased leasehold acquisitions ($61 million). Exploration and development expenditures for the first six months of 2025 of $3,206 million consisted of $2,680 million in development drilling and facilities, $269 million in property acquisitions, $234 million in exploration and $23 million in capitalized interest. Exploration and development expenditures for the first six months of 2024 of $3,010 million consisted of $2,629 million in development drilling and facilities, $335 million in exploration, $26 million in property acquisitions and $20 million in capitalized interest.

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

The total fair value of EOG's financial commodity and other derivative contracts was reflected on the Condensed Consolidated Balance Sheets at June 30, 2025, as a net liability of $29 million.

As discussed in "Operating Revenues and Other," the net cash paid for settlements of financial commodity derivative contracts during the second quarter and first six months of 2025 was $24 million and $62 million, respectively.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2025 to July 31, 2025 (closed) and outstanding as of July 31, 2025. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

February - August 2025 (closed)	NYMEX Henry Hub	725	$3.07
September - December 2025	NYMEX Henry Hub	725	3.07

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - July 2025 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
August - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at July 31, 2025. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX Henry Hub prices.

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

Encino Financial Commodity Derivative Contracts. In connection with the acquisition of Encino, EOG assumed (via novation) certain natural gas and NGLs financial derivative contracts from Encino. Presented below is a summary of such contracts outstanding as of August 1, 2025. Natural gas volumes are presented in MMBtud and prices are presented in $/MMBtu. NGLs volumes are presented in thousands of barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl).

Ethane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

August - December 2025	Mont Belvieu Ethane (non-Tet)	11	$10.46
January - December 2026	Mont Belvieu Ethane (non-Tet)	11	10.94

Butane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

August - December 2025	Mont Belvieu Butane (non-Tet)	7	$36.28

Propane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

August - December 2025	Mont Belvieu Propane (Tet)	13	$30.82
January - December 2026	Mont Belvieu Propane (Tet)	1	30.24

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

September - December 2025	NYMEX Henry Hub	500	$3.67
January - June 2026	NYMEX Henry Hub	460	3.78
July - December 2026	NYMEX Henry Hub	450	3.79

Natural Gas Collar Contracts
		Contracts Sold
			Weighted Average Price ($/MMBtu)
Period	Settlement Index	Volume (MMBtud in thousands)	Ceiling Price	Floor Price

September 2025	NYMEX Henry Hub	50	$4.65	$3.81
October - December 2025	NYMEX Henry Hub	60	4.63	3.76
January - June 2026	NYMEX Henry Hub	80	4.28	3.72
July - December 2026	NYMEX Henry Hub	70	4.23	3.71
January - December 2027	NYMEX Henry Hub	120	4.36	3.44

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including, among others, statements and projections regarding EOG's future financial position, operations, performance, business strategy, goals, returns and rates of return, budgets, reserves, levels of production, capital expenditures, operating costs and asset sales, statements regarding future commodity prices, statements regarding the plans and objectives of EOG's management for future operations and statements and projections regarding the strategic rationale for, and anticipated benefits of, EOG's acquisition of Encino Acquisition Partners, LLC (Encino) are forward‐looking statements. EOG typically uses words such as "expect," "anticipate," "estimate," "project," "strategy," "intend," "plan," "target," "aims," "ambition," "initiative," "goal," "may," "will," "focused on," "should" and "believe" or the negative of those terms or other variations or comparable terminology to identify its forward‐looking statements. In particular, statements, express or implied, concerning (i) EOG's future financial or operating results and returns, (ii) EOG's ability to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control drilling, completion and operating costs and capital expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, other environmental matters or safety matters, pay and/or increase regular and/or special dividends or repurchase shares or (iii) the successful integration of Encino's assets and operations or the strategic rationale for, or anticipated benefits of, EOG's acquisition of Encino, in each case are forward‐looking statements. Forward-looking statements are not guarantees of performance. Although EOG believes the expectations reflected in its forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that such assumptions are accurate or will prove to have been correct or that any of such expectations will be achieved (in full or at all) or will be achieved on the expected or anticipated timelines. Moreover, EOG's forward-looking statements may be affected by known, unknown or currently unforeseen risks, events or circumstances that may be outside EOG's control. Important factors that could cause EOG's actual results to differ materially from the expectations reflected in EOG's forward-looking statements include, among others:

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
•EOG's failure to realize, in full or at all, the anticipated benefits of its acquisition of Encino and/or business disruptions resulting from the acquisition (e.g., relating to the integration of Encino's assets and operations into EOG's operations) that could harm EOG's business operations (including current plans and operations and the diversion of management's attention from EOG's ongoing business operations);
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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 7 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter ended June 30, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1, 2025 - April 30, 2025	5,432,214	$110.57	$599,999,989	$4,461,500,362
May 1, 2025 - May 31, 2025	3,003	110.77	—	4,461,500,362
June 1, 2025 - June 30, 2025	9,942	121.58	—	4,461,500,362
Total	5,445,159	110.59	$599,999,989

(1)Includes 5,427,166 shares repurchased during the quarter ended June 30, 2025, at an average price of $110.55 per share (inclusive of commissions and transaction fees), pursuant to the Share Repurchase Authorization (as defined and further discussed below); such repurchases count against the Share Repurchase Authorization. The share repurchases effected during the period April 1, 2025 through April 30, 2025 were made pursuant to a Rule 10b5-1 trading plan entered into by EOG on March 27, 2025. Also includes 17,993 total shares that were withheld by or returned to EOG during the quarter ended June 30, 2025, at an average price of $120.43 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options; such shares do not count against the Share Repurchase Authorization.
(2)In November 2021, EOG's Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion, effective November 7, 2024 (Share Repurchase Authorization). As of June 30, 2025, (i) EOG had repurchased an aggregate 46,117,268 shares at a total cost of $5,538,499,638 (inclusive of commissions and transaction fees) under the Share Repurchase Authorization and (ii) an additional $4,461,500,362 of shares remained available for repurchases under the Share Repurchase Authorization.
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

ITEM 5. OTHER INFORMATION

Trading Plans/Arrangements. On June 16, 2025, Jeffrey R. Leitzell, EOG's Executive Vice President and Chief Operating Officer, terminated his written Rule 10b5-1 trading arrangement, dated August 30, 2024, in respect of EOG's common stock. The description of such trading arrangement set forth in Item II, Part 5 of EOG's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 is incorporated herein by reference.

On June 26, 2025, Mr. Leitzell adopted a new written Rule 10b5-1 trading arrangement in respect of EOG's common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934 (as amended). The arrangement, which was adopted in accordance with EOG's Insider Trading Policy and at a time when Mr. Leitzell was not in possession of material, non-public information regarding EOG, provides for the sale by Mr. Leitzell of:

(1)up to 6,000 shares currently held by Mr. Leitzell;
(2)55% of the net shares to be received by Mr. Leitzell upon the vesting of 5,665 shares of restricted stock previously granted to him;
(3)65% of the net shares to be received by Mr. Leitzell upon the vesting of 4,841 shares of restricted stock previously granted to him; and
(4)28% of the net shares to be received by Mr. Leitzell upon the vesting of 8,497 restricted stock units with performance-based conditions (performance units) previously granted to him;

in each case, during the specific time periods and subject to the limit price (i.e., trigger price) conditions set forth in the arrangement (and subject to EOG's withholding of shares in satisfaction of the tax withholding obligations arising upon such vestings). Mr. Leitzell's Rule 10b5-1 trading arrangement will commence following the applicable cooling-off period and will terminate upon the earlier of (i) the completion of all sales specified in the trading arrangement and (ii) June 30, 2027.

During the quarter ended June 30, 2025, no other Section 16 officer of EOG, and no director of EOG, adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.		Description

2.1#	-
Equity Interest Purchase Agreement, dated as of May 30, 2025, by and among EOG, Encino Acquisition Partners, LLC, CPPIB EAP US Inc., CPPIB EAP Canada, Inc., the other seller parties thereto and Encino Energy, LLC.

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

Exhibit No.		Description

4.1	-
Officers' Certificate Establishing 4.400% Senior Notes due 2028 of EOG, 5.000% Senior Notes due 2032 of EOG, 5.350% Senior Notes due 2036 of EOG and 5.950% Senior Notes due 2055 of EOG, dated July 1, 2025 (incorporated by reference to Exhibit 4.2 to EOG's Current Report on Form 8-K, filed July 1, 2025) (SEC File No. 001-09743).

4.2	-	Form of Global Note with respect to the 4.400% Senior Notes due 2028 of EOG (included in Exhibit 4.1).

4.3	-	Form of Global Note with respect to the 5.000% Senior Notes due 2032 of EOG (included in Exhibit 4.1).

4.4	-	Form of Global Note with respect to the 5.350% Senior Notes due 2036 of EOG (included in Exhibit 4.1).

4.5	-	Form of Global Note with respect to the 5.950% Senior Notes due 2055 of EOG (included in Exhibit 4.1).

10.1	-	EOG Resources, Inc. Employee Stock Purchase Plan (As Initially Amended and Restated Effective January 1, 2018 and As Further Amended and Restated Effective June 1, 2025).

31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	-	Inline XBRL Schema Document.
*101.CAL	-	Inline XBRL Calculation Linkbase Document.

*101.DEF	-	Inline XBRL Definition Linkbase Document.

*101.LAB	-	Inline XBRL Label Linkbase Document.

*101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Six Months Ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets - June 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Six Months Ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements.

# Certain schedules and exhibits (and similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	August 7, 2025	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)