Form 10-Q
period 2025-09-30
EOG RESOURCES INC
filed 2025-11-06
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	542,598,457	(as of October 30, 2025)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues and Other
Crude Oil and Condensate	$3,243	$3,488	$9,510	$10,660
Natural Gas Liquids	604	524	1,710	1,552
Natural Gas	707	372	1,944	1,057
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	116	79	32	269
Gathering, Processing and Marketing	1,178	1,481	3,765	4,459
Gains (Losses) on Asset Dispositions, Net	(18)	(7)	(19)	39
Other, Net	17	28	52	77
Total	5,847	5,965	16,994	18,113
Operating Expenses
Lease and Well	431	392	1,228	1,178
Gathering, Processing and Transportation Costs	587	445	1,482	1,281
Exploration Costs	71	43	186	122
Dry Hole Costs	—	—	45	6
Impairments	71	15	154	115
Marketing Costs	1,134	1,500	3,675	4,394
Depreciation, Depletion and Amortization	1,169	1,031	3,235	3,089
General and Administrative	239	167	596	480
Taxes Other Than Income	309	283	951	958
Total	4,011	3,876	11,552	11,623
Operating Income	1,836	2,089	5,442	6,490
Other Income, Net	59	76	179	204
Income Before Interest Expense and Income Taxes	1,895	2,165	5,621	6,694
Interest Expense, Net	71	31	169	100
Income Before Income Taxes	1,824	2,134	5,452	6,594
Income Tax Provision	353	461	1,173	1,442
Net Income	$1,471	$1,673	$4,279	$5,152
Net Income Per Share
Basic	$2.72	$2.97	$7.85	$9.05
Diluted	$2.70	$2.95	$7.81	$8.99
Average Number of Common Shares
Basic	541	564	545	569
Diluted	544	568	548	573
Comprehensive Income
Net Income	$1,471	$1,673	$4,279	$5,152
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	2	(1)	(1)	—
Other Comprehensive Income (Loss)	2	(1)	(1)	—
Comprehensive Income	$1,473	$1,672	$4,278	$5,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$3,530	$7,092
Accounts Receivable, Net	2,680	2,650
Inventories	945	985
Assets from Price Risk Management Activities	19	—
Other	646	503
Total	7,820	11,230
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	88,301	77,091
Other Property, Plant and Equipment	6,772	6,418
Total Property, Plant and Equipment	95,073	83,509
Less: Accumulated Depreciation, Depletion and Amortization	(52,488)	(49,297)
Total Property, Plant and Equipment, Net	42,585	34,212
Deferred Income Taxes	37	39
Other Assets	1,757	1,705
Total Assets	$52,199	$47,186
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,944	$2,464
Accrued Taxes Payable	392	1,007
Dividends Payable	550	539
Liabilities from Price Risk Management Activities	17	116
Current Portion of Long-Term Debt	27	532
Current Portion of Operating Lease Liabilities	433	315
Other	452	381
Total	4,815	5,354

Long-Term Debt	7,667	4,220
Other Liabilities	2,496	2,395
Deferred Income Taxes	6,936	5,866
Commitments and Contingencies (Note 7)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 589,044,385 Shares Issued at September 30, 2025 and 588,939,584 Shares Issued at December 31, 2024	206	206
Additional Paid in Capital	5,978	6,090
Accumulated Other Comprehensive Loss	(5)	(4)
Retained Earnings	29,603	26,941
Common Stock Held in Treasury, 45,258,927 Shares at September 30, 2025 and 31,731,107 Shares at December 31, 2024	(5,497)	(3,882)
Total Stockholders' Equity	30,285	29,351
Total Liabilities and Stockholders' Equity	$52,199	$47,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2025	$206	$6,153	$(7)	$28,131	$(5,245)	$29,238
Net Income	—	—	—	1,471	—	1,471
Common Stock Dividends Declared, $0.00 Per Share	—	—	—	1	—	1
Other Comprehensive Income	—	—	2	—	—	2
Treasury Stock Repurchased	—	—	—	—	(442)	(442)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(2)	—	—	(36)	(38)
Restricted Stock and Restricted Stock Units, Net	—	(226)	—	—	226	—
Stock-Based Compensation Expenses	—	53	—	—	—	53
Balance at September 30, 2025	$206	$5,978	$(5)	$29,603	$(5,497)	$30,285

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at June 30, 2024	$206	$6,219	$(8)	$25,071	$(2,329)	$29,159
Net Income	—	—	—	1,673	—	1,673
Common Stock Dividends Declared, $0.91 Per Share	—	—	—	(513)	—	(513)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Treasury Stock Repurchased	—	—	—	—	(765)	(765)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(11)	—	—	(26)	(37)
Restricted Stock and Restricted Stock Units, Net	—	(208)	—	—	208	—
Stock-Based Compensation Expenses	—	58	—	—	—	58
Balance at September 30, 2024	$206	$6,058	$(9)	$26,231	$(2,912)	$29,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2024	$206	$6,090	$(4)	$26,941	$(3,882)	$29,351
Net Income	—	—	—	4,279	—	4,279
Common Stock Dividends Declared, $2.97 Per Share	—	—	—	(1,617)	—	(1,617)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Treasury Stock Repurchased	—	—	—	—	(1,845)	(1,845)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(6)	—	—	(32)	(38)
Restricted Stock and Restricted Stock Units, Net	—	(262)	—	—	262	—
Stock-Based Compensation Expenses	—	156	—	—	—	156
Balance at September 30, 2025	$206	$5,978	$(5)	$29,603	$(5,497)	$30,285

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2023	$206	$6,166	$(9)	$22,634	$(907)	$28,090
Net Income	—	—	—	5,152	—	5,152
Common Stock Dividends Declared, $2.73 Per Share	—	—	—	(1,555)	—	(1,555)
Treasury Stock Repurchased	—	—	—	—	(2,218)	(2,218)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(32)	—	—	(11)	(43)
Restricted Stock and Restricted Stock Units, Net	—	(224)	—	—	224	—
Stock-Based Compensation Expenses	—	148	—	—	—	148
Balance at September 30, 2024	$206	$6,058	$(9)	$26,231	$(2,912)	$29,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$4,279	$5,152
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,235	3,089
Impairments	154	115
Stock-Based Compensation Expenses	156	148
Deferred Income Taxes	427	547
(Gains) Losses on Asset Dispositions, Net	19	(39)
Other, Net	24	14
Dry Hole Costs	45	6
Mark-to-Market Financial Commodity and Other Derivative Contracts
Gains, Net	(32)	(269)
Net Cash Received from (Payments for) Settlements of Financial Commodity Derivative Contracts	(35)	195
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	303	200
Inventories	35	222
Accounts Payable	(231)	(188)
Accrued Taxes Payable	(632)	390
Other Assets	(114)	78
Other Liabilities	7	17
Changes in Components of Working Capital Associated with Investing Activities	(208)	(297)
Net Cash Provided by Operating Activities	7,432	9,380
Investing Cash Flows
Acquisition of Encino Acquisition Partners, LLC, Net of Cash Acquired	(4,464)	—
Additions to Oil and Gas Properties	(4,572)	(4,105)
Additions to Other Property, Plant and Equipment	(367)	(902)
Proceeds from Sales of Assets	21	19
Changes in Components of Working Capital Associated with Investing Activities	208	297
Net Cash Used in Investing Activities	(9,174)	(4,691)
Financing Cash Flows
Long-Term Debt Borrowings	3,472	—
Long-Term Debt Repayments	(1,766)	—
Dividends Paid	(1,611)	(1,578)
Treasury Stock Purchased	(1,887)	(2,253)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	11	11
Debt Issuance and Other Financing Costs	(14)	—
Repayment of Finance Lease Liabilities	(25)	(25)
Net Cash Used in Financing Activities	(1,820)	(3,845)
Effect of Exchange Rate Changes on Cash	—	—
Increase (Decrease) in Cash and Cash Equivalents	(3,562)	844
Cash and Cash Equivalents at Beginning of Period	7,092	5,278
Cash and Cash Equivalents at End of Period	$3,530	$6,122

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

2.    Stock-Based Compensation

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease and Well	$20	$22	$55	$50
Gathering, Processing and Transportation Costs	1	2	4	5
Exploration Costs	7	8	21	20
General and Administrative	25	26	76	73
Total	$53	$58	$156	$148

At September 30, 2025, approximately 12 million common shares remained available for grant under the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan). EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and of stock-settled stock appreciation rights (SARs) grants was estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $1 million and $8 million for the three months ended September 30, 2025 and 2024, respectively, and $4 million and $17 million for the nine months ended September 30, 2025 and 2024, respectively.

EOG has not granted any stock options or SARs since February 2022.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $50 million and $39 million for the three months ended September 30, 2025 and 2024, respectively, and $145 million and $113 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2025 and 2024 (shares and units in thousands):

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	4,699	$122.64	4,364	$111.24
Granted	2,083	117.58	1,822	122.35
Released (1)	(1,355)	113.54	(1,264)	85.21
Forfeited	(131)	123.77	(143)	113.78
Outstanding at September 30 (2)	5,296	$122.94	4,779	$122.28

(1)The total intrinsic value of restricted stock and restricted stock units released during the nine months ended September 30, 2025 and 2024, was $154 million and $155 million, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2025 and 2024, was $594 million and $588 million, respectively.

At September 30, 2025, unrecognized compensation expense related to restricted stock and restricted stock units totaled $434 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.1 years.

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

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $2 million for both the three-month periods ended September 30, 2025 and 2024, and $7 million and $9 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the nine-month periods ended September 30, 2025 and 2024 (units in thousands):

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	559		$119.05	630	$95.49
Granted	147		122.70	109	130.31
Granted for Performance Multiple (1)	54		96.61	—	—
Released (2)	(267)		96.61	(45)	43.33
Forfeited for Performance Multiple (3)	—		—	(135)	43.33
Outstanding at September 30 (4)	493	(5)	$129.87	559	$119.05

(1)Upon completion of the Performance Period for the Performance Units granted in 2021, a performance multiple of 125% was applied to each of the grants resulting in additional grants of Performance Units in February 2025.
(2)The total intrinsic value of Performance Units released was $34 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the Performance Units are released.
(3)Upon completion of the Performance Period for the Performance Units granted in 2020, a performance multiple of 25% was applied to each of the grants resulting in a forfeiture of Performance Units in February 2024.
(4)The total intrinsic value of Performance Units outstanding at September 30, 2025 and 2024, was $55 million and $69 million, respectively.
(5)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 986 Performance Units could be outstanding.

At September 30, 2025, unrecognized compensation expense related to Performance Units totaled $32 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and nine-month periods ended September 30, 2025 and 2024 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,471	$1,673	$4,279	$5,152
Denominator for Basic Earnings Per Share -
Weighted Average Shares	541	564	545	569
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	—	1	—	1
Restricted Stock/Units and Performance Units	3	3	3	3
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	544	568	548	573
Net Income Per Share
Basic	$2.72	$2.97	$7.85	$9.05
Diluted	$2.70	$2.95	$7.81	$8.99

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero for all periods presented.

4.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024
Interest (1)	$124	$75
Income Taxes, Net of Refunds Received (2)	$1,626	$587

(1)Net of capitalized interest of $50 million and $32 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes cash paid for the purchase of energy-related tax credits from a third-party seller(s) for the nine months ended September 30, 2025.

EOG's accrued capital expenditures and amounts recorded within accounts payable at September 30, 2025 and 2024, were $912 million and $690 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2025 and 2024, included additions of $14 million and $106 million, respectively, to EOG's oil and gas properties as a result of property exchanges.

EOG had no collateral posted or held during the nine months ended September 30, 2025 and 2024. For related discussion, see Note 10.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.    Segment Information

EOG's operations are all crude oil, natural gas liquids (NGLs) and natural gas exploration and production-related. The Segment Reporting Topic of the Accounting Standards Codification (ASC) establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. EOG's chief operating decision makers (CODM) are the Chairman of the Board and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Executive Vice President and Chief Financial Officer, the Executive Vice President and Chief Legal Officer, and the Senior Vice Presidents, Exploration and Production.

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

Financial information by reportable segment is presented below for the three-month and nine-month periods ended September 30, 2025 and 2024 (in millions):

	United States	Trinidad	Other International (1)	Total
Three Months Ended September 30, 2025
Crude Oil and Condensate	$3,234	$9	$—	$3,243
NGLs	604	—	—	604
Natural Gas	626	80	1	707
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	116	—	—	116
Gathering, Processing and Marketing	1,175	3	—	1,178
Losses on Asset Dispositions, Net	(18)	—	—	(18)
Other, Net	17	—	—	17
Operating Revenues and Other	5,754	92	1	5,847
Lease and Well	413	13	5
Gathering, Processing and Transportation Costs	587	—	—
Marketing Costs	1,134	—	—
Depreciation, Depletion and Amortization	1,134	35	—
General and Administrative	232	5	2
Taxes Other Than Income	307	1	1
Other Segment Items (2)	113	21	8
Operating Income (Loss)	1,834	17	(15)	1,836
Interest Income				57
Other Income				2
Interest Expense, Net				(71)
Income Before Income Taxes				$1,824

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs (3)	8,046	48	34	8,128
Interest Expense, Net	71	—	—	71
Interest Income	53	3	1	57

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International (1)	Total
Three Months Ended September 30, 2024
Crude Oil and Condensate	$3,482	$6	$—	$3,488
NGLs	524	—	—	524
Natural Gas	296	76	—	372
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	79	—	—	79
Gathering, Processing and Marketing	1,481	—	—	1,481
Gains (Losses) on Asset Dispositions, Net	(8)	1	—	(7)
Other, Net	27	1	—	28
Operating Revenues and Other	5,881	84	—	5,965
Lease and Well	380	12	—
Gathering, Processing and Transportation Costs	445	—	—
Marketing Costs	1,500	—	—
Depreciation, Depletion and Amortization	996	35	—
General and Administrative	162	4	1
Taxes Other Than Income	281	1	1
Other Segment Items (2)	54	2	2
Operating Income (Loss)	2,063	30	(4)	2,089
Interest Income				76
Other Income				—
Interest Expense, Net				(31)
Income Before Income Taxes				$2,134

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,246	31	3	1,280
Interest Expense, Net	31	—	—	31
Interest Income	71	4	1	76

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International (1)	Total
Nine Months Ended September 30, 2025
Crude Oil and Condensate	$9,489	$21	$—	$9,510
NGLs	1,710	—	—	1,710
Natural Gas	1,696	247	1	1,944
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	32	—	—	32
Gathering, Processing and Marketing	3,761	4	—	3,765
Losses on Asset Dispositions, Net	(18)	—	(1)	(19)
Other, Net	52	—	—	52
Operating Revenues and Other	16,722	272	—	16,994
Lease and Well	1,181	37	10
Gathering, Processing and Transportation Costs	1,481	1	—
Marketing Costs	3,675	—	—
Depreciation, Depletion and Amortization	3,113	122	—
General and Administrative	572	13	11
Taxes Other Than Income	947	3	1
Other Segment Items (2)	274	61	50
Operating Income (Loss)	5,479	35	(72)	5,442
Interest Income				181
Other Expense				(2)
Interest Expense, Net				(169)
Income Before Income Taxes				$5,452

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs (3)	11,030	107	37	11,174
Total Property, Plant and Equipment, Net	42,024	499	62	42,585
Total Assets	50,783	1,145	271	52,199
Interest Expense, Net	169	—	—	169
Interest Income	169	8	4	181

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International (1)	Total
Nine Months Ended September 30, 2024
Crude Oil and Condensate	$10,646	$14	$—	$10,660
NGLs	1,552	—	—	1,552
Natural Gas	852	205	—	1,057
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	269	—	—	269
Gathering, Processing and Marketing	4,458	1	—	4,459
Gains (Losses) on Asset Dispositions, Net	44	(5)	—	39
Other, Net	76	1	—	77
Operating Revenues and Other	17,897	216	—	18,113
Lease and Well	1,147	31	—
Gathering, Processing and Transportation Costs	1,281	—	—
Marketing Costs	4,394	—	—
Depreciation, Depletion and Amortization	2,987	101	1
General and Administrative	465	11	4
Taxes Other Than Income	955	2	1
Other Segment Items (2)	194	9	40
Operating Income (Loss)	6,474	62	(46)	6,490
Interest Income				208
Other Expense				(4)
Interest Expense, Net				(100)
Income Before Income Taxes				$6,594

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	4,089	112	4	4,205
Total Property, Plant and Equipment, Net	33,683	422	21	34,126
Total Assets	44,867	1,094	190	46,151
Interest Expense, Net	100	—	—	100
Interest Income	192	12	4	208

(1)    Other International primarily consists of EOG's Australia, Kingdom of Bahrain, Canada and United Arab Emirates operations. EOG is continuing the process of exiting its Canada operations.
(2)    Other Segment Items include Exploration Costs, Dry Hole Costs and Impairments. Other Segment Items primarily relate to exploration expense in the Kingdom of Bahrain and United Arab Emirates for the three-month period ended September 30, 2025 and to exploration expense in the Kingdom of Bahrain and United Arab Emirates and impairment in Canada for the nine-month period ended September 30, 2025.
(3)    Includes oil and gas properties from the Encino Acquisition Partners, LLC (Encino) acquisition of $6,633 million.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024
Carrying Amount at January 1	$1,460	$1,506
Liabilities Incurred (1)	84	39
Liabilities Settled (2)	(53)	(50)
Accretion	44	43
Revisions	5	(84)
Foreign Currency Translations	1	(1)
Carrying Amount at September 30	$1,541	$1,453

Current Portion	$72	$44
Noncurrent Portion	$1,469	$1,409

(1)Liabilities incurred for the nine-month period ended September 30, 2025, included $52 million related to the Encino acquisition.
(2)Includes settlements related to asset sales and property exchanges.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.    Long-Term Debt, Bridge Loan Commitments and Common Stock

Long-Term Debt. On April 1, 2025, EOG repaid upon maturity the $500 million aggregate principal amount of its 3.15% Senior Notes due 2025.

On July 1, 2025, EOG closed on its offering of $500 million aggregate principal amount of its 4.400% Senior Notes due 2028, $1.25 billion aggregate principal amount of its 5.000% Senior Notes due 2032, $1.25 billion aggregate principal amount of its 5.350% Senior Notes due 2036 and $500 million aggregate principal amount of its 5.950% Senior Notes due 2055 (collectively, the New Notes). Interest on the New Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. EOG received net proceeds of $3.47 billion from the issuance of the New Notes, which were used for general corporate purposes, including the payment of a portion of the consideration for the acquisition of Encino and related fees, costs and expenses. EOG incurred approximately $8 million of debt issuance costs from the issuance of the New Notes which are deducted from the New Notes' carrying amount.

At September 30, 2025, the $750 million aggregate principal amount of EOG's 4.15% Senior Notes due 2026 was classified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

EOG currently has a $1.9 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of June 7, 2028, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $1.9 billion at any one time outstanding, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $3.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility. Advances under the Agreement will accrue interest based, at EOG's option, on either the Secured Overnight Financing Rate (SOFR) plus 0.1% plus an applicable margin or the base rate (as defined in the Agreement) plus an applicable margin. The applicable margin used in connection with interest rates and fees will be based on EOG's credit rating for its senior unsecured long-term debt at the applicable time. The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of Total Debt-to-Total Capitalization (as such terms are defined in the Agreement) of no greater than 65%. At September 30, 2025, EOG was in compliance with this financial covenant. At September 30, 2025 and December 31, 2024, there were no borrowings or letters of credit outstanding under the Agreement. The SOFR and base rate (inclusive of the applicable margins), had there been any amounts borrowed under the Agreement at September 30, 2025, would have been 5.13% and 7.25%, respectively.

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

Common Stock. In November 2021, the Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion, effective November 7, 2024 (Share Repurchase Authorization). During the nine months ended September 30, 2025, EOG repurchased 15.4 million shares of common stock for approximately $1.8 billion (inclusive of transaction fees and commissions) pursuant to the Share Repurchase Authorization. As of September 30, 2025, approximately $4.0 billion remained available for repurchases under the Share Repurchase Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2025, is $17 million of estimated federal excise tax.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

On May 30, 2025, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on October 31, 2025, to stockholders of record as of October 17, 2025. This represented an increase from the previous quarterly cash dividend which was $0.975 per share.

On November 6, 2025, the Board declared a quarterly cash dividend on the common stock of $1.02 per share to be paid on January 30, 2026, to stockholders of record as of January 16, 2026.

9.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2025
Financial Assets:
Natural Gas Swaps	$—	$16	$—	$16
Natural Gas Collars	—	5	—	5
NGL Swaps	—	1	—	1
Brent Crude Oil (Brent) Linked Gas Sales Contract	—	—	65	65
Financial Liabilities:
Natural Gas Swaps	$—	$36	$—	$36
Natural Gas Collars	—	4	—	4
NGL Swaps	—	1	—	1

At December 31, 2024
Financial Assets:
Natural Gas Basis Swaps	$—	$1	$—	$1
Brent Linked Gas Sales Contract	—	—	110	110
Financial Liabilities:
Natural Gas Swaps	$—	$117	$—	$117

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

See Note 10 for the balance sheet amounts and classification of EOG's financial commodity and other derivative instruments at September 30, 2025 and December 31, 2024.

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

EOG accounted for its acquisition of Encino as a business combination under FASB Topic ASC 805 using the acquisition method with EOG as the acquirer. Under the acquisition method, the consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. See Note 11 for further discussion.

Fair Value Disclosures. EOG's financial instruments, other than financial commodity and other derivative contracts, consist of cash and cash equivalents, accounts receivable, accounts payable and current and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

At September 30, 2025 and December 31, 2024, respectively, EOG had outstanding $7,640 million and $4,640 million aggregate principal amount of senior notes, which had estimated fair values at such dates of $7,634 million and $4,441 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

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

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the nine-month period ended September 30, 2025 (closed) and outstanding as of September 30, 2025 (inclusive of the contracts assumed, via novation, from Encino). Natural gas volumes are presented in million British thermal units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu). NGL volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

February - July 2025 (closed)	NYMEX Henry Hub	725	$3.07
August - October 2025 (closed)	NYMEX Henry Hub	1,225	3.32
November - December 2025	NYMEX Henry Hub	1,225	3.32
January - June 2026	NYMEX Henry Hub	460	3.78
July - December 2026	NYMEX Henry Hub	450	3.79

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - September 2025 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
October - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Natural Gas Collar Contracts
		Contracts Sold
			Weighted Average Price ($/MMBtu)
Period	Settlement Index	Volume (MMBtud in thousands)	Ceiling Price	Floor Price

September 2025 (closed)	NYMEX Henry Hub	50	$4.65	$3.81
October 2025 (closed)	NYMEX Henry Hub	60	4.63	3.76
November - December 2025	NYMEX Henry Hub	60	4.63	3.76
January - June 2026	NYMEX Henry Hub	80	4.28	3.72
July - December 2026	NYMEX Henry Hub	70	4.23	3.71
January - December 2027	NYMEX Henry Hub	120	4.41	3.42

Ethane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

August - September 2025 (closed)	Mont Belvieu Ethane (non-Tet)	11	$10.46
October - December 2025	Mont Belvieu Ethane (non-Tet)	11	10.46
January - December 2026	Mont Belvieu Ethane (non-Tet)	11	10.94

Butane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

August - September 2025 (closed)	Mont Belvieu Butane (non-Tet)	7	$36.28
October - December 2025	Mont Belvieu Butane (non-Tet)	7	36.28

Propane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

August - September 2025 (closed)	Mont Belvieu Propane (Tet)	13	$30.82
October - December 2025	Mont Belvieu Propane (Tet)	13	30.82
January - December 2026	Mont Belvieu Propane (Tet)	1	30.24

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Financial Commodity and Other Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity and other derivative instruments at September 30, 2025 and December 31, 2024. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2025	December 31, 2024
Asset Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current Portion	Assets from Price Risk Management Activities (1)	$19	$—
Brent Linked Gas Sales Contract -
Noncurrent Portion	Other Assets (2)	65	110
Liability Derivatives
Crude oil, NGLs and natural gas financial derivative contracts -
Current Portion	Liabilities from Price Risk Management Activities (3)	$17	$116
Noncurrent Portion	Other Liabilities (4)	21	—

(1)    The current portion of Assets from Price Risk Management Activities consists of gross assets of $19 million at September 30, 2025.
(2)    The noncurrent portion related to the Brent Linked Gas Sales Contract consists of gross assets of $65 million and $110 million at September 30, 2025 and December 31, 2024, respectively.
(3)    The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $20 million, partially offset by gross assets of $3 million at September 30, 2025. The current portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $117 million, partially offset by gross assets of $1 million at December 31, 2024.
(4)    The noncurrent portion of Liabilities from Price Risk Management Activities consists of gross liabilities of $21 million at September 30, 2025.

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

All of EOG's financial commodity derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties. The ISDAs may contain provisions that require EOG, if it is the party in a net liability position, to post collateral when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings. In addition, the ISDAs may also provide that, as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding derivatives under the ISDAs to be settled immediately. See Note 9 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2025 and December 31, 2024. EOG had no collateral posted and no collateral held at September 30, 2025 and December 31, 2024.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.  Acquisitions and Divestitures

During the nine months ended September 30, 2025, EOG purchased proved properties adjacent to its core acreage in the Eagle Ford play for $269 million.

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

Encino Acquisition. On August 1, 2025, EOG acquired all of the outstanding equity interest in Encino, an independent oil and gas exploration and production company with operations in the Utica play, for cash consideration of $4,484 million and the assumption of Encino's senior notes in an aggregate principal amount of $1,200 million, subject to customary post-closing adjustments. The cash consideration included $392 million to repay Encino's revolving credit facility. In connection with the completion of the acquisition, EOG repaid and redeemed the senior notes in full, utilizing aggregate cash of approximately $1,292 million (inclusive of applicable redemption premiums and accrued and unpaid interest). In connection with the acquisition, EOG issued the New Notes. See Note 8.

The assets of Encino principally include producing wells and developed and undeveloped acreage in the Utica play.

In connection with this transaction, EOG incurred acquisition-related costs of approximately $57 million, of which $51 million were recorded as General and Administrative Expense and $6.5 million were recorded as Interest Expense.

EOG accounted for this transaction as a business combination under FASB Topic ASC 805 using the acquisition method with EOG as the acquirer. Under the acquisition method, the consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values, with any excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired recorded as goodwill. EOG did not record goodwill in connection with this transaction.

Certain data necessary to complete the purchase price allocation is preliminary including the valuations of oil and gas properties and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed. EOG believes the estimates used are reasonable, but are subject to change as additional information becomes available. Fair value measurements were applied to the acquired assets and liabilities. These measurements may be adjusted up to one year from the acquisition date if new information becomes available regarding facts and circumstances that existed as of such date.

The fair value measurements of Oil and Gas Properties and Asset Retirement Obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs as defined by ASC 820. The fair values of Proved Oil and Gas Properties and the majority of Unproved Oil and Gas Properties were measured using the Income Approach. Significant inputs to the valuation of Proved and Unproved Oil and Gas Properties included EOG's estimate of future crude oil, NGLs and natural gas prices, anticipated production from reserves, a weighted average cost of capital rate, and risk adjustment factors for proved undeveloped, probable and possible reserves. The valuation of a portion of the Unproved Oil and Gas Properties were valued using the Market Approach using prices per acre of comparable transactions as inputs. These inputs required significant judgments, assumptions and estimates by management at the time of the valuation, are the most sensitive and may be subject to change. The senior notes assumed were measured using observable market prices. The fair values of working capital items were determined to be equivalent to the carrying value as they are short-term in nature. The following table summarizes the preliminary allocation of the consideration to the fair values of the assets acquired and liabilities assumed (in millions):

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)

Total Consideration	$4,484

Fair Value of Assets Acquired:
Cash and Cash Equivalents	$20
Accounts Receivable, Net	326
Inventories	12
Assets from Price Risk Management Activities	26
Other Current Assets	24
Oil and Gas Properties (Successful Efforts Method)	6,685
Other Property, Plant and Equipment	88
Other Assets	67
Amount Attributable to Assets Acquired	$7,248

Fair Value of Liabilities Assumed:
Accounts Payable	$632
Accrued Taxes Payable	17
Current Liabilities from Price Risk Management Activities	15
Current Portion of Operating Lease Liabilities	23
Other Current Liabilities	42
Senior Notes	1,266
Asset Retirement Obligations	52
Other Liabilities	72
Deferred Income Taxes	645
Amount Attributable to Liabilities Assumed	$2,764

Net Assets Acquired and Liabilities Assumed	$4,484

The following table details revenues and net income for Encino from the acquisition date, August 1, 2025, for the periods presented (in millions):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Operating Revenues and Other	$358	$358
Net Income	100	100

The following table details unaudited supplemental pro forma financial information for Encino as if EOG had completed the acquisition on January 1, 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues and Other	$6,083	$6,411	$18,415	$19,414
Net Income	1,601	1,884	4,697	5,324

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

For the first nine months of 2025, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $66.67 per barrel and $3.39 per million British thermal units (MMBtu), respectively, representing a decrease of 14% and an increase of 61%, respectively, from the average NYMEX prices for the same period in 2024. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Including the impact of EOG's NGL financial derivative contracts and based on EOG's tax position, EOG's price sensitivity as of September 30, 2025, for each $1.00 per barrel increase or decrease in crude oil and condensate price, combined with the estimated change in NGL price, is approximately $165 million for net income and $211 million for pretax cash flows from operating activities, in each case for the full-year 2025.

Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for which prices have not (as of September 30, 2025) been determined under long-term marketing contracts, EOG's price sensitivity as of September 30, 2025, for each $0.10 per thousand cubic feet increase or decrease in natural gas price, is approximately $36 million for net income and $46 million for pretax cash flows from operating activities, in each case for the full-year 2025.

Operating Efficiencies. EOG has undertaken (and continues to undertake) initiatives to increase its drilling, completion and operating efficiencies and improve the performance of its wells. Such initiatives include (among others): (i) EOG's downhole drilling motor program, which has resulted in increased footage drilled per day and, in turn, reduced drilling times; (ii) enhanced techniques for completing its wells, which have resulted in increased footage completed per day and pumping hours per day; (iii) drilling extended laterals, which has resulted in a decrease in cost per foot drilled; and (iv) EOG's self-sourced sand program, which has provided supply certainty and resulted in operational efficiencies in its well completion operations. In addition, EOG has entered into agreements with its service providers from time to time, when available and advantageous, to secure the costs and availability of certain drilling and completion services it utilizes as part of its operations.

EOG plans to continue with these initiatives and actions, though there can be no assurance that such efforts will continue to be successful due to the impacts of any future inflationary pressures (such as from tariffs, other trade barriers or other macroeconomic factors) on EOG's operating costs and capital expenditures, cash flows and results of operations. Further, there can be no assurance that any such pressures or factors will not impact EOG's ability to conduct its future day-to-day drilling, completion and production operations.

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

During the first nine months of 2025, EOG continued to focus on initiatives to increase its drilling, completion and operating efficiencies and improve well performance. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 69% and 72% of EOG's United States production during the first nine months of 2025 and 2024, respectively. During the first nine months of 2025, EOG's drilling and completion activities occurred primarily in the Delaware Basin and the Eagle Ford play. EOG's major producing areas in the United States are in New Mexico, Texas and Ohio.

On July 4, 2025, the U.S. President signed into law the One Big Beautiful Bill Act, which primarily made permanent (generally with amendments) certain tax provisions of the 2017 Tax Cuts and Jobs Act. Included, among others, were changes to business tax provisions such as permanently restoring 100% bonus depreciation and full domestic research expensing. While the legislation is expected to reduce EOG's 2025 cash tax payments, it did not have a material impact on EOG's earnings.

On August 1, 2025, EOG completed its previously announced acquisition of Encino Acquisition Partners, LLC (Encino). The assets of Encino include 675,000 core net acres in the Utica play. EOG is in the process of integrating and optimizing operations and expects to complete 65 net wells in the Utica play in 2025. The financial results of Encino have been included in EOG's consolidated financial statements beginning August 1, 2025.

Trinidad. In Trinidad, EOG continues to deliver natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited and its subsidiary under existing supply contracts. Crude oil and condensate are sold to both Heritage Petroleum Company Limited and BP Trinidad and Tobago LLC. In January 2025, EOG executed two production sharing contracts with the Government of Trinidad and Tobago for the Lower Reverse L and North Coast Marine Area 4(a) Blocks.

Other International. In February 2025, a subsidiary of EOG signed an exploration participation agreement with Bapco Energies B.S.C. (Closed) (Bapco) to evaluate a gas exploration prospect in the Kingdom of Bahrain. In August 2025, the government of the Kingdom of Bahrain approved the related concession agreement. As part of the transaction, EOG has a working interest in several producing legacy wells and has commenced drilling operations.

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

2025 Capital and Operating Plan. Total 2025 capital expenditures are estimated to range from approximately $6.2 billion to $6.4 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding the acquisition of the equity interests in Encino, property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its plays where it generates the highest rates of return - specifically, in the Delaware Basin, Eagle Ford, Utica and Rocky Mountain area. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to focus on improving operating efficiencies; see the above related discussion. Relative to 2024, full-year oil production for 2025 (inclusive of production from the acquired Encino assets) is expected to increase by approximately 6% and full-year total crude oil, NGLs and natural gas production for 2025 (inclusive of production from the acquired Encino assets) is expected to increase by approximately 15%. In addition, EOG plans to continue to spend a portion of its anticipated 2025 capital expenditures on leasing acreage, evaluating new prospects and transportation infrastructure.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet with a consistently below average debt-to-total capitalization ratio as compared to those in EOG's peer group. EOG's debt-to-total capitalization ratio was 20% at September 30, 2025 and 14% at December 31, 2024. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

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

At September 30, 2025, the $750 million aggregate principal amount of EOG's 4.15% Senior Notes due 2026 was classified as long-term debt based upon EOG's intent and ability to ultimately replace such amount with other long-term debt.

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and issuances of additional equity and/or debt securities. For related discussion, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity included in EOG's 2024 Annual Report.

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

On May 30, 2025, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on October 31, 2025, to stockholders of record as of October 17, 2025. This represented an increase from the previous quarterly cash dividend which was $0.975 per share.

On November 6, 2025, the Board declared a quarterly cash dividend on the common stock of $1.02 per share to be paid on January 30, 2026, to stockholders of record as of January 16, 2026.

Results of Operations

The following review of operations for the three months and nine months ended September 30, 2025 and 2024 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q. The following includes results of operations from the assets acquired from Encino beginning August 1, 2025.

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Operating Revenues and Other. During the third quarter of 2025, total operating revenues decreased $118 million, or 2%, to $5,847 million from $5,965 million for the same period of 2024. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the third quarter of 2025 increased $170 million, or 4%, to $4,554 million from $4,384 million for the same period of 2024. EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $116 million for the third quarter of 2025 compared to net gains of $79 million for the same period of 2024. Gathering, processing and marketing revenues for the third quarter of 2025 decreased $303 million, or 20%, to $1,178 million from $1,481 million for the same period of 2024.

Volume and price statistics for the three-month periods ended September 30, 2025 and 2024 were as follows (see Note 5 for segment financial information):

	Three Months Ended September 30,
	2025	2024
Crude Oil and Condensate Volumes (MBbld) (1)
United States	532.9	491.8
Trinidad	1.6	1.2
Total	534.5	493.0
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$65.97	$76.95
Trinidad	57.74	63.15
Composite	65.95	76.92
Natural Gas Liquids Volumes (MBbld) (1)
United States	309.3	254.3
Total	309.3	254.3
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$21.25	$22.42
Natural Gas Volumes (MMcfd) (1)
United States	2,511	1,745
Trinidad	230	225
Other International (3)	4	—
Total	2,745	1,970
Average Natural Gas Prices ($/Mcf) (2)
United States	$2.71	$1.84
Trinidad	3.80	3.68
Other International (3)	3.27	—
Composite	2.80	2.05
Crude Oil Equivalent Volumes (MBoed) (4)
United States	1,260.7	1,037.1
Trinidad	39.8	38.6
Other International (3)	0.7	—
Total	1,301.2	1,075.7

Total MMBoe (4)	119.7	99.0

(1)Thousand barrels per day or million cubic feet per day, as applicable.
(2)Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity and other derivative instruments (see Note 10 to the Condensed Consolidated Financial Statements).
(3)Other International represents EOG's Kingdom of Bahrain operations. Realized price represents contract price less Bapco's processing and distribution costs.
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

Crude oil and condensate revenues for the third quarter of 2025 decreased $245 million, or 7%, to $3,243 million from $3,488 million for the same period of 2024. The decrease was due to a lower composite average price ($520 million), partially offset by an increase of 41.5 MBbld, or 8%, in crude oil and condensate production ($275 million). Increased production was primarily from the Utica and Permian Basin. EOG's composite crude oil and condensate price for the third quarter of 2025 decreased 14% to $65.95 per barrel compared to $76.92 per barrel for the same period of 2024.

NGL revenues for the third quarter of 2025 increased $80 million, or 15%, to $604 million from $524 million for the same period of 2024 due to an increase of 55.0 MBbld, or 22%, in NGL deliveries ($113 million), partially offset by a lower composite average price ($33 million). Increased production was primarily from the Utica and Permian Basin. EOG's composite NGL price for the third quarter of 2025 decreased 5% to $21.25 per barrel compared to $22.42 per barrel for the same period of 2024.

Natural gas revenues for the third quarter of 2025 increased $335 million, or 90%, to $707 million from $372 million for the same period of 2024. The increase was due to a higher composite average price ($189 million) and an increase in natural gas deliveries ($146 million). Natural gas deliveries for the third quarter of 2025 increased 775 MMcfd, or 39%, compared to the same period of 2024 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in the Utica and Dorado. EOG's composite natural gas price for the third quarter of 2025 increased 37% to $2.80 per Mcf compared to $2.05 per Mcf for the same period of 2024.

During the third quarter of 2025, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $116 million compared to net gains of $79 million for the same period of 2024. The net gains of $116 million included gains of $8 million related to the Brent crude oil (Brent) linked gas sales contract. During the third quarter of 2025, net cash received from settlements of financial commodity derivative contracts was $27 million compared to net cash received from settlements of financial commodity derivative contracts of $61 million for the same period of 2024.

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

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2025 increased $63 million as compared to the same period of 2024 primarily due to higher margins on crude oil and natural gas marketing activities.

Operating and Other Expenses.  For the third quarter of 2025, operating expenses of $4,011 million were $135 million higher than the $3,876 million incurred during the third quarter of 2024.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Lease and Well	$3.60	$3.96
Gathering, Processing and Transportation Costs (GP&T)	4.90	4.50
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.20	9.89
Other Property, Plant and Equipment	0.57	0.53
General and Administrative (G&A)	2.00	1.69
Interest Expense, Net	0.59	0.31
Total (1)	$20.86	$20.88

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A and interest expense, net for the three months ended September 30, 2025, compared to the same period of 2024, are set forth below. See "Operating Revenues and Other" above for a discussion of volumes.

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

Lease and well expenses of $431 million for the third quarter of 2025 increased $39 million from $392 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($33 million) and increased lease and well administrative expenses ($14 million), partially offset by decreased workover expenditures in the United States ($10 million).

GP&T costs represent costs to process and deliver hydrocarbon products from the lease to a downstream point of sale. GP&T costs include operating and maintenance expenses from EOG-owned assets, fees paid to third-party operators and administrative expenses associated with operating EOG's GP&T assets. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

GP&T costs of $587 million for the third quarter of 2025 increased $142 million from $445 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Utica and Permian Basin, partially offset by a decrease in GP&T costs in the Eagle Ford and the Powder River Basin.

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

DD&A expenses for the third quarter of 2025 increased $138 million to $1,169 million from $1,031 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2025 were $122 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($201 million) partially offset by decreased unit rates in the United States ($80 million). DD&A expenses associated with other property, plant and equipment for the third quarter of 2025 were $16 million higher than the same prior year period primarily due to an increase in expenses related to GP&T assets and equipment.

G&A expenses of $239 million for the third quarter of 2025 increased $72 million from $167 million for the same prior year period primarily due to increased professional services and other costs, including Encino acquisition-related costs ($61 million), and employee-related costs ($7 million).

Interest expense, net of $71 million for the third quarter of 2025 increased $40 million compared to the same prior year period primarily due to the issuance in July 2025 of the New Notes ($46 million) and the issuance in November 2024 of the $1,000 million aggregate principal amount of 5.650% Senior Notes due 2054 ($14 million), partially offset by increased capitalized interest ($15 million) and the maturity in April 2025 of the $500 million aggregate principal amount of 3.15% Senior Notes due 2025 ($4 million).

Exploration costs of $71 million for the third quarter of 2025 increased $28 million from $43 million for the same prior year period primarily due to geological and geophysical expenditures in Trinidad ($19 million) and the United States ($3 million), and increased administrative expenses ($3 million).

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

The following table sets forth impairments for the third quarter of 2025 and 2024 (in millions):

	Three Months Ended September 30,
	2025	2024
Proved properties	$—	$1
Unproved properties	15	14
Other Assets	56	—
Firm commitment contracts	—	—
Total	$71	$15

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2025 increased $26 million to $309 million (6.8% of revenues from sales of crude oil and condensate, NGLs and natural gas) from $283 million (6.5% of revenues from sales of crude oil and condensate, NGLs and natural gas) for the same prior year period. The increase in taxes other than income was primarily due to decreased state severance tax refunds ($31 million) and increased ad valorem taxes ($5 million), partially offset by decreased severance/production taxes, all in the United States ($10 million).

Other income, net of $59 million for the third quarter of 2025 decreased $17 million from $76 million for the same prior year period. The decrease was primarily due to decreased interest income.

Income taxes of $353 million for the third quarter of 2025 decreased from income taxes of $461 million for the third quarter of 2024 primarily due to decreased pretax income and lower state deferred income taxes.  The net effective tax rate for the third quarter of 2025 decreased to 19% from 22% for the third quarter of 2024. The lower effective tax rate is primarily due to a reduction of the state deferred income tax liability resulting from changes in state apportionment factors due to the Encino acquisition.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Operating Revenues and Other. During the first nine months of 2025, total operating revenues decreased $1,119 million, or 6%, to $16,994 million from $18,113 million for the same period of 2024. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the first nine months of 2025 decreased $105 million, or 1%, to $13,164 million from $13,269 million for the same period of 2024. During the first nine months of 2025, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $32 million compared to net gains of $269 million for the same period of 2024. Gathering, processing and marketing revenues for the first nine months of 2025 decreased $694 million, or 16%, to $3,765 million from $4,459 million for the same period of 2024.

Volume and price statistics for the nine-month periods ended September 30, 2025 and 2024 were as follows (see Note 5 for segment financial information):

	Nine Months Ended September 30,
	2025	2024
Crude Oil and Condensate Volumes (MBbld)
United States	512.4	489.6
Trinidad	1.3	0.8
Total	513.7	490.4
Average Crude Oil and Condensate Prices ($/Bbl) (1)
United States	$67.83	$79.36
Trinidad	57.80	66.22
Composite	67.81	79.34
Natural Gas Liquids Volumes (MBbld)
United States	270.0	243.7
Total	270.0	243.7
Average Natural Gas Liquids Prices ($/Bbl) (1)
United States	$23.20	$23.25
Natural Gas Volumes (MMcfd)
United States	2,110	1,691
Trinidad	243	209
Other International (2)	1	—
Total	2,354	1,900
Average Natural Gas Prices ($/Mcf) (1)
United States	$2.94	$1.84
Trinidad	3.74	3.57
Other International (2)	3.27	—
Composite	3.03	2.03
Crude Oil Equivalent Volumes (MBoed)
United States	1,134.1	1,015.0
Trinidad	41.7	35.8
Other International (2)	0.2	—
Total	1,176.0	1,050.8

Total MMBoe	321.0	287.9

(1)    Excludes the impact of financial commodity and other derivative instruments (see Note 10 to the Condensed Consolidated Financial Statements).
(2)    Other International represents EOG's Kingdom of Bahrain operations. Realized price represents contract price less Bapco's processing and distribution costs.

Crude oil and condensate revenues for the first nine months of 2025 decreased $1,150 million, or 11%, to $9,510 million from $10,660 million for the same period of 2024 due to a lower composite average price ($1,607 million), partially offset by an increase of 23.3 MBbld, or 5%, in crude oil and condensate production ($457 million). Increased production was primarily in the Utica and Permian Basin. EOG's composite crude oil and condensate price for the first nine months of 2025 decreased 15% to $67.81 per barrel compared to $79.34 per barrel for the same period of 2024.

NGL revenues for the first nine months of 2025 increased $158 million, or 10%, to $1,710 million from $1,552 million for the same period of 2024 due to an increase of 26.3 MBbld, or 11%, in NGL deliveries ($162 million), partially offset by a lower composite average price ($4 million). Increased production was primarily from the Utica and Permian Basin. EOG's composite NGL price for the first nine months of 2025 decreased less than 1% to $23.20 per barrel compared to $23.25 per barrel for the same period of 2024.

Natural gas revenues for the first nine months of 2025 increased $887 million, or 84%, to $1,944 million from $1,057 million for the same period of 2024. The increase was due to a higher composite average price ($640 million) and an increase in natural gas deliveries ($247 million). Natural gas deliveries for the first nine months of 2025 increased 454 MMcfd, or 24%, compared to the same period of 2024 due primarily to increased production of associated natural gas from the Permian Basin and higher natural gas deliveries in the Utica, Dorado and Trinidad. EOG's composite natural gas price for the first nine months of 2025 increased 49% to $3.03 per Mcf compared to $2.03 per Mcf for the same period of 2024.

During the first nine months of 2025, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $32 million compared to net gains of $269 million for the same period of 2024. The net gains of $32 million included losses of $45 million related to the Brent linked gas sales contract. During the first nine months of 2025, net cash payments for settlements of financial commodity derivative contracts was $35 million. Net cash received from settlements of financial commodity derivative contracts was $195 million for the same period of 2024.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2025 increased $25 million as compared to the same period of 2024 primarily due to higher margins on natural gas marketing activities and sand sales, partially offset by lower margins on crude oil marketing activities.

Operating and Other Expenses. For the first nine months of 2025, operating expenses of $11,552 million were $71 million lower than the $11,623 million incurred during the same period of 2024. The following table presents the costs per Boe for the nine-month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Lease and Well	$3.82	$4.09
GP&T	4.62	4.45
DD&A -
Oil and Gas Properties	9.48	10.20
Other Property, Plant and Equipment	0.60	0.53
G&A	1.86	1.67
Interest Expense, Net	0.53	0.35
Total (1)	$20.91	$21.29

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A, and interest expense, net for the nine months ended September 30, 2025, compared to the same period of 2024 are set forth below. See "Operating Revenues" above for a discussion of volumes.

Lease and well expenses of $1,228 million for the first nine months of 2025 increased $50 million from $1,178 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($55 million) and Trinidad ($7 million) and increased lease and well administrative expenses ($23 million), partially offset by decreased workover expenditures in the United States ($35 million).

GP&T costs of $1,482 million for the first nine months of 2025 increased $201 million from $1,281 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Utica and Permian Basin, partially offset by a decrease in GP&T costs in the Eagle Ford and the Powder River Basin.

DD&A expenses for the first nine months of 2025 increased $146 million to $3,235 million from $3,089 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2025 were $105 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($318 million) and in Trinidad ($15 million), as well as increased unit rates in Trinidad ($5 million). This was partially offset by an adjustment to DD&A recorded in 2024 ($117 million) related to natural gas production used by EOG's domestic gathering systems, as well as decreased unit rates in the United States ($116 million). DD&A expenses associated with other property, plant and equipment for the first nine months of 2025 were $41 million higher than the same prior year period primarily due to an increase in expenses related to GP&T assets and equipment.

G&A expenses of $596 million for the first nine months of 2025 increased $116 million from $480 million for the same prior year period primarily due to increased professional services and other costs, including Encino acquisition-related costs ($84 million), employee-related costs ($23 million) and information systems costs ($6 million).

Interest expense, net of $169 million for the first nine months of 2025 increased $69 million compared to the same prior year period primarily due to the issuance in July 2025 of the New Notes ($46 million), the issuance in November 2024 of the $1,000 million aggregate principal amount of 5.650% Senior Notes due 2054 ($42 million), and financing commitment costs related to the acquisition of Encino ($6.5 million), partially offset by increased capitalized interest ($17 million) and the maturity in April 2025 of the $500 million aggregate principal amount of 3.15% Senior Notes due 2025 ($8 million).

Exploration costs of $186 million for the first nine months of 2025 increased $64 million from $122 million for the same prior year period due primarily to geological and geophysical expenditures in Trinidad ($25 million), the United Arab Emirates ($22 million) and the United States ($10 million), and increased administrative expenses ($6 million).

The following table sets forth impairments for the nine-month periods ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024
Proved properties	$44	$36
Unproved properties	39	48
Other assets	70	30
Firm commitment contracts	1	1
Total	$154	$115

Taxes other than income for the first nine months of 2025 decreased $7 million to $951 million (7.2% of revenues from sales of crude oil and condensate, NGLs and natural gas) from $958 million (7.2% of revenues from sales of crude oil and condensate, NGLs and natural gas) for the same prior year period. The decrease in taxes other than income was primarily due to decreased severance/production taxes ($40 million), partially offset by decreased state severance tax refunds ($31 million), all in the United States.

Other income, net of $179 million for the first nine months of 2025 decreased $25 million from $204 million for the same prior year period. The decrease was primarily due to decreased interest income.

Income taxes of $1,173 million for the first nine months of 2025 decreased from income taxes of $1,442 million for the first nine months of 2024 primarily due to decreased pretax income. The net effective tax rate for the first nine months of 2025 was unchanged from the prior year period tax rate of 22%.

Capital Resources and Liquidity

Liquidity Overview. At September 30, 2025, EOG maintained a strong financial and liquidity position, including $3.5 billion of cash and cash equivalents on hand and $1.9 billion of availability under its senior unsecured revolving credit facility (which remained undrawn).

The primary source of cash for EOG during the nine months ended September 30, 2025, was funds generated from operations and the issuance of the New Notes. The primary uses of cash were for the acquisition of Encino; exploration and development expenditures; funds used in operations; dividend payments to stockholders; purchases of treasury stock; repayments of long-term debt and other property, plant and equipment expenditures. During the first nine months of 2025, EOG's cash balance decreased $3,562 million to $3,530 million from $7,092 million at December 31, 2024.

See Notes 8 and 9 to the Condensed Consolidated Financial Statements for further discussion of our debt obligations, including the fair value of our senior notes.

Cash Flow. Net cash provided by operating activities of $7,432 million for the first nine months of 2025 decreased $1,948 million compared to the same period of 2024 primarily due to an increase in net cash paid for income taxes and tax credit purchases ($1,039 million), an increase in cash operating expenses ($416 million), an increase in net cash used in working capital and other assets and liabilities ($290 million), net cash paid for settlements of financial commodity derivative contracts of $35 million compared to net cash received of $195 million for the first nine months of 2024 and a decrease in revenues from sales of crude oil and condensate, NGLs and natural gas ($105 million).

Net cash used in investing activities of $9,174 million for the first nine months of 2025 increased $4,483 million compared to the same period of 2024 primarily due to the acquisition of Encino ($4,464 million), an increase in additions to oil and gas properties ($467 million) and a decrease in cash provided by working capital associated with investing activities ($89 million), partially offset by a decrease in additions to other property, plant and equipment ($535 million).

Net cash used in financing activities of $1,820 million for the first nine months of 2025 included purchases of treasury stock ($1,887 million), repayments of long-term debt ($1,766 million) and dividend payments to stockholders ($1,611 million). Cash provided by financing activities for the first nine months of 2025 included long-term debt borrowings ($3,472 million). Net cash used in financing activities of $3,845 million for the first nine months of 2024 included purchases of treasury stock ($2,253 million) and dividend payments to stockholders ($1,578 million).

Total Expenditures. For the full-year 2025, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $6.2 billion to $6.4 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding the acquisition of the equity interests in Encino, property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. The table below sets out components of total expenditures for the nine-month periods ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024
Expenditure Category
Capital
Exploration and Development Drilling	$3,624	$3,512
Facilities	465	430
Leasehold Acquisitions (1)	118	205
Property Acquisitions (2)	7,005	26
Capitalized Interest	50	32
Subtotal	11,262	4,205
Exploration Costs	186	122
Dry Hole Costs	45	6
Exploration and Development Expenditures	11,493	4,333
Asset Retirement Costs (3)	113	(28)
Total Exploration and Development Expenditures	11,606	4,305
Other Property, Plant and Equipment (4)	367	902
Total Expenditures	$11,973	$5,207

(1)    Leasehold acquisitions included $14 million and $82 million for the nine-month periods ended September 30, 2025 and 2024, respectively, related to non-cash property exchanges.
(2)    Property acquisitions for the nine-month period ended September 30, 2025, included $6,721 million related to the Encino acquisition. Property acquisitions for the nine-month period ended September 30, 2024, included $24 million related to non-cash property exchanges.
(3)    Asset Retirement Costs for the nine-month period ended September 30, 2025, included $52 million related to the Encino acquisition. Asset Retirement Costs for the nine-month period ended September 30, 2024, included a downward revision to asset retirement obligations of $84 million.
(4)    Other Property, Plant and Equipment included $137 million related to the acquisition of a gathering system in South Texas for the nine-month period ended September 30, 2024.

Exploration and development expenditures of $11,493 million for the first nine months of 2025 were $7,160 million higher than the same period of 2024 primarily due to increased property acquisitions (including Encino) ($6,979 million), increased development drilling expenditures in the United States ($174 million), increased facilities expenditures ($35 million) and increased exploration costs in the United Arab Emirates ($27 million), partially offset by decreased exploration and development drilling expenditures in Trinidad ($57 million). Exploration and development expenditures for the first nine months of 2025 of $11,493 million consisted of $7,005 million in property acquisitions, $4,035 million in development drilling and facilities, $403 million in exploration and $50 million in capitalized interest. Exploration and development expenditures for the first nine months of 2024 of $4,333 million consisted of $3,797 million in development drilling and facilities, $478 million in exploration, $32 million in capitalized interest and $26 million in property acquisitions.

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

The total fair value of EOG's financial commodity and other derivative contracts was reflected on the Condensed Consolidated Balance Sheets at September 30, 2025, as a net asset of $46 million.

As discussed in "Operating Revenues and Other," the net cash received from settlements of financial commodity derivative contracts during the third quarter of 2025 was $27 million and net cash paid for settlements of financial commodity derivative contracts during the first nine months of 2025 was $35 million.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2025 to October 31, 2025 (closed) and outstanding as of October 31, 2025. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu). NGL volumes are presented in MBbld and prices are presented in $/Bbl.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

February - July 2025 (closed)	NYMEX Henry Hub	725	$3.07
August - November 2025 (closed)	NYMEX Henry Hub	1,225	3.32
December 2025	NYMEX Henry Hub	1,225	3.32
January - June 2026	NYMEX Henry Hub	460	3.78
July - December 2026	NYMEX Henry Hub	450	3.79

Natural Gas Basis Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price Differential ($/MMBtu)

January - October 2025 (closed)	NYMEX Henry Hub Houston Ship Channel (HSC) Differential (1)	10	$0.00
November - December 2025	NYMEX Henry Hub HSC Differential	10	0.00

(1)    This settlement index is used to fix the differential between pricing at the Houston Ship Channel and NYMEX Henry Hub prices.

Natural Gas Collar Contracts
		Contracts Sold
			Weighted Average Price ($/MMBtu)
Period	Settlement Index	Volume (MMBtud in thousands)	Ceiling Price	Floor Price

September 2025 (closed)	NYMEX Henry Hub	50	$4.65	$3.81
October - November 2025 (closed)	NYMEX Henry Hub	60	4.63	3.76
December 2025	NYMEX Henry Hub	60	4.63	3.76
January - June 2026	NYMEX Henry Hub	80	4.28	3.72
July - December 2026	NYMEX Henry Hub	70	4.23	3.71
January - December 2027	NYMEX Henry Hub	120	4.41	3.42

Ethane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

August - October 2025 (closed)	Mont Belvieu Ethane (non-Tet)	11	$10.46
November - December 2025	Mont Belvieu Ethane (non-Tet)	11	10.46
January - December 2026	Mont Belvieu Ethane (non-Tet)	11	10.94

Butane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

August - October 2025 (closed)	Mont Belvieu Butane (non-Tet)	7	$36.28
November - December 2025	Mont Belvieu Butane (non-Tet)	7	36.28

Propane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

August - October 2025 (closed)	Mont Belvieu Propane (Tet)	13	$30.82
November - December 2025	Mont Belvieu Propane (Tet)	13	30.82
January - December 2026	Mont Belvieu Propane (Tet)	1	30.24

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at October 31, 2025. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX Henry Hub prices.

Natural Gas Sales Linked to Brent Crude Oil. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2024 Annual Report, in February 2024, EOG entered into a 10-year agreement, commencing in 2027, to sell 180,000 MMBtud of its domestic natural gas production, with 140,000 MMBtud to be sold at a price indexed to Brent and the remaining volumes to be sold at a price indexed to Brent or a U.S. Gulf Coast gas index at the counterparty's election.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates applied in the preparation of EOG's interim condensed consolidated financial statements for the nine months ended September 30, 2025 are the same as those described in EOG's 2024 Annual Report except as follows.

Business Combinations

EOG accounts for business combinations under the Business Combinations topic of the Accounting Standards Codification (ASC 805), which requires identifiable assets acquired and liabilities assumed to be recognized at their acquisition date fair values. In estimating the fair values of assets acquired and liabilities assumed, various assumptions are applied.

The most significant assumptions relate to the estimated fair values of proved and unproved oil and natural gas properties for which EOG utilized the Income Approach described in the Fair Value Measurement Topic of the Accounting Standards Codification (ASC 820). The assumptions made in performing the valuation under the Income Approach include future crude oil, NGLs and natural gas prices, future operating and development costs, anticipated production from reserves, a weighted average cost of capital rate and risk adjustment factors for proved undeveloped, probable and possible reserves.

The assumptions and inputs used in determining fair value estimates involve significant management judgment and are based on industry, market and economic conditions at the time of the acquisition. While these estimates are based on assumptions considered reasonable, they are inherently uncertain and actual results may differ. For related discussion on proved oil and gas reserves, depreciation, depletion, and amortization for oil and gas properties and impairments, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Policies and Estimates included in EOG's 2024 Annual Report.

See Note 11 to the Condensed Consolidated Financial Statements for further discussion on the Encino acquisition.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Financial Commodity and Other Derivative Transactions," "Financing" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" included in EOG's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (EOG's 2024 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements included in EOG's 2024 Annual Report. For updated information regarding EOG's financial commodity and other derivative contracts and physical commodity contracts, see (i) Note 10, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues and Other" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financial Commodity and Other Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 7 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter ended September 30, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1, 2025 - July 31, 2025	3,676	$120.92	$—	$4,461,500,362
August 1, 2025 - August 31, 2025	1,242,697	118.18	146,166,945	4,315,333,417
September 1, 2025 - September 30, 2025	2,855,197	115.98	293,413,953	4,021,919,464
Total	4,101,570	116.65	$439,580,898

(1)Includes 3,759,308 shares repurchased during the quarter ended September 30, 2025, at an average price of $116.93 per share (inclusive of commissions and transaction fees), pursuant to the Share Repurchase Authorization (as defined and further discussed below); such repurchases count against the Share Repurchase Authorization. The share repurchases effected during the period July 1, 2025 through August 8, 2025 were made pursuant to a Rule 10b5-1 trading plan entered into by EOG on June 30, 2025. Also includes 342,262 total shares that were withheld by or returned to EOG during the quarter ended September 30, 2025, at an average price of $113.59 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options; such shares do not count against the Share Repurchase Authorization.
(2)In November 2021, EOG's Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion, effective November 7, 2024 (Share Repurchase Authorization). As of September 30, 2025, (i) EOG had repurchased an aggregate 49,876,576 shares at a total cost of $5,978,080,536 (inclusive of commissions and transaction fees) under the Share Repurchase Authorization and (ii) an additional $4,021,919,464 of shares remained available for repurchases under the Share Repurchase Authorization.
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

ITEM 5. OTHER INFORMATION

Trading Plans/Arrangements. During the quarter ended September 30, 2025, no Section 16 officer of EOG, and no director of EOG, adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit No.		Description

2.1#	-
Equity Interest Purchase Agreement, dated as of May 30, 2025, by and among EOG, Encino Acquisition Partners, LLC, CPPIB EAP US Inc., CPPIB EAP Canada, Inc., the other seller parties thereto and Encino Energy, LLC (incorporated by reference to Exhibit 2.1 to EOG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025) (SEC File No. 001-09743).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Nine Months Ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets - September 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Nine Months Ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements.

# Certain schedules and exhibits (and similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	November 6, 2025	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)