Form 10-Q
period 2026-03-31
EOG RESOURCES INC
filed 2026-05-05
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	532,628,530	(as of April 28, 2026)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Revenues and Other
Crude Oil and Condensate	$3,577	$3,293
Natural Gas Liquids	664	572
Natural Gas	1,021	637
Gains (Losses) on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	113	(191)
Gathering, Processing and Marketing	1,496	1,340
Gains (Losses) on Asset Dispositions, Net	31	(1)
Other, Net	19	19
Total	6,921	5,669
Operating Expenses
Lease and Well	462	401
Gathering, Processing and Transportation Costs	654	440
Exploration Costs	45	41
Dry Hole Costs	23	34
Impairments	39	44
Marketing Costs	1,384	1,325
Depreciation, Depletion and Amortization	1,193	1,013
General and Administrative	185	171
Taxes Other Than Income	338	341
Total	4,323	3,810
Operating Income	2,598	1,859
Other Income, Net	23	65
Income Before Interest Expense and Income Taxes	2,621	1,924
Interest Expense, Net	66	47
Income Before Income Taxes	2,555	1,877
Income Tax Provision	575	414
Net Income	$1,980	$1,463
Net Income Per Share
Basic	$3.72	$2.66
Diluted	$3.70	$2.65
Average Number of Common Shares
Basic	532	550
Diluted	535	553
Comprehensive Income
Net Income	$1,980	$1,463
Other Comprehensive Income
Foreign Currency Translation Adjustments	1	—
Other Comprehensive Income	1	—
Comprehensive Income	$1,981	$1,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$3,849	$3,396
Accounts Receivable, Net	3,597	2,681
Inventories	955	1,014
Other	562	565
Total	8,963	7,656
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	90,786	89,857
Other Property, Plant and Equipment	6,942	6,832
Total Property, Plant and Equipment	97,728	96,689
Less: Accumulated Depreciation, Depletion and Amortization	(55,054)	(54,348)
Total Property, Plant and Equipment, Net	42,674	42,341
Deferred Income Taxes	30	39
Other Assets	1,711	1,763
Total Assets	$53,378	$51,799
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,186	$2,904
Accrued Taxes Payable	766	299
Dividends Payable	541	544
Current Portion of Long-Term Debt	27	27
Current Portion of Operating Lease Liabilities	375	472
Other	329	445
Total	5,224	4,691

Long-Term Debt	7,904	7,909
Other Liabilities	2,476	2,512
Deferred Income Taxes	6,866	6,854
Commitments and Contingencies (Note 5)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 589,044,385 Shares Issued at both March 31, 2026 and December 31, 2025	206	206
Additional Paid in Capital	6,026	6,027
Accumulated Other Comprehensive Loss	(6)	(7)
Retained Earnings	31,200	29,765
Common Stock Held in Treasury, 54,193,530 Shares at March 31, 2026 and 51,374,169 Shares at December 31, 2025	(6,518)	(6,158)
Total Stockholders' Equity	30,908	29,833
Total Liabilities and Stockholders' Equity	$53,378	$51,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at December 31, 2025	$206	$6,027	$(7)	$29,765	$(6,158)	$29,833
Net Income	—	—	—	1,980	—	1,980
Common Stock Dividends Declared, $1.02 Per Share	—	—	—	(545)	—	(545)
Other Comprehensive Income	—	—	1	—	—	1
Treasury Stock Repurchased	—	—	—	—	(405)	(405)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(29)	—	—	15	(14)
Restricted Stock and Restricted Stock Units, Net	—	(30)	—	—	30	—
Stock-Based Compensation Expenses	—	58	—	—	—	58
Balance at March 31, 2026	$206	$6,026	$(6)	$31,200	$(6,518)	$30,908

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at December 31, 2024	$206	$6,090	$(4)	$26,941	$(3,882)	$29,351
Net Income	—	—	—	1,463	—	1,463
Common Stock Dividends Declared, $0.975 Per Share	—	—	—	(535)	—	(535)
Treasury Stock Repurchased	—	—	—	—	(796)	(796)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(9)	—	—	(8)	(17)
Restricted Stock and Restricted Stock Units, Net	—	(36)	—	—	36	—
Stock-Based Compensation Expenses	—	50	—	—	—	50
Balance at March 31, 2025	$206	$6,095	$(4)	$27,869	$(4,650)	$29,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$1,980	$1,463
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	1,193	1,013
Impairments	39	44
Stock-Based Compensation Expenses	58	50
Deferred Income Taxes	18	44
(Gains) Losses on Asset Dispositions, Net	(31)	1
Other, Net	15	11
Dry Hole Costs	23	34
Mark-to-Market Financial Commodity and Other Derivative Contracts
(Gains) Losses, Net	(113)	191
Net Cash Payments for Settlements of Commodity Derivative Contracts	(53)	(38)
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(907)	48
Inventories	21	76
Accounts Payable	279	(129)
Accrued Taxes Payable	467	(339)
Other Assets	55	(43)
Other Liabilities	(123)	(96)
Changes in Components of Working Capital Associated with Investing Activities	45	(41)
Net Cash Provided by Operating Activities	2,966	2,289
Investing Cash Flows
Additions to Oil and Gas Properties	(1,491)	(1,381)
Additions to Other Property, Plant and Equipment	(153)	(102)
Proceeds from Sales of Assets	144	12
Changes in Components of Working Capital Associated with Investing Activities	(45)	41
Net Cash Used in Investing Activities	(1,545)	(1,430)
Financing Cash Flows
Dividends Paid	(544)	(538)
Treasury Stock Purchased	(418)	(806)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	1	—
Repayment of Finance Lease Liabilities	(7)	(8)
Net Cash Used in Financing Activities	(968)	(1,352)

Increase (Decrease) in Cash and Cash Equivalents	453	(493)
Cash and Cash Equivalents at Beginning of Period	3,396	7,092
Cash and Cash Equivalents at End of Period	$3,849	$6,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies

General. The condensed consolidated financial statements of EOG Resources, Inc., together with its subsidiaries (collectively, EOG), included herein have been prepared by management without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in EOG's Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 24, 2026 (EOG's 2025 Annual Report).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

2.  Long-Term Debt

EOG currently has a $3.0 billion senior unsecured Revolving Credit Agreement (Agreement) with domestic and foreign lenders (Banks). The Agreement has a scheduled maturity date of December 3, 2030, and includes an option for EOG to extend, on up to two occasions, the term for successive one-year periods subject to certain terms and conditions. The Agreement (i) commits the Banks to provide advances up to an aggregate principal amount of $3.0 billion outstanding at any given time, with an option for EOG to request increases in the aggregate commitments to an amount not to exceed $4.0 billion, subject to certain terms and conditions, and (ii) includes a swingline subfacility and a letter of credit subfacility.

Advances under the Agreement will accrue interest based, at EOG's option, on either the Secured Overnight Financing Rate (SOFR) plus an applicable margin, or the Base Rate (as defined in the Agreement) plus an applicable margin. The applicable margin used in connection with interest rates and fees will be based on EOG’s credit rating for its senior unsecured long-term debt at the applicable time.

The Agreement contains representations, warranties, covenants and events of default that EOG believes are customary for investment-grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of Total Debt-to-Total Capitalization (as such terms are defined in the Agreement) of no greater than 65%.

At March 31, 2026, EOG was in compliance with this financial covenant. At March 31, 2026 and December 31, 2025, there were no borrowings or letters of credit outstanding under the Agreement. The SOFR and Base Rate (inclusive of the applicable margins), had there been any amounts borrowed under the Agreement at March 31, 2026, would have been 4.56% and 6.75%, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Stockholders' Equity

Common Stock. In November 2021, the Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion, effective November 7, 2024 (Share Repurchase Authorization).

Under the Share Repurchase Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, other market and economic conditions, the availability of cash to effect repurchases and EOG's anticipated future capital expenditures and other commitments requiring cash. Repurchased shares are held as treasury shares and are available for general corporate purposes. The Share Repurchase Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the three months ended March 31, 2026, EOG repurchased 3.2 million shares of common stock for approximately $402 million (inclusive of transaction fees and commissions) pursuant to the Share Repurchase Authorization. As of March 31, 2026, approximately $2.9 billion remained available for repurchases under the Share Repurchase Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2026, is $3.7 million of estimated federal excise tax.

On February 24, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on April 30, 2026, to stockholders of record as of April 16, 2026.

On May 5, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share to be paid on July 31, 2026, to stockholders of record as of July 17, 2026.

4.    Employee Benefit Plans

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Lease and Well	$20	$17
Gathering, Processing and Transportation Costs	1	1
Exploration Costs	7	7
General and Administrative	30	25
Total	$58	$50

At March 31, 2026, approximately 11 million common shares remained available for grant under the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan). EOG's policy is to issue shares related to the 2021 Plan grants from previously authorized unissued shares or treasury shares to the extent treasury shares are available.

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and of stock-settled stock appreciation rights (SARs) grants was estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $2 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

EOG has not granted any stock options or SARs since February 2022.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units, which generally "cliff" vest three years from the date of grant in accordance with each grant agreement, without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $53 million and $47 million for the three months ended March 31, 2026 and 2025, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the three-month periods ended March 31, 2026 and 2025 (shares and units in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	5,281	$122.73	4,699	$122.64
Granted	136	118.24	41	121.85
Released (1)	(59)	124.72	(39)	116.64
Forfeited	(37)	121.49	(36)	123.02
Outstanding at March 31 (2)	5,321	$122.60	4,665	$122.67

(1)The total intrinsic value of restricted stock and restricted stock units released during the three months ended March 31, 2026 and 2025, was $7 million and $5 million, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at March 31, 2026 and 2025, was $769 million and $598 million, respectively.

At March 31, 2026, unrecognized compensation expense related to restricted stock and restricted stock units totaled $342 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

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

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $3 million and $2 million for the three-month periods ended March 31, 2026 and 2025, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the three-month periods ended March 31, 2026 and 2025 (units in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	493		$129.87	559	$119.05
Granted	2		106.57	8	134.49
Granted for Performance Multiple (1)	—		—	54	96.61
Released (2)	(122)		126.55	(267)	96.61
Outstanding at March 31 (3)	373	(4)	$131.66	354	$132.97

(1)Upon completion of the Performance Period for the Performance Units granted in 2022, a performance multiple of 0% was applied to each of the grants resulting in no additional grants of Performance Units in February 2026. Upon completion of the Performance Period for the Performance Units granted in 2021, a performance multiple of 125% was applied to each of the grants resulting in additional grants of Performance Units in February 2025.
(2)The total intrinsic value of Performance Units released was $15 million and $34 million for the three months ended March 31, 2026 and 2025, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the Performance Units are released.
(3)The total intrinsic value of Performance Units outstanding at March 31, 2026 and 2025, was $54 million and $45 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 747 Performance Units could be outstanding.

At March 31, 2026, unrecognized compensation expense related to Performance Units totaled $26 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

5.    Commitments and Contingencies

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month periods ended March 31, 2026 and 2025 (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$1,980	$1,463
Denominator for Basic Earnings Per Share -
Weighted Average Shares	532	550
Potential Dilutive Common Shares -
Stock Options/SARs/ESPP	—	1
Restricted Stock/Units and Performance Units	3	2
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	535	553
Net Income Per Share
Basic	$3.72	$2.66
Diluted	$3.70	$2.65
The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero for all periods presented.

7.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the three-month periods ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Interest (1)	$82	$11
Income Taxes, Net of Refunds Received	$4	$732

(1)Net of capitalized interest of $37 million and $12 million for the three months ended March 31, 2026 and 2025, respectively.

EOG's accrued capital expenditures and amounts recorded within accounts payable at March 31, 2026 and 2025 were $800 million and $695 million, respectively.

Non-cash investing activities for the three months ended March 31, 2026 and 2025, included additions of $52 million and $9 million, respectively, to EOG's oil and gas properties as a result of property exchanges. In addition, non-cash investing activities for the three months ended March 31, 2026, included $15 million related to revisions to the Encino purchase price allocation.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.    Business Segment Information

EOG's operations are all crude oil, NGLs and natural gas exploration and production-related. The Segment Reporting Topic of the Financial Accounting Standards Board's (FASB) Accounting Standard Codification (ASC) establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. EOG's CODM is the Chief Executive Officer.

The CODM routinely reviews and makes operating decisions related to significant issues associated with each of EOG's major producing areas (including in the United States and in Trinidad) and its exploration programs both inside and outside the United States. For segment reporting purposes, the CODM considers the major United States producing areas to be one operating segment. The CODM uses operating income (loss) to assess performance and allocate resources.

Financial information by reportable segment is presented below as of and for the three-month periods ended March 31, 2026 and 2025 (in millions):

	United States	Trinidad	Other International	Total
Three Months Ended March 31, 2026
Crude Oil and Condensate	$3,564	$12	$1	$3,577
NGLs	664	—	—	664
Natural Gas	934	84	3	1,021
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	113	—	—	113
Gathering, Processing and Marketing	1,493	3	—	1,496
Gains on Asset Dispositions, Net	31	—	—	31
Other, Net	19	—	—	19
Operating Revenues and Other	6,818	99	4	6,921
Lease and Well	446	10	6
Gathering, Processing and Transportation Costs	653	1	—
Marketing Costs	1,384	—	—
Depreciation, Depletion and Amortization	1,152	41	—
General and Administrative	175	3	7
Taxes Other Than Income	335	2	1
Other Segment Items (1)	96	2	9
Operating Income (Loss)	2,577	40	(19)	2,598
Interest Income				31
Other Expense				(8)
Interest Expense, Net				(66)
Income Before Income Taxes				$2,555

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,431	40	49	1,520
Total Property, Plant and Equipment, Net	41,977	543	154	42,674
Total Assets	51,774	1,201	403	53,378
Interest Expense, Net	66	—	—	66
Interest Income	28	2	1	31

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International	Total
Three Months Ended March 31, 2025
Crude Oil and Condensate	$3,286	$7	$—	$3,293
Natural Gas Liquids	572	—	—	572
Natural Gas	554	83	—	637
Losses on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	(191)	—	—	(191)
Gathering, Processing and Marketing	1,340	—	—	1,340
Gains (Losses) on Asset Dispositions, Net	3	—	(4)	(1)
Other, Net	19	—	—	19
Operating Revenues and Other	5,583	90	(4)	5,669
Lease and Well	385	14	2
Gathering, Processing and Transportation Costs	440	—	—
Marketing Costs	1,325	—	—
Depreciation, Depletion and Amortization	963	50	—
General and Administrative	162	4	5
Taxes Other Than Income	340	1	—
Other Segment Items (1)	82	33	4
Operating Income (Loss)	1,886	(12)	(15)	1,859
Interest Income				68
Other Expense				(3)
Interest Expense, Net				(47)
Income Before Income Taxes				$1,877

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,358	(2)	—	1,356
Total Property, Plant and Equipment, Net	34,156	450	26	34,632
Total Assets	45,652	1,133	197	46,982
Interest Expense, Net	47	—	—	47
Interest Income	64	3	1	68

(1)Other Segment Items include Exploration Costs, Dry Hole Costs and Impairments. Other Segment Items primarily relate to impairments, exploration and dry hole costs in the United States, and exploration costs in Other International and Trinidad for the three-month period ended March 31, 2026. Other Segment Items primarily relate to impairments and exploration costs in the United States, dry hole costs in Trinidad and exploration costs in Other International for the three-month period ended March 31, 2025.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity and other derivative contracts as accounting hedges and, accordingly, accounts for financial commodity and other derivative contracts using the mark-to-market accounting method.

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the three-month period ended March 31, 2026 (closed) and outstanding as of March 31, 2026. Natural gas volumes are presented in million British thermal units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu). NGL volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - April 2026 (closed)	NYMEX Henry Hub	460	$3.78
May - June 2026	NYMEX Henry Hub	460	3.78
July - December 2026	NYMEX Henry Hub	450	3.79

Natural Gas Collar Contracts
		Contracts Sold
			Weighted Average Price ($/MMBtu)
Period	Settlement Index	Volume (MMBtud in thousands)	Ceiling Price	Floor Price

January - April 2026 (closed)	NYMEX Henry Hub	80	$4.28	$3.72
May - June 2026	NYMEX Henry Hub	80	4.28	3.72
July - December 2026	NYMEX Henry Hub	70	4.23	3.71
January - December 2027	NYMEX Henry Hub	120	4.41	3.42

Ethane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2026 (closed)	Mont Belvieu Ethane (non-Tet)	11	$10.94
April - December 2026	Mont Belvieu Ethane (non-Tet)	11	10.94

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Propane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2026 (closed)	Mont Belvieu Propane (Tet)	1	$30.24
April - December 2026	Mont Belvieu Propane (Tet)	1	30.24

Financial Commodity and Other Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity and other derivative instruments at March 31, 2026 and December 31, 2025. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	March 31, 2026	December 31, 2025
Asset Derivatives
NGLs and natural gas financial derivative contracts -
Current Portion	Other Current Assets (1)	$60	$18
Noncurrent Portion	Other Assets	4	—
Brent Crude Oil (Brent) Linked Gas Sales Contract -
Noncurrent Portion	Other Assets	152	31
Liability Derivatives
Brent Crude Oil (Brent) Linked Gas Sales Contract -
Current portion	Other Current Liabilities	$2	$—
NGLs and natural gas derivative contracts -
Noncurrent Portion	Other Liabilities	—	2

(1)The current portion of Assets from Price Risk Management Activities consists of gross assets of $61 million, partially offset by gross liabilities of $1 million at March 31, 2026.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Credit Risk. Notional contract amounts are used to express the magnitude of a derivative. The amounts potentially subject to credit risk, in the event of nonperformance by the counterparties, are equal to the fair value of such contracts (see Note 10). EOG evaluates its exposures to significant counterparties on an ongoing basis, including those arising from physical and financial transactions. In some instances, EOG renegotiates payment terms and/or requires collateral, parent guarantees or letters of credit to minimize credit risk.

All of EOG's financial commodity derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that (i) require EOG, if it is the party in a net liability position, to post collateral with the counterparty when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings or (ii) require the counterparty, if it is in a net liability position, to post collateral with EOG when the amount of the net liability exceeds the threshold level specified for the counterparty's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding financial derivatives under the ISDA to be settled immediately. See Note 10 for the aggregate fair value of all financial derivative instruments that were in a net liability position at March 31, 2026 and December 31, 2025. EOG had no collateral posted and no collateral held at March 31, 2026 and December 31, 2025.

10.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at March 31, 2026 and December 31, 2025 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2026
Financial Assets:
Natural Gas Swaps	$—	$53	$—	$53
Natural Gas Collars	—	11	—	11
NGL Swaps	—	1	—	1
Brent Linked Gas Sales Contract	—	—	152	152
Financial Liabilities:
Natural Gas Collars	$—	$1	$—	$1
Brent Linked Gas Sales Contract	—	—	2	2

Balance at December 31, 2025
Financial Assets:
Natural Gas Swaps	$—	$12	$—	$12
Natural Gas Collars	—	4	—	4
NGL Swaps	—	2	—	2
Brent Linked Gas Sales Contract	—	—	31	31
Financial Liabilities:
Natural Gas Swaps	$—	$1	$—	$1
Natural Gas Collars	—	1	—	1

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

See Note 9 for the balance sheet amounts and classification of EOG's financial commodity and other derivative instruments at March 31, 2026 and December 31, 2025.

The estimated fair value of financial commodity and other derivative contracts was based upon forward commodity price curves based on quoted market prices. For the Brent Linked Gas Sales Contract, the estimated fair value was based on EOG's estimates of (and assumptions regarding) significant Level 3 inputs, as defined by the FASB Fair Value Measurement Topic of the ASC (ASC 820), including future crude oil and natural gas prices. These Level 3 inputs are immaterial to the financial statements. Financial commodity and other derivative contracts were valued utilizing an independent third-party derivative valuation provider who uses various types of valuation models, as applicable.

Non-Recurring Fair Value Measurements. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of EOG's asset retirement obligations is presented in Note 11.

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

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 7.

In 2025, EOG accounted for its acquisition of Encino Acquisition Partners, LLC (Encino) as a business combination under FASB Topic ASC 805 using the acquisition method with EOG as the acquirer. Under the acquisition method, the consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. See Note 12 for further discussion.

Fair Value Disclosures. EOG's financial instruments, other than financial commodity and other derivative contracts, consist of cash and cash equivalents, accounts receivable, accounts payable and current and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

At both March 31, 2026 and December 31, 2025, EOG had an aggregate principal amount of $7,890 million senior notes outstanding, with estimated fair values of $7,742 million and $7,849 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the three-month periods ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Carrying Amount at January 1	$1,570	$1,460
Liabilities Incurred	10	8
Liabilities Settled (1)	(22)	(17)
Accretion	16	14
Revisions	—	2
Carrying Amount at March 31	$1,574	$1,467

Current Portion	$47	$66
Noncurrent Portion	$1,527	$1,401

(1)Includes settlements related to asset sales and property exchanges.

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

12.  Acquisitions and Divestitures

In January 2026, EOG signed a purchase and sale agreement for the sale of its entire interest and related fixed assets in the northern Midland Basin for $165 million. The transaction closed on February 18, 2026.

Encino Acquisition. On August 1, 2025, EOG acquired all of the outstanding equity interest in Encino, an independent oil and gas exploration and production company with operations in the Utica play, for cash consideration of $4,471 million and the assumption of Encino's senior notes in an aggregate principal amount of $1,200 million. The cash consideration included $392 million to repay Encino's revolving credit facility. In connection with the completion of the acquisition, EOG repaid and redeemed Encino's senior notes in full, utilizing aggregate cash of approximately $1,292 million (inclusive of applicable redemption premiums and accrued and unpaid interest). In connection with the acquisition, EOG issued $3,500 million of Senior Notes.

The assets of Encino principally include producing wells and developed and undeveloped acreage in the Utica play.

In connection with this transaction, EOG incurred acquisition-related costs in 2025 of approximately $58 million, of which $52 million were recorded as General and Administrative Expense and $6.5 million were recorded as Interest Expense.

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

The following table summarizes the preliminary allocation of the consideration to the fair values of the assets acquired and liabilities assumed (in millions):

Total Consideration	$4,471

Fair Value of Assets Acquired:
Cash and Cash Equivalents	$20
Accounts Receivable, Net	323
Inventories	9
Assets from Price Risk Management Activities (1)	26
Other Current Assets	23
Oil and Gas Properties (Successful Efforts Method)	6,718
Other Property, Plant and Equipment	52
Other Assets	68
Amount Attributable to Assets Acquired	$7,239

Fair Value of Liabilities Assumed:
Accounts Payable	$622
Accrued Taxes Payable	22
Liabilities from Price Risk Management Activities (2)	15
Current Portion of Operating Lease Liabilities	23
Other Current Liabilities	47
Senior Notes	1,266
Asset Retirement Obligations	52
Other Liabilities	72
Deferred Income Taxes	649
Amount Attributable to Liabilities Assumed	$2,768

Net Assets Acquired and Liabilities Assumed	$4,471

(1)Within Other Current Assets on the Condensed Consolidated Balance Sheet.
(2)Within Other Current Liabilities on the Condensed Consolidated Balance Sheet.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)
The following table details unaudited supplemental pro forma financial information for Encino as if EOG had completed the acquisition on January 1, 2025 (in millions):

Three Months Ended March 31, 2025
Operating Revenues and Other	$6,259
Net Income	1,411

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

Commodity Prices. Prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas have historically been volatile. This volatility is expected to continue due to the many uncertainties associated with the world political and economic environment (e.g., the ongoing conflict in the Middle East and the related disruption of maritime transportation routes for these commodities), the global supply of, and demand for, crude oil, NGLs and natural gas, the availability of other energy supplies and other factors, including tariffs, trade policies and agreements and trade barriers or other restrictions imposed by the U.S. government or other governments and the related impact of such measures on commodity and financial markets. Compared to its expectations at the beginning of 2026, EOG realized higher crude oil prices in the first quarter of 2026 and anticipates realizing higher crude oil prices for the full-year 2026, in each case as a result of the ongoing conflict in the Middle East.

The market prices of crude oil and condensate, NGLs and natural gas impact the amount of cash generated from EOG's operating activities, which, in turn, impact EOG's financial position and results of operations.

For the first three months of 2026, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $72.17 per barrel and $4.96 per million British thermal units (MMBtu), respectively, representing an increase of 1% and an increase of 36%, respectively, from the average NYMEX prices for the same period in 2025. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Including the impact of EOG's NGL financial derivative contracts and based on EOG's tax position, EOG's price sensitivity as of March 31, 2026, for each $1.00 per barrel increase or decrease in crude oil and condensate price, combined with the estimated change in NGL price, is approximately $174 million for net income and $223 million for pretax cash flows from operating activities, in each case for the full-year 2026.

Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for which prices have not (as of March 31, 2026) been determined under long-term marketing contracts, EOG's price sensitivity as of March 31, 2026, for each $0.10 per thousand cubic feet increase or decrease in natural gas price, is approximately $61 million for net income and $78 million for pretax cash flows from operating activities, in each case for the full-year 2026.

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

EOG plans to continue with these initiatives and actions, though there can be no assurance that such efforts will be successful and sufficient to offset the impacts of any future inflationary pressures (such as from tariffs, other trade barriers, the ongoing conflict in the Middle East, or other macroeconomic factors) on EOG's operating costs and capital expenditures, cash flows and results of operations. Further, there can be no assurance that any such pressures or factors will not impact EOG's ability to conduct its future day-to-day drilling, completion and production operations.

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

During the first three months of 2026, EOG continued to focus on initiatives to increase its drilling, completion and operating efficiencies and improve well performance. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 66% and 71% of EOG's United States production during the first three months of 2026 and 2025, respectively. During the first three months of 2026, EOG's drilling and completion activities occurred primarily in the Delaware Basin, Utica and the Eagle Ford play. EOG's major producing areas in the United States are in New Mexico, Texas and Ohio.

In January 2026, EOG signed a purchase and sale agreement for the sale of its entire interest and related fixed assets in the northern Midland Basin for $165 million. The transaction closed on February 18, 2026. Crude oil production attributable to EOG's interest was approximately 2 MBbld for the quarter ended March 31, 2026.

Trinidad. In Trinidad, EOG continues to produce natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited under existing supply contracts. Crude oil and condensate are sold to both Heritage Petroleum Company Limited and BP Trinidad and Tobago LLC.

During the first three months of 2026, EOG completed its drilling program in the Mento Field located in the Ska, Mento and Reggae Area and continued construction of the Coconut offshore platform.

Other International. As discussed in EOG's Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 24, 2026 (EOG's 2025 Annual Report), EOG entered into exploration programs in both the Kingdom of Bahrain and the United Arab Emirates. EOG expects to advance both programs throughout 2026.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploration opportunities in countries where crude oil and natural gas reserves have been identified.

2026 Capital and Operating Plan. Total 2026 capital expenditures are estimated to range from approximately $6.3 billion to $6.7 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its plays where it generates the highest rates of return - specifically, in the Delaware Basin, Utica and Eagle Ford. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to focus on improving operating efficiencies; see the above related discussion. Relative to 2025, full-year oil production for 2026 is expected to increase by approximately 5% and full-year total crude oil, NGLs and natural gas production for 2026 is expected to increase by approximately 13%. In addition, EOG plans to continue to spend a portion of its anticipated 2026 capital expenditures on leasing acreage and evaluating new prospects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet. EOG's debt-to-total capitalization ratio was 20% at March 31, 2026 and 21% at December 31, 2025. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

EOG has significant flexibility with respect to financing alternatives, including borrowings under its commercial paper program, bank borrowings, borrowings under its senior unsecured revolving credit facility, joint development agreements and similar agreements and issuances of additional equity and/or debt securities. For related discussion, see ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity included in EOG's 2025 Annual Report.

Cash Return Framework. In November 2023, EOG announced an increase in its cash return commitment - specifically, a commitment, effective beginning with fiscal year 2024, to return a minimum of 70% of annual net cash provided by operating activities before certain balance sheet-related changes, less total capital expenditures, to stockholders, through a combination of regular dividends, special dividends and share repurchases.

For discussion regarding EOG's payment of dividends and share repurchases, see ITEM 1A, Risk Factors and ITEM 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in EOG's 2025 Annual Report and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q.

Dividend Declarations. On February 24, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on April 30, 2026, to stockholders of record as of April 16, 2026.

On May 5, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share to be paid on July 31, 2026, to stockholders of record as of July 17, 2026.

Results of Operations

The following review of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Operating Revenues and Other. During the first quarter of 2026, total operating revenues increased $1,252 million, or 22%, to $6,921 million from $5,669 million for the same period of 2025. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the first quarter of 2026 increased $760 million, or 17%, to $5,262 million from $4,502 million for the same period of 2025. EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $113 million for the first quarter of 2026 compared to net losses of $191 million for the same period of 2025. Gathering, processing and marketing revenues for the first quarter of 2026 increased $156 million, or 12%, to $1,496 million from $1,340 million for the same period of 2025. EOG recognized net gains on asset dispositions of $31 million for the first quarter of 2026 compared to net losses on asset dispositions of $1 million for the same period of 2025.

Volume and price statistics for the three-month periods ended March 31, 2026 and 2025 were as follows (see Note 8 for segment financial information):

	Three Months Ended March 31,
	2026	2025
Crude Oil and Condensate Volumes (MBbld) (1)
United States	546.5	500.9
Trinidad	1.9	1.2
Other International (2)	0.1	—
Total	548.5	502.1
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$72.48	$72.90
Trinidad	68.91	61.12
Other International (2)	89.12	—
Composite	72.47	72.87
Natural Gas Liquids Volumes (MBbld) (1)
United States	332.1	241.7
Total	332.1	241.7
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$22.20	$26.29
Natural Gas Volumes (MMcfd) (1)
United States	2,769	1,834
Trinidad	239	246
Other International (2)	12	—
Total	3,020	2,080
Average Natural Gas Prices ($/Mcf) (3)
United States	$3.75	$3.36
Trinidad	3.91	3.78
Other International (2)	3.26	—
Composite	3.76	3.41
Crude Oil Equivalent Volumes (MBoed) (4)
United States	1,340.1	1,048.3
Trinidad	41.7	42.1
Other International (2)	2.0	—
Total	1,383.8	1,090.4

Total MMBoe (4)	124.5	98.1

(1)Thousand barrels per day or million cubic feet per day, as applicable.
(2)Production volumes from Bahrain operations; natural gas realized price represents contract price less partner's processing and distribution costs.
(3)Dollars per barrel or per thousand cubic feet, as applicable. Excludes the impact of financial commodity and other derivative instruments (see Note 9 to the Condensed Consolidated Financial Statements).
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

Crude oil and condensate revenues for the first quarter of 2026 increased $284 million, or 9%, to $3,577 million from $3,293 million for the same period of 2025, primarily due to an increase of 46.4 MBbld, or 9%, in crude oil and condensate deliveries ($304 million), partially offset by a lower composite average price ($20 million). Increased production was primarily from the Utica. EOG's composite crude oil and condensate price for the first quarter of 2026 decreased 1% to $72.47 per barrel compared to $72.87 per barrel for the same period of 2025.

NGL revenues for the first quarter of 2026 increased $92 million, or 16%, to $664 million from $572 million for the same period of 2025 due to an increase of 90.4 MBbld, or 37%, in NGL deliveries ($215 million), partially offset by a lower composite average price ($123 million). Increased production was primarily from the Utica and Permian Basin. EOG's composite NGL price for the first quarter of 2026 decreased 16% to $22.20 per barrel compared to $26.29 per barrel for the same period of 2025.

Natural gas revenues for the first quarter of 2026 increased $384 million, or 60%, to $1,021 million from $637 million for the same period of 2025, primarily due to an increase of 940 MMcfd, or 45%, in natural gas deliveries ($289 million) and a higher composite average price ($95 million). Increased deliveries were primarily from the Utica and Permian Basin. EOG's composite natural gas price for the first quarter of 2026 increased 10% to $3.76 per Mcf compared to $3.41 per Mcf for the same period of 2025.

During the first quarter of 2026, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $113 million compared to net losses of $191 million for the same period of 2025. The net gains of $113 million included gains of $119 million related to the Brent crude oil (Brent) linked gas sales contract. During the first quarter of 2026, net cash paid for settlements of financial commodity derivative contracts was $53 million compared to net cash paid for settlements of financial commodity derivative contracts of $38 million for the same period of 2025.

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

Gathering, processing and marketing revenues less marketing costs for the first three months of 2026 increased $97 million as compared to the same period of 2025 primarily due to higher margins on crude oil marketing activities.

Operating and Other Expenses.  For the first quarter of 2026, operating expenses of $4,323 million were $513 million higher than the $3,810 million incurred during the first quarter of 2025.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Lease and Well	$3.71	$4.09
Gathering, Processing and Transportation Costs (GP&T)	5.25	4.48
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.03	9.71
Other Property, Plant and Equipment	0.55	0.61
General and Administrative (G&A)	1.49	1.74
Interest Expense, Net	0.53	0.48
Total (1)	$20.56	$21.11

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A and interest expense, net for the three months ended March 31, 2026, compared to the same period of 2025, are set forth below. See "Operating Revenues and Other" above for a discussion of volumes.

Lease and well expenses include expenses for EOG-operated properties, as well as expenses billed to EOG from other operators where EOG is not the operator of a property. Lease and well expenses can be divided into the following categories: costs to operate and maintain crude oil and natural gas wells, the cost of workovers and lease and well administrative expenses. Operating and maintenance costs include, among other things, pumping services, produced water disposal, equipment repair and maintenance, compression expense, lease upkeep, fuel and power. Workovers are operations to restore or maintain production from existing wells.

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

Lease and well expenses of $462 million for the first quarter of 2026 increased $61 million from $401 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($44 million) and increased lease and well administrative expenses ($19 million).

GP&T costs represent costs to process and deliver hydrocarbon products from the lease to a downstream point of sale. GP&T costs include operating and maintenance expenses from EOG-owned assets, fees paid to third-party operators and administrative expenses associated with operating EOG's GP&T assets. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

GP&T costs of $654 million for the first quarter of 2026 increased $214 million from $440 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Utica ($221 million) and Permian Basin ($11 million), partially offset by decreased costs in the Eagle Ford play ($15 million).

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

DD&A expenses for the first quarter of 2026 increased $180 million to $1,193 million from $1,013 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first quarter of 2026 were $172 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($248 million), partially offset by decreased unit rates in the United States ($69 million) and Trinidad ($9 million). DD&A expenses associated with other property, plant and equipment for the first quarter of 2026 were $8 million higher than the same prior year period primarily related to GP&T assets and equipment.

G&A expenses of $185 million for the first quarter of 2026 increased $14 million from $171 million for the same prior year period primarily due to increased employee-related costs.

Interest expense, net of $66 million for the first quarter of 2026 increased $19 million compared to the same prior year period primarily due to the issuance in July 2025 of the $1,250 million aggregate principal amount of 5.350% Senior Notes due 2036 ($17 million), $1,250 million aggregate principal amount of 5.000% Senior Notes due 2032 ($16 million), $500 million aggregate principal amount of 5.950% Senior Notes due 2055 ($7 million) and $500 million aggregate principal amount of 4.400% Senior Notes due 2028 ($6 million), and the issuance in November 2025 of the $750 million aggregate principal amount of 4.400% Senior Notes due 2031 ($9 million) and $250 million aggregate principal amount of 5.950% Senior Notes due 2055 ($4 million), partially offset by increased capitalized interest ($25 million), the repayment in December 2025 of the $750 million aggregate principal amount of 4.15% Senior Notes due 2026 ($8 million), and the maturity in April 2025 of the $500 million aggregate principal amount of 3.15% Senior Notes due 2025 ($4 million).

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

The following table sets forth impairments for the first quarter of 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Proved properties	$—	$32
Unproved properties	19	12
Inventories	20	—
Total	$39	$44

Other income, net of $23 million for the first quarter of 2026 decreased $42 million from $65 million for the same prior year period primarily due to decreased interest income ($37 million) and an increase in deferred compensation expense ($6 million).

Income taxes of $575 million for the first quarter of 2026 increased from $414 million for the first quarter of 2025 primarily due to increased pretax income. The net effective tax rate for the first quarter of 2026 increased to 23% from 22% for the first quarter of 2025.

Capital Resources and Liquidity

Liquidity Overview. At March 31, 2026, EOG maintained a strong financial and liquidity position, including $3.8 billion of cash and cash equivalents on hand and $3.0 billion of availability under its senior unsecured revolving credit facility (which remained undrawn).

The primary source of cash for EOG during the three months ended March 31, 2026, was funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; and share repurchases and other purchases of treasury stock. During the first three months of 2026, EOG's cash balance increased $453 million to $3,849 million from $3,396 million at December 31, 2025.

See Notes 2 and 10 to the Condensed Consolidated Financial Statements for further discussion on our debt obligations, including the fair value of our senior notes.

Cash Flow. Net cash provided by operating activities of $2,966 million for the first three months of 2026 increased $677 million compared to the same period of 2025 primarily due to an increase in revenues from sales of crude oil and condensate, NGLs and natural gas ($760 million), a decrease in net cash paid for income taxes ($728 million) and an increase in gathering, processing and marketing revenues less marketing costs ($97 million), partially offset by an increase in net cash used in working capital and other assets and liabilities ($386 million), an increase in cash operating expenses ($282 million) and an increase in interest paid ($71 million).

Net cash used in investing activities of $1,545 million for the first three months of 2026 increased $115 million compared to the same period of 2025 primarily due to an increase in additions to oil and gas properties ($110 million), an increase in cash used in working capital associated with investing activities ($86 million) and an increase in additions to other property, plant and equipment ($51 million), partially offset by an increase in proceeds from sales of assets ($132 million).

Net cash used in financing activities of $968 million for the first three months of 2026 included dividend payments to stockholders ($544 million) and share repurchases and other purchases of treasury stock ($418 million). Net cash used in financing activities of $1,352 million for the first three months of 2025 included share repurchases and other purchases of treasury stock ($806 million) and dividend payments to stockholders ($538 million).

Total Expenditures. For the full-year 2026, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $6.3 billion to $6.7 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. The table below sets out the components of total expenditures for the three-month periods ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Expenditure Category
Capital
Exploration and Development Drilling	$1,280	$1,152
Facilities	118	145
Leasehold Acquisitions (1)	77	48
Property Acquisitions (2)	23	(1)
Capitalized Interest	37	12
Subtotal	1,535	1,356
Exploration Costs	45	41
Dry Hole Costs	23	34
Exploration and Development Expenditures	1,603	1,431
Asset Retirement Costs	12	13
Total Exploration And Development Expenditures	1,615	1,444
Other Property, Plant and Equipment	153	102
Total Expenditures	$1,768	$1,546

(1)Leasehold acquisitions included $52 million and $9 million for the three-month periods ended March 31, 2026 and 2025, respectively, related to non-cash property exchanges.
(2)Property acquisitions for the three-month period ended March 31, 2026 included $15 million related to revisions to the Encino purchase price allocation.

Exploration and development expenditures of $1,603 million for the first three months of 2026 were $172 million higher than the same period of 2025 primarily due to increased exploration and development drilling expenditures ($128 million) and increased capitalized interest ($25 million). Exploration and development expenditures for the first three months of 2026 of $1,603 million consisted of $1,339 million in development drilling and facilities, $204 million in exploration, $37 million in capitalized interest and $23 million in property acquisitions. Exploration and development expenditures for the first three months of 2025 of $1,431 million consisted of $1,317 million in development drilling and facilities, $103 million in exploration and $12 million in capitalized interest.

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

Financial Commodity and Other Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity and other derivative contracts as accounting hedges and, accordingly, accounts for financial commodity and other derivative contracts using the mark-to-market accounting method, including the Brent linked gas sales contract. Under this accounting method, changes in the fair value of outstanding financial and other derivative instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Financial Commodity and Other Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's financial commodity and other derivative contracts was reflected on the Condensed Consolidated Balance Sheet at March 31, 2026, as a net asset of $214 million.

As discussed in "Operating Revenues and Other," the net cash payments for settlements of financial commodity derivative contracts during the first quarter of 2026 was $53 million.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2026 to April 24, 2026 (closed) and outstanding as of April 24, 2026. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu). NGL volumes are presented in MBbld and prices are presented in $/Bbl.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - April 2026 (closed)	NYMEX Henry Hub	460	$3.78
May - June 2026	NYMEX Henry Hub	460	3.78
July - December 2026	NYMEX Henry Hub	450	3.79

Natural Gas Collar Contracts
		Contracts Sold
			Weighted Average Price ($/MMBtu)
Period	Settlement Index	Volume (MMBtud in thousands)	Ceiling Price	Floor Price

January - April 2026 (closed)	NYMEX Henry Hub	80	$4.28	$3.72
May - June 2026	NYMEX Henry Hub	80	4.28	3.72
July - December 2026	NYMEX Henry Hub	70	4.23	3.71
January - December 2027	NYMEX Henry Hub	120	4.41	3.42

Ethane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2026 (closed)	Mont Belvieu Ethane (non-Tet)	11	$10.94
April - December 2026	Mont Belvieu Ethane (non-Tet)	11	10.94

Propane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - March 2026 (closed)	Mont Belvieu Propane (Tet)	1	$30.24
April - December 2026	Mont Belvieu Propane (Tet)	1	30.24

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at April 24, 2026. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX Henry Hub prices.

Natural Gas Sales Linked to Brent Crude Oil. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, in February 2024, EOG entered into a 10-year agreement, commencing in 2027, to sell 180,000 MMBtud of its domestic natural gas production, with 140,000 MMBtud to be sold at a price indexed to Brent and the remaining volumes to be sold at a price indexed to Brent or a U.S. Gulf Coast gas index at the counterparty's election.

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
•the extent to which EOG incurs uninsured losses and liabilities or losses and liabilities in excess of its insurance coverage; and
•the other factors described under ITEM 1A, Risk Factors of EOG's Annual Report on Form 10-K for the year ended December 31, 2025 and any updates to those factors set forth in EOG's subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I.  FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EOG RESOURCES, INC.

EOG's exposure to commodity price risk, interest rate risk and foreign currency exchange rate risk is discussed in (i) the "Financial Commodity and Other Derivative Transactions," "Financing" and "Outlook" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" included in EOG's Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 24, 2026 (EOG's 2025 Annual Report); and (ii) Note 12, "Risk Management Activities," to EOG's Consolidated Financial Statements included in EOG's 2025 Annual Report. For updated information regarding EOG's financial commodity and other derivative contracts and physical commodity contracts, see (i) Note 9, "Risk Management Activities," to EOG's Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Revenues and Other" in this Quarterly Report on Form 10-Q; and (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Financial Commodity and Other Derivative Transactions" in this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 5 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter ended March 31, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Plans or Programs (3)

January 1, 2026 - January 31, 2026	1,049,712	$106.59	1,040,349	$3,236,066,223
February 1, 2026 - February 28, 2026	597,834	118.79	540,303	3,172,144,605
March 1, 2026 - March 31, 2026	1,687,980	139.33	1,628,112	2,945,220,356
Total	3,335,526	125.35	3,208,764

(1)Includes 3,208,764 shares repurchased during the quarter ended March 31, 2026, at an average price of $125.19 per share (inclusive of commissions and transaction fees), pursuant to the Share Repurchase Authorization (as defined and further discussed below); such repurchases count against the Share Repurchase Authorization. The share repurchases effected during the period January 2, 2026 through February 25, 2026 were made pursuant to a Rule 10b5-1 trading plan entered into by EOG on December 17, 2025. Also includes 126,762 total shares that were withheld by or returned to EOG during the quarter ended March 31, 2026, at an average price of $129.28 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options; such shares do not count against the Share Repurchase Authorization.
(2)In November 2021, EOG's Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion, effective November 7, 2024 (Share Repurchase Authorization). As of March 31, 2026 (i) EOG had repurchased an aggregate 59,375,216 shares at a total cost of $7,054,779,644 (inclusive of commissions and transaction fees) under the Share Repurchase Authorization and (ii) an additional $2,945,220,356 of shares remained available for repurchases under the Share Repurchase Authorization.
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

ITEM 5. OTHER INFORMATION

Trading Plans/Arrangements. During the quarter ended March 31, 2026, no Section 16 officer of EOG, and no director of EOG, adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Exhibit No.		Description

*10.1	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (amended and restated award agreement applicable to executive officer grants made effective September 26, 2025).

*10.2	-	Form of Restricted Stock Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable solely to grant made to Jeffrey R. Leitzell effective February 20, 2026).

*10.3	-	EOG Resources, Inc. Third Amended and Restated Annual Bonus Plan (effective as of January 1, 2026).

*31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1#	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

*32.2#	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

101.INS	-	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	-	Inline XBRL Schema Document.
**101.CAL	-	Inline XBRL Calculation Linkbase Document.

**101.DEF	-	Inline XBRL Definition Linkbase Document.

**101.LAB	-	Inline XBRL Label Linkbase Document.

**101.PRE	-	Inline XBRL Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Exhibits filed herewith.

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets - March 31, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months Ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements.

# The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOG RESOURCES, INC.
(Registrant)

Date:	May 5, 2026	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)