Form 10-Q
period 2026-06-30
EOG RESOURCES INC
filed 2026-08-04
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	524,529,176	(as of July 28, 2026)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues and Other
Crude Oil and Condensate	$4,901	$2,974	$8,478	$6,267
Natural Gas Liquids	770	534	1,434	1,106
Natural Gas	812	600	1,833	1,237
Gains (Losses) on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	40	107	153	(84)
Gathering, Processing and Marketing	2,011	1,247	3,507	2,587
Gains (Losses) on Asset Dispositions, Net	58	—	89	(1)
Other, Net	28	16	47	35
Total	8,620	5,478	15,541	11,147
Operating Expenses
Lease and Well	467	396	929	797
Gathering, Processing and Transportation Costs	676	455	1,330	895
Exploration Costs	47	74	92	115
Dry Hole Costs	30	11	53	45
Impairments	19	39	58	83
Marketing Costs	1,950	1,216	3,334	2,541
Depreciation, Depletion and Amortization	1,259	1,053	2,452	2,066
General and Administrative	213	186	398	357
Taxes Other Than Income	431	301	769	642
Total	5,092	3,731	9,415	7,541
Operating Income	3,528	1,747	6,126	3,606
Other Income, Net	38	55	61	120
Income Before Interest Expense and Income Taxes	3,566	1,802	6,187	3,726
Interest Expense, Net	67	51	133	98
Income Before Income Taxes	3,499	1,751	6,054	3,628
Income Tax Provision	775	406	1,350	820
Net Income	$2,724	$1,345	$4,704	$2,808
Net Income Per Share
Basic	$5.18	$2.48	$8.89	$5.13
Diluted	$5.15	$2.46	$8.84	$5.11
Average Number of Common Shares
Basic	526	543	529	547
Diluted	529	546	532	549
Comprehensive Income
Net Income	$2,724	$1,345	$4,704	$2,808
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	1	(3)	2	(3)
Other Comprehensive Income (Loss)	1	(3)	2	(3)
Comprehensive Income	$2,725	$1,342	$4,706	$2,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$4,907	$3,396
Accounts Receivable, Net	3,529	2,681
Inventories	930	1,014
Other	511	565
Total	9,877	7,656
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	92,454	89,857
Other Property, Plant and Equipment	7,064	6,832
Total Property, Plant and Equipment	99,518	96,689
Less: Accumulated Depreciation, Depletion and Amortization	(56,278)	(54,348)
Total Property, Plant and Equipment, Net	43,240	42,341
Deferred Income Taxes	35	39
Other Assets	1,631	1,763
Total Assets	$54,783	$51,799
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,374	$2,904
Accrued Taxes Payable	697	299
Dividends Payable	531	544
Current Portion of Long-Term Debt	27	27
Current Portion of Operating Lease Liabilities	324	472
Other	382	445
Total	5,335	4,691

Long-Term Debt	7,899	7,909
Other Liabilities	2,468	2,512
Deferred Income Taxes	7,217	6,854
Commitments and Contingencies (Note 5)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 589,044,385 Shares Issued at both June 30, 2026 and December 31, 2025	206	206
Additional Paid in Capital	6,072	6,027
Accumulated Other Comprehensive Loss	(5)	(7)
Retained Earnings	33,390	29,765
Common Stock Held in Treasury, 63,546,362 Shares at June 30, 2026 and 51,374,169 Shares at December 31, 2025	(7,799)	(6,158)
Total Stockholders' Equity	31,864	29,833
Total Liabilities and Stockholders' Equity	$54,783	$51,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2026	$206	$6,026	$(6)	$31,200	$(6,518)	$30,908
Net Income	—	—	—	2,724	—	2,724
Common Stock Dividends Declared, $1.02 Per Share	—	—	—	(534)	—	(534)
Other Comprehensive Income	—	—	1	—	—	1
Treasury Stock Repurchased	—	—	—	—	(1,307)	(1,307)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(9)	—	—	21	12
Restricted Stock and Restricted Stock Units, Net	—	(5)	—	—	5	—
Stock-Based Compensation Expenses	—	60	—	—	—	60
Balance at June 30, 2026	$206	$6,072	$(5)	$33,390	$(7,799)	$31,864

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at March 31, 2025	$206	$6,095	$(4)	$27,869	$(4,650)	$29,516
Net Income	—	—	—	1,345	—	1,345
Common Stock Dividends Declared, $1.995 Per Share	—	—	—	(1,083)	—	(1,083)
Other Comprehensive Loss	—	—	(3)	—	—	(3)
Treasury Stock Repurchased	—	—	—	—	(606)	(606)
Change in Treasury Stock - Stock Compensation Plans, Net	—	5	—	—	11	16
Stock-Based Compensation Expenses	—	53	—	—	—	53
Balance at June 30, 2025	$206	$6,153	$(7)	$28,131	$(5,245)	$29,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at December 31, 2025	$206	$6,027	$(7)	$29,765	$(6,158)	$29,833
Net Income	—	—	—	4,704	—	4,704
Common Stock Dividends Declared, $2.04 Per Share	—	—	—	(1,079)	—	(1,079)
Other Comprehensive Income	—	—	2	—	—	2
Treasury Stock Repurchased	—	—	—	—	(1,712)	(1,712)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(38)	—	—	36	(2)
Restricted Stock and Restricted Stock Units, Net	—	(35)	—	—	35	—
Stock-Based Compensation Expenses	—	118	—	—	—	118
Balance at June 30, 2026	$206	$6,072	$(5)	$33,390	$(7,799)	$31,864

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at December 31, 2024	$206	$6,090	$(4)	$26,941	$(3,882)	$29,351
Net Income	—	—	—	2,808	—	2,808
Common Stock Dividends Declared, $2.97 Per Share	—	—	—	(1,618)	—	(1,618)
Other Comprehensive Loss	—	—	(3)	—	—	(3)
Treasury Stock Repurchased	—	—	—	—	(1,402)	(1,402)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(4)	—	—	3	(1)
Restricted Stock and Restricted Stock Units, Net	—	(36)	—	—	36	—
Stock-Based Compensation Expenses	—	103	—	—	—	103
Balance at June 30, 2025	$206	$6,153	$(7)	$28,131	$(5,245)	$29,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$4,704	$2,808
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	2,452	2,066
Impairments	58	83
Stock-Based Compensation Expenses	118	103
Deferred Income Taxes	364	149
(Gains) Losses on Asset Dispositions, Net	(89)	1
Other, Net	17	22
Dry Hole Costs	53	45
Mark-to-Market Financial Commodity and Other Derivative Contracts
(Gains) Losses, Net	(153)	84
Net Cash Payments for Settlements of Financial Commodity Derivative Contracts	(8)	(62)
Other, Net	(1)	—
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(847)	170
Inventories	47	31
Accounts Payable	455	(236)
Accrued Taxes Payable	398	(660)
Other Assets	102	(86)
Other Liabilities	(86)	(148)
Changes in Components of Working Capital Associated with Investing Activities	51	(49)
Net Cash Provided by Operating Activities	7,635	4,321
Investing Cash Flows
Additions to Oil and Gas Properties	(3,129)	(3,080)
Additions to Other Property, Plant and Equipment	(297)	(196)
Proceeds from Sales of Assets	151	16
Changes in Components of Working Capital Associated with Investing Activities	(51)	49
Net Cash Used in Investing Activities	(3,326)	(3,211)
Financing Cash Flows
Long-Term Debt Repayments	—	(500)
Dividends Paid	(1,084)	(1,066)
Treasury Stock Purchased	(1,717)	(1,408)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	16	11
Debt Issuance and Other Financing Costs	—	(7)
Repayment of Finance Lease Liabilities	(13)	(17)
Net Cash Used in Financing Activities	(2,798)	(2,987)
Effect of Exchange Rate Changes on Cash	—	1
Increase (Decrease) in Cash and Cash Equivalents	1,511	(1,876)
Cash and Cash Equivalents at Beginning of Period	3,396	7,092
Cash and Cash Equivalents at End of Period	$4,907	$5,216

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

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

At June 30, 2026, EOG was in compliance with this financial covenant. At June 30, 2026 and December 31, 2025, there were no borrowings or letters of credit outstanding under the Agreement. The SOFR and Base Rate (inclusive of the applicable margins), had there been any amounts borrowed under the Agreement at June 30, 2026, would have been 4.55% and 6.75%, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Stockholders' Equity

Common Stock. In November 2021, the Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion. Effective May 20, 2026, the Board again increased such share repurchase authorization, from $10 billion to $20 billion (Share Repurchase Authorization).

Under the Share Repurchase Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, other market and economic conditions, the availability of cash to effect repurchases and EOG's anticipated future capital expenditures and other commitments requiring cash. Repurchased shares are held as treasury shares and are available for general corporate purposes. The Share Repurchase Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the six months ended June 30, 2026, EOG repurchased 12.8 million shares of common stock for approximately $1,696 million (inclusive of transaction fees and commissions) pursuant to the Share Repurchase Authorization. As of June 30, 2026, approximately $11.7 billion remained available for repurchases under the Share Repurchase Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2026, is $16.7 million of estimated federal excise tax.

On February 24, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on April 30, 2026, to stockholders of record as of April 16, 2026.

On May 5, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on July 31, 2026, to stockholders of record as of July 17, 2026.

On August 4, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share to be paid on October 30, 2026, to stockholders of record as of October 16, 2026.

4.    Employee Benefit Plans

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease and Well	$21	$18	$41	$35
Gathering, Processing and Transportation Costs	2	2	3	3
Exploration Costs	7	7	14	14
General and Administrative	30	26	60	51
Total	$60	$53	$118	$103

At June 30, 2026, approximately 11 million common shares remained available for grant under the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan). EOG's policy is to issue shares related to the 2021 Plan grants from treasury shares to the extent treasury shares are available or previously authorized unissued shares.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and of stock-settled stock appreciation rights (SARs) grants was estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $2 million for both the three-month periods ended June 30, 2026 and 2025, and $4 million and $3 million for the six months ended June 30, 2026 and 2025, respectively.

EOG has not granted any stock options or SARs since February 2022.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units, which generally "cliff" vest three years from the date of grant in accordance with each grant agreement, without cost to them. Stock-based compensation expense related to restricted stock and restricted stock units totaled $55 million and $48 million for the three months ended June 30, 2026 and 2025, respectively, and $108 million and $95 million for the six months ended June 30, 2026 and 2025, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the six-month periods ended June 30, 2026 and 2025 (shares and units in thousands):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	5,281	$122.73	4,699	$122.64
Granted	185	123.40	73	118.34
Released (1)	(133)	122.67	(79)	119.38
Forfeited	(87)	121.87	(79)	123.15
Outstanding at June 30 (2)	5,246	$122.77	4,614	$122.61

(1)The total intrinsic value of restricted stock and restricted stock units released during the six months ended June 30, 2026 and 2025, was $17 million and $10 million, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at June 30, 2026 and 2025, was $681 million and $552 million, respectively.

At June 30, 2026, unrecognized compensation expense related to restricted stock and restricted stock units totaled $289 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.4 years.

Performance Units. EOG grants restricted stock units with performance-based conditions (Performance Units) annually to its executive officers and from time to time to other officers, without cost to them. As more fully discussed in the grant agreements, the applicable performance metrics are 1) EOG's total shareholder return (TSR) over a three-year performance period (Performance Period) relative to the TSR over the same period of a designated group of peer companies and 2) EOG's average return on capital employed (ROCE) over the Performance Period. At the end of the Performance Period, a performance multiple based on EOG's relative TSR ranking will be determined, with a minimum performance multiple of 0% and a maximum performance multiple of 200%. A specified modifier ranging from -70% to +70% will then be applied to the performance multiple based on EOG's average ROCE over the Performance Period, provided that in no event shall the performance multiple, after applying the ROCE modifier, be less than 0% or exceed 200%. Furthermore, if EOG's TSR over the Performance Period is negative (i.e., less than 0%), the performance multiple will be capped at 100%, regardless of EOG's relative TSR ranking or average ROCE over the Performance Period.

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $3 million for both the three-month periods ended June 30, 2026 and 2025, and $6 million and $5 million for the six-month periods ended June 30, 2026 and 2025, respectively.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the Performance Unit transactions for the six-month periods ended June 30, 2026 and 2025 (units in thousands):

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	493		$129.87	559	$119.05
Granted	2		106.57	8	134.49
Granted for Performance Multiple (1)	—		—	54	96.61
Released (2)	(122)		126.55	(267)	96.61
Outstanding at June 30 (3)	373	(4)	$131.66	354	$132.97

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
(2)The total intrinsic value of Performance Units released was $15 million and $34 million for the six months ended June 30, 2026 and 2025, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the Performance Units are released.
(3)The total intrinsic value of Performance Units outstanding at June 30, 2026 and 2025, was $48 million and $42 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 747 Performance Units could be outstanding.

At June 30, 2026, unrecognized compensation expense related to Performance Units totaled $22 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.7 years.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and six-month periods ended June 30, 2026 and 2025 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$2,724	$1,345	$4,704	$2,808
Denominator for Basic Earnings Per Share -
Weighted Average Shares	526	543	529	547
Potential Dilutive Common Shares -
Restricted Stock/Units and Performance Units	3	3	3	2
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	529	546	532	549
Net Income Per Share
Basic	$5.18	$2.48	$8.89	$5.13
Diluted	$5.15	$2.46	$8.84	$5.11

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero for all periods presented.

7.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the six-month periods ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30,
	2026	2025
Interest (1)	$123	$91
Income Taxes, Net of Refunds Received (2)	$610	$1,437

(1)Net of capitalized interest of $75 million and $23 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes cash paid for the purchase of energy-related tax credits from a third-party seller(s) for the six months ended June 30, 2026.

EOG's accrued capital expenditures and amounts recorded within accounts payable at June 30, 2026 and 2025 were $763 million and $743 million, respectively.

Non-cash investing activities for the six months ended June 30, 2026 and 2025, included additions of $107 million and $11 million, respectively, to EOG's oil and gas properties as a result of property exchanges. In addition, non-cash investing activities for the six months ended June 30, 2026, included $28 million related to revisions to the Encino Acquisition Partners, LLC (Encino) acquisition purchase price allocation (see Note 12).

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.    Business Segment Information

EOG's operations are all crude oil and condensate, natural gas liquids (NGLs) and natural gas exploration and production-related. The Segment Reporting Topic of the Financial Accounting Standards Board's (FASB) Accounting Standard Codification (ASC) establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. EOG's CODM is the Chief Executive Officer.

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

Financial information by reportable segment is presented below as of and for the three-month and six-month periods ended June 30, 2026 and 2025 (in millions):

	United States	Trinidad	Other International	Total
Three Months Ended June 30, 2026
Crude Oil and Condensate	$4,881	$16	$4	$4,901
NGLs	770	—	—	770
Natural Gas	702	106	4	812
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	40	—	—	40
Gathering, Processing and Marketing	2,006	5	—	2,011
Gains on Asset Dispositions, Net	55	—	3	58
Other, Net	28	—	—	28
Operating Revenues and Other	8,482	127	11	8,620
Lease and Well	449	12	6
Gathering, Processing and Transportation Costs	671	1	4
Marketing Costs	1,950	—	—
Depreciation, Depletion and Amortization	1,205	53	1
General and Administrative	203	5	5
Taxes Other Than Income	425	5	1
Other Segment Items (1)	90	2	4
Operating Income (Loss)	3,489	49	(10)	3,528
Interest Income				35
Other Income				3
Interest Expense, Net				(67)
Income Before Income Taxes				$3,499

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,611	19	33	1,663
Interest Expense, Net	67	—	—	67
Interest Income	31	2	2	35

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International	Total
Three Months Ended June 30, 2025
Crude Oil and Condensate	$2,969	$5	$—	$2,974
NGLs	534	—	—	534
Natural Gas	516	84	—	600
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	107	—	—	107
Gathering, Processing and Marketing	1,246	1	—	1,247
Gains (Losses) on Asset Dispositions, Net	(3)	—	3	—
Other, Net	16	—	—	16
Operating Revenues and Other	5,385	90	3	5,478
Lease and Well	383	10	3
Gathering, Processing and Transportation Costs	454	1	—
Marketing Costs	1,216	—	—
Depreciation, Depletion and Amortization	1,016	37	—
General and Administrative	178	4	4
Taxes Other Than Income	300	1	—
Other Segment Items (1)	79	7	38
Operating Income (Loss)	1,759	30	(42)	1,747
Interest Income				56
Other Expense				(1)
Interest Expense, Net				(51)
Income Before Income Taxes				$1,751

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,626	61	3	1,690
Interest Expense, Net	51	—	—	51
Interest Income	52	2	2	56

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International	Total
Six Months Ended June 30, 2026
Crude Oil and Condensate	$8,445	$28	$5	$8,478
NGLs	1,434	—	—	1,434
Natural Gas	1,636	190	7	1,833
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	153	—	—	153
Gathering, Processing and Marketing	3,499	8	—	3,507
Gains on Asset Dispositions, Net	86	—	3	89
Other, Net	47	—	—	47
Operating Revenues and Other	15,300	226	15	15,541
Lease and Well	895	22	12
Gathering, Processing and Transportation Costs	1,324	2	4
Marketing Costs	3,334	—	—
Depreciation, Depletion and Amortization	2,357	94	1
General and Administrative	378	8	12
Taxes Other Than Income	760	7	2
Other Segment Items (1)	186	4	13
Operating Income (Loss)	6,066	89	(29)	6,126
Interest Income				66
Other Expense				(5)
Interest Expense, Net				(133)
Income Before Income Taxes				$6,054

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	3,042	59	82	3,183
Total Property, Plant and Equipment, Net	42,535	511	194	43,240
Total Assets	53,149	1,221	413	54,783
Interest Expense, Net	133	—	—	133
Interest Income	59	4	3	66

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International	Total
Six Months Ended June 30, 2025
Crude Oil and Condensate	$6,255	$12	$—	$6,267
NGLs	1,106	—	—	1,106
Natural Gas	1,070	167	—	1,237
Losses on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	(84)	—	—	(84)
Gathering, Processing and Marketing	2,586	1	—	2,587
Losses on Asset Dispositions, Net	—	—	(1)	(1)
Other, Net	35	—	—	35
Operating Revenues and Other	10,968	180	(1)	11,147
Lease and Well	768	24	5
Gathering, Processing and Transportation Costs	894	1	—
Marketing Costs	2,541	—	—
Depreciation, Depletion and Amortization	1,979	87	—
General and Administrative	340	8	9
Taxes Other Than Income	640	2	—
Other Segment Items (1)	161	40	42
Operating Income (Loss)	3,645	18	(57)	3,606
Interest Income				124
Other Expense				(4)
Interest Expense, Net				(98)
Income Before Income Taxes				$3,628

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	2,984	59	3	3,046
Total Property, Plant and Equipment, Net	34,850	483	28	35,361
Total Assets	44,921	1,169	194	46,284
Interest Expense, Net	98	—	—	98
Interest Income	116	5	3	124

(1)Other Segment Items include Exploration Costs, Dry Hole Costs and Impairments. Other Segment Items primarily relate to impairments, exploration costs and dry hole costs in the United States, and exploration costs in Other International for the three-month and six-month periods ended June 30, 2026. Other Segment Items primarily relate to impairments, exploration costs and dry hole costs in the United States, exploration costs in Trinidad and impairments and exploration costs in Other International for the three-month period ended June 30, 2025. Other Segment Items primarily relate to impairments, exploration costs and dry hole costs in the United States, exploration costs and dry hole costs in Trinidad and impairments and exploration costs in Other International for the six-month period ended June 30, 2025.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Risk Management Activities

Commodity Price Risk. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and condensate, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity and other derivative contracts as accounting hedges and, accordingly, accounts for financial commodity and other derivative contracts using the mark-to-market accounting method.

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the six-month period ended June 30, 2026 (closed) and outstanding as of June 30, 2026. Natural gas volumes are presented in million British thermal units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu). NGL volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - June 2026 (closed)	NYMEX Henry Hub	460	$3.78
July 2026 (closed)	NYMEX Henry Hub	450	3.79
August - December 2026	NYMEX Henry Hub	450	3.79

Natural Gas Collar Contracts
		Contracts Sold
			Weighted Average Price ($/MMBtu)
Period	Settlement Index	Volume (MMBtud in thousands)	Ceiling Price	Floor Price

January - June 2026 (closed)	NYMEX Henry Hub	80	$4.28	$3.72
July 2026 (closed)	NYMEX Henry Hub	70	4.23	3.71
August - December 2026	NYMEX Henry Hub	70	4.23	3.71
January - December 2027	NYMEX Henry Hub	120	4.41	3.42

Ethane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - June 2026 (closed)	Mont Belvieu Ethane (non-Tet)	11	$10.94
July - December 2026	Mont Belvieu Ethane (non-Tet)	11	10.94

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Propane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - June 2026 (closed)	Mont Belvieu Propane (Tet)	1	$30.24
July - December 2026	Mont Belvieu Propane (Tet)	1	30.24

Financial Commodity and Other Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity and other derivative instruments at June 30, 2026 and December 31, 2025. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	June 30, 2026	December 31, 2025
Asset Derivatives
NGLs and natural gas financial derivative contracts -
Current Portion	Other Current Assets	$46	$18
Noncurrent Portion	Other Assets	3	—
Brent Crude Oil (Brent) Linked Gas Sales Contract -
Current Portion	Other Current Assets	14	—
Noncurrent Portion	Other Assets	147	31
Liability Derivatives
NGLs and natural gas financial derivative contracts -
Noncurrent Portion	Other Liabilities	$—	$2

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

All of EOG's financial commodity derivative instruments are covered by International Swap Dealers Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that (i) require EOG, if it is the party in a net liability position, to post collateral with the counterparty when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings or (ii) require the counterparty, if it is in a net liability position, to post collateral with EOG when the amount of the net liability exceeds the threshold level specified for the counterparty's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding financial derivatives under the ISDA to be settled immediately. See Note 10 for the aggregate fair value of all financial derivative instruments that were in a net liability position at June 30, 2026 and December 31, 2025. EOG had no collateral posted and no collateral held at June 30, 2026 and December 31, 2025.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at June 30, 2026 and December 31, 2025 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2026
Financial Assets:
Natural Gas Swaps	$—	$34	$—	$34
Natural Gas Collars	—	14	—	14
NGL Swaps	—	1	—	1
Brent Linked Gas Sales Contract	—	—	161	161

Balance at December 31, 2025
Financial Assets:
Natural Gas Swaps	$—	$12	$—	$12
Natural Gas Collars	—	4	—	4
NGL Swaps	—	2	—	2
Brent Linked Gas Sales Contract	—	—	31	31
Financial Liabilities:
Natural Gas Swaps	$—	$1	$—	$1
Natural Gas Collars	—	1	—	1

See Note 9 for the balance sheet amounts and classification of EOG's financial commodity and other derivative instruments at June 30, 2026 and December 31, 2025.

The estimated fair value of financial commodity and other derivative contracts was based upon forward commodity price curves based on quoted market prices. For the Brent Linked Gas Sales Contract, the estimated fair value was based on EOG's estimates of (and assumptions regarding) significant Level 3 inputs, as defined by the FASB Fair Value Measurement Topic of the ASC (ASC 820), including future crude oil and condensate and natural gas prices. These Level 3 inputs are immaterial to the financial statements. Financial commodity derivative contracts were valued utilizing various third-party valuation models, as applicable.

Non-Recurring Fair Value Measurements. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and is primarily based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of EOG's asset retirement obligations is presented in Note 11.

When circumstances indicate that proved oil and gas properties may be impaired, EOG compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the group. If the expected undiscounted future cash flows, based on EOG's estimate of (and assumptions regarding) future crude oil and condensate, NGLs and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data (all Level 3 inputs as defined by ASC 820) are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in ASC 820. In certain instances, EOG utilizes accepted offers from third-party purchasers as the basis for determining fair value.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

EOG utilized average prices per acre from comparable market transactions and estimated discounted cash flows as the basis for determining the fair value of unproved and proved properties, respectively, received in non-cash property exchanges. See Note 7.

In 2025, EOG accounted for its acquisition of Encino as a business combination under FASB Topic ASC 805 using the acquisition method with EOG as the acquirer. Under the acquisition method, the consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. See Note 12 for further discussion.

Fair Value Disclosures. EOG's financial instruments, other than financial commodity and other derivative contracts, consist of cash and cash equivalents, accounts receivable, accounts payable and current and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

At both June 30, 2026 and December 31, 2025, EOG had an aggregate principal amount of $7,890 million senior notes outstanding, with estimated fair values of $7,745 million and $7,849 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

11.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30,
	2026	2025
Carrying Amount at January 1	$1,570	$1,460
Liabilities Incurred	26	21
Liabilities Settled (1)	(40)	(33)
Accretion	33	30
Revisions (2)	19	5
Foreign Currency Translations	(1)	1
Carrying Amount at June 30	$1,607	$1,484

Current Portion	$45	$74
Noncurrent Portion	$1,562	$1,410

(1)Includes settlements related to asset sales and property exchanges.
(2)Revisions for the six-month period ended June 30, 2026, included $15 million related to revisions to the Encino purchase price allocation (see Note 12).

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.  Acquisitions and Divestitures

Encino Acquisition. On August 1, 2025, EOG acquired all of the outstanding equity interest in Encino, an independent oil and gas exploration and production company with operations in the Utica play, for cash consideration of $4,471 million and the assumption of Encino's senior notes in an aggregate principal amount of $1,200 million. The cash consideration included $392 million to repay Encino's revolving credit facility. In connection with the completion of the acquisition, EOG repaid and redeemed Encino's senior notes in full, utilizing aggregate cash of approximately $1,292 million (inclusive of applicable redemption premiums and accrued and unpaid interest). In connection with the acquisition, EOG issued $3,500 million aggregate principal amount of senior notes.

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

The fair value measurements of Oil and Gas Properties and Asset Retirement Obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs as defined by ASC 820. The fair values of Proved Oil and Gas Properties and the majority of Unproved Oil and Gas Properties were measured using the Income Approach described in ASC 820. Significant inputs to the valuation of Proved and Unproved Oil and Gas Properties included EOG's estimate of future crude oil and condensate, NGLs and natural gas prices, anticipated production from reserves, a weighted average cost of capital rate, and risk adjustment factors for proved undeveloped, probable and possible reserves. The valuation of a portion of the Unproved Oil and Gas Properties were valued using the Market Approach described in ASC 820 using prices per acre of comparable transactions as inputs. These inputs required significant judgments, assumptions and estimates by management at the time of the valuation, are the most sensitive and may be subject to change. The senior notes assumed were measured using observable market prices. The fair values of working capital items were determined to be equivalent to the carrying value as they are short-term in nature.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)
The following table summarizes the preliminary allocation of the consideration to the fair values of the assets acquired and liabilities assumed (in millions):

Total Consideration	$4,471

Fair Value of Assets Acquired:
Cash and Cash Equivalents	$20
Accounts Receivable, Net	323
Inventories	8
Assets from Price Risk Management Activities (1)	26
Other Current Assets	23
Oil and Gas Properties (Successful Efforts Method)	6,732
Other Property, Plant and Equipment	52
Other Assets	68
Amount Attributable to Assets Acquired	$7,252

Fair Value of Liabilities Assumed:
Accounts Payable	$621
Accrued Taxes Payable	22
Liabilities from Price Risk Management Activities (2)	15
Current Portion of Operating Lease Liabilities	23
Other Current Liabilities	46
Senior Notes	1,266
Asset Retirement Obligations	67
Other Liabilities	72
Deferred Income Taxes	649
Amount Attributable to Liabilities Assumed	$2,781

Net Assets Acquired and Liabilities Assumed	$4,471

(1)Within Other Current Assets on the Condensed Consolidated Balance Sheets.
(2)Within Other Current Liabilities on the Condensed Consolidated Balance Sheets.

The following table details unaudited supplemental pro forma financial information for Encino as if EOG had completed the acquisition on January 1, 2025 (in millions):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Operating Revenues and Other	$6,073	$12,332
Net Income	1,684	3,095

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

Commodity Prices. Prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas have historically been volatile. This volatility is expected to continue due to the many uncertainties associated with the world political and economic environment (e.g., the ongoing conflict in the Middle East and the related disruption of maritime transportation routes for these commodities), the global supply of, and demand for, crude oil and condensate, NGLs and natural gas, the availability of other energy supplies and other factors, including tariffs, trade policies and agreements and trade barriers or other restrictions imposed by the U.S. government or other governments and the related impact of such measures on commodity and financial markets. Compared to its expectations at the beginning of 2026, EOG realized higher crude oil and condensate prices in the first half of 2026 and anticipates realizing higher crude oil and condensate prices for the full-year 2026, in each case as a result of the ongoing conflict in the Middle East.

The market prices of crude oil and condensate, NGLs and natural gas impact the amount of cash generated from EOG's operating activities, which, in turn, impact EOG's financial position and results of operations.

For the first six months of 2026, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $82.57 per barrel and $3.92 per million British thermal units (MMBtu), respectively, representing increases of 22% and 10%, respectively, from the average NYMEX prices for the same period in 2025. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Including the impact of EOG's NGL financial derivative contracts and based on EOG's tax position, EOG's price sensitivity as of June 30, 2026, for each $1.00 per barrel increase or decrease in crude oil and condensate price, combined with the estimated change in NGL price, is approximately $172 million for net income and $221 million for pretax cash flows from operating activities, in each case for the full-year 2026.

Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for which prices have not (as of June 30, 2026) been determined under long-term marketing contracts, EOG's price sensitivity as of June 30, 2026, for each $0.10 per thousand cubic feet increase or decrease in natural gas price, is approximately $60 million for net income and $77 million for pretax cash flows from operating activities, in each case for the full-year 2026.

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

During the first six months of 2026, EOG continued to focus on initiatives to increase its drilling, completion and operating efficiencies and improve well performance. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 66% and 70% of EOG's United States production during the first six months of 2026 and 2025, respectively. During the first six months of 2026, EOG's drilling and completion activities occurred primarily in the Delaware Basin, the Utica and the Eagle Ford play. EOG's major producing areas in the United States are in New Mexico, Texas and Ohio.

Trinidad. In Trinidad, EOG continues to produce natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited under existing supply contracts. Crude oil and condensate are sold to both Heritage Petroleum Company Limited and BP Trinidad and Tobago LLC.

During the first six months of 2026, EOG completed its drilling program in the Mento Field located in the Ska, Mento and Reggae Area and continued construction of the Coconut offshore platform.

Other International. As discussed in EOG's Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 24, 2026 (EOG's 2025 Annual Report), EOG entered into exploration programs in both the Kingdom of Bahrain (Bahrain) and the United Arab Emirates (UAE). In June 2026, EOG commenced crude oil production in the UAE. EOG expects to advance both programs during the remainder of 2026.

EOG continues to evaluate other select crude oil and natural gas opportunities outside the United States, primarily by pursuing exploration opportunities in countries where crude oil and natural gas reserves have been identified.

2026 Capital and Operating Plan. Total 2026 capital expenditures are estimated to range from approximately $6.3 billion to $6.7 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its plays where it generates the highest rates of return - specifically, in the Delaware Basin, the Utica and the Eagle Ford play. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to focus on improving operating efficiencies; see the above related discussion. Relative to 2025, full-year oil production for 2026 is expected to increase by approximately 5% and full-year total crude oil and condensate, NGLs and natural gas production for 2026 is expected to increase by approximately 14%. In addition, EOG plans to continue to spend a portion of its anticipated 2026 capital expenditures on leasing acreage and evaluating new prospects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet. EOG's debt-to-total capitalization ratio was 20% at June 30, 2026 and 21% at December 31, 2025. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

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

Dividend Declarations. On February 24, 2026, the Board of Directors (Board) declared a quarterly cash dividend on the common stock of $1.02 per share paid on April 30, 2026, to stockholders of record as of April 16, 2026.

On May 5, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on July 31, 2026, to stockholders of record as of July 17, 2026.

On August 4, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share to be paid on October 30, 2026, to stockholders of record as of October 16, 2026.

Share Repurchases. In November 2021, the Board established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion. Effective May 20, 2026, the Board again increased such share repurchase authorization, from $10 billion to $20 billion (Share Repurchase Authorization). For additional information regarding the Share Repurchase Authorization, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q.

Results of Operations

The following review of operations for the three months and six months ended June 30, 2026 and 2025 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Operating Revenues and Other. During the second quarter of 2026, total operating revenues increased $3,142 million, or 57%, to $8,620 million from $5,478 million for the same period of 2025. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the second quarter of 2026 increased $2,375 million, or 58%, to $6,483 million from $4,108 million for the same period of 2025. EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $40 million for the second quarter of 2026 compared to net gains of $107 million for the same period of 2025. Gathering, processing and marketing revenues for the second quarter of 2026 increased $764 million, or 61%, to $2,011 million from $1,247 million for the same period of 2025.

Volume and price statistics for the three-month periods ended June 30, 2026 and 2025 were as follows (see Note 8 for segment financial information):

	Three Months Ended June 30,
	2026	2025
Crude Oil and Condensate Volumes (MBbld) (1)
United States	546.2	503.1
Trinidad	2.1	1.1
Other International (2)	0.5	—
Total	548.8	504.2
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$98.18	$64.84
Trinidad	88.87	54.50
Other International	103.40	—
Composite	98.15	64.82
Natural Gas Liquids Volumes (MBbld) (1)
United States	346.8	258.4
Total	346.8	258.4
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$24.41	$22.70
Natural Gas Volumes (MMcfd) (1)
United States	2,784	1,977
Trinidad	293	252
Other International (2)	12	—
Total	3,089	2,229
Average Natural Gas Prices ($/Mcf) (3)
United States	$2.77	$2.87
Trinidad	3.99	3.65
Other International (2)	3.27	—
Composite	2.89	2.96
Crude Oil Equivalent Volumes (MBoed) (4)
United States	1,357.1	1,090.9
Trinidad	50.9	43.2
Other International	2.4	—
Total	1,410.4	1,134.1

Total MMBoe (4)	128.3	103.2

(1)Thousand barrels per day or million cubic feet per day, as applicable.
(2)Crude oil and condensate volumes are from UAE and Bahrain operations. Natural gas volumes are from Bahrain operations; natural gas realized price represents contract price less partner's processing and distribution costs.
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

Crude oil and condensate revenues for the second quarter of 2026 increased $1,927 million, or 65%, to $4,901 million from $2,974 million for the same period of 2025, due to a higher composite average price ($1,667 million) and an increase of 44.6 MBbld, or 9%, in crude oil and condensate deliveries ($260 million). Increased production was primarily from the Utica. EOG's composite crude oil and condensate price for the second quarter of 2026 increased 51% to $98.15 per barrel compared to $64.82 per barrel for the same period of 2025.

NGL revenues for the second quarter of 2026 increased $236 million, or 44%, to $770 million from $534 million for the same period of 2025 due to an increase of 88.4 MBbld, or 34%, in NGL deliveries ($182 million) and a higher composite average price ($54 million). Increased production was primarily from the Utica and Permian Basin. EOG's composite NGL price for the second quarter of 2026 increased 8% to $24.41 per barrel compared to $22.70 per barrel for the same period of 2025.

Natural gas revenues for the second quarter of 2026 increased $212 million, or 35%, to $812 million from $600 million for the same period of 2025, due to an increase of 860 MMcfd, or 39%, in natural gas deliveries ($232 million), partially offset by a lower composite average price ($20 million). Increased deliveries were primarily from the Utica and Permian Basin. EOG's composite natural gas price for the second quarter of 2026 decreased 2% to $2.89 per Mcf compared to $2.96 per Mcf for the same period of 2025.

During the second quarter of 2026, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $40 million compared to net gains of $107 million for the same period of 2025. The net gains of $40 million included gains of $11 million related to the Brent crude oil (Brent) linked gas sales contract. During the second quarter of 2026, net cash received from settlements of financial commodity derivative contracts was $45 million compared to net cash paid for settlements of financial commodity derivative contracts of $24 million for the same period of 2025.

Gathering, processing and marketing revenues are revenues generated from sales of third-party crude oil and condensate, NGLs and natural gas, as well as fees associated with gathering third-party natural gas and revenues from sales of EOG-owned sand. Purchases and sales of third-party crude oil and condensate and natural gas may be utilized in order to balance firm capacity at third-party facilities with production in certain areas and to utilize excess capacity at EOG-owned facilities. Marketing costs represent the costs to purchase third-party crude oil and condensate, natural gas and sand and the associated transportation costs, as well as costs associated with EOG-owned sand sold to third parties.

Gathering, processing and marketing revenues less marketing costs for the second quarter of 2026 increased $30 million as compared to the same period of 2025 primarily due to higher margins on crude oil and condensate marketing activities.

Operating and Other Expenses.  For the second quarter of 2026, operating expenses of $5,092 million were $1,361 million higher than the $3,731 million incurred during the second quarter of 2025.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Lease and Well	$3.64	$3.84
Gathering, Processing and Transportation Costs (GP&T)	5.27	4.41
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.27	9.58
Other Property, Plant and Equipment	0.54	0.62
General and Administrative (G&A)	1.66	1.80
Interest Expense, Net	0.52	0.49
Total (1)	$20.90	$20.74

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A and interest expense, net for the three months ended June 30, 2026, compared to the same period of 2025, are set forth below. See "Operating Revenues and Other" above for a discussion of volumes.

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

Lease and well expenses of $467 million for the second quarter of 2026 increased $71 million from $396 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($50 million) and increased lease and well administrative expenses in the United States ($18 million).

GP&T costs represent costs to process and deliver hydrocarbon products from the lease to a downstream point of sale. GP&T costs include operating and maintenance expenses from EOG-owned assets, fees paid to third-party operators and administrative expenses associated with operating EOG's GP&T assets. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

GP&T costs of $676 million for the second quarter of 2026 increased $221 million from $455 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Utica ($219 million) and Permian Basin ($9 million), partially offset by decreased costs in the Eagle Ford ($7 million).

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

DD&A expenses for the second quarter of 2026 increased $206 million to $1,259 million from $1,053 million for the same prior year period. DD&A expenses associated with oil and gas properties for the second quarter of 2026 were $201 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($229 million) and Trinidad ($6 million), and increased unit rates in Trinidad ($9 million), partially offset by decreased unit rates in the United States ($47 million). DD&A expenses associated with other property, plant and equipment for the second quarter of 2026 were $5 million higher than the same prior year period primarily related to GP&T assets and equipment.

G&A expenses of $213 million for the second quarter of 2026 increased $27 million from $186 million for the same prior year period primarily due to increased employee-related costs ($23 million) and legal expenses ($12 million), partially offset by decreased professional services costs primarily related to the Encino acquisition ($11 million).

Interest expense, net of $67 million for the second quarter of 2026 increased $16 million compared to the same prior year period primarily due to the issuance in July 2025 of the $1,250 million aggregate principal amount of 5.350% Senior Notes due 2036 ($17 million), $1,250 million aggregate principal amount of 5.000% Senior Notes due 2032 ($16 million), $500 million aggregate principal amount of 5.950% Senior Notes due 2055 ($7 million) and $500 million aggregate principal amount of 4.400% Senior Notes due 2028 ($6 million), and the issuance in November 2025 of the $750 million aggregate principal amount of 4.400% Senior Notes due 2031 ($9 million) and $250 million aggregate principal amount of 5.950% Senior Notes due 2055 ($4 million), partially offset by increased capitalized interest ($27 million), the repayment in December 2025 of the $750 million aggregate principal amount of 4.15% Senior Notes due 2026 ($8 million), and the absence of financing commitment costs related to the Encino acquisition ($6.5 million).

Exploration costs of $47 million for the second quarter of 2026 decreased $27 million from $74 million for the same prior year period primarily due to decreased geological and geophysical expenditures in Other International ($22 million) and the United States ($7 million), partially offset by increased administrative expenses ($6 million).

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

The following table sets forth impairments for the second quarter of 2026 and 2025 (in millions):

	Three Months Ended June 30,
	2026	2025
Proved properties	$—	$12
Unproved properties	19	12
Other assets	—	14
Firm commitment contracts	—	1
Total	$19	$39

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the second quarter of 2026 increased $130 million to $431 million (6.6% of revenues from sales of crude oil and condensate, NGLs and natural gas) from $301 million (7.3% of revenues from sales of crude oil and condensate, NGLs and natural gas) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($111 million) and increased ad valorem/property taxes ($10 million), all in the United States.

Other income, net of $38 million for the second quarter of 2026 decreased $17 million from $55 million for the same prior year period. The decrease was primarily due to decreased interest income.

Income taxes of $775 million for the second quarter of 2026 increased from income taxes of $406 million for the second quarter of 2025 primarily due to increased pretax income. The net effective tax rate for the second quarter of 2026 decreased to 22% from 23% for the second quarter of 2025.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Operating Revenues and Other. During the first six months of 2026, total operating revenues increased $4,394 million, or 39%, to $15,541 million from $11,147 million for the same period of 2025. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the first six months of 2026 increased $3,135 million, or 36%, to $11,745 million from $8,610 million for the same period of 2025. During the first six months of 2026, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $153 million compared to net losses of $84 million for the same period of 2025. Gathering, processing and marketing revenues for the first six months of 2026 increased $920 million, or 36%, to $3,507 million from $2,587 million for the same period of 2025. EOG recognized net gains on asset dispositions of $89 million for the first six months of 2026 compared to net losses on asset dispositions of $1 million for the same period of 2025.

Volume and price statistics for the six-month periods ended June 30, 2026 and 2025 were as follows (see Note 8 for segment financial information):

	Six Months Ended June 30,
	2026	2025
Crude Oil and Condensate Volumes (MBbld)
United States	546.3	502.0
Trinidad	2.0	1.1
Other International (1)	0.3	—
Total	548.6	503.1
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$85.40	$68.84
Trinidad	79.20	57.84
Other International	101.81	—
Composite	85.38	68.81
Natural Gas Liquids Volumes (MBbld)
United States	339.5	250.1
Total	339.5	250.1
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$23.34	$24.42
Natural Gas Volumes (MMcfd)
United States	2,777	1,906
Trinidad	266	249
Other International (1)	12	—
Total	3,055	2,155
Average Natural Gas Prices ($/Mcf) (2)
United States	$3.25	$3.10
Trinidad	3.95	3.71
Other International (1)	3.27	—
Composite	3.32	3.17
Crude Oil Equivalent Volumes (MBoed)
United States	1,348.6	1,069.7
Trinidad	46.4	42.7
Other International	2.2	—
Total	1,397.2	1,112.4

Total MMBoe	252.9	201.3

(1)Crude oil and condensate volumes are from UAE and Bahrain operations. Natural gas volumes are from Bahrain operations; natural gas realized price represents contract price less partner's processing and distribution costs.
(2)Excludes the impact of financial commodity and other derivative instruments (see Note 9 to the Condensed Consolidated Financial Statements).

Crude oil and condensate revenues for the first six months of 2026 increased $2,211 million, or 35%, to $8,478 million from $6,267 million for the same period of 2025 due to a higher composite average price ($1,646 million) and an increase of 45.5 MBbld, or 9%, in crude oil and condensate production ($565 million). Increased production was primarily in the Utica. EOG's composite crude oil and condensate price for the first six months of 2026 increased 24% to $85.38 per barrel compared to $68.81 per barrel for the same period of 2025.

NGL revenues for the first six months of 2026 increased $328 million, or 30%, to $1,434 million from $1,106 million for the same period of 2025 due to an increase of 89.4 MBbld, or 36%, in NGL deliveries ($394 million), partially offset by a lower composite average price ($66 million). Increased production was primarily from the Utica and Permian Basin. EOG's composite NGL price for the first six months of 2026 decreased 4% to $23.34 per barrel compared to $24.42 per barrel for the same period of 2025.

Natural gas revenues for the first six months of 2026 increased $596 million, or 48%, to $1,833 million from $1,237 million for the same period of 2025. The increase was due to an increase in natural gas deliveries ($514 million) and a higher composite average price ($82 million). Natural gas deliveries for the first six months of 2026 increased 900 MMcfd, or 42%, compared to the same period of 2025. Increased deliveries were primarily from the Utica and Permian Basin. EOG's composite natural gas price for the first six months of 2026 increased 5% to $3.32 per Mcf compared to $3.17 per Mcf for the same period of 2025.

During the first six months of 2026, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $153 million compared to net losses of $84 million for the same period of 2025. The net gains of $153 million included gains of $130 million related to the Brent linked gas sales contract. During the first six months of 2026, net cash payments for settlements of financial commodity derivative contracts was $8 million. Net cash payments for settlements of financial commodity derivative contracts was $62 million for the same period of 2025.

Gathering, processing and marketing revenues less marketing costs for the first six months of 2026 increased $127 million as compared to the same period of 2025 primarily due to higher margins on crude oil and condensate marketing activities.

Operating and Other Expenses. For the first six months of 2026, operating expenses of $9,415 million were $1,874 million higher than the $7,541 million incurred during the same period of 2025. The following table presents the costs per Boe for the six-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Lease and Well	$3.67	$3.96
GP&T	5.26	4.45
DD&A -
Oil and Gas Properties	9.15	9.65
Other Property, Plant and Equipment	0.55	0.61
G&A	1.57	1.77
Interest Expense, Net	0.53	0.49
Total (1)	$20.73	$20.93

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A, G&A, and interest expense, net for the six months ended June 30, 2026, compared to the same period of 2025 are set forth below. See "Operating Revenues and Other" above for a discussion of volumes.

Lease and well expenses of $929 million for the first six months of 2026 increased $132 million from $797 million for the same prior year period primarily due to increased operating and maintenance costs in the United States ($93 million) and increased lease and well administrative expenses ($38 million).

GP&T costs of $1,330 million for the first six months of 2026 increased $435 million from $895 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Utica ($440 million) and Permian Basin ($20 million), partially offset by a decrease in costs in the Eagle Ford ($22 million).

DD&A expenses for the first six months of 2026 increased $386 million to $2,452 million from $2,066 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first six months of 2026 were $373 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($478 million) and Trinidad ($7 million), partially offset by decreased unit rates in the United States ($115 million). DD&A expenses associated with other property, plant and equipment for the first six months of 2026 were $13 million higher than the same prior year period primarily due to an increase in expenses related to GP&T assets and equipment.

G&A expenses of $398 million for the first six months of 2026 increased $41 million from $357 million for the same prior year period primarily due to increased employee-related costs ($34 million), legal expenses ($13 million) and information systems ($7 million), partially offset by a decrease in professional services costs primarily related to the Encino acquisition ($15 million).

Interest expense, net of $133 million for the first six months of 2026 increased $35 million compared to the same prior year period primarily due to the issuance in July 2025 of the $1,250 million aggregate principal amount of 5.350% Senior Notes due 2036 ($34 million), $1,250 million aggregate principal amount of 5.000% Senior Notes due 2032 ($32 million), $500 million aggregate principal amount of 5.950% Senior Notes due 2055 ($15 million) and $500 million aggregate principal amount of 4.400% Senior Notes due 2028 ($12 million), and the issuance in November 2025 of the $750 million aggregate principal amount of 4.400% Senior Notes due 2031 ($17 million) and $250 million aggregate principal amount of 5.950% Senior Notes due 2055 ($7 million), partially offset by increased capitalized interest ($52 million), the repayment in December 2025 of the $750 million aggregate principal amount of 4.15% Senior Notes due 2026 ($16 million), the absence of financing commitment costs related to the Encino acquisition ($6.5 million), and the maturity in April 2025 of the $500 million aggregate principal amount of 3.15% Senior Notes due 2025 ($4 million).

Exploration costs of $92 million for the first six months of 2026 decreased $23 million from $115 million for the same prior year period primarily due to decreased geological and geophysical expenditures in Other International ($18 million) and the United States ($11 million), partially offset by increased administrative expenses ($8 million).

The following table sets forth impairments for the six-month periods ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30,
	2026	2025
Proved properties	$—	$44
Unproved properties	38	24
Other assets	—	14
Inventories	20	—
Firm commitment contracts	—	1
Total	$58	$83

Taxes other than income for the first six months of 2026 increased $127 million to $769 million (6.5% of revenues from sales of crude oil and condensate, NGLs and natural gas) from $642 million (7.5% of revenues from sales of crude oil and condensate, NGLs and natural gas) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes ($102 million) and increased ad valorem/property taxes ($12 million), all in the United States.

Other income, net of $61 million for the first six months of 2026 decreased $59 million from $120 million for the same prior year period. The decrease was primarily due to decreased interest income.

Income taxes of $1,350 million for the first six months of 2026 increased from income taxes of $820 million for the first six months of 2025 primarily due to increased pretax income. The net effective tax rate for the first six months of 2026 decreased to 22% from 23% for the first six months of 2025.

Capital Resources and Liquidity

Liquidity Overview. At June 30, 2026, EOG maintained a strong financial and liquidity position, including $4.9 billion of cash and cash equivalents on hand and $3.0 billion of availability under its senior unsecured revolving credit facility (which remained undrawn).

The primary source of cash for EOG during the six months ended June 30, 2026, was funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; and share repurchases and other purchases of treasury stock. During the first six months of 2026, EOG's cash balance increased $1,511 million to $4,907 million from $3,396 million at December 31, 2025.

See Notes 2 and 10 to the Condensed Consolidated Financial Statements for further discussion on our debt obligations, including the fair value of our senior notes.

Cash Flow. Net cash provided by operating activities of $7,635 million for the first six months of 2026 increased $3,314 million compared to the same period of 2025 primarily due to an increase in revenues from sales of crude oil and condensate, NGLs and natural gas ($3,135 million), a decrease in net cash paid related to income taxes ($827 million), an increase in gathering, processing and marketing revenues less marketing costs ($127 million) and a decrease in net cash used in working capital and other assets and liabilities ($114 million), partially offset by an increase in cash operating expenses ($697 million).

Net cash used in investing activities of $3,326 million for the first six months of 2026 increased $115 million compared to the same period of 2025 primarily due to an increase in additions to other property, plant and equipment ($101 million), an increase in cash used in working capital associated with investing activities ($100 million) and an increase in additions to oil and gas properties ($49 million), partially offset by an increase in proceeds from sales of assets ($135 million).

Net cash used in financing activities of $2,798 million for the first six months of 2026 included share repurchases and other purchases of treasury stock ($1,717 million) and dividend payments to stockholders ($1,084 million). Net cash used in financing activities of $2,987 million for the first six months of 2025 included share repurchases and other purchases of treasury stock ($1,408 million), dividend payments to stockholders ($1,066 million) and repayments of long-term debt ($500 million).

Total Expenditures. For the full-year 2026, EOG's updated budget for exploration and development and other property, plant and equipment expenditures is estimated to range from approximately $6.3 billion to $6.7 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. The table below sets out the components of total expenditures for the six-month periods ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30,
	2026	2025
Expenditure Category
Capital
Exploration and Development Drilling	$2,461	$2,366
Facilities	251	305
Leasehold Acquisitions (1)	191	83
Property Acquisitions (2)	218	269
Capitalized Interest	75	23
Subtotal	3,196	3,046
Exploration Costs	92	115
Dry Hole Costs	53	45
Exploration and Development Expenditures	3,341	3,206
Asset Retirement Costs (3)	49	27
Total Exploration And Development Expenditures	3,390	3,233
Other Property, Plant and Equipment	297	196
Total Expenditures	$3,687	$3,429

(1)Leasehold acquisitions included $105 million and $11 million for the six-month periods ended June 30, 2026 and 2025, respectively, related to non-cash property exchanges.
(2)Property acquisitions for the six-month period ended June 30, 2026, included $13 million related to revisions to the Encino purchase price allocation and $2 million related to non-cash property exchange.
(3)Asset retirement costs for the six-month period ended June 30, 2026, included $15 million related to revisions to the Encino purchase price allocation.

Exploration and development expenditures of $3,341 million for the first six months of 2026 were $135 million higher than the same period of 2025 primarily due to increased exploration drilling expenditures ($120 million), increased leasehold acquisitions ($108 million), increased capitalized interest ($52 million) and increased dry hole costs ($8 million), partially offset by decreased facility expenditures ($54 million), decreased property acquisitions ($51 million), decreased development drilling expenditures ($25 million) and decreased exploration costs ($23 million). Exploration and development expenditures for the first six months of 2026 of $3,341 million consisted of $2,601 million in development drilling and facilities, $447 million in exploration, $218 million in property acquisitions and $75 million in capitalized interest. Exploration and development expenditures for the first six months of 2025 of $3,206 million consisted of $2,680 million in development drilling and facilities, $269 million in property acquisitions, $234 million in exploration and $23 million in capitalized interest.

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

Financial Commodity and Other Derivative Transactions. As more fully discussed in Note 12 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, EOG engages in price risk management activities from time to time. These activities are intended to manage EOG's exposure to fluctuations in commodity prices for crude oil and condensate, NGLs and natural gas. EOG utilizes financial commodity derivative instruments, primarily price swap, option, swaption, collar and basis swap contracts, as a means to manage this price risk. EOG has not designated any of its financial commodity and other derivative contracts as accounting hedges and, accordingly, accounts for financial commodity and other derivative contracts using the mark-to-market accounting method, including the Brent linked gas sales contract. Under this accounting method, changes in the fair value of outstanding financial and other derivative instruments are recognized as gains or losses in the period of change and are recorded as Gains (Losses) on Mark-to-Market Financial Commodity and Other Derivative Contracts on the Condensed Consolidated Statements of Income and Comprehensive Income. The related cash flow impact is reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows.

The total fair value of EOG's financial commodity and other derivative contracts was reflected on the Condensed Consolidated Balance Sheet at June 30, 2026, as a net asset of $210 million.

As discussed in "Operating Revenues and Other" above, the net cash received from settlements of financial commodity derivative contracts during the second quarter of 2026 was $45 million and the net cash paid for settlements of financial commodity derivative contracts during the first six months of 2026 was $8 million.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2026 to July 24, 2026 (closed) and outstanding as of July 24, 2026. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu). NGL volumes are presented in MBbld and prices are presented in $/Bbl.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - June 2026 (closed)	NYMEX Henry Hub	460	$3.78
July 2026 (closed)	NYMEX Henry Hub	450	3.79
August - December 2026	NYMEX Henry Hub	450	3.79

Natural Gas Collar Contracts
		Contracts Sold
			Weighted Average Price ($/MMBtu)
Period	Settlement Index	Volume (MMBtud in thousands)	Ceiling Price	Floor Price

January - June 2026 (closed)	NYMEX Henry Hub	80	$4.28	$3.72
July 2026 (closed)	NYMEX Henry Hub	70	4.23	3.71
August - December 2026	NYMEX Henry Hub	70	4.23	3.71
January - December 2027	NYMEX Henry Hub	120	4.41	3.42

Ethane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - June 2026 (closed)	Mont Belvieu Ethane (non-Tet)	11	$10.94
July - December 2026	Mont Belvieu Ethane (non-Tet)	11	10.94

Propane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - June 2026 (closed)	Mont Belvieu Propane (Tet)	1	$30.24
July - December 2026	Mont Belvieu Propane (Tet)	1	30.24

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at July 24, 2026. The amount of posted collateral will increase or decrease based on fluctuations in forward NYMEX Henry Hub prices.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 5 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter ended June 30, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Plans or Programs (3)

April 1, 2026 - April 30, 2026	2,565,622	$135.06	2,554,920	$2,600,221,923
May 1, 2026 - May 31, 2026	3,104,535	135.49	3,089,139	12,181,699,018
June 1, 2026 - June 30, 2026	3,939,901	134.91	3,932,450	11,651,176,113
Total	9,610,058	135.14	9,576,509

(1)Includes 9,576,509 shares repurchased during the quarter ended June 30, 2026, at an average price of $135.13 per share (inclusive of commissions and transaction fees), pursuant to the Share Repurchase Authorization (as defined and further discussed below); such repurchases count against the Share Repurchase Authorization. The share repurchases effected during the period April 1, 2026 through May 6, 2026 were made pursuant to a Rule 10b5-1 trading plan entered into by EOG on March 31, 2026. Also includes 33,549 total shares that were withheld by or returned to EOG during the quarter ended June 30, 2026, at an average price of $138.08 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options; such shares do not count against the Share Repurchase Authorization.
(2)In November 2021, EOG's Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion. Effective May 20, 2026, the Board again increased such share repurchase authorization, from $10 billion to $20 billion (Share Repurchase Authorization). As of June 30, 2026 (i) EOG had repurchased an aggregate 68,951,725 shares at a total cost of $8,348,823,887 (inclusive of commissions and transaction fees) under the Share Repurchase Authorization and (ii) an additional $11,651,176,113 of shares remained available for repurchases under the Share Repurchase Authorization.
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

ITEM 5. OTHER INFORMATION

Trading Plans/Arrangements. On June 25, 2026, Jeffrey R. Leitzell, EOG's Executive Vice President and Chief Operating Officer, terminated his written Rule 10b5-1 trading arrangement, dated June 26, 2025, in respect of EOG's common stock. The description of such trading arrangement set forth in Part II, Item 5 of EOG's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 is incorporated herein by reference.

On June 26, 2026, Mr. Leitzell adopted a new written Rule 10b5-1 trading arrangement in respect of EOG's common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934 (as amended). The arrangement, which was adopted in accordance with EOG's Insider Trading Policy and at a time when Mr. Leitzell was not in possession of material, non-public information regarding EOG, provides for the sale by Mr. Leitzell of:

(1)up to 17,739 shares currently held by Mr. Leitzell;

(2)100% of the net shares to be received by Mr. Leitzell upon the vesting of previous grants of an aggregate 8,787 shares of restricted stock; and

(3)25% of the net shares to be received by Mr. Leitzell upon the vesting of previous grants of an aggregate 13,182 restricted stock units with performance-based conditions (performance units);

in each case, during the specific time periods and subject to the limit price (i.e., trigger price) conditions set forth in the arrangement (and subject to EOG's withholding of shares in satisfaction of the tax withholding obligations arising upon each such vesting). Mr. Leitzell's Rule 10b5-1 trading arrangement will commence following the applicable cooling-off period and will terminate upon the earlier of (i) the completion of all sales specified in the trading arrangement and (ii) June 30, 2028.

During the quarter ended June 30, 2026, no other Section 16 officer of EOG, and no director of EOG, adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

* Exhibits filed herewith.

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Six Months Ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets - June 30, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Six Months Ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements.

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

EOG RESOURCES, INC.
(Registrant)

Date:	August 4, 2026	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)