Form 10-Q
period 2026-09-30
EOG RESOURCES INC
filed 2026-11-05
CIK 821189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.01 per share	518,484,224	(as of October 29, 2026)

EOG RESOURCES, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues and Other
Crude Oil and Condensate	$4,392	$3,243	$12,870	$9,510
Natural Gas Liquids	858	604	2,292	1,710
Natural Gas	1,085	707	2,918	1,944
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	105	116	258	32
Gathering, Processing and Marketing	1,846	1,178	5,353	3,765
Gains (Losses) on Asset Dispositions, Net	242	(18)	331	(19)
Other, Net	21	17	68	52
Total	8,549	5,847	24,090	16,994
Operating Expenses
Lease and Well	493	431	1,422	1,228
Gathering, Processing and Transportation Costs	693	587	2,023	1,482
Exploration Costs	54	71	146	186
Dry Hole Costs	29	—	82	45
Impairments	24	71	82	154
Marketing Costs	1,781	1,134	5,115	3,675
Depreciation, Depletion and Amortization	1,292	1,169	3,744	3,235
General and Administrative	196	239	594	596
Taxes Other Than Income	401	309	1,170	951
Total	4,963	4,011	14,378	11,552
Operating Income	3,586	1,836	9,712	5,442
Other Income, Net	45	59	106	179
Income Before Interest Expense and Income Taxes	3,631	1,895	9,818	5,621
Interest Expense, Net	67	71	200	169
Income Before Income Taxes	3,564	1,824	9,618	5,452
Income Tax Provision	783	353	2,133	1,173
Net Income	$2,781	$1,471	$7,485	$4,279
Net Income Per Share
Basic	$5.37	$2.72	$14.26	$7.85
Diluted	$5.33	$2.70	$14.18	$7.81
Average Number of Common Shares
Basic	518	541	525	545
Diluted	522	544	528	548
Comprehensive Income
Net Income	$2,781	$1,471	$7,485	$4,279
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	—	2	2	(1)
Other Comprehensive Income (Loss)	—	2	2	(1)
Comprehensive Income	$2,781	$1,473	$7,487	$4,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$5,747	$3,396
Accounts Receivable, Net	3,955	2,681
Inventories	938	1,014
Other	607	565
Total	11,247	7,656
Property, Plant and Equipment
Oil and Gas Properties (Successful Efforts Method)	88,943	89,857
Other Property, Plant and Equipment	6,757	6,832
Total Property, Plant and Equipment	95,700	96,689
Less: Accumulated Depreciation, Depletion and Amortization	(52,212)	(54,348)
Total Property, Plant and Equipment, Net	43,488	42,341
Deferred Income Taxes	31	39
Other Assets	1,702	1,763
Total Assets	$56,468	$51,799
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,364	$2,904
Accrued Taxes Payable	1,234	299
Dividends Payable	525	544
Current Portion of Long-Term Debt	28	27
Current Portion of Operating Lease Liabilities	340	472
Other	433	445
Total	5,924	4,691

Long-Term Debt	7,894	7,909
Other Liabilities	2,441	2,512
Deferred Income Taxes	7,108	6,854
Commitments and Contingencies (Note 5)

Stockholders' Equity
Common Stock, $0.01 Par, 1,280,000,000 Shares Authorized and 589,044,385 Shares Issued at both September 30, 2026 and December 31, 2025	206	206
Additional Paid-In Capital	5,899	6,027
Accumulated Other Comprehensive Loss	(5)	(7)
Retained Earnings	35,642	29,765
Common Stock Held in Treasury, 69,108,372 Shares at September 30, 2026 and 51,374,169 Shares at December 31, 2025	(8,641)	(6,158)
Total Stockholders' Equity	33,101	29,833
Total Liabilities and Stockholders' Equity	$56,468	$51,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at June 30, 2026	$206	$6,072	$(5)	$33,390	$(7,799)	$31,864
Net Income	—	—	—	2,781	—	2,781
Common Stock Dividends Declared, $1.02 Per Share	—	—	—	(529)	—	(529)
Treasury Stock Repurchased	—	—	—	—	(1,016)	(1,016)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(6)	—	—	(48)	(54)
Restricted Stock and Restricted Stock Units, Net	—	(222)	—	—	222	—
Stock-Based Compensation Expenses	—	55	—	—	—	55
Balance at September 30, 2026	$206	$5,899	$(5)	$35,642	$(8,641)	$33,101

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at June 30, 2025	$206	$6,153	$(7)	$28,131	$(5,245)	$29,238
Net Income	—	—	—	1,471	—	1,471
Common Stock Dividends Declared, $0.00 Per Share	—	—	—	1	—	1
Other Comprehensive Income	—	—	2	—	—	2
Treasury Stock Repurchased	—	—	—	—	(442)	(442)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(2)	—	—	(36)	(38)
Restricted Stock and Restricted Stock Units, Net	—	(226)	—	—	226	—
Stock-Based Compensation Expenses	—	53	—	—	—	53
Balance at September 30, 2025	$206	$5,978	$(5)	$29,603	$(5,497)	$30,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Millions, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at December 31, 2025	$206	$6,027	$(7)	$29,765	$(6,158)	$29,833
Net Income	—	—	—	7,485	—	7,485
Common Stock Dividends Declared, $3.06 Per Share	—	—	—	(1,608)	—	(1,608)
Other Comprehensive Income	—	—	2	—	—	2
Treasury Stock Repurchased	—	—	—	—	(2,728)	(2,728)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(44)	—	—	(12)	(56)
Restricted Stock and Restricted Stock Units, Net	—	(257)	—	—	257	—
Stock-Based Compensation Expenses	—	173	—	—	—	173
Balance at September 30, 2026	$206	$5,899	$(5)	$35,642	$(8,641)	$33,101

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total Stockholders’ Equity
Balance at December 31, 2024	$206	$6,090	$(4)	$26,941	$(3,882)	$29,351
Net Income	—	—	—	4,279	—	4,279
Common Stock Dividends Declared, $2.97 Per Share	—	—	—	(1,617)	—	(1,617)
Other Comprehensive Loss	—	—	(1)	—	—	(1)
Treasury Stock Repurchased	—	—	—	—	(1,845)	(1,845)
Change in Treasury Stock - Stock Compensation Plans, Net	—	(6)	—	—	(32)	(38)
Restricted Stock and Restricted Stock Units, Net	—	(262)	—	—	262	—
Stock-Based Compensation Expenses	—	156	—	—	—	156
Balance at September 30, 2025	$206	$5,978	$(5)	$29,603	$(5,497)	$30,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

EOG RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net Income	$7,485	$4,279
Items Not Requiring (Providing) Cash
Depreciation, Depletion and Amortization	3,744	3,235
Impairments	82	154
Stock-Based Compensation Expenses	173	156
Deferred Income Taxes	258	427
(Gains) Losses on Asset Dispositions, Net	(331)	19
Other, Net	23	24
Dry Hole Costs	82	45
Mark-to-Market Financial Commodity and Other Derivative Contracts
Gains, Net	(258)	(32)
Net Cash Received from (Payments for) Settlements of Financial Commodity Derivative Contracts	32	(35)
Other, Net	(2)	—
Changes in Components of Working Capital and Other Assets and Liabilities
Accounts Receivable	(1,261)	303
Inventories	20	35
Accounts Payable	411	(231)
Accrued Taxes Payable	934	(632)
Other Assets	39	(114)
Other Liabilities	(39)	7
Changes in Components of Working Capital Associated with Investing Activities	56	(208)
Net Cash Provided by Operating Activities	11,448	7,432
Investing Cash Flows
Acquisition of Encino Acquisition Partners, LLC, Net of Cash Acquired	—	(4,464)
Additions to Oil and Gas Properties	(4,605)	(4,572)
Additions to Other Property, Plant and Equipment	(418)	(367)
Proceeds from Sales of Assets	394	21
Changes in Components of Working Capital Associated with Investing Activities	(56)	208
Net Cash Used in Investing Activities	(4,685)	(9,174)
Financing Cash Flows
Long-Term Debt Borrowings	—	3,472
Long-Term Debt Repayments	—	(1,766)
Dividends Paid	(1,628)	(1,611)
Treasury Stock Purchased	(2,780)	(1,887)
Proceeds from Stock Options Exercised and Employee Stock Purchase Plan	16	11
Debt Issuance and Other Financing Costs	—	(14)
Repayment of Finance Lease Liabilities	(20)	(25)
Net Cash Used in Financing Activities	(4,412)	(1,820)
Increase (Decrease) in Cash and Cash Equivalents	2,351	(3,562)
Cash and Cash Equivalents at Beginning of Period	3,396	7,092
Cash and Cash Equivalents at End of Period	$5,747	$3,530

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2026, EOG was in compliance with this financial covenant. At September 30, 2026 and December 31, 2025, there were no borrowings or letters of credit outstanding under the Agreement. The SOFR and Base Rate (inclusive of the applicable margins), had there been any amounts borrowed under the Agreement at September 30, 2026, would have been 4.81% and 7.00%, respectively.

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

Under the Share Repurchase Authorization, EOG may repurchase shares from time to time, at management's discretion, in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The timing and amount of repurchases is at the discretion of EOG's management and depends on a variety of factors, including the trading price of EOG's common stock, corporate and regulatory requirements, other market and economic conditions, the availability of cash to effect repurchases and EOG's anticipated future capital expenditures and other commitments requiring cash. Repurchased shares are held as treasury shares and are available for general corporate purposes. The Share Repurchase Authorization has no time limit, does not require EOG to repurchase a specific number of shares and may be modified, suspended, or terminated by the Board at any time. During the nine months ended September 30, 2026, EOG repurchased 19.8 million shares of common stock for approximately $2,704 million (inclusive of transaction fees and commissions) pursuant to the Share Repurchase Authorization. As of September 30, 2026, approximately $10.6 billion remained available for repurchases under the Share Repurchase Authorization. Included in the Treasury Stock Repurchased amounts on the Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2026, is $24.5 million of estimated federal excise tax.

On February 24, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on April 30, 2026, to stockholders of record as of April 16, 2026.

On May 5, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on July 31, 2026, to stockholders of record as of July 17, 2026.

On August 4, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on October 30, 2026, to stockholders of record as of October 16, 2026.

On November 5, 2026, the Board increased the quarterly cash dividend on the common stock from the previous $1.02 per share to $1.10 per share, effective beginning with the dividend payable on January 29, 2027, to stockholders of record as of January 15, 2027.

4.    Employee Benefit Plans

As more fully discussed in Note 7 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, EOG maintains various stock-based compensation plans. Stock-based compensation expense is included on the Condensed Consolidated Statements of Income and Comprehensive Income based upon the job function of the employees receiving the grants as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease and Well	$19	$20	$60	$55
Gathering, Processing and Transportation Costs	2	1	5	4
Exploration Costs	5	7	19	21
General and Administrative	29	25	89	76
Total	$55	$53	$173	$156

At September 30, 2026, approximately 10 million common shares remained available for grant under the EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (2021 Plan). EOG's policy is to issue shares related to the 2021 Plan grants from treasury shares to the extent treasury shares are available or previously authorized unissued shares.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock Options and Stock-Settled Stock Appreciation Rights and Employee Stock Purchase Plan. The fair value of stock option grants and of stock-settled stock appreciation rights (SARs) grants was estimated using the Hull-White II binomial option pricing model. The fair value of Employee Stock Purchase Plan (ESPP) grants is estimated using the Black-Scholes-Merton model. Stock-based compensation expense related to stock option, SAR and ESPP grants totaled $1 million for both of the three-month periods ended September 30, 2026 and 2025, and $5 million and $4 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

EOG has not granted any stock options or SARs since February 2022.

Restricted Stock and Restricted Stock Units. Employees may be granted restricted (non-vested) stock and/or restricted stock units, which vest without cost to the employee in accordance with the applicable grant agreement. Awards granted prior to September 25, 2026 generally "cliff" vest three years from the date of grant. Beginning with the grants made effective September 25, 2026, the Compensation and Human Resources Committee of the Board (Committee) approved a revised vesting schedule for grants of restricted stock and restricted stock units. Under the revised vesting schedule, awards will generally vest in increments of 33%, 33% and 34% on the first, second and third anniversaries, respectively, of the date of grant. The revised vesting schedule will generally apply to all future grants as well, until revised, amended or otherwise determined by the Committee.

Stock-based compensation expense related to restricted stock and restricted stock units totaled $51 million and $50 million for the three months ended September 30, 2026 and 2025, respectively, and $159 million and $145 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table sets forth restricted stock and restricted stock unit transactions for the nine-month periods ended September 30, 2026 and 2025 (shares and units in thousands):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number of Shares and Units	Weighted Average Grant Date Fair Value	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	5,281	$122.73	4,699	$122.64
Granted	1,985	138.78	2,083	117.58
Released (1)	(1,416)	131.00	(1,355)	113.54
Forfeited	(109)	121.46	(131)	123.77
Outstanding at September 30 (2)	5,741	$126.26	5,296	$122.94

(1)The total intrinsic value of restricted stock and restricted stock units released during the nine months ended September 30, 2026 and 2025, was $214 million and $154 million, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the restricted stock and restricted stock units are released.
(2)The total intrinsic value of restricted stock and restricted stock units outstanding at September 30, 2026 and 2025, was $791 million and $594 million, respectively.

At September 30, 2026, unrecognized compensation expense related to restricted stock and restricted stock units totaled $487 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.0 years.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At the end of the Performance Period, a performance multiple based on EOG's relative TSR ranking will be determined, with a minimum performance multiple of 0% and a maximum performance multiple of 200%. A specified modifier ranging from -70% to +70% will then be applied to the performance multiple based on EOG's average ROCE over the Performance Period, provided that in no event shall the performance multiple, after applying the ROCE modifier, be less than 0% or exceed 200%. Furthermore, if EOG's TSR over the Performance Period is negative (i.e., less than 0%), the performance multiple will be capped at 100% for grants made during the period September 29, 2022 through September 24, 2026, regardless of EOG's relative TSR ranking or average ROCE over the Performance Period; beginning with the grants made effective September 25, 2026, if EOG's TSR over the Performance Period is negative and the performance multiple (as adjusted for the ROCE modifier) exceeds 100%, the portion of the performance multiple that exceeds 100% shall be reduced by 50% in determining the applicable performance multiple.

The fair value of the Performance Units is estimated using a Monte Carlo simulation. Stock-based compensation expense related to the Performance Unit grants totaled $3 million and $2 million for the three-month periods ended September 30, 2026 and 2025, and $9 million and $7 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

The following table sets forth the Performance Unit transactions for the nine-month periods ended September 30, 2026 and 2025 (units in thousands):

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1	493		$129.87	559	$119.05
Granted	109		147.95	147	122.70
Granted for Performance Multiple (1)	—		—	54	96.61
Released (2)	(122)		126.55	(267)	96.61
Outstanding at September 30 (3)	480	(4)	$135.48	493	$129.87

(1)Upon completion of the Performance Period for the Performance Units granted in 2022, a performance multiple of 0% was applied to each of the grants, resulting in no additional grants of Performance Units in February 2026. Upon completion of the Performance Period for the Performance Units granted in 2021, a performance multiple of 125% was applied to each of the grants, resulting in additional grants of Performance Units in February 2025.
(2)The total intrinsic value of Performance Units released was $15 million and $34 million for the nine months ended September 30, 2026 and 2025, respectively. The intrinsic value is based upon the closing price of the Common Stock on the date the Performance Units are released.
(3)The total intrinsic value of Performance Units outstanding at September 30, 2026 and 2025, was $66 million and $55 million, respectively.
(4)Upon the application of the relevant performance multiple at the completion of each of the remaining Performance Periods, a minimum of zero and a maximum of 960 Performance Units could be outstanding.

At September 30, 2026, unrecognized compensation expense related to Performance Units totaled $35 million. Such unrecognized expense will be amortized on a straight-line basis over a weighted average period of 1.9 years.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Net Income Per Share

The following table sets forth the computation of Net Income Per Share for the three-month and nine-month periods ended September 30, 2026 and 2025 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for Basic and Diluted Earnings Per Share -
Net Income	$2,781	$1,471	$7,485	$4,279
Denominator for Basic Earnings Per Share -
Weighted Average Shares	518	541	525	545
Potential Dilutive Common Shares -
Restricted Stock/Units and Performance Units	4	3	3	3
Denominator for Diluted Earnings Per Share -
Adjusted Diluted Weighted Average Shares	522	544	528	548
Net Income Per Share
Basic	$5.37	$2.72	$14.26	$7.85
Diluted	$5.33	$2.70	$14.18	$7.81

The diluted earnings per share calculation excludes stock option, SAR and ESPP grants that were anti-dilutive. Shares underlying the excluded stock option, SAR and ESPP grants were zero for all periods presented.

7.    Supplemental Cash Flow Information

Net cash paid for interest and income taxes was as follows for the nine-month periods ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30,
	2026	2025
Interest (1)	$209	$124
Income Taxes, Net of Refunds Received (2)	$1,017	$1,626

(1)Net of capitalized interest of $113 million and $50 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes cash paid for the purchase of energy-related tax credits from a third-party seller(s) for the nine months ended September 30, 2026 and 2025.

EOG's accrued capital expenditures and amounts recorded within accounts payable at September 30, 2026 and 2025 were $767 million and $912 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2026 and 2025, included additions of $313 million and $14 million, respectively, to EOG's oil and gas properties as a result of property exchanges. In addition, non-cash investing activities for the nine months ended September 30, 2026, included $30 million related to revisions to the Encino Acquisition Partners, LLC (Encino) acquisition purchase price allocation (see Note 12).

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.    Business Segment Information

EOG's operations are all crude oil and condensate, natural gas liquids (NGLs) and natural gas exploration and production-related. The Segment Reporting Topic of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. EOG's CODM is the Chief Executive Officer.

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

Financial information by reportable segment is presented below as of, and for the three-month and nine-month periods ended, September 30, 2026 and 2025 (in millions):

	United States	Trinidad	Other International	Total
Three Months Ended September 30, 2026
Crude Oil and Condensate	$4,370	$16	$6	$4,392
NGLs	858	—	—	858
Natural Gas	988	94	3	1,085
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	105	—	—	105
Gathering, Processing and Marketing	1,843	3	—	1,846
Gains on Asset Dispositions, Net	241	—	1	242
Other, Net	21	—	—	21
Operating Revenues and Other	8,426	113	10	8,549
Lease and Well	472	12	9
Gathering, Processing and Transportation Costs	689	1	3
Marketing Costs	1,781	—	—
Depreciation, Depletion and Amortization	1,246	46	—
General and Administrative	187	3	6
Taxes Other Than Income	397	4	—
Other Segment Items (1)	89	14	4
Operating Income (Loss)	3,565	33	(12)	3,586
Interest Income				45
Interest Expense, Net				(67)
Income Before Income Taxes				$3,564

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	1,576	20	57	1,653
Interest Expense, Net	67	—	—	67
Interest Income	41	3	1	45

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International	Total
Three Months Ended September 30, 2025
Crude Oil and Condensate	$3,234	$9	$—	$3,243
NGLs	604	—	—	604
Natural Gas	626	80	1	707
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	116	—	—	116
Gathering, Processing and Marketing	1,175	3	—	1,178
Losses on Asset Dispositions, Net	(18)	—	—	(18)
Other, Net	17	—	—	17
Operating Revenues and Other	5,754	92	1	5,847
Lease and Well	413	13	5
Gathering, Processing and Transportation Costs	587	—	—
Marketing Costs	1,134	—	—
Depreciation, Depletion and Amortization	1,134	35	—
General and Administrative	232	5	2
Taxes Other Than Income	307	1	1
Other Segment Items (1)	113	21	8
Operating Income (Loss)	1,834	17	(15)	1,836
Interest Income				57
Other Income				2
Interest Expense, Net				(71)
Income Before Income Taxes				$1,824

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs (2)	8,046	48	34	8,128
Interest Expense, Net	71	—	—	71
Interest Income	53	3	1	57

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International	Total
Nine Months Ended September 30, 2026
Crude Oil and Condensate	$12,815	$44	$11	$12,870
NGLs	2,292	—	—	2,292
Natural Gas	2,624	284	10	2,918
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	258	—	—	258
Gathering, Processing and Marketing	5,342	11	—	5,353
Gains on Asset Dispositions, Net	327	—	4	331
Other, Net	68	—	—	68
Operating Revenues and Other	23,726	339	25	24,090
Lease and Well	1,367	34	21
Gathering, Processing and Transportation Costs	2,013	3	7
Marketing Costs	5,115	—	—
Depreciation, Depletion and Amortization	3,603	140	1
General and Administrative	565	11	18
Taxes Other Than Income	1,157	11	2
Other Segment Items (1)	275	18	17
Operating Income (Loss)	9,631	122	(41)	9,712
Interest Income				111
Other Expense				(5)
Interest Expense, Net				(200)
Income Before Income Taxes				$9,618

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs	4,618	79	139	4,836
Total Property, Plant and Equipment, Net	42,751	486	251	43,488
Total Assets	54,687	1,348	433	56,468
Interest Expense, Net	200	—	—	200
Interest Income	100	7	4	111

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	United States	Trinidad	Other International	Total
Nine Months Ended September 30, 2025
Crude Oil and Condensate	$9,489	$21	$—	$9,510
NGLs	1,710	—	—	1,710
Natural Gas	1,696	247	1	1,944
Gains on Mark-to-Market Financial Commodity and Other Derivative Contracts, Net	32	—	—	32
Gathering, Processing and Marketing	3,761	4	—	3,765
Losses on Asset Dispositions, Net	(18)	—	(1)	(19)
Other, Net	52	—	—	52
Operating Revenues and Other	16,722	272	—	16,994
Lease and Well	1,181	37	10
Gathering, Processing and Transportation Costs	1,481	1	—
Marketing Costs	3,675	—	—
Depreciation, Depletion and Amortization	3,113	122	—
General and Administrative	572	13	11
Taxes Other Than Income	947	3	1
Other Segment Items (1)	274	61	50
Operating Income (Loss)	5,479	35	(72)	5,442
Interest Income				181
Other Expense				(2)
Interest Expense, Net				(169)
Income Before Income Taxes				$5,452

Other Segment Disclosures:
Additions to Oil and Gas Properties, Excluding Dry Hole Costs (2)	11,030	107	37	11,174
Total Property, Plant and Equipment, Net	42,024	499	62	42,585
Total Assets	50,783	1,145	271	52,199
Interest Expense, Net	169	—	—	169
Interest Income	169	8	4	181

(1)Other Segment Items include Exploration Costs, Dry Hole Costs and Impairments. Other Segment Items primarily relate to exploration costs, impairments and dry hole costs in the United States and dry hole costs in Trinidad for the three-month period ended September 30, 2026. Other Segment Items primarily relate to exploration costs, impairments and dry hole costs in the United States, dry hole costs and exploration costs in Trinidad and exploration costs in Other International for the nine-month period ended September 30, 2026. Other Segment Items primarily relate to impairments and exploration costs in the United States, and exploration costs in Trinidad and Other International for the three-month period ended September 30, 2025. Other Segment Items primarily relate to impairments, exploration costs and dry hole costs in the United States, dry hole costs and exploration costs in Trinidad, exploration costs in Other International and impairments in Canada for the nine-month period ended September 30, 2025.
(2)Includes oil and gas properties from the Encino acquisition of $6,633 million.

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

Financial Commodity Derivative Contracts. Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the nine-month period ended September 30, 2026 (closed) and outstanding as of September 30, 2026. Natural gas volumes are presented in million British Thermal Units per day (MMBtud) and prices are presented in dollars per million British Thermal Units ($/MMBtu). NGL volumes are presented in thousand barrels per day (MBbld) and prices are presented in dollars per barrel ($/Bbl).

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - June 2026 (closed)	NYMEX Henry Hub	460	$3.78
July - October 2026 (closed)	NYMEX Henry Hub	450	3.79
November - December 2026	NYMEX Henry Hub	450	3.79

Natural Gas Collar Contracts
		Contracts Sold
			Weighted Average Price ($/MMBtu)
Period	Settlement Index	Volume (MMBtud in thousands)	Ceiling Price	Floor Price

January - June 2026 (closed)	NYMEX Henry Hub	80	$4.28	$3.72
July - October 2026 (closed)	NYMEX Henry Hub	70	4.23	3.71
November - December 2026	NYMEX Henry Hub	70	4.23	3.71
January - December 2027	NYMEX Henry Hub	120	4.41	3.42

Ethane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - September 2026 (closed)	Mont Belvieu Ethane (non-Tet)	11	$10.94
October - December 2026	Mont Belvieu Ethane (non-Tet)	11	10.94

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Propane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - September 2026 (closed)	Mont Belvieu Propane (Tet)	1	$30.24
October - December 2026	Mont Belvieu Propane (Tet)	1	30.24

Financial Commodity and Other Derivative Instruments Location on Balance Sheet. The following table sets forth the amounts and classification of EOG's outstanding financial commodity and other derivative instruments at September 30, 2026 and December 31, 2025. Certain amounts may be presented on a net basis on the Condensed Consolidated Financial Statements when such amounts are with the same counterparty and subject to a master netting arrangement (in millions):

		Fair Value at
Description	Location on Balance Sheet	September 30, 2026	December 31, 2025
Asset Derivatives
NGLs and natural gas financial derivative contracts -
Current Portion	Other Current Assets (1)	$44	$18
Noncurrent Portion	Other Assets	1	—
Brent Crude Oil (Brent) Linked Gas Sales Contract -
Current Portion	Other Current Assets	67	—
Noncurrent Portion	Other Assets	162	31
Liability Derivatives
NGLs and natural gas financial derivative contracts -
Noncurrent Portion	Other Liabilities	$—	$2

(1) The current portion of Assets from Price Risk Management consists of gross assets of $45 million, partially offset by gross liabilities of $1 million at September 30, 2026.

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

All of EOG's financial commodity derivative instruments are covered by International Swaps and Derivatives Association Master Agreements (ISDAs) with counterparties.  The ISDAs may contain provisions that (i) require EOG, if it is the party in a net liability position, to post collateral with the counterparty when the amount of the net liability exceeds the threshold level specified for EOG's then-current credit ratings or (ii) require the counterparty, if it is in a net liability position, to post collateral with EOG when the amount of the net liability exceeds the threshold level specified for the counterparty's then-current credit ratings. In addition, the ISDAs may also provide that as a result of certain circumstances, including certain events that cause EOG's credit ratings to become materially weaker than its then-current ratings, the counterparty may require all outstanding financial derivatives under the ISDA to be settled immediately. See Note 10 for the aggregate fair value of all financial derivative instruments that were in a net asset position at September 30, 2026 and December 31, 2025. EOG had no collateral posted and no collateral held at September 30, 2026 and December 31, 2025.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.    Fair Value Measurements

Recurring Fair Value Measurements. As more fully discussed in Note 13 to the Consolidated Financial Statements included in EOG's 2025 Annual Report, certain of EOG's financial and nonfinancial assets and liabilities are reported at fair value on the Condensed Consolidated Balance Sheets. The following table provides fair value measurement information within the fair value hierarchy for certain of EOG's financial assets and liabilities carried at fair value on a recurring basis at September 30, 2026 and December 31, 2025 (in millions):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2026
Financial Assets:
Natural Gas Swaps	$—	$27	$—	$27
Natural Gas Collars	—	19	—	19
Brent Linked Gas Sales Contract	—	—	229	229
Financial Liabilities:
NGL Swaps	$—	$1	$—	$1

Balance at December 31, 2025
Financial Assets:
Natural Gas Swaps	$—	$12	$—	$12
Natural Gas Collars	—	4	—	4
NGL Swaps	—	2	—	2
Brent Linked Gas Sales Contract	—	—	31	31
Financial Liabilities:
Natural Gas Swaps	$—	$1	$—	$1
Natural Gas Collars	—	1	—	1

See Note 9 for the balance sheet amounts and classification of EOG's financial commodity and other derivative instruments at September 30, 2026 and December 31, 2025.

The estimated fair value of financial commodity and other derivative contracts was based on the quoted market prices of forward commodity price curves. For the Brent Linked Gas Sales Contract, the estimated fair value was based on EOG's estimates of (and assumptions regarding) significant Level 3 inputs, as defined by the FASB Fair Value Measurement Topic of the ASC (ASC 820), including future crude oil and condensate and natural gas prices. These Level 3 inputs are immaterial to the financial statements. Financial commodity derivative contracts were valued utilizing various third-party valuation models, as applicable.

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

At both September 30, 2026 and December 31, 2025, EOG had an aggregate principal amount of $7,890 million senior notes outstanding, with estimated fair values of $7,334 million and $7,849 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to EOG at the end of each respective period.

11.    Asset Retirement Obligations

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the nine-month periods ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30,
	2026	2025
Carrying Amount at January 1	$1,570	$1,460
Liabilities Incurred (1)	35	84
Liabilities Settled (2)	(134)	(53)
Accretion	51	44
Revisions (3)	19	5
Foreign Currency Translations	(1)	1
Carrying Amount at September 30	$1,540	$1,541

Current Portion	$43	$72
Noncurrent Portion	$1,497	$1,469

(1)Liabilities incurred for the nine-month period ended September 30, 2025, included $52 million related to the Encino acquisition.
(2)Includes settlements related to asset sales and property exchanges.
(3)Revisions for the nine-month period ended September 30, 2026, included $15 million related to revisions to the Encino purchase price allocation (see Note 12).

The current and noncurrent portions of EOG's asset retirement obligations are included in Current Liabilities - Other and Other Liabilities, respectively, on the Condensed Consolidated Balance Sheets.

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.  Acquisitions and Divestitures

During the nine months ended September 30, 2026, EOG received proceeds from asset sales of $394 million, primarily from the sale of its entire interests and related fixed assets in the northern Midland Basin and in the Barnett Shale. EOG recognized net gains on asset dispositions of $331 million during the same period, primarily from the sale of its entire interest and related fixed assets in the Barnett Shale and various lease exchanges in the Permian Basin.

Subsequent Event. During the third quarter of 2026, EOG entered into a purchase and sale agreement to sell its entire interest and related fixed assets in the Woodford Oil Window for $180 million, subject to customary closing adjustments. This transaction closed on October 19, 2026.

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

EOG RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)
(Unaudited)
In the third quarter of 2026, EOG finalized its purchase price allocation for the Encino acquisition, which resulted in a net increase of $30 million in Oil and Gas Properties, along with other immaterial changes.

The following table represents the final allocation of the total purchase price of Encino (in millions):

Total Consideration	$4,471

Fair Value of Assets Acquired:
Cash and Cash Equivalents	$20
Accounts Receivable, Net	323
Inventories	7
Assets from Price Risk Management Activities (1)	26
Other Current Assets	23
Oil and Gas Properties (Successful Efforts Method)	6,733
Other Property, Plant and Equipment	53
Other Assets	68
Amount Attributable to Assets Acquired	$7,253

Fair Value of Liabilities Assumed:
Accounts Payable	$621
Accrued Taxes Payable	22
Liabilities from Price Risk Management Activities (2)	15
Current Portion of Operating Lease Liabilities	23
Other Current Liabilities	47
Senior Notes	1,266
Asset Retirement Obligations	67
Other Liabilities	72
Deferred Income Taxes	649
Amount Attributable to Liabilities Assumed	$2,782

Net Assets Acquired and Liabilities Assumed	$4,471

(1)Within Other Current Assets on the Condensed Consolidated Balance Sheets.
(2)Within Other Current Liabilities on the Condensed Consolidated Balance Sheets.

The following table details unaudited supplemental pro forma financial information for Encino as if EOG had completed the acquisition on January 1, 2025 (in millions):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Operating Revenues and Other	$6,083	$18,415
Net Income	1,601	4,697

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

Commodity Prices. Prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas have historically been volatile. This volatility is expected to continue due to the many uncertainties associated with the world political and economic environment (e.g., the ongoing conflict in the Middle East and the related disruption of maritime transportation routes for these commodities), the global supply of, and demand for, crude oil and condensate, NGLs and natural gas, the availability of other energy supplies and other factors, including tariffs, trade policies and agreements and trade barriers or other restrictions imposed by the U.S. government or other governments and the related impact of such measures on commodity and financial markets. Compared to its expectations at the beginning of 2026, EOG realized higher crude oil and condensate prices during the first nine months of 2026 and anticipates realizing higher crude oil and condensate prices for the full-year 2026, in each case as a result of the ongoing conflict in the Middle East.

The market prices of crude oil and condensate, NGLs and natural gas impact the amount of cash generated from EOG's operating activities, which, in turn, impact EOG's financial position and results of operations.

For the first nine months of 2026, the average U.S. New York Mercantile Exchange (NYMEX) crude oil and natural gas prices were $83.62 per barrel and $3.60 per million British thermal units (MMBtu), respectively, representing increases of 25% and 6%, respectively, from the average NYMEX prices for the same period in 2025. Market prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Including the impact of EOG's NGL financial derivative contracts and based on EOG's tax position, EOG's price sensitivity as of September 30, 2026, for each $1.00 per barrel increase or decrease in crude oil and condensate price, combined with the estimated change in NGL price, is approximately $175 million for net income and $224 million for pretax cash flows from operating activities, in each case for the full-year 2026.

Including the impact of EOG's natural gas financial derivative contracts and based on EOG's tax position and the portion of EOG's anticipated natural gas volumes for which prices have not (as of September 30, 2026) been determined under long-term marketing contracts, EOG's price sensitivity as of September 30, 2026, for each $0.10 per thousand cubic feet increase or decrease in natural gas price, is approximately $61 million for net income and $78 million for pretax cash flows from operating activities, in each case for the full-year 2026.

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

During the first nine months of 2026, EOG continued to focus on initiatives to increase its drilling, completion and operating efficiencies and improve well performance. In addition, EOG continued to evaluate certain potential crude oil and condensate, NGLs and natural gas exploration and development prospects and to look for opportunities to add drilling inventory through leasehold acquisitions, farm-ins, exchanges or tactical or bolt-on acquisitions. On a volumetric basis, as calculated using a ratio of 1.0 barrel of crude oil and condensate or NGLs to 6.0 thousand cubic feet of natural gas, crude oil and condensate and NGLs production accounted for approximately 66% and 69% of EOG's United States production during the first nine months of 2026 and 2025, respectively. During the first nine months of 2026, EOG's drilling and completion activities occurred primarily in the Delaware Basin, the Eagle Ford play and the Utica. EOG's major producing areas in the United States are in New Mexico, Texas and Ohio.

In July 2026, EOG entered into a purchase and sale agreement for the sale of its entire interest and related fixed assets in the Barnett Shale for $220 million (subject to customary closing adjustments), which closed on September 15, 2026. Further, in September 2026, EOG entered into a purchase and sale agreement for the sale of its entire interest and related fixed assets in the Woodford Oil Window for $180 million (subject to customary closing adjustments), which closed on October 19, 2026. The aggregate production attributable to EOG's interests in the Barnett Shale and Woodford Oil Window for the quarter ended September 30, 2026, was approximately 16 MBoed, of which approximately 2 MBbld was crude oil and condensate.

Trinidad. In Trinidad, EOG continues to produce natural gas which is sold to the National Gas Company of Trinidad and Tobago Limited under existing supply contracts. Crude oil and condensate are sold to both Heritage Petroleum Company Limited and BP Trinidad and Tobago LLC.

During the first nine months of 2026, EOG completed its drilling program in the Mento Field located in the Ska, Mento and Reggae Area and commenced a new multiyear drilling program. Further, EOG continues to progress towards placing the Coconut offshore platform in service.

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

2026 Capital and Operating Plan. Total 2026 capital expenditures are estimated to range from approximately $6.3 billion to $6.7 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. EOG plans to continue to focus a substantial portion of its exploration and development expenditures in its major producing areas in the United States. In particular, EOG will be focused on United States drilling activity in its plays where it generates the highest rates of return - specifically, in the Delaware Basin, the Utica and the Eagle Ford play. To further enhance the economics of these plays, EOG expects to continue to improve well performance and to focus on improving operating efficiencies; see the above related discussion. Relative to 2025, full-year crude oil and condensate production for 2026 is expected to increase by approximately 5% and full-year total crude oil and condensate, NGLs and natural gas production for 2026 is expected to increase by approximately 14%. In addition, EOG plans to continue to spend a portion of its anticipated 2026 capital expenditures on leasing acreage and evaluating new prospects.

Management continues to believe EOG has one of the strongest prospect inventories in EOG's history. When it fits EOG's strategy, EOG will make acquisitions that bolster existing drilling programs or offer incremental exploration and/or production opportunities.

Capital Structure. One of management's key strategies is to maintain a strong balance sheet. EOG's debt-to-total capitalization ratio was 19% at September 30, 2026 and 21% at December 31, 2025. As used in this calculation, total capitalization represents the sum of total current and long-term debt and total stockholders' equity.

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

On August 4, 2026, the Board declared a quarterly cash dividend on the common stock of $1.02 per share paid on October 30, 2026, to stockholders of record as of October 16, 2026.

On November 5, 2026, the Board increased the quarterly cash dividend on the common stock from the previous $1.02 per share to $1.10 per share, effective beginning with the dividend payable on January 29, 2027, to stockholders of record as of January 15, 2027.

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

Results of Operations

The following review of operations for the three months and nine months ended September 30, 2026 and 2025 should be read in conjunction with the Condensed Consolidated Financial Statements of EOG and notes thereto included in this Quarterly Report on Form 10‑Q.

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Operating Revenues and Other. During the third quarter of 2026, total operating revenues increased $2,702 million, or 46%, to $8,549 million from $5,847 million for the same period of 2025. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the third quarter of 2026 increased $1,781 million, or 39%, to $6,335 million from $4,554 million for the same period of 2025. EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $105 million for the third quarter of 2026 compared to net gains of $116 million for the same period of 2025. Gathering, processing and marketing revenues for the third quarter of 2026 increased $668 million, or 57%, to $1,846 million from $1,178 million for the same period of 2025. EOG recognized net gains on asset dispositions of $242 million for the third quarter of 2026 compared to net losses on asset dispositions of $18 million for the same period of 2025.

Volume and price statistics for the three-month periods ended September 30, 2026 and 2025 were as follows (see Note 8 for segment financial information):

	Three Months Ended September 30,
	2026	2025
Crude Oil and Condensate Volumes (MBbld) (1)
United States	547.7	532.9
Trinidad	2.0	1.6
Other International (2)	0.7	—
Total	550.4	534.5
Average Crude Oil and Condensate Prices ($/Bbl) (3)
United States	$86.73	$65.97
Trinidad	84.62	57.74
Other International	87.96	—
Composite	86.72	65.95
Natural Gas Liquids Volumes (MBbld) (1)
United States	357.1	309.3
Total	357.1	309.3
Average Natural Gas Liquids Prices ($/Bbl) (3)
United States	$26.13	$21.25
Natural Gas Volumes (MMcfd) (1)
United States	2,882	2,511
Trinidad	260	230
Other International (2)	11	4
Total	3,153	2,745
Average Natural Gas Prices ($/Mcf) (3)
United States	$3.73	$2.71
Trinidad	3.92	3.80
Other International (2)	3.30	3.27
Composite	3.74	2.80
Crude Oil Equivalent Volumes (MBoed) (4)
United States	1,385.1	1,260.7
Trinidad	45.6	39.8
Other International	2.4	0.7
Total	1,433.1	1,301.2

Total MMBoe (4)	131.8	119.7

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

Crude oil and condensate revenues for the third quarter of 2026 increased $1,149 million, or 35%, to $4,392 million from $3,243 million for the same period of 2025, due to a higher composite average price ($1,050 million) and an increase of 15.9 MBbld, or 3%, in crude oil and condensate deliveries ($99 million). Increased deliveries were primarily from the Utica. EOG's composite crude oil and condensate price for the third quarter of 2026 increased 31% to $86.72 per barrel compared to $65.95 per barrel for the same period of 2025.

NGL revenues for the third quarter of 2026 increased $254 million, or 42%, to $858 million from $604 million for the same period of 2025 due to a higher composite average price ($159 million) and an increase of 47.8 MBbld, or 15%, in NGL deliveries ($95 million). Increased deliveries were primarily from the Utica and Permian Basin. EOG's composite NGL price for the third quarter of 2026 increased 23% to $26.13 per barrel compared to $21.25 per barrel for the same period of 2025.

Natural gas revenues for the third quarter of 2026 increased $378 million, or 53%, to $1,085 million from $707 million for the same period of 2025, due to a higher composite average price ($274 million) and an increase of 408 MMcfd, or 15%, in natural gas deliveries ($104 million). Increased deliveries were primarily from the Utica and Permian Basin. EOG's composite natural gas price for the third quarter of 2026 increased 34% to $3.74 per Mcf compared to $2.80 per Mcf for the same period of 2025.

During the third quarter of 2026, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $105 million compared to net gains of $116 million for the same period of 2025. The net gains of $105 million included gains of $68 million related to the Brent crude oil (Brent) linked gas sales contract. During the third quarter of 2026, net cash received from settlements of financial commodity derivative contracts was $40 million compared to net cash received from settlements of financial commodity derivative contracts of $27 million for the same period of 2025.

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

Gathering, processing and marketing revenues less marketing costs for the third quarter of 2026 increased $21 million as compared to the same period of 2025 primarily due to higher margins on natural gas and crude oil and condensate marketing activities.

Operating and Other Expenses.  For the third quarter of 2026, operating expenses of $4,963 million were $952 million higher than the $4,011 million incurred during the third quarter of 2025.  The following table presents the costs per barrel of oil equivalent (Boe) for the three-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Lease and Well	$3.74	$3.60
Gathering, Processing and Transportation Costs (GP&T)	5.26	4.90
Depreciation, Depletion and Amortization (DD&A) -
Oil and Gas Properties	9.29	9.20
Other Property, Plant and Equipment	0.51	0.57
General and Administrative (G&A)	1.49	2.00
Interest Expense, Net	0.51	0.59
Total (1)	$20.80	$20.86

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A and G&A for the three months ended September 30, 2026, compared to the same period of 2025, are set forth below. See "Operating Revenues and Other" above for a discussion of volumes.

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

Lease and well expenses of $493 million for the third quarter of 2026 increased $62 million from $431 million for the same prior year period primarily due to increased operating and maintenance costs ($39 million), increased workovers expenditures ($13 million) and increased lease and well administrative expenses ($7 million), all in the United States.

GP&T costs represent costs to process and deliver hydrocarbon products from the lease to a downstream point of sale. GP&T costs include operating and maintenance expenses from EOG-owned assets, fees paid to third-party operators and administrative expenses associated with operating EOG's GP&T assets. EOG pays third parties to process the majority of its natural gas production to extract NGLs.

GP&T costs of $693 million for the third quarter of 2026 increased $106 million from $587 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Utica ($73 million), Permian Basin ($19 million) and the Eagle Ford ($7 million).

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

DD&A expenses for the third quarter of 2026 increased $123 million to $1,292 million from $1,169 million for the same prior year period. DD&A expenses associated with oil and gas properties for the third quarter of 2026 were $125 million higher than the same prior year period. The increase primarily reflects increased production ($104 million) and increased unit rates ($8 million) in the United States.

G&A expenses of $196 million for the third quarter of 2026 decreased $43 million from $239 million for the same prior year period primarily due to decreased professional services costs related to the Encino acquisition.

Exploration costs of $54 million for the third quarter of 2026 decreased $17 million from $71 million for the same prior year period primarily due to decreased geological and geophysical expenditures in Trinidad ($19 million).

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

The following table sets forth impairments for the third quarter of 2026 and 2025 (in millions):

	Three Months Ended September 30,
	2026	2025
Unproved properties	$18	$15
Other assets	5	56
Firm commitment contracts	1	—
Total	$24	$71

Taxes other than income include severance/production taxes, ad valorem/property taxes, payroll taxes, franchise taxes and other miscellaneous taxes. Severance/production taxes are generally determined based on wellhead revenues, and ad valorem/property taxes are generally determined based on the valuation of the underlying assets.

Taxes other than income for the third quarter of 2026 increased $92 million to $401 million (6.3% of revenues from sales of crude oil and condensate, NGLs and natural gas) from $309 million (6.8% of revenues from sales of crude oil and condensate, NGLs and natural gas) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes in the United States.

Other income, net of $45 million for the third quarter of 2026 decreased $14 million from $59 million for the same prior year period. The decrease was primarily due to decreased interest income.

Income taxes of $783 million for the third quarter of 2026 increased from income taxes of $353 million for the third quarter of 2025 primarily due to increased pretax income. The net effective tax rate for the third quarter of 2026 increased to 22% from 19% for the third quarter of 2025. The higher effective tax rate is primarily due to the absence of certain 2025 state tax benefits related to the Encino acquisition.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

Operating Revenues and Other. During the first nine months of 2026, total operating revenues increased $7,096 million, or 42%, to $24,090 million from $16,994 million for the same period of 2025. Total revenues from sales of EOG's production of crude oil and condensate, NGLs and natural gas for the first nine months of 2026 increased $4,916 million, or 37%, to $18,080 million from $13,164 million for the same period of 2025. During the first nine months of 2026, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $258 million compared to net gains of $32 million for the same period of 2025. Gathering, processing and marketing revenues for the first nine months of 2026 increased $1,588 million, or 42%, to $5,353 million from $3,765 million for the same period of 2025. EOG recognized net gains on asset dispositions of $331 million for the first nine months of 2026 compared to net losses on asset dispositions of $19 million for the same period of 2025.

Volume and price statistics for the nine-month periods ended September 30, 2026 and 2025 were as follows (see Note 8 for segment financial information):

	Nine Months Ended September 30,
	2026	2025
Crude Oil and Condensate Volumes (MBbld)
United States	546.8	512.4
Trinidad	2.0	1.3
Other International (1)	0.4	—
Total	549.2	513.7
Average Crude Oil and Condensate Prices ($/Bbl) (2)
United States	$85.85	$67.83
Trinidad	81.07	57.80
Other International	94.53	—
Composite	85.83	67.81
Natural Gas Liquids Volumes (MBbld)
United States	345.4	270.0
Total	345.4	270.0
Average Natural Gas Liquids Prices ($/Bbl) (2)
United States	$24.31	$23.20
Natural Gas Volumes (MMcfd)
United States	2,812	2,110
Trinidad	265	243
Other International (1)	11	1
Total	3,088	2,354
Average Natural Gas Prices ($/Mcf) (2)
United States	$3.42	$2.94
Trinidad	3.94	3.74
Other International (1)	3.28	3.27
Composite	3.46	3.03
Crude Oil Equivalent Volumes (MBoed)
United States	1,360.9	1,134.1
Trinidad	46.1	41.7
Other International	2.3	0.2
Total	1,409.3	1,176.0

Total MMBoe	384.7	321.0

(1)Crude oil and condensate volumes are from UAE and Bahrain operations. Natural gas volumes are from Bahrain operations; natural gas realized price represents contract price less partner's processing and distribution costs.
(2)Excludes the impact of financial commodity and other derivative instruments (see Note 9 to the Condensed Consolidated Financial Statements).

Crude oil and condensate revenues for the first nine months of 2026 increased $3,360 million, or 35%, to $12,870 million from $9,510 million for the same period of 2025 due to a higher composite average price ($2,702 million) and an increase of 35.5 MBbld, or 7%, in crude oil and condensate deliveries ($658 million). Increased deliveries were primarily from the Utica. EOG's composite crude oil and condensate price for the first nine months of 2026 increased 27% to $85.83 per barrel compared to $67.81 per barrel for the same period of 2025.

NGL revenues for the first nine months of 2026 increased $582 million, or 34%, to $2,292 million from $1,710 million for the same period of 2025 due to an increase of 75.4 MBbld, or 28%, in NGL deliveries ($477 million) and a higher composite average price ($105 million). Increased deliveries were primarily from the Utica and Permian Basin. EOG's composite NGL price for the first nine months of 2026 increased 5% to $24.31 per barrel compared to $23.20 per barrel for the same period of 2025.

Natural gas revenues for the first nine months of 2026 increased $974 million, or 50%, to $2,918 million from $1,944 million for the same period of 2025 due to an increase in natural gas deliveries ($610 million) and a higher composite average price ($364 million). Natural gas deliveries for the first nine months of 2026 increased 734 MMcfd, or 31%, compared to the same period of 2025. Increased deliveries were primarily from the Utica and Permian Basin. EOG's composite natural gas price for the first nine months of 2026 increased 14% to $3.46 per Mcf compared to $3.03 per Mcf for the same period of 2025.

During the first nine months of 2026, EOG recognized net gains on the mark-to-market of financial commodity and other derivative contracts of $258 million compared to net gains of $32 million for the same period of 2025. The net gains of $258 million included gains of $198 million related to the Brent linked gas sales contract. During the first nine months of 2026, net cash received from settlements of financial commodity derivative contracts was $32 million. Net cash payments for settlements of financial commodity derivative contracts were $35 million for the same period of 2025.

Gathering, processing and marketing revenues less marketing costs for the first nine months of 2026 increased $148 million as compared to the same period of 2025 primarily due to higher margins on crude oil and condensate marketing activities.

Operating and Other Expenses. For the first nine months of 2026, operating expenses of $14,378 million were $2,826 million higher than the $11,552 million incurred during the same period of 2025. The following table presents the costs per Boe for the nine-month periods ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Lease and Well	$3.70	$3.82
GP&T	5.26	4.62
DD&A -
Oil and Gas Properties	9.20	9.48
Other Property, Plant and Equipment	0.53	0.60
G&A	1.54	1.86
Interest Expense, Net	0.52	0.53
Total (1)	$20.75	$20.91

(1)Total excludes exploration costs, dry hole costs, impairments, marketing costs and taxes other than income.

The primary factors impacting the cost components of per-unit rates of lease and well, GP&T, DD&A and interest expense, net for the nine months ended September 30, 2026, compared to the same period of 2025 are set forth below. See "Operating Revenues and Other" above for a discussion of volumes.

Lease and well expenses of $1,422 million for the first nine months of 2026 increased $194 million from $1,228 million for the same prior year period primarily due to increased operating and maintenance costs ($132 million), increased lease and well administrative expenses ($40 million) and increased workovers expenditures ($14 million), all in the United States.

GP&T costs of $2,023 million for the first nine months of 2026 increased $541 million from $1,482 million for the same prior year period primarily due to increased GP&T costs related to increased production in the Utica ($513 million) and Permian Basin ($38 million).

DD&A expenses for the first nine months of 2026 increased $509 million to $3,744 million from $3,235 million for the same prior year period. DD&A expenses associated with oil and gas properties for the first nine months of 2026 were $497 million higher than the same prior year period. The increase primarily reflects increased production in the United States ($577 million), partially offset by decreased unit rates in the United States ($103 million).

Interest expense, net of $200 million for the first nine months of 2026 increased $31 million compared to the same prior year period primarily due to the issuance in July 2025 of the $1,250 million aggregate principal amount of 5.350% Senior Notes due 2036 ($34 million), $1,250 million aggregate principal amount of 5.000% Senior Notes due 2032 ($32 million), $500 million aggregate principal amount of 5.950% Senior Notes due 2055 ($15 million) and $500 million aggregate principal amount of 4.400% Senior Notes due 2028 ($12 million), and the issuance in November 2025 of the $750 million aggregate principal amount of 4.400% Senior Notes due 2031 ($26 million) and $250 million aggregate principal amount of 5.950% Senior Notes due 2055 ($11 million), partially offset by increased capitalized interest ($63 million), the repayment in December 2025 of the $750 million aggregate principal amount of 4.15% Senior Notes due 2026 ($24 million), the absence of financing commitment costs related to the Encino acquisition ($6.5 million), and the maturity in April 2025 of the $500 million aggregate principal amount of 3.15% Senior Notes due 2025 ($4 million).

Exploration costs of $146 million for the first nine months of 2026 decreased $40 million from $186 million for the same prior year period primarily due to decreased geological and geophysical expenditures in Trinidad ($23 million), Other International ($19 million) and the United States ($8 million), partially offset by increased administrative expenses ($8 million).

The following table sets forth impairments for the nine-month periods ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30,
	2026	2025
Proved properties	$—	$44
Unproved properties	56	39
Other assets	5	70
Inventories	20	—
Firm commitment contracts	1	1
Total	$82	$154

Taxes other than income for the first nine months of 2026 increased $219 million to $1,170 million (6.5% of revenues from sales of crude oil and condensate, NGLs and natural gas) from $951 million (7.2% of revenues from sales of crude oil and condensate, NGLs and natural gas) for the same prior year period. The increase in taxes other than income was primarily due to increased severance/production taxes in the United States.

Other income, net of $106 million for the first nine months of 2026 decreased $73 million from $179 million for the same prior year period. The decrease was primarily due to decreased interest income.

Income taxes of $2,133 million for the first nine months of 2026 increased from income taxes of $1,173 million for the first nine months of 2025 primarily due to increased pretax income. The net effective tax rate for the first nine months of 2026 was unchanged from the prior year period tax rate of 22%.

Capital Resources and Liquidity

Liquidity Overview. At September 30, 2026, EOG maintained a strong financial and liquidity position, including $5.7 billion of cash and cash equivalents on hand and $3.0 billion of availability under its senior unsecured revolving credit facility (which remained undrawn).

The primary source of cash for EOG during the nine months ended September 30, 2026, was funds generated from operations. The primary uses of cash were funds used in operations; exploration and development expenditures; dividend payments to stockholders; and share repurchases and other purchases of treasury stock. During the first nine months of 2026, EOG's cash balance increased $2,351 million to $5,747 million from $3,396 million at December 31, 2025.

See Notes 2 and 10 to the Condensed Consolidated Financial Statements for further discussion on EOG's debt obligations, including the fair value of EOG's senior notes.

Cash Flow. Net cash provided by operating activities of $11,448 million for the first nine months of 2026 increased $4,016 million compared to the same period of 2025 primarily due to an increase in revenues from sales of crude oil and condensate, NGLs and natural gas ($4,916 million), a decrease in net cash paid related to income taxes ($609 million), an increase in gathering, processing and marketing revenues less marketing costs ($148 million) and net cash received for settlements of financial commodity derivative contracts of $32 million compared to net cash paid of $35 million in the first nine months of 2025, partially offset by an increase in cash operating expenses ($895 million), an increase in net cash used in working capital and other assets and liabilities ($374 million) and an increase in interest paid ($85 million).

Net cash used in investing activities of $4,685 million for the first nine months of 2026 decreased $4,489 million compared to the same period of 2025 primarily due to the acquisition of Encino in 2025 ($4,464 million) and an increase in proceeds from sales of assets ($373 million), partially offset by an increase in cash used in working capital associated with investing activities ($264 million), an increase in additions to other property, plant and equipment ($51 million) and an increase in additions to oil and gas properties ($33 million).

Net cash used in financing activities of $4,412 million for the first nine months of 2026 included share repurchases and other purchases of treasury stock ($2,780 million) and dividend payments to stockholders ($1,628 million). Net cash used in financing activities of $1,820 million for the first nine months of 2025 included share repurchases and other purchases of treasury stock ($1,887 million), repayments of long-term debt ($1,766 million) and dividend payments to stockholders ($1,611 million). Cash provided by financing activities for the first nine months of 2025 included long-term debt borrowings ($3,472 million).

Total Expenditures. For the full-year 2026, EOG's exploration and development and other property, plant and equipment expenditures are estimated to range from approximately $6.3 billion to $6.7 billion, including exploration and development drilling, facilities, leasehold acquisitions, capitalized interest, dry hole costs and other property, plant and equipment and excluding property acquisitions, asset retirement costs, non-cash exchanges and transactions and exploration costs incurred as operating expenses. The table below sets out the components of total expenditures for the nine-month periods ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30,
	2026	2025
Expenditure Category
Capital
Exploration and Development Drilling	$3,689	$3,624
Facilities	390	465
Leasehold Acquisitions (1)	439	118
Property Acquisitions (2)	220	7,005
Capitalized Interest	113	50
Subtotal	4,851	11,262
Exploration Costs	146	186
Dry Hole Costs	82	45
Exploration and Development Expenditures	5,079	11,493
Asset Retirement Costs (3)	61	113
Total Exploration and Development Expenditures	5,140	11,606
Other Property, Plant and Equipment	418	367
Total Expenditures	$5,558	$11,973

(1)Leasehold acquisitions included $311 million and $14 million for the nine-month periods ended September 30, 2026 and 2025, respectively, related to non-cash property exchanges.
(2)Property acquisitions for the nine-month period ended September 30, 2026, included $15 million related to revisions to the Encino purchase price allocation and $2 million related to non-cash property exchanges. Property acquisitions for the nine-month period ended September 30, 2025, included $6,721 million related to the Encino acquisition.
(3)Asset retirement costs for the nine-month period ended September 30, 2026, included $15 million related to revisions to the Encino purchase price allocation. Asset retirement costs for the nine-month period ended September 30, 2025, included $52 million related to the Encino acquisition.

Exploration and development expenditures of $5,079 million for the first nine months of 2026 were $6,414 million lower than the same period of 2025 primarily due to decreased property acquisitions ($6,785 million), decreased facility expenditures ($75 million), decreased exploration costs ($40 million) and decreased development drilling expenditures ($32 million), partially offset by increased leasehold acquisitions ($321 million), increased exploration drilling expenditures ($97 million), increased capitalized interest ($63 million) and increased dry hole costs ($37 million). Exploration and development expenditures for the first nine months of 2026 of $5,079 million consisted of $3,928 million in development drilling and facilities, $818 million in exploration, $220 million in property acquisitions and $113 million in capitalized interest. Exploration and development expenditures for the first nine months of 2025 of $11,493 million consisted of $7,005 million in property acquisitions, $4,035 million in development drilling and facilities, $403 million in exploration and $50 million in capitalized interest.

The level of exploration and development expenditures, including acquisitions, will vary in future periods depending on energy market conditions and other economic factors. EOG believes it has significant flexibility and availability with respect to financing alternatives and the ability to adjust its exploration and development expenditure budget as circumstances warrant. While EOG has certain continuing commitments associated with expenditure plans related to its operations, such commitments are not expected to be material when considered in relation to the total financial capacity of EOG. Further, EOG believes that its sources of liquidity are adequate for other near-term and long-term funding requirements, including its cash return commitment, debt service obligations, repayments of debt maturities and other commitments and contingencies.

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

The total fair value of EOG's financial commodity and other derivative contracts was reflected on the Condensed Consolidated Balance Sheet at September 30, 2026, as a net asset of $274 million.

As discussed in "Operating Revenues and Other" above, the net cash received from settlements of financial commodity derivative contracts during the third quarter and first nine months of 2026 was $40 million and $32 million, respectively.

Presented below is a comprehensive summary of EOG's financial commodity derivative contracts settled during the period from January 1, 2026 to October 23, 2026 (closed) and outstanding as of October 23, 2026. Natural gas volumes are presented in MMBtu per day (MMBtud) and prices are presented in dollars per MMBtu ($/MMBtu). NGL volumes are presented in MBbld and prices are presented in $/Bbl.

Natural Gas Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MMBtud in thousands)	Weighted Average Price ($/MMBtu)

January - June 2026 (closed)	NYMEX Henry Hub	460	$3.78
July - October 2026 (closed)	NYMEX Henry Hub	450	3.79
November - December 2026	NYMEX Henry Hub	450	3.79

Natural Gas Collar Contracts
		Contracts Sold
			Weighted Average Price ($/MMBtu)
Period	Settlement Index	Volume (MMBtud in thousands)	Ceiling Price	Floor Price

January - June 2026 (closed)	NYMEX Henry Hub	80	$4.28	$3.72
July - October 2026 (closed)	NYMEX Henry Hub	70	4.23	3.71
November - December 2026	NYMEX Henry Hub	70	4.23	3.71
January - December 2027	NYMEX Henry Hub	120	4.41	3.42

Ethane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - September 2026 (closed)	Mont Belvieu Ethane (non-Tet)	11	$10.94
October - December 2026	Mont Belvieu Ethane (non-Tet)	11	10.94

Propane Financial Price Swap Contracts
		Contracts Sold
Period	Settlement Index	Volume (MBbld)	Weighted Average Price ($/Bbl)

January - September 2026 (closed)	Mont Belvieu Propane (Tet)	1	$30.24
October - December 2026	Mont Belvieu Propane (Tet)	1	30.24

In connection with its financial commodity derivative contracts, EOG had no collateral posted and no collateral held at October 23, 2026.

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

PART II. OTHER INFORMATION

EOG RESOURCES, INC.

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note 5 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, Exchange Act) requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that EOG reasonably believes will exceed a specified threshold. Pursuant to such item, EOG will be using a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. EOG believes proceedings under this threshold are not material to EOG's business and financial condition (the choice of this threshold does not imply that matters with potential monetary sanctions in excess of $1 million are necessarily material to EOG's business or financial condition). Applying this threshold, there are no environmental proceedings to disclose for the quarter ended September 30, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, EOG's share repurchase activity:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Plans or Programs (3)

July 1, 2026 - July 31, 2026	1,067,215	$134.77	1,055,813	$11,508,948,842
August 1, 2026 - August 31, 2026	2,308,124	143.66	2,301,800	11,178,302,874
September 1, 2026 - September 30, 2026	4,037,848	145.68	3,690,834	10,643,304,135
Total	7,413,187	143.48	7,048,447

(1)Includes 7,048,447 shares repurchased during the quarter ended September 30, 2026, at an average price of $142.99 per share (inclusive of commissions and transaction fees), pursuant to the Share Repurchase Authorization (as defined and further discussed below); such repurchases count against the Share Repurchase Authorization. The share repurchases effected during the period July 1, 2026 through August 5, 2026 were made pursuant to a Rule 10b5-1 trading plan entered into by EOG on June 29, 2026. Also includes 364,740 total shares that were withheld by or returned to EOG during the quarter ended September 30, 2026, at an average price of $152.90 per share, (i) in satisfaction of tax withholding obligations that arose upon the exercise of employee stock options or stock-settled stock appreciation rights or the vesting of restricted stock, restricted stock unit or performance unit grants or (ii) in payment of the exercise price of employee stock options; such shares do not count against the Share Repurchase Authorization.
(2)In November 2021, EOG's Board of Directors (Board) established a new share repurchase authorization allowing for the repurchase by EOG of up to $5 billion of its common stock and, in November 2024, increased such share repurchase authorization from $5 billion to $10 billion. Effective May 20, 2026, the Board again increased such share repurchase authorization, from $10 billion to $20 billion (Share Repurchase Authorization). As of September 30, 2026, (i) EOG had repurchased an aggregate 76,000,172 shares at a total cost of $9,356,695,865 (inclusive of commissions and transaction fees) under the Share Repurchase Authorization and (ii) an additional $10,643,304,135 of shares remained available for repurchases under the Share Repurchase Authorization.
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

ITEM 5. OTHER INFORMATION

Trading Plans/Arrangements. On September 30, 2026, Ann D. Janssen, EOG’s Executive Vice President and Chief Financial Officer, adopted a written Rule 10b5-1 trading arrangement in respect of EOG’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934 (as amended).
The arrangement, which was adopted at a time when Ms. Janssen was not in possession of material, non-public information regarding EOG, provides for the sale by Ms. Janssen of up to 18,000 shares currently held by Ms. Janssen, during the specific time periods and subject to the limit price (i.e., trigger price) conditions set forth in the arrangement.
The arrangement also provides for the sale by Ms. Janssen of (i) 100% of the net shares to be received by Ms. Janssen upon the vesting of 3,947 shares of restricted stock previously granted to her and (ii) 100% of the net shares to be received by Ms. Janssen upon the vesting of 5,921 restricted stock units with performance-based conditions (i.e., performance units) previously granted to her, in each case, at the then-prevailing market price and subject to EOG's withholding of shares in satisfaction of the tax withholding obligations arising upon such vesting.
Ms. Janssen’s Rule 10b5-1 trading arrangement will commence following the applicable cooling-off period and will terminate upon the earlier of (i) the completion of all sales specified in the trading arrangement and (ii) July 30, 2027.
During the quarter ended September 30, 2026, no other Section 16 officer of EOG, and no director of EOG, adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Exhibit No.		Description

*10.1	-	Form of Restricted Stock Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 25, 2026).

*10.2	-	Form of Restricted Stock Unit Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 25, 2026).

*10.3	-
Form of Restricted Stock Unit with Performance-Based Conditions ("Performance Unit") Award Agreement for EOG Resources, Inc. 2021 Omnibus Equity Compensation Plan (applicable to grants made on or after September 25, 2026).

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

* Exhibits filed herewith.

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Nine Months Ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets - September 30, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Stockholders' Equity - Three Months and Nine Months Ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements.

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

EOG RESOURCES, INC.
(Registrant)

Date:	November 5, 2026	By:	/s/ ANN D. JANSSEN Ann D. Janssen Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)